Form 10-Q
period 1993-12-31
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1994-02-14
CIK 788329

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1993
                                       OR
        [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number O-16255

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)


                 Wisconsin                            39-1536083
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)            Identification No.)



                    222 Main Street, Racine, Wisconsin  53403
                     (Address of principal executive offices)


                                 (414) 631-2100
              (Registrant's telephone number, including area code)



                         ______________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes __X__     No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   Yes _____     No _____

   APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
                   Class                           January 31, 1994

            Class A Common Stock
              ($.05 par value)                        6,767,516
            Class B Common Stock
              ($.05 par value)                        1,230,713

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                AND SUBSIDIARIES


    Index                                                    Page
                                                             No.


    PART I    FINANCIAL INFORMATION

              Item 1.   Financial Statements

                        Consolidated Statements of
                        Operations -
                        Three Months Ended December 31,
                        1993
                        and January 1, 1993                   3
                        Consolidated Balance Sheets -
                        December 31, 1993, October 1,
                        1993
                        and January 1, 1993                  4,5

                        Consolidated Statements of Cash
                        Flows -
                        Three Months Ended December 31,
                        1993 and January 1, 1993              6
                        Notes to Consolidated Financial
                        Statements                            7

              Item 2.   Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations            8,9


    PART II   OTHER INFORMATION

              Item 6.   Exhibits and Reports on Form
                        8-K                                   10

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended
                                        December 31,        January 1,
    (thousands of dollars, except           1993               1993
    per share data)

    Net sales                             $ 44,009          $ 46,929
    Cost of sales                           26,058            27,902
                                          --------          --------

       Gross profit                         17,951            19,027

    Operating expenses:
       Marketing and selling                12,040            11,792

       Financial and administrative          5,776             6,636
       management
       Research and development              1,106             1,347
       Profit sharing                          158               118
                                          --------          --------

          Total operating expenses          19,080            19,893
                                           -------           -------
       Operating loss                       (1,129)             (866)

    Interest income                            (85)             (144)
    Interest expense                         1,795             1,946
    Other expenses, net                        403               703

                                           -------           -------
       Loss before income taxes             (3,242)           (3,371)
    Income tax benefit                      (1,218)           (1,211)
                                         ---------         ---------

       Loss from continuing                 (2,024)           (2,160)
       operations
       Income from discontinued                 --             1,178
       operations
                                        ----------           -------

       Net loss                           $ (2,024)           $ (982)
                                        ==========          ========
       Earnings (loss) per common
       share

           Continuing operations          $ ( .25)           $ ( .27)
           Discontinued operations               --               .15
                                          ---------          --------
           Net loss                       $ ( .25)           $ ( .12)

                                          ========           ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)




   ASSETS
   (thousands of dollars)         December 31,      October 1,      January 1,
                                      1993            1993	           1993

   Current assets:
     Cash and temporary cash       $ 4,582           $ 4,415          $ 3,623
     investments
     Accounts receivable, less      48,223            44,803           48,436
     allowance for doubtful
     accounts of $1,647, $1,606,
     and $1,854, respectively

     Inventories                    77,536            67,323           75,346
     Other current assets           19,129            19,523           14,676
     Net assets of discontinued     43,691            46,504           49,856
     operations
                                  --------          --------         --------
          Total current assets     193,161           182,568          191,937
   Property, plant and equipment    18,777            19,052           19,978

   Intangible assets                33,841            34,957           39,027
   Other assets                      2,666             2,544            2,012
                                 ---------         ---------        ---------
                                  $248,445          $239,121         $252,954
                                  ========          ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

   LIABILITIES AND SHAREHOLDERS' EQUITY
   (thousands of dollars)            December 31,     October 1,    January 1,
                                         1993             1993         1993


   Current liabilities:
     Notes payable and current        $ 58,178         $ 37,123      $ 52,643
     maturities of long-term
     obligations
     Accounts payable                   12,560           11,874        14,715
     Accrued income taxes                  940            4,214          (914)

     Accrued restructuring               7,000            8,905         4,161
     expenses
     Other accrued liabilities          13,630           16,325        14,807
                                      --------         --------      --------

        Total current liabilities       92,308           78,441        85,412

   Long-term obligations, less          44,013           44,543        49,393
   current maturities
   Other liabilities                     5,111            5,319         6,501

                                     ---------        ---------     ---------
        Total liabilities              141,432          128,303       141,306
                                      --------         --------      --------


   Shareholders' equity:
     Preferred stock issued:  none          --               --            --
     Common stock:

        Class A shares issued:
          December 31, 1993,
        6,760,146;
          October 1, 1993,                 338              337           334
        6,758,346;
          January 1, 1993,
        6,684,907
        Class B shares issued
        (convertible into   Class
        A): December 31, 1993,
        1,230,883;                          62               62            62
          October 1, 1993,
        1,230,883;
          January 1, 1993,
        1,231,972

     Capital in excess of par           41,717           41,696        40,991
     value
     Retained earnings                  65,316           67,340        67,549
     Contingent compensation              (314)            (350)         (200)
     Cumulative translation               (106)           1,733         2,912
     adjustment
                                   -----------       ----------    ----------
        Total shareholders' equity     107,013          110,818       111,648
                                     ---------         ---------     ---------

        Total liabilities and        $ 248,445        $ 239,121     $ 252,954
        shareholders' equity
                                     =========        =========     =========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


   (thousands of dollars)                             Three Months Ended

                                             December 31,          January 1,
                                                 1993                 1993

   Cash used for operations:

      Net loss                                     $ (2,024)         $  (982)
      Noncash items:
        Depreciation and amortization                 1,737            1,855
        Deferred income taxes                           683              199

        Income from discontinued                         --           (1,178)
        operations
      Change in accounts receivable, net             (3,420)          (6,852)
      Change in inventories                         (10,213)          (5,323)

      Change in accounts payable and                 (7,188)          (2,778)
      accrued liabilities
      Change in net assets of discontinued            2,813           (6,954)
      operations
      Change in other, net                             (289)            (713)

                                                  ---------       ----------
                                                    (17,901)         (22,726)
                                                   --------         --------
   Cash used for investment activities:

      Additions to property, plant and               (1,356)          (1,429)
      equipment
      Other, ne                                      (1,123)          (2,235)
                                                  ---------        ---------

                                                     (2,479)          (3,664)
                                                  ---------        ---------
   Cash provided from financing
   activities:

      Changes in notes payable and                   20,525           26,461
      long-term obligations
      Issuance of common stock                           22                7
                                                   --------         --------
                                                     20,547           26,468

                                                    -------          -------

   Increase in cash and temporary cash                  167               78
   investments
   Cash and temporary cash investments:

        Beginning of period                           4,415            3,545
                                                   --------         --------
        End of period                               $ 4,582          $ 3,623
                                                    =======          =======



                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1)   Financial Statements

        The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of December 31, 1993 and the results of operations and cash flows for the three months ended December 31, 1993. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended October 1, 1993.

        Because of seasonal and other factors, the results of operations for the three months ended December 31, 1993 and January 1, 1993 are not necessarily indicative of the results to be expected for the full year.

   2)   Income Taxes

        The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3)   Other Financial Information

          Inventories          December 31,      October 1,       January 1,
                                   1993             1993             1993

          (thousands of
          dollars)


          Raw materials          $ 17,773         $ 16,622         $ 20,534
          Work in process           4,878            4,834            5,841
          Finished goods           54,885           45,867           48,971
                                 --------         --------         --------
                                 $ 77,536         $ 67,323         $ 75,346
                                 ========         ========         ========

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                AND SUBSIDIARIES


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

   Results of Operations

   Net sales were $44.0 million for the quarter ended December 31, 1993, a decrease of approximately 6% from net sales of $46.9 million for the corresponding period in 1992. Because of the seasonality of recreational products' sales, the Company's first quarter sales have historically accounted for only 15 - 16% of annual sales, and the first quarter results are not necessarily indicative of results to be expected for the full year. Approximately $2.6 million of the sales decrease is the result of the absence of sales from non-strategic recreation product lines which JWA is exiting. Sales of fishing products in North America increased approximately 12% this quarter as compared to the corresponding period in 1992. Sales of camping products in North America decreased approximately 9% this quarter as compared to the corresponding period in 1992. European sales measured in local currencies increased compared to the corresponding period in 1992, but the U.S. dollar value of these sales decreased approximately 1%, because of the change in relationship between the U.S. dollar and the currencies of the European countries in which the Company has operations. Relative to the U.S. dollar, the average value of the currencies of the European countries in which the Company has operations was lower for the quarter ending December 31, 1993 compared to the corresponding period in 1992.

   The Company incurred an operating loss of $1,129,000 for the quarter ended December 31, 1993 as compared to an operating loss of $866,000 for the corresponding period in 1992. The increase in the operating loss reflected the decrease in sales which was partially offset by lower operating expenses.

   Other expenses, net decreased approximately $300,000 due primarily to the reduction of foreign currency translation losses.

   The Company incurred a loss from continuing operations of $2.0 million for the quarter ended December 31, 1993 as compared to $2.2 million for the corresponding period in 1992. On July 28, 1993 the Board of Directors approved a formal plan to divest the Company's Marking Systems group. As a result of the adoption of the plan, the Marking Systems operations have been classified as discontinued for all years presented. All operating results for the Marking Systems group subsequent to July 28, 1983 are taken into account in determining the Company's net cost of disposal.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                AND SUBSIDIARIES

   Financial Condition

   Inventory and accounts receivable were $125.8 million on December 31, 1993 or $13.6 million higher than inventory and accounts receivable levels on October 1, 1993 and $2.0 million higher than inventory and accounts receiv-able levels on January 1, 1993. The increase from October 1, 1993 levels reflects normal seasonal increases as the Company enters its peak selling season in the second and third quarters. The increase from the January 1, 1993 levels is largely the result of level loading production of the Company's fishing motors and importing of Mitchell fishing reels to increase availability and reduce peak production and importing needs. The increase in inventory and accounts receivable from the January 1, 1993 levels was lessened by the changing relationship between the U.S. dollar and the European currencies in which the Company has operations. Value of the currencies in most countries in which the Company has operations have declined relative to the U.S. dollar as of December 31, 1993 in comparison to their values as of January 1, 1993. Current notes payable as of December 31, 1993 were approximately $21 million higher than October 1, 1993, primarily to finance the Company's normal seasonal increase in inventories and accounts receivable. Cash flow from operations and short term borrowings under existing credit facilities are sufficient to meet the Company's seasonal working capital needs.

   The Company is in the process of selling its marking systems business, which has been classified as a discontinued operation for all periods presented. Proceeds from the sale will initially be used to reduce outstanding debt and provide cash for operations.

                            PART II OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibit:

                 9   Johnson Worldwide Associates, Inc.
                     Class B Common Stock Voting Trust
                     Agreement, dated December 30, 1993

                11   Computation of Earnings Per Share

           (b)  There were no reports on Form 8-K filed
                for the three months ended December 31,
                1993.

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JOHNSON WORLDWIDE ASSOCIATES, INC.



   Date:  February 11, 1994



                            /s/  John Cahill
                            John Cahill
                            Vice-President, Secretary and Treasurer
                            (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                                                Page
                  Exhibit   Description                        Number

                     9.     Johnson Worldwide Associates, Inc.           --
                            Class B Common Stock Voting Trust
                            Agreement, dated December 30, 1993

                    11.     Computation of Earnings Per Share            --