Form 10-Q
period 1994-04-01
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1994-05-13
CIK 788329

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 1994

                                       OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-16255

                   JOHNSON WORLDWIDE ASSOCIATES, INC.
         (Exact name of Registrant as specified in its charter)

               Wisconsin                       39-1536083
     (State or other jurisdiction           (I.R.S. Employer
                  of                      Identification No.)
    incorporation or organization)
               222 Main Street, Racine, Wisconsin  53403
                (Address of principal executive offices)

                             (414) 631-2100
          (Registrant's telephone number, including area code)

                       _________________________
    (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X   No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   Yes ___  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Outstanding at May 2,
             Class                    1994

    Class A Common Stock
    ($.05 par value)               6,793,292
    Class B Common Stock
    ($.05 par value)               1,230,675

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES


                           Index                          Page No.

    PART I    FINANCIAL INFORMATION
              Item 1.   Financial Statements

                        Consolidated Statements of
                        Operations - Three and Six
                        Months Ended April 1, 1994 and
                        April 2, 1993                        3
                        Consolidated Balance Sheets -
                        April 1, 1994, October 1, 1993
                        and April 2, 1993                   4, 5

                        Consolidated Statements of
                        Cash Flows - Six Months Ended
                        April 1, 1994 and April 2,
                        1993                                 6


                                                                 -2-

                        Notes to Consolidated
                        Financial Statements                 7

              Item 2.   Management's Discussion and
                        Analysis of Financial
                        Condition and Results of
                        Operations                          8, 9

    PART II   OTHER INFORMATION

              Item 4.   Submission of Matters to a
                        Vote of Security Holders             10

              Item 6.   Exhibits and Reports on Form
                        8-K                                  10

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                      Three Months Ended   Six Months Ended

    (thousands of dollars,            April 1,  April 2,  April 1,  April 2,
    except per share data)              1994      1993      1994      1993

    Net sales                       $84,305   $85,259  $128,314   $132,188

    Cost of sales                    48,322    48,727    74,380     76,629

                                    -------   -------   -------    -------
         Gross profit                35,983    36,532    53,934     55,559

    Operating expenses:
         Marketing and selling       16,173    16,627    28,213     28,419

         Financial and
         administrative management    5,936     6,497    11,712     13,133

         Research and development     1,353     1,379     2,459      2,726
         Profit sharing                 506       482       664        600

                                    -------   -------   -------    -------

              Total operating
              expenses               23,968    24,985    43,048     44,878

                                    -------   -------   -------    -------
         Operating profit            12,015    11,547    10,886     10,681

    Interest income                    (105)     (113)     (190)      (257)

    Interest expense                  2,001     2,213     3,796      4,159
    Amortization of acquisition
    costs                               356       412       744        827

    Other expenses, net                  29       185        44        473
                                    -------   -------   -------   --------

         Income from continuing
         operations before income
         taxes                        9,734     8,850     6,492      5,479

    Income tax expense                3,605     3,441     2,387      2,230
                                    -------   -------   -------    -------

         Income from continuing
         operations                   6,129     5,409     4,105      3,249
         Income from discontinued
         operations                      --     1,550        --      2,728

                                  ---------   ------- ---------   --------

         Net income                 $ 6,129   $ 6,959  $  4,105   $  5,977
                                    =======   =======  ========   ========

         Earnings per common share
              Continuing operations    $  .76     $ .68   $   .51   $     .41

              Discontinued
              operations                   ---       .19       ---        .34

                                      --------   -------  --------    -------
              Net income              $    .76   $   .87  $    .51    $   .75

                                      ========   =======  ========    =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

    ASSETS                          April 1,    October   April 2,
    (thousands of dollars)            1994        1,        1993
                                                 1993

    Current assets:
         Cash and temporary cash
         investments              $  2,981   $  4,415   $  4,918

         Accounts receivable,
         less allowance for
         doubtful accounts of
         $1,811, $1,606 and
         $1,954, respectively       81,634     44,803     81,447

         Inventories                80,295     67,323     76,911
         Other current assets       17,798     19,523     15,153

         Net assets of
         discontinued operations    40,363     46,504     50,643
                                  --------   --------   --------

              Total current
              assets               223,071    182,568    229,072

    Property, plant and equipment   19,570     19,052     20,294
    Intangible assets               33,385     34,957     38,453

    Other assets                     2,736      2,544      1,970
                                ---------- ---------- ----------

                                  $278,762   $239,121   $289,789

                                  ========   ========   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                          October
    LIABILITIES AND SHAREHOLDERS' EQUITY       April 1,      1,     April 2,
    (thousands of dollars)                       1994       1993      1993

    Current liabilities:
         Notes payable and current
         maturities of long-term obligations $ 68,059  $ 37,123   $ 68,381

         Accounts payable                      17,037    11,874     21,788

         Accrued income taxes                   5,291     4,214      2,203
         Accrued restructuring expenses         5,558     8,905      2,684

         Other accrued liabilities             15,794    16,325     17,338
                                             --------  --------   --------

              Total current liabilities       111,739    78,441    112,394

    Long-term obligations, less current
    maturities                                 47,225    44,543     52,290
    Other liabilities                           5,214     5,319      6,083

                                             --------  --------   --------
         Total liabilities                    164,178   128,303    170,767

                                             --------  --------   --------

    Shareholders' equity:

         Preferred stock issued: none             ---       ---        ---
         Common Stock:

              Class A shares issued:
              April 1, 1994, 6,776,454;
              October 1, 1993, 6,758,346;
              April 2, 1993, 6,693,507            339       338        335

              Class B shares issued
              (convertible into Class A):
              April 1, 1994, 1,230,675;
              October 1, 1993, 1,230,883;
              April 2, 1993, 1,231,972             61        61         61

         Capital in excess of par value        42,061    41,696     41,020

         Retained earnings                     71,445    67,340     74,508
         Contingent compensation                 (352)     (350)      (180)

         Cumulative translation adjustment      1,030     1,733      3,278

                                             --------  --------   --------
              Total shareholders' equity      114,584   110,818    119,022

                                             --------  --------   --------
              Total liabilities and
              shareholders' equity           $278,762  $239,121   $289,789

                                             ========  ========   ========


    The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

    (thousands of dollars)                           Six Months Ended
                                                  April 1,      April 2,
                                                    1994          1993

    Cash used for operations:
         Net income                               $ 4,105        $ 5,977

         Noncash items:

              Depreciation and amortization         3,600          3,991
              Deferred income taxes                 1,071            400

              Income from discontinued
              operations                              ---         (2,728)
         Change in accounts receivable, net       (37,012)       (42,265)

         Change in inventories                    (13,488)       (11,296)

         Change in restructuring accrual           (3,347)        (1,816)
         Change in accounts payable and
         accrued liabilities                        6,627         12,606

         Change in net assets of discontinued
         operations                                 6,141         (6,191)
         Change in other, net                          26         (1,067)

                                                  -------       -------

                                                  (32,277)       (42,389)
                                                 -------        -------

    Cash used for investment activities:
         Additions to property, plant and
         equipment                                 (3,342)        (3,174)

         Other, net                                   (27)          (276)

                                                 -------        -------
                                                   (3,369)        (3,450)

                                                 -------        -------
    Cash provided from financing activities:

         Changes in notes payable and long-
         term liabilities                          34,011         47,589

         Issuance of common stock                     278             36
                                                  -------        -------

                                                   34,289         47,625

                                                  -------        -------
    Effect of foreign currency fluctuations
    on cash                                           (77)          (413)

                                                 -------        -------
    (Decrease) increase in cash and temporary
    cash investments                               (1,434)         1,373

    Cash and temporary cash investments:

         Beginning of period                        4,415          3,545
                                                  -------        -------

         End of period                            $ 2,981        $ 4,918
                                                  =======        =======

    The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1)   Financial Statements

        The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of April 1, 1994, the results of operations for the three and six months ended April 1, 1994 and cash flows for the six months ended April 1, 1994. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended October 1, 1993.

        Because of seasonal and other factors, the results of operations for the three and six months ended April 1, 1994 and April 2, 1993 are not necessarily indicative of the results to be expected for the full year.

   2)   Income Taxes

        The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3)   Inventories

                                        April 1,    October 1,    April 2,
                                          1994         1993         1993

                (thousands of
                dollars)
                Raw materials           $18,653      $16,622      $21,884

                Work in process           6,127        4,834        5,263

                Finished goods           55,515       45,867       49,764
                                        -------      -------      -------

                                        $80,295      $67,323      $76,911
                                        =======      =======      =======

   4)   Subsequent Event

        On May 6, 1994 the Company completed the sale of a group of businesses that represent a major component of the Company's Marking Systems group. The businesses that have been sold include: Porelon, Inc., manufacturer of ink rolls and ribbon re-inking systems; Microfoam, which produces foam structures used for inked and non-inked purposes; U.S. Stamp, manufacturer and marketer of pre-inked hand stamps; and Unigraphics, headquartered in Boras, Sweden, servicing hand stamp customers in Europe. The net assets of these businesses were classified as discontinued operations for all periods presented. Proceeds from the sale will eventually be redeployed into recreation products, but, in the short term, the proceeds have been used to pay down debt. Negotiations are continuing regarding the sale of Trident, which is the remaining component of the discontinued Marking Systems group.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

   Results of Operations

   Net sales were $84.3 million for the quarter ended April 1, 1994, a decrease of approximately 1% from net sales of $85.3 million for the corresponding period in 1993. Sales of the European operations for the quarter ended April 1, 1994, increased $3.3 million or approximately 11% over the corresponding period in 1993. Sales of fishing and camping products accounted for approximately 88% of the European sales increase. Sales of the North American operations for the quarter ended April 1, 1994 decreased approximately $2.9 million or approximately 6% compared to the corresponding period in 1993. Approximately $2.4 million of the sales decrease is the result of the absence of sales from non-strategic recreation product lines which JWA is exiting. Sales of North American camping products were up 2% for the quarter ended April 1, 1994 over the corresponding period in 1993. Sales of North American fishing products were down approximately 1% for the quarter ended April 1, 1994 from the corresponding period in 1993, but were strong in the month of March consistent with recent trends in trade purchases aligning more closely with the trends of retail sales. Net sales of $128.3 million for the six months ended April 1, 1994 decreased approximately $3.9 million or 3% from net sales of $132.2 million for the corresponding period in 1993. The absence of sales from non-strategic recreation product lines which JWA is exiting caused sales for the six months ended April 1, 1994 to be approximately $5.0 million lower than the corresponding period in 1993.

   Operating profit for the quarter ended April 1, 1994 increased approximately $468,000 or 4% from the corresponding period in 1993 due to a reduction in operating expenses. Operating profit for the six months ended April 1, 1994 increased approximately $205,000 or 2% from the corresponding period in 1993. The gross profit reduction of $1.6 million in the six months ended April 1, 1994 which was primarily from lower net sales, was offset by reduced operating expenses of $1.8 million. Net reduction in operating expenses resulted primarily from the Company's repositioning actions described in the Company's 1994 Annual Report.

   Interest expense for the quarter and six months ended April 1, 1994 decreased approximately $212,000 and $363,000, respectively, over the corresponding periods in 1993 due primarily to lower interest rates at the Company's foreign operations. Although U.S. interest rates have increased, the Company expects interest expense in the third and fourth quarters to be less than corresponding periods in the prior year, because the Company intends to initially use the proceeds from the sale of the Company's Marking System business to reduce debt.

   Other expenses, net decreased approximately $156,000 for the quarter ended April 1, 1994 and approximately $429,000 for the six months ended April 1, 1994 as compared to the corresponding period in 1993, primarily as a result of a reduction in foreign currency translation losses.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

   Income from continuing operations for the quarter and six months ended April 1, 1994 was $6.1 million and $4.1 million, respectively, as compared to $5.4 million and $3.2 million for the corresponding periods in 1993.
   On July 28, 1993 the Board of Directors approved a formal plan to divest the Company's Marking Systems group. As a result of the adoption of the plan, the Marking Systems operations have been classified as discontinued for all periods presented. All operating results for the Marking Systems group subsequent to July 28, 1993 are taken into account in determining the Company's net cost of disposal. As discussed in the Financial Condition section, on May 6, 1994, the Company sold a major component of the Marking Systems group.

   Financial Condition

   Inventories and accounts receivable were $161.9 million on April 1, 1994 or $49.8 million higher than inventory and accounts receivable levels on October 1, 1993 and $3.6 million higher than inventory and accounts receivable levels on April 2, 1993. The increase from October 1, 1993 levels reflects normal seasonal increases in connection with the Company's peak selling season in the second and third quarters. The $3.6 million increase from the April 2, 1993 levels is largely the result of the increased levels of U.S. fishing finished good inventories in response to the continuing shift by large retailers to purchasing inventory closer to the retail selling season. The increase in inventory and accounts receivable from the April 2, 1993 levels was lessened by the changing relationship between the U.S. dollar and the European currencies in which the Company has operations. Values of the currencies in most countries in which the Company operates have declined relative to the U.S. dollar as of April 1, 1994 in comparison to their values as of April 2, 1993. Current notes payable as of April 1, 1994 were approximately $31.2 million higher than October 1, 1993, primarily to finance the Company's normal seasonal increase in inventories and accounts receivable. Cash flow from operations and short term borrowings under existing credit facilities are sufficient to meet the Company's seasonal working capital needs.

   During the quarter ended April 1, 1994, the Company began construction of a new office and Research and Development building for employees located in Racine. The estimated cost of the building is approximately $4.0 million. Existing credit facilities are sufficient to meet the Company's expected capital expenditures.

   On May 6, 1994 the Company completed the sale of a group of businesses that represent a major component of the Company's Marking Systems group. The businesses that have been sold include: Porelon, Inc., manufacturer of ink rolls and ribbon re-inking systems; Microfoam, which produces foam structures used for inked and non-inked purposes; U.S. Stamp, manufacturer and marketer of pre-inked hand stamps; and Unigraphics, headquartered in Boras, Sweden, servicing hand stamp customers in Europe. The net assets of these businesses were classified as discontinued operations for all periods presented. Proceeds from the sale will eventually be redeployed into recreation products, but, in the short term, the proceeds have been used to pay down debt. Negotiations are continuing regarding the sale of Trident, which is the remaining component of the discontinued Marking Systems group.

                            PART II OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders

   At the Company's Annual Meeting on January 27, 1994, the Shareholders voted to:

                           Votes      Votes
                            Cast      Cast      Votes    Absten-     Broker
                            For      Against   Withheld    tion     Non-Votes

    a) Elect the following individuals as Directors for terms that expire at the next annual meeting.

    Class A Directors:

    Donald W. Brinckman5,043,641        0       5,930        0          0

    Thomas F. Pyle, Jr.5,043,941        0       5,630        0          0

    Class B Directors:

    Samuel C. Johnson  1,220,115        0         0          0          0

    Helen P. Johnson-  1,220,115        0         0          0          0
    Leipold

    Raymond F. Farley  1,220,115        0         0          0          0

    John D. Crabb      1,220,115        0         0          0          0

    b) Approve the Johnson Worldwide Associates, Inc. 1994 Long-Term Stock Incentive Plan.

                      16,230,330     302,409      0       473,108    244,874

    c) Approve an amendment to the Johnson Worldwide Associates, Inc. 1987 Employees' Stock Purchase Plan to increase the number of shares of Class A Common Stock authorized for issuance from 60,000 to 150,000.

                      16,556,183     25,377       0       443,643    225,518

    d) Approve an amendment to the Johnson Worldwide Associates, Inc. 1987 Employees' Stock Purchase Plan to change the eligibility requirements to exclude participation by executive officers who participate in the proposed Johnson Worldwide Associates, Inc. 1994 Long-Term Stock Incentive Plan.

                      16,751,763     37,356       0       445,686     15,916

    e)   Approve  Johnson   Worldwide  Associates,  Inc.  1994   Non-Employee
         Director Stock Ownership Plan.

                      16,687,689     123,353      0       214,161    225,518

   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibit:

             10.1 Johnson Worldwide Associates, Inc. 1994 Long-Term Stock
                  Incentive Plan

             10.2 Johnson Worldwide Associates, Inc. 1994 Non-Employee
                  Director Stock Ownership Plan

             11   Computation of Earnings Per Share

        (b) There were no reports on Form 8-K filed for the three months ended April 1, 1994.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      JOHNSON WORLDWIDE ASSOCIATES,
                                         INC.

   Date:  May 11, 1994

                                      /s/  John Cahill

                                      John Cahill
                                      Vice-President, Secretary and Treasurer
                                      (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX

        Exhibit      Description                      Page Number

         10.1        Johnson Worldwide Associates,
                     Inc. 1994 Long-Term Stock
                     Incentive Plan                        __

         10.2        Johnson Worldwide Associates,
                     Inc. 1994 Non-Employee
                     Director Stock Ownership Plan         __

          11.        Computation of Earnings Per
                     Share                                 __