Form 10-Q
period 1994-06-30
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1994-08-15
CIK 788329

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 1994

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

   Yes ___  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Outstanding at August 2,
             Class                     1994

    Class A Common Stock
    ($.05 par value)                   6,810,393
    Class B Common Stock
    ($.05 par value)                   1,230,599

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES


                           Index                          Page No.


    PART I    FINANCIAL INFORMATION
              Item 1.   Financial Statements

                        Consolidated Statements of
                        Operations - Three Months and
                        Nine Months Ended July 1, 1994
                        and July 2, 1993                     3

                        Consolidated Balance Sheets -
                        July 1, 1994, October 1, 1993
                        and July 2, 1993                     4

                        Consolidated Statements of
                        Cash Flows - Nine Months Ended
                        July 1, 1994 and July 2, 1993        6

                        Notes to Consolidated
                        Financial Statements                 7

              Item 2.   Management's Discussion and          8
                        Analysis of Financial
                        Condition and Results of
                        Operations

    PART II   OTHER INFORMATION

              Item 6.   Exhibits and Reports on Form
                        8-K                                  11

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                     Three Months Ended   Nine Months Ended
    (thousands of dollars,           July 1,    July 2,   July 1,   July 2,
    except per share data)           1994       1993      1994      1993

    Net sales                       $95,083   $93,297  $223,397  $225,485
    Cost of sales                    54,862    54,315   129,242   130,944
                                    -------   -------   -------   -------

         Gross profit                40,221    38,982    94,155    94,541
                                    -------   -------   -------    ------

    Operating expenses:
         Marketing and selling       17,425    16,953    45,638    45,372

         Financial and
          administrative management   5,836     7,002    17,548    20,135

         Research and development     1,231     1,260     3,690     3,986
               Profit sharing           636     1,011     1,300     1,611

         Amortization of
          acquisition costs             375       426     1,119     1,253
                                   --------   -------   -------   -------
              Total operating
               expenses              25,503    26,652    69,295    72,357
                                    -------   -------   -------   -------
         Operating profit            14,718    12,330    24,860    22,184

    Interest income                     (48)      (49)     (238)     (306)

    Interest expense                  1,777     2,291     5,573     6,450
    Other expenses, net                  98       298       142       771
                                    -------   -------   -------  --------
         Income from continuing
          operations before income
          taxes                      12,891     9,790    19,383    15,269

    Income tax expense                4,952     3,608     7,339     5,838
                                    -------   -------   -------   -------
         Income from continuing
          operations                  7,939     6,182    12,044     9,431

         Income from
          discontinued operations,
          net of tax expense of
          $581 and $2,590,
          respectively                   --       836        --     3,564

         Gain on disposal of
          discontinued operations,
          including tax benefit of
          $1,549                      4,052        --     4,052        --
                                   -------- --------- -------------------
         Net income                 $11,991   $ 7,018  $ 16,096  $ 12,995
                                    =======   =======  ========  ========

    Earnings per common share
         Continuing operations       $  .98     $ .77     $ 1.49    $ 1.18

         Discontinued operations         --       .11         --       .45

         Gain on disposal of
          discontinued operations       .50        --        .50        --
                                     ------     -----     ------    ------
         Net income                  $ 1.48     $ .88     $ 1.99    $ 1.63
                                     ======     =====     ======    ======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


    ASSETS                                     July 1,  October 1,   July 2,
    (thousands of dollars)                       1994       1993      1993

    Current assets:
         Cash and temporary cash
          investments                        $ 18,907  $  4,415  $  5,908

         Accounts receivable, less allowance
          for doubtful accounts of $2,092,
          $1,606 and $2,063, respectively      77,764    44,803    70,446
         Inventories                           75,620    67,323    69,993

         Other current assets                  12,313    19,523    12,447

         Net assets of discontinued
          operations                               --    46,504    51,991
                                           ----------  --------  --------
              Total current assets            184,604   182,568   210,785

    Property, plant and equipment              22,074    19,052    19,867

    Intangible assets                          33,933    34,957    36,887

    Other assets                                2,185     2,544     1,870
                                            ---------  --------  --------
                                             $242,796  $239,121  $269,409
                                             ========  ========  ========


                                    Continued

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


  LIABILITIES AND SHAREHOLDERS' EQUITY       July 1,   October 1,  July 2,
    (thousands of dollars)                     1994       1993      1993
    Current liabilities:

         Notes payable and current
          maturities of long-term
          obligations                        $ 23,977  $ 37,123   $ 50,096
         Accounts payable                      17,288    11,874     13,820
         Accrued income taxes                   5,257     4,214      5,049
         Accrued restructuring expenses         2,814     8,905      2,469
         Other accrued liabilities             19,833    16,325     18,201
                                             --------  --------   --------

              Total current liabilities        69,169    78,441     89,635

    Long-term obligations, less current
     maturities                                37,389    44,543     49,019
    Other liabilities                           6,825     5,319      6,061
                                            --------- ---------  ---------
         Total liabilities                    113,383   128,303    144,715
                                             --------  --------   --------
    Shareholders' equity:

         Preferred stock: none issued             ---       ---        ---
         Common Stock:

              Class A shares issued:
                July 1, 1994, 6,800,793;
                October 1, 1993, 6,758,346;
                July 2, 1993, 6,728,279           341       338        336

              Class B shares issued
              (convertible into
              Class A):
                July 1, 1994, 1,230,599;
                October 1, 1993, 1,230,883;
                July 2, 1993, 1,231,850            61        61         62

         Capital in excess of par value        42,258    41,696     41,236

         Retained earnings                     83,436    67,340     81,526

         Contingent compensation                 (304)     (350)      (159)
         Cumulative translation adjustment      3,621     1,733      1,693
                                             --------   -------   --------
              Total shareholders' equity      129,413   110,818    124,694
                                             --------  --------   --------
              Total liabilities and
               shareholders' equity          $242,796  $239,121   $269,409
                                             ========  ========   ========

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

    (thousands of dollars)                           Nine Months Ended
                                                  July 1,        July 2,
                                                    1994          1993
    Cash used for operations:

         Net income                               $16,096        $12,995

         Noncash items:

              Depreciation and amortization         5,600          5,994
              Deferred income taxes                 3,581            342
              Income from discontinued
               operations                          (4,052)        (3,564)

              Change in:

              Accounts receivable, net            (31,129)       (32,314)
              Inventories                          (7,023)       ( 5,661)
              Restructuring accrual                (6,091)        (2,031)
              Accounts payable and
               accrued liabilities                  9,594          8,952
              Net assets of discontinued
              operations                            4,036         (6,703)
              Other, net                            3,256          2,137
                                                  -------        -------
                                                   (6,132)       (19,853)
                                                  -------        -------

    Cash provided from (used for) investment activities:

         Proceeds from sale of discontinued
          operations                               46,520             --
         Additions to property, plant and
          equipment                                (6,939)        (4,449)
         Other, net                                   612           (248)
                                                  -------        -------
                                                   40,193         (4,697)
                                                  -------        -------
    Cash provided from (used for) financing
     activities:

         Changes in notes payable and long-
          term obligations                        (20,229)        27,444
         Issuance of common stock                     476            254
                                                  -------        -------
                                                  (19,753)        27,506
                                                  -------        -------

    Effect of foreign currency fluctuations
     on cash                                          184           (593)
                                                  -------        -------
    Increase in cash and temporary cash
     investments                                   14,492          2,363

    Cash and temporary cash investments:
         Beginning of period                        4,415          3,545
                                                  -------        -------
         End of period                            $18,907        $ 5,908
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

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1)   Basis of Presentation

        The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of July 1, 1994, the results of operations for the three months and nine months ended July 1, 1994 and cash flows for the nine months ended July 1, 1994. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended October 1, 1993.

        Because of seasonal and other factors, the results of operations for the three months and nine months ended July 1, 1994 are not necessarily indicative of the results to be expected for the full year.

   2)   Income Taxes

        The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3)   Inventories
                               July 1,      October 1,     July 2,
    (thousands of dollars)      1994           1993         1993

    Raw materials              $18,871       $16,622      $19,765

    Work in process              5,174         4,834        5,971

    Finished goods              51,575        45,867       44,257
                               -------       -------      -------
                               $75,620       $67,323      $69,993
                               =======       =======      =======

   4)   Discontinued Operations

        During the three months ended July 1, 1994, the Company completed the sale of the Company's Marking Systems group. The net assets of these businesses were classified as discontinued operations as of October 1, 1993 and July 2, 1993. The proceeds from these businesses were used to reduce current notes payable or placed in temporary investments.

   5)   Reclassification

        Certain amounts as previously reported have been reclassified to conform with the current period presentation.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

   Results of Operations

   Net sales were $95.1 million for the three months ended July 1, 1994, an increase of approximately $1.8 million or 2% from net sales of $93.3 million for the corresponding period in 1993. North American sales for the three months ended July 1, 1994 increased approximately $758,000 or 1% over the corresponding period in 1993. The sales of North American operations for the quarter ended July 2, 1993, however, included approximately $5.2 million of sales from non-strategic recreation product lines, primarily Elliot commercial life rafts, which the Company has sold or otherwise exited. Sales of North American fishing products for the quarter ended July 1, 1994 increased 25% over the corresponding period in 1993. For the quarter ended July 1, 1994, sales of diving products in Japan increased approximately 36% over the corresponding period in 1993 principally due to the easing of supply problems. The U.S. dollar value of sales in Japan also benefited from the increase in the average value of the Japanese yen relative to the U.S. dollar for the quarter ended July 1, 1994 as compared with the corresponding period in 1993. Net sales of $223.4 million for the nine months ended July 1, 1994 decreased approximately $2.1 million or 1% from net sales of $225.5 million for the corresponding period in 1993. However, net sales for the nine months ended July 2, 1993 included approximately $10.2 million of sales from non-strategic recreation product lines, primarily Elliot commercial life rafts, which the Company has sold or otherwise exited.

   Gross profit for the three months ended July 1, 1994 increased approximately $1.2 million or 3% over the corresponding period in 1993 primarily because of the sales increase. Operating profit for the quarter ended July 1, 1994 increased approximately $2.4 million or 19% from the corresponding period in 1993. Operating profit for the quarter ended July 1, 1994 increased both because of the $1.2 million additional gross profit and because operating expenses were reduced approximately $1.1 million or 4% as compared to the corresponding period in 1993. Operating profit for the nine months ended July 1, 1994 increased approximately $2.7 million or 12% over the corresponding period in 1993. Net reductions in operating expenses for the three months and nine months ended July 1, 1994 resulted primarily from reductions in administrative expenses due to repositioning actions described in the Company's 1993 Annual Report. Certain amounts as previously reported, primarily amortization of acquisition costs, have been reclassified to conform with the current period presentation.

   Interest expense for the three months ended July 1, 1994 decreased approximately $514,000 or 22% from the corresponding period in 1993. The Company used approximately $39.8 million of the proceeds from the sale of the Marking Systems group to reduce debt levels, especially in the U.S., which resulted in reduced interest expense for the quarter ended July 1, 1994 as compared to the corresponding period in 1993. Although U.S. interest rates have increased, the Company expects interest expense in the fourth quarter to be less than the corresponding period in 1993. In addition, the Company will earn interest on invested funds until such time as those funds are used for seasonal working capital needs or for other corporate purposes.

   Other expenses, net for the three months and nine months ended July 1, 1994 decreased approximately $200,000 and $629,000, respectively, compared to the corresponding periods in the prior year, principally as a result of a reduction in foreign currency translation losses.

   Income from continuing operations for the three months and nine months ended July 1, 1994 was approximately $7.9 million and $12.0 million, respectively, as compared to $6.2 million and $9.4 million for the corresponding periods in 1993.

   On July 28, 1993 the Company's Board of Directors approved a formal plan to divest the Company's Marking Systems group. As a result, all operations of the Marking Systems group have been classified as discontinued operations for all periods presented. At that time, the Company recorded a loss on disposal of discontinued operations of $3.0 million. During the three months ended July 1, 1994 the Company completed the sales of the businesses comprising the Marking Systems group and recorded a gain on disposition of approximately $4.1 million as net sales proceeds exceeded expectations.

   Financial Condition

   Cash and temporary investments totaled $18.9 million on July 1, 1994 or approximately $14.5 million higher than cash and temporary investments on October 1, 1993 and $13.0 million higher than cash and temporary investments on July 2, 1993. The increase in cash and temporary investments is primarily due to the proceeds from the sale of the Company's Marking Systems group. Inventories and accounts receivable were $153.4 million on July 1, 1994 or $41.3 million or 37% higher than inventory and accounts receivable levels on October 1, 1993 and $12.9 million or 9% higher than inventory and accounts receivable levels on July 2, 1993. The increase from the October 1, 1993 levels reflects normal seasonal increases in connection with the Company's peak selling season in the second and third quarters. The increase from the July 2, 1993 levels is largely the result of sales occurring later during the current year quarter as compared to the prior year quarter, increased inventory levels of diving products in North America established during the reorganization of the manufacturing and distribution operations of the North America diving business and the changing relationship between the U.S. dollar and countries in which the Company has operations. Values of the currencies in several countries in which the Company has operations have increased relative to the U.S. dollar as of July 1, 1994 in comparison to their values as of July 1, 1993. Current notes payable as of July 1, 1994 were approximately $12.8 million lower than October 1, 1993 and $26.0 million lower than July 2, 1993, principally because the Company used a portion of the proceeds from the sale of the Company's Marking Systems group to reduce current notes payable.

   Cash from temporary investments, operations and borrowings under existing credit facilities are sufficient to meet the Company's seasonal working capital needs.

   The Company is completing construction of a new office and research and development facility for employees located in Racine. Construction costs through July 1, 1994 were approximately $2.0 million and the Company estimates the remaining construction and related equipment costs of the new facility are $3.5 million. Cash from temporary investments, operations and borrowings under existing credit facilities are sufficient to meet the Company's expected capital expenditures.

   Restructuring Reserves

   As a result of the desire of management and the Board of Directors to strategically reposition the Company as an integrated global recreation products company, restructuring reserves totaling $13 million and $4.5 million were recorded in 1993 and 1992, respectively. The key components of these charges were losses on the disposal of non-strategic recreation product lines totaling $6.4 million, creation of a centralized management structure totaling $2.3 million, severance costs of $3.6 million and facilities closing costs of $1.1 million. The majority of the restructuring charges were for future cash outlays, however, provisions were included for inventory and equipment writedowns and a $2.1 million writeoff of goodwill associated with non-strategic recreation product lines. As of July 1, 1994, approximately $2.8 million of unexpended reserves remained as a liability of the Company. Such liabilities are expected to be satisfied over the next twelve months from the working capital or existing bank lines of credit of the Company.

   In the aggregate, the Company expects its obligations for restructuring to approximate the amounts accrued in 1993 and 1992. However, certain estimates of the cost of components of the charges will vary from the amounts previously determined. In particular, the extent of restructuring of European operations (and the related cost) will be less than originally anticipated. This was offset by additional costs from the disposal of the Elliot commercial life raft operation, which was consummated in the three months ended July 1, 1994. The repositioning strategy of the Company has resulted in reduced operating costs.

                            PART II OTHER INFORMATION



   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibit No. 11:  Computation of Earnings Per Share

        (b) There were no reports on Form 8-K filed for the three months ended July 1, 1994.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      JOHNSON WORLDWIDE ASSOCIATES,
                                         INC.

   Date:  August 12, 1994

                                      /s/  Carl G. Schmidt
                                      Carl G. Schmidt
                                      Vice-President, Secretary and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

                                  EXHIBIT INDEX

        Exhibit      Description                      Page Number

          11.        Computation of Earnings Per
                     Share                                 __