Form 10-K
period 1994-09-30
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1994-12-22
CIK 788329

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

          [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1994
                                       OR
        [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ____________________

                         Commission file number 0-16255

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

               Wisconsin                              39-1536083
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

                  1326 Willow Road, Sturtevant, Wisconsin 53177
                    (Address of principal executive offices)
                                 (414) 884-1500
              (Registrant's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act:  None
           Securities registered pursuant to section 12(g) of the Act:
                      Class A Common Stock, $.05 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes___X___        No _______

   [  X  ]    Indicate by check mark if disclosure of delinquent filers
   pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

        As of November 15, 1994, 6,841,463 shares of Class A and 1,230,599 shares of Class B common stock of the Registrant were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates of the registrant was approximately $98,538,000 on November 15, 1994.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                Part and Item Number of Form
                   Document                     10-K into which Incorporated

    1.  Johnson Worldwide Associates,           Part I, Items 1 and 2, and
        Inc. 1994 Annual Report                 Part II, Items 5, 6, 7 and 8

    2.  Johnson Worldwide Associates,           Part III, Items 10, 11, 12
        Inc. Notice of Annual Meeting of        and 13
        Shareholders and Proxy Statement
        for the Annual Meeting of
        Shareholders on January 25, 1995

                                     PART I

   ITEM 1.   BUSINESS

   Johnson Worldwide Associates, Inc. and its subsidiaries (the "Company") are engaged in the manufacture and marketing of recreational products.
   The Company also manufactured and marketed marking systems, but on July 28, 1993 announced its intention to sell its marking systems business. In accordance with this decision, the marking systems business is presented as a discontinued operation in the Company's Consolidated Financial Statements. Additional information regarding the marking systems business is set forth at Note 3 to the Consolidated Financial Statements on page 20 in the Company's 1994 Annual Report, which is incorporated herein by reference. Financial information for the foreign and domestic operations of the Company's recreational business is set forth at Note 13 to the Consolidated Financial Statements on page 25 in the Company's 1994 Annual Report which is incorporated herein by reference.

   The Company's primary focus is on marketing and product innovation and design to achieve strong brand names and consumer recognition. Research and development activities for each of the Company's principal businesses emphasize new products and innovations to differentiate the Company's products from those of its competitors.

   The Company and S. C. Johnson & Son, Inc. ("SCJ") are controlled by Samuel
   C. Johnson, members of his family, and related entities.

   Recreational Products

                          Fishing and Camping Products

   The Company's fishing and camping products include Minn Kota electric fishing motors, Mitchell reels and rods, Johnson reels, Beetle Spin soft body lures, Johnson spoons, Deckhand electric boat anchor systems, Eureka! and Camp Trails tents and backpacks, Old Town canoes, Carlisle paddles, Silva compasses, and Jack Wolfskin camping tents, backpacks and outdoor clothing.

   The overall fishing and camping markets in which the Company competes have grown modestly in recent years. The Company believes it has been able to maintain or increase its share of most markets primarily as a result of the Company's emphasis on marketing and product innovation. Research and development emphasizes new products and innovations to provide demonstrable product differentiation and expanded product lines. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines, in-store displays and sponsorship of fishing tournaments. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

   Electric Fishing Motors. The Company manufactures, under its Minn Kota name, battery powered motors used on fishing boats for quiet trolling power. The Company's Minn Kota motors and related accessories are sold primarily in the United States through large retail store chains such as K-Mart and Wal-Mart.

   Rods and Reels. The Company markets Johnson fishing reels, which are primarily closed-face reels, as well as Mitchell reels, which are open-faced reels. Reels are sold individually and in rod and reel combinations, primarily through large retail store chains in the United States and Canada and specialty fishing shops in Europe. The Company's closed-face reels compete in a segment of the U.S. fishing reel market which is dominated by larger manufacturers. Marketing support for the Company's reels is focused on building brand names, emphasizing product features and innovations and on developing specific segments of the reel market through advertising in national outdoor magazines, through trade and consumer support at retail and through sponsorship of fishing tournaments.

   Lure Products. The Company's artificial lure products consist of Beetle Spin soft body lures, and Johnson spoons. These products are sold primarily through large retail store chains.

   Tents and Backpacks. The Company's Eureka! and Camp Trails tents and backpacks compete primarily in the mid- to high-price range of their respective markets and are sold in the United States through independent sales representatives primarily to sporting goods stores, catalog and mail order houses and camping and backpacking specialty stores. Marketing of the Company's tents and backpacks is focused on building the Eureka! and Camp Trails brand names and establishing the Company as a leader in product design and innovation. The Company's tents and backpacks are produced by off-shore manufacturing sources.

   The Company markets both Eureka! camping and commercial tents. The Company's camping tents have outside self-supporting aluminum frames allowing quicker and easier set-up, a design approach first introduced by the Company. Most of the Eureka! tents are made from breathable nylon. The Company's commercial tents include party tents and tents for fairs. Party tents are sold primarily to general rental stores while other commercial tents are sold directly to tent erectors. Commercial tents are manufactured by the Company in the United States. In 1994, the Company introduced a line of Camp Trails tents to compete in the promotional product category.

   Camp Trails backpacks consist primarily of internal and external frame backpacks for hiking and mountaineering. The Company's line of Camp Trails backpacks also includes soft back bags, day packs and travel packs. Jack Wolfskin, a German marketer of camping tents, backpacks and outdoor clothing, distributes its products primarily through camping and backpacking specialty stores in Germany with additional distribution in other European countries and Japan. In 1994, the Company introduced a line of Eureka! backpacks to compete in the mid to high performance product category.

   Canoes. The Company's canoes are sold under the Old Town name and consist of whitewater, tripping, touring and general recreational purpose canoes for the high quality and mid-price segments of the canoe market. The Company has developed a proprietary roto-molding process for manufacturing polyethylene canoes to compete in the higher volume mid-priced range of the market. These canoes maintain many of the design and durability characteristics of higher priced canoes. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood. The Company's canoes are sold primarily to sporting goods stores, catalog and mail order houses such as L. L. Bean, canoe specialty stores and marine dealers in the United States and Europe. The United States' market for canoes is relatively constant, but the Company believes, based on industry data, that it is the leading manufacturer of canoes in the United States in unit and dollar sales. Carlisle Paddles, a manufacturer of composite canoe paddles, supplies certain paddles that are sold with the Company's canoes as well as supplying paddles which are distributed through the same channels as the Company's canoes.

                           Diving and Marine Products

   Diving. The Company believes that it is one of the world's largest manufacturers and distributors of underwater diving products which it sells under the Scubapro name. The Company markets a full line of snorkeling and underwater diving equipment including regulators, stabilizing jackets, tanks, depth gauges, masks, fins, snorkels, diving electronics and other accessories. Scubapro products are marketed to the high quality, premium priced segment of the market. The Company maintains a marketing policy of limited distribution and sells primarily through independent specialty diving shops worldwide. These diving shops generally provide a wide range of services to divers, including instruction and repair service. Scubapro products are marketed primarily in the United States, Europe and the Pacific Basin.

   The Company focuses on maintaining Scubapro as the market leader in innovations and new products. The Company maintains a research and development staff both in the United States and Italy and has obtained several patents on Scubapro products and features. Consumer advertising focuses on building the Scubapro brand name and position as the high quality and innovative leader in the industry. The Company advertises its Scubapro equipment in diving magazines and through in-store displays.

   The Company maintains manufacturing and assembly facilities in the United States and Italy. The Company procures a number of its rubber and plastic products and components from offshore sources.

   Marine Products. The Company is a leading supplier in Europe of marine products and accessories primarily for sailing, which are sold under the Plastimo name. Plastimo products and accessories include safety products (such as buoyancy vests and inflatable life rafts), mooring products (such as anchors, fenders and ladders), navigational equipment (such as cockpit instruments, automatic pilots and compasses) and jib reefing systems. Plastimo products are also sold in the United States and other markets worldwide.

   The Company's line of Airguide marine, weather and automotive instruments are distributed primarily in the United States through large retail store chains and original equipment manufacturers.

                                Sales by Category

   The following table depicts net sales of continuing operations by major product category:

                                Year Ended

                September 30,    October 1,    October 2,
                     1994           1993          1992

                      (thousands of dollars)
   Fishing        $ 94,363      $ 84,773      $ 81,074

   Camping          87,529        86,118        84,068

   Diving           66,884        66,225        64,382

   Marine           35,567        43,176        46,321
                    ------        ------      --------
                  $284,343      $280,292      $275,845
                   =======       =======       =======

   Marking Systems

   The Company manufactured and marketed marking systems throughout the world under the Porelon, First Edition, Perma Stamp, Stamp-Ever, Phoenix, Eagle, Trident and other trade names. The Company's primary marking systems products included hand stamps; ink roll and cartridge replacement units for calculators, adding machines and computers; extruded rolls for the printing industry; and liquid ink jets. The hand stamps and replacement units were distributed through office supply retail stores, including the super store segment of the market. The liquid ink jets were sold to original equipment manufacturers primarily for applications in financial institutions and the postal industry.

   On July 28, 1993, the Company announced its intention to sell its marking systems business. As a result, the marking systems operations have been reclassified as discontinued for financial reporting purposes. The Company completed the divestiture of the marking systems business in the second calendar quarter of 1994.

   International Operations

   See Note 13 to the Consolidated Financial Statements on page 25 of the Company's 1994 Annual Report which is incorporated herein by reference, for financial information comparing the Company's domestic and international operations.

   Research and Development

   The Company commits significant resources to research and new product development. The Company expenses research and development costs as incurred. The amounts expended by the Company in connection with research and development activities for each of the last three fiscal years is set forth in the Consolidated Statements of Operations on page 16 of the Company's 1994 Annual Report which is incorporated herein by reference.

   Competition

   The markets for most of the Company's products are quite competitive. The Company believes its products compete favorably on the basis of product innovation, product performance and strong marketing support, and to a lesser extent, price.

   Employees

   At September 30, 1994, the Company had approximately 1,275 employees working in its businesses. The Company considers its employee relations to be excellent.

   Patents, Trademarks and Proprietary Rights

   The Company owns no single patent which is material to its business as a whole. However, the Company holds several patents, principally for diving products and roto-molded canoes and has filed several applications for patents. The Company also has numerous trademarks and trade names which the Company considers important to its business.

   Seasonality

   The Company's business is seasonal. The following table shows total net sales and operating profit of the Company's continuing operations for each quarter, as a percentage of the total year. An inventory writedown of $5.4 million is included as a component of fourth quarter operating loss in 1994. Restructuring charges of $13.0 million and $4.5 million for 1993 and 1992, respectively, are included as a component of the fourth quarter operating loss in those years.

                                                 Year Ended

                      September 30, 1994       October 1, 1993       October 2, 1992

                      Net       Operating     Net     Operating     Net     Operating
    Quarter Ended    Sales    Profit(Loss)   Sales  Profit(Loss)   Sales  Profit(Loss)
    December            16%         (8)%     17%         (11)%     17%           7%

    March               30          61       30           99       33           86

    June                33          78       33          110       30           31

    September           21         (31)      20          (98)      20          (24)
                       ---         ---      ---          ---      ---          ---
                       100%        100%     100%         100%     100%         100%
                       ===         ===      ===          ===      ===          ===

   Executive Officers of the Registrant

   Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Company's Proxy Statement for the January 25, 1995 Annual Meeting of Shareholders.

   Mr. Crabb, age 51, became President and Chief Executive Officer in January 1994. He served as President and Chief Operating Officer of the Company from 1992 to January 1994. Mr. Crabb served as Executive Vice President-Regional Director, Consumer Products, Europe of S.C. Johnson and Son, Inc. ("SCJ") from 1990 to 1992 and from 1984 to 1990 was Vice President-Regional Director of Asia/Pacific of SCJ. Mr. Crabb joined SCJ in 1970. He was previously employed by Lever Bros., Ltd., Toronto, Canada.

   Mr. Malone, age 64, retired as Chairman and Chief Executive Officer of the Company in January 1994. He was President and Chief Executive Officer of the Company from 1984 to 1992.

   Mr. Blime, age 53, became a Vice President of the Company and President of JWA Europe in 1993. From 1982 to 1993, Mr. Blime was President and Directeur General of Mitchell Sports, S.A., a subsidiary of the Company since 1990.

   Mr. Inslee, age 56, became Vice President-Human Resources of the Company in 1991. From 1988 to 1991, Mr. Inslee was Director of Human Resources of the Company. He was Director of Personnel at SCJ from 1981 to 1988. Mr. Inslee joined SCJ in 1960.

   Mr. Schmidt, age 38, became Vice President, Chief Financial Officer, Secretary and Treasurer of the Company in July 1994. From 1988 to July 1994 he was a partner in the firm of KPMG Peat Marwick LLP.

   Mr. Chilton, age 48, resigned as Vice President-Business Development in July 1994, which position he had held since November 1991. From 1987 to 1991 Mr. Chilton was President of Oregon Farms, Inc.

   Mr. Caulk, age 42, resigned as Vice President of the Company and President of JWA North America in October 1994, which positions he had held since July 1993. From 1991 to 1993, Mr. Caulk was Vice President and General Manager of Scubapro USA, a division of the Company. From 1989 to 1991, he was Director of Corporate Acquisitions and Planning for the Company.

   Mr. Cahill, age 37, resigned as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company in July 1994, which positions he had held since 1992. He served as Corporate Controller of the Company from 1989 to 1992.

   There are no family relationships between the above executive officers.

   ITEM 2.   PROPERTIES

   The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world.

   The Company's manufacturing processes are primarily assembly operations and the Company prefers to lease rather than own facilities to maintain operational flexibility and control the investment of financial resources in property. See Note 6 to the Consolidated Financial Statements on Page 21 of the Company's 1994 Annual Report for a discussion of lease obligations.

   The Company believes that its facilities are well maintained and have a capacity adequate to meet the Company's current needs.

   The Company's principal manufacturing locations and distribution centers are:

   Antibes, France
   Bad Sakingen, Germany
   Barcelona, Spain
   Binghamton, New York
   Bruxelles, Belgium
   Burlington, Ontario, Canada
   Chicago, Illinois
   Eastleigh, Hampshire, England
   Genoa, Italy
   Grayling, Michigan
   Henan, Sweden
   Henggart, Switzerland
   Lorient, France
   Mankato, Minnesota
   Marignier, France
   Mitcham, Surrey, England
   Morfelden-Walldorf, Germany
   Nykoping, Sweden
   Old Town, Maine
   Oslo, Norway
   Racine, Wisconsin
   Rancho Dominguez, California
   Salzburg-Glasenbach, Austria
   Silverwater, Australia
   Tokyo (Kawasaki), Japan

   The Company's Marking Systems' principal locations were:

   Boras, Sweden
   Brookfield, Connecticut
   Cookeville, Tennessee
   Houston, Texas
   Utica, New York

   The Company's corporate headquarters is in Mount Pleasant, Wisconsin. The Company's mailing address is Sturtevant, Wisconsin.

   ITEM 3.   LEGAL PROCEEDINGS

   The Company is subject to various legal actions and proceedings in the normal course of business, including those related to environmental matters. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome will have a significant effect on the Consolidated Financial Statements.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the last quarter of the year ended September 30, 1994.

                                     PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

   Information with respect to this item is included on pages 21, 23, 24 and 27 and the inside back cover of the Company's 1994 Annual Report and is incorporated herein by reference.

   There is no public market for the Registrant's Class B Common Stock. However, the Class B Common Stock is convertible at all times at the option of the holder into shares of Class A Common Stock on a share for share basis. As of November 15, 1994, the Company had 817 Holders of Record of its Class A Common Stock and 75 Holders of Record of its Class B Common Stock.

   The Company has never paid a dividend on its Common Stock.

   ITEM 6.   SELECTED FINANCIAL DATA

   Information with respect to this item is included on page 27 of the Company's 1994 Annual Report and is incorporated herein by reference.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   Information with respect to this item is included on pages 12 to 14 of the Company's 1994 Annual Report and is incorporated herein by reference.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and supplemental data of the registrant and subsidiaries, included on pages 15 through 27 of the Company's 1994 Annual Report, are herein incorporated by reference:

        Consolidated Balance Sheets - September 30, 1994 and October 1, 1993 Consolidated Statements of Operations - Years ended September 30,
         1994, October 1, 1993 and October 2, 1992
        Consolidated Statements of Shareholders' Equity - Years ended
         September 30, 1994, October 1, 1993 and October 2, 1992
        Consolidated Statements of Cash Flows - Years ended September 30,
         1994, October 1, 1993 and October 2, 1992
        Notes to Consolidated Financial Statements
        Independent Auditors' Report
        Five Year Financial Summary

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to this item, except for information on the Executive Officers which appears at the end of Part I of this report, is included in the Company's January 25, 1995 Proxy Statement under the headings "Election of Directors" and "Other Matters" and is incorporated herein by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to this item is included in the Company's January 25, 1995 Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to this item is included in the Company's January 25, 1995 Proxy Statement under the heading "Stock Ownership of Management and Others" and is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to this item is included in the Company's January 25, 1995 Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   A.   The following documents are filed as a part of this Form 10-K:

        1.   Financial Statements:

             Included in Item 8 of Part II of this Form 10-K are the following Consolidated Financial Statements, related notes thereto, and independent auditors' report which are incorporated herein by reference from the 1994 Annual Report:

             Consolidated Balance Sheets - September 30, 1994 and October 1,
                  1993
             Consolidated Statements of Operations - Years ended September
                  30, 1994, October 1, 1993 and October 2, 1992
             Consolidated Statements of Shareholders' Equity - Years ended
                  September 30, 1994, October 1, 1993 and October 2, 1992
             Consolidated Statements of Cash Flows - Years ended September
                  30, 1994, October 1, 1993 and October 2, 1992
             Notes to Consolidated Financial Statements
             Independent Auditors' Report
             Five Year Financial Summary

        2.   Financial Statement Schedules and Independent Auditors' Report:

             Included in Part IV of this Form 10-K are the following financial statement schedules and independent auditors' report:

             Independent Auditors' Report
             Schedule VIII - Valuation and Qualifying Accounts
             Schedule IX - Short-term Borrowings
             Schedule X - Supplementary Income Statement Information

             All other schedules are omitted because they are not applicable, are not required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

        3.   Exhibits

             See Exhibit Index on page 16.

   B.   Reports on Form 8-K:

        No reports on Form 8-K were filed during the fiscal year ended

        September 30, 1994.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Mount Pleasant and State of Wisconsin, on the 13th day of December, 1994.

                                    JOHNSON WORLDWIDE ASSOCIATES, INC.
                                               (Registrant)


                                           By  /s/ John D. Crabb
                                                  John D. Crabb
                                        President and Chief Executive
                                                    Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons in the capacities indicated on the 13th day of December, 1994.


        /s/ Samuel C. Johnson                Chairman of the Board
         (Samuel C. Johnson)                      and Director


          /s/ John D. Crabb                   President and Chief
           (John D. Crabb)                         Executive
                                              Officer and Director

       /s/ Donald W. Brinckman                      Director
        (Donald W. Brinckman)


        /s/ Raymond F. Farley                       Director
         (Raymond F. Farley)

    /s/ Helen P. Johnson-Leipold                    Director
     (Helen P. Johnson-Leipold)


       /s/ Thomas F. Pyle, Jr.                      Director
        (Thomas F. Pyle, Jr.)


         /s/ Carl G. Schmidt                 Vice President, Chief
          (Carl G. Schmidt)                    Financial Officer,
                                            Secretary and Treasurer
                                            (Principal Financial and
                                              Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT





   Shareholders and Board of Directors
   Johnson Worldwide Associates, Inc.:

   Under date of November 10, 1994, we reported on the consolidated balance sheets of Johnson Worldwide Associates, Inc. and subsidiaries as of September 30, 1994 and October 1, 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended September 30, 1994, as contained in the 1994 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14A. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

   In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                       KPMG Peat Marwick LLP
   Milwaukee, Wisconsin
   November 10, 1994

               JOHNSON WORLDWIDE ASSOCIATES, INC. AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                             (thousands of dollars)

                                                       Additions
                                           Balance at  Charged to                    Balance
                                            Beginning  Costs and                      at End
                                             of Year    Expenses   Deductions <F1>   of Year

   Year ended September 30, 1994:
        Allowance for doubtful accounts      $1,606     $1,421           $ 710         $2,317

   Year ended October 1, 1993:

        Allowance for doubtful accounts       1,867        994           1,255          1,606

   Year ended October 2, 1992:
        Allowance for doubtful accounts       1,715      1,213           1,061          1,867

   <F1>      Includes the impact of foreign currency fluctuations on these balance sheet accounts.

               JOHNSON WORLDWIDE ASSOCIATES, INC. AND SUBSIDIARIES

                       SCHEDULE IX - SHORT-TERM BORROWINGS

                             (thousands of dollars)
                                                                                       Weighted
                                                             Maximum      Average       Average
                                                Weighted     Amount        Amount      Interest
                                    Balance at   Average   Outstanding  Outstanding   Rate During
   Category of Aggregate              End of    Interest     During        During         the
   Short-term Borrowings             Year <F1>     Rate     the Year      the Year     Year <F2>

   Year ended September 30, 1994:
             Notes payable            $9,264     7.9%        $66,903      $37,495         5.9%

   Year ended October 1, 1993:
             Notes payable            31,175     5.7          65,907       44,840         7.3

   Year ended October 2, 1992:
             Notes payable            26,054     8.1          68,101       46,652         8.6

   <F1>      The difference between amounts per this schedule and the notes payable per the respective consolidated balance sheet represents current maturities of long-term obligations.

   <F2>      The weighted average interest rate was computed by dividing actual interest expense by the average borrowings outstanding.

               JOHNSON WORLDWIDE ASSOCIATES, INC. AND SUBSIDIARIES

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                             (thousands of dollars)

                                  Charged to Costs and Expenses
                                            Year Ended

                           September 30,    October 1,     October 2,
                                1994           1993           1992


   5.  Advertising costs      $12,078        $12,042        $10,854


   (1) Items 1, 3 and 4 have been omitted as the amounts did not exceed one percent of total sales and revenues.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                  EXHIBIT INDEX

    Exhibits                       Title                   Page No.

        3.1      Articles of Incorporation of the              *
                 Company.  (Filed as Exhibit 3.1 to the
                 Company's Form S-1 Registration
                 Statement No. 33-16998, and incorporated herein by reference.)

        3.2      Bylaws of the Company as Amended through      -
                 January 27, 1994

        4.1      Note Agreement dated May 1, 1991.             *
                 (Filed as Exhibit 4 to the Company's
                 Form 10-Q for the quarter ended June 28, 1991 and incorporated herein by reference).

        4.2      Revolving and Term Loan Agreement dated       *
                 October 2, 1991.  (Filed as Exhibit 4.4
                 to the Company's Form 10-K for the year
                 ended September 27, 1991 and
                 incorporated herein by reference.)

        4.3      Revolving Loan Agreement dated April 2,       *
                 1993.  (Filed as Exhibit 4 to the
                 Company's Form 10-Q for the quarter
                 ended April 2, 1993 and incorporated
                 herein by reference.)

        4.4      Note Agreement dated May 1, 1993.             *
                 (Filed as Exhibit 4 to the Company's
                 Form 10-Q for the quarter ended July 2,
                 1993 and incorporated herein by
                 reference.)

        4.5      Letter Amendment No. 1 dated September        *
                 30, 1993 to Note Agreement dated May 1,
                 1991

        4.6      Letter Amendment No. 1 dated September        *
                 27, 1993 to Revolving and Term Loan
                 Agreement dated October 2, 1991

        4.7      Letter Amendment No. 1 dated September        *
                 27, 1993 to Revolving Loan Agreement
                 dated April 2, 1993

        4.8      Letter Amendment dated September 30,          *
                 1993 to Note Agreement dated May 1, 1993

        4.9      Letter Amendment No. 2 dated September        -
                 30, 1994 to Revolving and Term Loan
                 Agreement dated October 2, 1991

        4.10     Letter Amendment No. 2 dated August 29,       -
                 1994 to Revolving Loan Agreement dated
                 April 2, 1993

        9.       Johnson Worldwide Associates, Inc. Class      *
                 B Common Stock Voting Trust Agreement,
                 dated December 30, 1993 (Filed as
                 Exhibit 9 to the Company's Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.)

       10.1      Acquisition Agreement between S. C.           *
                 Johnson & Son, Inc. and Johnson
                 Worldwide Associates, Inc. dated
                 December 18, 1985.  (Filed as Exhibit
                 10.1 to the Company's Form S-1
                 Registration Statement No. 33-16998, and incorporated herein by reference.)

       10.2      Discretionary Bonus Option Plan.  (Filed      *
                 as Exhibit 10-2 to the Company's Form
                 S-1 Registration Statement No. 33-16998, and incorporated herein by reference.)

       10.3      Johnson Worldwide Associates, Inc.            *
                 Amended and Restated 1986 Stock Option
                 Plan.  (Filed as Exhibit 10 to the
                 Company's Form 10-Q for the quarter
                 ended July 2, 1993 and incorporated
                 herein by reference.)

       10.4      Registration Rights Agreement regarding       *
                 Johnson Worldwide Associates, Inc.
                 Common Stock issued to the Johnson
                 family prior to the acquisition of
                 Johnson Diversified, Inc.  (Filed as
                 Exhibit 10.6 to the  Company's Form S-1
                 Registration Statement No. 33-16998, and incorporated herein by reference.)

       10.5      Registration Rights Agreement regarding       *
                 Johnson Worldwide Associate, Inc. Class
                 A Common Stock held by Mr. Samuel C.
                 Johnson.  (Filed as Exhibit 28 to the
                 Company's Form 10-Q for the quarter
                 ended March 29, 1991 and incorporated
                 herein by reference.)

       10.6      Lease Agreement between Johnson               *
                 Worldwide Associates, Inc. and Johnson
                 Redevelopment Corporation (lease relates to the Company's executive office).
                 (Filed as Exhibit 10.6 to the Company's
                 Form 10-K for the year ended October 2,
                 1992 and incorporated herein by
                 reference.)

       10.7      Form of Restricted Stock Agreement.           *
                 (Filed as Exhibit 10.8 to the Company's
                 Form S-1 Registration Statement No.
                 33-23299, and incorporated herein by
                 reference.)

       10.8      Form of Supplemental Retirement               *
                 Agreement of Johnson Diversified, Inc.
                 (Filed as Exhibit 10.9 to the Company's
                 Form S-1 Registration Statement No.
                 33-16998, and incorporated herein by
                 reference.)

       10.9      Johnson Worldwide Associates Retirement       *
                 and Savings Plan. (Filed as Exhibit 10.9 to the Company's Form 10-K for the year ended September 29, 1989 and incorporated herein by reference.)

       10.10     Form of Agreement of Indemnity and            *
                 Exoneration with Directors and Officers.
                 (Filed as Exhibit 10.11 to the Company's
                 Form S-1 Registration Statement No.
                 33-16998, and incorporated herein by
                 reference.)

       10.11     Consulting and administrative agreements      *
                 with S. C. Johnson & Son, Inc.  (Filed
                 as Exhibit 10.12 to the Company's Form
                 S-1 Registration Statement No.33-16998,
                 and incorporated herein by reference.)

       10.12     Johnson Worldwide Associates, Inc. Stock      *
                 Option Plan for Non-Employee Directors.
                 (Filed as Exhibit 4.2 to the Company's
                 Form S-8 Registration Statement No.
                 33-19805 and incorporated herein by
                 reference.)

       10.13     Sublease Agreement between Johnson            *
                 Worldwide Associates, Inc. and S.C.
                 Johnson and Son, Inc. (sublease relates
                 to the Company's former executive
                 office).

       10.14     Lease Agreement between Johnson               *
                 Worldwide Associates, Inc. and Johnson
                 Redevelopment Corporation (lease relates to the Company's former executive office).

       10.15     Johnson Worldwide Associates, Inc. 1994       *
                 Long-Term Stock Incentive Plan (Filed as
                 Exhibit 4 to the Company's S-8
                 Registration Statement No. 33-52073 and
                 incorporated herein by reference.)

       11.       Statement regarding computation of per    Incorporated by
                 share earnings.                           reference to
                                                           Note 14 to the
                                                           Consolidated
                                                           Financial
                                                           Statements on
                                                           page 25 of the
                                                           Company's 1994
                                                           Annual Report.

       13.       Johnson Worldwide Associates, Inc. 1994       -
                 Annual Report. With the exception of the Consolidated Financial Statements, independent auditors' report thereon and certain other information expressly incorporated herein by reference, the
                 Company's 1994 Annual Report is not to
                 be deemed filed as part of this report.

       21.       Subsidiaries of the Company as of             -
                 September 30, 1994.

       23.       Consent of KPMG Peat Marwick LLP.             -

       27.       Financial Data Schedule                       -

       28.       Definitive Proxy Statement (to be filed       *
                 with the Securities and Exchange
                 Commission within 120 days of the end of the Company's fiscal year covered by this Form 10-K pursuant to Instruction
                 (G)3 of this Form 10-K and Regulation
                 14A of the Securities Exchange Act of
                 1934).

        *  Incorporated by reference.