Form 10-Q
period 1994-12-30
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1995-02-13
CIK 788329

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 30, 1994
                                       OR
        [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to

   Commission file number 0-16255

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

             Wisconsin                                39-1536083
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

                 1326 Willow Road, Sturtevant, Wisconsin  53177
                    (Address of principal executive offices)

                                 (414) 884-1500
              (Registrant's telephone number, including area code)

                  _____________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

   Yes            No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Outstanding at
          Class                       January 28, 1995
   Class A Common Stock
   ($.05 par value)                     6,841,946
   Class B Common Stock
   ($.05 par value)                     1,230,199

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

    Index                                                     Page
                                                              No.



    PART I   FINANCIAL INFORMATION


             Item 1.  Financial Statements
                      Consolidated Statements of
                      Operations -
                      Three Months Ended December 30, 1994
                      and December 31, 1993                    3

                      Consolidated Balance Sheets -
                      December 30, 1994, September 30,
                      1994 and December 31, 1993               4

                      Consolidated Statements of Cash
                      Flows -
                      Three Months Ended December 30, 1994
                      and December 31, 1993                    6

                      Notes to Consolidated Financial
                      Statements                               7



             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                            8


    PART II  OTHER INFORMATION


             Item 6.  Exhibits and Reports on Form 8-K         10

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended
    (thousands of dollars, except per    December 30,     December 31,
    share data)                              1994             1993

    Net sales                             $53,462          $44,009

    Cost of sales                          33,278           26,058
                                           ------           ------

      Gross profit                         20,184           17,951

    Operating expenses:

      Marketing and selling                14,339           12,040

      Financial and administrative
         management                         5,951            5,776

      Research and development              1,434            1,106

      Profit sharing                           58              158

      Amortization of acquisition costs       384              388
                                           ------           ------

         Total operating expenses          22,166           19,468
                                           ------           ------
      Operating loss                       (1,982)          (1,517)

    Interest income                          (170)             (85)

    Interest expense                        1,229            1,795

    Other expenses, net                         4               15
                                            -----           ------
      Loss before income taxes             (3,045)          (3,242)

    Income tax benefit                     (1,104)          (1,218)
                                          -------          -------

      Net loss                           $ (1,941)        $ (2,024)
                                         ========         ========
      Loss per common share             $   ( .24)       $   ( .25)
                                        =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

   ASSETS
   (thousands of dollars)         December 30,  September 30,  December 31,
                                     1994           1994          1993

   Current assets:

      Cash and temporary cash
       investments                 $ 5,665        $15,588       $ 4,582
      Accounts receivable, less
       allowance for doubtful
       accounts of $2,429, $2,317
       and $1,647 respectively      58,894         54,942        48,223
      Inventories                   81,012         70,389        77,536
      Other current assets          17,044         14,449        19,129

      Net assets of discontinued
       operations                      --             --         43,691
                                    ------         ------        ------
        Total current assets       162,615        155,368       193,161

   Property, plant and equipment    27,781         26,579        18,777
   Intangible assets                34,563         35,009        33,841
   Other assets                      2,529          2,725         2,666
                                   -------       --------      --------
                                  $227,488       $219,681      $248,445
                                  ========       ========      ========
   LIABILITIES AND
    SHAREHOLDERS' EQUITY

   (thousands of dollars)
   Current liabilities:
     Notes payable and current
      maturities of long-term
      obligations                 $ 32,820       $ 16,097      $ 58,178
     Accounts payable               13,361         13,467        12,560
     Accrued income taxes            2,203          5,145           940
     Accrued restructuring
       expenses                        393          1,077         7,000

     Other accrued liabilities      16,944         18,248        13,630
                                    ------         ------        ------
       Total current liabilities    65,721         54,034        92,308

   Long-term obligations, less
    current maturities              31,168         31,190        44,013

   Other liabilities                 5,605          6,260         5,111
                                     -----          -----         -----

       Total liabilities           102,494         91,484       141,432
                                   -------         ------       -------

   Shareholders' equity:
     Preferred stock:  none
       issued                         --              --            --
     Common stock:
       Class A shares issued:
         December 30, 1994,
          6,866,196; September 30,
          1994, 6,859,558;
          December 31, 1993,
          6,760,146                   343             343           338

       Class B shares issued
        (convertible into Class A):
        December 30, 1994,
         1,230,199; September 30,
         1994, 1,230,599; December
         31, 1993, 1,230,883           62              62            62

     Capital in excess of
       par value                   43,378          43,330        41,717
     Retained earnings             77,597          79,538        65,316

     Contingent compensation         (201)           (242)         (314)

     Cumulative translation
      adjustment                    4,379           5,166          (106)

     Treasury stock:
       December 30, 1994,
         25,000 shares               (564)            --            --
                                     ----           -----         -----
       Total shareholders'
        equity                    124,994         128,197       107,013
                                  -------         -------       -------

       Total liabilities and
        shareholders' equity     $227,488        $219,681      $248,445
                                 ========         =======       =======


   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


   (thousands of dollars)                     Three Months Ended

                                          December 30,  December 31,
                                              1994          1993

   Cash used for operations:
     Net loss                               $ (1,941)     $ (2,024)

     Noncash items:
       Depreciation and amortization           1,908         1,713
       Deferred income taxes                     249           557

     Change in:
       Accounts receivable, net               (4,355)       (4,268)
       Inventories                           (10,928)      (11,482)
       Accrued restructuring expenses           (684)       (1,905)
       Accounts payable and accrued           (6,074)       (4,037)
       Net assets of discontinued                 --         2,813
       Other, net                             (1,525)         (930)
                                              ------          ----
                                             (23,350)      (19,563)
                                             -------       -------
   Cash used for investment activities:

     Additions to property, plant and
      equipment                               (2,755)       (1,364)

   Cash provided from financing activities:
     Changes in notes payable and
      long-term obligations                   16,811        21,321
     Issuance of common stock                     48            22
     Purchase of treasury stock                 (564)           --
                                               -----         -----
                                              16,295        21,343

   Effect of foreign currency
    fluctuations on cash                        (113)         (249)
                                              ------        ------
   Increase (decrease) in cash and
    temporary cash investments                (9,923)          167

   Cash and temporary cash investments:
       Beginning of period                    15,588         4,415
                                              ------         -----
       End of period                         $ 5,665       $ 4,582
                                             =======       =======


   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



   1)  Basis of Presentation

       The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of December 30, 1994 and the results of operations and cash flows for the three months ended December 30, 1994. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 1994.

       Because of seasonal and other factors, the results of operations for the three months ended December 30, 1994 are not necessarily indicative of the results to be expected for the full year.

   2)  Income Taxes

       The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3)  Inventories

                           December 30, September 30, December 31,
                               1994         1994          1993
   (thousands of dollars)

   Raw materials            $ 21,713     $ 19,058      $ 17,773
   Work in process             5,352        4,625         4,878
   Finished goods             60,674       54,260        56,402
                              ------       ------        ------
                              87,739       77,943        79,053
   Less:  reserves            (6,727)      (7,554)       (1,517)
                              ------       ------        ------
                            $ 81,012     $ 70,389      $ 77,536
                            ========     ========      ========

   4)  Shareholders' Equity

       In December 1994 the Company granted options to purchase 114,000 shares of Class A Common Stock at $ 18.625 per share.

   5)  Reclassification

       Certain amounts as previously reported have been reclassified to conform with the current period presentation.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

   Results of Operations


   Net sales for the quarter ended December 30, 1994 were $53.5 million, an increase of approximately 21% from net sales of $44.0 million for the corresponding period in 1993. Because of the seasonality of recreational products sales, the Company's first quarter sales have historically accounted for 15 - 17% of annual sales, and the first quarter results are not necessarily indicative of results to be expected for the full year. Sales of the North American group for the quarter ended December 30, 1994 increased 13% as compared to the corresponding period in 1993. European and Asian sales for the quarter ended December 30, 1994 increased 35% as compared to the corresponding period in 1993. The European and Asian sales increase was magnified by the change in relationship between the U.S. dollar and the currencies of the European and Asian countries in which the Company has operations. Excluding the impact of this change in the relative value of these European and Asian currencies, European and Asian sales for the quarter ended December 30, 1994 increased approximately 26% as compared to the corresponding period in 1993.

   The gross profit percentage declined in the current year due primarily to changes in product mix and new early season selling programs in the Company's North American fishing business.

   The Company incurred an operating loss of $2.0 million for the quarter ended December 31, 1994 as compared to an operating loss of $1.5 million for the corresponding period in 1993. The increased operating loss was caused primarily by increased marketing and selling expenses, particularly those associated with the Company's North American fishing products.

   Interest expense for the quarter ended December 30, 1994 decreased approximately $566,000 or 32% from the corresponding period in 1993, primarily as a result of lower debt levels partially offset by rising interest rates on short-term debt. During the quarter ended July 1, 1994 the Company completed the divestiture of its Marking Systems group and used a significant portion of the $46.5 million of proceeds from the divestiture to reduce debt.

   The Company incurred a net loss of $1.9 million for the quarter ended December 30, 1994 as compared to a loss of $2.0 million for the corresponding period in 1993.


   Financial Condition

   Inventory and accounts receivable were $139.9 million on December 30, 1994 or $14.6 million higher than inventory and accounts receivable levels on September 30, 1994 and $14.1 million higher than inventory and accounts receivable levels on December 31, 1993. The $14.6 million increase from September 30, 1994 primarily reflects normal seasonal increases in inventory as the Company enters its peak selling season in the second and third quarters. The increase in accounts receivable from the December 31, 1993 levels is primarily due to the increased sales for the quarter ended December 30, 1994 as compared to the corresponding period in 1993. The increase in inventory and accounts receivable levels was magnified by the changing relationship between the U.S. dollar and the currencies of European and Asian countries in which the Company has operations. Values of the currencies in most European and Asian countries in which the Company has operations have increased relative to the U.S. dollar as of December 30, 1994 in comparison to their values as of December 31, 1993. The change in the foreign currencies' values, caused approximately $5.8 million of the increase in the December 30, 1994 inventory and accounts receivable levels as compared to the December 31, 1993 levels. Current notes payable as of December 30, 1994 were approximately $16.8 million higher than September 30, 1994, due primarily to the need to finance the Company's normal seasonal increase in inventories and accounts receivable. Current notes payable as of December 30, 1994 were approximately $26.3 million lower than December 31, 1993, primarily because a significant portion of the proceeds from the divestiture of the Company's Marking Systems group where used to reduce debt. The Company's Marking Systems group has been classified as discontinued operations for all periods prior to July 1, 1994.

   Cash flow from operations and borrowings under existing credit facilities are sufficient to meet the Company's seasonal working capital and capital expenditure needs.

                            PART II OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K


           (a) Exhibit 11:  Computation of Earnings
               Per Share

               Exhibit 27:  Financial Data Schedule

           (b) There were no reports on Form 8-K filed for the three months ended December 30, 1994.

                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JOHNSON WORLDWIDE ASSOCIATES, INC.

   Date:  February 9, 1995

                                      /s/ Carl G. Schmidt
                                      Carl G. Schmidt
                                      Vice President, Chief Financial
                                      Officer, Secretary and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

                                  EXHIBIT INDEX


                                                  Page
     Exhibit  Description                        Number


       11.    Computation of Earnings Per Share    --

       27.    Financial Data Schedule              --