Form 10-Q
period 1995-03-31
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1995-05-15
CIK 788329

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995
                                       OR
        [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to

   Commission file number 0-16255

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

                 Wisconsin                         39-1536083
    (State or other jurisdiction of     (I.R.S. Employer Identification
     incorporation or organization)     No.)


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

   Yes   X        No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Outstanding at
             Class                     May 8, 1995

    Class A Common Stock                6,848,871
    ($.05 par value)
    Class B Common Stock                1,230,099
    ($.05 par value)

    Index                                                              Page
                                                                       No.



    PART I    FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Statements of Operations -
                           Three Months and Six Months Ended March
                           31, 1995 and April 1, 1994                   3
                           Consolidated Balance Sheets -
                           March 31, 1995, September 30, 1994
                           and April 1, 1994                            4

                           Consolidated Statements of Cash Flows -
                           Three Months and Six Months Ended March
                           31, 1995 and April 1, 1994                   6

                           Notes to Consolidated Financial
                           Statements                                   7

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                   9

    PART II   OTHER INFORMATION


              Item 4.      Submission of Matters to a Vote
                           of Security Holders                          11

              Item 6.      Exhibits and Reports on Form 8-K             11

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                      Three Months Ended        Six Months Ended

    (thousands of dollars, except   March 31,    April 1,    March 31,    April 1,
      per share data)                  1995        1994        1995         1994

    Net sales                        $105,797    $ 84,305     $159,259     $128,314
    Cost of sales                      63,317      48,431       96,595       74,559
                                    ---------   ---------   ---------- ------------
      Gross profit                     42,480      35,874       62,664       53,755

    Operating expenses:
      Marketing and selling            21,627      16,212       35,966       28,333
      Financial and administrative
        management                      6,291       5,786       12,242       11,411
      Research and development          1,616       1,353        3,050        2,459
      Profit sharing                      666         508          724          666
      Amortization of acquisition
        costs                             370         356          754          744
                                    ---------   ---------    ---------    ---------

         Total operating expenses      30,570      24,215       52,736       43,613
                                    ---------   ---------    ---------    ---------
      Operating profit                 11,910      11,659        9,928       10,142

    Interest income                      (187)       (105)        (357)        (190)
    Interest expense                    1,793       2,001        3,022        3,796
    Other (income) expenses, net         (113)         29         (109)          44
                                     --------  ----------    ---------    ---------
      Income before income taxes       10,417       9,734        7,372        6,492

    Income tax expense                  3,964       3,605        2,860        2,387
                                    ---------  ----------    ---------    ---------
      Net income                     $  6,453    $  6,129     $  4,512     $  4,105
                                    =========  ==========     ========     ========
      Earnings per common share      $    .80    $    .76     $    .56     $    .51
                                    =========  ==========     ========     ========



   The accompanying notes are an integral part of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



   ASSETS

                                     March 31,    September 30,   April 1,
   (thousands of dollars)               1995          1994          1994

   Current assets:

     Cash and temporary cash
      investments                    $ 2,280       $15,588       $ 2,981
     Accounts receivable, less
      allowance for doubtful
      accounts of $2,704, $2,317,
      and $1,811 respectively        109,238        54,942        81,634
     Inventories                      96,275        70,389        80,295
     Other current assets             13,892        14,449        17,798
     Net assets of discontinued
      operations                         --            --         40,363
                                    --------      --------     ---------
        Total current assets         221,685       155,368       223,071

   Property, plant and equipment      29,389        26,579        19,570
   Intangible assets                  36,432        35,009        33,385
   Other assets                        3,172         2,725         2,736
                                   ---------     ---------     ---------
   Total assets                     $290,678      $219,681      $278,762
                                   =========     =========     =========


                                    continued

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


   LIABILITIES AND SHAREHOLDERS' EQUITY
   (thousands of dollars)               March 31, September 30,  April 1,
                                          1995         1994        1994
   Current liabilities:
      Notes payable and current
       maturities of long-term
       obligations                    $65,751       $16,097    $68,059
      Accounts payable                 18,751        13,467     17,037
      Accrued income taxes              5,322         5,145      5,291
      Accrued restructuring expenses      144         1,077      5,558
      Other accrued liabilities        22,026        18,248     15,794
                                     --------      --------  ---------
          Total current liabilities   111,994        54,034    111,739

   Long-term obligations, less
    current maturities                 36,407        31,190     47,225
   Other liabilities                    5,708         6,260      5,214
                                    ---------     --------- ----------
          Total liabilities           154,109        91,484    164,178
                                    ---------     --------- ----------
   Shareholders' equity:

      Preferred stock:  none issued
      Common stock:
          Class A shares issued:
            March 31, 1995, 6,866,296;
            September 30, 1994,
            6,859,558; April 1, 1994,     343           343        339
            6,776,454

          Class B shares issued
          (convertible into
            Class A): March 31, 1995,
            1,230,099 September 30,        62            62         61
            1994, 1,230,599 April 1,
            1994, 1,230,675
      Capital in excess of par value   43,380        43,330     42,061
      Retained earnings                84,031        79,538     71,445
      Contingent compensation            (210)         (242)      (352)
      Cumulative translation
       adjustment                       9,600         5,166      1,030
      Treasury stock:
          March 31, 1995, 29,525
           Class A shares                (637)          --         --
                                   ----------     ---------  ---------
            Total shareholders'
               equity                 136,569       128,197    114,584
                                   ----------     ---------   --------

            Total liabilities and
             shareholders' equity    $290,678      $219,681   $278,762
                                   ==========     =========   ========


   The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


   (thousands of dollars)                    Six Months Ended
                                            March 31, April 1,
                                              1995      1994
   Cash used for operations:

      Net income                           $ 4,512   $ 4,105
      Noncash items:
        Depreciation and amortization        3,800     3,585
        Deferred income taxes                  655     1,071

      Change in:
        Accounts receivable, net           (50,741)  (37,011)
        Inventories                        (22,510)  (13,488)
        Accrued restructuring expenses        (933)   (3,347)
        Accounts payable and accrued         6,074     6,627
        Net assets of discontinued              --     6,141
        Other, net                          (1,463)      125
                                         --------- ---------
                                           (60,606)  (32,192)
                                         --------- ---------
   Cash used for investment activities:
      Additions to property, plant and      (5,221)   (3,327)
                                         --------- ---------
   Cash provided from financing
      Changes in notes payable and          52,890    34,094

      Common stock transactions               (606)      278
                                          --------   -------
                                            52,284    34,372
   Effect of foreign currency
      fluctuations                             235      (287)
                                          --------    ------

   Increase (decrease) in cash and         (13,308)    1,434

   Cash and temporary cash investments:
        Beginning of period                 15,588     4,415
                                          --------  --------
        End of period                      $ 2,280   $ 2,981
                                          ======== =========



   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



   1)  Basis of Presentation

     The consolidated financial statements included herein are unaudited.
     In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of March 31, 1995, the results of operations for the three months and six months ended March 31, 1995 and cash flows for the six months ended March 31, 1995. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 1994.

     Because of seasonal and other factors, the results of operations for the three months and six months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

   2)  Income Taxes

     The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3)  Inventories

                            March 31,      September 30,       April 1,
                               1995             1994              1994

   (thousands of
   dollars)


   Raw materials             $27,569           $19,058          $18,653
   Work in process             6,400             4,625            6,127
   Finished goods             68,381            54,260           57,374
                             -------          --------         --------
                             102,350            77,943           82,154
   Less:  reserves            (6,075)           (7,554)          (1,859)
                             -------           -------        ---------
   Total inventory           $96,275           $70,389          $80,295
                             =======          ========          =======

   4)  Shareholders' Equity

     In December 1994 the Company granted options to purchase 114,000 shares of Class A Common Stock at $ 18.625 per share.

   5)  Acquisitions

     On April 11, 1995, the Company completed the acquisition of the assets of a line of fishing tackle products. The initial purchase price for the acquisition was approximately $25,000,000, of which a substantial
     amount will be recorded as intangible assets.   Additional payments in
     the fiscal years 1996 through 2001 are dependent upon achievement of specified levels of sales and profitability of certain of the acquired products. Such payments, if required, will increase intangible assets. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial statements will include the results of operations beginning on April 1, 1995, the effective date of the acquisition.

     The Company has also entered into a definitive agreement to acquire a line of electric motor and other marine products. The initial purchase price for the acquisition will be approximately $2,500,000.
     Additional payments in the fiscal years 1996 through 2000 are dependent upon achievement of specified levels of sales of the acquired product line. Such payments, if required, will increase intangible assets.
     The acquisition will be accounted for using the purchase method of accounting and, accordingly, the financial statements will include the results of operations beginning after June 30, 1995, the anticipated closing date of the acquisition.

     In conjunction with the acquisitions, the Company entered into an unsecured revolving credit facility in the amount of $30,000,000 to provide interim financing. Interest rates are set periodically by reference to market rates. Committed permanent financing for the acquisitions, in the form of $30,000,000 of unsecured senior notes bearing interest at 7.77%, will be issued October 15, 1995, at which time any amounts outstanding under the revolving credit facility will be retired. The senior notes will have annual principal payments of $3,000,000 to $5,000,000 beginning October 1999 with a final payment due in October 2005.

   6)  Earnings Per Share

     Earnings per share of common stock are computed on the basis of a weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares used in the computation of earnings per share are shown below:

                    Three Months Ended     Six Months Ended

                    March 31,  April 1,  March 31,  April 1,
                      1995       1994      1995       1994

                                   (thousands)
                      8,070     8,112      8,075      8,051

   7)  Reclassification

     Certain amounts as previously reported have been reclassified to conform with the current period presentation.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


   This discussion should be read in conjunction with the unaudited consolidated financial statements and related notes that immediately precede this section.

   The Company has significant foreign operations, for which the functional currencies are denominated in French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the value of the currency of the foreign countries in which the Company has operations increases relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's consolidated financial statements, increase. Likewise, as the value of the currency of these foreign countries decrease relative to the U.S. dollar, the elements of the Company's foreign operations, as reported in the Company's consolidated financial statements, decrease. The Company mitigates a portion of the fluctuations in certain foreign currencies through purchase of forward contracts to hedge known commitments, primarily for product purchases and debt denominated in other currencies.

   Results of Operations

   Net sales for the quarter ended March 31, 1995 were $105.8 million, an increase of approximately 25% from net sales of $84.3 for the corresponding period in 1994. Net sales of the Company's North American group for the quarter ended March 31, 1995 increased $15.0 million or approximately 31% over the corresponding period in 1994. Fishing products sold by the Company's North American group were the principal cause of this increase, although all the businesses contributed to the increase. New products contributed substantially to the increase. A six-week strike by a supplier of components for trolling motors disrupted distribution, which prevented an even greater increase in sales. Net sales of the Company's European group for the quarter ended March 31, 1995 increased $6.1 million or approximately 19% over the corresponding period in 1994. The principal cause of the sales increase in Europe was the changing relationship between the U.S. dollar and the currencies of the European countries in which the Company has operations. Relative to the U.S. dollar, the average value of most currencies of the European countries in which the Company has operations was higher for the quarter ended March 31, 1995 as compared to the corresponding period in 1994. Net sales of $159.3 million for the six months ended March 31, 1995 increased $31 million or approximately 24% from net sales of $128.3 million for the corresponding period in 1994.

   Net sales of the Company's North American group for the six months ended March 31, 1995 increased $18.4 million or approximately 24% over the corresponding period in 1994. New fishing products sold by the Company's North American group were the principal cause of this increase. Net sales of the Company's European group for the six months ended March 31, 1995 increased $11.6 million or approximately 25% over the corresponding period in 1994. The principal cause of the sales increase in Europe was the changing relationship between the U.S. dollar and the currencies of the European countries in which the Company has operations. Relative to the U.S. dollar, the average value of most currencies of the European countries in which the Company has operations was higher for the six months ended March 31, 1995 as compared to the corresponding period in 1994. Excluding the impact of foreign currencies, net sales for the Company increased 19.5% and 18.9% for the three months and six months ended March 31, 1995, respectively, compared to the corresponding period in 1994.

   Gross profit for the quarter ended March 31, 1995 increased $6.6 million or approximately 18% as compared to the corresponding period in 1994. Gross profit for the six months ended March 31, 1995 increased $8.9 million or approximately 17% as compared to the corresponding period in 1994. The increased gross profit in both the quarter and six months ended March 31, 1995 is due to the increased sales. However, gross profit percentages for both the three months and the six months ended March 31, 1995 declined as compared to the corresponding periods in 1994 primarily due to changes in product mix, new early season selling programs, increased costs for purchased items and increased freight costs for certain of the Company's fishing products.

   Operating profit for the quarter ended March 31, 1995 increased $251,000 or approximately 2% over the corresponding period in 1994, primarily due to the increased gross profit which was partially offset by increased operating expenses, particularly marketing and selling expenses associated with the Company's North American fishing products. Operating profit for the six months ended March 31, 1995 decreased by $214,000 or approximately 2% from the corresponding period in 1994, primarily because of increased marketing and selling expenses, particularly those associated with the Company's North American fishing products.

   Interest expense of $1.8 million and $3.0 million for the quarter and six months ended March 31, 1995 respectively, represent a decrease of $208,000 and $774,000, respectively, over the corresponding periods in 1994. The decreases in interest expense are primarily a result of lower debt levels, partially offset by higher interest rates on short-term debt, particularly in the United States. Due to these increased interest rates and the increased debt levels from the Company's acquisition activities after March 31, 1995, the Company expects higher interest costs for at least the remainder of this year as compared to the corresponding periods in 1994. Other income and expenses for the six months ended March 31, 1995 resulted in income of $109,000 as compared to expense of $44,000 for the corresponding period in 1994, due primarily to improvements in foreign exchange gains and losses.

   Net income for the quarter ended March 31, 1995 was $6.5 million as compared to $6.1 million for the corresponding period in 1994. Net income for the six months ended March 31 1995 was $4.5 million as compared to $4.1 million for the corresponding period in 1994.

   Financial Condition

   Inventory and accounts receivable totaled $205.5 million on March 31, 1995 or $43.6 million higher than inventory and accounts receivable levels on April 1, 1994. The increase from the April 1, 1994 inventory and accounts receivable levels is primarily because of the higher sales for the six months ended March 31, 1995 as compared to the corresponding period in 1994 and because of the changing relationship between the U.S. dollar and the currencies of the European countries in which the Company has operations. The aging of accounts receivable has deteriorated modestly compared to the aging on April 1, 1994 mainly due to the increased participation in selling programs offering extended terms. Inventory turns improved for the six months ended March 31, 1995 compared to the corresponding period in 1994. The change in the foreign currencies' values relative to the U.S. dollar caused approximately $12.9 million of the $43.6 million increase in the March 31, 1995 inventory and accounts receivable levels as compared to the April 1, 1994 levels. The increase from the September 30, 1994 inventory and accounts receivable levels reflects seasonal increases in connection with the Company's peak selling periods in the second and third quarters. Current notes payable as of March 31, 1995 were approximately $49.8 million higher than September 30, 1994, due primarily to the need to finance the Company's seasonal increase in inventories and accounts receivable. Cash flow from operations and borrowings under existing and new committed credit facilities are sufficient to meet the Company's seasonal working capital, acquisition and capital expenditure requirements.

                            PART II OTHER INFORMATION


   Item 4.Submission of Matters to a Vote of Security Holders
          At the Company's Annual Meeting on January 25, 1995, the shareholders voted to elect the following individuals as Directors for terms that expire at the next annual meeting:

                             Votes     Votes
                              Cast      Cast    Votes     Absten-    Broker
                              for     Against  Withheld    tions    Non-Votes
          Class A
          Directors:
          Donald W.
           Brinckman       6,001,137     0      17,625       0          0
          Thomas F. Pyle,
           Jr.             6,001,137     0      17,625       0          0
          Class B
          Directors:
          Samuel C.
           Johnson         1,210,559     0        0          0          0
          Helen P.
           Johnson-Leipold 1,210,559     0        0          0          0
          Raymond F.
           Farley          1,210,559     0        0          0          0
          John D. Crabb    1,210,559     0        0          0          0

   Item 6.Exhibits and Reports on Form 8-K

          (a) Exhibit 2:  Asset Purchase Agreement between Johnson Worldwide
                          Associates, Inc. and Safari Land Ltd., Inc. dated as of March 31, 1995
              Exhibit 27: Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                   Signatures




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JOHNSON WORLDWIDE ASSOCIATES, INC.


   Date:  May 15, 1995



                                   /s/ Carl G. Schmidt
                                   Carl G. Schmidt
                                   Senior Vice President and Chief Financial
                                   Officer, Secretary and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)

                                  EXHIBIT INDEX




    Exhibit         Description


       2.    Asset Purchase Agreement between Johnson
             Worldwide Associates, Inc. and Safari Land
             Ltd., Inc. dated as of March 31, 1995 *

      27.    Financial Data Schedule



   * The schedules and exhibits to this document are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.