Form 10-Q
period 1995-06-30
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1995-08-14
CIK 788329

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995
                                       OR
        [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                            Yes   X        No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Outstanding at
              Class                     August 1, 1995

    Class A Common Stock                  6,870,693
    ($.05 par value)
    Class B Common Stock                  1,222,877
    ($.05 par value)

                       JOHNSON WORLDWIDE ASSOCIATES, INC.





                               Index                             Page No.



    PART I    FINANCIAL INFORMATION

              Item 1.   Financial Statements

                        Consolidated Statements of Operations -
                        Three Months and Nine Months Ended June
                        30, 1995 and July 1, 1994                    3

                        Consolidated Balance Sheets -
                        June 30, 1995, September 30, 1994
                        and July 1, 1994                             4
                        Consolidated Statements of Cash Flows -
                        Nine Months Ended June 30, 1995 and
                        July 1, 1994                                 6

                        Notes to Consolidated Financial
                        Statements                                   7

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                   9

    PART II   OTHER INFORMATION


              Item 6.   Exhibits and Reports on Form 8-K            11

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                               Three Months Ended    Nine Months Ended
                              June 30,    July 1,   June 30,    July 1,
  (thousands of dollars,
  except per share data)        1995       1994       1995       1994

    Net sales                 $117,844   $ 95,083   $277,103   $223,397

    Cost of sales               69,099     54,953    165,694    129,512
                              --------   --------   --------   --------
      Gross profit              48,745     40,130    111,409     93,885
                              --------   --------   --------   --------
    Operating expenses:
      Marketing and selling     23,061     17,501     59,027     45,834
      Financial and
        administrative
        management               6,927      5,669     19,169     17,080
      Research and
        development              1,754      1,231      4,804      3,690
      Profit sharing               731        636      1,455      1,302
      Amortization of
        acquisition costs          634        375      1,388      1,119
                               -------    -------    -------    -------
        Total operating
         expenses               33,107     25,412     85,843     69,025
                               -------    -------    -------    -------
      Operating profit          15,638     14,718     25,566     24,860
    Interest income               (170)       (48)      (527)      (238)
    Interest expense             2,425      1,777      5,447      5,573

    Other (income) expenses,
     net                            (2)        98       (111)       142
                                ------    -------     ------    -------
      Income before income
        taxes                   13,385     12,891     20,757     19,383
    Income tax expense           5,146      4,952      8,006      7,339
                                ------    -------    -------    -------
      Income from continuing
        operations               8,239      7,939     12,751     12,044

      Gain on disposal of
        discontinued
        operations,
        including tax
        benefit of $2,277           --      4,052         --      4,052
                               -------    -------    -------    -------
      Net income               $ 8,239    $11,991    $12,751    $16,096
                               =======    =======    =======    =======
    Earnings per common
     share:
      Continuing operations     $ 1.02    $  0.98     $ 1.58    $  1.49
      Gain on disposal of
        discontinued
        operations                  --       0.50         --       0.50
                                ------    -------     ------    -------
      Net income                $ 1.02     $ 1.48     $ 1.58     $ 1.99
                                ======    =======     ======     ======

   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


   ASSETS
                                       June 30,  September 30,   July 1,
   (thousands of dollars)                1995        1994          1994

   Current assets:
     Cash and temporary cash
        investments                  $   6,241       $ 15,588   $ 18,907

     Accounts receivable, less
        allowance for doubtful
        accounts of $2,802, $2,317,
        and $2,092 respectively        100,348         54,942     77,764
     Inventories                        94,275         70,389     75,620
     Other current assets               13,551         14,449     12,313
                                      --------       --------   --------

        Total current assets           214,415        155,368    184,604
   Property, plant and equipment        30,433         26,579     22,074
   Intangible assets                    59,753         35,009     33,933
   Other assets                          2,467          2,725      2,185
                                      --------       --------   --------
     Total assets                     $307,068       $219,681   $242,796
                                      ========       ========   ========

   LIABILITIES AND
    SHAREHOLDERS' EQUITY

   (thousands of dollars)
   Current liabilities:
     Notes payable and current
        maturities of
        long-term obligations          $51,127         $16,097     $23,977
     Accounts payable                   15,239          13,467      17,288
     Accrued income taxes                6,898           5,145       5,257
     Accrued restructuring
        expenses                            89           1,077       2,814
     Other accrued liabilities          27,707          18,248      19,833
                                       -------         -------     -------
        Total current
          liabilities                  101,060          54,034      69,169
   Long-term obligations, less
      current maturities                56,384          31,190      37,389
   Other liabilities                     4,310           6,260       6,825
                                       -------         -------     -------
        Total liabilities              161,754          91,484     113,383
                                       -------         -------     -------
   Shareholders' equity:

     Preferred stock:  none
        issued
     Common stock:
        Class A shares issued:
          June 30, 1995:
          6,866,296
          September 30, 1994:
          6,859,558
          July 1, 1994:
          6,800,793                        343             343         340

        Class B shares issued
          (convertible into
          Class A):
          June 30, 1995:
          1,230,099
          September 30, 1994:
          1,230,599
          July 1, 1994:
          1,230,599                         62              62          62
     Capital in excess of par
        value                           43,380          43,330      42,258
     Retained earnings                  92,179          79,538      83,436
     Contingent compensation              (323)           (242)       (304)
     Cumulative translation
        adjustment                       9,943           5,166       3,621
     Treasury stock:

        June 30, 1995: 12,625
          Class A shares                  (270)             --          --
                                       -------         -------    --------
          Total shareholders'
             equity                    145,314         128,197     129,413
                                      --------        --------    --------

          Total liabilities and
             shareholders'
             equity                   $307,068        $219,681    $242,796
                                      ========        ========    ========



   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                             Nine Months Ended
   (thousands of dollars)

                                            June 30,    July 1,
                                              1995        1994
   Cash used for operations:

     Net income                             $12,751     $16,096
     Noncash items:
       Depreciation and amortization          6,459       5,600
       Deferred income taxes                    213       3,581
       Gain on disposal of discontinued
         operations                              --      (4,052)

     Change in:
       Accounts receivable, net             (41,927)    (31,129)
       Inventories                          (17,000)     (7,023)
       Accrued restructuring expenses          (988)     (6,091)
       Accounts payable and accrued
         liabilities                         10,098       9,460
       Net assets of discontinued
         operations                              --       4,036
       Other, net                            (3,394)      4,813
                                           --------    --------
                                            (33,788)     (4,709)
                                           --------    --------

   Cash provided by (used for) investment
      activities:
     Net additions to property, plant and
       equipment                             (8,107)     (6,939)

     Net assets of businesses acquired      (26,243)         --
     Proceeds from sales of discontinued
       operations and other businesses           --      46,520
                                            -------     -------
                                            (34,350)     39,581
                                            -------     -------

   Cash provided by (used for) financing
      activities:
     Proceeds from unsecured revolving
       credit facility                       25,000          --

     Net change in notes payable and
       other long-term obligations           33,786     (21,042)
     Common stock transactions                 (552)        478
                                            -------    --------
                                             58,234     (20,564)
   Effect of foreign currency
      fluctuations on cash                      557         184
                                            -------     -------

   Increase (decrease) in cash and
      temporary cash investments             (9,347)     14,492
   Cash and temporary cash investments:
       Beginning of period                   15,588       4,415
                                            -------     -------

       End of period                        $ 6,241     $18,907
                                            =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



   1)   Basis of Presentation

        The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of June 30, 1995, the results of operations for the three months and nine months ended June 30, 1995 and cash flows for the nine months ended June 30, 1995. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 1994.

        Because of seasonal and other factors, the results of operations for the three months and nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

   2)   Income Taxes

        The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3)   Inventories

   (thousands of dollars)       June 30,    September 30,    July 1,
                                  1995          1994           1994

   Raw materials                $22,209        $19,058       $18,871
   Work in process                5,732          4,625         5,174
   Finished goods                72,207         54,260        54,374
                                -------        -------       -------
                                100,148         77,943        78,419
   Less:  reserves                5,873          7,554         2,799
                                -------        -------       -------
   Total inventory              $94,275        $70,389       $75,620
                                =======        =======       =======


   4)   Shareholders' Equity

        In December 1994 the Company granted options to purchase 114,000 shares of Class A common stock at $18.625 per share.

   5)   Acquisitions

        On April 11, 1995, the Company completed the acquisition of the assets of a line of fishing tackle products. The initial purchase price for the acquisition was approximately $25.4 million, of which a substantial amount was recorded as intangible assets. Additional payments in the fiscal years 1996 through 2001 are dependent upon achievement of specified levels of sales and profitability of certain of the acquired products. Such payments, if required, will increase intangible assets. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial statements include the results of operations since April 1, 1995, the effective date of the acquisition.

        On June 30, 1995, the Company completed the acquisition of a line of electric motor and other marine products. The initial purchase price for the acquisition was approximately $2,500,000. Additional payments in the fiscal years 1996 through 2000 are dependent upon achievement of specified levels of sales of the acquired product line. Such payments, if required, will increase intangible assets. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial statements will include the results of operations beginning on July 1, 1995.

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

        Pro forma operating results for the nine months ended June 30, 1995, as if the acquisitions had been consumated as of October 1, 1994 are as follows (thousands of dollars, except per share data):

              Net sales                                $288,962
                                                       ========
              Income from continuing operations        $ 11,417
                                                       ========
              Earnings per common share                $   1.41
                                                       ========

        Pro forma operating results for the year ended September 30, 1994, as if the acquisitions had been consumated as of October 2, 1993 are as follows (thousands of dollars, except per share data):

              Net sales                                $292,812
                                                       ========
              Income from continuing operations        $  5,237
                                                       ========
              Earnings per common share                $   0.65
                                                       ========

   6)   Earnings Per Share

        Earnings per share of common stock are computed on the basis of a weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares used in the computation of earnings per share are shown below:

                   Three Months Ended        Nine Months Ended

                  June 30,     July 1,      June 30,     July 1,
                    1995         1994         1995        1994

                                    (thousands)
                   8,077        8,110        8,076        8,071
                  ======       ======       ======       ======

   7)   Reclassification

        Certain amounts as previously reported have been reclassified to conform with the current period presentation.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



   This discussion should be read in conjunction with the unaudited consolidated financial statements and related notes that immediately precede this section. Comparisons reflect results from continuing operations.

   The Company has significant foreign operations, for which the functional currencies are denominated in French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the value of the currencies of the foreign countries in which the Company has operations increases relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's consolidated financial statements, increase. Likewise, as the value of the currencies of these foreign countries decrease relative to the U.S. dollar, the elements of the Company's foreign operations, as reported in the Company's consolidated financial statements, decrease. The Company mitigates a portion of the fluctuations in certain foreign currencies through purchase of forward contracts to hedge known commitments, primarily for product purchases and debt denominated in other currencies.

   Results of Operations

   Net sales for the three months ended June 30, 1995 were $117.8 million, an increase of approximately 24% from net sales of $95.1 million for the corresponding period in 1994. Net sales of the Company's North American group for the three months ended June 30, 1995 increased $13.9 million or approximately 24% over the corresponding period in 1994. Fishing products sold by the Company's North American group were the principal cause of this increase. New products and sales of an acquired product line contributed substantially to the increase. Net sales of the Company's European group for the three months ended June 30, 1995 increased $8.8 million or approximately 27% over the corresponding period in 1994. All of the European businesses contributed to the increase which was magnified by the effects of foreign currency movements.

   Net sales of $277.1 million for the nine months ended June 30, 1995 increased $53.7 million or approximately 24% from net sales of $223.4 million for the corresponding period in 1994. Net sales of the Company's North American group for the nine months ended June 30, 1995 increased $33.1 million or approximately 24% over the corresponding period in 1994. New fishing products were the principal cause of this increase, although all businesses experienced sales growth. Net sales of the Company's European group for the nine months ended June 30, 1995 increased $20.2 million or approximately 25% over the corresponding period in 1994. All of the European businesses contributed to the increase, which was magnified by the effects of foreign currency movements.

   Relative to the U.S. dollar, the average value of most currencies of the European countries in which the Company has operations was higher for the three months and nine months ended June 30, 1995 as compared to the corresponding periods in 1994. Excluding the impact of foreign currencies, net sales for the Company increased 17% and 18% for the three months and nine months ended June 30, 1995, respectively, compared to the corresponding periods in 1994.

   Gross profit for the three months ended June 30, 1995 increased $8.6 million or approximately 22% as compared to the corresponding period in 1994. Gross profit for the nine months ended June 30, 1995 increased $17.5 million or approximately 19% as compared to the corresponding period in 1994. The increased gross profit in both the three months and nine months ended June 30, 1995 is due to increased sales. However, gross profit percentages for both the three months and the nine months ended June 30, 1995 declined as compared to the corresponding periods in 1994 primarily due to changes in product mix, new early season selling programs, increased costs for purchased items and increased freight costs for certain of the Company's fishing products.

   Operating profit for the three months ended June 30, 1995 increased $920,000 or approximately 6% over the corresponding period in 1994. Operating profit for the nine months ended June 30, 1995 increased by $706,000 or approximately 3% from the corresponding period in 1994. The increased gross profit was partially offset by increased operating expenses, particularly marketing and selling expenses associated with the Company's North American fishing products.

   Interest expense of $2.4 million and $5.4 million for the three months and nine months ended June 30, 1995 respectively, represents an increase of $648,000 and a decrease of $126,000, respectively, over the corresponding periods in 1994. The increase in interest expense for the three months ended June 30, 1995 is a result of higher debt levels due to acquisitions and increased working capital needs, as well as higher interest rates on short-term debt. The decrease in interest expense year-to-date is primarily a result of lower average debt levels, partially offset by higher interest rates on short-term debt, particularly in the United States. Due to these increased interest rates and the increased debt levels from the Company's acquisition and other business activities, the Company expects higher interest costs for at least the remainder of this year and fiscal 1996 as compared to the corresponding periods in 1994.

   Income from continuing operations for the three months ended June 30, 1995 was $8.2 million as compared to $7.9 million for the corresponding period in 1994. Income from continuing operations for the nine months ended June 30, 1995 was $12.8 million as compared to $12.0 million for the corresponding period in 1994.

   Financial Condition

   Inventory and accounts receivable totaled $194.6 million on June 30, 1995 or $41.2 million higher than inventory and accounts receivable levels on July 1, 1994. The increase from the prior year levels is due to higher sales for the nine months ended June 30, 1995 as compared to the corresponding period in 1994 and because of the changing relationship between the U.S. dollar and the currencies of the European countries in which the Company has operations. The change in the foreign currencies' values relative to the U.S. dollar caused approximately $9.2 million of the $41.2 million increase in the June 30, 1995 inventory and accounts receivable levels as compared to the July 1, 1994 levels. The increase from the September 30, 1994 inventory and accounts receivable levels reflects seasonal increases in connection with the Company's peak selling periods in the second and third quarters. Inventory turns improved for the nine months ended June 30, 1995 compared to the corresponding period in 1994. Property, plant and equipment at June 30, 1995 exceeded the September 30, 1994 levels due to purchases of information technology and tooling and manufacturing equipment. Intangible assets have increased primarily due to acquisitions. Current notes payable as of June 30, 1995 were approximately $35 million higher than the September 30, 1994 levels, due primarily to the need to finance the Company's seasonal increase in inventories and accounts receivable. Long-term obligations have increased approximately $25.2 million from the September 30, 1994 level due to financing of acquisitions. Cash flow from operations and borrowings under existing and new committed credit facilities are sufficient to meet the Company's seasonal working capital, acquisition and capital expenditure requirements.

                            PART II OTHER INFORMATION


   Item   Exhibits and Reports on Form 8-K



          (a) Exhibit 27:  Financial Data Schedule

          (b) Reports on Form 8-K

              On May 26, 1995, the Company filed a Current
              Report on Form 8-K dated May 11, 1995 to reflect (under Item 2 of Form 8-K) the Company's acquisition of the assets of the SpiderWire/TM/ product line of Safari Land Ltd., Inc. On July 25, 1995, the Company filed an amendment on Form 8-K/A to the Company's Current Report on Form 8-K dated May 11, 1995. The report, as amended, included (under Item 7 of Form 8-K) the following financial statements: Statement of Assets Acquired as of March 31, 1995, Statements of Revenues and Direct Operating Expenses for the year ended September 30, 1994 and the six months ended March 31, 1995, Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1995 and Pro Forma Condensed Consolidated Statements of Operations for the year ended September 30, 1994 and for the six months ended March 31, 1995.

                                   SIGNATURES






   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           JOHNSON WORLDWIDE ASSOCIATES, INC.


Date:  August 14, 1995

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

                                  EXHIBIT INDEX




      Exhibit   Description
        27      Financial Data Schedule