Form 10-K
period 1995-09-29
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1995-12-19
CIK 788329

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

          [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 29, 1995

                                       OR

       [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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

Yes   X        No _______

[X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

     As of November 15, 1995, 6,896,959 shares of Class A and 1,228,537 shares of Class B common stock of the Registrant were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates of the registrant was approximately $101,859,000 on November 15, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                     Part and Item Number of Form 10-K into
                             Document                                                         which Incorporated
-----------------------------------------------------------                          ---------------------------------------
                    1.   Johnson Worldwide Associates, Inc.                          Part I, Items 1 and 2, and Part II,
                         1995 Annual Report                                          Items 5, 6, 7 and 8

                    2.   Johnson Worldwide Associates, Inc.                          Part III, Items 10, 11, 12 and 13
                         Notice of Annual Meeting of
                         Shareholders and Proxy Statement
                         for the Annual Meeting of
                         Shareholders on January 24, 1996

                                     PART I


ITEM 1.       BUSINESS

Johnson Worldwide Associates, Inc. and its subsidiaries (the "Company") are engaged in the manufacture and marketing of recreational products. Until the third quarter of fiscal 1994, the Company also manufactured and marketed marking systems products. In July 1993, the Company announced its intention to sell its marking systems business and, in accordance with this decision, the marking systems business is presented as a discontinued operation in the Company's Consolidated Financial Statements. Additional information regarding the marking systems business is set forth at Note 3 to the Consolidated Financial Statements on page 22 in the Company's 1995 Annual Report, which is incorporated herein by reference. Financial information for the foreign and domestic operations of the Company's recreational business is set forth at Note 13 to the Consolidated Financial Statements on page 26 in the Company's 1995 Annual Report which is incorporated herein by reference.

The Company's primary focus is on marketing and product innovation and design to achieve strong brand names and consumer recognition. Research and development activities for each of the Company's principal businesses emphasize new products and innovations to differentiate the Company's products from those of its competitors.

The Company is controlled by Samuel C. Johnson, members of his family and related entities.


RECREATIONAL PRODUCTS


                          FISHING AND CAMPING PRODUCTS

The Company's fishing and camping products include MINN KOTA electric fishing motors and accessories, MITCHELL reels and rods, JOHNSON reels, BEETLE SPIN soft body lures, JOHNSON spoons, DECKHAND electric boat anchor systems, EUREKA! and CAMP TRAILS tents and backpacks, OLD TOWN canoes and kayaks, CARLISLE paddles, SILVA compasses, and JACK WOLFSKIN camping tents, backpacks and outdoor clothing. In 1995, the Company acquired the SPIDERWIRE product line, giving it an entry into the "superline" segment of the fishing line market.
The Company also acquired the NEPTUNE TECHNOLOGIES product line of electric motors and power accessories, which expands its range of such products.

The overall fishing and camping markets in which the Company competes have grown modestly in recent years. The Company believes it has been able to maintain its share of most markets primarily as a result of the Company's emphasis on marketing and product innovation. Research and development emphasizes new products and innovations to provide demonstrable product differentiation and expanded product lines. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines, in-store displays and sponsorship of fishing tournaments. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

ELECTRIC FISHING MOTORS. The Company manufactures, under its MINN KOTA and NEPTUNE names, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company's MINN KOTA and NEPTUNE motors and related accessories are sold primarily in the United States through large retail store chains such as K-Mart and Wal Mart, through catalogs, such as Bass Pro Shops, and through marine dealers.

FISHING LINE. The Company purchases, through a third-party manufacturer, its SPIDERWIRE and SPIDERWIRE FUSION products, which have performance characteristics superior to those of monofilament fishing line. SPIDERWIRE competes in the "superline" segment of the fishing line category, while the recently introduced SPIDERWIRE FUSION is positioned at the high end of the monofilament market. These products are sold through large retail store chains, catalogs and specialty stores.

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

CAMP TRAILS backpacks consist primarily of internal and external frame backpacks for hiking and mountaineering. The Company's line of CAMP TRAILS backpacks also includes soft back bags, day packs and travel packs. JACK WOLFSKIN, a German marketer of camping tents, backpacks and outdoor clothing, distributes its products primarily through camping and backpacking specialty stores in Germany with additional distribution in other European countries and the United States and, under license, in Japan.

CANOES AND KAYAKS. The Company's watercraft are sold under the OLD TOWN name and consist of whitewater, tripping, touring and general recreational purpose canoes for the high quality and mid-price segments of the canoe market and recreational and higher performance kayaks. The Company has developed a proprietary roto-molding process for manufacturing polyethylene canoes to compete in the higher volume mid-priced range of the market. These canoes maintain many of the design and durability characteristics of higher priced canoes. The Company also manufactures canoes from fiberglass, ROYALEX (ABS) and wood. The Company's canoes are sold primarily to sporting goods stores, catalog and mail order houses such as L. L. Bean, canoe specialty stores and marine dealers in the United States and Europe. The United States' market for canoes is relatively constant, but the Company believes, based on industry data, that it is the leading manufacturer of canoes in the United States in unit and dollar sales. CARLISLE PADDLES, a manufacturer of composite canoe paddles, supplies certain paddles that are sold with the Company's canoes as well as supplying paddles which are distributed through the same channels as the Company's watercraft.


                           DIVING AND MARINE PRODUCTS

DIVING. The Company believes that it is one of the world's largest manufacturers and distributors of underwater diving products which it sells under the SCUBAPRO and SNORKELPRO names. The Company markets a full line of snorkeling and underwater diving equipment including regulators, stabilizing jackets, tanks, depth gauges, masks, fins, snorkels, diving electronics and other accessories. SCUBAPRO products are marketed to the high quality, premium priced segment of the market. The Company maintains a marketing policy of limited distribution and sells primarily through independent specialty diving shops worldwide. These diving shops generally provide a wide range of services to divers, including instruction and repair service. SCUBAPRO products are marketed primarily in Europe, the United States and the Pacific Basin.

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

MARINE PRODUCTS. The Company is a leading supplier in Europe of marine products and accessories primarily for sailing, which are sold under the PLASTIMO name. PLASTIMO products and accessories include safety products (such as buoyancy vests and inflatable life rafts), mooring products (such as anchors, fenders and ladders), navigational equipment (such as cockpit instruments, automatic pilots and compasses) and jib reefing systems. PLASTIMO products are sold to a lesser extent in the United States and other markets worldwide.

The Company's line of AIRGUIDE marine, weather and automotive instruments are distributed primarily in the United States through large retail store chains and original equipment manufacturers.

                               SALES BY CATEGORY

The following table depicts net sales of continuing operations by major product category:

                                                                             YEAR ENDED
                                                  -----------------------------------------------------------------
                                                    SEPTEMBER 29,             SEPTEMBER 30,            OCTOBER 1,
                                                        1995                       1994                  1993
                                                  ---------------             -------------            -----------
                                                                              (thousands)
                              Fishing                $   127,597             $    94,363             $    84,773

                              Camping                     98,963                  87,529                  86,118

                              Diving                      77,667                  66,884                  66,225

                              Marine                      42,963                  35,567                  43,176
                                                          ------                  ------                  ------
                                                     $   347,190             $   284,343             $   280,292
                                                     ===========             ===========             ===========

Sales to Wal Mart Stores, Inc. and its affiliated entities totaled $34,902,000 in 1995. No customer accounted for 10% or more of sales in 1994 or 1993.

INTERNATIONAL OPERATIONS

See Note 13 to the Consolidated Financial Statements on page 26 of the Company's 1995 Annual Report which is incorporated herein by reference, for financial information comparing the Company's domestic and international operations.

RESEARCH AND DEVELOPMENT

The Company commits significant resources to research and new product development. The Company expenses research and development costs as incurred. The amounts expended by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Consolidated Statements of Operations on page 17 of the Company's 1995 Annual Report which is incorporated herein by reference.

COMPETITION

The markets for most of the Company's products are quite competitive. The Company believes its products compete favorably on the basis of product innovation, product performance and strong marketing support, and to a lesser extent, price.

EMPLOYEES

At September 29, 1995, the Company had approximately 1,336 employees working in its businesses. The Company considers its employee relations to be excellent.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

The Company owns no single patent which is material to its business as a whole. However, the Company holds several patents, principally for diving products and roto-molded canoes and has filed several applications for patents. The Company also has numerous trademarks and trade names which the Company considers important to its business.

SOURCES AND AVAILABILITY OF MATERIALS

The Company's products use materials that are generally in adequate supply. In 1995, however, the Company experienced shortages in the supply of magnets, which are key components used in its electric motors. The shortage of magnets hindered the Company's ability to meet customer demand for its electric motor products. The magnet supply situation has been resolved.

SEASONALITY

The Company's business is seasonal. The following table shows total net sales and operating profit of the Company's continuing operations for each quarter, as a percentage of the total year. An inventory writedown of $5.4 million is included as a component of the fourth quarter operating loss in 1994. A restructuring charge of $13.0 million is included as a component of the fourth quarter operating loss in 1993.

                                                                                YEAR ENDED
                                         ---------------------------------------------------------------------------------------
                                               SEPTEMBER 29, 1995      SEPTEMBER 30, 1994                OCTOBER 1, 1993
                                               ------------------      ------------------                ---------------
                                             NET       OPERATING           NET         OPERATING          NET       OPERATING
                    QUARTER ENDED           SALES    PROFIT (LOSS)        SALES       PROFIT(LOSS)       SALES    PROFIT (LOSS)
                    -------------           -----    -------------        -----       ------------       -----    -------------
                    December                 15%           (8)%             16%           (8)%             17%        (11)%

                    March                    31            50               30            61               30          99

                    June                     34            66               33            78               33         110

                    September                20            (8)              21           (31)              20         (98)
                                           ----          ----             ----          ----             ----        ----
                                            100%          100%             100%          100%             100%        100%
                                           ====          ====             ====          ====             ====        ====


EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction of G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this report in lieu of being included in the Company's Proxy Statement for the January 24, 1996 Annual Meeting of Shareholders.

Mr. Crabb, age 52, became President and Chief Executive Officer in January 1994. He served as President and Chief Operating Officer of the Company from 1992 to January 1994. Mr. Crabb served as Executive Vice President-Regional Director, Consumer Products, Europe of S.C. Johnson and Son, Inc. ("SCJ") from 1990 to 1992 and from 1984 to 1990 was Vice President-Regional Director of Asia/Pacific of SCJ. Mr. Crabb joined SCJ in 1970.

Mr. Blime, age 54, became a Vice President of the Company and President of JWA Europe in 1993. From 1982 to 1993, Mr. Blime was President and Directeur General of Mitchell Sports, S.A., a subsidiary of the Company since 1990.

Mr. Inslee, age 57, became Vice President-Human Resources of the Company in 1991. From 1988 to 1991, Mr. Inslee was Director of Human Resources of the Company. He was Director of Personnel at SCJ from 1981 to 1988. Mr. Inslee joined SCJ in 1960.

Mr. Schmidt, age 39, became Senior Vice President of the Company in May 1995 and has been Chief Financial Officer, Secretary and Treasurer of the Company since July 1994. From July 1994 until May 1995, Mr. Schmidt was a Vice President of the Company. From 1988 to July 1994, he was a partner in the firm of KPMG Peat Marwick LLP.

Ms. Johnson-Leipold, age 38, became Executive Vice President - North American Businesses of the Company in October 1995. From 1992 until October 1995, she was Vice President - Consumer Marketing Services - Worldwide of SCJ and from 1988 to 1992 she was Director of Marketing Services of SCJ.

There are no family relationships between the above executive officers.


ITEM 2.       PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world.

The Company's manufacturing processes are primarily assembly operations and the Company prefers to lease rather than own facilities to maintain operational flexibility and control the investment of financial resources in property. See
Note 6 to the Consolidated Financial Statements on Page 23 of the Company's 1995 Annual Report for a discussion of lease obligations.

The Company believes that its facilities are well maintained and have a capacity adequate to meet the Company's current needs.

The Company's principal manufacturing locations and distribution centers are:

Antibes, France                      Grayling, Michigan                   Old Town, Maine
Bad Sakingen, Germany                Henan, Sweden                        Old Woking, Surrey, England
Barcelona, Spain                     Henggart, Switzerland                Oslo, Norway
Binghamton, New York                 Honolulu, Hawaii                     Racine, Wisconsin
Bruxelles, Belgium                   Lorient, France                      Rancho Dominguez, California
Burlington, Ontario, Canada          Mankato, Minnesota                   Salzburg-Glasenbach, Austria
Carlisle, Cumbria, England           Marignier, France                    Schoonhoven, Holland
Chicago, Illinois                    Mitcham, Surrey, England             Silverwater, Australia
Eastleigh, Hampshire, England        Morfelden-Walldorf, Germany          Tokyo (Kawasaki), Japan
Genoa, Italy                         Nykoping, Sweden

The Company's Marking Systems' principal locations were:

Boras, Sweden                        Cookeville, Tennessee                Utica, New York
Brookfield, Connecticut              Houston, Texas

The Company's corporate headquarters is located in Mount Pleasant, Wisconsin. The Company's mailing address is Sturtevant, Wisconsin.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter of the year ended September 29, 1995.


                                    PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Information with respect to this item is included on pages 23, 25, 26 and 28 and the inside back cover of the Company's 1995 Annual Report and is incorporated herein by reference.

There is no public market for the Registrant's Class B Common Stock. However, the Class B Common Stock is convertible at all times at the option of the holder into shares of Class A Common Stock on a share for share basis. As of November 15, 1995, the Company had 791 Holders of Record of its Class A Common Stock and 71 Holders of Record of its Class B Common Stock.

The Company has never paid a dividend on its Common Stock.


ITEM 6.       SELECTED FINANCIAL DATA

Information with respect to this item is included on page 28 of the Company's 1995 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information with respect to this item is included on pages 13 to 15 of the Company's 1995 Annual Report and is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplemental data of the registrant and subsidiaries, included on pages 16 through 28 of the Company's 1995 Annual Report, are herein incorporated by reference:

     Consolidated Balance Sheets - September 29, 1995 and September 30, 1994 Consolidated Statements of Operations - Years ended September 29, 1995,
          September 30, 1994 and October 1, 1993
     Consolidated Statements of Shareholders' Equity - Years ended September
          29, 1995, September 30, 1994 and October 1, 1993
     Consolidated Statements of Cash Flows - Years ended September 29, 1995,
          September 30, 1994 and October 1, 1993
     Notes to Consolidated Financial Statements
     Independent Auditors' Report
     Five Year Financial Summary


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item, except for information on the Executive Officers which appears at the end of Part I of this report, is included in the Company's January 24, 1996 Proxy Statement under the headings "Election of Directors" and "Other Matters" and is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION

Information with respect to this item is included in the Company's January 24, 1996 Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is included in the Company's January 24, 1996 Proxy Statement under the heading "Stock Ownership of Management and Others" and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is included in the Company's January 24, 1996 Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference.


                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.     The following documents are filed as a part of this Form 10-K:

       1.     Financial Statements:

              Included in Item 8 of Part II of this Form 10-K are the following Consolidated Financial Statements, related notes thereto, and independent auditors' report which are incorporated herein by reference from the 1995 Annual Report:
                   Consolidated Balance Sheets - September 29, 1995 and
                        September 30, 1994
                   Consolidated Statements of Operations - Years ended
                        September 29, 1995, September 30, 1994 and October 1,
                        1993
                   Consolidated Statements of Shareholders' Equity - Years ended
                        September 29, 1995, September 30, 1994 and October 1,
                        1993
                   Consolidated Statements of Cash Flows - Years ended
                        September 29, 1995, September 30, 1994 and October 1,
                        1993
                   Notes to Consolidated Financial Statements
                   Independent Auditors' Report
                   Five Year Financial Summary

       2.     Financial Statement Schedules and Independent Auditors' Report:

              Included in Part IV of this Form 10-K is the following financial statement schedule and independent auditors' report:
                   Independent Auditors' Report
                   Schedule II - Valuation and Qualifying Accounts
              All other schedules are omitted because they are not applicable, are not required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

       3.     Exhibits

              See Exhibit Index on page 17.

B.     Reports on Form 8-K:

       On May 26, 1995, the Company filed a Current Report on Form 8-K dated May 11, 1995 to reflect (under Item 2 of Form 8-K) the Company's acquisition of the assets of the SpiderWireO product line of Safari Land Ltd., Inc. On July 25, 1995, the Company filed an amendment on Form 8-K/A to the Company's Current Report on Form 8-K dated May 11, 1995. The report, as amended, included (under Item 7 of Form 8-K) the following financial statements: Statement of Assets Acquired as of March 31, 1995, Statements of Revenues and Direct Operating Expenses for the year ended September 30, 1994 and the six months ended March 31, 1995, Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1995 and Pro Forma Condensed Consolidated Statements of Operations for the year ended September 30, 1994 and for the six months ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Mount Pleasant and State of Wisconsin, on the 12th day of December, 1995.

                                         JOHNSON WORLDWIDE ASSOCIATES, INC.
                                                     (Registrant)

                                         By      /S/ JOHN D. CRABB
                                           --------------------------------
                                                     John D. Crabb
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons in the capacities indicated on the 12th day of December, 1995.

/S/ SAMUEL C. JOHNSON                                       Chairman of the Board
------------------------------                                   and Director
(Samuel C. Johnson)

 /S/ JOHN D. CRABB                                          President and Chief Executive
------------------------------                                  Officer and Director
 (John D. Crabb)                                            (Principal Executive Officer)


 /S/ DONALD W. BRINCKMAN                                                Director
------------------------------
 (Donald W. Brinckman)

 /S/ RAYMOND F. FARLEY                                                  Director
------------------------------
 (Raymond F. Farley)

 /S/ HELEN P. JOHNSON-LEIPOLD                               Executive Vice President - North American
------------------------------                                       Businesses and Director
 (Helen P. Johnson-Leipold)

 /S/ THOMAS F. PYLE, JR.                                                Director
------------------------------
 (Thomas F. Pyle, Jr.)

 /S/ CARL G. SCHMIDT                                        Senior Vice President and Chief Financial
------------------------------                                    Officer, Secretary and Treasurer
 (Carl G. Schmidt)                                          (Principal Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT





Shareholders and Board of Directors
Johnson Worldwide Associates, Inc.:

Under date of November 8, 1995, we reported on the consolidated balance sheets of Johnson Worldwide Associates, Inc. and subsidiaries as of September 29, 1995 and September 30, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended September 29, 1995, as contained in the 1995 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14A. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such a financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                          KPMG Peat Marwick LLP
Milwaukee, Wisconsin
November 8, 1995

              JOHNSON WORLDWIDE ASSOCIATES, INC. AND SUBSIDIARIES


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                  (thousands)



                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO                             BALANCE
                                               BEGINNING    COSTS AND                              AT END
                                               OF YEAR      EXPENSES         DEDUCTIONS (1)        OF YEAR
                                              ----------    --------         -----------           -------
 Year ended September 29, 1995:

 Allowance for doubtful accounts                $2,317        $1,567             $1,274              $2,610

 Year ended September 30, 1994:

 Allowance for doubtful accounts                1,606          1,421                710               2,317

 Year ended October 1, 1993:

 Allowance for doubtful accounts                1,867            994              1,255               1,606




______________________________
(1) Includes the impact of foreign currency fluctuations on these balance sheet accounts.