Form 10-K405/A
period 1995-09-29
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1995-12-22
CIK 788329

THIS FORM 10-K/A SUPERSEDES IN ITS ENTIRETY THE FORM 10-K FILED ON
                               DECEMBER 19, 1995.


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO
          [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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
            (State or other jurisdiction          (I.R.S. Employer
                of incorporation or              Identification No.)
                   organization)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                    Document                        Part and Item Number of
                                                      Form 10-K into which
                                                          Incorporated

    1.   Johnson Worldwide Associates, Inc.        Part I, Items 1 and 2,
         1995 Annual Report                        and Part II,
                                                   Items 5, 6, 7 and 8

    2.   Johnson Worldwide Associates, Inc.        Part III, Items 10, 11,
         Notice of Annual Meeting of               12 and 13
         Shareholders and Proxy Statement
         for the Annual Meeting of
         Shareholders on January 24, 1996

   THIS FORM 10-K/A SUPERSEDES IN ITS ENTIRETY THE FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1995 FILED, IN ERROR, BY THE COMPANY'S AGENT ON DECEMBER 19, 1995. THAT FILING WAS INCOMPLETE AND SHOULD BE DISREGARDED. THIS FORM 10-K/A INCLUDES ALL REQUIRED INFORMATION.


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


   Fishing and Camping Products

   The Company's fishing and camping products include Minn Kota electric fishing motors and accessories, Mitchell reels and rods, Johnson reels, Beetle Spin soft body lures, Johnson spoons, Deckhand electric boat anchor systems, Eureka! and Camp Trails tents and backpacks, Old Town canoes and kayaks, Carlisle paddles, Silva compasses, and Jack Wolfskin camping tents, backpacks and outdoor clothing. In 1995, the Company acquired the SpiderWire product line, giving it an entry into the "superline" segment of the fishing line market. The Company also acquired the Neptune product line of electric motors and power accessories, which expands its range of such products.

   The overall fishing and camping markets in which the Company competes have grown moderately in recent years. The Company believes it has been able to maintain its share of most markets primarily as a result of the Company's emphasis on marketing and product innovation. Research and development emphasizes new products and innovations to provide demonstrable product differentiation and expanded product lines. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines, in-store displays and sponsorship of fishing tournaments. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

                             Electric Fishing Motors

   The Company manufactures, under its Minn Kota and Neptune names, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company's Minn Kota and Neptune motors and related accessories are sold primarily in the United States through large retail store chains such as Wal Mart and K-Mart, through catalogs, such as Bass Pro Shops, and through marine dealers.

                                  Fishing Line

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

                                 Rods and Reels

   The Company markets Johnson fishing reels, which are primarily closed-face reels, as well as Mitchell reels, which are primarily open-faced reels. Reels are sold individually and in rod and reel combinations, primarily through large retail store chains, catalogs and specialty fishing shops in the United States, Canada and Europe. The Company's closed-face reels compete in a segment of the U.S. fishing reel market which is dominated by larger manufacturers. Marketing support for the Company's reels is focused on building brand names, emphasizing product features and innovations and on developing specific segments of the reel market through advertising in national outdoor magazines, through trade and consumer support at retail and through sponsorship of fishing tournaments.

                                  Lure Products

   The Company's artificial lure products consist of Beetle Spin soft body lures, and Johnson spoons. These products are sold primarily through large retail store chains.

                               Tents and Backpacks

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

                                Canoes and Kayaks

   The Company's watercraft are sold under the Old Town name and consist of whitewater, tripping, touring and general recreational purpose canoes for the high quality and mid-price segments of the canoe market and recreational and higher performance kayaks. The Company has developed a proprietary roto-molding process for manufacturing polyethylene canoes to compete in the higher volume mid-priced range of the market. These canoes maintain many of the design and durability characteristics of higher priced canoes. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood. The Company's canoes are sold primarily to sporting goods stores, catalog and mail order houses such as L. L. Bean, canoe specialty stores and marine dealers in the United States and Europe. The United States market for canoes is relatively constant, but the Company believes, based on industry data, that it is the leading manufacturer of canoes in the United States in unit and dollar sales. Carlisle Paddles, a manufacturer of composite canoe paddles, supplies certain paddles that are sold with the Company's canoes as well as supplying paddles which are distributed through the same channels as the Company's watercraft.

   Diving and Marine Products

                                     Diving

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

                                 Marine Products

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

   Sales by Category

   The following table depicts net sales of continuing operations by major product category:

                                          Year Ended

                         September 29,    September 30,    October 1,
                              1995             1994           1993
                                           (thousands)

           Fishing            $127,597         $ 94,363      $ 84,773
           Camping              98,963           87,529        86,118
           Diving               77,667           66,884        66,225
           Marine               42,963           35,567        43,176
                              --------         --------      --------
                              $347,190         $284,343      $280,292
                              ========         ========      ========

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

   Employees

   At September 29, 1995, the Company had approximately 1,342 employees working in its businesses. The Company considers its employee relations to be excellent.

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

                                         Year Ended
                September 29, 1995   September 30, 1994    October 1, 1993
                        Operating            Operating            Operating
    Quarter     Net      Profit      Net      Profit      Net      Profit
    Ended      Sales     (Loss)     Sales     (Loss)     Sales     (Loss)

    December     15%          (8)%    16%          (8)%     17%        (11)%
    March        31           50      30            61      30          99
    June         34           66      33            78      33         110
    September    20           (8)     21           (31)     20         (98)
               ----         -----   -----        -----    -----      ------
                100%         100 %   100%          100%    100%        100 %
                ===          ====    ===          ====    ====         ====


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

   The Company's principal manufacturing locations and distribution centers are:

   Antibes, France           Grayling, Michigan    Old Town, Maine
   Bad Sakingen, Germany     Henan, Sweden         Old Woking, Surrey,
                                                    England
   Barcelona, Spain          Henggart, Switzerland Oslo, Norway
   Binghamton, New York      Honolulu, Hawaii      Racine, Wisconsin
   Bruxelles, Belgium        Lorient, France       Rancho Dominguez,
                                                    California
   Burlington, Ontario,      Mankato, Minnesota    Salzburg-Glasenbach,
    Canada                                          Austria
   Carlisle, Cumbria,        Marignier, France     Schoonhoven, Holland
    England
   Chicago, Illinois         Mitcham, Surrey,      Silverwater, Australia
                              England
   Eastleigh, Hampshire,     Morfelden-Walldorf,   Tokyo (Kawasaki), Japan
    England                   Germany
   Genoa, Italy              Nykoping, Sweden

   The Company's Marking Systems' principal locations were:

   Boras, Sweden         Cookeville, Tennessee     Utica, New York
   Brookfield,           Houston, Texas
    Connecticut

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


   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and supplemental data of the Registrant and subsidiaries, included on pages 16 through 28 of the Company s 1995 Annual Report, are incorporated herein by reference:

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

                                     PART IV

   ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K

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

       3.  Exhibits

           See Exhibit Index.

   B.  Reports on Form 8-K:

       On May 26, 1995, the Company filed a Current Report on Form 8-K dated May 11, 1995 to reflect (under Item 2 of Form 8-K) the Company's acquisition of the assets of the SpiderWire product line of Safari Land Ltd., Inc. On July 25, 1995, the Company filed an amendment on Form 8-K/A to the Company's Current Report on Form 8-K dated May 11, 1995. The report, as amended, included (under
       Item 7 of Form 8-K) the following financial statements: Statement of Assets Acquired as of March 31, 1995, Statements of Revenues and Direct Operating Expenses for the year ended September 30, 1994 and the six months ended March 31, 1995, Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1995 and Pro Forma Condensed Consolidated Statements of Operations for the year ended September 30, 1994 and for the six months ended March 31, 1995.

                          INDEPENDENT AUDITORS' REPORT




   Shareholders and Board of Directors
   Johnson Worldwide Associates, Inc.:

   Under date of November 8, 1995, we reported on the consolidated balance sheets of Johnson Worldwide Associates, Inc. and subsidiaries as of September 29, 1995 and September 30, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 29, 1995, as contained in the 1995 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14A. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                        KPMG Peat Marwick LLP
   Milwaukee, Wisconsin
   November 8, 1995

               JOHNSON WORLDWIDE ASSOCIATES, INC. AND SUBSIDIARIES


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   (thousands)




                                          Additions
                               Balance at Charged to               Balance
                               Beginning  Costs and  Deductions    at End
                                of Year    Expenses     (1)        of Year

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



   (1) Includes the impact of foreign currency fluctuations on this balance sheet account.

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


        /s/ Samuel C. Johnson             Chairman of the Board
         (Samuel C. Johnson)                   and Director


          /s/ John D. Crabb           President and Chief Executive
           (John D. Crabb)                 Officer and Director
                                      (Principal Executive Officer)


       /s/ Donald W. Brinckman                   Director
        (Donald W. Brinckman)


        /s/ Raymond F. Farley                    Director
         (Raymond F. Farley)


    /s/ Helen P. Johnson-Leipold        Executive Vice President -
     (Helen P. Johnson-Leipold)          Businesses and Director


       /s/ Thomas F. Pyle, Jr.                   Director
        (Thomas F. Pyle, Jr.)


         /s/ Carl G. Schmidt            Senior Vice President and
          (Carl G. Schmidt)               Officer, Secretary and
                                         (Principal Financial and

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

     3.2     Bylaws of the Company as Amended                *
             through January 27, 1994  (Filed as
             Exhibit 3.2 to the Company's Form
             10-K for the year ended September
             30, 1994 and incorporated herein by
             reference.)

     4.1     Note Agreement dated May 1, 1991.               *
             (Filed as Exhibit 4 to the
             Company's Form 10-Q for the quarter
             ended June 28, 1991 and
             incorporated herein by reference).

     4.2     Revolving and Term Loan Agreement               *
             dated October 2, 1991.  (Filed as
             Exhibit 4.4 to the Company's Form
             10-K for the year ended September
             27, 1991 and incorporated herein by
             reference.)

     4.3     Revolving Loan Agreement dated                  *
             April 2, 1993.  (Filed as Exhibit 4
             to the Company's Form 10-Q for the
             quarter ended April 2, 1993 and
             incorporated herein by reference.)

     4.4     Note Agreement dated May 1, 1993.               *
             (Filed as Exhibit 4 to the
             Company's Form 10-Q for the quarter
             ended July 2, 1993 and incorporated
             herein by reference.)

     4.5     Letter Amendment No. 1 dated                    *
             September 30, 1993 to Note
             Agreement dated May 1, 1991

     4.6     Letter Amendment No. 1 dated                    *
             September 27, 1993 to Revolving and
             Term Loan Agreement dated October
             2, 1991

     4.7     Letter Amendment No. 1 dated                    *
             September 27, 1993 to Revolving
             Loan Agreement dated April 2, 1993

     4.8     Letter Amendment dated September                *
             30, 1993 to Note Agreement dated
             May 1, 1993

     4.9     Letter Amendment No. 2 dated                    *
             September 30, 1994 to Revolving and
             Term Loan Agreement dated October
             2, 1991 (Filed as Exhibit 4.9 to
             the Company's Form 10-K for the
             year ended September 30, 1994 and
             incorporated herein by reference.)

     4.10    Letter Amendment No. 2 dated August             *
             29, 1994 to Revolving Loan
             Agreement dated April 2, 1993
             (Filed as Exhibit 4.10 to the
             Company's Form 10-K for the year
             ended September 30, 1994 and
             incorporated herein by reference.)

     4.11    Letter Amendment No. 3 dated August             -
             14, 1995 to Revolving and Term Loan
             Agreement dated October 2, 1991.

     4.12    Letter Amendment No. 3 dated August             -
             14, 1995 to Revolving Loan
             Agreement dated April 2, 1993.

     9.      Johnson Worldwide Associates, Inc.              *
             Class B Common Stock Voting Trust
             Agreement, dated December 30, 1993
             (Filed as Exhibit 9 to the
             Company's Form 10-Q for the quarter
             ended December 31, 1993 and
             incorporated herein by reference.)

     10.1    Asset Purchase Agreement between                *
             Johnson Worldwide Associates, Inc.
             and Safari Land Ltd., Inc. dated as
             of March 31, 1995 (Filed as Exhibit
             2 to the Company's Form 10-Q for
             the quarter ended March 31, 1995
             and incorporated herein by
             reference.)

     10.2    Discretionary Bonus Option Plan.                *
             (Filed as Exhibit 10-2 to the
             Company's Form S-1 Registration
             Statement No. 33-16998, and
             incorporated herein by reference.)

     10.3    Johnson Worldwide Associates, Inc.              *
             Amended and Restated 1986 Stock
             Option Plan.  (Filed as Exhibit 10
             to the Company's Form 10-Q for the
             quarter ended July 2, 1993 and
             incorporated herein by reference.)

     10.4    Registration Rights Agreement                   *
             regarding Johnson Worldwide
             Associates, Inc. Common Stock
             issued to the Johnson family prior
             to the acquisition of Johnson
             Diversified, Inc.  (Filed as
             Exhibit 10.6 to the  Company's Form
             S-1 Registration Statement No.
             33-16998, and incorporated herein
             by reference.)

     10.5    Registration Rights Agreement                   *
             regarding Johnson Worldwide
             Associate, Inc. Class A Common
             Stock held by Mr. Samuel C.
             Johnson.  (Filed as Exhibit 28 to
             the Company's Form 10-Q for the
             quarter ended March 29, 1991 and
             incorporated herein by reference.)

     10.6    Form of Restricted Stock Agreement.             *
             (Filed as Exhibit 10.8 to the
             Company's Form S-1 Registration
             Statement No. 33-23299, and
             incorporated herein by reference.)

     10.7    Form of Supplemental Retirement                 *
             Agreement of Johnson Diversified,
             Inc.  (Filed as Exhibit 10.9 to the
             Company's Form S-1 Registration
             Statement No. 33-16998, and
             incorporated herein by reference.)

     10.8    Johnson Worldwide Associates                    *
             Retirement and Savings Plan. (Filed
             as Exhibit 10.9 to the Company's
             Form 10-K for the year ended
             September 29, 1989 and incorporated
             herein by reference.)

     10.9    Form of Agreement of Indemnity and              *
             Exoneration with Directors and
             Officers.  (Filed as Exhibit 10.11
             to the Company's Form S-1
             Registration Statement No.
             33-16998, and incorporated herein
             by reference.)

     10.10   Consulting and administrative                   *
             agreements with S. C. Johnson &
             Son, Inc.  (Filed as Exhibit 10.12
             to the Company's Form S-1
             Registration Statement No.
             33-16998, and incorporated herein
             by reference.)

     10.11   Johnson Worldwide Associates, Inc.              *
             Stock Option Plan for Non-Employee
             Directors.  (Filed as Exhibit 4.2
             to the Company's Form S-8
             Registration Statement No. 33-19805
             and incorporated herein by
             reference.)

     10.12   Johnson Worldwide Associates, Inc.              *
             1994 Long-Term Stock Incentive Plan
             (Filed as Exhibit 4 to the
             Company's S-8 Registration
             Statement No. 33-52073 and
             incorporated herein by reference.)

     11.     Statement regarding computation of              *
             per share earnings. (Incorporated
             by reference to Note 14 to the
             Consolidated Financial Statements
             on page 26 of the Company's 1995
             Annual Report.)

     13.     Portions of the Johnson Worldwide               -
             Associates, Inc. 1995 Annual Report
             that are incorporated herein by
             reference.

     21.     Subsidiaries of the Company as of               -
             September 29, 1995.

     23.     Consent of KPMG Peat Marwick LLP.               -

     27.     Financial Data Schedule                         -

     99.     Definitive Proxy Statement for the              *
             1996 Annual Meeting of Shareholders
             (Previously filed via the EDGAR
             system and incorporated herein by
             reference).  Except to the extent
             incorporated herein by reference,
             the Proxy Statement for the 1996
             Annual Meeting of Shareholders
             shall not be deemed to be filed
             with the Securities and Exchange
             Commission as part of this Annual
             Report on Form 10-K.

    *  Incorporated herein by reference.