Form 10-Q
period 1995-12-29
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1996-02-12
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 1995

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
   No [    ]


   As of February 1, 1996, 6,890,026 shares of Class A and 1,228,537 shares of Class B common stock of the Registrant were outstanding.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                                                                       Page
                                Index                                  No.



    PART I    FINANCIAL INFORMATION


              Item 1.   Financial Statements
                        Consolidated Statements of Operations -
                        Three Months Ended December 29, 1995
                        and December 30, 1994                           3

                        Consolidated Balance Sheets -
                        December 29, 1995, September 29, 1995
                        and December 30, 1994                           4
                        Consolidated Statements of Cash Flows -
                        Three Months Ended December 29, 1995 and
                        December 30, 1994                               6

                        Notes to Consolidated Financial
                        Statements                                      7


              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                      9

    PART II   OTHER INFORMATION


              Item 6.   Exhibits and Reports on Form 8-K                11

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                 AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                               Three Months Ended

   (thousands, except per share data)      December 29   December 30
                                                1995          1994

   Net sales                               $56,405        $53,462

   Cost of sales                            35,084         33,278
                                            ------         ------

   Gross profit                             21,321         20,184
                                            ------         ------
   Operating expenses:

      Marketing and selling                 15,545         14,339
      Financial and administrative
       management                            6,057          5,951

      Research and development               1,713          1,434

      Profit sharing                            43             58
      Amortization of acquisition costs        681            384
                                            ------         ------

   Total operating expenses                 24,039         22,166
                                            ------         ------

   Operating loss                           (2,718)        (1,982)
   Interest income                            (167)          (170)

   Interest expense                          2,130          1,229

   Other (income) expenses, net                (50)             4
                                           -------         ------

   Loss before income taxes                 (4,631)        (3,045)

   Income tax benefit                       (1,838)        (1,104)
                                           -------         ------

   Net loss                                $(2,793)       $(1,941)
                                           =======        =======

   Loss per common share                    $( .34)        $( .24)
                                            ======         ======



   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                 AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)




   (thousands, except          December 29    September 29   December 30
    share data)                    1995           1995           1994

   ASSETS
   Current assets:

      Cash and temporary cash
      investments                 $6,578         $8,944         $5,665

      Accounts receivable, less
       allowance for doubtful
       accounts of $2,707,
       $2,610, and $2,429,
       respectively               63,632         61,456         58,894

      Inventories                123,507         98,238         81,012

      Deferred income taxes        7,458          7,423          7,332

      Other current assets        11,443          9,319          9,712
                                 -------        -------        -------

   Total current assets          212,618        185,380        162,615

   Property, plant and equipment  34,039         33,028         27,781

   Intangible assets              58,309         58,691         34,563

   Other assets                      935          1,254          2,529
                                 -------        -------        -------

   Total assets                 $305,901       $278,353       $227,488
                                 =======        =======        =======

                                  December 29   September 29   December 30
                                     1995           1995          1994
   LIABILITIES AND
    SHAREHOLDERS' EQUITY

   Current liabilities:
     Notes payable and current
      maturities of long-term
      obligations                    $55,399       $18,563      $32,820

     Accounts payable                 19,353        14,623       13,361

     Accrued liabilities:
       Salaries and wages              5,195         5,792        4,567

       Income taxes                     (476)        4,011        2,203

       Other                          14,283        20,866       12,770
                                      ------        ------       ------

   Total current liabilities          93,754        63,855       65,721

   Long-term obligations, less
    current maturities                68,994        68,948       31,168

   Other liabilities                   4,324         4,288        5,605
                                      ------       -------      -------

   Total liabilities                 167,072       137,091      102,494
                                     -------       -------      -------
   Shareholders' equity:

     Preferred stock:  none issued        --            --           --

     Common stock:
       Class A shares issued:
        December 29, 1995,
        6,896,959;
        September 29, 1995,
        6,896,883;
        December 30, 1994, 6,866,196     345           345          343

       Class B shares issued
        (convertible into Class A):
        December 29, 1995, 1,228,537;
        September 29, 1995,
        1,228,613; December 30,
        1994, 1,230,19                    61            61           62

     Capital in excess of par value   43,968        43,968       43,378

     Retained earnings                86,387        89,525       77,597

     Contingent compensation            (224)         (264)        (201)

     Cumulative translation
      adjustment                       8,294         7,869        4,379

     Treasury stock:
       December 29, 1995, 100 Class
        A shares;
       September 29, 1995, 10,000
        Class A shares;
       December 30, 1994, 25,000
        Class A shares                    (2)         (242)        (564)
                                       -----         -----        -----

   Total shareholders' equity        138,829       141,262      124,994
                                    --------       -------      -------

   Total liabilities and
    shareholders' equity            $305,901      $278,353     $227,488
                                    ========       =======     ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                 AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     Three Months Ended
                                                 December 29     December 30
   (thousands)                                   1995            1994

   CASH USED FOR OPERATIONS

   Net loss                                        $(2,793)        $(1,941)

   Noncash items:

      Depreciation and amortization                  2,723           1,908
      Deferred income taxes                            191             249

   Change in:

      Accounts receivable, net                      (2,352)         (4,355)

      Inventories                                  (25,335)        (10,928)

      Accrued restructuring expenses                    --            (684)

      Accounts payable and accrued liabilities      (6,638)         (6,074)

      Other, net                                    (2,103)         (1,525)
                                                   -------         -------
                                                   (36,307)        (23,350)
                                                   -------         -------
   CASH USED FOR INVESTING ACTIVITIES

   Net additions to property, plant and
    equipment                                       (2,937)         (2,755)
                                                   -------          ------

   CASH PROVIDED BY FINANCING ACTIVITIES
   Issuance of senior notes                         45,000              --

   Principal payments on revolving credit
    facilities                                     (31,912)             --

   Net change in notes payable and other
    long-term obligations                           23,799          16,811
   Common stock transactions                            (2)           (516)
                                                    ------          ------
                                                    36,885          16,295

   Effect of foreign currency fluctuations on
    cash                                                (7)           (113)
                                                    ------         -------
   Decrease in cash and temporary cash
    investments                                     (2,366)         (9,923)

   CASH AND TEMPORARY CASH INVESTMENTS

   Beginning of period                               8,944          15,588
                                                    ------         -------

   End of period                                    $6,578          $5,665
                                                   =======         =======


   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



   1  Basis of Presentation

      The consolidated financial statements included herein are unaudited.
      In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of December 29, 1995 and the results of operations and cash flows for the three months ended December 29, 1995. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report.

      Because of seasonal and other factors, the results of operations for the three months ended December 29, 1995 are not necessarily indicative of the results to be expected for the full year.

   2  Income Taxes

      The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3  Inventories

                      December 29   September 29    December 30
   (thousands)               1995           1995           1994

   Raw materials         $ 36,282       $ 28,726       $ 21,713
   Work in process          6,896          5,888          5,352
   Finished goods          85,651         68,742         60,674
                          -------        -------         ------
                          128,829        103,356         87,739
   Less:  reserves         (5,322)        (5,118)        (6,727)
                          -------        -------         ------
                         $123,507       $ 98,238       $ 81,012
                          =======        =======         ======



   4  Notes Payable and Long-Term Obligations

      In November 1995, the Company entered into a $90,000,000 multi-currency bank facility. Interest on borrowings is set periodically by reference to market rates such as the London Interbank Offered Rate. The facility also supports issuance of commercial paper by the Company.


   5  Shareholders' Equity

      In December 1995, the Company granted options to purchase 105,000 shares of Class A common stock at $22.063 per share.


   6  Earnings Per Share

      Earnings per share of common stock are computed on the basis of a weighted average number of common and common equivalent shares outstanding. Common stock equivalents are not significant in any period presented.

   (thousands)                             Three Months Ended
                                          December 29  December 30
                                               1995        1994

   Weighted average common and common         8,116       8,081
                                              =====      ======


   7  Reclassification

      Certain amounts as previously reported have been reclassified to conform with the current period presentation.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


   The following discussion includes comments and analysis relating to the Company s results of operations and financial condition for the three months ended December 29, 1995 and December 30, 1994. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company s 1995 Annual Report.


   Foreign Operations

   The Company has significant foreign operations, for which the functional currencies are denominated primarily in French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company s foreign operations, as reported in the Company s consolidated financial statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of forward contracts and options to hedge known commitments, primarily for purchases of inventory and loans denominated in foreign currencies.


   Results of Operations

   Net sales for the three months ended December 29, 1995 were $56.4 million, an increase of approximately 5.5% from net sales of $53.5 million for the three months ended December 30, 1994. Net sales of the Company s North American units for the three months ended December 29, 1995 decreased $2.0 million, or 6%, from the corresponding period in the prior year. Softness in the outdoor products business and a shift in order patterns of large customers in the fishing business contributed to the decline, as did availability issues related to a line of fishing products acquired in 1995. Net sales of the Company s European units increased $4.7 million, or 23%, compared to the corresponding period of the preceding year. Significant increases in sales in the European diving and outdoor products businesses were responsible for the increase.

   Relative to the U.S. dollar, the average value of most currencies of the European countries in which the Company has operations was higher for the three months ended December 29, 1995 as compared to the preceding year. Excluding the impact of foreign currencies, net sales increased 3% for the three months ended December 29, 1995.

   Gross profit for the three months ended December 29, 1995, as a percentage of sales, remained constant at 37.8%. No business unit or geographical area experienced significant growth or declines in gross profit.

   The Company incurred an operating loss of $2.7 million for the three months ended December 29, 1995, compared to an operating loss of $2.0 million for the corresponding period of the prior year. The increase in sales did not match the increased spending associated with such sales. In addition, amortization of intangible assets was $0.3 million greater in the current year as a result of acquisitions consummated in 1995.

   Interest expense of $2.1 million for the three months ended December 29, 1995 was $0.9 million higher than the prior year. Higher debt levels associated with acquisitions, higher levels of inventories and the growth of the business contributed to the increase.

   The Company incurred a net loss of $2.8 million in the three months ended December 29, 1995 compared to a loss of $1.9 million in the corresponding period of the preceding year. On a per share basis, the loss amounts to $0.34 compared to $0.24 in the preceding year.


   Financial Condition

   Accounts receivable increased from $61.5 million at September 29, 1995 to $63.6 million at December 29, 1995, in line with the increase in sales in the three months then ended.

   Inventory levels at December 29, 1995 were $25.3 million higher than the level at September 29, 1995, reflecting the seasonal buildup of products for the Company's peak selling season in the second and third quarters. The increase in inventory in the three months ended December 30, 1994 was $10.6 million. The increase in the seasonal buildup of inventory between years reflects the Company's decision to level load production of certain products in the current year and the growth of the Company s fishing tackle business, which requires longer sourcing lead times. As a result of this growth, inventory turns have declined 9% compared to the prior year. The effect of foreign currencies in Europe also contribute to the growth of inventory in the amount of $2.1 million. Accounts payable increased from the September 29, 1995 level for the same reasons.

   Debt levels at December 29, 1995 exceed the September 29, 1995 levels by $36.9 million due to the growth in accounts receivable and inventories discussed above, planned capital expenditures and the year to date losses incurred. The Company s debt is balanced between long-term, fixed rate obligations and short-term, floating rate facilities. Cash flows from operations and borrowings under existing credit facilities are sufficient to meet the Company s seasonal working capital and capital expenditure requirements.


   Item 6. Exhibits and Reports on Form 8-K


           (a) Exhibit 4.1:  Note Agreement dated as of October 1, 1995
               Exhibit 4.2:  Credit Agreement dated as of November 29, 1995
               Exhibit 27:   Financial Data Schedule


           (b) There were no reports on Form 8-K filed for the three months ended December 29, 1995.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JOHNSON WORLDWIDE ASSOCIATES,



   Date:  February 12, 1996


                                 /s/ Carl G. Schmidt
                                 Carl G. Schmidt
                                 Senior Vice President and Chief
                                 Financial Officer, Secretary and
                                 Treasurer (Principal Financial
                                 and Accounting Officer)

                                  EXHIBIT INDEX




    Exhibit     Description

    4.1         Note Agreement dated as of October 1, 1995
    4.2         Credit Agreement dated as of November 29, 1995
    27.         Financial Data Schedule