Form 10-Q
period 1996-03-29
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1996-05-13
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1996

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from  _____ to _____

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

   As of May 1, 1996, 6,884,026 shares of Class A and 1,228,537 shares of Class B common stock of the Registrant were outstanding.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

        Index                                                   Page No.

   PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Statements of Operations -
                 Three Months and Six Months Ended March 29,
                 1996 and March 31, 1995                           3

                 Consolidated Balance Sheets -
                 March 29, 1996, September 29, 1995
                 and March 31, 1995                                4

                 Consolidated Statements of Cash Flows -
                 Six Months Ended March 29, 1996 and
                 March 31, 1995                                    6

                 Notes to Consolidated Financial Statements        7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     9

   PART II OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of               11
                 Security Holders

        Item 6.  Exhibits and Reports on Form 8-K                 11

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                    Three Months Ended    Six Months Ended
   (thousands, except               March 29   March 31  March 29   March 31
   per share data)                      1996       1995      1996       1995

   Net sales                        $111,229   $105,797  $167,634   $159,259

   Cost of sales                      66,897     63,317   101,981     96,595
                                    --------   --------  --------   --------
   Gross profit                       44,332     42,480    65,653     62,664
                                    --------   --------  --------   --------
   Operating expenses:

       Marketing and selling          22,564     21,627    38,109     35,966

       Financial and
       administrative management       6,622      6,291    12,679     12,242

       Research and development        1,576      1,616     3,289      3,050

       Profit sharing                    404        666       447        724

       Special charges                 2,400         --     2,400         --

       Amortization of acquisition
       costs                             624        370     1,305        754
                                    --------   --------  --------   --------
   Total operating expenses           34,190     30,570    58,229     52,736
                                    --------   --------  --------   --------
   Operating profit                   10,142     11,910     7,424      9,928

   Interest income                      (148)      (187)     (315)      (357)

   Interest expense                    2,862      1,793     4,992      3,022

   Other (income) expenses, net           26       (113)      (24)      (109)
                                    --------   --------  --------   --------
   Income before income taxes          7,402     10,417     2,771      7,372

   Income tax expense                  3,312      3,964     1,474      2,860
                                    --------   --------  --------   --------
   Net income                       $  4,090   $  6,453  $  1,297   $  4,512
                                    ========   ========  ========   ========
   Earnings per common share        $   0.50   $   0.80  $   0.16   $   0.56
                                    ========   ========  ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                             March 29  September 29  March 31
   (thousands, except share data)              1996         1995       1995
   ASSETS

   Current assets:
     Cash and temporary cash investments     $  3,629   $  8,944     $  2,280

     Accounts receivable, less allowance
       for doubtful accounts of $2,874,
       $2,610, and $2,704, respectively       112,653     61,456      109,238

     Inventories                              126,623     98,238       96,275

     Deferred income taxes                      7,174      7,423        7,188

     Other current assets                       9,722      9,319        6,704
                                             --------   --------     --------
   Total current assets                       259,801    185,380      221,685

   Property, plant and equipment               33,122     33,028       29,389

   Intangible assets                           56,146     58,691       36,432

   Other assets                                   945      1,254        3,172
                                             --------   --------     --------
   Total assets                              $350,014   $278,353     $290,678
                                             ========   ========     ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Notes payable and current maturities
       of long-term obligations              $ 89,326   $ 18,563     $ 65,751

     Accounts payable                          19,360     14,623       18,751

     Accrued liabilities:
       Salaries                                 5,788      5,792        5,334
       Income                                   2,138      4,011        5,322
       Other                                   19,890     20,866       16,836
                                             --------   --------     --------
   Total current liabilities                  136,502     63,855      111,994

   Long-term obligations, less current         68,936     68,948       36,407

   Other liabilities                            4,232      4,288        5,708
                                             --------   --------     --------
   Total liabilities                          209,670    137,091      154,109
                                             --------   --------     --------
   Shareholders' equity:
     Preferred stock:  none issued                 --         --           --
     Common stock:
       Class A shares issued:
         March 29, 1996, 6,896,959;
         September 29, 1995, 6,896,883;
         March 31, 1995, 6,866,296                345        345          343
       Class B shares issued (convertible into
         Class A): March 29, 1996, 1,228,537;
         September 29, 1995, 1,228,613;
         March 31, 1995, 1,230,099                 61         61           62

     Capital in excess of par value            43,968     43,968       43,380

     Retained earnings                         90,784     89,525       84,031

     Contingent compensation                     (236)      (264)        (210)

     Cumulative translation adjustment          5,713      7,869        9,600

     Treasury stock, at cost:
       March 29, 1996, 12,933 Class A shares;
       September 29, 1995, 10,000 Class A
       shares; March 31, 1995, 29,525
       Class A shares                            (291)      (242)        (637)
                                             --------   --------     --------
   Total shareholders' equity                 140,344    141,262      136,569
                                             --------   --------     --------
   Total liabilities and
     shareholders' equity                    $350,014   $278,353     $290,678
                                             ========   ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                           Six Months Ended
                                                         March 29   March 31
   (thousands)                                               1996       1995
   CASH USED FOR OPERATIONS

   Net income                                            $  1,297   $  4,512

   Noncash items:

          Depreciation and amortization                     5,420      3,800

          Writedown of intangible assets                    1,070         --

          Deferred income taxes                               464        655

   Change in:

          Accounts receivable, net                        (52,190)   (50,741)

          Inventories                                     (29,364)   (22,510)

          Accrued restructuring expenses                       --       (933)

          Accounts payable and accrued liabilities          2,424      6,074

          Other, net                                       (1,079)    (1,463)
                                                         --------    -------
                                                          (71,958)   (60,606)
                                                         --------    -------
   CASH USED FOR INVESTING ACTIVITIES

   Net additions to property, plant and equipment          (4,260)    (5,221)

   CASH PROVIDED BY FINANCING ACTIVITIES

   Issuance of senior notes                                45,000         --

   Principal payments on revolving credit facilities      (31,912)        --

   Net change in notes payable                             58,021     52,890

   Common stock transactions                                  (51)      (606)
                                                         --------    -------
                                                           71,058     52,284

   Effect of foreign currency fluctuations on cash           (155)       235
                                                         --------    -------
   Decrease in cash and temporary cash investments         (5,315)   (13,308)

   CASH AND TEMPORARY CASH INVESTMENTS

   Beginning of period                                      8,944     15,588
                                                         --------    -------
   End of period                                         $  3,629   $  2,280
                                                         ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1    Basis of Presentation

        The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of March 29, 1996, the results of operations for the three months and six months ended March 29, 1996 and cash flows for the six months ended March 29, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report.

        Because of seasonal and other factors, the results of operations for the three months and six months ended March 29, 1996 are not necessarily indicative of the results to be expected for the full year.

        During the three months ended March 29, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. During the three months ended March 29, 1996, the Company determined that certain of its marine products would be discontinued. The Company also determined that the carrying value of goodwill of one of its subsidiaries could not be recovered through undiscounted future cash flows. Accordingly, the related tangible and intangible assets, totaling $1.7 million, were written down.

        In addition, during the three months ended March 29, 1996, the Company recorded severance and other costs totaling $0.7 million related to the closing of one of its manufacturing locations. Additional costs related to closing this facility totaling $0.4 million will be incurred over the remaining six months of this fiscal year.

   2    Income Taxes

        The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3    Inventories

                              March 29       September 29           March 31
   (thousands)                    1996               1995               1995

   Raw materials              $ 36,118           $ 28,726           $ 27,569

   Work in process               6,359              5,888              6,400

   Finished goods               89,050             68,742             68,381
                              --------           --------           --------
                               131,527            103,356            102,350

   Less:  reserves              (4,904)            (5,118)            (6,075)
                              --------           --------           --------
                              $126,623           $ 98,238           $ 96,275
                              ========           ========           ========

   4    Notes Payable and Long-Term Obligations

        In November 1995, the Company entered into a $90,000,000 multi-currency bank facility. Interest on borrowings is set periodically by reference to market rates such as the London Interbank Offered Rate. The facility also supports issuance of commercial paper by the Company.

   5    Shareholders' Equity

        In December 1995, the Company granted options to purchase 105,000 shares of Class A common stock at $22.063 per share. In February 1996, the Company granted options to purchase 17,000 shares of Class A common stock at $25.3125 per share.

   6    Earnings Per Share

        Earnings per share of common stock are computed on the basis of a weighted average number of common shares outstanding. Common stock equivalents are not significant in any period presented.

   (thousands)                    Three Months Ended      Six Months Ended
                                 March 29   March 31    March 29    March 31
                                     1996       1995        1996        1995

   Weighted average common shares   8,112      8,070       8,114       8,075
                                    =====      =====       =====       =====

   7    Reclassification

        Certain amounts as previously reported have been reclassified to conform with the current period presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and six months ended March 29, 1996 and March 31, 1995. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1995 Annual Report.

   Foreign Operations

   The Company has significant foreign operations, for which the functional currencies are denominated primarily in French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's consolidated financial statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of forward contracts and options to hedge known commitments, primarily for purchases of inventory and loans denominated in foreign currencies.

   Results of Operations

   Net sales for the three months ended March 29, 1996 totaled $111.2 million, an increase of approximately 5% from net sales of $105.8 million for the three months ended March 31, 1995. Net sales of the Company's North American units for the three months ended March 29, 1996 increased $2.4 million, or 4%, from the corresponding period in the prior year. Softness in the outdoor products business and a shift in order patterns of large customers in the North American fishing business contributed to the low growth in sales, as did availability issues in January 1996 related to a line of fishing products acquired in 1995. Net sales of the Company's European units increased $3.3 million, or 9%, compared to the corresponding period of the preceding year. Increases in sales in the European diving and outdoor products businesses were responsible for the increase.

   Net sales for the six months ended March 29, 1996 increased 5% to $167.6 million, from $159.3 million in the prior year. Increases in sales in the North American fishing business and the European outdoor products and diving businesses were responsible for the increase.

   Relative to the U.S. dollar, the average value of most currencies of the European countries in which the Company has operations was lower for the three months ended March 29, 1996 as compared to the preceding year. Excluding the impact of foreign currencies, net sales increased 6% for the three months ended March 29, 1996. Foreign currency translation had no appreciable impact on sales for the six months ended March 29, 1996.

   Gross profit for the three months ended March 29, 1996, as a percentage of sales, declined modestly to 39.9% from 40.2% in the prior year. No business unit or geographical area experienced significant growth or declines in gross profit. Gross profit for the six months ended March 29, 1996 was comparable to the prior year.

   The Company earned an operating profit of $10.1 million for the three months ended March 29, 1996, compared to an operating profit of $11.9 million for the corresponding period of the prior year. During the three months ended March 29, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. During the three months ended March 29, 1996, the Company determined that certain of its marine products would be discontinued. The Company also determined that the carrying value of goodwill of one of its subsidiaries could not be recovered through undiscounted future cash flows. Accordingly, the related tangible and intangible assets, totaling $1.7 million, were written down.

   In addition, during the three months ended March 29, 1996, the Company recorded severance and other costs totaling $0.7 million related to the closing of one of its manufacturing locations. Additional costs related to closing this facility totaling $0.4 million will be incurred over the remaining six months of this fiscal year.

   For the six months ended March 29, 1996 the Company earned an operating profit of $7.4 million, compared to $9.9 million in the prior year. The special charges recorded in the three months ended March 29, 1996 contributed to the decline in operating profit. In addition, amortization of intangible assets was $0.6 million greater in the current year as a result of acquisitions consummated in 1995. The Company's operating profit for the three months and six months ended March 29, 1996 has been generated primarily in foreign jurisdictions due to higher overall rates of sales growth in those jurisdictions and the special charges incurred in the Company's North American operations.

   Interest expense of $2.9 million and $5.0 million for the three months and six months ended March 29, 1996, respectively, was $1.1 million and $2.0 million, respectively, higher than the prior year. Higher debt levels associated with 1995 acquisitions, higher levels of inventories and the growth of the business contributed to the increase.

   The Company earned net income of $4.1 million in the three months ended March 29, 1996 compared to $6.5 million in the corresponding period of the preceding year. On a per share basis, the earnings amount to $0.50 compared to $0.80 in the preceding year. For the six months ended March 29, 1996, the Company earned net income of $1.3 million, or $0.16 per share, compared to $4.5 million, or $0.56 per share, in the prior year. The Company's effective tax rate increased as the special charges reduced earnings in countries with lower statutory tax rates.

   Financial Condition

   Accounts receivable increased from $61.5 million at September 29, 1995 to $112.7 million at March 29, 1996, in line with the level at this time in the prior year.

   Inventory levels at March 29, 1996 were $28.4 million higher than the level at September 29, 1995, reflecting the seasonal buildup of products for the Company's peak selling season in the second and third quarters. The increase in inventory in the six months ended March 31, 1995 was $25.9 million. The increase in the seasonal buildup of inventory between years reflects slower than expected sales growth. Inventory turns have declined compared to the prior year. Accounts payable increased from the September 29, 1995 level for the same reasons.

   Debt levels at March 29, 1996 exceed the September 29, 1995 levels by $70.8 million due to the growth in accounts receivable and inventories discussed above and planned capital expenditures. The Company's debt is balanced between long-term, fixed rate obligations and short-term, floating rate facilities. Cash flows from operations and borrowings under existing credit facilities are sufficient to meet the Company's seasonal working capital and capital expenditure requirements.

   Item 4.  Submission of Matters to a Vote of Security Holders

   At the Company's Annual Meeting on January 24, 1996, the shareholders voted to elect the following individuals as Directors for terms that expire at the next annual meeting:

                            Votes     Votes
                             Cast     Cast    Votes                Broker
                             for     Against Withheld Abstentions Non-Votes
   Class A Directors:

   Donald W. Brinckman    6,141,649     0     6,233        0          0

   Thomas F. Pyle, Jr.    6,141,849     0     6,033        0          0

   Class B Directors:

   Samuel C. Johnson      1,222,335     0       0          0          0

   Helen P. Johnson-      1,222,335     0       0          0          0
   Leipold

   Raymond F. Farley      1,222,335     0       0          0          0

   John D. Crabb          1,222,335     0       0          0          0


   Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit 27:  Financial Data Schedule

      (b) There were no reports on Form 8-K filed for the three months ended March 29, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               JOHNSON WORLDWIDE ASSOCIATES, INC.

   Date:  May 13, 1996
                                 /s/ Carl G. Schmidt
                                     Carl G. Schmidt
                                Senior Vice President and Chief Financial
                                Officer, Secretary and Treasurer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit                 Description

      27               Financial Data Schedule