Form 10-Q
period 1996-06-28
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1996-08-12
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1996

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


   As of July 25, 1996, 6,884,426 shares of Class A and 1,228,137 shares of Class B common stock of the Registrant were outstanding.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

   Index                                                                 Page
                                                                         No.



   PART I  FINANCIAL INFORMATION


           Item 1.  Financial Statements
                    Consolidated Statements of Operations -
                    Three Months and Nine Months Ended June 28, 1996
                    and June 30, 1995                                     3

                    Consolidated Balance Sheets -
                    June 28, 1996, September 29, 1995
                    and June 30, 1995                                     4
                    Consolidated Statements of Cash Flows -
                    Nine Months Ended June 28, 1996 and June 30,
                    1995                                                  6

                    Notes to Consolidated Financial Statements            7



           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         9


   PART II OTHER INFORMATION


           Item 5.  Other Information                                     11

           Item 6.  Exhibits and Reports on Form 8-K                      11


                                                 JOHNSON WORLDWIDE ASSOCIATES, INC.
                                                          AND SUBSIDIARIES


                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)



                                          Three Months Ended          Nine Months Ended

   (thousands, except per                June 28       June 30     June 28       June 30
    share data)                            1996          1995        1996          1995

   Net sales                            $110,705      $117,844    $278,339      $277,103
   Cost of sales                          68,282        69,099     170,263       165,694
                                         -------       -------     -------       -------
   Gross profit                           42,423        48,745     108,076       111,409
                                         -------       -------     -------       -------
   Operating expenses:
     Marketing and selling                23,077        23,061      61,186        59,027
     Financial and administrative
      management                           6,445         6,927      19,124        19,169
     Research and development              1,524         1,754       4,813         4,804
     Profit sharing                          384           731         831         1,455
     Special charges                          60            --       2,460            --
     Amortization of acquisition
       costs                                 611           634       1,916         1,388
                                         -------       -------     -------       -------
   Total operating expenses               32,101        33,107      90,330        85,843
                                         -------       -------     -------       -------
   Operating profit                       10,322        15,638      17,746        25,566
   Interest income                          (165)         (170)       (480)         (527)
   Interest expense                        2,885         2,425       7,877         5,447
   Other (income) expenses, net              104            (2)         80          (111)
                                         -------       -------     -------       -------
   Income before income taxes              7,498        13,385      10,269        20,757
   Income tax expense                      3,296         5,146       4,770         8,006
                                         -------       -------      ------        ------
   Net income                             $4,202        $8,239      $5,499       $12,751
                                         =======       =======      ======        ======
   Earnings per common share              $  .52        $ 1.02       $0.68         $1.58
                                         =======       =======      ======        ======

   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


   (thousands, except share data)        June 28   September 29    June 30
                                           1996       1995           1995
   ASSETS
   Current assets:
     Cash and temporary cash
      investments                       $ 11,303      $   8,944  $   6,241
     Accounts receivable, less
      allowance for doubtful
      accounts of $3,186, $2,610,
      and $2,802, respectively            97,002         61,456    100,348
     Inventories                         119,016         98,238     94,275
     Deferred income taxes                 6,666          7,423      6,782
     Other current assets                  7,041          9,319      6,769
                                        --------       --------   --------
   Total current assets                  241,028        185,380    214,415
   Property, plant and equipment          31,956         33,028     30,433
   Intangible assets                      54,986         58,691     59,753
   Other assets                            1,013          1,254      2,467
                                        --------       --------   --------
   Total assets                         $328,983       $278,353   $307,068
                                        ========       ========   ========

   LIABILITIES AND SHAREHOLDERS'
    EQUITY

   Current liabilities:
     Notes payable and current
      maturities of long-term
      obligations                       $ 70,545       $ 18,563   $ 51,127
     Accounts payable                     15,205         14,623     15,239
     Accrued liabilities:
       Salaries and wages                  5,878          5,792      6,344
       Income taxes                        2,057          4,011      6,898
       Other                              19,163         20,866     21,452
                                        --------       --------   --------
   Total current liabilities             112,848         63,855    101,060
   Long-term obligations, less
    current maturities                    68,866         68,948     56,384
   Other liabilities                       4,296          4,288      4,310
                                        --------       --------   --------
   Total liabilities                     186,010        137,091    161,754
                                        --------       --------   --------
   Shareholders' equity:
     Preferred stock: none
      issued                                --             --         --
     Common stock:
       Class A shares issued:
         June 28, 1996, 6,897,359;
         September 29, 1995,
         6,896,883; June 30,
         1995, 6,866,296                     345            345        343
       Class B shares issued
         (convertible into
         Class A): June 28,
         1996, 1,228,137;
         September 29, 1995,
         1,228,613; June 30,
         1995, 1,230,099                      61             61         62
     Capital in excess of par value       43,968         43,968     43,380
     Retained earnings                    94,986         89,525     92,179
     Contingent compensation                (179)          (264)      (323)
     Cumulative translation
       adjustment                          4,083          7,869      9,943
     Treasury stock, at cost:
       June 28, 1996, 12,933 Class
       A shares; September 29,
       1995, 10,000 Class A
       shares; June 30, 1995,
       12,625 Class A shares                (291)          (242)      (270)
                                        --------       --------   --------
   Total shareholders' equity            142,973        141,262    145,314
                                        --------       --------   --------
   Total liabilities and
    shareholders' equity                $328,983       $278,353   $307,068
                                        ========       ========   ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                    Nine Months Ended

   (thousands)                                     June 28      June 30
                                                    1996         1995
   CASH USED FOR OPERATIONS
   Net income                                      $ 5,499      $12,751
   Noncash items:
     Depreciation and amortization                   8,054        6,459
     Writedown of intangible assets                  1,070          --
     Deferred income taxes                             928          213
   Change in:
     Accounts receivable, net                      (37,405)     (41,927)
     Inventories                                   (22,664)     (17,000)
     Accrued restructuring expenses                    --          (988)
     Accounts payable and accrued liabilities       (1,897)      10,098
     Other, net                                      1,641       (3,394)
                                                   -------      -------
                                                   (44,774)     (33,788)
                                                   -------      -------
   CASH USED FOR INVESTING ACTIVITIES
   Net additions to property, plant and equipment   (5,167)      (8,107)
   Net assets of businesses acquired                   --       (26,243)
                                                   -------      -------
                                                    (5,167)     (34,350)
                                                   -------      -------
   CASH PROVIDED BY FINANCING ACTIVITIES
   Issuance of senior notes                         45,000       25,000

   Principal payments on revolving credit
    facilities                                     (31,912)         --
   Net change in notes payable                      39,625       33,786
   Common stock transactions                          (154)        (552)
                                                   -------      -------
                                                    52,559       58,234
   Effect of foreign currency fluctuations
    on cash                                           (259)         557
                                                   -------      -------
   Increase (decrease) in cash and
    temporary cash investments                       2,359       (9,347)

   CASH AND TEMPORARY CASH INVESTMENTS
   Beginning of period                               8,944       15,588
                                                   -------       ------
   End of period                                   $11,303      $ 6,241
                                                   =======       ======

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



   1  Basis of Presentation

      The consolidated financial statements included herein are unaudited.
      In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of June 28, 1996, the results of operations for the three months and nine months ended June 28, 1996 and cash flows for the nine months ended June 28, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report.

      Because of seasonal and other factors, the results of operations for the three months and nine months ended June 28, 1996 are not necessarily indicative of the results to be expected for the full year.

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

      In addition, during the three months ended March 29, 1996, the Company recorded severance and other costs totaling $0.7 million related to the closing of one of its manufacturing locations. During the three months ended June 28, 1996, the Company incurred additional costs totaling $60,000 related to closing this facility and estimates an additional $340,000 will be incurred over the remaining three months of the fiscal year.


   2  Income Taxes

      The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3  Inventories

                                  June 28   September 29        June 30
         (thousands)                 1996           1995           1995

         Raw materials           $ 33,341       $ 28,726       $ 22,209
         Work in process            6,601          5,888          5,732
         Finished goods            83,790         68,742         72,207
                                  -------        -------        -------
                                  123,732        103,356        100,148
         Less:  reserves           (4,716)        (5,118)        (5,873)
                                  -------        -------        -------
                                 $119,016       $ 98,238       $ 94,275
                                  =======        =======        =======


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


         (thousands)              Three Months Ended   Nine Months Ended
                                   June 28   June 30   June 28  June 30
                                      1996     1995      1996     1995

          Weighted average common
           shares                    8,113    8,077     8,113    8,076
                                     =====    =====     =====    =====

   7  Reclassification

      Certain amounts as previously reported have been reclassified to conform with the current period presentation.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and nine months ended June 28, 1996 and June 30, 1995. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1995 Annual Report.

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

   Results of Operations

   Net sales for the three months ended June 28, 1996 totaled $110.7 million, a decrease of approximately 6% from net sales of $117.8 million for the three months ended June 30, 1995. Net sales of the Company's North American units for the three months ended June 28, 1996 decreased $4.5 million, or 6%, from the corresponding period in the prior year. Adverse weather conditions in much of the North American market and a shift in order patterns of large customers in the North American fishing business contributed to the decrease in sales. Net sales of the Company's European units decreased $1.1 million, or 3%, compared to the corresponding period of the preceding year.

   Net sales for the nine months ended June 28, 1996 increased nominally to $278.3 million, from $277.1 million in the prior year. Net sales of the Company's European units for the nine months ended June 28, 1996 increased $6.8 million, or 7% from the corresponding period in the prior year. The European outdoor products and diving businesses were responsible for the increase. The increases in Europe were offset by net sales decreases in the North American fishing and outdoor products businesses, as well as in the Company's Japanese operations.

   Relative to the U.S. dollar, the average value of most currencies of the European countries in which the Company has operations was lower for the three months and nine months ended June 28, 1996 as compared to the preceding year. The dollar has also increased significantly relative to the Japanese yen. Excluding the impact of foreign currencies, net sales decreased 3% for the three months ended June 28, 1996 and increased 1% for the nine months ended June 28, 1996.

   Gross profit for the three months ended June 28, 1996, as a percentage of sales, declined to 38.3% from 41.4% in the prior year. Product mix changes, the decline in sales and unfavorable production variances in the North American fishing and outdoor products businesses, as well as increased sales returns in the North American fishing business, contributed to the decline. Gross profit for the nine months ended June 28, 1996, as a percentage of sales, declined to 38.8% from 40.2% in the prior year.

   The Company earned an operating profit of $10.3 million for the three months ended June 28, 1996, compared to an operating profit of $15.6 million for the corresponding period of the prior year. The operating profit shortfall from the prior year was related to the sales and gross profit shortfall. Operating expenses for the three months ended June 28, 1996 were $1.0 million less than the corresponding period in the prior year. For the nine months ended June 28, 1996 the Company earned an operating profit of $17.7 million, compared to $25.6 million in the prior year.

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

   In addition, during the three months ended March 29, 1996, the Company recorded severance and other costs totaling $0.7 million related to the closing of one of its manufacturing locations. During the three months ended June 28, 1996, the Company incurred additional costs totaling $60,000 related to closing this facility and estimates an additional $340,000 will be incurred over the remaining three months of the fiscal year. Amortization of intangible assets was $0.5 million greater in the current nine month period as a result of acquisitions consummated in 1995. The Company's operating profit for the three months and nine months ended June 28, 1996 has been generated primarily in foreign jurisdictions due to higher overall rates of sales growth in those jurisdictions and the special charges incurred in the Company's North American operations.

   Interest expense of $2.9 million and $7.9 million for the three months and nine months ended June 28, 1996, respectively, was $0.5 million and $2.4 million, respectively, higher than the prior year. Higher debt levels associated with 1995 acquisitions and higher levels of inventories contributed to the increase.

   The Company earned net income of $4.2 million in the three months ended June 28, 1996 compared to $8.2 million in the corresponding period of the preceding year. On a per share basis, the earnings amount to $0.52 compared to $1.02 in the preceding year. For the nine months ended June 28, 1996, the Company earned net income of $5.5 million, or $0.68 per share, compared to $12.8 million, or $1.58 per share, in the prior year. The Company's effective tax rate increased as the special charges reduced earnings in countries with lower statutory tax rates.

   Financial Condition

   Accounts receivable increased from $61.5 million at September 29, 1995 to $97.0 million at June 28, 1996, $3.3 million lower than the June 30, 1995 level. The decrease resulted from the change in the foreign currencies' value relative to the U.S. dollar.

   Inventory levels at June 28, 1996 were $20.8 million higher than the level at September 29, 1995, reflecting the seasonal buildup of products for the Company's peak selling season in the second and third quarters. The increase in inventory in the nine months ended June 30, 1995 was $23.9 million. Inventory levels at June 28, 1996 were $24.7 million higher than the level at June 30, 1995, reflecting slower than expected sales growth in most of the Company's businesses and in all geographic areas.
   Inventory turns have declined compared to the prior year.

   Debt levels at June 28, 1996 exceed the September 29, 1995 levels by $51.9 million due to the growth in inventories discussed above. The Company's debt is balanced between long-term, fixed rate obligations and short-term, floating rate facilities. Cash flows from operations and borrowings under existing credit facilities are sufficient to meet the Company's seasonal working capital and capital expenditure requirements.


   Item 5.   Other Information

             On June  24, 1996, the Company announced the resignation of John
             D. Crabb as President and Chief Executive Officer and as a Director of the Company.

             The Company also announced that Samuel C. Johnson, Chairman of the Board of JWA, had formed an Office of the Chairman.
             Joining Mr. Johnson in the Office of the Chairman are Helen P. Johnson-Leipold, Executive Vice President - North American Businesses and a member of the Board of Directors; Philippe Blime, Vice President of the Company and President of JWA Europe; Michael E. Klockenga, Vice President Operations; and Carl G. Schmidt, Senior Vice President and Chief Financial Officer. The Office of the Chairman has assumed the responsibilities formerly held by the Chief Executive Officer. A committee of the Board of Directors, chaired by Thomas F. Pyle, Jr., who is Chairman, President and Chief Executive Officer of Rayovac Corporation, is conducting an extensive search to identify a new President and Chief Executive Officer.

   Item 6.   Exhibits and Reports on Form 8-K


             (a) Exhibit 27:Financial Data Schedule

             (b) There were no reports on Form 8-K filed for the three
                 months ended June 28, 1996.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JOHNSON WORLDWIDE ASSOCIATES, INC.


   Date:  August 12, 1996


                            /s/ Carl G. Schmidt
                            Carl G. Schmidt
                            Senior Vice President and Chief Financial
                            Officer, Secretary and Treasurer (Principal
                            Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit            Description

           27.              Financial Data Schedule