Form 10-K
period 1996-09-27
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1996-12-26
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 27, 1996

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K, or any amendment to this Form 10-K.   [   ]

        As of November 15, 1996, 6,901,885 shares of Class A and 1,228,053 shares of Class B common stock of the Registrant were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant was approximately $50,902,000 on November 15, 1996.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                          Part and Item Number of Form 10-K
                 Document                      into which Incorporated

   1.   Johnson Worldwide Associates,      Part I, Items 1 and 2, and Part
        Inc. 1996 Annual Report            II, Items 5, 6, 7 and 8

   2. Johnson Worldwide Associates, Inc. Part III, Items 10, 11, 12 and 13 Notice of Annual Meeting of
        Shareholders and Proxy Statement
        for the Annual Meeting of
        Shareholders on January 22, 1997

   PART I

   ITEM 1.  BUSINESS

   Johnson Worldwide Associates, Inc. and its subsidiaries (the "Company") are engaged in the manufacture and marketing of recreation products.
   Until the third quarter of fiscal 1994, the Company also manufactured and marketed marking systems products. In July 1993, the Company announced its intention to sell its marking systems businesses and, in accordance with this decision, the marking systems businesses are presented as a discontinued operation in the Company's Consolidated Financial Statements. Additional information regarding the marking systems businesses is set forth at Note 3 to the Consolidated Financial Statements on page 26 in the Company's 1996 Annual Report, which is incorporated herein by reference. Financial information for the foreign and domestic operations of the Company's recreation products businesses is set forth at Note 13 to the Consolidated Financial Statements on page 30 in the Company's 1996 Annual Report, which is incorporated herein by reference.

   The Company's primary focus is on marketing and product innovation and design to maintain its strong brand names and consumer recognition. Research and development activities for each of the Company's principal businesses emphasize new products and innovations to differentiate the Company's products from those of its competitors.

   The Company is controlled by Samuel C. Johnson, members of his family and related entities.

   Fishing and Marine Products

   The Company's fishing products include Minn Kota electric fishing motors and accessories, Mitchell reels and rods, Johnson reels, Beetle Spin soft body lures, Johnson spoons and Deckhand electric boat anchor systems. In 1995, the Company acquired the SpiderWire product line, giving it a leading brand in the "superline" segment of the fishing line market. In 1995, the Company also acquired the Neptune product line of electric motors and power accessories, which expands its range of such products.

   The overall fishing and marine markets in which the Company competes have grown moderately in recent years. The Company believes it has been able to maintain its share of most markets primarily as a result of the Company's emphasis on marketing and product innovation. The Company controls a majority of the electric fishing motor market. Research and development emphasize new products and innovations to provide demonstrable product differentiation and expanded product lines. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines and in-store displays. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

                             Electric Fishing Motors

   The Company manufactures, under its Minn Kota and Neptune names, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company's Minn Kota and Neptune motors and related accessories are sold in the United States, Canada, Europe and the Pacific Basin through large retail store chains such as Wal Mart and K-Mart, catalogs, such as Bass Pro Shops and Cabelas, sporting goods specialty stores and marine dealers.

                                  Fishing Line

   The Company purchases, through a third-party manufacturer, its SpiderWire and SpiderWire Fusion products, which have performance characteristics superior to those of monofilament fishing line. SpiderWire competes in the "superline" segment of the fishing line category, while the recently introduced SpiderWire Fusion is positioned just above the high end of the monofilament market. These products are sold through large retail store chains, catalogs and specialty stores.

                                 Rods and Reels

   The Company markets Johnson fishing reels, which are primarily closed-face reels, as well as Mitchell reels, which are primarily open-faced spinning and bait casting reels. Reels are sold individually and in rod and reel combinations, primarily through large retail store chains, catalogs and specialty fishing shops in the United States, Canada, Europe and the Pacific Basin. The Company's closed-face reels compete in a segment of the U.S. fishing reel market which is dominated by larger manufacturers. Marketing support for the Company's reels is focused on building brand names, emphasizing product features and innovations and on developing specific segments of the reel market through advertising in national outdoor magazines and through trade and consumer support at retail. The Company's rods and reels are primarily produced by off-shore manufacturing sources.

                                  Lure Products

   The Company's artificial lure products consist of Beetle Spin soft body lures and Johnson spoons. These products are sold primarily through large retail store chains.

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

   The Company's line of Airguide marine, weather and automotive instruments is distributed primarily in the United States through large retail store chains and original equipment manufacturers.

   Camping Products

   The Company's camping products include Eureka! and Camp Trails tents and backpacks, Old Town canoes and kayaks, Carlisle paddles, Silva field compasses, and Jack Wolfskin tents, backpacks and outdoor clothing.

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

   Camp Trails backpacks consist primarily of internal and external frame backpacks for hiking and mountaineering. The Company's line of Camp Trails backpacks also includes soft back bags, day packs and travel packs. Jack Wolfskin, a German marketer of camping tents, backpacks and outdoor clothing, distributes its products primarily through camping and backpacking specialty stores in Germany with additional distribution in other European countries and the United States and, under license, in Japan. Certain of these stores sell Jack Wolfskin products exclusively.

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

   Diving Products

   The Company believes that it is one of the world's largest manufacturers and distributors of underwater diving products which it sells under the Scubapro and SnorkelPro names. The Company markets a full line of underwater diving and snorkeling equipment including regulators, stabilizing jackets, tanks, depth gauges, masks, fins, snorkels, diving electronics and other accessories. Scubapro products are marketed to the high quality, premium priced segment of the market. The Company maintains a marketing policy of limited distribution and sells primarily through independent specialty diving shops worldwide. These diving shops generally provide a wide range of services to divers, including instruction and repair service. Scubapro products are marketed primarily in Europe, the United States, Canada and the Pacific Basin.

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

   The Company maintains manufacturing and assembly facilities in the United States, Mexico and Italy. The Company procures a number of its rubber and plastic products and components from offshore sources.

   Sales by Category

   The following table depicts net sales of continuing operations by major product category:


                                           Year Ended
                     Sept. 27,         Sept. 29,         Sept. 30,
                        1996      %       1995      %      1994      %
                                           (thousands)
   Fishing and
    Marine            $170,986    50%  $176,665     51%  $129,930    46%
   Camping              96,387    28     96,095     28     87,529    31
   Diving               77,000    22     74,430     21     66,884    23
                       -------   ---    -------    ---    -------   ---
                      $344,373   100%  $347,190    100%  $284,343   100%
                       =======   ===    =======    ===    =======   ===

   Sales to Wal Mart Stores, Inc. and its affiliated entities totaled $34,902,000 in 1995. No customer accounted for 10% or more of sales in 1996 or 1994.

   International Operations

   See Note 13 to the Consolidated Financial Statements on page 30 of the Company's 1996 Annual Report, which is incorporated herein by reference, for financial information comparing the Company's domestic and international operations.

   Research and Development

   The Company commits significant resources to research and new product development. The Company expenses research and development costs as incurred. The amounts expended by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Consolidated Statements of Operations on page 21 of the Company's 1996 Annual Report, which is incorporated herein by reference.

   Competition

   The markets for most of the Company's products are quite competitive. The Company believes its products compete favorably on the basis of product innovation, product performance and strong marketing support, and to a lesser extent, price.

   Employees

   At September 27, 1996, the Company had approximately 1,333 employees working in its businesses. The Company considers its employee relations to be excellent.

   Backlog

   The Company's businesses do not receive significant orders in advance of expected shipment dates.

   Patents, Trademarks and Proprietary Rights

   The Company owns no single patent which is material to its business as a whole. However, the Company holds several patents, principally for diving products and roto-molded canoes and has filed several applications for patents. The Company also has numerous trademarks and trade names which the Company considers important to its business.

   Sources and Availability of Materials

   The Company's products use materials that are generally in adequate supply. In 1995, however, the Company experienced shortages in the supply of magnets, which are key components used in its electric motors. The shortage of magnets hindered the Company's ability to meet customer demand for its electric motor products for several months in 1995.

   Seasonality

   The Company's business is seasonal. The following table shows total net sales and operating profit of the Company's continuing operations for each quarter, as a percentage of the total year. Inventory writedowns of $11 million in 1996 and $5.4 million in 1994 are included as components of the fourth quarter operating losses. Nonrecurring charges totaling $6.8 million impacted operating results in the second, third and fourth quarters of 1996.

                                         Year Ended
                  Sept. 27, 1996       Sept. 29, 1995       Sept. 30, 1994
                  Net     Operating    Net    Operating    Net     Operating
 Quarter Ended   Sales   Profit(Loss) Sales  Profit(Loss)  Sales  Profit(Loss)

 December          16%     (26)%        15%      (8)%       16%     (8)%
 March             32      169          31       50         30      61
 June              32      141          34       66         33      78
 September         20     (184)         20       (8)        21     (31)
                  ---     ----         ---      ---        ---     ---
                  100%     100%        100%     100%       100%    100%
                  ===      ===         ===      ===        ===     ===

   Executive Officers of the Registrant

   The following list sets forth certain information, as of November 15, 1996, regarding the executive officers of the Company.

   Ronald C. Whitaker, age 49, became President and Chief Executive Officer of the Company in October 1996. From December 1995 to October 1996,
   Mr. Whitaker was President and Chief Executive Officer of EWI, Inc., a supplier to the automotive industry. From 1992 to September 1995, Mr. Whitaker was Chairman, President and Chief Executive Officer of Colt's Manufacturing Company, Inc., a manufacturer of firearms, and, from 1988 to 1992, was President of Wheelabrator Corporation.

   Philippe Blime, age 55, became a Vice President of the Company and President of JWA Europe in 1993. From 1982 until 1993, Mr. Blime was President and Directeur General of Mitchell Sports, S.A., a subsidiary of the Company since 1990.

   Helen P. Johnson-Leipold, age 39, became Executive Vice President - North American Businesses of the Company in October 1995. From 1992 until October 1995, Ms. Johnson-Leipold was Vice President - Consumer Marketing Services - Worldwide of S.C. Johnson & Son, Inc. ("SCJ"), a manufacturer of household maintenance and industrial products, and, from 1988 to 1992, she was Director of Marketing Services of SCJ.

   Michael E. Klockenga, age 46, became Vice President of Operations of JWA North America in July 1994. From 1991 until July 1994, Mr. Klockenga was a Plant Manager of Sundstrand Corporation ("Sundstrand"), a manufacturer of aerospace and industrial subsystems and components, and, from 1988 to 1991, he was a Manager of Operations of Sundstrand.

   Carl G. Schmidt, age 40, became Senior Vice President of the Company in May 1995 and has been Chief Financial Officer, Secretary and Treasurer of the Company since July 1994. From July 1994 until May 1995, Mr. Schmidt was a Vice President of the Company. From 1988 to July 1994, he was a partner in the firm of KPMG Peat Marwick LLP.

   There are no family relationships between the above executive officers.


   ITEM 2.  PROPERTIES

   The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world.

   The Company's manufacturing processes are primarily assembly operations and the Company prefers to lease rather than own facilities to maintain operational flexibility and control the investment of financial resources in property. See Note 6 to the Consolidated Financial Statements on Page 27 of the Company's 1996 Annual Report, which is incorporated herein by reference, for a discussion of lease obligations.

   The Company believes that its facilities are well maintained and have a capacity adequate to meet the Company's current needs.

        The Company's principal manufacturing locations and distribution centers are:

   Antibes, France             Grayling, Michigan       Old Town, Maine
   Bad Sakingen, Germany       Henan, Sweden            Oslo, Norway
   Barcelona, Spain            Henggart, Switzerland    Racine, Wisconsin
   Basingstoke, Hampshire,     Honolulu, Hawaii         Rancho Dominguez,
    England
   Binghamton, New York        Lorient, France          California
   Bruxelles, Belgium          Mankato, Minnesota       Salzburg-Glasenbach,
   Burlington, Ontario, Canada Marignier, France        Austria
   Eastly, Hamphire, England   Morfelden-Walldorf,      Schoonhoven, Holland
                                Germany
   Genoa, Italy                Nykoping, Sweden         Silverwater,
                                                         Australia
   Tokyo (Kawasaki), Japan

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the last quarter of the year ended September 27, 1996.

                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

   Information with respect to this item is included on pages 27, 29, 30 and 32 and the inside back cover of the Company's 1996 Annual Report, which is incorporated herein by reference.

   There is no public market for the Registrant's Class B Common Stock. However, the Class B Common Stock is convertible at all times at the option of the holder into shares of Class A Common Stock on a share for share basis. As of November 15, 1996, the Company had 791 holders of record of its Class A Common Stock and 71 holders of record of its Class B Common Stock.

   The Company has never paid a dividend on its Common Stock.

   ITEM 6.  SELECTED FINANCIAL DATA

   Information with respect to this item is included on page 32 of the Company's 1996 Annual Report, which is incorporated herein by reference.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information with respect to this item is included on pages 17 to 19 of the Company's 1996 Annual Report, which is incorporated herein by reference.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and supplemental data of the Registrant and its subsidiaries, included on pages 20 through 32 of the Company's 1996 Annual Report, are incorporated herein by reference:

           Consolidated Balance Sheets - September 27, 1996 and
           September 29, 1995

           Consolidated Statements of Operations - Years ended September 27, 1996, September 29, 1995 and September 30, 1994

           Consolidated Statements of Shareholders' Equity - Years ended September 27, 1996, September 29, 1995 and September 30, 1994

           Consolidated Statements of Cash Flows - Years ended September 27, 1996, September 29, 1995 and September 30, 1994

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

           Quarterly Financial Summary

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to this item, except for certain information on the Executive Officers which appears at the end of Part I of this report, is included in the Company's January 22, 1997 Proxy Statement, which is incorporated herein by reference, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

   ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to this item is included in the Company's January 22, 1997 Proxy Statement, which is incorporated herein by reference, under the heading "Executive Compensation," provided, however, that the subsection entitled "Executive Compensation-Compensation Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to this item is included in the Company's January 22, 1997 Proxy Statement, which is incorporated herein by reference, under the heading "Stock Ownership of Management and Others."

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to this item is included in the Company's January 22, 1997 Proxy Statement, which is incorporated herein by reference, under the heading "Certain Transactions."

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as a part of this Form 10-K:

        1. Financial Statements:

           Included in Item 8 of Part II of this Form 10-K are the following Consolidated Financial Statements, related notes thereto, and independent auditors' report which are incorporated herein by reference from the 1996 Annual Report:

               Consolidated Balance Sheets - September 27, 1996 and September 29, 1995

               Consolidated Statements of Operations - Years ended September 27, 1996, September 29, 1995 and September 30, 1994

               Consolidated Statements of Shareholders' Equity - Years ended September 27, 1996, September 29, 1995 and September 30, 1994

               Consolidated Statements of Cash Flows - Years ended September 27, 1996, September 29, 1995 and September 30, 1994

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

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

        3. Exhxibits

           See Exhibit Index.

   (b)  Reports on Form 8-K:

        None.



                          INDEPENDENT AUDITORS' REPORT




   Shareholders and Board of Directors
   Johnson Worldwide Associates, Inc.:

   Under date of November 8, 1996, we reported on the consolidated balance sheets of Johnson Worldwide Associates, Inc. and subsidiaries as of September 27, 1996 and September 29, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 27, 1996, as contained in the 1996 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                        KPMG Peat Marwick LLP


   Milwaukee, Wisconsin
   November 8, 1996

               Johnson WORLDWIDE ASSOCIATES, Inc. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                   (thousands)

                                                           Additions
                                           Balance at     Charged to                    Balance
                                            Beginning      Costs and                    at End
                                             of Year       Expenses     Deductions(1)   of Year

   Year ended September 27, 1996:
     Allowance for doubtful accounts         $2,610        $ 1,662         $2,037       $ 2,235
     Inventory reserves                       5,118         12,202          3,655        13,665

   Year ended September 29, 1995:
     Allowance for doubtful accounts          2,317          1,567          1,274         2,610
     Inventory reserves                       7,554          1,561          3,997         5,118

   Year ended September 30, 1994:
     Allowance for doubtful accounts          1,606          1,421            710         2,317
     Inventory reserves                       1,751          6,318            515         7,554


   (1)  Includes the impact of foreign currency fluctuations on this balance sheet account.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Mount Pleasant and State of Wisconsin, on the 12th day of December, 1996.


                                           JOHNSON WORLDWIDE ASSOCIATES, INC.
                                           (Registrant)


                                           By   /s/  Ronald C. Whitaker
                                                   Ronald C. Whitaker

   Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons in the capacities indicated on the 12th day of December, 1996.

      /s/  Samuel C. Johnson        Chairman of the Board and Director
        (Samuel C. Johnson)

      /s/  Ronald C. Whitaker      President and Chief Executive Officer
       (Ronald C. Whitaker)                    and Director
                                       (Principal Executive Officer)

     /s/  Donald W. Brinckman                    Director
       (Donald W. Brinckman)

      /s/  Raymond F. Farley                     Director
        (Raymond F. Farley)

   /s/  Helen P. Johnson-Leipold        Executive Vice President -
    (Helen P. Johnson-Leipold)                 North American
                                          Businesses and Director

     /s/  Thomas F. Pyle, Jr.                    Director
       (Thomas F. Pyle, Jr.)

       /s/  Carl G. Schmidt      Senior Vice President and Chief Financial
         (Carl G. Schmidt)           Officer, Secretary and Treasurer
                               (Principal Financial and Accounting Officer)

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                  EXHIBIT INDEX

   Exhibits                         Title                            Page No.

   3.1       Articles of Incorporation of the Company.  (Filed as
             Exhibit 3.1 to the Company's Form S-1 Registration
             Statement No.  33-16998, and incorporated herein by
             reference.)                                                  *

   3.2       Amendments to Bylaws of the Company, dated June 24,
             1996.                                                        --

   3.3       Bylaws of the Company as amended through June 24,
             1996.                                                        --

   4.1       Note Agreement dated May 1, 1991.  (Filed as Exhibit 4
             to the Company's Form 10-Q for the quarter ended
             June 28, 1991 and incorporated herein by reference).         *

   4.2       Letter Amendment No.  1 dated September 30, 1993 to
             Note Agreement dated May 1, 1991.  (Filed as
             Exhibit 4.5 to the Company's Form 10-K for the year
             ended October 1, 1993 and incorporated herein by
             reference).                                                  *

   4.3       Note Agreement dated May 1, 1993.  (Filed as Exhibit 4
             to the Company's Form 10-Q for the quarter ended
             July 2, 1993 and incorporated herein by reference.)          *

   4.4       Letter Amendment dated September 30, 1993 to Note
             Agreement dated May 1, 1993.  (Filed as Exhibit 4.8 to
             the Company's Form 10-K for the year ended October 1,
             1993 and incorporated herein by reference).                  *

   4.5       Note Agreement dated October 1, 1995.  (Filed as
             Exhibit 4.1 to the Company's Form 10-Q for the quarter
             ended December 29, 1995 and incorporated herein by
             reference.)                                                  *

   4.6       Credit Agreement dated November 29, 1995.  (Filed as
             Exhibit 4.2 to the Company's Form 10-Q for the quarter
             ended December 29, 1995 and incorporated herein by
             reference.)                                                  *

   4.7       Amendment No. 1 dated July 1, 1996 to Credit Agreement
             dated November 29, 1995.                                     --

   9.        Johnson Worldwide Associates, Inc. Class B Common
             Stock Voting Trust Agreement, dated December 30, 1993
             (Filed as Exhibit 9 to the Company's Form 10-Q for the
             quarter ended December 31, 1993 and incorporated
             herein by reference.)                                        *

   10.1      Asset Purchase Agreement between Johnson Worldwide
             Associates, Inc. and Safari Land Ltd., Inc. dated as
             of March 31, 1995 (Filed as Exhibit 2 to the Company's
             Form 10-Q for the quarter ended March 31, 1995 and
             incorporated herein by reference.)                           *

   10.2+     Discretionary Bonus Option Plan.  (Filed as
             Exhibit 10-2 to the Company's Form S-1 Registration
             Statement No.  33-16998, and incorporated herein by
             reference.)                                                  *

   10.3+     Johnson Worldwide Associates, Inc. Amended and
             Restated 1986 Stock Option Plan.  (Filed as Exhibit 10
             to the Company's Form 10-Q for the quarter ended
             July 2, 1993 and incorporated herein by reference.)          *

   10.4      Registration Rights Agreement regarding Johnson
             Worldwide Associates, Inc. Common Stock issued to the
             Johnson family prior to the acquisition of Johnson
             Diversified, Inc. (Filed as Exhibit 10.6 to the
             Company's Form S-1 Registration Statement No.
             33-16998, and incorporated herein by reference.)             *

   10.5      Registration Rights Agreement regarding Johnson
             Worldwide Associate, Inc. Class A Common Stock held by
             Mr. Samuel C. Johnson.  (Filed as Exhibit 28 to the
             Company's Form 10-Q for the quarter ended March 29,
             1991 and incorporated herein by reference.)                  *

   10.6+     Form of Restricted Stock Agreement.  (Filed as Exhibit
             10.8 to the Company's Form S-1 Registration Statement
             No. 33-23299, and incorporated herein by reference.)         *

   10.7+     Form of Supplemental Retirement Agreement of Johnson
             Diversified, Inc. (Filed as Exhibit 10.9 to the
             Company's Form S-1 Registration Statement No.
             33-16998, and incorporated herein by reference.)             *

   10.8+     Johnson Worldwide Associates Retirement and Savings
             Plan.  (Filed as Exhibit 10.9 to the Company's
             Form 10-K for the year ended September 29, 1989 and
             incorporated herein by reference.)                           *

   10.9+     Form of Agreement of Indemnity and Exoneration with
             Directors and Officers.  (Filed as Exhibit 10.11 to
             the Company's Form S-1 Registration Statement No.
             33-16998, and incorporated herein by reference.)             *

   10.10     Consulting and administrative agreements with
             S. C. Johnson & Son, Inc. (Filed as Exhibit 10.12 to
             the Company's Form S-1 Registration Statement No.
             33-16998, and incorporated herein by reference.)             *

   10.11+    Johnson Worldwide Associates, Inc. Stock Option Plan
             for Non-Employee Directors.  (Filed as Exhibit 4.2 to
             the Company's Form S-8 Registration Statement No.
             33-19805 and incorporated herein by reference.)              *

   10.12+    Johnson Worldwide Associates, Inc. 1994 Long-Term
             Stock Incentive Plan (Filed as Exhibit 4 to the
             Company's S-8 Registration Statement No.  33-52073 and
             incorporated herein by reference.)                           *

   10.13+    Separation agreement, dated July 18, 1996, between the
             Company and John D. Crabb.                                   --

   11. Statement regarding computation of per share earnings. (Incorporated by reference to Note 14 to the
             Consolidated Financial Statements on page 30 of the
             Company's 1996 Annual Report.)                               *

   13.       Portions of the Johnson Worldwide Associates, Inc.
             1996 Annual Report that are incorporated herein by
             reference.                                                   --

   21.       Subsidiaries of the Company as of September 27, 1996.        --

   23.       Consent of KPMG Peat Marwick LLP.                            --

   27.       Financial Data Schedule                                      --

   99.       Definitive Proxy Statement for the 1996 Annual Meeting
             of Shareholders (Previously filed via the EDGAR system
             and incorporated herein by reference).  Except to the
             extent incorporated herein by reference, the Proxy
             Statement for the 1996 Annual Meeting of Shareholders
             shall not be deemed to be filed with the Securities
             and Exchange Commission as part of this Annual Report
             on Form 10-K.                                                *

   ___________

   *  Incorporated herein by reference.

   +  A management contract or compensatory plan or arrangement.