Form 10-K/A
period 1996-09-27
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1997-01-03
CIK 788329

UNITED STATES
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

           The undersigned Registrant hereby amends Exhibit 13 to its Annual Report on Form 10-K for the fiscal year ended September 27, 1996 to provide in its entirety as filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Mount Pleasant and State of Wisconsin, on the 2nd day of January, 1997.


                                           JOHNSON WORLDWIDE ASSOCIATES, INC.
                                           (Registrant)


                                            /s/  Carl G. Schmidt
                                                 (Carl G. Schmidt)
                                                 Senior Vice President and
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

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

   3.2       Amendments to Bylaws of the Company, dated June 24,
             1996.                                                        #

   3.3       Bylaws of the Company as amended through June 24,
             1996.                                                        #

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

   4.7       Amendment No. 1 dated July 1, 1996 to Credit Agreement
             dated November 29, 1995.                                     #

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

   10.13+    Separation agreement, dated July 18, 1996, between the
             Company and John D. Crabb.                                   #

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

   21.       Subsidiaries of the Company as of September 27, 1996.        #

   23.       Consent of KPMG Peat Marwick LLP.                            #

   27.       Financial Data Schedule                                      #

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

   #  Previously filed with this Annual Report on Form 10-K.