Form 10-Q
period 1996-12-27
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1997-02-10
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1996

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

   As of January 31, 1997, 6,901,785 shares of Class A and 1,228,053 shares of Class B common stock of the Registrant were outstanding.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                               Index                               Page No.


    PART I    FINANCIAL INFORMATION

              Item 1.  Financial Statements
                       Consolidated Statements of Operations -
                       Three Months Ended December 27, 1996
                       and December 29, 1995                           3
                       Consolidated Balance Sheets -
                       December 27, 1996, September 27, 1996
                       and December 29, 1995                           4
                       Consolidated Statements of Cash Flows -
                       Three Months Ended December 27, 1996
                       and December 29, 1995                           6
                       Notes to Consolidated Financial
                       Statements                                      7

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                      9


    PART II   OTHER INFORMATION


              Item 6.  Exhibits and Reports on Form 8-K               12

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended
   (thousands, except per share data)       December 27       December 29
                                                1996              1995

   Net sales                                 $51,817            $56,405
   Cost of sales                              33,688             35,084
                                             -------            -------
   Gross profit                               18,129             21,321
                                             -------            -------
   Operating expenses:
     Marketing and selling                    14,280             15,545
     Financial and administrative              5,653              6,057
       management
     Research and development                  1,277              1,713
     Profit sharing                              103                 43
     Amortization of acquisition costs           603                681
                                             -------            -------
   Total operating expenses                   21,916             24,039
                                             -------            -------
   Operating loss                             (3,787)            (2,718)

   Interest income                              (121)              (167)
   Interest expense                            2,083              2,130
   Other (income) expenses, net                   65                (50)
                                             -------            -------
   Loss before income taxes                   (5,814)            (4,631)
   Income tax benefit                         (1,948)            (1,838)
                                             -------            -------
   Net loss                                  $(3,866)           $(2,793)
                                             =======            =======
   Loss per common share                      $( .48)            $( .34)
                                             =======            =======

   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



   (thousands, except share data)  December 27 September 27 December 29
                                          1996         1996        1995
   ASSETS
   Current assets:
     Cash and temporary
       cash investments                 $9,278      $12,697      $6,578
     Accounts receivable, less
       allowance for doubtful
       accounts of $2,284, $2,235,
       and $2,707, respectively         58,057       55,847      63,632
     Inventories                       110,350      101,903     123,507
     Deferred income taxes              14,428       13,561       7,458
     Other current assets                8,119       10,336      11,443
                                       -------      -------     -------
   Total current assets                200,232      194,344     212,618
   Property, plant and equipment        30,356       30,154      34,039
   Intangible assets                    53,436       54,422      58,309
   Other assets                          1,630        1,848         935
                                       -------      -------     -------
   Total assets                       $285,654     $280,768    $305,901
                                       =======      =======     =======

    LIABILITIES AND
      SHAREHOLDERS' EQUITY
    Current liabilities:
      Short-term debt and current
        maturities of long-term debt   $63,323      $43,118     $55,399
      Accounts payable                  10,945       11,086      19,353
      Accrued liabilities:
        Salaries and wages               4,942        6,260       5,195
        Income taxes                       352        4,283        (476)
        Other                           19,508       23,659      14,283
                                       -------      -------     -------
    Total current liabilities           99,070       88,406      93,754
    Long-term debt, less current
      maturities                        61,472       61,501      68,994
    Other liabilities                    4,414        4,437       4,324
                                       -------      -------     -------
    Total liabilities                  164,956      154,344     167,072
                                       -------      -------     -------
    Shareholders' equity:
      Preferred stock:  none issued         -            -           -
      Common stock:
        Class A shares issued:
         December 27, 1996, 6,901,885;
         September 27, 1996, 6,901,801;
         December 29, 1995, 6,896,959      345          345         345
        Class B shares issued
         (convertible into Class A):
         December 27, 1996, 1,228,053;
         September 27, 1996, 1,228,137;
         December 29, 1995, 1,228,537       61           61          61
      Capital in excess of par value    44,087       44,084      43,968
      Retained earnings                 74,065       77,940      86,387
      Contingent compensation              (94)        (121)       (224)
      Cumulative translation
        adjustment                       2,500        4,115       8,294
      Treasury stock:
        December 27, 1996, 23,400 Class
         A shares;
        December 29, 1995, 100 Class A
         shares                           (266)          -           (2)
                                       -------      -------     -------
    Total shareholders' equity         120,698      126,424     138,829
                                       -------      -------     -------
    Total liabilities and
      shareholders' equity            $285,654     $280,768    $305,901
                                       =======      =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  Three Months Ended
                                             December 27     December 29
   (thousands)                                      1996            1995
   CASH USED FOR OPERATIONS
   Net loss                                      $(3,866)        $(2,793)
   Noncash items:
     Depreciation and amortization                 2,810           2,723
     Deferred income taxes                          (642)            191
   Change in:
     Accounts receivable, net                     (2,770)         (2,352)
     Inventories                                  (9,256)        (25,335)
     Accounts payable and accrued liabilities     (8,987)         (6,638)
     Other, net                                    1,876          (2,103)
                                                 -------         -------
                                                 (20,835)        (36,307)
                                                 -------         -------
   CASH USED FOR INVESTING ACTIVITIES

   Net additions to property, plant and           (2,521)         (2,937)
     equipment

   CASH PROVIDED BY FINANCING ACTIVITIES
   Issuance of senior notes                           -           45,000
   Repayment of revolving credit facilities           -          (13,412)
   Net change in short-term debt                  20,337           5,299
   Common stock transactions                        (272)             (2)
                                                 -------         -------
                                                  20,065          36,885
   Effect of foreign currency fluctuations on
     cash                                           (128)             (7)
                                                 -------         -------
   Decrease in cash and temporary cash
     investments                                  (3,419)         (2,366)

   CASH AND TEMPORARY CASH INVESTMENTS
   Beginning of period                            12,697           8,944
                                                 -------         -------
   End of period                                  $9,278          $6,578
                                                 =======         =======


   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1  Basis of Presentation

      The consolidated financial statements included herein are unaudited.
      In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of December 27, 1996 and the results of operations and cash flows for the three months ended December 27, 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report.

      Because of seasonal and other factors, the results of operations for the three months ended December 27, 1996 are not necessarily indicative of the results to be expected for the full year.

   2  Income Taxes

      The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3  Inventories

      Inventories at the end of the respective periods consist of the following:


                            December 27   September 27    December 29
      (thousands)                  1996           1996           1995
      Raw materials             $41,120        $30,102        $36,282
      Work in process             6,217          6,167          6,896
      Finished goods             76,936         79,299         85,651
                                -------        -------        -------
                                124,273        115,568        128,829
      Less:  reserves            13,923         13,665          5,322
                                -------        -------        -------
                               $110,350       $101,903       $123,507
                                =======        =======        =======

   4  Shareholders' Equity

      In October 1996, the Company granted options to purchase 75,000 shares of Class A common stock at $13.125 per share. In December 1996, the Company granted options to purchase 156,000 shares of Class A common stock at $11.50 per share and 10,000 shares of Class A common stock at $13.125 per share. In January 1997, the Company granted 5,500 shares of restricted Class A common stock.

   5  Earnings Per Share

      Earnings per share of common stock are computed on the basis of a weighted average number of common shares outstanding. Common stock equivalents are not significant in any period presented.

      (thousands)                                      Three Months Ended
                                           December 27         December 29
                                                  1996                1995
      Weighted average common shares             8,120               8,116
                                               =======             =======


   6  Sale of Plastimo Business

      In 1996, the Board of Directors approved a plan to divest the Company's Plastimo business, which manufactured navigation and safety equipment and distributed these products and other products to the marine industry, primarily in Europe. The Company estimated that the sale of this business would result in a loss of approximately $2,000,000. Accordingly, this loss was recognized in 1996 operating results. The Company completed the divestiture in January 1997. Net sales and operating losses of the Plastimo business for the three months ended December 27, 1996 were $4.7 million and $1.1 million, respectively.
      Net assets of this business totaled $15.5 million at December 27, 1996.

   7  Acquisition of Uwatec AG

      In January 1997, the Company announced it has entered into an arrangement to acquire the common stock of Uwatec AG, a privately held manufacturer and marketer of diving electronic instruments sold under the Aladin and Uwatec trademarks. The acquisition is subject to finalization of a definitive agreement and satisfaction of certain preclosing conditions.

   8  Reclassification

      Certain amounts as previously reported have been reclassified to conform with the current period presentation.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

   The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months ended December 27, 1996 and December 29, 1995. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1996 Annual Report.

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

   Results of Operations

   Net sales for the three months ended December 27, 1996 totaled $51.8 million, a decrease of approximately 8% from net sales of $56.4 million for the three months ended December 29, 1995. Net sales of the Company's North American units for the three months ended December 27, 1996 decreased $3.1 million, or 11%, over the corresponding period in the prior year. Higher inventory levels at retail, along with continued softness in the outdoor products business, contributed to the decline. Net sales of the Company's European units decreased $1.4 million, or 6%, compared to the corresponding period of the preceding year. Increases in sales in the European outdoor products and marine businesses were more than offset by sales declines in the diving and fishing businesses.

   Relative to the U.S. dollar, the average values of most currencies of the European countries in which the Company has operations were lower for the three months ended December 27, 1996 as compared to the preceding year. Excluding the impact of foreign currencies, net sales decreased 6% for the three months ended December 27, 1996.

   Gross profit as a percentage of sales decreased to 35.0% for the three months ended December 27, 1996 compared to 37.8% over the corresponding period in the prior year. Most business units and all geographical areas experienced a decline. Underabsorption of overhead expenses due to lower sales volume and sales of excess inventory at lower than normal margins contributed to the decline.

   The Company incurred an operating loss of $3.8 million for the three months ended December 27, 1996, compared to an operating loss of $2.7 million for the corresponding period of the prior year. The decreases in sales and gross profit were partially offset by a $2.1 million decrease in operating expenses. The decrease in operating expenses is attributable to the decline in sales and also to management's efforts to control such expenses.

   Interest expense of $2.1 million for the three months ended December 27, 1996 remained level with the prior year.

   The Company incurred a net loss of $3.9 million in the three months ended December 27, 1996 compared to a loss of $2.8 million in the corresponding period of the preceding year. On a per share basis, the loss amounts to $0.48 compared to $0.34 in the preceding year.

   Financial Condition

   The following discusses changes in the Company's liquidity and capital resources.

                                   Operations

   Cash flows used for operations totaled $20.8 million for the three months ended December 27, 1996 and $36.3 million for the corresponding period of the prior year. Growth in inventories of $9.3 million for the three months ended December 27, 1996 and $25.3 million for the corresponding period of the prior year account for a significant amount of the net usage of funds. Accelerated delivery schedules for certain new products, inventories of acquired product lines, and level loading of production at certain of the Company's manufacturing operations contributed to the increase in 1995. Inventory turns decreased for the three months ended December 27, 1996 compared to the corresponding period of the prior year.

   Accounts receivable increased $2.8 million for the three months ended December 27, 1996 and $2.4 million for the corresponding period of the prior year. Early season buying programs account for the increase in accounts receivable in 1996 and 1995.

   Accounts payable and accrued liabilities decreased $9.0 million for the three months ended December 27, 1996 and $6.6 million for the corresponding period of the prior year, increasing the net outflow of cash from operations. Reduced inventory procurement accounts for a significant amount of the change between years.

   Depreciation and amortization charges were $2.8 million for the three months ended December 27, 1996 and $2.7 million for the corresponding period of the prior year, mitigating the net outflow of operating funds.

                              Investing Activities

   Expenditures for property, plant and equipment were $2.5 million for the three months ended December 27, 1996 and $2.9 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 1997, capitalized expenditures are anticipated to total approximately $10.0 million. These expenditures are expected to be funded by working capital or existing bank lines of credit.

                              Financing Activities

   Cash flows from financing activities totaled $20.1 million for the three months ended December 27, 1996 and $36.9 million for the corresponding period of the prior year. In October 1995, the Company consummated private placements of long-term debt totaling $45 million. Payments on long-term debt required to be made in 1997 total $7.5 million. Net proceeds totaling approximately $16 million from the sale of the Company's Plastimo business are expected to be used to reduce indebtedness in 1997.

   Other Factors

   The Company has not been significantly impacted by inflationary pressures over the last several years. However, from time to time the Company faces changes in the prices of commodities. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate. The Company anticipates that rising costs of basic raw materials may impact 1997 operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                           PART II  OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K

           (a) The following documents are filed as part of this Form
               10-Q

               Exhibit 4.1 Second Amendment dated October 31, 1996 to Note Agreements dated May 1, 1991

               Exhibit 4.2 Second Amendment dated October 31, 1996 to Note Agreements dated May 1, 1993

               Exhibit 4.3 First Amendment dated October 31, 1996 to Note Agreement dated October 1, 1995

               Exhibit 27:   Financial Data Schedule

           (b) There were no reports on Form 8-K filed for the three months ended December 27, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  JOHNSON WORLDWIDE ASSOCIATES, INC.
    Date:  February 10, 1997
                                  /s/ Carl G. Schmidt
                                  Carl G. Schmidt
                                  Senior Vice President and Chief Financial
                                  Officer, Secretary and Treasurer
                                  (Principal Financial and Accounting
                                  Officer)

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                            Page
      Exhibit   Description                                Number

        4.1     Second Amendment dated October  31, 1996
                to Note Agreements dated May 1, 1991

        4.2     Second Amendment dated October  31, 1996
                to Note Agreements dated May 1, 1993

        4.3     First Amendment dated  October 31,  1996
                to  Note  Agreements  dated  October  1,
                1995

        27.     Financial Data Schedule