Form 10-Q
period 1997-03-28
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1997-05-12
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1997

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

   As of May 1, 1997, 6,877,985 shares of Class A and 1,228,053 shares of Class B common stock of the Registrant were outstanding.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                 Index                                  Page
                                                                         No.

    PART I    FINANCIAL INFORMATION

              Item 1.   Financial Statements
                        Consolidated Statements of Operations -
                        Three Months and Six Months Ended March 28,
                        1997 and March 29, 1996                           3
                        Consolidated Balance Sheets -
                        March 28, 1997, September 27, 1996
                        and March 29, 1996                                4
                        Consolidated Statements of Cash Flows -
                        Six Months Ended March 28, 1997 and March
                        29, 1996                                          6
                        Notes to Consolidated Financial Statements        7

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                        9


    PART II   OTHER INFORMATION

              Item 4.   Submission of Matters to a Vote of Security
                        Holders                                          12

              Item 6.   Exhibits and Reports on Form 8-K                 12

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended               Six Months Ended

                                           March 28       March 29        March 28       March 29
    (thousands, except per                     1997           1996            1997           1996
     share data)
    Net sales                               $96,111       $111,229        $147,928       $167,634

    Cost of sales                            58,978         66,897          92,666        101,981
                                           --------       --------        --------       --------
    Gross profit                             37,133         44,332          55,262         65,653
                                           --------       --------        --------       --------
    Operating expenses:

    Marketing and selling                    19,023         22,564          33,303         38,109

    Financial and administrative
    management                                5,891          6,622          11,544         12,679

    Research and development                  1,224          1,576           2,501          3,289

    Profit sharing                              741            404             844            447

    Nonrecurring charges                          -          2,400               -          2,400

    Amortization of acquisition costs           563            624           1,166          1,305

    Total operating expenses                 27,442         34,190          49,358         58,229
                                            -------        -------          ------         ------
    Operating profit                          9,691         10,142           5,904          7,424

    Interest income                            (98)          (148)           (219)          (315)

    Interest expense                          2,344          2,862           4,427          4,992

    Other (income) expenses, net              (105)             26            (40)           (24)
                                            -------        -------          ------        -------
    Income before income taxes                7,550          7,402           1,736          2,771

    Income tax expense                        3,222          3,312           1,274          1,474
                                            -------        -------          ------       --------
    Net income                               $4,328         $4,090           $ 462         $1,297
                                            =======        =======          ======       ========
    Earnings per common share                 $0.53          $0.50           $0.06          $0.16
                                            =======        =======          ======       ========

    The accompanying notes are an integral part of the consolidated financial statements.



                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

   (thousands, except share data)     March 28    September 27      March 29
                                        1997          1996            1996
   ASSETS
   Current assets:

   Cash and temporary cash
     investments                     $5,362       $12,697          $3,629

   Accounts receivable, less
     allowance for doubtful
     accounts of $2,003, $2,235,
     and $2,874, respectively        83,254        55,847         112,653

   Inventories                       92,606       101,903         126,623

   Deferred income taxes             14,261        13,561           7,174

   Other current assets               7,570        10,336           9,722
                                  ---------     ---------       ---------
   Total current assets             203,053       194,344         259,801

   Property, plant and equipment     28,774        30,154          33,122

   Intangible assets                 48,482        54,422          56,146

   Other assets                       2,086         1,848             945
                                  ---------     ---------       ---------
   Total assets                    $282,395      $280,768        $350,014
                                  =========     =========       =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:

   Short-term debt and current
     maturities of long-term debt   $58,160       $43,118         $89,326

   Accounts payable                  12,987        11,086          19,360

   Accrued liabilities:

   Salaries and wages                 4,484         6,260           5,788

   Income taxes                       3,585         4,283           2,138

   Other                             20,583        23,659          19,890
                                  ---------     ---------       ---------
   Total current liabilities         99,799        88,406         136,502

   Long-term debt, less current
     maturities                      61,323        61,501          68,936

   Other liabilities                  3,765         4,437           4,232
                                  ---------     ---------       ---------
   Total liabilities                164,887       154,344         209,670
                                  ---------     ---------       ---------

   Shareholders' equity:

     Preferred stock: none issued        --            --              --

     Common stock:

   Class A shares issued:

   March 28, 1997, 6,905,385;
   September 27, 1996, 6,901,801;
   March 29, 1996, 6,896,959            346           345             345

   Class B shares issued (convertible
     into Class A):
   March 28, 1997, 1,228,053;
   September 27, 1996, 1,228,137;
   March 29, 1996, 1,228,537             61            61              61

     Capital in excess of par
       value                         44,172        44,084          43,968

     Retained earnings               78,307        77,940          90,784

     Contingent compensation           (131)         (121)           (236)

     Cumulative translation
       adjustment                    (4,846)        4,115           5,713

     Treasury stock:
   March 28, 1997, 27,400 Class
     A shares; March 29, 1996,
     12,933 Class A shares             (401)           --            (291)
                                  ---------     ---------       ---------
   Total shareholders' equity       117,508       126,424         140,344
                                  ---------     ---------       ---------
   Total liabilities and
     shareholders' equity          $282,395      $280,768        $350,014
                                  =========     =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Six Months Ended

   (thousands)                                   March 28        March 29
                                                     1997            1996
   CASH USED FOR OPERATIONS

     Net income                                      $462          $1,297

     Noncash items:

   Depreciation and amortization                    5,397           5,420

   Writedown of property, plant
     and equipment                                     --             630

   Writedown of intangible assets                       -           1,070

   Deferred income taxes                           (1,145)            464

    Change in:

   Accounts receivable, net                       (36,963)        (52,190)

   Inventories                                     (4,549)        (29,364)

   Accounts payable and accrued
     liabilities                                    3,992           2,424

   Other, net                                        (176)         (1,079)
                                                ---------       ---------
                                                  (32,982)        (71,328)
                                                ---------       ---------

   CASH PROVIDED BY (USED FOR)
   INVESTING ACTIVITIES


   Net proceeds from sale of business              13,937               -
   Net additions to property, plant
     and equipment                                 (4,521)         (4,890)
                                                ---------       ---------
                                                    9,416          (4,890)
                                                ---------       ---------

   CASH PROVIDED BY FINANCING ACTIVITIES
   Issuance of senior notes                             -          45,000

   Repayment of revolving credit
     facilities                                         -         (13,412)

   Net change in short-term debt                   17,639          39,521

   Common stock transactions                         (474)            (51)
                                                ---------       ---------
                                                   17,165          71,058
   Effect of foreign currency
     fluctuations on cash                            (934)           (155)
                                                ---------       ---------
   Decrease in cash and temporary
     cash investments                              (7,335)         (5,315)

   CASH AND TEMPORARY CASH INVESTMENTS

    Beginning of period                            12,697           8,944
                                                ---------       ---------
    End of period                                  $5,362          $3,629
                                                =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1    Basis of Presentation


   The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of March 28, 1997, the results of operations for the three months and six months ended March 28, 1997 and cash flows for the six months ended March 28, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report.

   Because of seasonal and other factors, the results of operations for the three months and six months ended March 28, 1997 are not necessarily indicative of the results to be expected for the full year.

   2    Income Taxes

   The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3    Inventories

   Inventories at the end of the respective periods consist of the following:

                                     March 28    September 27  March 29
   (thousands)                         1997          1996        1996


   Raw materials                     $32,425       $30,102     $36,118
   Work in process                     6,177         6,167       6,359
   Finished goods                     64,176        79,299      89,050
                                     ---------     ---------  ---------
                                     102,778       115,568     131,527

   Less:  reserves                    10,172        13,665       4,904
                                     ---------     ---------  ---------
                                     $92,606      $101,903    $126,623
                                     =========     =========  =========

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


   (thousands)                       Three Months Ended    Six Months Ended

                                    March 28    March 29  March 28   March 29
                                      1997        1996      1997       1996

   Weighted average common shares     8,112       8,112     8,116     8,114
                                    =======     =======   =======    ========

   In 1997, the FASB issued Statement 128, Earnings Per Share, which requires changes in the current method of computation of, and disclosures with regard to, earnings per share. The company will adopt Statement 128 in 1998, as required. The calculation of basic earnings per share required under Statement 128 will be substantially the same as the amounts of earnings per common share currently being reported by the Company. The amounts calculated as diluted earnings per share under Statement 128 will be nominally lower than the related basic earnings per share.

   6    Sale of Plastimo Business

   In 1996, the Board of Directors approved a plan to divest the Company's Plastimo business, which manufactured navigation and safety equipment and distributed these products and other products to the marine industry, primarily in Europe. The Company estimated that the sale of this business would result in a loss of approximately $2,000,000. Accordingly, this loss was recognized in 1996 operating results. The Company completed the divestiture in January 1997. Net sales and operating losses of the Plastimo business for the four months ended January 31, 1997 were $7.9 million and $1.2 million, respectively.

   7    Acquisition of Uwatec AG

   In March 1997, the Company entered into a definitive agreement to acquire the common stock of Uwatec AG, a privately held manufacturer and marketer of diving electronic instruments sold under the Aladin and Uwatec trademarks. The acquisition is subject to satisfaction of certain preclosing conditions. Sales of Uwatec AG in the year ended December 31, 1996 totaled approximately $24 million.

   8    Reclassification

   Certain amounts as previously reported have been reclassified to conform with the current period presentation.


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


   The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and six months ended March 28, 1997 and March 29, 1996. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1996 Annual Report.

   Foreign Operations

   The Company has significant foreign operations, for which the functional currencies are denominated primarily in French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's consolidated financial statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of forward contracts and options to hedge known commitments, primarily for purchases of inventory and loans denominated in foreign currencies. The significant appreciation of the U.S. dollar during the six months ended March 28, 1997 and the sale of the Plastimo business reduced the cumulative translation component of shareholders' equity by $9.0 million since the end of the 1996 fiscal year.

   Results of Operations

   Net sales for the three months ended March 28, 1997 totaled $96.1 million, a decrease of approximately 14% from net sales of $111.2 million for the three months ended March 29, 1996. Net sales of the Company's North American units for the three months ended March 28, 1997 decreased $2.2 million, or 3%, over the corresponding period in the prior year. Higher inventory levels through all stages of distribution contributed to the decline. Net sales of the Company's European units decreased $12.7 million, or 31%, compared to the corresponding period of the preceding year. Nearly all businesses reflected lower sales. The sale of the Plastimo business in January 1997 accounted for $8.5 million of the sales shortfall.

   Net sales for the six months ended March 28, 1997 decreased 12% to $147.9 million, from $167.6 million in the prior year.


   Relative to the U.S. dollar, the average values of most currencies of the European countries in which the Company has operations were lower for the three months ended March 28, 1997 as compared to the preceding year. Excluding the impact of foreign currencies and the sale of the Plastimo business, net sales decreased 3% and 4% for the three months and six months ended March 28, 1997, respectively.

   Gross profit as a percentage of sales decreased to 38.6% for the three months ended March 28, 1997 compared to 39.9% in the corresponding period in the prior year. Business unit results were mixed with all product categories reflecting both increases and decreases, dependent upon geographic areas. Gross profit for the six months ended March 28, 1997 decreased to 37.4% compared to 39.2% in the prior year. Underabsorption of overhead expenses due to lower sales volume and sales of excess inventory at lower than normal margins contributed to the overall decline.

   The Company earned an operating profit of $9.7 million for the three months ended March 28, 1997, compared to an operating profit of $10.1 million for the corresponding period of the prior year. The decreases in sales and gross profit were partially offset by a $6.7 million decrease in operating expenses. The Company earned an operating profit of $5.9 million for the six months ended March 28, 1997, compared to an operating profit of $7.4 million for the corresponding period of the prior year.
   The decrease in operating expenses is attributable to the decline in sales, management's efforts to control such expenses, nonrecurring charges of $2.4 million recorded in the prior year and the sale of Plastimo in January 1997.

   Interest expense of $2.3 million for the three months ended March 28, 1997 was lower than the prior year due to lower working capital levels and the use of proceeds from the sale of Plastimo to reduce short-term debt.

   The Company earned net income of $4.3 million in the three months ended March 28, 1997 compared to income of $4.1 million in the corresponding period of the preceding year. On a per share basis, the earnings amounted to $0.53 compared to $0.50 in the preceding year.

   The Company earned net income of $0.5 million in the six months ended March 28, 1997 compared to net income of $1.3 million in the corresponding period of the preceding year. On a per share basis, the earnings amounted to $0.06 compared to $0.16 in the preceding year.

   Financial Condition

   The following discusses changes in the Company's liquidity and capital resources.

                                   Operations

   Cash flows used for operations totaled $33.0 million for the six months ended March 28, 1997 and $71.3 million for the corresponding period of the prior year. Seasonal growth in accounts receivable of $37.0 million for the six months ended March 28, 1997 and $52.2 million for the corresponding period of the prior year account for a portion of the net usage of funds.

   Accelerated delivery schedules for certain new products, inventories of acquired product lines, and level loading of production at certain of the Company's manufacturing operations contributed to the increase in 1996. Inventory turns decreased for the six months ended March 28, 1997 compared to the corresponding period of the prior year.

   Accounts payable and accrued liabilities increased $4.0 million for the six months ended March 28, 1997 and $2.4 million for the corresponding period of the prior year, decreasing the net outflow of cash from operations. Reduced inventory procurement accounts for a significant amount of the change between years.

   Depreciation and amortization charges were $5.4 million for the six months ended March 28, 1997 and the corresponding period of the prior year, mitigating the net outflow of operating funds.

                              Investing Activities

   Net proceeds from the sale of the Plastimo business provided a cash increase of $13.9 million. Expenditures for property, plant and equipment were $4.5 million for the six months ended March 28, 1997 and $4.9 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 1997, capital expenditures are anticipated to total approximately $10.0 million. These expenditures are expected to be funded by working capital or existing bank lines of credit.

                              Financing Activities

   Cash flows from financing activities totaled $17.2 million for the six months ended March 28, 1997 and $71.1 million for the corresponding period of the prior year. In October 1995, the Company consummated private placements of long-term debt totaling $45 million. Payments on long-term debt required to be made in 1997 total $7.5 million. Proceeds totaling approximately $16 million from the sale of the Company's Plastimo business were used to reduce short-term indebtedness in 1997. The acquisition of Uwatec AG is expected to be funded from existing bank lines of credit or a new facility.

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

   PART II  OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders
           At the Company's Annual Meeting on January 22, 1997, the shareholders voted to elect the following individuals as Directors for terms that expire at the next annual meeting:

                              Votes   Votes
                              Cast    Cast     Votes                  Broker
                              for     Against  Withheld  Abstentions  Non-Votes
   Class A Directors:
   ------------------------
   Donald W. Brinckman      5,029,825     0      30,781        0           0

   Thomas F. Pyle, Jr.      5,029,825     0      30,781        0           0


   Class B Directors:
   ------------------------
   Samuel C. Johnson        1,220,043     0        0           0           0

   Helen P. Johnson-Leipold 1,220,043     0        0           0           0

   Raymond F. Farley        1,220,043     0        0           0           0

   Ronald C. Whitaker       1,220,043     0        0           0           0


   Item 6.Exhibits and Reports on Form 8-K

        (a)  The following documents are filed as part of this Form 10-Q

             Exhibit 27:    Financial Data Schedule

        (b)  Reports on Form 8-K.

             On February 14, 1997, the Company filed a Current Report on Form 8-K dated January 30, 1997 to reflect (under Item 2 of Form 8-K) the Company's disposition of all of the issued and outstanding shares of capital stock of Plastimo, S.A. and Plastimo Manufacturing (UK) Ltd. to Societe Figeacoise de Participations, S.A. The report included (under Item 7 of Form 8-K) the following financial statements: Unaudited Pro Forma Condensed Consolidated Balance Sheet at December 27, 1996 and Unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended September 27, 1996 and for the three months ended December 27, 1996.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JOHNSON WORLDWIDE ASSOCIATES, INC.


   Date:  May 12, 1997


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

                             EXHIBIT INDEX


  Exhibit    Description                              Page
                                                      Number

   27.       Financial Data Schedule                   --