Form 10-Q
period 1997-06-27
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1997-08-11
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1997

                                       OR

   [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ____________  to _____________

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

   As of July 22, 1997, 6,877,985 shares of Class A and 1,228,053 shares of Class B common stock of the Registrant were outstanding.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                               Index                            Page No.


    PART I    FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Consolidated Statements of Operations -
                       Three Months and Nine Months Ended June
                       27, 1997 and June 28, 1996                   3

                       Consolidated Balance Sheets -
                       June 27, 1997, September 27, 1996
                       and June 28, 1996                            4

                       Consolidated Statements of Cash Flows -
                       Nine Months Ended June 27, 1997 and
                       June 28, 1996                                6

                       Notes to Consolidated Financial
                       Statements                                   7


              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                  10


    PART II   OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K            13

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                               Three Months Ended    Nine Months Ended
   (thousands, except per      June 27    June 28     June 27    June 28
   share data)                    1997       1996        1997       1996

   Net sales                   $86,894   $110,705    $234,822   $278,339
   Cost of sales                54,422     68,282     147,088    170,263
                               -------    -------     -------    -------
   Gross profit                 32,472     42,423      87,734    108,076
                               -------    -------     -------    -------
   Operating expenses:
    Marketing and selling       17,430     23,077      50,733     61,186
    Financial and
     administrative
     management                  4,907      6,445      16,451     19,124
    Research and development     1,255      1,524       3,756      4,813
    Profit sharing                 409        384       1,253        831
    Nonrecurring charges            -          60          -       2,460
    Amortization of
     acquisition costs             562        611       1,728      1,916
                               -------    -------     -------    -------
   Total operating expenses     24,563     32,101      73,921     90,330
                               -------    -------     -------    -------
   Operating profit              7,909     10,322      13,813     17,746
   Interest income                (105)      (165)       (324)      (480)
   Interest expense              2,153      2,885       6,580      7,877
   Other expenses, net             196        104         156         80
                               -------    -------     -------    -------
   Income before income
    taxes                        5,665      7,498       7,401     10,269
   Income tax expense            2,379      3,296       3,653      4,770
                               -------    -------     -------    -------
   Net income                   $3,286     $4,202      $3,748     $5,499
                               =======    =======     =======    =======
   Earnings per common share     $0.41      $0.52       $0.46      $0.68
                               =======    =======     =======    =======



   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                      June 27    September 27     June 28
   (thousands, except share data)      1997          1996          1996
   ASSETS
   Current assets:
    Cash and temporary cash
     investments                      $10,635       $12,697      $11,303
    Accounts receivable, less
     allowance for doubtful accounts
     of $2,195, $2,235 and $3,186,
     respectively                      71,528        55,847       97,002
    Inventories                        82,352       101,903      119,016
    Deferred income taxes              14,370        13,561        6,666
    Other current assets                4,318        10,336        7,041
                                      -------       -------      -------
   Total current assets               183,203       194,344      241,028
   Property, plant and equipment       28,479        30,154       31,956
   Intangible assets                   47,477        54,422       54,986
   Other assets                         2,151         1,848        1,013
                                      -------       -------      -------
   Total assets                      $261,310      $280,768     $328,983
                                      -------       -------      -------

   LIABILITIES AND SHAREHOLDERS'
    EQUITY
   Current liabilities:
    Short-term debt and current
     maturities of long-term debt     $35,376        $43,118     $70,545
    Accounts payable                   11,101         11,086      15,205
    Accrued liabilities:
     Salaries and wages                 4,045          6,260       5,878
     Income taxes                       5,152          4,283       2,057
     Other                             20,396         23,659      19,163
                                      -------        -------     -------
   Total current liabilities           76,070         88,406     112,848
   Long-term debt, less current
    maturities                         61,278         61,501      68,866
   Other liabilities                    3,827          4,437       4,296
                                      -------        -------     -------
   Total liabilities                  141,175        154,344     186,010

   Shareholders' equity:
    Preferred stock:  none issued          -              -           -
    Common stock:
     Class A shares issued:
       June 27, 1997, 6,905,385;
       September 27, 1996, 6,901,801;
       June 28, 1996, 6,897,359           346            345         345
     Class B shares issued
       (convertible into Class A):
       June 27, 1997, 1,228,053;
       September 27, 1996, 1,228,137;
       June 28, 1996, 1,228,137            61             61          61
    Capital in excess of par value     44,172         44,084      43,968
    Retained earnings                  81,616         77,940      94,986
    Contingent compensation              (110)          (121)       (179)
    Cumulative translation adjustment  (5,599)         4,115       4,083
    Treasury stock:
     June 27, 1997, 27,400 Class A
       shares;
     June 28, 1996, 12,933 Class A
       shares                            (351)            -         (291)
                                      -------        -------     -------
   Total shareholders' equity         120,135        126,424     142,973
                                      -------        -------     -------
   Total liabilities and
    shareholders' equity             $261,310       $280,768    $328,983
                                      =======        =======     =======


   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Nine Months Ended
                                                  June 27     June 28
   (thousands)                                       1997        1996
   CASH USED FOR OPERATIONS
   Net income                                      $3,748      $5,499
   Noncash items:
    Depreciation and amortization                   7,904       8,054
    Writedown of property, plant and equipment         -          630
    Writedown of intangible assets                     -        1,070
    Deferred income taxes                          (1,250)        928
   Change in:
    Accounts receivable, net                      (25,461)    (37,405)
    Inventories                                     5,063     (22,664)
    Accounts payable and accrued liabilities        3,444      (1,897)
    Other, net                                      4,698       1,641
                                                  -------     -------
                                                   (1,854)    (44,144)
                                                  -------     -------
   CASH PROVIDED BY (USED FOR) INVESTING
      ACTIVITIES
   Net proceeds from sale of business              13,937          -
   Net additions to property, plant and
    equipment                                      (7,330)     (5,797)
                                                  -------     -------
                                                    6,607      (5,797)
                                                  -------     -------
   CASH PROVIDED BY (USED FOR) FINANCING
    ACTIVITIES
   Issuance of senior notes                            -       45,000
   Repayment of revolving credit facilities            -      (13,412)
   Net change in short-term debt                   (5,123)     21,125
   Common stock transactions                         (462)       (154)
                                                  -------     -------
                                                   (5,585)     52,559
   Effect of foreign currency fluctuations on
    cash                                           (1,230)       (259)
                                                  -------     -------
   Increase (decrease) in cash and temporary
    cash investments                               (2,062)      2,359
   CASH AND TEMPORARY CASH INVESTMENTS
   Beginning of period                             12,697       8,944
                                                  -------     -------
   End of period                                  $10,635     $11,303
                                                  =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1 Basis of Presentation

   The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. (the Company) as of June 27, 1997, the results of operations for the three months and nine months ended June 27, 1997 and cash flows for the nine months ended June 27, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report.

   Because of seasonal and other factors, the results of operations for the three months and nine months ended June 27, 1997 are not necessarily indicative of the results to be expected for the full year.

   2 Income Taxes

   The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3 Inventories

   Inventories at the end of the respective periods consist of the following:

                             June 27   September 27       June 28
   (thousands)                  1997           1996          1996
   Raw materials             $31,076        $30,102       $33,341
   Work in process             6,348          6,167         6,601
   Finished goods             54,626         79,299        83,790
                             -------        -------       -------
                              92,050        115,568       123,732
   Less reserves               9,698         13,665         4,716
                             -------        -------       -------
                             $82,352       $101,903      $119,016
                             =======        =======       =======

   4 Shareholders' Equity

   In October 1996, the Company granted options to purchase 75,000 shares of Class A common stock at $13.125 per share. In December 1996, the Company granted options to purchase 156,000 shares of Class A common stock at $11.50 per share and 10,000 shares of Class A common stock at $13.125 per share. In January 1997, the Company granted 5,500 shares of restricted Class A common stock. In May 1997, the Company granted options to purchase 5,000 shares of Class A common stock at $11.25 per share and 10,000 shares of Class A common stock at $12.94 per share. Since September 27, 1996, options to purchase 76,400 Class A common shares have been exercised or canceled.

   5 Earnings Per Share

   Earnings per share of common stock are computed on the basis of a weighted average number of common shares outstanding. Common stock equivalents are not significant in any period presented.


   (thousands)            Three Months Ended     Nine Months Ended
                           June 27  June 28      June 27  June 28
                              1997     1996         1997     1996

   Weighted average common
     shares                  8,106    8,113        8,113    8,113
                            ======   ======       ======   ======


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

   6 Sale of Plastimo Business

   In 1996, the Board of Directors approved a plan to divest the Company's Plastimo business, which manufactured navigation and safety equipment and distributed these products and other products to the marine industry, primarily in Europe. The Company estimated that the sale of this business would result in a loss of approximately $2,000,000. Accordingly, this loss was recognized in 1996 operating results. The Company completed the divestiture in January 1997. Net sales and operating losses of the Plastimo business for the four months ended January 1997 were $7,910,000 and $1,184,000, respectively.

   7 Acquisitions

   In July 1997, the Company completed the acquisition of substantially all of the assets of Ocean Kayak, Inc., a privately held manufacturer and marketer of kayaks. The initial purchase price for the acquisition was approximately $4,500,000. Additional payments in the years 1998 and 1999 are dependent upon achievement of specified levels of sales of the acquired products.

   In July 1997, the Company completed the acquisition of the common stock of Uwatec AG (Uwatec), a privately held manufacturer and marketer of diving computers and other electronic instruments sold under the Aladin and Uwatec trademarks. The initial purchase price for the acquisition was approximately $33,000,000, substantially all of which will be recorded as intangible assets. The Swiss franc equivalent of $10,000,000 of the initial purchase price is deferred with payments due in 2000 and 2002. Interest on the deferred amounts is payable annually at 6%. Additional payments in 1998 through 2000 are dependent upon achievement of specified levels of profitability of the acquired business.

   In connection with the acquisition, the Company entered into a long-term product development and intellectual property agreement with an unaffiliated party with which Uwatec conducts business and an employment agreement with a key employee and shareholder of Uwatec prior to the acquisition.

   To provide interim financing for the acquisitions, retire existing debt of Uwatec and to pay costs associated with the acquisitions, the Company utilized existing credit facilities. Committed permanent financing, in the form of $25,000,000 of unsecured senior notes bearing interest at 7.15%, will be issued in October 1997, at which time up to $25,000,000 borrowed under the Company's existing facilities will be repaid. The senior notes will have annual principal payments of $2,000,000 to $7,000,000 beginning October 2001 with a final payment due October 2007. Simultaneous with the commitment of the senior notes, the Company executed a currency swap, effectively denominating in Swiss francs all of the principal and interest payments required under the senior notes. The fixed, effective interest rate to be paid on the senior notes as a result of the currency swap is 4.32%.

   Unaudited pro forma operating results for the nine months ended June 1997, as if the acquisition of Uwatec and sale of Plastimo had been consummated in September 1996 are as follows:

    (thousands, except per share
    data)
    Net sales                                                $243,782
    Net income                                                    674
    Earning per common share                                     0.08
                                                              =======

   Unaudited pro forma operating results for the year ended September 1996, as if the acquisition of Uwatec and sale of Plastimo had been consummated in September 1995 are as follows:

    (thousands, except per share
    data)
    Net sales                                                $332,700
    Net loss                                                 (12,526)
    Loss per common share                                      (1.54)
                                                             =======

   Additional payments, if required, will increase intangible assets in future years. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the financial statements will include the results of operations from the respective dates of acquisition.

   The Company anticipates nonrecurring charges totaling $2,000,000 will be incurred over the next two years to integrate Uwatec into its business.

   8 Reclassification

   Certain amounts as previously reported have been reclassified to conform with the current period presentation.

             Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


   The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and nine months ended June 27, 1997 and June 28, 1996. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1996 Annual Report.

   Foreign Operations

   The Company has significant foreign operations, for which the functional currencies are denominated primarily in French francs, German marks, Swiss francs, Italian lire, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's consolidated financial statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of forward contracts and options to hedge known commitments, primarily for purchases of inventory and loans denominated in foreign currencies. The significant appreciation of the U.S. dollar during the nine months ended June 27, 1997 and the sale of the Plastimo business reduced the cumulative translation component of shareholders' equity by $9.7 million since the end of the 1996 fiscal year.

   Results of Operations

   Net sales for the three months ended June 27, 1997 totaled $86.9 million, a decrease of approximately 21% from net sales of $110.7 million for the three months ended June 28, 1996. Net sales of the Company's North American units for the three months ended June 27, 1997 decreased $8.5 million, or 13%, over the corresponding period in the prior year. Net sales of the Company's European units decreased $15.0 million, or 38%, compared to the corresponding period of the preceding year. The sale of the Plastimo business in January 1997 accounted for $13.3 million of the sales shortfall.

   Net sales for the nine months ended June 27, 1997 decreased 16% to $234.8 million, from $278.3 million in the prior year. The sale of the Plastimo business accounted for $21.3 million of the sales shortfall.

   Relative to the U.S. dollar, the average values of most currencies of the European countries in which the Company has operations were lower for the three months ended June 27, 1997 as compared to the preceding year. Excluding the impact of foreign currencies and the sale of the Plastimo business, net sales decreased 7% and 5% for the three months and nine months ended June 27, 1997, respectively.

   Gross profit as a percentage of sales decreased to 37.4% for the three months ended June 27, 1997 compared to 38.3% in the corresponding period in the prior year. Gross profit for the nine months ended June 27, 1997 decreased to 37.4% compared to 38.8% in the prior year. Underabsorption of overhead expenses due to lower sales volume and sales of excess inventory at lower than normal margins contributed to the overall decline.

   The Company earned an operating profit of $7.9 million for the three months ended June 27, 1997, compared to an operating profit of $10.3 million for the corresponding period of the prior year. The decreases in sales and gross profit margin were partially offset by a $7.5 million decrease in operating expenses. The decrease in operating expenses is attributable to the decline in sales, management's efforts to control such expenses and the sale of Plastimo in January 1997. The Company earned an operating profit of $13.8 million for the nine months ended June 27, 1997, compared to an operating profit of $17.7 million for the corresponding period of the prior year. Excluding the Plastimo business, operating profit as a percentage of sales increased for the three months and nine months ended June 27, 1997 compared to the prior year.

   Interest expense of $2.2 million for the three months ended June 27, 1997 was lower than the prior year due to lower working capital levels and the use of proceeds from the sale of Plastimo to reduce short-term debt.

   The Company earned net income of $3.3 million in the three months ended June 27, 1997 compared to income of $4.2 million in the corresponding period of the preceding year. On a per share basis, the earnings amounted to $0.41 compared to $0.52 in the preceding year.

   The Company earned net income of $3.7 million in the nine months ended June 27, 1997 compared to net income of $5.5 million in the corresponding period of the preceding year. On a per share basis, the earnings amounted to $0.46 compared to $0.68 in the preceding year.

   Financial Condition

   The following discusses changes in the Company's liquidity and capital resources.

                                   Operations

   Cash flows used for operations totaled $1.9 million for the nine months ended June 27, 1997 and $44.1 million for the corresponding period of the prior year. Seasonal growth in accounts receivable of $25.5 million for the nine months ended June 27, 1997 and $37.4 million for the corresponding period of the prior year account for a portion of the net usage of funds.

   Inventory decreased $5.1 million for the nine months ended June 27, 1997 versus an inventory increase of $22.7 million for the corresponding period of the prior year. Improved order quantity management contributed to the inventory decrease. Accelerated delivery schedules for certain new products, inventories of acquired product lines, and level loading of production at certain of the Company's manufacturing operations contributed to the increase in 1996.

   Accounts payable and accrued liabilities increased $3.4 million for the nine months ended June 27, 1997 and decreased $1.9 million for the corresponding period of the prior year. Trade accounts payable accounted for the majority of the increase in the current year.

   Depreciation and amortization charges were $7.9 million for the nine months ended June 27, 1997 and $8.1 million for the corresponding period of the prior year, mitigating the net outflow of operating funds.

                              Investing Activities

   Net proceeds from the sale of the Plastimo business provided a cash increase of $13.9 million. Expenditures for property, plant and equipment were $7.3 million for the nine months ended June 27, 1997 and $5.8 million for the corresponding period of the prior year. The Company s recurring investments are made primarily for tooling for new products and enhancements and information systems. In 1997, capital expenditures are anticipated to total approximately $10.0 million. These expenditures are expected to be funded by working capital or existing credit facilities.

                              Financing Activities

   Financing activities used $5.6 million of cash flows for the nine months ended June 27, 1997 and provided $52.6 million for the corresponding period of the prior year. In October 1995, the Company consummated private placements of long-term debt totaling $45 million. Payments on long-term debt required to be made in 1997 total $7.5 million. Proceeds totaling approximately $16 million from the sale of the Company's Plastimo business were used to reduce short-term indebtedness in 1997. The acquisitions of Uwatec and Ocean Kayak in July 1997 were funded from existing credit facilities.

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

                  (b) Reports on Form 8-K

                      None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                JOHNSON WORLDWIDE ASSOCIATES, INC.


   Date:  August 11, 1997

                                /s/ Carl G. Schmidt
                                Carl G. Schmidt
                                Senior Vice President and Chief
                                Financial Officer, Secretary and
                                Treasurer
                                (Principal Financial and Accounting
                                Officer)

                                  EXHIBIT INDEX


                                                                Page
          Exhibit   Description                                Number

            27.     Financial Data Schedule                        -