Form 10-K
period 1997-10-03
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1997-12-31
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

          [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 3, 1997

                                       OR

        [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________ to ______________

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

           Securities registered pursuan to section 12(g) of the Act:

                      Class A Common Stock, $.05 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
   90 days.  Yes. [ X ]   No .  [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K, or any amendment to this Form 10-K.     [    ]

        As of November 15, 1997, 6,881,923 shares of Class A and 1,227,915 shares of Class B common stock of the Registrant were outstanding. The aggregate market value of voting stock of the Registrant held by nonaffiliates of the Registrant was approximately $75,697,000 on November 15, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                  Part and Item Number of
                  Document                    Form 10-K into which Incorporated

    1.   Johnson Worldwide Associates, Inc.          Part I, Items 1 and 2,
         1997 Annual Report                          and Part II, Items 5, 6,
                                                     7 and 8

    2.   Johnson Worldwide Associates, Inc.          Part III, Items 10, 11,
         Notice of Annual Meeting of                 12 and 13
         Shareholders and Proxy Statement for
         the Annual Meeting of Shareholders to
         be held January 28, 1998


   ITEM 1.  BUSINESS

   Johnson Worldwide Associates, Inc. and its subsidiaries (the "Company") are engaged in the manufacture and marketing of recreation products. The Company's primary focus is on marketing and product innovation and design to maintain its strong brand names and consumer recognition. Research and development activities for each of the Company's principal businesses emphasize new products and innovation to differentiate the Company's products from those of its competitors.

   The Company is controlled by Samuel C. Johnson, members of his family and related entities.

   Motors and Fishing Products

   The overall motors and fishing markets in which the Company competes have been stagnant in recent years. The Company believes it has been able to maintain its share of most markets primarily as a result of the Company's emphasis on marketing and product innovation. The Company controls a majority of the electric fishing motor market. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines and in-store displays. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.
                           Motors and Marine Products

   The Company manufactures, under its Minn Kota and Neptune names, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company's Minn Kota and Neptune motors and related accessories are sold in the United States, Canada, Europe and the Pacific Basin through large retail store chains such as Wal Mart and K-Mart, catalogs, such as Bass Pro Shops and Cabelas, sporting goods specialty stores and marine dealers. The Company's Lake Electric division manufactures electric motors for original equipment manufacturers.

   The Company's line of Airguide marine, weather and automotive instruments is distributed primarily in the United States through large retail store chains and original equipment manufacturers. Airguide products are manufactured by the Company or sourced from third-party manufacturers.

   The Company was a leading supplier in Europe of marine products and accessories primarily for sailing, which the Company sold under the Plastimo name. Plastimo products and accessories included safety products (such as buoyancy vests and inflatable life rafts), mooring products (such as anchors, fenders and ladders), navigational equipment (such as cockpit instruments, automatic pilots and compasses) and jib reefing systems. Plastimo products were sold to a lesser extent in the United States and other markets worldwide. The Plastimo business was sold in January 1997.

   Fishing Products

   The Company's fishing products include Mitchell reels and rods, Johnson reels, Beetle Spin soft body lures and Johnson spoons. In 1995, the Company acquired the SpiderWire product line, giving it a leading brand in the "superline" segment of the fishing line market.

   The Company markets Johnson fishing reels, which are primarily closed-face reels, as well as Mitchell reels, which are primarily open-faced spinning and bait casting reels. Reels are sold individually and in rod and reel combinations, primarily through large retail store chains, catalogs and specialty fishing shops in the United States, Canada, Europe and the Pacific Basin. The Company's closed-face reels compete in a segment of the U.S. fishing reel market which is dominated by larger manufacturers. Marketing support for the Company's reels is focused on building brand names, emphasizing product features and innovation and on developing specific segments of the reel market through advertising on television, in national outdoor magazines and through trade and consumer support at retail. The Company's rods and reels are primarily produced by off-shore manufacturing sources.

   The Company's artificial lure products are manufactured by third parties. These products are sold primarily through large retail store chains.

   The Company purchases, through third-party manufacturers, its SpiderWire and SpiderWire Fusion products, which have performance characteristics superior to those of monofilament fishing line. SpiderWire competes in the "superline" segment of the fishing line category, while SpiderWire Fusion is positioned just above the high end of the monofilament market. Late in 1997, the Company introduced a monofilament product under the SpiderWire brand. These products are sold through large retail store chains, catalogs and specialty stores.

   Outdoor Equipment Products

   The Company's outdoor equipment products include Eureka! and Camp Trails camping tents and backpacks, Jack Wolfskin camping tents, backpacks and outdoor clothing, and Silva field compasses.

   Eureka! and Camp Trails camping tents and backpacks compete primarily in the mid- to high-price range of their respective markets and are sold in the United States and Canada through independent sales representatives primarily to sporting goods stores, catalog and mail order houses and camping and backpacking specialty stores. Marketing of the Company's tents and backpacks is focused on building the Eureka! and Camp Trails brand names and establishing the Company as a leader in product design and innovation. The Company's camping tents and backpacks are produced primarily by off-shore manufacturing sources.

   The Company markets both Eureka! camping and commercial tents. The Company's camping tents have outside self-supporting aluminum frames allowing quicker and easier set-up, a design approach first introduced by the Company. Most Eureka! tents are made from breathable nylon. The Company's commercial tents include party tents and tents for fairs. Party tents are sold primarily to general rental stores while other commercial tents are sold directly to tent erectors. Commercial tents are manufactured by the Company in the United States. The Company was awarded several contracts for production of both camping and commercial tents by the U.S. Armed Forces in 1997. Eureka! products are sold under license in Japan and Korea.

   Camp Trails backpacks consist primarily of internal and external frame backpacks for hiking and mountaineering. The Company's line of Camp Trails backpacks also includes soft back bags, day packs and travel packs. Jack Wolfskin, a German marketer of camping tents, backpacks and outdoor clothing, distributes its products primarily through camping and backpacking specialty stores in Germany with additional distribution in other European countries and the United States and, under license, in Japan. Certain of these stores sell Jack Wolfskin products exclusively. Silva field compasses, which are manufactured by third parties, are marketed exclusively in North America.

   Watercraft Products

   The Company's watercraft are sold under the Old Town name and consist of whitewater, tripping, touring and general recreational purpose canoes for the high quality and mid-price segments of the canoe market and both entry level and higher performance kayaks. The Company has developed a proprietary roto-molding process for manufacturing polyethylene canoes to compete in the higher volume mid-priced range of the market. These canoes maintain many of the design and durability characteristics of higher priced canoes. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood. In 1997, the Company acquired Ocean Kayak, a leading manufacturer of sit-on-top kayaks. The Company's canoes and kayaks are sold primarily to sporting goods stores, catalog and mail order houses such as L. L. Bean, canoe specialty stores and marine dealers in the United States and Europe. The United States market for canoes is relatively constant, while the kayak market is exhibiting strong growth. The Company believes, based on industry data, that it is the leading manufacturer of canoes and kayaks in the United States in both unit and dollar sales. Carlisle Paddles, a manufacturer of composite canoe paddles, supplies certain paddles that are sold with the Company's canoes and kayaks as well as paddles which are distributed through the same channels as the Company's watercraft.

   In October 1997, the Company acquired the stock of Plastiques L.P.A. Limitee, the manufacturer of the Dimension brand of kayaks.

   Diving Products

   The Company believes that it is one of the world's largest manufacturers and distributors of underwater diving products which it sells under the Scubapro and SnorkelPro names. The Company markets a full line of underwater diving and snorkeling equipment including regulators, stabilizing jackets, tanks, depth gauges, masks, fins, snorkels, diving electronics and other accessories. In 1997, the Company acquired the stock of Uwatec AG, a leading manufacturer of dive computers and other electronics under the Aladin and Uwatec names. Scubapro, Aladin and Uwatec products are marketed to the high quality, premium priced segment of the market. The Company maintains a marketing policy of limited distribution and sells primarily through independent specialty diving shops worldwide. These diving shops generally provide a wide range of services to divers, including instruction and repair service. Scubapro, Aladin and Uwatec products are marketed globally.

   The Company focuses on maintaining Scubapro, Aladin and Uwatec as the market leader in innovation and new products. The Company maintains research and development functions both in the United States and Europe and has obtained several patents on products and features. Consumer advertising focuses on building the brand names and position as the high quality and innovative leader in the industry. The Company advertises its equipment in diving magazines and through in-store displays.

   The Company maintains manufacturing and assembly facilities in the United States, Switzerland, Mexico, Italy and Indonesia. The Company procures a majority of its rubber and plastic products and components from offshore sources.

   In October 1997, the Company acquired certain assets of Soniform, Inc., a manufacturer of diving buoyancy compensators primarily for the original equipment market, which will expand the Company's manufacturing capability for these products.

   Sales by Category


   The following table depicts net sales by major product category:

                                        Year Ended
                              October 3                 September 27                September 29
                                1997             %          1996              %         1995               %
                                                         (thousands)
   Fishing                    $66,313            22%       $72,561           21%       $71,329             21%
   Motors                      54,032            18         62,040            18        69,631             20
   Outdoor Equipment           74,915            25         78,337            23        78,029             23
   Watercraft                  22,885             7         18,050             5        18,066              5
   Diving                      77,066            25         76,999            22        74,430             21
                              -------          ----        -------           ---       -------            ---
     Subtotal                 295,211            97        307,987            89       311,485             90
                              -------          ----        -------           ---       -------            ---
   Divested Businesses          7,910             3         36,386            11        35,705             10
                              -------          ----        -------           ---       -------            ---
                             $303,121           100%      $344,373           100%     $347,190            100%
                             ========          ====       ========           ====     ========            ===

   Sales to Wal Mart Stores, Inc. and its affiliated entities totaled $33,799,000 in 1997 and $34,902,000 in 1995. No customer accounted for
   10% or more of sales in 1996.

   International Operations

   See Note 12 to the Consolidated Financial Statements on page 30 of the Company's 1997 Annual Report, which is incorporated herein by reference, for financial information comparing the Company's domestic and international operations.

   Research and Development

   The Company commits significant resources to research and new product development. The Company expenses research and development costs as incurred. The amounts expended by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Consolidated Statements of Operations on page 21 of the Company's 1997 Annual Report, which is incorporated herein by reference.

   Competition

   The markets for most of the Company's products are quite competitive. The Company believes its products compete favorably on the basis of product innovation, product performance and strong marketing support, and to a lesser extent, price.

   Employees

   At  October 3, 1997, the Company had approximately 1,366 employees working
   in its businesses.   The Company  considers its employee  relations to  be
   excellent.

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

   Seasonality

   The Company's business is seasonal. The following table shows total net sales and operating profit of the Company for each quarter, as a percentage of the total year. Inventory writedowns of $10.3 million in 1996 are included as components of the fourth quarter operating losses. Nonrecurring charges totaling $6.8 million impacted operating results in the second, third and fourth quarters of 1996.


                                                                   Year Ended
                                 October 3, 1997                       September 27, 1996                September 29, 1995

                               Net          Operating                  Net      Operating                 Net     Operating
    Quarter Ended             Sales        Profit(Loss)               Sales   Profit(Loss)               Sales   Profit(Loss)
    December                    17%          (20)%                      17%        (26)%                   15%       (8)%
    March                       32            66                        32         169                     31        50
    June                        29            55                        32         141                     34        66
    September                   22            (1)                       19        (184)                    20        (8)
                               ---           ----                     ----        ----                   ----      -----
                               100%          100%                      100%        100%                   100%      100%
                               ===           ====                     ====        ====                   ====      =====


   Executive Officers of the Registrant

   The following list sets forth certain information, as of November 15, 1997, regarding the executive officers of the Company.

   R. C. Whitaker, age 50, became President and Chief Executive Officer of the Company in October 1996. From December 1995 to October 1996, Mr. Whitaker was President and Chief Executive Officer of EWI, Inc., a supplier to the automotive industry. From 1992 to September 1995, Mr. Whitaker was Chairman, President and Chief Executive Officer of Colt's Manufacturing Company, Inc., a manufacturer of firearms, and, from 1988 to 1992, was President of Wheelabrator Corporation.

   Carl G. Schmidt, age 41, became Senior Vice President of the Company in May 1995 and has been Chief Financial Officer, Secretary and Treasurer of the Company since July 1994. From July 1994 until May 1995, Mr. Schmidt was a Vice President of the Company. From 1988 to July 1994, he was a partner in the firm of KPMG Peat Marwick LLP.

   There are no family relationships between the above executive officers.

   ITEM 2.   PROPERTIES

   The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world.

   The Company prefers to lease rather than own facilities to maintain operational flexibility and control the investment of financial resources in property. See Note 5 to the Consolidated Financial Statements on Page 27 of the Company's 1997 Annual Report, which is incorporated herein by reference, for a discussion of lease obligations.

   The Company believes that its facilities are well maintained and have a capacity adequate to meet the Company's current needs.

   The Company's principal manufacturing locations and distribution centers are:

   Alton, Hampshire, England    Ferndale, Washington    Nykoping, Sweden
   Antibes, France              Genoa, Italy            Old Town, Maine
   Bad Sakingen, Germany        Grayling, Michigan      Racine, Wisconsin
   Barcelona, Spain             Hallwil, Switzerland    Rancho Dominguez,
                                                          California
   Basingstoke, Hampshire,      Henggart, Switzerland   Rickenbach-Hottingen,
     England                                              Germany
   Binghamton, New York         Honolulu, Hawaii        San Diego, California
   Brunswick, Maine             Idstein, Germany        Salzburg-Glasenbach,
                                                          Austria
   Bruxelles, Belgium           Mankato, Minnesota      Silverwater, Australia
   Burlington, Ontario,         Marignier, France       Tijuana, Mexico
     Canada
   Chi Wan, Hong Kong           Meylan Cedex, France    Tokyo (Kawasaki), Japan


   The Company's corporate headquarters is located in Mount Pleasant, Wisconsin. The Company's mailing address is Sturtevant, Wisconsin.

   ITEM 3.   LEGAL PROCEEDINGS

   The Company is subject to various legal actions and proceedings in the normal course of business, including those related to environmental matters. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome will have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the last quarter of the year ended October 3, 1997.

                                     PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

   Information with respect to this item is included on pages 27, 29, 30 and 32 and the inside back cover of the Company's 1997 Annual Report, which is incorporated herein by reference.

   There is no public market for the Registrant's Class B Common Stock. However, the Class B Common Stock is convertible at all times at the option of the holder into shares of Class A Common Stock on a share for share basis. As of November 15, 1997, the Company had 742 holders of record of its Class A Common Stock and 67 holders of record of its Class B Common Stock.

   The Company has never paid a dividend on its Common Stock.

   ITEM 6. SELECTED FINANCIAL DATA

   Information with respect to this item is included on page 32 of the Company's 1997 Annual Report, which is incorporated herein by reference.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information with respect to this item is included on pages 17 to 19 of the Company's 1997 Annual Report, which is incorporated herein by reference.

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information with respect to this item is not required to be disclosed by the Company until the Company makes filings that include financial statements for fiscal years ending after June 15, 1998.

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and supplemental data of the Registrant and its subsidiaries, included on pages 20 to 32 of the Company's 1997 Annual Report, are incorporated herein by reference:

        Consolidated Balance Sheets - October 3, 1997 and September 27, 1996 Consolidated Statements of Operations - Years ended October 3, 1997,
             September 27, 1996 and September 29, 1995
        Consolidated Statements of Shareholders' Equity - Years ended October
             3, 1997, September 27, 1996 and September 29, 1995
        Consolidated Statements of Cash Flows - Years ended October 3, 1997,
             September 27, 1996 and September 29, 1995
        Notes to Consolidated Financial Statements
        Independent Auditors' Report
        Quarterly Financial Summary

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.
                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to this item, except for certain information on the Executive Officers which appears at the end of Part I of this report, is included in the Company's January 28, 1998 Proxy Statement, which is incorporated herein by reference, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

   ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to this item is included in the Company's January 28, 1998 Proxy Statement, which is incorporated herein by reference, under the headings "Election of Directors - Compensation of Directors" and "Executive Compensation;" provided, however, that the subsection entitled "Executive Compensation - Compensation Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to this item is included in the Company's January 28, 1998 Proxy Statement, which is incorporated herein by reference, under the heading "Stock Ownership of Management and Others."

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to this item is included in the Company's January 28, 1998 Proxy Statement, which is incorporated herein by reference, under the heading "Certain Transactions."

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

   (a) The following documents are filed as a part of this Form 10-K:
        1.   Financial Statements:

             Included in Item 8 of Part II of this Form 10-K are the following Consolidated Financial Statements, related notes thereto, and independent auditors' report which are incorporated herein by reference from the 1997 Annual Report:

             Consolidated Balance Sheets - October 3, 1997 and September  27,
             1996
             Consolidated Statements of Operations - Years ended October 3, 1997, September 27, 1996 and September 29, 1995
             Consolidated Statements of Shareholders' Equity - Years ended October 3, 1997, September 27, 1996 and September 29, 1995 Consolidated Statements of Cash Flows - Years ended October 3, 1997, September 27, 1996 and September 29, 1995
             Notes to Consolidated Financial Statements
             Independent Auditors' Report

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

        3.   Exhibits

             See Exhibit Index.

   (b) Reports on Form 8-K:

       On July 28, 1997, the Company filed a Current Report on Form 8-K dated July 11, 1997 to reflect (under Item 2 of Form 8-K) the acquisition by a second-tier subsidiary of the Company all of the issued and outstanding shares of capital stock of Uwatec AG. On September 24, 1997, the Company filed an amendment on Form 8-K/A to the Company's Current Report on Form 8-K dated July 11, 1997. The report, as amended, included (under Item 7 of Form 8-K) the following financial statements: Uwatec Group -- Combined Balance Sheet as of December 31, 1996, Combined Statement of Operations for the year ended December 31, 1996, Combined Statement of Changes in Shareholders' Equity for the year ended December 31, 1996 and Combined Statement of Cash Flows for the year ended December 31, 1996; and the Company --Pro Forma Condensed Consolidated Balance Sheet as of June 27, 1997 and Pro Forma Condensed Consolidated Statements of Operations for the year ended September 27, 1996 and for the nine months ended June 27, 1997.

   INDEPENDENT AUDITORS' REPORT

   Shareholders and Board of Directors
   Johnson Worldwide Associates, Inc.:

   Under date of November 11, 1997, we reported on the consolidated balance sheets of Johnson Worldwide Associates, Inc. and subsidiaries as of October 3, 1997 and September 27, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended October 3, 1997, as contained in the 1997 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  KPMG Peat Marwick LLP

   Milwaukee, Wisconsin
   November 11, 1997


               JOHNSON WORLDWIDE ASSOCIATES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                              Additions       Reserves of
                                             Balance at      Charged to       Businesses                       Balance
                                              Beginning       Costs and       Acquired or                      at End
                                               of Year         Expenses          Sold          Deductions(1)   of Year

                                                                              (thousands)
   Year ended October 3, 1997:
     Allowance for doubtful accounts           $ 2,235           $1,604         $   217           1,363         $2,693
     Inventory reserves                         13,665              445           1,100           4,990         10,220

   Year ended September 27, 1996:
     Allowance for doubtful accounts             2,610            1,662              --           2,037          2,235
     Inventory reserves                          5,118           12,202              --           3,655         13,665

   Year ended September 29, 1995:
     Allowance for doubtful accounts             2,317            1,567              --           1,274          2,610
     Inventory reserves                          7,554            1,561              --           3,997          5,118


   (1) Includes the impact of foreign currency fluctuations on this balance sheet account.


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Mount Pleasant and State of Wisconsin, on the 18th day of December 1997.

                                           JOHNSON WORLDWIDE ASSOCIATES, INC.
                                                       (Registrant)


                                       By           /s/ R. C. Whitaker
                                                      R. C. Whitaker
                                           President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 18th day of December 1997.

         /s/ Samuel C. Johnson                  Chairman of the Board
          (Samuel C. Johnson)                        and Director

         /s/ Thomas F. Pyle, Jr.               Vice Chairman of the Board
          (Thomas F. Pyle, Jr.)                       and Director

         /s/ R. C. Whitaker                  President and Chief Executive
          (R. C. Whitaker)                       Officer and Director
                                             (Principal Executive Officer)

         /s/ Donald W. Brinckman                       Director
          (Donald W. Brinckman)

         /s/ Raymond F. Farley                         Director
          (Raymond F. Farley)

         /s/ Helen P. Johnson-Leipold                  Director
          (Helen P. Johnson-Leipold)

         /s/ Gregory E. Lawton                         Director
          (Gregory E. Lawton)

         /s/ Glenn N. Rupp                             Director
          (Glenn N. Rupp)

         /s/ Carl G. Schmidt              Senior Vice President and Chief
          (Carl G. Schmidt)                           Financial
                                           Officer, Secretary and Treasurer
                                         (Principal Financial and Accounting
                                                       Officer)

   EXHIBIT INDEX

       Exhibits                        Title                        Page
                                                                     No.

         3.1      Articles of Incorporation of the Company.          *
                  (Filed as Exhibit 3.1 to the Company's Form
                  S-1 Registration Statement No. 33-16998, and incorporated herein by reference.)

         3.2      Amendment to Bylaws of the Company dated           -
                  October 7, 1997.

         3.3      Bylaws of the Company as amended through           -
                  October 7, 1997.

         4.1      Note Agreement dated May 1, 1993.  (Filed as       *
                  Exhibit 4 to the Company's Form 10-Q for the quarter ended July 2, 1993 and incorporated herein by reference.)

         4.2      Letter Amendment dated September 30, 1993 to       *
                  Note Agreement dated May 1, 1993.  (Filed as
                  Exhibit 4.8 to the Company's Form 10-K for the year ended October 1, 1993 and incorporated herein by reference.)

         4.3      Second Amendment dated October 31, 1996 to         *
                  Note Agreement dated May 1, 1993.  (Filed as
                  Exhibit 4.2 to the Company's Form 10-Q for the quarter ended December 27, 1996 and incorporated herein by reference.)

         4.4      Third Amendment dated September 30, 1997 to        -
                  Note Agreement dated May 1, 1993.

         4.5      Fourth Amendment dated October 3, 1997 to          -
                  Note Agreement dated May 1, 1993.

         4.6      Note Agreement dated October 1, 1995.  (Filed      *
                  as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended December 29, 1995 and incorporated herein by reference.)

         4.7      First Amendment dated October 31, 1996 to          *
                  Note Agreement dated October 1, 1995. (Filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended December 27, 1996 and incorporated herein by reference.)

         4.8      Second Amendment dated September 30, 1997 to       -
                  Note Agreement dated October 1, 1995.

         4.9      Third Amendment dated October 3, 1997 to Note      -
                  Agreement dated October 1, 1995.

         4.10     Credit Agreement dated November 29, 1995.          *
                  (Filed as Exhibit 4.2 to the Company's Form
                  10-Q for the quarter ended December 29, 1995 and incorporated herein by reference.)

         4.11     Amendment No. 1 dated July 1, 1996 to Credit       *
                  Agreement dated November 29, 1995. (Filed as
                  Exhibit 4.7 to the Company's Form 10-K for the year ended September 27, 1996 and incorporated herein by reference.)

         4.12     Waiver and Amendment No. 2 dated November 6,       -
                  1996 to Credit Agreement dated November 29,
                  1995.

         4.13     Amendment No. 3 dated July 9, 1997 to Credit       -
                  Agreement dated November 29, 1995.

         4.14     Amendment No. 4 dated September 30, 1997 to        -
                  Credit Agreement dated November 29, 1995.

         4.15     Note Agreement dated as of September 15,           -
                  1997.

         9.       Johnson Worldwide Associates, Inc. Class B         *
                  Common Stock Voting Trust Agreement, dated
                  December 30, 1993 (Filed as Exhibit 9 to the
                  Company's Form 10-Q for the quarter ended
                  December 31, 1993 and incorporated herein by reference.)

       10.1       Asset Purchase Agreement between Johnson           *
                  Worldwide Associates, Inc. and Safari Land
                  Ltd., Inc. dated as of March 31, 1995 (Filed as Exhibit 2 to the Company's Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.)

       10.2       Share Purchase Agreement by and between            *
                  Johnson Worldwide Associates, Inc., Societe
                  Figeacoise de Participations and Plastimo,
                  S.A., dated as of January 30, 1997. (Filed as Exhibit 2 to the Company's Form 8-K dated
                  January 30, 1997 and incorporated herein by reference.)

       10.3       Share Purchase Agreement by and between            *
                  Johnson Beteiligungsgesellschaft mbH, Johnson
                  Worldwide Associates, Inc. and Heinz Ruchti and Karl Leeman (the selling shareholders of Uwatec AG), dated July 11, 1997. (Filed as
                  Exhibit 2 to the Company's Form 8-K dated
                  July 11, 1997 and incorporated herein by reference.)

       10.4+      Johnson Worldwide Associates, Inc. Amended         *
                  and Restated 1986 Stock Option Plan. (Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended July 2, 1993 and incorporated herein by reference.)

       10.5       Registration Rights Agreement regarding            *
                  Johnson Worldwide Associates, Inc. Common
                  Stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc.
                  (Filed as Exhibit 10.6 to the  Company's Form
                  S-1 Registration Statement No. 33-16998, and incorporated herein by reference.)

       10.6       Registration Rights Agreement regarding            *
                  Johnson Worldwide Associate, Inc. Class A
                  Common Stock held by Mr. Samuel C. Johnson.
                  (Filed as Exhibit 28 to the Company's Form
                  10-Q for the quarter ended March 29, 1991 and incorporated herein by reference.)

       10.7+      Form of Restricted Stock Agreement.  (Filed        *
                  as Exhibit 10.8 to the Company's Form S-1
                  Registration Statement No. 33-23299, and incorporated herein by reference.)

       10.8+      Form of Supplemental Retirement Agreement of       *
                  Johnson Diversified, Inc.  (Filed as Exhibit
                  10.9 to the Company's Form S-1 Registration
                  Statement No. 33-16998, and incorporated herein by reference.)

       10.9+      Johnson Worldwide Associates Retirement and        *
                  Savings Plan. (Filed as Exhibit 10.9 to the
                  Company's Form 10-K for the year ended
                  September 29, 1989 and incorporated herein by reference.)

      10.10+      Form of Agreement of Indemnity and                 *
                  Exoneration with Directors and Officers.
                  (Filed as Exhibit 10.11 to the Company's Form
                  S-1 Registration Statement No. 33-16998, and incorporated herein by reference.)

      10.11       Consulting and administrative agreements with      *
                  S. C. Johnson & Son, Inc.  (Filed as Exhibit
                  10.12 to the Company's Form S-1 Registration
                  Statement No. 33-16998, and incorporated herein by reference.)

      10.12+      Johnson Worldwide Associates, Inc. 1994 Long-      *
                  Term Stock Incentive Plan.  (Filed as Exhibit
                  4 to the Company's S-8 Registration Statement
                  No. 33-59325 and incorporated herein by
                  reference.)

      10.13+      Johnson Worldwide Associates, Inc. 1994 Non-       *
                  Employee Director Stock Ownership Plan.
                  (Filed as Exhibit 4 to the Company's Form S-8
                  Registration Statement No. 33-52073 and
                  incorporated herein by reference.)

      10.14+      Separation agreement, dated July 18, 1996,         *
                  between the Company and John D. Crabb.
                  (Filed as Exhibit 10.13 to the Company's Form
                  10-K for the year ended September 27, 1996 and incorporated herein by reference.)

      10.15+      Johnson Worldwide Associates Economic Value        -
                  Added Bonus Plan

        11.       Statement regarding computation of per share       *
                  earnings. (Incorporated by reference to Note
                  13 to the Consolidated Financial Statements on page 30 of the Company's 1997 Annual
                  Report.)

        13.       Portions of the Johnson Worldwide Associates,      -
                  Inc. 1997 Annual Report that are incorporated herein by reference.

        21.      Subsidiaries of the Company as of October 3,       -
                 1997.

        23.      Consent of KPMG Peat Marwick LLP.                  -

        27.      Financial Data Schedule (EDGAR version only)       -

        99.      Definitive Proxy Statement for the 1998            *
                 Annual Meeting of Shareholders (Previously filed via the EDGAR system and incorporated herein by reference.) Except to the extent incorporated herein by reference, the Proxy
                 Statement for the 1998 Annual Meeting of
                 Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.

   *  Incorporated herein by reference.
   +  A management contract or compensatory plan or arrangement.