Form 10-Q
period 1998-01-02
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1998-02-17
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 1998

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

   As of January 31, 1998, 6,886,466 shares of Class A and 1,227,915 shares of Class B common stock of the Registrant were outstanding.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                              Index                             Page No.


    PART I   FINANCIAL INFORMATION

             Item 1.  Financial Statements
                      Consolidated Statements of Operations -
                      Three Months Ended January 2, 1998
                      and December 27, 1996                         1

                      Consolidated Balance Sheets -
                      January 2, 1998, October 3, 1997
                      and December 27, 1996                         2

                      Consolidated Statements of Cash Flows -
                      Three Months Ended January 2, 1998 and
                      December 27, 1996                             4

                      Notes to Consolidated Financial
                      Statements                                    5


             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                    8


    PART II  OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K             11

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended

                                          January 2     December 27
   (thousands, except per share data)         1998          1996

   Net sales                                 $51,841       $51,817
   Cost of sales                              32,647        33,688
                                             -------       -------
   Gross profit                               19,194        18,129
                                             -------       -------
   Operating expenses:
     Marketing and selling                    13,493        14,280
     Financial and administrative
        management                             5,837         5,653
     Research and development                  1,543         1,277
     Profit sharing                               15           103
     Amortization of acquisition costs           912           603
     Nonrecurring charges                         66           --
                                             -------       -------
   Total operating expenses                   21,866        21,916
                                             -------       -------
   Operating loss                             (2,672)       (3,787)
   Interest income                               (77)         (121)
   Interest expense                            2,194         2,083
   Other (income) expenses, net                  (71)           65
                                             -------       -------
   Loss before income taxes                   (4,718)       (5,814)
   Income tax benefit                         (1,934)       (1,948)
                                             -------       -------
   Net loss                                  $(2,784)      $(3,866)
                                             =======       =======
   Basic loss per common share               $ (0.34)      $ (0.48)
                                             =======       =======
   Diluted loss per common share             $ (0.34)      $ (0.48)
                                             =======       =======




   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     January 2    October 3   December 27
   (thousands, except share data)       1998         1997          1996
   Assets
   Current assets:
     Cash and temporary cash
       investments                   $   4,089    $   7,130    $   9,278
     Accounts receivable, less
       allowance for doubtful
       accounts of $2,733, $2,693,
       and $2,284, respectively         49,587       51,168       58,057
     Inventories                        90,191       78,694      110,350
     Deferred income taxes               5,140        7,976        9,763
     Other current assets                7,415        7,781        8,119
                                       -------      -------      -------
   Total current assets                156,422      152,749      195,567
   Property, plant and equipment        32,144       31,360       30,356
   Deferred income taxes                11,126       10,221        5,651
   Intangible assets                    81,463       82,127       53,436
   Other assets                            544          562          644
                                       -------      -------      -------
   Total assets                      $ 281,699     $277,019    $ 285,654
                                       =======      =======      ======+

                                    continued

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                                    January 2    October 3  December 27
                                       1998         1997         1996
   Liabilities and Shareholders'
    Equity
   Current liabilities:
   Short-term debt and current
     maturities of long-term debt     $ 45,224   $  26,082    $  63,323
   Accounts payable                     13,844      10,672       10,945
   Accrued liabilities                  17,614      29,355       24,802
                                       -------     -------      -------
   Total current liabilities            76,682      66,109       99,070
   Long-term debt, less current
    maturities                          88,181      88,753       61,472
   Other liabilities                     4,560       4,426        4,414
                                       -------     -------      -------
   Total liabilities                   169,423     159,288      164,956
                                       -------     -------      -------
   Shareholders' equity:
     Preferred stock:  none issued         --          --           --
     Common stock:
     Class A shares issued:
        January 2, 1998, 6,905,523;
        October 3, 1997, 6,905,523;
        December 27, 1996,
        6,901,885                          345         345          345
     Class B shares issued
        (convertible into Class A):
        January 2, 1998, ,
        1,227,915;
        October 3, 1997, 1,227,915;
        December 27, 1996, 1,228,053        61          61           61
     Capital in excess of par value     44,186      44,186       44,087
     Retained earnings                  77,096      79,882       74,065
     Contingent compensation               (58)        (85)         (94)
     Cumulative translation
        adjustment                      (9,061)     (6,356)       2,500
     Treasury stock:
    January 2, 1998, 22,919 Class A
      shares;
    October 3, 1997, 23,600 Class A
      shares;
    December 27, 1996, 23,400 Class
      A shares                            (293)       (302)        (266)
                                       -------     -------      -------
   Total shareholders' equity          112,276     117,731      120,698
                                       -------     -------      -------
   Total liabilities and
    shareholders' equity              $281,699   $ 277,019    $ 285,654
                                       =======     =======      =======


   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                              Three Months Ended
                                            January 2   December 27
   (thousands)                                 1998          1996

   Cash used for Operations
    Net loss                                $ (2,784)    $  (3,866)
    Noncash items:
    Depreciation and amortization              3,216         2,810
    Deferred income taxes                      2,148          (642)
   Change in assets and liabilities, net
    of effect of businesses acquired or
    sold:
     Accounts receivable, net                    786        (2,770)
     Inventories                             (11,263)       (9,256)
     Accounts payable and accrued
       liabilities                            (8,279)       (8,987)
     Other, net                                 (483)        1,876
                                             -------      --------
                                             (16,659)      (20,835)
                                             -------      --------
   Cash used for Investing
    Activities
    Net assets of businesses acquired, net
     of cash                                  (3,034)          --
    Net additions to property, plant and
     equipment                                (2,072)      (2,521)
                                             -------     --------
                                              (5,106)      (2,521)
                                             -------     --------
   Cash Provided by Financing Activities
    Issuance of senior notes                  25,000           --
    Net change in short-term debt             (6,081)      20,337
    Common stock transactions                      8         (272)
                                             -------     --------
                                              18,927       20,065
    Effect of foreign currency fluctuations
     on cash                                    (203)        (128)
                                             -------     --------
    Decrease  in  cash and  temporary  cash
     investments                              (3,041)      (3,419)
   Cash and Temporary Cash Investments
    Beginning of period                        7,130       12,697
                                             -------     --------
    End of period                           $  4,089     $  9,278
                                             =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


   1     Basis of Presentation
         The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. and subsidiaries (the Company) as of January 2, 1998 and the results of operations and cash flows for the three months ended January 2, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report.

         Because of seasonal and other factors, the results of operations for the three months ended January 2, 1998 are not necessarily indicative of the results to be expected for the full year.

         All amounts, other than share and per share amounts, are stated in thousands.

   2     Income Taxes
         The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3     Inventories
         Inventories at the end of the respective periods consist of the following:

                              January 2     October 3    December 27
                                   1998          1997           1996
         Raw materials         $ 34,643      $ 27,032       $ 41,120
         Work in process          7,012         5,036          6,217
         Finished goods          58,073        56,846         76,936
                                -------       -------        -------
                                 99,728        88,914        124,273
         Less reserves            9,537        10,220         13,923
                                -------       -------        -------
                               $ 90,191      $ 78,694       $110,350
                                =======       =======        =======

   4     Indebtedness
         In October 1997, the Company issued unsecured senior notes totaling $25,000 with an interest rate of 7.15%. The funding commitment for the senior notes was received in July 1997. The senior notes have annual principal payments of $2,000 to $7,000 beginning October 2001 with a final payment due October 2007. Simultaneous with the commitment of the senior notes, the Company executed a foreign currency swap, denominating in Swiss francs all principal and interest payments required under the senior notes. The fixed, effective interest rate to be paid on the senior notes as a result of the currency swap is 4.32%. Proceeds from issuance of the senior notes were used to reduce outstanding indebtedness under the Company's primary revolving credit facility. Outstanding short-term debt totaling $25,000 at October 3, 1997 was classified as long-term in anticipation of refinancing with the proceeds of the senior notes.

   5     Earnings Per Share
         In 1998, the Company adopted FASB Statement 128, Earnings Per Share, which replaced the previously reported earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All per share amounts for all periods have been restated to conform to the requirements of Statement 128.

         The following table sets forth the computation of basic and diluted earnings per share:

                                            Three Months Ended
                                          January 2     December 27
                                             1998            1996
   Net loss for basic and diluted
      earnings per share                 $   (2,784)     $   (3,866)
                                          =========       =========
   Weighted average shares outstanding    8,109,965       8,120,470
   Less nonvested restricted stock           (5,149)         (5,443)
                                          ---------       ---------
   Basic and diluted shares               8,104,816       8,115,027
                                          =========       =========
   Basic loss per common share           $    (0.34)     $    (0.48)
                                            =======          ======
   Diluted loss per common share         $    (0.34)     $    (0.48)
                                             ======          ======


      Options to purchase 627,457 shares of common stock with a weighted average exercise price of $17.46 per share were outstanding at January 2, 1998. Options to purchase 777,754 shares of common stock with a weighted average exercise price of $17.92 per share were outstanding at December 27, 1996. None of the options were included in the computation of diluted earnings per share because the effect would be antidilutive.

   6  Stock Ownership Plans
      A summary of stock option activity related to the Company's plan is as follows:

                                                     Weighted Average
                                         Shares        Exercise Price
   Outstanding at October 3, 1997       686,521                $18.32
      Granted                           217,000                 16.84
      Exercised                            (681)                17.00
      Cancelled                        (275,383)                19.12
                                       --------                ------
   Outstanding at January 2, 1998       627,457                $17.46
                                       ========                ======

   7  Acquisitions
      In January 1998, the Company completed the acquisition of the common stock of Leisure Life Limited, a privately held manufacturer and marketer of small recreational boats. The purchase price, including direct expenses, for the acquisition was approximately $10,200, of which approximately $7,000 was recorded as intangible assets and is being amortized over 25 years.

      In October 1997, the Company completed the acquisition of certain assets of Soniform, Inc., a manufacturer of diving buoyancy compensators, and the common stock of Plastiques L.P.A. Limitee, a privately held Canadian manufacturer of kayaks. The purchase prices for the acquisitions totaled approximately $3,256.

   8  Reclassification
      Certain amounts as previously reported have been reclassified to conform with the current period presentation.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


   The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months ended January 2, 1998 and December 27, 1996. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1997 Annual Report.

   Foreign Operations

   The Company has significant foreign operations, for which the functional currencies are denominated primarily in Swiss and French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's consolidated financial statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies.

   Results of Operations

   Net sales for the three months ended January 2, 1998 totaled $51.8 million, the same as the three months ended December 27, 1996. Sales of businesses acquired in 1998 and 1997 and strong European outdoor equipment and diving business sales offset the absence of the Plastimo business, which was sold in January 1997, and weakness in Japan. Net sales of the Company's North American units for the three months ended January 2, 1998 decreased $1.7 million, or 6%, from the corresponding period in the prior year. Net sales of the Company's European units increased $2.4 million, or 10%, compared to the corresponding period of the prior year. All European businesses contributed to the increase.

   Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were lower for the three months ended January 2, 1998 as compared to the corresponding period of the prior year. Excluding the impact of foreign currencies, net sales increased 5% for the three months ended January 2, 1998.

   Gross profit as a percentage of sales increased to 37.0% for the three months ended January 2, 1998 compared to 35.0% in the corresponding period in the prior year. Acquired businesses, which have higher gross profit margins than historical Company levels, and the European fishing and outdoor equipment businesses contributed to the increase.

   The Company incurred an operating loss of $2.7 million for the three months ended January 2, 1998, compared to an operating loss of $3.8 million for the corresponding period of the prior year. The increase in gross profit led to the reduced operating loss as operating expenses were only nominally lower than the prior year.

   Interest expense totaled $2.2 million for the three months ended January 2, 1998 compared to $2.1 million for the corresponding period of the prior year. Increased debt levels due to acquisitions consummated in 1998 and 1997, offset by improved management of working capital and a favorable interest rate environment, accounted for the change. The Company's tax position improved due to a rate reduction in Italy and an increase in profits in Switzerland.

   The Company incurred a net loss of $2.8 million in the three months ended January 2, 1998 compared to a loss of $3.9 million in the corresponding period of the prior year. On a per share basis, the loss amounts to $0.34 compared to $0.48 in the prior year.

   Financial Condition

   The following discusses changes in the Company's liquidity and capital resources.

                                   Operations

   Cash flows used for operations totaled $16.7 million for the three months ended January 2, 1998 and $20.8 million for the corresponding period of the prior year. Growth in inventories of $11.3 million for the three months ended January 2, 1998 and $9.3 million for the corresponding period of the prior year account for a significant amount of the net usage of funds. The build up of inventory in anticipation of the selling season contributed to the increase in the current year. Inventory turns increased for the period ended January 2, 1998 compared to the corresponding period of the prior year.

   Accounts receivable decreased $0.8 million for the three months ended January 2, 1998 and increased $2.8 million for the corresponding period of the prior year. Cash discounts related to early season buying programs account for much of the decrease in accounts receivable in the current year.

   Accounts payable and accrued liabilities decreased $8.3 million for the three months ended January 2, 1998 and $9.0 million for the corresponding period of the prior year, increasing the net outflow of cash from operations.

   Depreciation and amortization charges were $3.2 million for the three months ended January 2, 1998 and $2.8 million for the corresponding period of the prior year, mitigating the net outflow of operating funds. The increase was due primarily to increased amortization of intangible assets from businesses acquired in 1998 and 1997.

                              Investing Activities

   Expenditures for property, plant and equipment were $2.1 million for the three months ended January 2, 1998 and $2.5 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 1998, capitalized expenditures are anticipated to total approximately $9 million. These expenditures are expected to be funded by working capital or existing credit facilities.

   The Company completed the acquisition of two businesses in the three month period ended January 2, 1998, resulting in a use of cash of $3.0 million.

                              Financing Activities

   Cash flows from financing activities totaled $18.9 million for the three months ended January 2, 1998 and $20.1 million for the corresponding period of the prior year. In October 1997, the Company consummated a private placement of long-term debt totaling $25 million. Payments on long-term debt required to be made in 1998 total $8 million.

   Other Factors

   The Company has not been significantly impacted by inflationary pressures over the last several years. However, from time to time the Company faces changes in the prices of commodities. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate. The Company anticipates that rising costs of basic raw materials may impact 1998 operating costs and, accordingly, the prices of its products. Fluctuations in foreign currencies may also impact the cost of the Company's products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design, identification of sourcing and manufacturing efficiencies and foreign currency hedges.

   Forward-Looking Statements

   Certain matters discussed in this Form 10-Q are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.
   These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects", "believes" or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include adverse weather conditions, changes in consumer spending patterns, the success of the Company's EVA and JWAction programs, actions of companies that compete with JWA and the Company's success in managing inventory. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                           PART II  OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K

           (a) The following documents are filed as part of this Form 10-Q

               Exhibit 27:Financial Data Schedule

           (b) There were no reports on Form 8-K filed for the three months ended January 2, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    JOHNSON WORLDWIDE ASSOCIATES, INC.
      Date:  February 17, 1998

                                    /s/ Carl G. Schmidt
                                    Carl G. Schmidt
                                    Senior Vice President and Chief Financial
                                    Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting
                                    Officer)

                                  EXHIBIT INDEX

                                                                 Page
       Exhibit    Description                                   Number

         27.      Financial Data Schedule                         --