Form 10-Q
period 1998-04-03
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1998-05-18
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended April 3, 1998

                                       OR

   [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to ________________

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

   As of May 1, 1998, 6,869,819 shares of Class A and 1,224,087 shares of Class B common stock of the Registrant were outstanding.

                                   Index                               Page No.


   PART I    FINANCIAL INFORMATION

                     Item 1. Financial Statements

                             Consolidated Statements of Operations -
                             Three Months and Six Months Ended April 3,
                             1998 and March 28, 1997                          1

                             Consolidated Balance Sheets - April 3, 1998,
                             October 3, 1997 and March 28, 1997               2

                             Consolidated Statements of Cash Flows -
                             Six Months Ended April 3, 1998 and March 28,
                             1997                                             4

                             Notes to Consolidated Financial Statements       5


                     Item 2. Management's Discussion and Analysis of
                             Financial Condition and Results of Operations    8


           PART II   OTHER INFORMATION

                     Item 4. Submission of Matters to a Vote of
                             Security Holders                                11


                     Item 6. Exhibits and Reports on Form 8-K                11


                      JOHNSON WORLDWIDE ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended                        Six Months Ended
                                             April 3             March 28              April 3          March 28
     (thousands, except per share data)       1998                1997                   1998             1997
   Net sales                            $     97,938    $        96,111    $           149,779    $      147,928
   Cost of sales                              58,210             58,978                 90,857            92,666
                                            --------          ---------              ---------         ---------
   Gross profit                               39,728             37,133                 58,922            55,262
                                            --------          ---------              ---------         ---------
   Operating expenses:
     Marketing and selling                    19,394             19,023                 32,887            33,303
     Financial and administrative
       management                              6,587              5,891                 12,424            11,544
     Research and development                  1,806              1,224                  3,349             2,501
     Profit sharing                              339                741                    354               844
     Amortization of acquisition costs           943                563                  1,855             1,166
     Nonrecurring charges                         36                  -                    102                 -
                                            --------          ---------              ---------         ---------
   Total operating expenses                   29,105             27,442                 50,971            49,358
                                            --------          ---------              ---------         ---------
   Operating profit                           10,623              9,691                  7,951             5,904
   Interest income                              (68)               (98)                  (145)             (219)
   Interest expense                            2,539              2,344                  4,733             4,427
   Other (income) expenses, net                  142              (105)                     72              (40)
                                            --------          ---------              ---------         ---------
   Income before income taxes                  8,010              7,550                  3,291             1,736
   Income tax expense                          3,271              3,222                  1,337             1,274
                                            --------          ---------              ---------         ---------
   Net income                           $      4,739    $         4,328    $             1,954    $          462
                                            ========          =========              =========         =========
   Basic earnings per common share      $       0.59    $          0.53    $              0.24    $         0.06
                                            ========          =========              =========         =========
   Diluted earnings per common share    $       0.58    $          0.53    $              0.24    $         0.06
                                            ========          =========              =========         =========

   The accompanying notes are an integral part of the consolidated financial statements.




                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

   (thousands, except share data)
                                                                April 3                  October 3            March 28
                                                                  1998                      1997                 1997
   ASSETS
   Current assets:
     Cash and temporary cash investments                        $      4,724           $       7,130      $      5,362
     Accounts receivable, less allowance for
       doubtful accounts of $2,536, $2,693, and
       $2,003, respectively                                           85,451                  51,168            83,254
     Inventories                                                      95,774                  78,694            92,606
     Deferred income taxes                                             7,755                   7,976             9,596
   Other current assets                                                8,446                   7,781             7,570
     Total current assets                                            202,150                 152,749           198,388
     Property, plant and equipment                                    33,857                  31,360            28,774
     Deferred income taxes                                            11,126                  10,221             6,168
     Intangible assets                                                86,330                  82,127            48,482
     Other assets                                                        533                     562               583
                                                                 -----------              ----------        ----------
     Total assets                                                 $  333,996              $  277,019        $  282,395


   continued


                                                                        April 3           October 3         March 28
                                                                         1998                1997              1997
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Short-term debt and current maturities of
       long-term debt                                             $      80,917           $  26,082        $  58,160
     Accounts payable                                                    19,267              10,672           12,987
     Accrued liabilities                                                 27,022              29,355           28,652
                                                                     ----------            --------        ---------
   Total current liabilities                                            127,206              66,109           99,799
   Long-term debt, less current maturities                               87,921              88,753           61,323
   Other liabilities                                                      4,740               4,426            3,765
                                                                     ----------            --------        ---------
   Total liabilities                                                    219,867             159,288          164,887
                                                                     ----------            --------        ---------
   Shareholders' equity:
     Preferred stock:  none issued                                            -                   -                -
     Common stock:
       Class A shares issued:
         April 3, 1998, 6,909,351;
         October 3, 1997, 6,905,523;
         March 28, 1997, 6,905,385                                          345                 345              345
       Class B shares issued (convertible into Class
       A):
         April 3, 1998, , 1,224,087;
         October 3, 1997, 1,227,915;
         March 28, 1997, 1,228,053                                           61                  61               61
     Capital in excess of par value                                      44,193              44,186           44,173
     Retained earnings                                                   81,809              79,882           78,307
     Contingent compensation                                               (65)                (85)            (131)
     Cumulative translation adjustment                                 (11,599)             (6,356)          (4,846)
     Treasury stock:
       April 3, 1998, 39,532 Class A shares;                              (615)               (302)            (401)
       October 3, 1997, 23,600 Class A shares;                            (615)               (302)            (401)
       March 28, 1997, 23,400 Class A shares                              (615)               (302)            (401)
                                                                      ---------           ---------        ---------
   Total shareholders' equity                                           114,129             117,731          117,508
                                                                      ---------           ---------        ---------
   Total liabilities and shareholders' equity                    $      333,996    $        277,019    $     282,395
                                                                      =========           =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.



                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)
                                                              Six Months Ended
                                                            April 3         March 28
                                                             1998              1997
   (thousands)
   CASH USED FOR OPERATIONS
   Net income                                       $        1,954    $         462
   Noncash items:
     Depreciation and amortization                           6,882            5,397
     Deferred income taxes                                     210          (1,145)
   Change in assets and liabilities, net of
     effect of businesses acquired or sold:
       Accounts receivable, net                            (35,390)         (36,963)
       Inventories                                         (15,863)          (4,549)
       Accounts payable and accrued liabilities              5,115            3,992
       Other, net                                           (1,472)            (176)
                                                       -----------        ---------
                                                           (38,564)         (32,982)
                                                       -----------        ---------

   CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
   Net assets of businesses acquired, net                  (12,418)             -
     of cash
   Proceeds from sale of business, net of                        -           13,937
     cash
   Net additions to property, plant and                     (5,613)          (4,521)
     equipment
                                                        ----------        ---------
                                                           (18,031)           9,416
                                                       -----------        ---------
   CASH PROVIDED BY FINANCING ACTIVITIES

   Issuance of senior notes                                 25,000                -
   Net change in short-term debt                            29,869           17,639
   Common stock transactions                                  (333)            (474)
                                                        ----------        ---------
                                                            54,536           17,165

   Effect of foreign currency fluctuations                    (347)            (934)
     on cash
                                                        ----------        ---------
   Decrease in cash and temporary cash                      (2,406)          (7,335)
     investments

   CASH AND TEMPORARY CASH INVESTMENTS
   Beginning of period                                       7,130           12,697
                                                        ----------        ---------
   End of period                                          $  4,724         $  5,362
                                                        ==========        =========

   The accompanying notes are an integral part of the consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1    Basis of Presentation

        The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. and subsidiaries (the Company) as of April 3, 1998 and the results of operations and cash flows for the three months and six months ended April 3, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report.

        Because of seasonal and other factors, the results of operations for the three months and six months ended April 3, 1998 are not necessarily indicative of the results to be expected for the full year.

        All amounts, other than share and per share amounts, are stated in thousands.

   2    Income Taxes

        The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3    Inventories

        Inventories at the end of the respective periods consist of the following:

                                  April 3         October 3          March 28
                                  1998              1997              1997

   Raw materials              $    34,597       $    27,032       $    32,425
   Work in process                  6,818             5,036             6,177
   Finished goods                  61,765            56,846            64,176
                                ---------        ----------        ----------
                                  103,180            88,914           102,778
   Less reserves                    7,406            10,220            10,172
                                ---------        ----------        ----------
                              $    95,774       $    78,694       $    92,606
                                =========        ==========        ==========

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

                                                                Three Months Ended               Six Months Ended
                                                              April 3       March 28        April 3         March 28
                                                                1998            1997          1998             1997
   Net income for basic and diluted earnings per share         $4,739          $4,328         $1,954             $462
                                                            =========       =========      =========        =========
   Weighted average shares outstanding                      8,103,881       8,112,117      8,106,924        8,116,294
   Less nonvested restricted stock                            (6,559)        (11,501)        (6,854)          (9,917)
                                                            ---------       ---------      ---------        ---------
   Basic shares                                             8,097,322       8,100,616      8,100,070        8,106,377
   Dilutive stock options and restricted stock                 30,199          14,561         31,329           12,198
                                                            ---------       ---------      ---------        ---------
   Diluted shares                                           8,127,521       8,115,177      8,131,399        8,118,575
                                                            =========       =========      =========        =========
   Basic earnings per common share                              $0.59           $0.53          $0.24            $0.06
                                                            =========       =========      =========        =========
   Diluted earnings per common share                            $0.58           $0.53          $0.24            $0.06
                                                            =========       =========      =========        =========

   6  Stock Ownership Plans

      A summary of stock option activity related to the Company's plans is as follows:

                                                                   Weighted
                                                  Shares            Average
                                                                   Exercise
                                                                      Price

             Outstanding at October 3, 1997       686,521            $18.32
             Granted                              247,000             17.01
             Exercised                            (10,243)            13.96
             Cancelled                           (302,517)            19.17
                                               ----------         ---------
             Outstanding at April 3, 1998         620,761            $17.45
                                               ==========         =========

   7  Acquisitions

      In January 1998, the Company completed the acquisition of the common stock of Leisure Life Limited, a privately held manufacturer and marketer of small recreational boats. The purchase price, including direct expenses, for the acquisition was approximately $10,391, of which approximately $7,400 was recorded as intangible assets and is being amortized over 25 years.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


   The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and six months ended April 3, 1998 and March 28, 1997. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1997 Annual Report.

   Foreign Operations

   The Company has significant foreign operations, for which the functional currencies are denominated primarily in Swiss and French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's consolidated financial statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies. The appreciation of the U.S. dollar significantly reduced the cumulative translation component of shareholders' equity during the six months ended April 3, 1998 and the corresponding period in the prior year.

   Results of Operations

   Net sales for the three months ended April 3, 1998 totaled $97.9 million, compared to $96.1 million in the three months ended March 28, 1997. Net sales for the six months ended April 3, 1998 increased $1.9 million to $149.8 million. Sales of businesses acquired in 1998 and 1997 and strong
   European outdoor equipment sales offset the absence of the Plastimo business, which was sold in January 1997, and weakness in the fishing business in North America and the diving business in Japan.

   Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were lower for the three months and six months ended April 3, 1998 as compared to the corresponding period of the prior year. Excluding the impact of foreign currencies and the Plastimo business, net sales increased 8% and 11%, respectively, for the three months and six months ended April 3, 1998.

   Gross profit as a percentage of sales increased to 40.6% for the three months ended April 3, 1998 compared to 38.6% in the corresponding period in the prior year. Gross profit for the six months ended April 3, 1998 increased to 39.3% from 37.4% in the prior year. Acquired businesses, which have higher gross profit margins than historical Company levels, and the watercraft and diving businesses contributed to the increase.

   The Company recognized an operating profit of $10.6 million for the three months ended April 3, 1998, compared to an operating profit of $9.7 million for the corresponding period of the prior year. For the six months ended April 3, 1998, operating profit increased to $8.0 million, from $5.9 million in the prior year. The increases in sales and gross profit led to the increased operating profit, more than offsetting modest increases in operating expenses in the current year.

   Interest expense totaled $4.7 million for the six months ended April 3, 1998 compared to $4.4 million for the corresponding period of the prior year. Increased debt levels due to acquisitions consummated in 1998 and 1997, offset by improved management of working capital and a favorable interest rate environment, accounted for the change. The Company's effective tax rate improved due to a rate reduction in Italy and an increase in profits in Switzerland, which has lower overall tax rates.

   The Company recognized net income of $4.7 million in the three months ended April 3, 1998 compared to net income of $4.3 million in the corresponding period of the prior year. Diluted earnings per share totaled $0.58 for the three months ended April 3, 1998 compared to $0.53 in the prior year. Year to date diluted earnings per share increased to $0.24 from $0.06 in the prior year.

   Financial Condition

   The following discusses changes in the Company's liquidity and capital resources.

                                   Operations

   Cash flows used for operations totaled $38.6 million for the six months ended April 3, 1998 and $33.0 million for the corresponding period of the prior year.

   Accounts receivable seasonally increased $35.4 million for the six months ended April 3, 1998 and $37.0 million for the corresponding period of the prior year. Seasonal growth in inventories of $15.9 million for the six months ended April 3, 1998 and $4.5 million for the corresponding period of the prior year also accounted for a portion of the net usage of funds.
   Inventory turns increased for the period ended April 3, 1998 compared to the corresponding period of the prior year.

   Accounts payable and accrued liabilities increased $5.1 million for the six months ended April 3, 1998 and $4.0 million for the corresponding period of the prior year, decreasing the net outflow of cash from operations.

   Depreciation and amortization charges were $6.9 million for the six months ended April 3, 1998 and $5.4 million for the corresponding period of the prior year. The increase was due primarily to increased amortization of intangible assets from businesses acquired in 1998 and 1997.

   Investing Activities

   Expenditures for property, plant and equipment were $5.6 million for the six months ended April 3, 1998 and $4.5 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 1998, capitalized expenditures are anticipated to total approximately $9-10 million. These expenditures are expected to be funded by working capital or existing credit facilities.

   The Company completed the acquisition of three businesses in the six month period ended April 3, 1998, resulting in a use of cash of $12.4 million.
   The sale of the Plastimo business generated $13.9 million of cash in the prior year.

   Financing Activities

   Cash flows from financing activities totaled $54.5 million for the three months ended April 3, 1998 and $17.2 million for the corresponding period of the prior year. In October 1997, the Company consummated a private placement of long-term debt totaling $25 million. Payments on long-term debt required to be made in 1998 total $8 million.

   Other Factors

   The Company has not been significantly impacted by inflationary pressures over the last several years. However, from time to time the Company faces changes in the prices of commodities. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. Fluctuations in foreign currencies may also impact the cost of the Company's products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design, identification of sourcing and manufacturing efficiencies and foreign currency hedges.

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


                           PART II  OTHER INFORMATION



   Item 4. Submission of Matters to a Vote of Security Holders
           At the Company's Annual Meeting on January 28, 1998, the shareholders voted on two shareholder proposals and to elect the following individuals as Directors for terms that expire at the next annual meeting:


                                              Votes      Votes
                                               Cast       Cast           Votes                       Broker
                                               For      Against        Withheld      Abstentions    Non-Votes
          Class A Directors:

          Gregory E. Lawton                  5,684,388      0        548,365           0           0
          Glenn N. Rupp                      5,684,388      0        548,365           0           0

          Class B Directors:

          Samuel C. Johnson                  1,216,299      0           0              0           0

          Helen P. Johnson-Leipold           1,216,299      0           0              0           0
          Thomas F. Pyle, Jr.                1,216,299      0           0              0           0
          Ronald C. Whitaker                 1,216,299      0           0              0           0
          Proposal 1 regarding sale or
             merger of Company               1,756,873    16,088,431    0         16,455           533,984
          Proposal 2 regarding director
             compensation                    2,328,631    15,512,323    0         20,805           533,984

          Votes cast for or against Proposals 1 and 2 reflect that holders of Class B shares are entitled to 10 votes per share for matters other than the election of Directors.


   Item 6.Exhibits and Reports on Form 8-K

          (a) The following documents  are filed as part  of this Form
              10-Q
              Exhibit 4.16: Amended and Restated Credit Agreement dated as of April 3, 1998

              Exhibit 27:Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the three months ended April 3, 1998.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 JOHNSON WORLDWIDE ASSOCIATES, INC.


      Date:  May 16, 1998


                                 /s/ Carl G. Schmidt
                                 Carl G. Schmidt
                                 Senior Vice President and Chief
                                 Financial Officer, Secretary and
                                 Treasurer
                                 (Principal Financial and Accounting
                                 Officer)

                                  EXHIBIT INDEX



                                                              Page
      Exhibit    Description                                 Number

        4.16     Amended and Restated Credit Agreement         -
                 dated as of April 3, 1998

        27.      Financial Data Schedule                       -