Form 10-Q
period 1998-07-03
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1998-08-17
CIK 788329

=======================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1998

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of July 24, 1998, 6,870,045 shares of Class A and 1,223,861 shares of Class B common stock of the Registrant were outstanding.

   =======================================================================

                           Index                                   Page No.

   PART I    FINANCIAL INFORMATION

             Item 1.  Financial Statements

                  Consolidated Statements of Operations -
                  Three Months and Nine Months Ended
                  July 3, 1998 and June 27, 1997                       1

                  Consolidated Balance Sheets - July 3, 1998,
                  October 3, 1997 and June 27, 1997                    2

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended July 3, 1998 and
                  June 27, 1997                                        4

                  Notes to Consolidated Financial Statements           5

             Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                   8

   PART II   OTHER INFORMATION

             Item 5.   Other Information                              11

             Item 6.   Exhibits and Reports on Form 8-K               11

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                     Three Months Ended    Nine Months Ended
                                      July 3    June 27    July 3    June 27
   (thousands, except per share data)   1998      1997      1998       1997

   Net sales                         $106,757   $86,894   $256,536   $234,822
   Cost of sales                       64,221    54,422    155,078    147,088
                                     --------  -------    --------   --------
   Gross profit                        42,536    32,472    101,458     87,734
                                     --------  -------    --------   --------
   Operating expenses:
     Marketing and selling             19,832    17,430     52,719     50,733
     Financial and administrative
      management                        6,613     4,907     19,038     16,451
     Research and development           1,745    1,255       5,094      3,756
     Profit sharing                     1,142      409       1,496      1,253
     Amortization of acquisition
      costs                               963      562       2,818      1,728
     Nonrecurring charges                 959        -       1,061          -
                                     --------  -------    --------   --------
   Total operating expenses            31,254   24,563      82,226     73,921
                                     --------  -------    --------   --------
   Operating profit                    11,282    7,909      19,232     13,813
   Interest income                       (119)    (105)       (264)      (324)
   Interest expense                     2,637    2,153       7,370      6,580
   Other expenses, net                    105      196         176        156
                                     --------  -------    --------   --------
   Income before income taxes           8,659    5,665      11,950      7,401
   Income tax expense                   3,755    2,379       5,091      3,653
                                     --------  -------    --------   --------
   Net income                        $  4,904  $ 3,286    $  6,859   $  3,748
                                     ========  =======    ========   ========
   Basic earnings per common share   $   0.61  $  0.41    $   0.85   $   0.46
                                     ========  =======    ========   ========
   Diluted earnings per common share $   0.61  $  0.41    $   0.84   $   0.46
                                     ========  =======    ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                              July 3   October 3    June 27
   (thousands, except share data)              1998       1997       1997
   ASSETS
   Current assets:
     Cash and temporary cash investments    $  8,497   $  7,130    $ 10,635
     Accounts receivable, less allowance
      for doubtful accounts of $2,856,
      $2,693, and $2,195, respectively        75,033     51,168      71,528
     Inventories                              85,642     78,694      82,352
     Deferred income taxes                     7,853      7,976       9,705
   Other current assets                        7,172      7,781       4,318
                                            --------   --------    --------
   Total current assets                      184,197    152,749     178,538
   Property, plant and equipment              34,541     31,360      28,479
   Deferred income taxes                      10,428     10,221       6,204
   Intangible assets                          85,404     82,127      47,477
   Other assets                                  510        562         612
                                            --------   --------    --------
   Total assets                             $315,080   $277,019    $261,310
                                            ========   ========    ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Short-term debt and current
      maturities of long-term debt          $ 57,629   $ 26,082    $ 35,376
     Accounts payable                         15,546     10,672      11,101
     Accrued liabilities                      31,089     29,355      29,593
                                            --------   --------    --------
   Total current liabilities                 104,264     66,109      76,070
   Long-term debt, less current maturities    88,115     88,753      61,278
   Other liabilities                           4,058      4,426       3,827
                                            --------   --------    --------
   Total liabilities                         196,437    159,288     141,175
                                            --------   --------    --------
   Shareholders' equity:
     Preferred stock: none issued                  -          -           -
     Common stock:
       Class A shares issued:
        July 3, 1998, 6,909,577;
        October 3, 1997, 6,905,523;
        June 27, 1997, 6,905,385                 346        345         346
     Class B shares issued (convertible
      into Class A):
        July 3, 1998, , 1,223,861;
        October 3, 1997, 1,227,915;
        June 27, 1997, 1,228,053                  61         61          61
     Capital in excess of par value           44,205     44,186      44,172
     Retained earnings                        86,714     79,882      81,580
     Contingent compensation                     (40)       (85)       (110)
     Cumulative translation adjustment       (12,028)    (6,356)     (5,563)
     Treasury stock:
       July 3, 1998, 39,532 Class A shares;
       October 3, 1997, 23,600 Class A shares;
       June 27, 1997, 27,400 Class A shares     (615)      (302)       (351)
                                            --------   --------    --------
   Total shareholders' equity                118,643    117,731     120,135
                                            --------   --------    --------
   Total liabilities and
    shareholders' equity                    $315,080   $277,019    $261,310
                                            ========   ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Nine Months Ended
                                                         July 3      June 27
   (thousands)                                             1998        1997
   CASH USED FOR OPERATIONS
   Net income                                           $  6,859     $ 3,748
   Noncash items:
     Depreciation and amortization                        10,344       7,904
     Deferred income taxes                                   104      (1,250)
     Change in assets and liabilities, net of
      effect of businesses acquired or sold:
       Accounts receivable, net                          (24,832)    (25,461)
       Inventories                                        (5,637)      5,063
       Accounts payable and accrued liabilities            5,477       3,444
       Other, net                                           (613)      4,698
                                                         -------     -------
                                                          (8,298)     (1,854)
                                                         -------     -------
   CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
   Net assets of businesses acquired, net of cash        (12,418)          -
   Proceeds from sale of business, net of cash                 -      13,937
   Net additions to property, plant and equipment         (8,811)     (7,330)
                                                         -------     -------
                                                         (21,229)      6,607
                                                         -------     -------
   CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
   Issuance of senior notes                               25,000           -
   Net change in short-term debt                           6,573      (5,123)
   Common stock transactions                                (320)       (462)
                                                         -------     -------
                                                          31,253      (5,585)
   Effect of foreign currency fluctuations on cash          (359)     (1,230)
                                                         -------     -------
   Increase (decrease) in cash and temporary
    cash investments                                       1,367      (2,062)
   CASH AND TEMPORARY CASH INVESTMENTS
   Beginning of period                                     7,130      12,697
                                                         -------     -------
   End of period                                         $ 8,497     $10,635
                                                         =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

   1    Basis of Presentation

        The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. and subsidiaries (the Company) as of July 3, 1998 and the results of operations and cash flows for the three months and nine months ended July 3, 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report.

        Because of seasonal and other factors, the results of operations for the three months and nine months ended July 3, 1998 are not necessarily indicative of the results to be expected for the full year.

        All amounts, other than share and per share amounts, are stated in thousands.

   2    Income Taxes

        The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

   3    Inventories

   Inventories at the end of the respective periods consist of the following:

                                          July 3      October 3    June 27
                                           1998         1997         1997

   Raw materials                         $29,202      $27,032      $31,076
   Work in process                         7,280        5,036        6,348
   Finished goods                         56,171       56,846       54,626
                                         -------      -------      -------
                                          92,653       88,914       92,050
   Less reserves                           7,011       10,220        9,698
                                         -------      -------      -------
                                         $85,642      $78,694      $82,352
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

              The following table sets forth the computation of basic and diluted earnings per share:

                                    Three Months Ended    Nine Months Ended
                                     July 3    June 27    July 3    June 27
                                       1998      1997       1998       1997
   Net income for basic and
    diluted earnings per share       $4,904     $3,286     $6,859     $3,748
                                  =========  =========  =========  =========
   Weighted average shares
    outstanding                   8,093,906  8,106,038  8,102,585  8,112,875
   Less nonvested restricted
    stock                            (4,958)    (9,801)    (6,222)    (9,879)
                                  ---------  ---------  ---------  ---------
   Basic shares                   8,088,948  8,096,237  8,096,363  8,102,996
   Dilutive stock options and
    restricted stock                 10,997      6,738     24,551     10,379
                                  ---------  ---------  ---------  ---------
   Diluted shares                 8,099,945  8,102,975  8,120,914  8,113,375
                                  =========  =========  =========  =========
   Basic earnings per common share    $0.61      $0.41      $0.85      $0.46
                                      =====      =====      =====      =====
   Diluted earnings per common share  $0.61      $0.41      $0.84      $0.46
                                      =====      =====      =====      =====

   6    Stock Ownership Plans

   A summary of stock option activity related to the Company's plans is as follows:

                                                      Weighted Average
                                         Shares        Exercise Price

   Outstanding at October 3, 1997       686,521            $18.32
   Granted                              247,000             17.01
   Exercised                            (10,243)            13.96
   Cancelled                           (311,217)            19.19
                                        -------            ------
   Outstanding at July 3, 1998          612,061            $17.42
                                        =======            ======

   7    Acquisitions

        In February 1998, the Company completed the acquisition of the common stock of Leisure Life Limited, a privately held manufacturer and marketer of small recreational boats. The purchase price, including direct expenses, for the acquisition was approximately $10,391, of which approximately $7,400 was recorded as intangible assets and is being amortized over 25 years.

        In October 1997, the Company completed the acquisition of certain assets of Soniform, Inc., a manufacturer of diving buoyancy compensators, and the common stock of Plastiques L.P.A. Limitee, a privately held Canadian manufacturer of kayaks. The purchase prices for the acquisitions totaled approximately $3,256.

   8    Litigation

        In June 1998, certain businesses acquired by the Company became subject to judgments in civil liability cases in the amount of $2,000. The judgments are being appealed. The Company believes that any payments made as a result of these judgments, including costs and expenses, will reduce payments otherwise due to selling shareholders of the businesses acquired.

   9    Reclassification

        Certain amounts as previously reported have been reclassified to conform with the current period presentation.


                 Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

   The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and nine months ended July 3, 1998 and June 27, 1997. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1997 Annual Report.

   Foreign Operations

   The Company has significant foreign operations, for which the functional currencies are denominated primarily in Swiss and French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's consolidated financial statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies. The appreciation of the U.S. dollar significantly reduced the cumulative translation component of shareholders' equity during the nine months ended July 3, 1998 and the corresponding period in the prior year.

   Results of Operations

   Net sales for the three months ended July 3, 1998 totaled $106.8 million, compared to $86.9 million in the three months ended June 27, 1997. Net sales for the nine months ended July 3, 1998 increased $21.7 million to $256.5 million. Sales of products from businesses acquired in 1998 and 1997 more than offset the absence of the Plastimo business, which was sold in January 1997.

   Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were lower for the three months and nine months ended July 3, 1998 as compared to the corresponding period of the prior year. Excluding the impact of foreign currencies and the Plastimo business, net sales increased 25% and 16%, respectively, for the three months and nine months ended July 3, 1998.

   Gross profit as a percentage of sales increased to 39.8% for the three months ended July 3, 1998 compared to 37.4% in the corresponding period in the prior year. Gross profit margin for the nine months ended July 3, 1998 increased to 39.5% from 37.4% in the prior year. Acquired businesses, which have higher gross profit margins than historical Company levels, and the diving business contributed to the increase.

   The Company recognized an operating profit of $11.3 million for the three months ended July 3, 1998, compared to an operating profit of $7.9 million for the corresponding period of the prior year. For the nine months ended July 3, 1998, operating profit increased to $19.2 million, from $13.8 million in the prior year. The increases in sales and gross profit margin led to the increased operating profit, more than offsetting increases in operating expenses, which increased at a rate consistent with sales in the current year.

   Interest expense totaled $7.4 million for the nine months ended July 3, 1998 compared to $6.6 million for the corresponding period of the prior year. Increased debt levels due to acquisitions consummated in 1998 and 1997, offset by improved management of working capital and a favorable interest rate environment, accounted for the change. The Company recognized nonrecurring charges totaling $1.0 million and $1.1 million for the three months and nine months ended July 3, 1998, respectively, due primarily to severance and other costs related to integration of acquired businesses. The Company's effective tax rate improved due to a rate reduction in Italy and an increase in profits in Switzerland, which has lower overall tax rates.

   The Company recognized net income of $4.9 million in the three months ended July 3, 1998 compared to net income of $3.3 million in the corresponding period of the prior year. Diluted earnings per share totaled $0.61 for the three months ended July 3, 1998 compared to $0.41 in the prior year. Year to date diluted earnings per share increased to $0.84 from $0.46 in the prior year.

   Financial Condition

   The following discusses changes in the Company's liquidity and capital resources.

                                   Operations

   Cash flows used for operations totaled $8.3 million for the nine months ended July 3, 1998 and $1.9 million for the corresponding period of the prior year.

   Accounts receivable seasonally increased $24.8 million for the nine months ended July 3, 1998 and $25.5 million for the corresponding period of the prior year. Seasonal growth in inventories of $5.6 million for the nine months ended July 3, 1998 also accounted for a portion of the net usage of funds. Liquidation of excess inventories in the prior year more than offset normal seasonal growth. Inventory turns increased for the period ended July 3, 1998 compared to the corresponding period of the prior year.

   Accounts payable and accrued liabilities increased $5.5 million for the nine months ended July 3, 1998 and $3.4 million for the corresponding period of the prior year, decreasing the net outflow of cash from operations.

   Depreciation and amortization charges were $10.3 million for the nine months ended July 3, 1998 and $7.9 million for the corresponding period of the prior year. The increase was due primarily to increased amortization of intangible assets from businesses acquired in 1998 and 1997.

                              Investing Activities

   Expenditures for property, plant and equipment were $8.8 million for the nine months ended July 3, 1998 and $7.3 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 1998, capitalized expenditures are anticipated to total approximately $10 million. These expenditures are expected to be funded by working capital or existing credit facilities.

   The Company completed the acquisitions of three businesses in the nine month period ended July 3, 1998, resulting in a use of cash of $12.4 million. The sale of the Plastimo business generated $13.9 million of cash in the prior year.

                              Financing Activities

   Cash flows from financing activities totaled $31.3 million for the nine months ended July 3, 1998 versus a net cash outflow of $5.6 million for the corresponding period of the prior year. In October 1997, the Company consummated a private placement of long-term debt totaling $25 million. Payments on long-term debt required to be made in 1998 total $8 million.

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

   Forward-Looking Statements

   Certain matters discussed in this Form 10-Q are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.
   These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects", "believes" or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the extent of the Year 2000 issue, adverse weather conditions, changes in consumer spending patterns, the success of the Company's EVA/R/ and JWAction programs, actions of companies that compete with JWA and the Company's success in managing inventory. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                           PART II  OTHER INFORMATION

   Item 5.   Other Information

        All shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (Rule 14a-8), for presentation at the 1999 Annual Meeting of Shareholders must be received at the offices of the Company, 1326 Willow Road, Sturtevant Wisconsin 53177 by August 22, 1998 for inclusion in the Company's proxy statement and form of proxy relating to that meeting. In addition, a shareholder who otherwise intends to present business at the 1999 Annual Meeting of Shareholders must comply with the requirements set forth in the Company's Bylaws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the Bylaws, to the Secretary of the Company not more than 90 days prior to the date of such annual meeting and not less than the close of business on the later of (i) the 60th day prior to such annual meeting and (ii) the 10th day following the day on which public announcement of the date of such meeting is first made. Under the Bylaws, if the Company does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 (i.e., proposals shareholders intend to present at the 1999 Annual Meeting of Shareholders but do not intend to have included in the Company's proxy statement and form of proxy for such meeting) prior to the close of business on November 27, 1998, then the notice will be considered untimely and the Company will not be required to present such proposal at the 1999 Annual Meeting of Shareholders. If the Board of Directors chooses to present such proposal at the 1999 Annual Meeting of Shareholders, then the persons named in proxies solicited by the Board of Directors for the 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal. The 1999 Annual Meeting of Shareholders is scheduled to be held on January 26, 1999.

   Item 6. Exhibits and Reports on Form 8-K

        (a)  The following documents are filed as part of this Form 10-Q

             Exhibit 27: Financial Data Schedule (EDGAR version only)

        (b) There were no reports on Form 8-K filed for the three months ended July 3, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                JOHNSON WORLDWIDE ASSOCIATES, INC.

   Date:  August 14, 1998


                                /s/ Carl G. Schmidt
                                Carl G. Schmidt
                                Senior Vice President and Chief Financial
                                Officer,
                                Secretary and Treasurer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit    Description                                        Page
                                                                 Number

     27.      Financial Data Schedule (EDGAR version only)         -