Form 10-K
period 1998-10-02
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1998-12-22
CIK 788329

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 2, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [ X ] No. [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

As of November 16, 1998, 6,870,045 shares of Class A and 1,223,861 shares of Class B common stock of the Registrant were outstanding. The aggregate market value of voting stock of the Registrant held by nonaffiliates of the Registrant was approximately $36,015,000 on November 16, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

                                              Part and Item Number of Form 10-K
Document                                      into which Incorporated
---------------------------------             ---------------------------------
Johnson Worldwide Associates, Inc.            Part III, Items 10, 11, 12 and 13
Notice   of   Annual  Meeting  of
Shareholders and Proxy Statement
for the Annual Meeting of
Shareholders to be held January
26, 1999

Table of Contents
                                                            Page
Business ..........................................           1
Properties ........................................           5
Legal Proceedings .................................           5
Submission of Matters to a Vote of Security Holders           5
Market for Registrant's Common Equity and
Related Stockholder Matters .......................           5
Selected Financial Data ...........................           6
Management's Discussion and Analysis of
Financial Condition and Results of Operations .....           7
Quantitative and Qualitative Disclosures
about Market Risk .................................          11
Financial Statements and Supplementary Data .......          11
Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure ...............          11
Directors and Executive Officers of the Registrant           12
Executive Compensation ............................          12
Security Ownership of Certain Beneficial Owners
and Management ....................................          12
Certain Relationships and Related Transactions ....          12
Exhibits, Financial Statement Schedules and
Reports on Form 8-K ...............................          12
Signatures ........................................          13
Exhibit Index .....................................          14
Consolidated Financial Statements .................          F-1

                                     PART I

ITEM 1.  BUSINESS

Johnson Worldwide Associates, Inc. and its subsidiaries (hereinafter the Company) are engaged in the design, manufacture and marketing of recreation products. The Company's primary focus is product design, product innovation and marketing to maintain its strong brand names and consumer recognition. Research and development activities for each of the Company's five principal businesses emphasize new products and innovation to differentiate the Company's products from those of its competitors. The Company is controlled by Samuel C. Johnson, members of his family and related entities.

The Company was, until January 1997, a leading supplier in Europe of marine products and accessories, which the Company sold under the Plastimo name. The Plastimo business was sold in January 1997.

Diving
The Company is one of the world's largest manufacturers and distributors of technical underwater diving products which it sells under the Scubapro and SnorkelPro names. The Company markets a full line of underwater diving and snorkeling equipment, including regulators, stabilizing jackets, tanks, depth gauges, masks, fins, snorkels, diving electronics and other accessories. In 1997, the Company acquired the stock of Uwatec AG, a leading manufacturer of dive computers and other electronics, which are sold under the Aladin and Uwatec brands. Scubapro, Aladin and Uwatec products are marketed globally to the high quality, premium priced segment of the market. The Company maintains a marketing strategy of limited distribution, selling primarily through independent specialty diving shops worldwide. These diving shops generally provide a wide range of services to divers, including instruction and repair service.

The Company focuses on maintaining Scubapro, Aladin and Uwatec as the market leaders in innovation and new products. The Company maintains research and development functions both in the United States and Europe and holds several patents on products and features. Consumer advertising focuses on building the brand names and position as the high quality and innovative leader in the industry. The Company advertises its equipment in diving magazines and through in-store displays.

In October  1997,  the Company  acquired  certain  assets of  Soniform,  Inc., a manufacturer of diving buoyancy compensators primarily for the original equipment market, which expanded the Company's manufacturing capability for these products.

The Company maintains manufacturing and assembly facilities in the United States, Switzerland, Mexico, Italy and Indonesia. The Company procures a majority of its rubber and plastic products and components from third-party manufacturers.

Watercraft
The Company's original watercraft company is Old Town Canoe. Whitewater, tripping, touring and general recreational purpose canoes for the high quality and mid-price segments of the canoe market and both entry level and higher performance kayaks are produced under the Old Town name. The Company uses a patented rotational-molding process for manufacturing polyethylene canoes to compete in the higher volume, mid-priced range of the market. These canoes feature many of the design and durability characteristics of higher priced canoes. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood. Carlisle Paddles, a manufacturer of canoe and kayak paddles and rafting oars, supplies paddles that are sold by the Company's other watercraft businesses as well as products distributed directly through the same channels as the Company's watercraft.

In 1998, the Company completed the acquisition of the common stock of Leisure Life Limited, a privately held manufacturer and marketer of small thermoformed recreational boats, including canoes, pedal boats, deck boats and tenders. In 1998, the Company also acquired the stock of Plastiques L.P.A. Limitee, the manufacturer of the Dimension brand of kayaks. In 1997, the Company acquired Ocean Kayak, a leading manufacturer of sit-on-top kayaks.

The Company's canoes and kayaks are sold primarily to sporting goods stores, catalog and mail order houses such as L. L. Bean/R/, canoe specialty stores and marine dealers in the United States and Europe. Leisure Life products are sold through marine dealers and large retail chains.

The North American market for kayaks is exhibiting strong growth, while the canoe market is relatively constant. The Company believes, based on industry and other data, that it is the leading manufacturer of canoes and kayaks in the United States in both unit and dollar sales.

Motors and Fishing
The overall motors and fishing markets in which the Company competes have been stagnant in recent years. The Company believes it has been able to maintain its share of most markets primarily as a result of emphasis on marketing and product innovation. The Company controls the leading market share of the electric fishing motor market.

                                     Motors
The Company manufactures, under its Minn Kota and Neptune names, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company's Minn Kota and Neptune motors and related accessories are sold in the United States, Canada, Europe and the Pacific Basin through large retail store chains such as Wal Mart and K-Mart, catalogs, such as Bass Pro Shops and Cabelas, sporting goods specialty stores, marine dealers, and original equipment boat manufacturers. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

In 1998, the Company entered into an arrangement with Ranger/R/ Boats, a premier manufacturer, to supply Minn Kota motors on original equipment boats. In 1998, the Company also entered into an arrangement with Outboard Marine Corporation (OMC) to manufacture all Evinrude/R/ branded electric trolling motors for use on original equipment and to service the aftermarket through their dealer base. The Company's Lake Electric Motors division manufactures components for Minn Kota and electric motors for original equipment manufacturers.

The Company's line of Airguide marine, weather and automotive instruments is distributed primarily in the United States through large retail store chains and original equipment manufacturers. Airguide products are manufactured by the Company or sourced from third-party manufacturers.

                                    Fishing
The Company's fishing products include Mitchell and Spidercast reels and rods, Johnson reels, Beetle Spin soft body lures, Johnson Silver Minnow spoons and SpiderWire, a leading brand in the "superline" and monofilament segments of the fishing line market.

The Company markets Johnson fishing reels, which are primarily closed-face spincast reels, as well as Mitchell reels, primarily open-faced spinning and bait casting reels. Reels are sold individually and in rod and reel combinations, primarily through large retail store chains, catalogs and specialty fishing shops in the United States, Canada, Europe and the Pacific Basin. The Company's reels compete in a segment of the U.S. fishing reel market which is dominated by larger manufacturers. Marketing support for the Company's reels is focused on building brand names, emphasizing product features and innovation and on developing specific segments of the reel market through advertising on television, in national outdoor magazines and through trade and consumer support at retail. The Company's rods and reels are produced by third-party manufacturing sources.

The Company purchases, from third-party manufacturers, its SpiderWire premium braided line and SpiderWire Fusion products, which have performance characteristics superior to those of monofilament fishing line. SpiderWire premium braided line competes in the "superline" segment of the fishing line category, while SpiderWire Fusion is positioned just above the high end of the monofilament market. In 1997, the Company introduced a monofilament product under the SpiderWire brand. These products are sold through large retail store chains, catalogs and specialty stores.

The Company's artificial lure products are manufactured by third parties. These products are sold primarily through large retail store chains.

Outdoor Equipment
The Company's outdoor equipment products include Eureka! and Camp Trails camping tents and backpacks, Jack Wolfskin camping tents, backpacks and outdoor clothing, and Silva field compasses.

Eureka! and Camp Trails camping tents and backpacks compete primarily in the mid- to high-price range within their respective markets and are sold in the United States and Canada through independent sales representatives primarily to sporting goods stores, catalog and mail order houses and camping and backpacking specialty stores. Marketing of the Company's tents and backpacks is focused on building the Eureka! and Camp Trails brand names and establishing the Company as a leader in product design and innovation. The Company's camping tents and backpacks are produced primarily by third-party manufacturing sources.

The Company's Eureka! camping tents have outside self-supporting aluminum frames, allowing quicker and easier set-up, a design approach first introduced by the Company. Most Eureka! tents are made from breathable nylon. Eureka! camping products are sold under license in Japan and Korea.

Camp Trails backpacks consist primarily of internal and external frame backpacks for hiking and mountaineering, but also include soft back bags, day packs and travel packs. Jack Wolfskin, a German marketer of camping tents, backpacks and outdoor clothing, distributes its products primarily through camping and backpacking specialty stores in Germany with additional distribution in other European countries, Canada and the United States and, under license, in Japan. Certain of these stores sell Jack Wolfskin products exclusively.

The Company's Eureka! commercial tents include party tents, sold primarily to general rental stores, and other commercial tents sold directly to tent erectors. Commercial tents are manufactured by the Company in the United States. The Company was awarded several contracts for production of both camping and commercial tents by the U.S. Armed Forces in 1997.

Silva field compasses, which are manufactured by third parties, are marketed exclusively in North America, the area for which trademark rights for the Silva brand are owned.

Sales by Principal Business
See Note 12 to the Consolidated Financial Statements for financial information comparing sales by major product category.

International Operations
See Note 12 to the Consolidated Financial Statements for financial information comparing the Company's domestic and international operations.

Research and Development
The Company commits significant resources to research and new product development. The Company expenses research and development costs as incurred. The amounts expended by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Consolidated Statements of Operations.

Competition
The markets for the Company's products are very competitive. The Company believes its products compete favorably on the basis of product innovation, product performance and marketing support and, to a lesser extent, price.

Employees
At October 2, 1998, the Company had approximately 1,400 employees working in its businesses. The Company considers its employee relations to be excellent. Temporary employees are utilized to manage peaks in the seasonal manufacturing of products.

Backlog
The Company's recreation businesses do not receive significant orders in advance of expected shipment dates for the majority of its products. Unfilled orders for future delivery of tents to the United States Armed Forces and other governments totaled $7.2 million at October 2, 1998.

Patents, Trademarks and Proprietary Rights
The Company owns no single patent which is material to its business as a whole. However, the Company holds several patents, principally for diving products, rotational-molded canoes and electric motors, and has filed several applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are discussed on the preceding pages.

Sources and Availability of Materials
The Company's products use materials that are generally in adequate supply.

Seasonality
The Company's business is seasonal. The following table shows total net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year. Inventory writedowns of $10.3 million in 1996 are included as components of the fourth quarter operating losses. Nonrecurring charges totaling $1.4 million, $0.3 million and $6.8 million impacted operating results in 1998, 1997 and 1996, respectively.

                                                                                    Year Ended
                           October 2, 1998           October 3, 1997           September 27, 1996
                          Net      Operating        Net      Operating        Net     Operating
                          Sales    Profit (Loss)    Sales    Profit (Loss)   Sales    Profit (Loss)(1)
Quarter Ended
December                   16%     (14)%             17%      (32)%             17%     NM
March                      30       57               32        81               32      NM
June                       32       60               29        66               32      NM
September                  22       (3)              22       (15)              19      NM
                          100%     100%             100%      100%             100%     NM
(1)Results not meaningful.


Executive Officers
The following list sets forth certain information, as of November 16, 1998, regarding the executive officers of the Company.

R. C. Whitaker, age 51, became President and Chief Executive Officer of the Company in October 1996. From December 1995 to October 1996, Mr. Whitaker was President and Chief Executive Officer of EWI, Inc., a supplier to the automotive industry. From 1992 to September 1995, Mr. Whitaker was Chairman, President and Chief Executive Officer of Colt's Manufacturing Company, Inc., a manufacturer of firearms.

Carl G. Schmidt, age 42, became Senior Vice President of the Company in May 1995 and has been Chief Financial Officer, Secretary and Treasurer of the Company since July 1994. From July 1994 until May 1995, Mr. Schmidt was a Vice President of the Company. From 1988 to July 1994, he was a partner in the firm of KPMG Peat Marwick LLP.

Mamdouh Ashour, age 60, became a Group Vice President of the Company in October 1997 and President - Worldwide Diving in August 1996. From 1994 to August 1996, he served as President of Scubapro Europe.

There are no family relationships between the above executive officers.

ITEM 2.  PROPERTIES
The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its facilities are well maintained and have capacity adequate to meet its current needs.

See Note 5 to the Consolidated Financial Statements for a discussion of lease obligations.

The Company's principal manufacturing (identified with an asterisk) and other locations are:

Antibes, France                     Genoa, Italy*                      Mansonville, Quebec, Canada*
Bad Sekingen, Germany               Grand Rapids, Michigan*            Marignier, France
Batam, Indonesia*                   Grayling, Michigan*                NykUping, Sweden
Barcelona, Spain                    Hallwil, Switzerland*              Old Town, Maine*
Basingstoke, Hampshire, England     Hamburg, Germany                   Racine, Wisconsin*
Binghamton, New York*               Henggart, Switzerland              El Cajon, California*
Burlington, Ontario, Canada         Honolulu, Hawaii                   Silverwater, Australia
Chi Wan, Hong Kong                  Idstein, Germany                   Tijuana, Mexico*
Ferndale, Washington*               Mankato, Minnesota*                Tokyo (Kawasaki), Japan

The Company's corporate headquarters is located in Mount Pleasant, Wisconsin. The Company's mailing address is Sturtevant, Wisconsin.


ITEM 3.  LEGAL PROCEEDINGS
See Note 15 to the Consolidated Financial Statements for a discussion of legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the last quarter of the year ended October 2, 1998.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Certain information with respect to this item is included in Notes 4, 8, 9 and 10 to the Consolidated Financial Statements. The Company's Class A common stock is traded on The Nasdaq Stock Market(R) under the symbol: JWAIA. There is no public market for the Company's Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 16, 1998, the Company had 722 holders of record of its Class A common stock and 61 holders of record of its Class B common stock. The Company has never paid a dividend on its common stock.

A summary of the high and low prices for the Company's Class A common stock during each quarter of the years ended October 2, 1998 and October 3, 1997 is as follows:

                       First              Second             Third            Fourth
              1998     1997      1998     1997      1998     1997    1998     1997
Stock prices:
     High    $17.75   $15.00    $17.28   $14.00    $16.38   $13.25   $14.00   $17.50
     Low      14.50    10.75     15.50    12.00     12.25    10.50     8.00    12.25

ITEM 6.   SELECTED FINANCIAL DATA
A summary of the Company's operating results and key balance sheet data for each of the years in the five-year period ended October 2, 1998 is as follows:

(thousands, except
 per share data)                                                                                Year Ended
                         October 2,        October 3,       September 27,     September 29,    September 30,
                         1998              1997             1996              1995             1994
Operating Results(1)(2)
Net sales                   $328,525           $303,121         $344,373          $347,190         $284,343
Gross profit                 125,964            111,332          119,724           138,155          110,474
Operating expenses(3)        107,241             99,321          121,200           114,411           91,536
                              ------              -----           ------           -------           ------
Operating profit (loss)       18,723             12,011           (1,476)           23,744           18,938
Interest expense               9,829              8,780           10,181             7,613            6,845
Other income, net               (255)              (728)            (496)             (861)            (391)
                                ----               ----             ----              ----             ----
Income (loss) from
 continuing operations
 before income taxes           9,149              3,959          (11,161)           16,992           12,484
Income tax expense             3,937              1,903              194             6,903            4,338
                               -----              -----              ---             -----            -----
Income (loss) from
 continuing operations         5,212              2,056          (11,355)           10,089            8,146
                               -----              -----          -------            ------            -----
Gain on disposal of
 discontinued operations          -                 -                 -                 -            4,052
                              ------              -----          -------            ------            -----
Net income (loss)             $5,212             $2,056         $(11,355)          $10,089          $12,198
                              ======             ======         ========           =======          =======
Basic earnings (loss)
  per common share:
     Continuing operations     $0.64              $0.25           $(1.40)            $1.25            $1.01
     Discontinued
     operations                    -                  -                -                 -             0.51
                               -----              -----           ------             -----            -----
Net income (loss)              $0.64              $0.25           $(1.40)            $1.25            $1.52
                               =====              =====           ======             =====            =====
Diluted earnings (loss)
  per common share:
     Continuing operations     $0.64              $0.25           $(1.40)            $1.24            $1.00
     Discontinued
       operations                  -                  -                -                 -             0.50
                               -----              -----           ------             -----            -----
Net income (loss)              $0.64              $0.25           $(1.40)            $1.24            $1.50
                               =====              =====           ======             =====            =====
Diluted average common
  shares outstanding           8,114              8,115            8,130             8,117            8,143
                               =====              =====            =====             =====            =====
Balance Sheet Data(1)
Total assets                $296,017           $277,019         $280,768          $278,353         $219,681
Long-term debt,
  less current maturities     82,066             88,753           61,501            68,948           31,190
Shareholders' equity         124,386            117,731          126,424           141,262          128,197
                             =======            =======          =======           =======          =======

(1)All periods have been reclassified to reflect the discontinuation of the Company's Marking Systems group.
(2)The year ended October 3, 1997 includes 53 weeks. All other years include 52 weeks.
(3)Includes nonrecurring charges of $1,424, $335 and $6,768 in 1998, 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three years ended October 2, 1998. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Forward Looking Statements
Certain matters discussed in this 1998 Form 10-K are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, the success of the Company's EVA program, actions of companies that compete with JWA, the Company's success in managing inventory, movements in foreign currencies or interest rates, the success of suppliers, customers and others regarding compliance with year 2000 issues, and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this 1998 Form 10-K and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations
Summary consolidated financial results are as follows:

(millions, except per share data)         1998        1997         1996
Net sales                                $328.5       $303.1       $344.4
Gross profit                              126.0        111.3        119.7
Operating expenses(1)                     107.2         99.3        121.2
Operating profit (loss)                    18.7         12.0         (1.5)
Interest expense                            9.8          8.8         10.2
Net income (loss)                           5.2          2.1        (11.4)
Diluted earnings (loss) per common share   0.64         0.25        (1.40)

(1)Includes nonrecurring charges of $1.4 million, $0.3 million and $6.8 million in 1998, 1997 and 1996, respectively.

1998 vs 1997

                                   Net Sales
Net sales totaled $328.5 million in 1998 compared to $303.1 million in 1997, an increase of 8%. Sales as measured in U.S. dollars were negatively impacted by the effect of weaker foreign currencies relative to the U.S. dollar in comparison to 1997. Excluding the effects of foreign currency movements and the sale of the Plastimo business in January 1997, worldwide sales increased $40.6 million, or 13%, from 1997. The increase was due primarily to sales of products of businesses the Company acquired in 1998 and 1997 and strong growth in sales of watercraft, which more than offset a decline in fishing sales and weaker diving equipment sales in Asia.

                               Operating Results
The Company recognized an operating profit of $18.7 million in 1998 compared to an operating profit of $12 million in 1997. Gross profit margins increased from 36.7% in 1997 to 38.3% in 1998, primarily as a result of businesses acquired by the Company in 1998 and 1997. The Company continues to experience margin pressure in all of its businesses due to competition.

Operating expenses, excluding nonrecurring charges, totaled $105.8 million, or 32.2% of sales, in 1998 compared to $99 million, or 32.7% of sales, in 1997. The improvement in the operating expense ratio was attributable to management's efforts to control such expenses and the impact of weaker foreign currencies for much of the year. These factors were partially offset by operating expenses of businesses acquired in 1998 and 1997 and unusual legal expenses incurred to successfully defend certain of the Company's key outdoor equipment, diving and motors patents and trademarks.

The Company recognized nonrecurring charges totaling $1.4 million in 1998 and $0.3 million in 1997. These charges resulted primarily from severance and other costs related to the integration of acquired businesses, primarily in the diving business. The Company anticipates additional nonrecurring charges of approximately $2 million will be incurred in 1999 to further integrate recent acquisitions into its business.

                           Other Income and Expenses
Interest expense increased $1 million in 1998, reflecting higher debt levels resulting from the acquisition of five businesses since July 1997, which was partially offset by lower levels of working capital, primarily inventory, and a favorable interest rate environment.

                                Overall Results
The Company recognized net income of $5.2 million in 1998, or $0.64 per diluted share, compared to net income of $2.1 million, or $0.25 per diluted share, in 1997. The Company recorded income tax expense of $3.9 million in 1998, an effective rate of 43%, due to earnings in foreign jurisdictions that are taxed at higher rates than in the United States. The tax benefit of operating losses generated in the United States did not fully offset the taxes in these foreign jurisdictions. The Company's effective tax rate improved from 48.1% in the prior year due to a rate reduction in Italy and an increase in profits in Switzerland, which has lower overall tax rates.


1997 vs 1996

                                    Net Sales
Net sales were $303.1 million in 1997 compared to $344.4 million in 1996, a decrease of 12%. The sale of the Company's Plastimo business in January 1997 accounted for $28.5 million of the shortfall in sales. Sales as measured in U.S. dollars were also negatively impacted by the effect of weaker foreign currencies relative to the U.S. dollar in comparison to 1996. Excluding the effects of foreign currency movements and the sale of the Plastimo business, worldwide sales decreased $0.2 million from 1996. The remainder of the shortfall was due primarily to decreases in sales of motors and fishing products, as the overall market for such products declined, offset by sales of businesses acquired in 1997.

                                Operating Results
The Company recognized an operating profit of $12 million in 1997 compared to an operating loss of $1.5 million in 1996. Several factors accounted for the turnaround. Gross profit margins increased from 34.8% in 1996 to 36.7% in 1997. Unusual charges related to reduction of inventories to their net realizable value reduced the 1996 gross profit by $10.3 million and the related margin by 3%. Underabsorption of overhead expenses due to lower sales volume and sales of excess inventory at lower than normal margins mitigated the increase in gross profit margins in 1997.

Operating expenses, excluding nonrecurring charges, totaled $99 million, or 32.7% of sales, in 1997 compared to $114.4 million, or 33.2% of sales, in 1996. The sale of the Company's Plastimo marine business accounted for $8 million of the reduction in operating expenses. The remainder of the decrease was attributable to management's efforts to control such expenses and the impact of weaker foreign currencies, which were partially offset by operating expenses of businesses acquired in 1997. Virtually all categories of expenses declined in the aggregate and as a percentage of sales.

The Company recognized nonrecurring charges totaling $0.3 million in 1997. These charges resulted primarily from severance and other costs related to the integration of acquired businesses.

                           Other Income and Expenses
Interest expense decreased $1.4 million in 1997, reflecting lower debt levels resulting from the sale of the Plastimo marine business and due to lower levels of working capital, primarily inventory. Partially offsetting the decline was additional interest expense from debt used to consummate acquisitions and from debt assumed in those acquisitions.

                                Overall Results
The Company recognized net income of $2.1 million in 1997, or $0.25 per diluted share, compared to a loss of $11.4 million, or $1.40 per diluted share, in 1996. The Company recorded income tax expense of $1.9 million in 1997, an effective rate of 48.1%, due to earnings in foreign jurisdictions that are taxed at higher rates than in the U.S. The tax benefit of operating losses generated in the United States did not fully offset the taxes in these foreign jurisdictions.

Financial Condition
The  following   discusses  changes  in  the  Company's  liquidity  and  capital resources.

                                   Operations
The following table sets forth the Company's working capital position at the end of each of the past three years:

(millions)                 1998              1997            1996
Current assets           $154.5            $152.7          $189.7
Current liabilities        85.0              66.1            88.4
                           ----              ----            ----
Working capital           $69.5             $86.6          $101.3
                          =====             =====          ======
Current ratio          1.8 to 1          2.3 to 1        2.1 to 1

Cash flows provided by operations totaled $20.5 million in 1998 and $20 million in 1997. Proactive management efforts, which led to reduction of inventories of $6.6 million in 1998 and $13.1 million in 1997, accounted for a significant amount of the cash flows. The Company's profitability in 1998 and 1997 also contributed to the positive cash flow. Growth in inventories and net losses were primarily responsible for the $6.5 million of cash used for operations in 1996.

Depreciation and amortization charges were $14.0 million in 1998, $11.9 million in 1997 and $10.6 million in 1996. Amortization of intangible assets arising from the Company's 1998 and 1997 acquisitions and increased depreciation from capital spending in all years accounted for the increases in these charges.

                              Investing Activities
Expenditures for property, plant and equipment were $14.2 million in 1998, $10.8 million in 1997, and $10.7 million in 1996. The Company's recurring investments are primarily related to tooling for new products, facilities and information systems improvements. In 1999, capital expenditures are anticipated to total approximately $12 million. These expenditures are expected to be funded by working capital or existing credit facilities.

The Company completed the acquisitions of three businesses in 1998 and two businesses in 1997, which increased tangible and intangible assets and debt by $12.8 million and $37.2 million, respectively. The sale of the Company's Plastimo business in January 1997 provided $13.9 million of cash, which was used to reduce short-term debt.

                              Financing Activities
The following table sets forth the Company's debt and capital structure at the end of the past three years:

(millions)                               1998              1997            1996
Current debt                            $42.6             $26.1           $43.1
Long-term debt                           82.1              88.7            61.5
                                         ----              ----            ----
Total debt                              124.7             114.8           104.6
Shareholders' equity                    124.4             117.7           126.4
                                        -----             -----           -----
Total capitalization                   $249.1            $232.5          $231.0
                                       ======            ======          ======
Total debt to total capital ratio        50.1%             49.4%           45.3%

Cash flows from financing activities totaled $7.8 million in 1998, $6.9 million in 1997 and $17.6 million in 1996. In 1998, the Company consummated a private placement of long-term debt totaling $25 million. In anticipation of this financing, short-term debt to be repaid totaling $25 million at October 3, 1997 was classified as long-term. Payments on long-term debt required to be made in 1999 total $7.8 million. At October 2, 1998, the Company had available unused credit facilities in excess of $79 million, which is believed to be adequate for its needs.

Market Risk Management
The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to these market risks is managed by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of a variety of derivative financial instruments. Derivatives are used only where there is an underlying exposure: not for trading or speculative purposes.

                               Foreign Operations
The Company has significant foreign operations, for which the functional currencies are denominated primarily in Swiss and French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies. The significant appreciation of the U.S. dollar and the sale of the Plastimo business reduced the cumulative translation component of shareholders' equity by $10.5 million in 1997. The impact of foreign currency movements were less significant in 1998 and 1996.

                                 Interest Rates
The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs.

                                  Commodities
Certain components used in the Company's products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.

                        Sensitivity to Changes in Value
The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rate market risk sensitive instruments outstanding at October 2, 1998:

                                                             Estimated Impact on
                                                             Earnings Before
(millions)                                  Fair Value       Income Taxes
Foreign exchange rate instruments           $3.3             $0.6
Interest rate instruments                    3.9              0.8

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

Year 2000
The year 2000 issue is the result of computer programs using two digits (rather than four) to define years. Computers or other equipment with date sensitive software may recognize "00" as the year 1900 rather than 2000. This could result in system failures or miscalculations. If the Company or its significant customers or suppliers fail to correct year 2000 issues, the Company's ability to operate could be materially affected.

The Company has assessed the impact of year 2000 issues on the processing of date-related information for all of its information systems infrastructure and non-technical assets, such as production equipment. All systems and non-technical assets are in the process of being inventoried and classified as to their compliance with year 2000 data processing. Any systems found year 2000 deficient will be modified, upgraded or replaced. Project plans anticipate all existing, critical information systems infrastructure and non-technical assets to be year 2000 compliant before failure to comply would significantly disrupt the Company's operations. Contingency plans will be developed to address any failures resulting from relationships with customers, suppliers or other third parties. The Company has made inquiries of its suppliers, customers and other organizations which impact the Company's business, but cannot guarantee that circumstances beyond its control will not have an adverse impact on its operations.

Since 1993, the Company has invested approximately $10 million in information systems improvements and has been migrating its businesses to systems that are year 2000 compliant. Based on assessments and testing to date, the financial impact of addressing any potential remaining internal system issues should not be material to the Company's financial position, results of operations or cash flows.

Pending Accounting Changes
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the impact of Statement 133 on the Consolidated Financial Statements. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company will adopt this accounting standard for the year beginning October 1999.

The FASB has issued a number of other pronouncements related to financial statement disclosure. These pronouncements will not impact the financial position, results of operations or cash flows of the Company, when adopted.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to this item is included on pages F-1 to F-18.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to this item, except for certain information on executive officers (which appears at the end of Part I of this report) is included in the Company's January 26, 1999 Proxy Statement, which is incorporated herein by reference, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION
Information with respect to this item is included in the Company's January 26, 1999 Proxy Statement, which is incorporated herein by reference, under the headings "Election of Directors - Compensation of Directors" and "Executive Compensation" provided, however, that the subsection entitled "Executive Compensation - Compensation Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
Information with respect to this item is included in the Company's January 26, 1999 Proxy Statement, which is incorporated herein by reference, under the heading "Stock Ownership of Management and Others."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to this item is included in the Company's January 26, 1999 Proxy Statement, which is incorporated herein by reference, under the heading "Certain Transactions."


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K The following documents are filed as a part of this Form 10-K:

Financial Statements
Included in Item 8 of Part II of this Form 10-K are the following:
Independent Auditors' Report
Consolidated Balance Sheets - October 2, 1998 and October 3, 1997
Consolidated Statements of Operations - Years ended October 2, 1998, October 3, 1997 and September 27, 1996 Consolidated Statements of Shareholders' Equity - Years ended October 2, 1998, October 3, 1997 and September 27, 1996 Consolidated Statements of Cash Flows - Years ended October 2, 1998, October 3, 1997 and September 27, 1996 Notes to Consolidated Financial Statements

Financial Statement Schedules
All schedules are omitted because they are not  applicable,  are not required or
equivalent   information  has  been  included  in  the  Consolidated   Financial
Statements or notes thereto.

Exhibits
See Exhibit Index.

Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended October 2, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Mount Pleasant and State of Wisconsin, on the 16th day of December 1998.

                                    JOHNSON WORLDWIDE ASSOCIATES, INC.
                                    (Registrant)
                                    By      /s/ R. C. Whitaker
                                                R. C. Whitaker
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 16th day of December 1998.

         /s/ Samuel C. Johnson             Chairman of the Board and Director
         (Samuel C. Johnson)

         /s/ Thomas F. Pyle, Jr.           Vice Chairman of the Board and
         (Thomas F. Pyle, Jr.)             Director

         /s/ R. C. Whitaker                President and Chief Executive Officer
         (R. C. Whitaker)                  and Director (Principal Executive
                                           Officer)

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

EXHIBIT INDEX
Exhibit                       Title                                         Page
3.1  Articles of Incorporation of the Company.                                *
     (Filed as Exhibit 3.1 to the Company's Form S-1 Registration
     Statement No. 33-16998 and incorporated herein by reference.)
3.2  Bylaws of the Company as amended through October 7, 1997                 *
     (Filed as Exhibit 3.3 to the Company's Form 10-K for the year ended October 3,  1997 and incorporated herein by reference.)
4.1  Note Agreement dated May 1, 1993.                                        *
     (Filed as Exhibit 4 to the Company's Form 10-Q for
     the quarter ended July 2, 1993 and incorporated herein by
     reference.)
4.2  Letter Amendment dated September 30, 1993 to Note Agreement              *
     dated May 1, 1993. (Filed as Exhibit 4.8 to the Company's Form
     10-K for the year ended October 1, 1993 and incorporated herein by reference.)
4.3  Second Amendment dated October 31, 1996 to Note Agreement                *
     dated May 1, 1993. (Filed as Exhibit 4.2 to the Company's Form 10-Q
     for the quarter ended December 27, 1996 and incorporated herein by reference.)
4.4  Third Amendment dated September 30, 1997 to Note Agreement               *
     dated May 1, 1993. (Filed as Exhibit 4.4 to the Company's Form 10-K
     for the year ended October 3, 1997 and incorporated herein by reference.)
4.5  Fourth Amendment dated October 3, 1997 to Note Agreement dated           *
     May 1, 1993. (Filed as Exhibit 4.5 to the Company's Form 10-K for
     the year ended October 3, 1997 and incorporated herein by
     reference.)
4.6  Note Agreement dated October 1, 1995. (Filed as Exhibit 4.1 to the       *
     Company's Form 10-Q for the quarter ended December 29, 1995 and incorporated herein by reference.)
4.7  First Amendment dated October 31, 1996 to Note Agreement dated           *
     October 1, 1995. (Filed as Exhibit 4.3 to the Company's Form 10-Q
     for the quarter ended December 27, 1996 and incorporated herein by reference.)
4.8  Second Amendment dated September 30, 1997 to Note Agreement dated        *
     October 1, 1995. (Filed as Exhibit 4.8 to the Company's Form 10-K for
     the year ended October 3, 1997 and incorporated herein by reference.)
4.9  Third Amendment dated October 3, 1997 to Note Agreement dated            *
     October 1, 1995. (Filed as Exhibit 4.9 to the Company's Form 10-K for
     the year ended October 3, 1997 and incorporated herein by reference.)
4.10 Note Agreement dated as of September 15, 1997. (Filed as Exhibit 4.15    *
     to the Company's Form 10-K for the year ended October 3, 1997 and incorporated herein by reference.)
4.11 Amended and Restated Credit Agreement dated as of April 3, 1998.         *
     (Filed as Exhibit 4.16 to the Company's Form 10-Q for the quarter ended April 3, 1998 and incorporated herein by reference.)
9. Johnson Worldwide Associates, Inc. Class B common stock Voting * Trust Agreement, dated December 30, 1993 (Filed as Exhibit 9 to the Company's Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.)
10.1 Asset Purchase Agreement between Johnson Worldwide Associates, Inc.      *
     and Safari Land Ltd., Inc. dated as of March 31, 1995 (Filed as Exhibit
     2 to the Company's Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.)
10.2 Share Purchase Agreement by and between Johnson Worldwide                *
     Associates, Inc., Societe  Figeacoise de Participations and Plastimo,
     S.A., dated as of January 30, 1997. (Filed as Exhibit 2 to the
     Company's Form 8-K dated January 30, 1997 and incorporated herein by reference.)
10.3 Share Purchase Agreement by and between Johnson                          *
     Beteiligungsgesellschaft mbH, Johnson Worldwide Associates, Inc. and
     Heinz Ruchti and Karl Leeman (the selling shareholders of Uwatec AG), dated July 11, 1997. (Filed as Exhibit 2 to the Company's Form 8-K dated July 11, 1997 and incorporated herein by reference.)

Exhibit                           Title                                     Page
10.4+  Johnson Worldwide Associates, Inc. Amended and Restated 1986           *
       Stock Option Plan. (Filed as Exhibit 10 to the Company's Form
       10-Q for the quarter ended July 2, 1993 and incorporated herein by reference.)
10.5   Registration Rights Agreement regarding Johnson Worldwide              *
       Associates, Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as
       Exhibit 10.6 to the Company's Form S-1 Registration
       Statement No. 33-16998 and incorporated herein by reference.)
10.6   Registration Rights Agreement regarding Johnson Worldwide              *
       Associate,  Inc. Class A common stock held by Mr. Samuel C.
       Johnson. (Filed as Exhibit 28 to the Company's Form 10-Q for
       the quarter ended March 29, 1991 and incorporated herein
       by reference.)
10.7+  Form of Restricted Stock Agreement. (Filed as Exhibit 10.8 to          *
       the Company's Form S-1 Registration Statement No. 33-23299 and incorporated herein by reference.)
10.8+  Form of Supplemental Retirement Agreement of Johnson Diversified,      *
       Inc. (Filed as Exhibit 10.9 to the Company's Form S-1
       Registration Statement No. 33-16998 and incorporated herein by reference.)
10.9+  Johnson Worldwide Associates Retirement and Savings Plan.              *
       (Filed as Exhibit 10.9 to the Company's Form 10-K for the year ended September 29, 1989 and incorporated herein by reference.)
10.10+ Form of Agreement of Indemnity and Exoneration with Directors and      *
       Officers. (Filed as Exhibit 10.11 to the Company's Form S-1
       Registration Statement No. 33-16998 and incorporated herein by reference.)
10.11  Consulting and administrative agreements with S. C. Johnson &          *
       Son, Inc.  (Filed as Exhibit 10.12 to the Company's Form S-1
       Registration Statement No. 33-16998 and incorporated herein by reference.)
10.12+ Johnson Worldwide Associates, Inc. 1994 Long-Term Stock                *
       Incentive Plan. (Filed as Exhibit 4 to the Company's S-8
       Registration Statement No. 33-59325 and incorporated herein by reference.)
10.13+ Johnson Worldwide Associates, Inc. 1994 Non-Employee Director
       * Stock Ownership Plan. (Filed as Exhibit 4 to the Company's
       Form S-8 Registration Statement No. 33-52073 and incorporated herein by reference.)
10.14+ Johnson Worldwide Associates Economic Value Added Bonus Plan           *
       (Filed as Exhibit 10.15 to the  Company's  Form 10-K for the year ended October 3, 1997 and incorporated herein by reference.)
11.    Statement regarding  computation of per share earnings.                *
       (Incorporated by reference to Note 14 to the  Consolidated
       Financial  Statements  on page F-17 of the Company's 1998 Form
       10-K.)
21.    Subsidiaries of the Company as of October 2, 1998.                     -
23.    Consent of KPMG Peat Marwick LLP.                                      -
27.    Financial Data Schedule (EDGAR version only)                           -
99.    Definitive Proxy Statement for the 1999 Annual Meeting of              *
       Shareholders (Previously filed via the EDGAR system and incorporated herein by reference.) Except to the extent incorporated herein by reference, the Proxy Statement for the 1999 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K.

* Incorporated herein by reference.
+ A management contract or compensatory plan or arrangement.

Consolidated Financial Statements
                                                                      Page
Report of Management ..............................................    F-1
Independent Auditors' Report ......................................    F-1
Consolidated Balance Sheets .......................................    F-2
Consolidated Statements of Operations .............................    F-3
Consolidated Statements of Shareholders' Equity ...................    F-4
Consolidated Statements of Cash Flows .............................    F-5
Notes to Consolidated Financial Statements ........................    F-6

REPORT OF MANAGEMENT

The management of Johnson Worldwide Associates, Inc. is responsible for the preparation and integrity of all financial statements and other information contained in this Form 10-K. We rely on a system of internal financial controls to meet the responsibility of providing accurate financial statements. The system provides reasonable assurances that assets are safeguarded, that transactions are executed in accordance with management's authorization and that the financial statements are prepared on a worldwide basis in accordance with generally accepted accounting principles.

The financial statements for each of the years covered in this Form 10-K have been audited by independent auditors, who have provided an independent assessment as to the fairness of the financial statements, after obtaining an understanding of the Company's systems and procedures and performing such other tests as deemed necessary.

The Audit Committee of the Board of Directors, which is composed solely of directors who are not officers of the Company, meets with management and the independent auditors to review the results of their work and to satisfy itself that their respective responsibilities are being properly discharged. The independent auditors have full and free access to the Audit Committee and have regular discussions with the Committee regarding appropriate auditing and financial reporting matters.

/S/R.C. Whitaker                                     /S/Carl G. Schmidt
R. C. Whitaker                                       Carl G. Schmidt
President and Chief Executive Officer                Senior Vice President and
                                                     Chief Financial Officer


INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Johnson Worldwide Associates, Inc.:

We have audited the consolidated balance sheets of Johnson Worldwide Associates, Inc. and subsidiaries as of October 2, 1998 and October 3, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended October 2, 1998. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Johnson Worldwide Associates, Inc. and subsidiaries as of October 2, 1998 and October 3, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 2, 1998, in conformity with generally accepted accounting principles.


/S/KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Milwaukee, Wisconsin
November 10, 1998

CONSOLIDATED BALANCE SHEETS
                                                    October 2,       October 3,
(thousands, except share data)                           1998              1997
Assets
Current assets:
   Cash and temporary cash investments                $11,496           $7,130
   Accounts receivable, less allowance for doubtful
     accounts of $2,570 and $2,693, respectively       53,421           51,168

   Inventories                                         76,603           78,694
   Deferred income taxes                                6,067            7,976
   Other current assets                                 6,933            7,781
                                                        -----            -----
Total current assets                                  154,520          152,749
                                                      -------          -------

Property, plant and equipment                          35,469           31,360
Deferred income taxes                                  15,435           10,221
Intangible assets                                      90,101           82,127
Other assets                                              492              562
                                                          ---              ---
Total assets                                         $296,017         $277,019
                                                     ========         ========
Liabilities And Shareholders' Equity
Current liabilities:
   Short-term debt and current maturities
     of long-term debt                                $42,614          $26,082
   Accounts payable                                    11,681           10,672
   Accrued liabilities:
       Salaries and wages                               6,213            4,974
       Income taxes                                     3,019            2,076
       Other                                           21,492           22,305
                                                       ------           ------

Total current liabilities                              85,019           66,109
Long-term debt, less current maturities                82,066           88,753
Other liabilities                                       4,546            4,426
                                                        -----            -----

Total liabilities                                     171,631          159,288
                                                      -------          -------

Shareholders' equity:
   Preferred stock: none issued                             -                -
   Common stock:
       Class A shares issued:
                October 2, 1998, 6,909,577;
                October 3, 1997, 6,905,523                345              345
       Class B shares issued (convertible into
         Class A):
                October 2, 1998, 1,223,861;
                October 3, 1997, 1,227,915                 61               61
   Capital in excess of par value                      44,205           44,186
   Retained earnings                                   85,068           79,882
   Contingent compensation                                (27)             (85)
   Cumulative translation adjustment                   (4,651)          (6,356)
   Treasury stock, Class A shares, at cost:
            October 2, 1998, 39,532;
            October 3, 1997, 23,600                      (615)            (302)
                                                      --------         --------

Total shareholders' equity                            124,386          117,731
                                                      -------          -------
Total liabilities and shareholders' equity           $296,017         $277,019
                                                     ========         ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Year Ended
                                                    October 2,       October 3,     September 27,
(thousands, except per share data)                       1998              1997             1996
Net sales                                            $328,525          $303,121         $344,373
Cost of sales                                         202,561           191,789          224,649
                                                      -------           -------          -------

Gross profit                                          125,964           111,332          119,724
                                                      -------           -------          -------

Operating expenses:
    Marketing and selling                              67,567            66,259           78,348
    Finance, information systems and
             administrative management                 25,981            23,031           26,139
    Research and development                            7,033             5,453            6,537
    Amortization of acquisition costs                   3,789             2,631            2,500
    Profit sharing                                      1,447             1,612              908
    Nonrecurring charges                                1,424               335            6,768
                                                        -----               ---            -----

Total operating expenses                              107,241            99,321          121,200
                                                      -------            ------          -------

Operating profit (loss)                                18,723            12,011           (1,476)
Interest income                                          (363)             (471)            (612)
Interest expense                                        9,829             8,780           10,181
Other (income) expense, net                               108              (257)             116
                                                          ---              ----              ---

Income (loss) before income taxes                       9,149             3,959          (11,161)
Income tax expense                                      3,937             1,903              194
                                                        -----             -----              ---

Net income (loss)                                      $5,212            $2,056         $(11,355)
                                                       ======            ======         ========

Basic Earnings (Loss) Per Common Share                  $0.64             $0.25           $(1.40)
                                                        =====             =====           ======
Diluted Earnings (Loss) Per Common Share                $0.64             $0.25           $(1.40)
                                                        =====             =====           ======

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Capital in                            Cumulative
                                         Common     Excess of    Retained  Contingent   Translation     Treasury
(thousands)                               Stock     Par Value    Earnings Compensation   Adjustment        Stock
Balance at September 29, 1995              $406       $43,968     $89,525      $(264)        $7,869        $(242)
Net loss                                      -             -     (11,355)         -              -            -
Exercise of stock options                     -             -         (98)         -              -          295
Tax benefit of stock options exercised        -            61           -          -              -            -
Issuance of restricted stock                  -             -           -        (67)             -           67
Issuance of stock under employee
         stock purchase plan                  -            55        (132)         -              -          291
Amortization of contingent compensation       -             -           -        210              -            -
Other treasury stock transactions             -             -           -          -              -         (411)
Translation adjustment                        -             -           -          -         (3,754)           -
                                            ---        ------      ------        ---         ------        -----
Balance at September 27, 1996               406        44,084      77,940       (121)         4,115            -
Net income                                    -             -       2,056          -              -            -
Exercise of stock options                     -             -        (114)         -              -          284
Tax benefit of stock options exercised        -            58           -          -              -            -
Issuance of restricted stock                  -            44           -        (67)             -           23
Amortization of contingent compensation       -             -           -        103              -            -
Other treasury stock transactions             -             -           -          -              -         (609)
Translation adjustment                        -             -           -          -        (10,471)           -
                                            ---        ------      ------        ---        --------       -----
Balance at October 3, 1997                  406        44,186      79,882        (85)        (6,356)        (302)
Net income                                    -             -       5,212          -              -            -
Exercise of stock options                     -             -          (4)         -              -          146
Tax benefit of stock options exercised        -             6           -          -              -            -
Issuance of restricted stock                  -            13           -        (32)             -           32
Issuance of stock under employee
         stock purchase plan                  -             -         (22)         -              -          177
Amortization of contingent compensation       -             -           -         90              -            -
Other treasury stock transactions             -             -           -          -              -         (668)
Translation adjustment                        -             -           -          -          1,705            -
                                          -----       -------     -------       ----        -------       ------
Balance at October 2, 1998                 $406       $44,205     $85,068       $(27)       $(4,651)       $(615)
                                           ====       =======     =======       ====       ========       ======

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   Year Ended
                                                  October 2,        October 3,      September 27,
(thousands)                                            1998              1997               1996
Cash Provided By (Used For) Operations
Net income (loss)                                    $5,212            $2,056           $(11,355)
Noncash items:
   Depreciation and amortization                     14,038            11,949             10,561
   Provision for doubtful accounts receivable           918             1,604              1,662
   Provision for inventory reserves                     343               445             12,202
   Deferred income taxes                             (3,355)           (4,127)            (6,842)
   Writedown of property, plant and equipment             -                 -              1,846
   Writedown of intangible assets                         -                 -              1,070
   Loss on sale of business                               -                 -              2,000
Change in assets and liabilities, net of effect
  of businesses acquired  or sold:
   Accounts receivable                               (1,743)           (2,747)             2,412
   Inventories                                        6,583            13,071            (17,571)
   Accounts payable and
   other accrued liabilities                         (2,170)           (3,749)            (1,128)
   Other, net                                           685             1,489             (1,332)
                                                        ---             -----             ------
                                                     20,511            19,991             (6,475)
                                                     ------            ------             ------
Cash Used For Investing Activities
Net assets of businesses acquired, net of cash      (12,772)          (37,169)                 -
Proceeds from sale of business, net of cash          -                 13,937                  -
Additions to property, plant and equipment          (14,202)          (10,816)           (10,685)
Sales of property, plant and equipment                2,686             2,596              3,583
                                                      -----             -----              -----
                                                    (24,288)          (31,452)            (7,102)
                                                    -------           -------             ------
Cash Provided By Financing Activities
Issuance of senior notes                             25,000                 -             45,000
Issuance of other long-term notes                         -            10,543                  -
Principal payments on senior notes and other
         long-term notes                             (8,381)           (7,358)            (7,341)
Repayment of revolving credit facilities                  -                 -            (13,412)
Net change in short-term debt                        (8,424)            4,085             (6,717)
Common stock transactions                              (352)             (382)                61
                                                       ----              ----                 --
                                                      7,843             6,888             17,591
Effect of foreign currency fluctuations on cash         300              (994)              (261)
                                                        ---              ----               ----
Increase (decrease) in cash and temporary
         cash investments                             4,366            (5,567)             3,753
Cash And Temporary Cash Investments
Beginning of year                                     7,130            12,697              8,944
                                                      -----            ------              -----
End of year                                         $11,496            $7,130            $12,697
                                                    =======            ======            =======

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Johnson Worldwide Associates, Inc. is an integrated, global outdoor recreation products company engaged in the design, manufacture and marketing of brand name motors and diving, watercraft, outdoor equipment and fishing products.

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
All monetary amounts, other than share and per share amounts, are stated in thousands.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Johnson Worldwide Associates, Inc. and all majority owned subsidiaries (the Company). Significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and operating results and the disclosure of commitments and contingent liabilities. Actual results could differ significantly from those estimates. For the Company, significant estimates include the allowance for doubtful accounts receivable, reserves for inventory valuation and the valuation allowance for deferred tax assets.

The Company's fiscal year ends on the Friday nearest September 30. The fiscal years ended October 2, 1998 (hereinafter 1998) and September 27, 1996 (hereinafter 1996) each comprise 52 weeks. The fiscal year ended October 3, 1997 (hereinafter 1997) comprises 53 weeks.

Cash and Temporary Cash Investments
For purposes of the consolidated statements of cash flows, the Company considers all short-term investments in interest-bearing bank accounts, securities and other instruments with an original maturity of three months or less, to be equivalent to cash. The Company maintains cash in bank accounts in excess of insured limits. The Company has not experienced any losses as a result of this practice and does not believe that significant credit risk exists.

Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories at the end of the respective years consist of the following:

                                                      1998             1997
Raw materials                                       $27,834          $27,032
Work in process                                       4,753            5,036
Finished goods                                       49,875           56,846
                                                     ------           ------
                                                     82,462           88,914
Less reserves                                         5,859           10,220
                                                      -----           ------
                                                    $76,603          $78,694
                                                    =======          =======

In 1996, the Company recorded charges totaling $10,304 to reduce the carrying value of certain elements of inventory to their net realizable value.

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is determined by straight-line and accelerated methods over estimated useful lives, which range from 3 to 30 years.

Upon retirement or disposition, cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operating results.

Property, plant and equipment at the end of the respective years consist of the following:

                                                       1998             1997
Property and improvements                           $   912          $   956
Buildings and improvements                           16,827           16,086
Furniture, fixtures and equipment                    78,351           63,853
                                                     ------           ------
                                                     96,090           80,895
Less accumulated depreciation                        60,621           49,535
                                                     ------           ------
                                                    $35,469          $31,360
                                                    =======          =======

Intangible Assets
Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method with periods ranging from 15 to 40 years for goodwill and 3 to 16 years for patents, trademarks and other intangible assets.

The Company annually assesses the recoverability of intangible assets, primarily by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the acquired business. The amount of impairment, if any, is measured primarily based on the deficiency of projected discounted future operating cash flows relative to the value of the asset, using a discount rate reflecting the Company's cost of capital, which is currently approximately 11%.

Intangible assets at the end of the respective years consist of the following:

                                                        1998            1997
Goodwill                                            $105,829         $94,274
Patents, trademarks and other                          4,683           4,113
                                                       -----           -----
                                                     110,512          98,387
Less accumulated amortization                         20,411          16,260
                                                      ------          ------
                                                     $90,101         $82,127
                                                     =======         =======

Income Taxes
The Company provides for income taxes currently payable, and deferred income taxes resulting from temporary differences between financial statement and taxable income, using the asset and liability method.

Federal and state income taxes are provided on foreign subsidiary income distributed to or taxable in the United States during the year. At October 2, 1998, net undistributed earnings of foreign subsidiaries total approximately $51,400. A substantial portion of these unremitted earnings have been permanently invested abroad and no provision for federal or state taxes is made on these amounts. With respect to that portion of foreign earnings which may be returned to the United States, provision is made for taxes if the amounts are significant.

The Company's United States entities file a consolidated federal income tax return.

Employee Benefits
The Company and certain of its subsidiaries have various retirement and profit sharing plans. United States pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. Other foreign pensions are funded as expenses are incurred. The
Company's policy is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto. Profit sharing costs are funded at least annually.

Foreign Operations and Derivative Financial Instruments
The Company operates internationally, which gives rise to exposure to market risk from movements in foreign exchange rates. The Company uses foreign currency forward contracts and options in its selective hedging of foreign exchange exposure. Gains and losses on contracts that qualify as hedges are recognized as an adjustment of the carrying amount of the item hedged. The Company primarily hedges assets, inventory purchases and loans denominated in foreign currencies. The Company does not enter into foreign exchange contracts for trading purposes. Gains and losses on unhedged exposures are recorded in operating results.

At October 2, 1998, foreign currency forward contracts and options with a notional value of approximately $6,700 are in place, hedging existing and anticipated transactions. Substantially all of these contracts mature in 1999. Failure of the counterparties to perform their obligations under these contracts would expose the Company to the risk of foreign currency rate movements for those contracts. The Company does not believe the risk is significant. At October 2, 1998, the fair value of these instruments is not significant.

Foreign currency swaps effectively denominate, in foreign currencies, existing U.S. dollar denominated debt of the Company. This foreign currency debt serves as a hedge of foreign assets. Accordingly, gains and losses on such swaps are recorded in shareholders' equity.

Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange existing at the end of the year. Results of operations are translated at monthly average exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are classified as a separate component of shareholders' equity.

Revenue Recognition
Revenue from sales is recognized on the accrual basis, primarily upon the shipment of products, net of estimated costs of returns and allowances.

Advertising
The  Company  expenses   substantially   all  costs  related  to  production  of
advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued in relation to sales.

Advertising expense in 1998, 1997 and 1996 totals $18,475,  $21,512 and $26,657, respectively. Capitalized costs at October 2, 1998 and October 3, 1997 total $1,635 and $1,947, respectively, and primarily include catalogs and costs of advertising which has not yet run for the first time.

Research and Development
Research and development costs are expensed as incurred.

Stock-Based Compensation
The Company accounts for stock options using the intrinsic value based method. Accordingly, compensation cost is generally recognized only for stock options issued with an exercise price lower than the market price on the date of grant. The fair value of restricted shares awarded in excess of the amount paid for such shares is recognized as contingent compensation and is amortized over 1 to 3 years from the date of award, the period after which all restrictions generally lapse.

Pending Accounting Changes
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the impact of Statement 133 on the Consolidated Financial Statements. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company will adopt this accounting standard for the year beginning October 1999.

The FASB has issued a number of other pronouncements related to financial statement disclosure. These pronouncements will not impact the financial position, results of operations or cash flows of the Company, when adopted.


2  NONRECURRING CHARGES
In 1998 and 1997, the Company recorded severance and other exit costs totaling $1,424 and $335, respectively, related to the integration of acquired businesses. 1998 severance costs totaled $781 and approximately 80 employees were impacted by these actions.

In 1996, the Company recorded involuntary severance and other exit costs totaling $1,852 related to the relocation of one of its manufacturing locations and the outsourcing of the distribution function of another business. Substantially all of the $1,389 remaining accrued liability at September 27, 1996 was disbursed in 1997. Approximately 80 employees were impacted by these actions.

In 1996, the Company adopted FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and determined that certain of its products would be discontinued. As a result, assets totaling $1,846, consisting primarily of tooling, were written off. The Company also determined that the carrying value of goodwill of one of its subsidiaries, which the Company subsequently closed, could not be recovered through undiscounted future cash flows. Accordingly, the related intangible assets, totaling $1,070, were written off.

In 1996, the Board of Directors approved a plan to divest the Company's Plastimo business. The Company estimated the sale of this business would result in a loss of $2,000. Accordingly, this loss was recognized in 1996 operating results. The Company completed the sale of this business in 1997 without recognizing any additional gain or loss. Net sales and operating losses of this business, to the date of disposition, were $7,910 and $1,184, respectively, in 1997. 1996 net sales and operating profit of the Plastimo business totaled $36,391 and $2,002, respectively.

3  ACQUISITIONS
In February 1998, the Company completed the acquisition of the common stock of Leisure Life Limited, a privately held manufacturer and marketer of recreational watercraft. The purchase price, including direct expenses, for the acquisition was approximately $10,300, of which approximately $7,300 was recorded as intangible assets and is being amortized over 25 years.

In October 1997, subsequent to the end of the 1997 fiscal year, the Company completed the acquisitions of certain assets of Soniform, Inc., a manufacturer of diving buoyancy compensators, and the common stock of Plastiques L.P.A. Limitee, a privately held Canadian manufacturer of kayaks. The purchase prices for the acquisitions total approximately $3,400.

The following pro forma operating results are unaudited and reflect purchase accounting adjustments assuming all 1998 acquisitions had been consummated at the beginning of each year presented:

                                             1998                      1997
Net sales                                $329,779                  $322,506
Net income                                  4,392                     1,947
Diluted earnings per common share            0.54                      0.24

In July 1997, the Company completed the acquisition of the common stock of Uwatec AG (hereinafter Uwatec), a privately held manufacturer and marketer of diving computers and other electronic instruments. The initial purchase price, including direct expenses, for the acquisition was approximately $33,500, of which $32,800 was recorded as intangible assets and is being amortized over 25 years. Additional payments in 1999 and 2000 are dependent upon achievement of specified levels of profitability of the acquired business or upon utilization of certain acquired inventories. An additional payment of $432 was made in October 1998. In connection with the acquisition, the Company entered into a long-term product development and intellectual property agreement with an unaffiliated party with which Uwatec conducts business.

In July 1997, the Company completed the acquisition of substantially all of the assets of Ocean Kayak, Inc., a privately held manufacturer and marketer of kayaks. The initial purchase price, including direct expenses, for the acquisition was approximately $5,000, of which $2,700 was recorded as intangible assets and is being amortized over 25 years. An additional payment in 1999 is dependent upon achievement of specified levels of sales of the acquired business. An additional payment of $600 was accrued in 1998.

Additional payments in the years 1999 through 2001 related to acquisitions consummated in 1995 are dependent upon the achievement of specified levels of sales and/or profitability of certain of the acquired products. No additional payments were required in 1998, 1997 or 1996.

All acquisitions were accounted for using the purchase method and, accordingly, the Consolidated Financial Statements include the results of operations since the respective dates of acquisition. Additional payments, if required, will increase intangible assets in future years.


4  INDEBTEDNESS
Short-term debt at the end of the respective years consists of the following:

                                                       1998             1997
Commercial paper and bank loans                     $34,846          $43,118
Current maturities of long-term debt                  7,768            7,964
                                                      -----            -----
                                                     42,614           51,082
Less short-term debt to be refinanced                    -            25,000
                                                    -------           ------
                                                    $42,614          $26,082
                                                    =======           ======

Short-term credit facilities provide for borrowings with interest rates set periodically by reference to market rates. Commercial paper rates are set by competitive bidding. The weighted average interest rate on short-term indebtedness was 6.0% and 5.6% at October 2, 1998 and October 3, 1997, respectively. The Company's primary facility is a $100,000 revolving credit agreement expiring in 2001, which includes a maximum amount of $80,000 in support of commercial paper issuance. The Company has lines of credit, both foreign and domestic, totaling $127,000 of which $79,000 is available at October 2, 1998. The Company also utilizes letters of credit for trade financing purposes.

Long-term debt at the end of the respective years consists of the following:

                                                        1998             1997
1998 senior notes                                    $27,369          $     -
1996 senior notes                                     45,000           45,000
1993 senior notes                                      7,500           15,000
Short-term debt to be refinanced                         -             25,000
Other long-term notes, 1.8% to 10.9%,
  maturing through December 2005                       9,965           11,717
                                                       -----           ------
                                                      89,834           96,717
Less current maturities                                7,768            7,964
                                                       -----          -------
                                                     $82,066          $88,753
                                                     =======          =======

In October 1997, the Company issued unsecured senior notes totaling $25,000 with an interest rate of 7.15%. Simultaneous with the commitment of the 1998 senior notes, the Company executed a foreign currency swap, denominating in Swiss francs all principal and interest payments required under the 1998 senior notes. The fixed, effective interest rate to be paid on the 1998 senior notes as a result of the currency swap is 4.32%. The 1998 senior notes have annual principal payments of $2,189 to $7,663 beginning October 2001 with a final payment due October 2007. Proceeds from issuance of the 1998 senior notes were used to reduce outstanding indebtedness under the Company's primary revolving credit facility. The funding commitment for the 1998 senior notes was received in July 1997. Outstanding short-term debt totaling $25,000 at October 3, 1997 was classified as long-term in anticipation of refinancing with the proceeds of the 1998 senior notes.

$8,978 of the initial purchase price of Uwatec is deferred with principal payments of $427 and $8,551 due in 2000 and 2002, respectively. Interest on the deferred amounts is payable annually at 6%. This obligation is denominated in Swiss francs. The obligation was reduced by $1,711 in 1998 from liabilities to third parties paid or accrued by the Company on behalf of the selling shareholders. A corresponding amount of the Company's primary revolving credit facility is reserved in support of this obligation through issuance of a letter of credit.

In 1996, the Company issued unsecured senior notes totaling $30,000 with an interest rate of 7.77% and $15,000 with an interest rate of 6.98%. Total annual principal payments ranging from $5,500 to $7,500 are due beginning in 2000 through 2006.

In 1993, the Company issued unsecured senior notes totaling $15,000 with an interest rate of 6.58%. The final principal payment of $7,500 is due in 1999.

Aggregate scheduled maturities of long-term debt in each of the five years ending September 2003 are as follows:

Year
1999                                               $  7,800
2000                                                  6,100
2001                                                  6,200
2002                                                 16,900
2003                                                  8,400

Interest  paid  was  $9,119,   $9,046  and  $8,853  for  1998,  1997  and  1996,
respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of the Company's long-term debt as of October 2, 1998 and October 3, 1997 is approximately $92,300 and $98,700, respectively. The carrying value of all other financial instruments approximates the fair value.

Certain of the Company's loan agreements require that Samuel C. Johnson, members of his family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a 51% majority of the directors. At October 2, 1998, the Johnson Family held approximately 3,099,000 shares or 45% of the Class A common stock, approximately 1,168,000 shares or 95% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole. The agreements also contain restrictive covenants regarding the Company's net worth, indebtedness, fixed charge coverage and distribution of earnings. The Company is in compliance with the restrictive covenants of such agreements, as amended from time to time.


5  LEASES AND OTHER COMMITMENTS
The Company leases certain operating facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases having an initial term in excess of one year at October 2, 1998 are as follows:

Year
1999                                                $5,900
2000                                                 5,000
2001                                                 4,400
2002                                                 4,000
2003                                                 2,200
Thereafter                                           4,500

Rental expense under all leases was approximately $6,101, $4,338 and $5,309 for 1998, 1997 and 1996, respectively.

In November 1998, the Company executed a guarantee of $1,300 of debt of one of its suppliers. The guarantee is supported by a priority lien on equipment owned by the supplier.

The Company makes commitments in a broad variety of areas, including capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.


6  INCOME TAXES
Income tax expense (benefit) for the respective years consists of the following:

                                        1998              1997             1996
Current:
         Federal                         $56              $242             $518
         State                           514               (11)             346
         Foreign                       6,672             5,847            6,239
Deferred                              (3,305)           (4,175)          (6,909)
                                      ------             -----            -----
                                      $3,937            $1,903             $194
                                      ======            ======             ====

The significant components of deferred tax expense (benefit) are as follows:

                                        1998              1997             1996

Deferred tax benefit (exclusive of
         effects of other components
         listed below)               $(3,045)          $(4,121)         $(7,304)
Increase (decrease) in beginning of
         the year balance of the
         valuation allowance for
         deferred tax assets            (260)              (54)             395
                                     -------            ------         --------
                                     $(3,305)          $(4,175)         $(6,909)
                                     =======           =======          =======

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

                                                      1998             1997
Deferred tax assets:
         Inventories                                $3,299           $4,773
         Compensation                                2,205            2,555
         Foreign income taxes                        1,212            1,100
         Foreign tax credit carryforwards            4,211            4,211
         Net operating loss carryforwards           15,986            9,487
         Other                                       4,152            3,645
                                                     -----            -----
Total gross deferred tax assets                     31,065           25,771
Less valuation allowance                             5,911            4,417
                                                     -----            -----
                                                    25,154           21,354
                                                    ------           ------
Deferred tax liabilities:
         Foreign statutory reserves                  2,334            2,041
         Acquisition accounting                      1,318            1,116
                                                     -----            -----
Total deferred tax liabilities                       3,652            3,157
                                                     -----            -----
Net deferred tax asset                             $21,502          $18,197
                                                   =======          =======

Following is the income (loss) before income taxes for domestic and foreign operations:


                                        1998             1997          1996
United States                        $(6,503)         $(6,998)     $(25,276)
Foreign                               15,652           10,957        14,115
                                      ------           ------        ------
                                      $9,149           $3,959      $(11,161)
                                      ======           ======      ========

The significant differences between the statutory federal tax rate and the effective income tax rates are as follows:

                                               1998        1997          1996
Statutory U.S. federal income tax rate         34.0%       34.0%        (34.0)%
State income taxes, net of federal
  income tax benefit                           (3.0)       (6.2)         (3.4)
Foreign rate differential                      12.7        23.9          22.8
Basis difference on divestiture of
  business                                        -           -           7.5
Change in beginning of year valuation
  allowance for foreign tax credits               -           -           3.9
Foreign operating losses (benefit)             (1.4)       (2.0)          1.2
Other                                           0.7        (1.6)          3.7
                                                ---        ----           ---
                                               43.0%       48.1%          1.7%
                                               ====        ====          ====

At October 2, 1998, the Company has $4,211 of foreign tax credit carryforwards available to be offset against future U.S. tax liability. The credits expire in 1999 through 2003 if not utilized.

During 1998, 1997 and 1996, foreign net operating loss carryforwards were utilized, resulting in a reduction in income tax expense of $260, $54 and $34, respectively. At October 2, 1998, the Company has a U.S. federal operating loss carryforward of $31,736. In addition, certain of the Company's foreign subsidiaries have net operating loss carryforwards totaling $1,593. These amounts are available to offset future taxable income over the next 14 to 20 years and are anticipated to be utilized during this period.

Taxes paid were $6,299, $8,328 and $6,816 for 1998, 1997 and 1996, respectively.


7  EMPLOYEE BENEFITS
Net periodic pension cost for noncontributory pension plans includes the following components:


                                                      1998             1997             1996
Service cost                                          $301             $292             $282
Interest on projected benefit obligation               697              638              599
Return on plan assets                                 (520)          (1,075)            (436)
Net amortization and deferral                          (40)             547              (72)
                                                       ---              ---              ---
                                                      $438             $402             $373
                                                      ====             ====             ====

The funded status of the plans is as follows at the end of each year:

                                                                       1998             1997
Actuarial present value of benefit obligations:
         Vested benefits                                             $7,416           $6,962
         Non-vested benefits                                            365              234
                                                                        ---              ---
Accumulated benefit obligation                                        7,781            7,196
Effect of projected compensation levels                               1,671            1,466
                                                                      -----            -----
Projected benefit obligation                                          9,452            8,662
Less plan assets at fair value                                        7,516            6,998
                                                                      -----            -----
Projected benefit obligation in excess of plan assets                 1,936            1,664
Less unrecognized net loss                                              576              605
Less unrecognized prior service cost                                    200              226
Unrecognized net asset                                                  453              534
                                                                        ---              ---
Pension liability recognized in the consolidated balance sheets      $1,613           $1,367
                                                                     ======           ======


Plan assets are invested primarily in stock and bond mutual funds and insurance contracts.

Actuarial assumptions used to determine the projected benefit obligation and the expected net periodic pension cost are as follows:

                                                      1998             1997            1996
Discount rate                                            8%               8%              8%
Rate of increase in compensation levels                  5                5               5
Expected long-term rate of return on plan assets         8                8               8

A majority of the Company's full-time employees are covered by profit sharing and defined contribution programs. Participating entities determine profit sharing distributions under various performance and service based formulas.


8  PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

9   COMMON STOCK
Common stock at the end of the respective years consists of the following:

                                             1998              1997
Class A, $.05 par value:
         Authorized                    20,000,000        20,000,000
         Outstanding                    6,870,045         6,881,923
Class B, $.05 par value:
         Authorized                     3,000,000         3,000,000
         Outstanding                    1,223,861         1,227,915

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 1998, 1997 and 1996, respectively, 4,054, 222 and 476 shares of Class B common stock were converted into Class A common stock.


10  STOCK OWNERSHIP PLANS

The Company's current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to four years from the date of grant. Stock options generally have a term of 10 years. Current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Grants of restricted shares are not significant in any year presented. No stock appreciation rights have been granted.

A summary of stock option activity related to the Company's plans is as follows:

                                                          Weighted Average
                                              Shares        Exercise Price
Outstanding at September 29, 1995            598,946                $19.74
Granted                                      162,000                 22.88
Exercised                                    (12,567)                19.35
Cancelled                                   (182,158)                20.59
                                            --------                 -----
Outstanding at September 27, 1996            566,221                 20.37
Granted                                      256,000                 12.09
Exercised                                    (24,400)                 6.93
Cancelled                                   (111,300)                16.95
                                            --------                 -----
Outstanding at October 3, 1997               686,521                 18.32
Granted                                      247,000                 17.01
Exercised                                    (10,243)                13.96
Cancelled                                   (321,217)                19.11
                                            --------                 -----
Outstanding at October 2, 1998               602,061                $17.43
                                             =======                ======

Other information regarding the Company's stock option plans is as follows:

                                                    1998        1997        1996
Options exercisable at end of year               257,055     388,264     356,756
Weighted average exercise price of
  exercisable options                             $19.14      $20.75      $19.54
Weighted average fair value of options
  granted during year                               6.82        4.87        8.85

At October 2, 1998, the weighted average remaining contractual lives of stock options outstanding and those currently exercisable are approximately 7.6 years and 5.9 years, respectively. Exercise prices of outstanding stock options range from $11.25 to $25.31 at October 2, 1998.

Had compensation cost for the Company's stock options been determined using the fair value method, the Company's pro forma operating results would have been as follows:

                                                    1998        1997       1996
Net income (loss)                                 $4,542      $1,659   $(11,608)
Earnings (loss) per common share                    0.56        0.20      (1.43)


For purposes of calculating pro forma operating results, the fair value of each option grant was estimated using the Black-Scholes option pricing model with an expected volatility of 35%, a risk free rate equivalent to five year U.S. Treasury securities and an expected life of five years. The pro forma operating results reflect only options granted after 1995.

The Company's employee stock purchase plan provides for the issuance of up to 150,000 shares of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. During 1998 and 1996, 11,325 and 17,375 shares, respectively, were issued under this plan. No shares were issued under this plan in 1997.


11  RELATED PARTY TRANSACTIONS
Various transactions are conducted between the Company and organizations controlled by the Johnson Family. These include consulting services, office rental and certain administrative activities. Total costs of these transactions are $248, $489 and $440 for 1998, 1997 and 1996, respectively.


12  SEGMENTS OF BUSINESS
The Company conducts its worldwide recreation operations through five separate global business units which represent major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

Net sales and operating profit include both sales to customers, as reported in the Company's consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin.

Identifiable assets represent assets that are used in the Company's operations in each business unit at the end of the years presented.

A summary of the Company's operations by business units, based on the requirements of FASB Statement 131, Disclosure about Segments of an Enterprise and Related Information, which the Company adopted in 1998, is presented below:

                                          1998         1997         1996
Net sales:
   Diving:
            Unaffiliated customers   $  90,116    $  77,393    $  78,371
            Interunit transfers             10          421          138
   Outdoor equipment:
            Unaffiliated customers      77,566       74,162       77,267
            Interunit transfers             28           12          242
   Fishing:
            Unaffiliated customers      58,508       63,799       69,737
            Interunit transfers            745        1,021        1,362
   Motors:
            Unaffiliated customers      53,249       53,700       62,041
            Interunit transfers          1,678        1,412        1,826
   Watercraft:
            Unaffiliated customers      47,517       22,885       18,050
            Interunit transfers            266          364          717
   Other                                 1,569       11,182       38,907
   Eliminations                         (2,727)      (3,230)      (4,285)
                                        ------       ------       ------
                                     $ 328,525    $ 303,121    $ 344,373
                                     =========    =========    =========
Operating profit (loss):
         Diving                      $  10,193    $   9,644    $   8,130
         Outdoor equipment               1,987        2,824        3,525
         Fishing                           367       (1,870)     (12,380)
         Motors                          1,156        1,537          291
         Watercraft                      8,658        4,152        3,189
         Other                          (3,638)      (4,276)      (4,231)
                                        ------       ------       ------
                                     $  18,723    $  12,011    $  (1,476)
                                     =========    =========    =========
Identifiable assets:
         Diving                      $ 104,344    $  92,468
         Outdoor equipment              49,090       50,879
         Fishing                        62,099       70,471
         Motors                         22,905       22,985
         Watercraft                     29,340       16,900
         Other                          28,239       23,316
                                        ------       ------
                                     $ 296,017    $ 277,019
                                     =========    =========

Sales and operating results of the Plastimo business, which was sold in January 1997, and operating expenses of the Company's corporate headquarters are included above in the caption "Other."

A summary of the Company's operations by geographic area is presented below:

                                                1998         1997         1996
Net sales:
         United States:
                  Unaffiliated customers   $ 195,727    $ 175,675    $ 184,372
                  Interarea transfers          6,357        6,426        6,718
         Europe:
                  Unaffiliated customers     110,863      101,751      134,048
                  Interarea transfers          6,830        3,922        3,107
         Other                                22,012       25,701       25,976
         Eliminations                        (13,264)     (10,354)      (9,848)
                                             -------      -------       ------
                                           $ 328,525    $ 303,121     $344,373
                                           =========    =========     ========
Identifiable assets:
         United States                     $ 151,864    $ 138,612
         Europe                              128,711      118,577
         Other                                15,442       19,830
                                           ---------    ---------
                                           $ 296,017    $ 277,019
                                           =========    =========

The Company's fishing, motors and watercraft businesses recognized sales to a single customer and its affiliated entities totaling $37,200 and $33,800 in 1998 and 1997, respectively. No customer accounted for 10% or more of sales in 1996.


13  VALUATION AND QUALIFYING ACCOUNTS
The following summarizes changes to valuation and qualifying accounts:

                                                   Additions  Reserves of
                                       Balance at Charged to   Businesses               Balance
                                        Beginning  Costs and     Acquired       Less     at End
                                          of Year   Expenses      or Sold  Deduction    of Year
Year ended October 2, 1998:
         Allowance for doubtful accounts  $ 2,693    $   918      $    35    $ 1,076    $ 2,570
         Inventory reserves                10,220        343          120      4,824      5,859
Year ended October 3, 1997:
         Allowance for doubtful accounts    2,235      1,604          217      1,363      2,693
         Inventory reserves                13,665        445        1,100      4,990     10,220
Year ended September 27, 1996:
         Allowance for doubtful accounts    2,610      1,662           --      2,037      2,235
         Inventory reserves                 5,118     12,202           --      3,655     13,665

Deductions include the impact of foreign currency fluctuations on the respective accounts.


14  EARNINGS PER SHARE
In 1998, the Company adopted FASB Statement 128, Earnings Per Share, which replaced the previously reported earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Per share amounts for 1997 and 1996 were not impacted by the computational changes required under Statement 128.

The following sets forth the computation of basic and diluted earnings per common share:
                                                 1998         1997         1996
Net income (loss) for basic and
         diluted earnings per share       $     5,212  $     2,056  $   (11,355)
Weighted average common
         shares outstanding                 8,100,415    8,111,322    8,113,776
Less nonvested restricted stock                 5,509        9,222       12,212
                                                -----        -----       ------
Basic average common shares                 8,094,906    8,102,100    8,101,564
Dilutive stock options and restricted
  stock                                        18,924       13,218       27,979
                                               ------       ------       ------
Diluted average common shares               8,113,830    8,115,318    8,129,543
                                            =========    =========    =========
Basic earnings (loss) per common share    $      0.64  $      0.25  $     (1.40)
                                          ===========  ===========  ===========
Diluted earnings (loss) per common share  $      0.64  $      0.25  $     (1.40)
                                          ===========  ===========  ===========


15  LITIGATION
In 1998, certain businesses acquired by the Company became subject to judgments in civil liability cases in the amount of $2,000. The judgments are being appealed. The Company believes that any payments made as a result of these judgments, including costs and expenses, will reduce payments otherwise due to selling shareholders of the businesses acquired.

The Company is subject to various legal actions and proceedings in the normal course of business, including those related to environmental matters. The Company is insured against loss for certain of these matters. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome will have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.


16 QUARTERLY  FINANCIAL SUMMARY (UNAUDITED)
The following summarizes quarterly operating results:

                                        First                 Second               Third              Fourth
                               1998      1997         1998      1997      1998      1997      1998      1997
Net sales                   $51,841   $51,817      $97,938   $96,111  $106,757   $86,894   $71,989   $68,299
Gross profit                 19,194    18,129       39,728    37,133    42,536    32,472    24,506    23,598
Operating profit (loss)      (2,672)   (3,787)      10,623     9,691    11,282     7,909      (510)   (1,802)
Net income (loss)            (2,784)   (3,866)       4,739     4,328     4,904     3,286    (1,647)   (1,692)
                             ======    ======        =====     =====     =====     =====    ======    ======
Basic earnings (loss)
         per common share    $(0.34)   $(0.48)       $0.59     $0.53     $0.61     $0.41    $(0.20)   $(0.21)
                             ======    ======        =====     =====     =====     =====    ======    ======
Diluted earnings (loss)
         per common share    $(0.34)   $(0.48)       $0.58     $0.53     $0.61     $0.41    $(0.20)   $(0.21)
                             ======    ======        =====     =====     =====     =====    ======    ======