Form 10-Q
period 1999-01-01
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1999-02-16
CIK 788329

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of January 31, 1999, 6,871,045 shares of Class A and 1,222,861 shares of Class B common stock of the Registrant were outstanding.

================================================================================

                       JOHNSON WORLDWIDE ASSOCIATES, INC.




              Index                                                     Page No.
--------------------------------------------------------------------------------
PART I      FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated  Statements of Operations -
                     Three Months Ended January 1, 1999
                     and January 2, 1998                                   1

                     Consolidated  Balance Sheets -
                     January 1, 1999,  October 2, 1998 and
                     January 2, 1998                                       2

                     Consolidated  Statements  of Cash Flows -
                     Three Months Ended January 1, 1999 and
                     January 2, 1998                                       4

                     Notes to Consolidated Financial Statements            5

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                            10

            Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                     15

PART II     OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                      15

                     Signatures

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


--------------------------------------------------------------------------------
                                                           Three Months Ended
--------------------------------------------------------------------------------
                                                      January 1      January 2
(thousands, except per share data)                         1999           1998
--------------------------------------------------------------------------------
Net sales                                            $   60,000      $   51,841
Cost of sales                                            38,266          32,647
--------------------------------------------------------------------------------
Gross profit                                             21,734          19,194
--------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                14,979          13,493
    Finance, information systems and administrative
      management
                                                          6,342           5,837
    Research and development                              1,944           1,543
    Amortization of acquisition costs                     1,025             912
    Profit sharing                                           71              15
    Nonrecurring charges                                    416              66
--------------------------------------------------------------------------------
Total operating expenses                                 24,777          21,866
--------------------------------------------------------------------------------
Operating loss                                           (3,043)         (2,672)
Interest income                                            (104)            (77)
Interest expense                                          2,283           2,194
Other income, net                                            (5)            (71)
--------------------------------------------------------------------------------
Loss before income taxes                                 (5,217)         (4,718)
Income tax benefit                                       (2,198)         (1,934)
--------------------------------------------------------------------------------
Net loss                                             $   (3,019)     $   (2,784)
--------------------------------------------------------------------------------
Basic loss per common share                          $    (0.37)     $    (0.34)
--------------------------------------------------------------------------------
Diluted loss per common share                        $    (0.37)     $    (0.34)
--------------------------------------------------------------------------------


         The accompanying notes are an integral part of the consolidated financial statements.



                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


-----------------------------------------------------------------------------------------------
                                                 January 1        October 2        January 2
(thousands, except share data)                        1999             1998             1998
-----------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash
        investments                            $     10,989     $     11,496     $      4,089
    Accounts receivable, less allowance
        for doubtful accounts of $2,709,
        $2,570, and $2,733, respectively             62,093           53,421           49,587
    Inventories                                      80,780           76,603           90,191
    Deferred income taxes                             6,836            6,067            5,140
    Other current assets                              8,834            6,933            7,407
-----------------------------------------------------------------------------------------------
Total current assets                                169,532          154,520          156,414
Property, plant and equipment                        35,772           35,469           32,144
Deferred income taxes                                15,529           15,435           10,856
Intangible assets                                    91,007           90,101           81,463
Other assets                                            853              492              544
-----------------------------------------------------------------------------------------------
Total assets                                   $    312,693     $    296,017     $    281,421
-----------------------------------------------------------------------------------------------

                                    continued



                       JOHNSON WORLDWIDE ASSOCIATES, INC.



------------------------------------------------------------------------------------------------------------
                                                             January 1         October 2        January 2
                                                                  1999              1998             1998
------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-
      term debt                                            $     76,462     $     42,614      $     45,224
    Accounts payable                                             13,580           11,681            13,844
    Accrued liabilities                                          21,286           30,724            17,614
------------------------------------------------------------------------------------------------------------
Total current liabilities                                       111,328           85,019            76,682
Long-term debt, less current maturities                          75,379           82,066            88,181
Other liabilities                                                 4,575            4,546             4,290
------------------------------------------------------------------------------------------------------------
Total liabilities                                               191,282          171,631           169,153
------------------------------------------------------------------------------------------------------------

Shareholders' equity:
    Preferred stock:  none issued                                    --               --                --
    Common stock:
        Class A shares issued:
           January 1, 1999, 6,910,577;
           October 2, 1998, 6,909,577;
           January 2, 1998, 6,905,523                               345              345               345
        Class B shares issued (convertible into Class A):
           January 1, 1999, 1,222,861:
           October 2, 1998, 1,223,861;
           January 2, 1998, 1,227,915                                61               61                61
    Capital in excess of par value                               44,205           44,205            44,186
    Retained earnings                                            82,048           85,068            77,096
    Contingent compensation                                         (15)             (27)              (58)
    Other comprehensive income - cumulative
         translation adjustment                                  (4,618)          (4,651)           (9,060)
    Treasury stock:
        January 1, 1999, 39,532 Class A shares;
        October 2, 1998, 39,532 Class A shares;
        January 2, 1998, 22,919 Class A shares                     (615)            (615)             (302)
------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                      121,411          124,386           112,268
------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $    312,693     $    296,017      $    281,421
------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of the consolidated financial statements.



                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


------------------------------------------------------------------------------------
                                                             Three Months Ended
------------------------------------------------------------------------------------
                                                      January 1         January 2
(thousands)                                                1999              1998
------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net loss                                             $    (3,019)      $    (2,784)
Noncash items:
     Depreciation and amortization                         3,527             3,216
     Deferred income taxes                                  (763)            2,148
Change in assets and liabilities, net of effect of
      businesses acquired:
         Accounts receivable, net                         (6,842)              786
         Inventories                                      (4,039)          (11,263)
         Accounts payable and accrued liabilities         (8,788)           (8,279)
         Other, net                                         (801)             (483)
------------------------------------------------------------------------------------
                                                         (20,725)          (16,659)
------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES
Net assets of businesses acquired, net of cash            (4,233)           (3,034)
Net additions to property, plant and equipment            (2,890)           (2,072)
------------------------------------------------------------------------------------
                                                          (7,123)           (5,106)
------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of senior notes                                      --            25,000
Net change in short-term debt                             27,317            (6,081)
Common stock transactions                                     --                 8
------------------------------------------------------------------------------------
                                                          27,317            18,927
Effect of foreign currency fluctuations on cash               24              (203)
------------------------------------------------------------------------------------
Decrease in cash and temporary cash investments             (507)           (3,041)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                       11,496             7,130
------------------------------------------------------------------------------------
End of period                                        $    10,989       $     4,089
------------------------------------------------------------------------------------


         The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1      Basis of Presentation

       The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. and subsidiaries (the Company) as of January 1, 1999 and the results of operations and cash flows for the three months ended January 1, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

       Because of seasonal and other factors, the results of operations for the three months ended January 1, 1999 are not necessarily indicative of the results to be expected for the full year.

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


3      Inventories

       Inventories at the end of the respective periods consist of the following:

       ---------------------------------------------------------------------
                               January 1        October 2       January 2
                                    1999             1998            1998
       ---------------------------------------------------------------------
       Raw materials           $   27,536      $   27,834      $   34,643
       Work in process              3,502           4,753           7,012
       Finished goods              55,192          49,875          58,073
       ---------------------------------------------------------------------
                                   86,230          82,462          99,728
       Less reserves                5,450           5,859           9,537
       ---------------------------------------------------------------------
                               $   80,780      $   76,603      $   90,191
       ---------------------------------------------------------------------

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

4      Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings (loss) per common share:

       -------------------------------------------------------------------------------------------
                                                                       Three Months Ended
       -------------------------------------------------------------------------------------------
                                                                 January 1             January 2
                                                                      1999                  1998
       -------------------------------------------------------------------------------------------
       Net loss for basic and diluted earnings per share    $       (3,019)       $       (2,784)
       -------------------------------------------------------------------------------------------
       Weighted average common shares outstanding                8,093,906             8,109,965
       Less nonvested restricted stock                               4,158                 5,149
       -------------------------------------------------------------------------------------------
       Basic and diluted average common shares                   8,089,748             8,104,816
       -------------------------------------------------------------------------------------------
       Basic loss per common share                          $        (0.37)       $        (0.34)
       -------------------------------------------------------------------------------------------
       Diluted loss per common share                        $        (0.37)       $        (0.34)
       -------------------------------------------------------------------------------------------

       Options to purchase 733,005 shares of common stock with a weighted average exercise price of $15.72 per share were outstanding at January 1, 1999. Options to purchase 627,457 shares of common stock with a weighted average exercise price of $17.46 per share were outstanding at January 2, 1998. None of the options were included in the computation of diluted loss per common share because the effect would be antidilutive.


5      Stock Ownership Plans

       A summary of stock option activity related to the Company's plans is as follows:

      ---------------------------------------------------------------------
                                                           Weighted Average
                                                  Shares     Exercise Price
      ---------------------------------------------------------------------
      Outstanding at October 2, 1998             602,061          $17.43
           Granted                               153,000            9.69
           Cancelled                             (22,056)          20.49
      ---------------------------------------------------------------------
      Outstanding at January 1, 1999             733,005          $15.72
      ---------------------------------------------------------------------


6      Acquisitions

       In December 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of True North Paddle & Necky Kayaks Ltd., a privately held manufacturer and marketer of Necky Kayaks, and an affiliated entity. The purchase price, including direct expenses, for the acquisition was approximately $5,700, of which approximately $3,100 was recorded as intangible

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


       assets and is being amortized over 25 years. Additional payments in the years 1999 through 2003 are dependent upon the achievement of specified levels of sales and profitability of the acquired products.

       The acquisition was accounted for using the purchase method and, accordingly, the Consolidated Financial Statements include the results of operations since the date of acquisition. Additional payments, if required, will increase intangible assets in future years.


7      Litigation

       In 1998, certain businesses acquired by the Company became subject to judgments in civil liability cases. In February 1999, these cases were settled. All payments made as a result of these judgments reduced payments otherwise due to selling shareholders of the businesses acquired. Accordingly, these judgments did not impact the operating results of the Company.


8      Comprehensive Income

       The Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income, in 1999. Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative translation adjustment.

       Comprehensive income (loss) for the respective periods consists of the following:

      ------------------------------------------------------------------------
                                                  Three Months Ended
      ------------------------------------------------------------------------
                                             January 1             January 2
                                                  1999                  1998
      ------------------------------------------------------------------------
      Net loss                              $   (3,019)           $   (2,784)
      Translation adjustment                        33                (2,704)
      ------------------------------------------------------------------------
      Comprehensive income (loss)           $   (2,986)           $   (5,488)
      ------------------------------------------------------------------------


9      Segments of Business

       The Company conducts its worldwide operations through five separate global business units which represent major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


       Net sales and operating profit include both sales to customers, as reported in the Company's consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Identifiable assets represent assets that are used in the Company's operations in each business unit at the end of the periods presented.

       A summary of the Company's operations by business unit is presented below:

      ------------------------------------------------------------------------
                                                  Three Months Ended
      ------------------------------------------------------------------------
                                            January 1            January 2
                                                 1999                 1998
      ------------------------------------------------------------------------
      Net sales:
          Diving:
              Unaffiliated customers     $     17,645         $     19,430
              Interunit transfers                   3                  108
          Outdoor equipment:
              Unaffiliated customers           15,000               12,392
              Interunit transfers                  11                    1
          Fishing:
              Unaffiliated customers           11,856                9,269
              Interunit transfers                 123                  187
          Motors:
              Unaffiliated customers            9,025                5,890
              Interunit transfers                 339                  405
          Watercraft:
              Unaffiliated customers            5,782                4,227
              Interunit transfers                  12                   --
          Other                                   692                  633
          Eliminations                           (488)                (701)
      ------------------------------------------------------------------------
                                         $     60,000         $     51,841
      ------------------------------------------------------------------------
      Operating profit (loss):
          Diving                         $       (564)        $      1,606
          Outdoor equipment                      (946)                (687)
          Fishing                                  79               (1,661)
          Motors                                 (942)              (1,544)
          Watercraft                              150                  137
          Other                                  (815)                (523)
      ------------------------------------------------------------------------
                                         $     (3,043)        $     (2,672)
      ------------------------------------------------------------------------

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

      --------------------------------------------------------------------------
                                    January 1        October 2        January 2
                                         1999             1998             1998
      --------------------------------------------------------------------------
      Identifiable assets:
          Diving                 $    105,330     $    104,344     $     94,137
          Outdoor equipment            44,555           49,090           47,900
          Fishing                      65,833           62,099           73,552
          Motors                       27,356           22,905           27,414
          Watercraft                   40,114           29,340           19,649
          Other                        29,505           28,239           18,769
      --------------------------------------------------------------------------
                                 $    312,693     $    296,017     $    281,421
      --------------------------------------------------------------------------

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months ended January 1, 1999 and January 2, 1998. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1998 Annual Report.


Forward Looking Statements

Certain matters discussed in this 1998 Form 10-Q are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, the success of the Company's EVA program, actions of companies that compete with JWA, the Company's success in managing inventory, movements in foreign currencies or interest rates, the success of suppliers, customers and others regarding compliance with year 2000 issues, and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Results of Operations

Net sales for the three months ended January 1, 1999 totaled $60.0 million, an increase of 16%, or $8.2 million, over the three months ended January 2, 1998. Sales of all businesses except the Diving business exhibited strong sales growth. The Diving business was adversely impacted by weakness in Asia, which negatively impacted export sales.

Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were higher for the three months ended January 1,

                       JOHNSON WORLDWIDE ASSOCIATES, INC.



1999 as compared to the corresponding period of the prior year. Excluding the impact of foreign currencies, net sales increased 14% for the three months ended January 1, 1999. Gross profit as a percentage of sales decreased to 36.2% for the three months ended January 1, 1999 compared to 37.0% in the corresponding period in the prior year. The decrease in higher margin Diving sales relative to total sales contributed to the decrease.

The Company incurred an operating loss of $3.0 million for the three months ended January 1, 1999, compared to an operating loss of $2.7 million for the corresponding period of the prior year. Seasonal losses of the Leisure Life watercraft business, which the Company acquired in February 1998 and, accordingly, did not impact prior year results, contributed to the decrease from the prior year. Increased nonrecurring charges from integration of acquired businesses also contributed to the decrease. The combination of these two factors more than offset the positive impact of increased sales on operating margins.

Interest expense totaled $2.3 million for the three months ended January 1, 1999 compared to $2.2 million for the corresponding period of the prior year. Increased debt levels due to acquisitions consummated in 1998 were substantially offset by improved management of working capital and a favorable interest rate environment.

The Company incurred a net loss of $3.0 million in the three months ended January 1, 1999 compared to a loss of $2.8 million in the corresponding period of the prior year. On a per share basis, the loss totaled $0.37 compared to $0.34 in the prior year.


Financial Condition

The  following   discusses  changes  in  the  Company's  liquidity  and  capital resources.

                                   Operations

Cash flows used for operations totaled $20.7 million for the three months ended January 1, 1999 and $16.7 million for the corresponding period of the prior year. Growth in inventories of $4.0 million for the three months ended January 1, 1999 and $11.3 million for the corresponding period of the prior year account for a significant amount of the net usage of funds. The build up of inventory in anticipation of the selling season contributed to the increase in both years. Inventory turns increased for the period ended January 1, 1999 compared to the corresponding period of the prior year.

Accounts receivable increased $6.8 million for the three months ended January 1, 1999 and decreased $0.8 million for the corresponding period of the prior year. The increase in the current year is related to the sales growth during the last three months and seasonal dating programs.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

Accounts payable and accrued liabilities decreased $8.8 million for the three months ended January 1, 1999 and $8.3 million for the corresponding period of the prior year, increasing the net outflow of cash from operations. These outflows include seasonal payments for interest expense, incentive compensation and retirement programs.

Depreciation and amortization charges were $3.5 million for the three months ended January 1, 1999 and $3.2 million for the corresponding period of the prior year, mitigating the net outflow of operating funds. The increase was due primarily to increased amortization of intangible assets from businesses acquired in 1998.

                              Investing Activities

Expenditures for property, plant and equipment were $2.9 million for the three months ended January 1, 1999 and $2.1 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 1999, capitalized expenditures are anticipated to total approximately $12 million. These expenditures are expected to be funded by working capital or existing credit facilities. The Company completed the acquisition of one business in the current year and two businesses in the prior year, which increased tangible and intangible assets by $4.2 million and $3.0 million, respectively, net of cash and liabilities assumed.

                              Financing Activities

Cash flows from financing activities totaled $27.3 million for the three months ended January 1, 1999 and $18.9 million for the corresponding period of the prior year. In October 1997, the Company consummated a private placement of long-term debt totaling $25 million. Payments on long-term debt required to be made in 1999 total $7.8 million.


Market Risk Management

The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of a variety of derivative financial instruments. Derivatives are used only where there is an underlying exposure: not for trading or speculative purposes.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

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

                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rate market risk sensitive instruments outstanding at January 1, 1999:

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


--------------------------------------------------------------------------------
                                                            Estimated Impact on
--------------------------------------------------------------------------------

                                                                Earnings Before
(millions)                               Fair Value                Income Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments              $3.2                        $0.6
Interest rate instruments                       3.9                         0.8
--------------------------------------------------------------------------------


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

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Information with respect to this item is included in Management's Discussion and
                   Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."


                            PART II OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

(a)           The following documents are filed as part of this Form 10-Q


              Exhibit 4.17 Amendment No. 1 dated September 11, 1998 to the Amended and Restated Credit Agreement dated as of April 3, 1998.


              Exhibit 27:   Financial Data Schedule

(b) There were no reports on Form 8-K filed for the three months ended January 1, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    JOHNSON WORLDWIDE ASSOCIATES, INC.
Date:  February 15, 1999





                                    /s/ Carl G. Schmidt
                                    ----------------------------------
                                    Carl G. Schmidt
                                    Senior Vice President and Chief Financial
                                    Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                       JOHNSON WORLDWIDE ASSOCIATES, INC.



                                  EXHIBIT INDEX





                                                                          Page
  Exhibit         Description                                            Number

    4.17          Amendment No. 1 dated September 11, 1998 to the          -
                  Amended and Restated Credit Agreement dated as of April 3, 1998.

    27.           Financial Data Schedule                                  -