Form 10-Q
period 1999-04-02
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1999-05-17
CIK 788329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from____________ to__________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 30, 1999, 6,892,267 shares of Class A and 1,222,861 shares of Class B common stock of the Registrant were outstanding.

================================================================================

                       JOHNSON WORLDWIDE ASSOCIATES, INC.




                                         Index                        Page No.
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated  Statements  of  Operations - three
                  months  and six months  ended  April 2, 1999 and
                  April 3, 1998                                            1

                  Consolidated Balance Sheets - April 2, 1999,
                   October 2, 1998 and April 3, 1998                       2

                  Consolidated Statements of Cash Flows - six months
                  ended April 2, 1999 and April 3, 1998                    3

                  Notes to Consolidated Financial Statements               4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                     11

PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders      12

         Item 6.  Exhibits and Reports on Form 8-K                         13

                  Signatures

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


----------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                   Six Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                              April 2           April 3          April 2           April 3
(thousands, except per share data)                               1999              1998             1999              1998
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $  104,210         $  97,938       $  164,210        $  149,779
Cost of sales                                                  62,014            58,210          100,280            90,857
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   42,196            39,728           63,930            58,922
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                      20,397            19,394           35,377            32,887
    Finance, information systems and administrative
        management                                              6,620             6,587           12,962            12,424
    Research and development                                    1,943             1,806            3,887             3,349
    Amortization of acquisition costs                           1,025               943            2,050             1,855
    Profit sharing                                                696               339              766               354
    Nonrecurring charges                                        1,133                36            1,549               102
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       31,814            29,105           56,591            50,971
----------------------------------------------------------------------------------------------------------------------------
Operating profit                                               10,382            10,623            7,339             7,951
Interest income                                                   (59)              (68)            (163)             (145)
Interest expense                                                2,648             2,539            4,931             4,733
Other expenses, net                                                99               142               94                72
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      7,694             8,010            2,477             3,292
Income tax expense                                              3,317             3,271            1,119             1,337
----------------------------------------------------------------------------------------------------------------------------
Net income                                                 $    4,377         $   4,739       $    1,358        $    1,955
============================================================================================================================
Basic earnings per common share                            $     0.54         $    0.59       $     0.17        $     0.24
============================================================================================================================
Diluted earnings per common share                          $     0.54         $    0.58       $     0.17        $     0.24
============================================================================================================================





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                              April 2        October 2           April 3
(thousands, except share data)                                                   1999             1998              1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                                    $    3,467       $   11,496        $    4,724
    Accounts receivable, less allowance for doubtful accounts of
        $3,032, $2,570, and $2,536, respectively                               94,768           53,421            85,451
    Inventories                                                                81,722           76,603            95,774
    Deferred income taxes                                                       5,574            6,067             7,755
    Other current assets                                                        7,570            6,933             8,446
--------------------------------------------------------------------------------------------------------------------------
Total current assets                                                          193,101          154,520           202,150
Property, plant and equipment                                                  35,168           35,469            33,860
Deferred income taxes                                                          15,663           15,435            10,441
Intangible assets                                                              87,653           90,101            86,330
Other assets                                                                    1,602              492               533
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                               $  333,187       $  296,017        $  333,314
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt               $   92,892       $   42,614        $   80,917
    Accounts payable                                                           17,141           11,681            19,267
    Accrued liabilities                                                        24,106           30,724            27,022
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                     134,139           85,019           127,206
Long-term debt, less current maturities                                        74,010           82,066            87,921
Other liabilities                                                               4,329            4,546             4,058
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                             212,478          171,631           219,185
-------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
    Preferred stock: none issued                                                   --               --                --
    Common stock:
        Class A shares issued:
           April 2, 1999, 6,910,577; October 2, 1998, 6,909,577;
           April 3, 1998, 6,909,351                                               345              345               345
        Class B shares issued (convertible into Class A):
           April 2, 1999, 1,222,861; October 2, 1998, 1,223,861;
           April 3, 1998, 1,224,087                                                61               61                61
    Capital in excess of par value                                             44,157           44,205            44,193
    Retained earnings                                                          86,305           85,068            81,809
    Contingent compensation                                                       (63)             (27)              (65)
    Other comprehensive income - cumulative translation adjustment             (9,811)          (4,651)          (11,599)
    Treasury stock: Class A shares, at cost:
        April 2, 1999, 18,310; October 2, 1998, 39,532;
        April 3, 1998, 39,532                                                    (285)            (615)             (615)
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                    120,709          124,386           114,129
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                 $  333,187       $  296,017        $  333,314
=========================================================================================================================


         The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                                                                 Six Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                                     April 2               April 3
(thousands)                                                                             1999                  1998
--------------------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net income                                                                         $   1,358             $   1,954
Noncash items:
     Depreciation and amortization                                                     7,554                 6,882
     Deferred income taxes                                                               464                   210
Change in assets and liabilities, net of effect of businesses acquired:
         Accounts receivable, net                                                    (41,438)              (35,390)
         Inventories                                                                  (7,378)              (15,863)
         Accounts payable and accrued liabilities                                        364                 5,115
         Other, net                                                                     (926)               (1,472)
--------------------------------------------------------------------------------------------------------------------
                                                                                     (40,002)              (38,564)
--------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES
Net assets of businesses acquired, net of cash                                        (5,574)              (12,418)
Net additions to property, plant and equipment                                        (5,526)               (5,613)
--------------------------------------------------------------------------------------------------------------------
                                                                                     (11,100)              (18,031)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of senior notes                                                                  --                25,000
Net change in short-term debt                                                         43,408                29,869
Common stock transactions                                                                 94                  (333)
--------------------------------------------------------------------------------------------------------------------
                                                                                      43,502                54,536
Effect of foreign currency fluctuations on cash                                         (429)                 (347)
--------------------------------------------------------------------------------------------------------------------
Decrease in cash and temporary cash investments                                       (8,029)               (2,406)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                   11,496                 7,130
--------------------------------------------------------------------------------------------------------------------
End of period                                                                      $   3,467             $   4,724
====================================================================================================================



         The accompanying notes are an integral part of the consolidated financial statements.


                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1      Basis of Presentation

       The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. and subsidiaries (the Company) as of April 2, 1999 and the results of operations and cash flows for the three months and six months ended April 2, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

       Because of seasonal and other factors, the results of operations for the three months and six months ended April 2, 1999 are not necessarily indicative of the results to be expected for the full year.

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


3      Inventories

       Inventories at the end of the respective periods consist of the following:

      --------------------------------------------------------------------------
                            April 2            October 2              April 3
                               1999                 1998                 1998
      --------------------------------------------------------------------------
      Raw materials        $  28,407           $  27,834            $  34,597
      Work in process          3,442               4,753                6,818
      Finished goods          55,413              49,875               61,765
      --------------------------------------------------------------------------
                              87,262              82,462              103,180
      Less reserves            5,540               5,859                7,406
      --------------------------------------------------------------------------
                           $  81,722           $  76,603            $  95,774
      ==========================================================================

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


4      Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per common share:

      --------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                              April 2        April 3        April 2        April 3
                                                                 1999           1998           1999           1998
      ==============================================================================================================
      Net income for basic and diluted earnings per
           share                                         $      4,377   $      4,739   $      1,358   $      1,954
      --------------------------------------------------------------------------------------------------------------
      Weighted average common shares outstanding
                                                            8,100,600      8,130,881      8,097,253      8,106,924
      Less nonvested restricted stock                           3,818          6,559          3,988          6,854
      --------------------------------------------------------------------------------------------------------------
      Basic average common shares                           8,096,782      8,097,322      8,093,265      8,100,070
      Dilutive stock options and restricted stock               2,207         30,199          1,914         31,329
      --------------------------------------------------------------------------------------------------------------
      Diluted average common shares                         8,098,989      8,127,521      8,095,179      8,131,399
      ==============================================================================================================
      Basic earnings per common share                    $       0.54   $       0.59   $       0.17   $       0.24
      ==============================================================================================================
      Diluted earnings per common share                  $       0.54   $       0.58   $       0.17   $       0.24

      ==============================================================================================================


5      Stock Ownership Plans

       A summary of stock option activity related to the Company's plans is as follows:

      ------------------------------------------------------------------------
                                                            Weighted Average
                                           Shares            Exercise Price
      ------------------------------------------------------------------------
      Outstanding at October 2, 1998      602,061                    $17.43
           Granted                        281,000                      8.96
           Cancelled                      (84,723)                    15.10
      ------------------------------------------------------------------------
      Outstanding at April 2, 1999        798,338                    $14.70
      ========================================================================

      Options to purchase 620,761 shares of common stock with a weighted average exercise price of $17.45 per share were outstanding at April 3, 1998.


6      Acquisitions

       In April 1999, subsequent to the end of the quarter, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Escape Sailboat Company LLC, a privately held manufacturer and marketer of recreational sailboats. The initial purchase price, including direct expenses, for the acquisition was approximately $4,800, of which approximately $3,100 was recorded as intangible assets and is being amortized over 25 years. Additional payments in 2000 and 2001 are dependent upon achievement of specified levels of sales of the acquired business.

       In December 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of True North Paddle & Necky Kayaks Ltd., a privately held manufacturer and marketer of Necky kayaks, and an affiliated entity. The purchase price, including direct expenses, for the acquisition was approximately $5,700, of which approximately $3,100 was recorded as intangible assets and is being amortized over 25 years. Additional payments in the years

                       JOHNSON WORLDWIDE ASSOCIATES, INC.



       1999 through 2003 are dependent upon the achievement of specified levels of sales and profitability of the acquired business.

       The acquisitions were accounted for using the purchase method and, accordingly, the Consolidated Financial Statements include the results of operations since the respective dates of acquisition. Additional payments, if required, will increase intangible assets in future years.


7      Litigation

       In 1998, certain businesses acquired by the Company became subject to judgments in civil liability cases. In February 1999, these cases were settled. Payments totaling $1,600 made by the Company as a result of these judgments reduced payments otherwise due to selling shareholders of the businesses acquired. Accordingly, these judgments did not impact the operating results of the Company.


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

       Comprehensive income (loss) for the respective periods consists of the following:

      ----------------------------------------------------------------------------------------------
                                            Three Months Ended                    Six Months Ended
      ----------------------------------------------------------------------------------------------
                                     April 2           April 3           April 2          April 3
                                        1999              1998              1999             1998
      ----------------------------------------------------------------------------------------------
      Net income                    $  4,377          $  4,739          $  1,358         $  1,954
      Translation adjustment          (5,193)           (2,539)           (5,160)          (5,243)
      ----------------------------------------------------------------------------------------------
      Comprehensive income (loss)   $   (816)         $  2,200          $ (3,802)        $ (3,289)
      ==============================================================================================


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

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


      A summary of the Company's operations by business unit is presented below:

      --------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                    Six Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                     April 2           April 3           April 2          April 3
                                                        1999              1998              1999             1998
      --------------------------------------------------------------------------------------------------------------
      Net sales:
          Diving:
              Unaffiliated customers              $   19,914        $   21,466        $   37,559       $   40,896
              Interunit transfers                          6              (108)                9               --
          Outdoor equipment:
              Unaffiliated customers                  26,136            22,513            41,136           34,905
              Interunit transfers                         19                --                30                1
          Fishing:
              Unaffiliated customers                  19,566            20,899            31,422           30,168
              Interunit transfers                        201               218               324              405
          Motors:
              Unaffiliated customers                  22,402            20,380            31,427           26,270
              Interunit transfers                        645               703               984            1,108
          Watercraft:
              Unaffiliated customers                  15,873            12,356            21,655           16,583
              Interunit transfers                        168               120               180              120
          Other                                          319               324             1,011              957
          Eliminations                                (1,039)             (933)           (1,527)          (1,634)
      --------------------------------------------------------------------------------------------------------------
                                                  $  104,210        $   97,938        $  164,210       $  149,779
      ==============================================================================================================
      Operating profit (loss):
          Diving                                  $      765        $    3,617        $      196       $    5,223
          Outdoor equipment                            1,829             1,783               883            1,096
          Fishing                                      2,093             1,415             2,172             (246)
          Motors                                       3,554             2,864             2,612            1,320
          Watercraft                                   3,172             2,539             3,322            2,676
          Other                                       (1,031)           (1,595)           (1,846)          (2,118)
      --------------------------------------------------------------------------------------------------------------
                                                  $   10,382        $   10,623        $    7,339       $    7,951
      ==============================================================================================================

      --------------------------------------------------------------------------------------------------------------
                                                                       April 2         October 2          April 3
                                                                          1999              1998             1998
      --------------------------------------------------------------------------------------------------------------
      Identifiable assets:
          Diving                                                    $   97,507        $  104,344       $  100,926
          Outdoor equipment                                             53,849            49,090           58,884
          Fishing                                                       72,746            62,099           78,525
          Motors                                                        34,878            22,905           36,317
          Watercraft                                                    49,886            29,340           36,667
          Other                                                         24,321            28,239           21,995
      --------------------------------------------------------------------------------------------------------------
                                                                    $  333,187        $  296,017       $  333,314
      ==============================================================================================================


                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and six months ended April 2, 1999 and April 3, 1998. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1998 Annual Report.


Forward Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, the success of the Company's EVA(R) program, actions of companies that compete with JWA, the Company's success in managing inventory, movements in foreign currencies or interest rates, the success of suppliers, customers and others regarding compliance with year 2000 issues, and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Results of Operations

Net sales for the three months ended April 2, 1999 totaled $104.2 million, compared to $97.9 million in the three months ended April 3, 1998. Net sales for the six months ended April 2, 1999 totaled $164.2 million, an increase of 10%, or $14.4 million, over the six months ended April 3, 1998. Sales of all businesses except Diving and Fishing exhibited strong growth. The Diving business was adversely impacted by the integration of acquired businesses into its operations. The Fishing business had high levels of sales of excess product at nominal margins in the prior year, causing an unfavorable comparison with regard to sales.

Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were higher for the six months ended April 2, 1999 as compared to the corresponding period of the prior year. Excluding the impact of foreign currencies, net sales increased 5% and 8% for the three and six months ended April 2, 1999, respectively.

Gross profit as a percentage of sales was 40.5% for the three months ended April 2, 1999 compared to 40.6% in the corresponding period in the prior year. Gross profit for the six months ended April 2, 1999 decreased to 38.9% from 39.3% in the prior year. The decline in higher margin Diving sales relative to total sales contributed to the decrease, more than offsetting strong gains in the Fishing and Motors businesses.

The Company recognized an operating profit of $10.4 million for the three months ended April 2, 1999, compared to an operating profit of $10.6 million for the corresponding period of the prior year. For the six months ended April 2, 1999, operating profit decreased to $7.4 million, from $8.0 million in the prior year.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


Seasonal losses of the Leisure Life watercraft business, which the Company acquired in February 1998 and, accordingly, did not impact prior year results, contributed to the decrease from the prior year. Increased nonrecurring charges from integration of acquired businesses also contributed to the decrease. The combination of these two factors more than offset the positive impact of increased sales on operating margins and the favorable impact of the Necky acquisition.

Interest expense totaled $4.9 million for the six months ended April 2, 1999 compared to $4.7 million for the corresponding period of the prior year. Increased debt levels due to acquisitions consummated in 1999 and 1998, more than offset improved management of working capital and a favorable interest rate environment, accounting for the change. The Company's effective tax rate increased due to a change in the amount and mix of profits in foreign jurisdictions.

The Company recognized net income of $4.4 million in the three months ended April 2, 1999 compared to net income of $4.7 million in the corresponding period of the prior year. Diluted earnings per common share totaled $0.54 for the three months ended April 2, 1999 compared to $0.58 in the prior year. The Company recognized net income of $1.4 million in the six months ended April 2, 1999 compared to net income of $2.0 million in the corresponding period of the prior year. Year to date diluted earnings per common share decreased to $0.17 from $0.24 in the prior year.


Financial Condition

The  following   discusses  changes  in  the  Company's  liquidity  and  capital resources.

                                   Operations

Cash flows used for operations totaled $40.0 million for the six months ended April 2, 1999 and $38.6 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $41.4 million for the six months ended April 2, 1999 and $35.4 million for the corresponding period of the prior year. Seasonal growth in inventories of $7.4 million for the six months ended April 2, 1999 and $15.9 million for the corresponding period of the prior year also accounted for a portion of the net usage of funds. Inventory turns increased for the six month period ended April 2, 1999 compared to the corresponding period of the prior year.

Accounts payable and accrued liabilities increased $0.4 million for the six months ended April 2, 1999 and $5.1 million for the corresponding period of the prior year, decreasing the net outflow of cash from operations.

Depreciation and amortization charges were $7.6 million for the six months ended April 2, 1999 and $6.9 million for the corresponding period of the prior year. The increase was due primarily to increased amortization of intangible assets from businesses acquired in 1999 and 1998.

                              Investing Activities

Expenditures for property, plant and equipment were $5.5 million for the six months ended April 2, 1999 and $5.6 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 1999, capitalized expenditures are anticipated to total approximately $12 million. These expenditures are expected to be funded by working capital or existing credit facilities.

The Company completed the acquisition of one business in the first six months of the current year and three businesses in the prior year, which increased tangible and intangible assets by $5.6 million and $12.4 million, respectively, net of cash and liabilities assumed.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                              Financing Activities

Cash flows from financing activities totaled $43.5 million for the six months ended April 2, 1999 and $54.5 million for the corresponding period of the prior year. In October 1997, the Company consummated a private placement of long-term debt totaling $25 million. Payments on long-term debt required to be made in 1999 total $7.8 million.



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

                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. Certain instruments are included in both categories of risk exposure calculated below. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rate market risk sensitive instruments outstanding at April 2, 1999:

--------------------------------------------------------------------------------
                                                            Estimated Impact on
--------------------------------------------------------------------------------
                                                         Earnings Before Income
(millions)                               Fair Value                       Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments              $2.8                        $0.3
Interest rate instruments                       3.9                         0.8
================================================================================

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

The Company has assessed the impact of year 2000 issues on the processing of date-related information for all of its information systems infrastructure and non-technical assets, such as production equipment. All systems and non-technical assets are in the process of being inventoried and classified as to their compliance with year 2000 data processing. Any systems found year 2000 deficient will be modified, upgraded or replaced. Project plans anticipate all existing, critical information systems infrastructure and non-technical assets to be year 2000 compliant before failure to comply would significantly disrupt the Company's operations. Contingency plans are being developed to address any failures resulting from relationships with customers, suppliers or other third parties. The Company has made inquiries of its suppliers, customers and other organizations which impact the Company's business, but cannot guarantee that circumstances beyond its control will not have an adverse impact on its operations.

Since 1993, the Company has invested more than $10 million in information systems improvements and has been migrating its businesses to systems that are year 2000 compliant. Based on assessments and testing to date, the financial impact of addressing any potential remaining internal system issues should not be material to the Company's financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."

                            PART II OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting on January 26, 1999, the shareholders voted on three management proposals and to elect the following individuals as Directors for terms that expire at the next annual meeting:

--------------------------------------------------------------------------------------------------------------------
                                           Votes Cast For    Votes Cast         Votes                       Broker
                                                                Against      Withheld    Abstentions     Non-Votes
--------------------------------------------------------------------------------------------------------------------

Class A Directors:
Thomas F. Pyle, Jr.                             5,420,265             0       698,190              0             0
Glenn N. Rupp                                   5,419,275             0       699,180              0             0

Class B Directors:
Samuel C. Johnson                               1,218,377             0             0              0             0
Helen P. Johnson-Leipold                        1,218,377             0             0              0             0
Gregory E. Lawton                               1,218,377             0             0              0             0
Ronald C. Whitaker                              1,218,377             0             0              0             0

Proposal 1 regarding  the amendment
  to   the   1994   Long-Term   Stock
  Incentive   Plan  to  increase  the
  number  of  shares  authorized  for
  issuance                                     16,132,501     2,027,828             0        141,896             0

Proposal 2 regarding  the amendment
  to   the   1994   Long-Term   Stock
  Incentive   Plan  to   change   the
  individual limit on share awards             16,065,030     1,445,603             0        791,592             0

Proposal 3 regarding  the amendment
  to the 1994  Non-Employee  Director
  Stock  Ownership  Plan to  increase
  the number of shares authorized for
  issuance                                     17,473,218        45,491             0        783,516             0

Votes cast for or against and abstentions with respect to Proposals 1, 2 and 3 reflect that holders of Class B shares are entitled to 10 votes per share for matters other than the election of Directors.

Item 6.       Exhibits and Reports on Form 8-K

(a)           The following documents are filed as part of this Form 10-Q

              Exhibit 3.1 Amendments to Bylaws of the Company dated as of March 9, 1999.

              Exhibit  3.2  Bylaws of the  Company as amended  through  March 9,
                            1999.

              Exhibit 10.1 Separation agreement, dated March 9, 1999, between the Company and R. C. Whitaker.

              Exhibit 27:   Financial Data Schedule

(b) There were no reports on Form 8-K filed for the three months ended April 2, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            JOHNSON WORLDWIDE ASSOCIATES, INC.
Date: May 17, 1999
                            /s/ Carl G. Schmidt
                            --------------------------------------------------

                            Carl G. Schmidt
                            Senior Vice President and Chief Financial Officer, Secretary and Treasurer
                            (Principal Financial and Accounting Officer)

                             JOHNSON WORLDWIDE INDEX





                                                                          Page
Exhibit            Description                                           Number
--------------------------------------------------------------------------------

   3.1       Amendments to Bylaws of the Company dated as of
             March 9, 1999.                                                 -

   3.2       Bylaws of the Company as amended through March 9,
             1999.                                                          -

  10.1       Separation agreement, dated March 9, 1999, between the
              Company and R. C. Whitaker.                                   -

  27.        Financial Data Schedule                                        -