Form 10-Q
period 1999-07-02
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1999-08-17
CIK 788329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of July 30, 1999, 6,905,297 shares of Class A and 1,222,861 shares of Class B common stock of the Registrant were outstanding.

================================================================================

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                       Index                                         Page No.
-----------------------------------------------------------------    --------

PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated  Statements  of  Operations - three
                 months  and nine  months  ended July 2, 1999 and
                 July 3, 1998                                            1

                 Consolidated Balance Sheets - July 2, 1999,
                 October 2, 1998 and July 3, 1998                        2

                 Consolidated Statements of Cash Flows - nine
                 months ended July 2, 1999 and July 3, 1998              3

                 Notes to Consolidated Financial Statements              4

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     8

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                            12

PART II OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                       12

                 Signatures


                                        JOHNSON WORLDWIDE ASSOCIATES, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                  Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                               July 2            July 3           July 2            July 3
(thousands, except per share data)                               1999              1998             1999              1998
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $119,841          $106,757         $284,051          $256,536
Cost of sales                                                  70,736            64,221          171,016           155,078
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   49,105            42,536          113,035           101,458
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                      21,410            19,832           56,787            52,719
    Finance, information systems and
       administrative management                                8,233             6,613           21,195            19,038
    Research and development                                    2,065             1,745            5,953             5,094
    Amortization of acquisition costs                           1,038               963            3,088             2,818
    Profit sharing                                              1,320             1,142            2,086             1,496
    Nonrecurring charges                                           49               959            1,597             1,061
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       34,115            31,254           90,706            82,226
----------------------------------------------------------------------------------------------------------------------------
Operating profit                                               14,990            11,282           22,329            19,232
Interest income                                                   (56)             (119)            (219)             (264)
Interest expense                                                2,620             2,637            7,551             7,370
Other expenses, net                                               148               105              243               176
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     12,278             8,659           14,754            11,950
Income tax expense                                              5,194             3,755            6,313             5,091
----------------------------------------------------------------------------------------------------------------------------
Net income                                                   $  7,084           $ 4,904         $  8,441          $  6,859
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                              $   0.88           $  0.61         $   1.04          $   0.85
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                            $   0.87           $  0.61         $   1.04          $   0.84
----------------------------------------------------------------------------------------------------------------------------



                        The accompanying notes are an integral part of the consolidated financial statements.



                                        JOHNSON WORLDWIDE ASSOCIATES, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          July 2        October 2          July 3
(thousands, except share data)                                                              1999             1998            1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                                                 $  9,955         $ 11,496        $  8,497
    Accounts receivable, less allowance for doubtful accounts of
        $3,285, $2,570, and $2,856, respectively                                          84,612           53,421          75,033
    Inventories                                                                           71,829           76,603          85,642
    Deferred income taxes                                                                  5,648            6,067           7,853
    Other current assets                                                                   6,671            6,933           7,172
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     178,715          154,520         184,197
Property, plant and equipment                                                             35,649           35,469          34,541
Deferred income taxes                                                                     15,561           15,435          10,428
Intangible assets                                                                         87,380           90,101          85,404
Other assets                                                                               1,949              492             510
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $319,254         $296,017        $315,080
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt                            $ 73,114         $ 42,614        $ 57,629
    Accounts payable                                                                      15,014           11,681          15,546
    Accrued liabilities                                                                   30,287           30,724          31,089
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                118,415           85,019         104,264
Long-term debt, less current maturities                                                   72,044           82,066          88,115
Other liabilities                                                                          4,655            4,546           4,058
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        195,114          171,631         196,437
-----------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
    Preferred stock: none issued                                                              --               --              --
    Common stock:
        Class A shares issued:
           July 2, 1999, 6,910,577; October 2, 1998, 6,909,577;
           July 3, 1998, 6,909, 577                                                          345              345             346
        Class B shares issued (convertible into Class A):
           July 2, 1999, 1,222,861; October 2, 1998, 1,223,861;
           July 3, 1998, 1,223,861                                                            61               61              61
    Capital in excess of par value                                                        44,068           44,205          44,205
    Retained earnings                                                                     93,388           85,068          86,714
    Contingent compensation                                                                 (153)             (27)            (40)
    Other comprehensive income - cumulative translation adjustment                       (13,487)          (4,651)        (12,028)
    Treasury stock: Class A shares, at cost:
        July 2, 1999, 5,280; October 2, 1998, 39,532;
        July 3, 1998, 39,532                                                                 (82)            (615)           (615)
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               124,140          124,386         118,643
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                              $319,254         $296,017        $315,080
-----------------------------------------------------------------------------------------------------------------------------------


                        The accompanying notes are an integral part of the consolidated financial statements.



                                                 JOHNSON WORLDWIDE ASSOCIATES, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
--------------------------------------------------------------------------------------------------------------------
                                                                                      July 2                July 3
(thousands)                                                                             1999                  1998
--------------------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS

Net income                                                                          $  8,441              $  6,859
Noncash items:
     Depreciation and amortization                                                    11,266                10,344
     Deferred income taxes                                                               623                   104
Change in assets and liabilities, net of effect of businesses acquired:
         Accounts receivable, net                                                    (31,620)              (24,832)
         Inventories                                                                   1,643                (5,637)
         Accounts payable and accrued liabilities                                      4,227                 5,477
         Other, net                                                                      974                  (613)
--------------------------------------------------------------------------------------------------------------------
                                                                                      (4,446)               (8,298)
--------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES
Net assets of businesses acquired, net of cash                                       (10,210)              (12,418)
Net additions to property, plant and equipment                                        (8,076)               (8,811)
--------------------------------------------------------------------------------------------------------------------
                                                                                     (18,286)              (21,229)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of senior notes                                                                  --                25,000
Net change in short-term debt                                                         22,053                 6,573
Common stock transactions                                                                 91                  (320)
--------------------------------------------------------------------------------------------------------------------
                                                                                      22,144                31,253
Effect of foreign currency fluctuations on cash                                         (953)                 (359)
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary cash investments                            (1,541)                1,367
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                   11,496                 7,130
--------------------------------------------------------------------------------------------------------------------
End of period                                                                       $  9,955              $  8,497
--------------------------------------------------------------------------------------------------------------------



                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                -3-

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1    Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. and subsidiaries (the Company) as of July 2, 1999 and the results of operations and cash flows for the three months and nine months ended July 2, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

     Because of seasonal and other factors, the results of operations for the three months and nine months ended July 2, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3    Inventories

     Inventories at the end of the respective periods consist of the following:

     -----------------------------------------------------------------------
                                 July 2         October 2           July 3
                                   1999              1998             1998
     -----------------------------------------------------------------------
     Raw materials              $25,201           $27,834          $29,202
     Work in process              2,943             4,753            7,280
     Finished goods              48,859            49,875           56,171
     -----------------------------------------------------------------------
                                 77,003            82,462           92,653
     Less reserves                5,174             5,859            7,011
     -----------------------------------------------------------------------
                                $71,829           $76,603          $85,642
     -----------------------------------------------------------------------

                                                 JOHNSON WORLDWIDE ASSOCIATES, INC.

4    Earnings Per Share

     The  following  table  sets  forth the  computation  of basic  and  diluted earnings per common share:

     ---------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended             Nine Months Ended
     ---------------------------------------------------------------------------------------------------------------
                                                               July 2         July 3         July 2         July 3
                                                                 1999           1998           1999           1998
     ---------------------------------------------------------------------------------------------------------------
     Net income for basic and diluted earnings
         per share                                         $    7,084     $    4,904     $    8,441     $    6,859
     ---------------------------------------------------------------------------------------------------------------
     Weighted average common shares
        outstanding
                                                            8,112,455      8,093,906      8,102,320      8,102,585
     Less nonvested restricted stock                          (20,203)        (4,958)        (9,366)        (6,222)
     ---------------------------------------------------------------------------------------------------------------
     Basic average common shares                            8,092,252      8,088,948      8,092,955      8,096,363
     Dilutive stock options and restricted stock              17,122          10,997          6,983         24,551
     ---------------------------------------------------------------------------------------------------------------
     Diluted average common shares                          8,109,374      8,099,945      8,099,938      8,120,914
     ---------------------------------------------------------------------------------------------------------------
     Basic earnings per common share                       $    0.88      $     0.61     $     1.04     $     0.85
     ---------------------------------------------------------------------------------------------------------------
     Diluted earnings per common share                     $    0.87      $     0.61     $     1.04     $     0.84
     ---------------------------------------------------------------------------------------------------------------


5    Stock Ownership Plans

     A summary of stock option activity related to the Company's plans is as follows:

     ------------------------------------------------------------------------
                                                          Weighted Average
                                              Shares        Exercise Price
     ------------------------------------------------------------------------
     Outstanding at October 2, 1998          602,061                $17.43
          Granted                            343,000                  8.52
          Cancelled                         (150,056)                14.92
     ------------------------------------------------------------------------
     Outstanding at July 2, 1999             795,005                $14.06
     ------------------------------------------------------------------------

     Options to purchase 612,061 shares of common stock with a weighted average exercise price of $17.42 per share were outstanding at July 3, 1998.

6    Acquisitions

     In August 1999, the Company completed the acquisition of the common stock of Extrasport, Inc., a privately held manufacturer and marketer of personal flotation devices. The initial purchase price, including direct expenses, for the acquisition was approximately $3,700, of which approximately $2,700 was recorded as intangible assets and is being amortized over 25 years. Additional payments in 2000 through 2002 are dependent upon achievement of specified levels of sales of the acquired business.

     In April 1999, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Escape Sailboat Company LLC, a privately held manufacturer and marketer of recreational sailboats. The initial purchase price, including direct expenses, for the acquisition was approximately $4,800, of which approximately $3,100 was recorded as intangible assets and is being amortized over 25 years. Additional payments in 2000 and 2001 are dependent upon achievement of specified levels of sales of the acquired business.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.

     In December 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of True North Paddle & Necky Kayaks Ltd., a privately held manufacturer and marketer of Necky kayaks, and an affiliated entity. The initial purchase price, including direct expenses, for the acquisition was approximately $5,700, of which approximately $3,100 was recorded as intangible assets and is being amortized over 25 years. Additional payments in the years 1999 through 2003 are dependent upon the achievement of specified levels of sales and profitability of the acquired business.

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

     Comprehensive income (loss) for the respective periods consists of the following:

     --------------------------------------------------------------------------
                                     Three Months Ended      Nine Months Ended
     --------------------------------------------------------------------------
                                    July 2       July 3      July 2     July 3
                                      1999         1998        1999       1998
     --------------------------------------------------------------------------
     Net income                    $ 7,084      $ 4,904     $ 8,441    $ 6,859
     Translation adjustment         (3,676)        (429)     (8,836)    (5,672)
     --------------------------------------------------------------------------
     Comprehensive income (loss)   $ 3,408      $ 4,475     $  (395)   $ 1,187
     --------------------------------------------------------------------------

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


                                                 JOHNSON WORLDWIDE ASSOCIATES, INC.


     A summary of the Company's operations by business unit is presented below:

      --------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                  Nine Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                      July 2            July 3            July 2           July 3
                                                        1999              1998              1999             1998
      --------------------------------------------------------------------------------------------------------------
      Net sales:
          Outdoor equipment:
              Unaffiliated customers                $ 28,749          $ 23,664          $ 69,885         $ 58,569
              Interunit transfers                        (16)               26                14               27
          Diving:
              Unaffiliated customers                  22,327            24,324            59,886           65,220
              Interunit transfers                         --                 3                 9                2
          Watercraft:
              Unaffiliated customers                  28,442            20,608            50,097           37,191
              Interunit transfers                         56                85               237              206
          Motors:
              Unaffiliated customers                  21,283            18,667            52,710           44,936
              Interunit transfers                        498               417             1,482            1,525
          Fishing:
              Unaffiliated customers                  18,707            19,251            50,129           49,420
              Interunit transfers                         76               162               399              567
          Other                                          333               243             1,344            1,200
          Eliminations                                  (614)             (693)           (2,141)          (2,327)
      --------------------------------------------------------------------------------------------------------------
                                                    $119,841          $106,757          $284,051         $256,536
      --------------------------------------------------------------------------------------------------------------
      Operating profit (loss):
          Outdoor equipment                         $  2,191          $  1,555          $  3,074         $  2,650
          Diving                                       3,577             3,232             3,773            8,455
          Watercraft                                   7,741             5,240            11,063            7,916
          Motors                                       2,272             1,604             4,884            2,924
          Fishing                                      1,300             1,109             3,472              863
          Other                                       (2,091)           (1,458)           (3,937)          (3,576)
      --------------------------------------------------------------------------------------------------------------
                                                    $ 14,990          $ 11,282          $ 22,329         $ 19,232
      --------------------------------------------------------------------------------------------------------------


      --------------------------------------------------------------------------------------------------------------
                                                                        July 2         October 2           July 3
                                                                          1999              1998             1998
      --------------------------------------------------------------------------------------------------------------
      Identifiable assets:
          Outdoor equipment                                           $ 52,745          $ 49,090         $ 57,915
          Diving                                                        93,539           104,344          103,003
          Watercraft                                                    54,306            29,340           33,995
          Motors                                                        27,910            22,905           28,957
          Fishing                                                       64,275            62,099           68,711
          Other                                                         26,479            28,239           22,499
      --------------------------------------------------------------------------------------------------------------
                                                                      $319,254          $296,017         $315,080
      --------------------------------------------------------------------------------------------------------------



                       JOHNSON WORLDWIDE ASSOCIATES, INC.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and nine months ended July 2, 1999 and July 3, 1998. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1998 Annual Report.


Forward Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, the success of the Company's EVA(R) program, actions of companies that compete with JWA, the Company's success in managing inventory, movements in foreign currencies or interest rates, the success of the Company, suppliers, customers and others regarding compliance with year 2000 issues, and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Results of Operations

Net sales for the three months ended July 2, 1999 totaled $119.8 million, an increase of 12% from $106.8 million in the three months ended July 3, 1998. Net sales for the nine months ended July 2, 1999 totaled $284.1 million, an increase of 11%, or $27.5 million, over the nine months ended July 3, 1998. Sales of the Watercraft, Outdoor Equipment and Motors businesses exhibited strong growth for the quarter and year to date. The Diving business was adversely impacted by the integration of acquired businesses into its operations. The Fishing business had high levels of sales of excess product at nominal margins in the prior year, causing an unfavorable comparison with regard to sales. Excluding the impact of foreign currencies, net sales increased 13% and 10% for the three and nine months ended July 2, 1999, respectively.

Gross profit as a percentage of sales was 41.0% for the three months ended July 2, 1999 compared to 39.8% in the corresponding period of the prior year. Gross profit for the nine months ended July 2, 1999 increased to 39.8% from 39.5% in the prior year. Strong gains in the Fishing, Motors and Watercraft businesses for the quarter and year to date were partially offset by a decline in higher margin Diving sales.

The Company recognized an operating profit of $15.0 million for the three months ended July 2, 1999, compared to an operating profit of $11.3 million for the corresponding period of the prior year. For the nine months ended July 2, 1999, operating profit increased to $22.3 million, from $19.2 million in the prior year. The positive impact of increased sales on operating margins in the Motors and Watercraft businesses and the favorable impact of the Necky and Escape acquisitions more than offset the decline in the Diving business in the current year and nonrecurring charges from integration of acquired businesses in both years.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


Interest  expense  totaled  $7.6  million for the nine months ended July 2, 1999 compared to $7.4 million for the corresponding period of the prior year. Increased debt levels due to acquisitions consummated in 1999 and 1998, more than offset improved management of working capital, and profit growth, accounting for the change.

The Company recognized net income of $7.1 million in the three months ended July 2, 1999 compared to net income of $4.9 million in the corresponding period of the prior year. Diluted earnings per common share totaled $0.87 for the three months ended July 2, 1999 compared to $0.61 in the prior year. The Company recognized net income of $8.4 million in the nine months ended July 2, 1999 compared to net income of $6.9 million in the corresponding period of the prior year. Year to date diluted earnings per common share increased to $1.04 from $0.84 in the prior year.


Financial Condition

The  following   discusses  changes  in  the  Company's  liquidity  and  capital resources.

                                   Operations

Cash flows used for operations totaled $4.4 million for the nine months ended July 2, 1999 and $8.3 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $31.6 million for the nine months ended July 2, 1999 and $24.8 million for the corresponding period of the prior year, more than accounting for all the net usage of funds. Days of sales outstanding at July 2, 1999 approximate the prior year levels.

Inventory declined $1.6 million for the nine months ended July 2, 1999 due to improved inventory management, more than offsetting seasonal growth. Inventory increased $5.6 million for the corresponding period of the prior year. Inventory turns have improved approximately 20%, to 2.6 times, in the last twelve months.

Accounts payable and accrued liabilities seasonally increased $4.2 million for the nine months ended July 2, 1999 and $5.5 million for the corresponding period of the prior year, decreasing the net outflow of cash from operations.

Depreciation and amortization charges were $11.3 million for the nine months ended July 2, 1999 and $10.3 million for the corresponding period of the prior year. The increase was due primarily to increased amortization of intangible assets from businesses acquired in 1999 and 1998.

                              Investing Activities

Expenditures for property, plant and equipment totaled $8.1 million for the nine months ended July 2, 1999 and $8.8 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 1999, capitalized expenditures are anticipated to total approximately $12 million. These expenditures are expected to be funded by working capital or existing credit facilities.

The Company completed the acquisitions of two businesses in the first nine months of the current year and three businesses in the prior year, which increased tangible and intangible assets by $10.2 million and $12.4 million, respectively, net of cash and liabilities assumed. An additional acquisition was consummated in August 1999.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                              Financing Activities

Cash flows from financing activities totaled $22.1 million for the nine months ended July 2, 1999 and $31.3 million for the corresponding period of the prior year. In October 1997, the Company consummated a private placement of long-term debt totaling $25 million. Payments on long-term debt required to be made in 1999 total $7.8 million.


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

                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. Certain instruments are included in both categories of risk exposure calculated below. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rate market risk sensitive instruments outstanding at July 2, 1999:

--------------------------------------------------------------------------------
                                                            Estimated Impact on
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                         Earnings Before Income
(millions)                                Fair Value                      Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments              $ 2.3                        $--
Interest rate instruments                        3.9                        0.8
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


                            PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     The following documents are filed as part of this Form 10-Q

        Exhibit 27: Financial Data Schedule

(b) There were no reports on Form 8-K filed for the three months ended July 2, 1999.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JOHNSON WORLDWIDE ASSOCIATES, INC.


Date: August 16, 1999
                              /s/ Carl G. Schmidt
                              ---------------------------------------------

                              Carl G. Schmidt
                              Senior Vice President and Chief Financial Officer, Secretary and Treasurer
                              (Principal Financial and Accounting Officer)

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                                  EXHIBIT INDEX


                                                                  Page
Exhibit            Description                                   Number
------------------------------------------------------------------------

  27.              Financial Data Schedule                          -