Form 10-K405
period 1999-10-01
JOHNSON WORLDWIDE ASSOCIATES INC
filed 1999-12-30
CIK 788329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 1, 1999

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

                                 (262) 884-1500
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                      Class A common stock, $.05 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [ X ] No. [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

     As of November 2, 1999, 6,905,403 shares of Class A and 1,222,755 shares of Class B common stock of the Registrant were outstanding. The aggregate market value of voting stock of the Registrant held by nonaffiliates of the Registrant was approximately $30,829,115 on November 2, 1999.


================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------


                                               Part and Item Number of Form 10-K
             Document                                into which Incorporated
-------------------------------------------    ---------------------------------

Johnson Worldwide  Associates,  Inc. Notice    Part III, Items 10, 11, 12 and 13
of Annual Meeting of Shareholders and Proxy
Statement   for  the   Annual   Meeting  of
Shareholders to be held February 17, 2000.



                  Table of Contents                                       Page
-------------------------------------------------------------------    ---------

Business                                                                   1

Properties                                                                 5

Legal Proceedings                                                          6

Submission of Matters to a Vote of Security Holders                        6

Market for Registrant's Common Equity and Related
  Stockholder Matters                                                      6

Selected Financial Data                                                    7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations
                                                                           8

Quantitative and Qualitative Disclosures about Market Risk                13

Financial Statements and Supplementary Data                               13

Changes in and Disagreements with Accountants on Accounting
   and Financial Disclosure
                                                                          13

Directors and Executive Officers of the Registrant                        13

Executive Compensation                                                    13

Security Ownership of Certain Beneficial Owners and Management            13

Certain Relationships and Related Transactions                            13

Exhibits, Financial Statement Schedules and Reports on Form 8-K           14

Signatures                                                                15

Exhibit Index                                                             16

Consolidated Financial Statements                                         F-1

                                     PART I


ITEM 1.   BUSINESS

Johnson Worldwide Associates, Inc. and its subsidiaries (hereinafter the Company) are engaged in the design, manufacture and marketing of outdoor recreation products. The Company's primary focus is product design, product innovation and marketing to maintain its strong brand names and consumer recognition. Research and development activities for each of the Company's five principal businesses emphasize new products and innovation to differentiate the Company's products from those of its competitors. The Company is controlled by Samuel C. Johnson, members of his family and related entities.

The Company was a leading supplier in Europe of marine products and accessories, which the Company sold under the Plastimo name. The Plastimo business was sold in January 1997.

Diving

The Company is one of the world's largest manufacturers and distributors of technical underwater diving products which it sells under the Scubapro and SnorkelPro names. The Company markets a full line of underwater diving and snorkeling equipment, including regulators, stabilizing jackets, tanks, depth gauges, masks, fins, snorkels, diving electronics and other accessories. In 1997, the Company acquired Uwatec AG, a leading manufacturer of dive computers and other electronics, which are sold under the Aladin and Uwatec brands. Scubapro, Aladin and Uwatec products are marketed globally to the high quality, premium priced segment of the market. The Company maintains a marketing strategy of limited distribution, selling primarily through independent specialty diving shops worldwide. These diving shops generally provide a wide range of services to divers, including instruction and repair service.

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

In 1998, the Company acquired Soniform, Inc., a manufacturer of diving buoyancy compensators primarily for the original equipment market, which expanded the Company's manufacturing capability for these products.

The Company maintains manufacturing and assembly facilities in Switzerland, Mexico, Italy and Indonesia. The Company procures a majority of its rubber and plastic products and components from third-party manufacturers.

Watercraft

The North American market for kayaks is exhibiting strong growth, while the canoe market is growing modestly. The Company believes, based on industry and other data, that it is the leading manufacturer of canoes and kayaks in the United States in both unit and dollar sales.

The Company's original watercraft company is Old Town Canoe. High quality canoes and kayaks for family recreation, touring and tripping are produced under the Old Town brand. The Company uses a patented rotational-molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid-priced range of the market. These kayaks and canoes feature stiffer and more durable hulls than higher priced boats. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood. Carlisle Paddles, a manufacturer of canoe and kayak paddles and rafting oars, manufactures products that are sold by the Company's other watercraft businesses as well as products distributed directly through the same channels as the Company's watercraft.

The Company completed three acquisitions in 1999. In December 1998, the Company completed the acquisition of True North Paddle & Necky Kayaks Ltd., a privately held manufacturer and marketer of high quality Necky sea touring and whitewater kayaks. In April 1999, the Company completed the acquisition of Escape Sailboat Company LLC, a privately held manufacturer and marketer of Escape recreational sailboats. In July 1999, the Company acquired Extrasport, Inc., a privately held manufacturer and marketer of high quality Extrasport and Swiftwater personal flotation devices.

In 1998, the Company completed the acquisition of Leisure Life Limited, a privately held manufacturer and marketer of small thermoformed recreational boats, including canoes, pedal boats, deck boats and tenders. In 1998, the Company also acquired Plastiques L.P.A. Limitee, a Canadian manufacturer of the Dimension brand of kayaks. In 1997, the Company acquired Ocean Kayak, a leading manufacturer of sit-on-top kayaks.

The Company's kayaks, canoes and accessories are sold primarily to specialty stores and marine dealers, sporting goods stores and catalog and mail order houses such as L. L. Bean(R), in the United States and Europe. Leisure Life products are sold through marine dealers and large retail chains under several brand identities.

The Company manufactures its watercraft products in six locations in the United States and two locations in Canada. Ocean Kayak products are also manufactured and sold under license in Europe and New Zealand.

Outdoor Equipment

The Company's outdoor equipment products include Jack Wolfskin high quality outdoor clothing, innovative footwear, camping tents, backpacks and a line of travel gear and accessories; Eureka! and Camp Trails camping tents and backpacks; and Silva field compasses.

Jack Wolfskin, based in Germany, distributes its products primarily through specialized outdoor stores, selected sporting goods dealers and a number of franchised Jack Wolfskin stores. Jack Wolfskin has a strong position in Germany with additional distribution in the key European markets of Great Britain, Benelux, Switzerland and Austria. The product is also sold in Canada and the United States and, under license, in Japan.

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

The Company's Eureka! commercial tents include party tents, sold primarily to general rental stores, and other commercial tents sold directly to tent erectors. Commercial tents are manufactured by the Company in the United States. The Company also serves as the exclusive distributor of Losberger commercial framing structures in the United States. The Company was awarded several multi-year contracts for production of both camping and commercial tents by the U.S. Armed Forces in 1997.

Motors and Fishing

The overall motors and fishing markets in which the Company competes have been stagnant in recent years. The Company believes it has been able to maintain its share of most markets primarily as a result of emphasis on marketing and product innovation.

                                     Motors

The Company manufactures, under its Minn Kota name, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company's Minn Kota motors and related accessories are sold in the United States, Canada, Europe and the Pacific Basin through large retail store chains such as Wal Mart and K-Mart, catalogs, such as Bass Pro Shops and Cabelas, sporting goods specialty stores, marine dealers, and original equipment boat manufacturers. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

In 1998, the Company entered into an arrangement with Ranger(R) Boats, a premier manufacturer, to supply Minn Kota motors on original equipment boats. In 1998, the Company also entered into an arrangement with Outboard Marine Corporation to manufacture all Evinrude(R) branded electric trolling motors for use on original equipment and to service the aftermarket through their dealer base. In 1999, the Company expanded its base of original equipment partners to include several other manufacturers. The Company's Lake Electric Motors division manufactures components for Minn Kota and electric motors for original equipment manufacturers.

The Company has the leading market share of the electric fishing motor market in the United States.

The Company's line of Airguide marine, weather and automotive instruments is distributed primarily in the United States through large retail store chains and original equipment manufacturers. Airguide products are manufactured by the Company or sourced from third-party manufacturers.

                                     Fishing

The Company's fishing products include Mitchell and Spidercast reels and rods, Johnson reels, Beetle Spin soft body lures, Johnson's Silver Minnow spoons and Spiderline, a leading brand in the "superline" and monofilament segments of the fishing line market.

The Company markets Mitchell and Spidercast reels, primarily open-faced spinning and bait casting reels, as well as Johnson fishing reels, which are primarily closed-face spincast reels. Reels are sold individually and in rod and reel combinations, primarily through large retail store chains, catalogs and specialty fishing shops in the United States, Canada, Europe and the Pacific Basin. The Company's reels compete in a segment of the U.S. and European fishing reel markets which is dominated by larger manufacturers. Marketing support for the Company's reels and fishing line is focused on building brand names and emphasizing product features and innovation through advertising on television, in national outdoor magazines and through trade and consumer support at retail. The Company's reels and rods are produced by third-party manufacturing sources.

The Company purchases, from third-party manufacturers, its Spiderline premium braided line and Spiderline Fusion products, which have performance characteristics superior to those of monofilament fishing line. Spiderline premium braided line competes in the "superline" segment of the fishing line category, while Spiderline Fusion is positioned just above the high end of the monofilament market. In 1997, the Company introduced a monofilament product to expand the breadth of its line offerings. These products are sold through large retail store chains, catalogs and specialty stores.

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

Employees

At October 1, 1999, the Company had approximately 1,500 employees working in its businesses. The Company considers its employee relations to be excellent. Temporary employees are utilized to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products totaled approximately $66.6 million at October 1, 1999 and $42.3 million at October 2, 1998.

Patents, Trademarks and Proprietary Rights

The Company owns no single patent which is material to its business as a whole. However, the Company holds numerous patents, principally for diving products, rotational-molded canoes and electric motors and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are discussed on the preceding pages. The Company vigorously defends its intellectual property rights.

Sources and Availability of Materials

The Company's products use materials that are generally in adequate supply.

Seasonality

The Company's business is seasonal. The following table shows total net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year. Inventory writedowns of $10.3 million in 1996 are included as components of the fourth quarter operating loss. Strategic charges totaling $2.2 million, $1.4 million, $0.3 million and $6.8 million impacted operating results in 1999, 1998, 1997 and 1996, respectively.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Year Ended
-------------------------------------------------------------------------------------------------------------------------------
                   October 1, 1999       October 2, 1998     October 3, 1997    September 27, 1996       September 29, 1995
-------------------------------------------------------------------------------------------------------------------------------
                   Net   Operating      Net    Operating     Net   Operating      Net   Operating          Net    Operating
Quarter Ended    Sales Profit(Loss)   Sales Profit(Loss)   Sales Profit(Loss)   Sales Profit(Loss)(1)    Sales Profit(Loss)
-------------------------------------------------------------------------------------------------------------------------------
December           16%       (14)%      16%       (14)%      17%       (32)%      17%          NM          15%         (8)%
March              29         48        30         57        32         81        32           NM          31          50
June               33         69        32         60        29         66        32           NM          34          66
September          22         (3)       22         (3)       22        (15)       19           NM          20          (8)
-------------------------------------------------------------------------------------------------------------------------------
                  100%       100%      100%       100%      100%       100%      100%          NM         100%        100%
-------------------------------------------------------------------------------------------------------------------------------

(1) Results not meaningful due to full year operating loss.

Executive Officers

The following list sets forth certain information, as of December 1, 1999, regarding the executive officers of the Company.

Helen P. Johnson-Leipold, age 42, became Chairman and Chief Executive Officer of the Company in March 1999. From September 1998 until March 1999, Ms. Johnson-Leipold was Vice President, Worldwide Consumer Products-Marketing of S.
C. Johnson & Son, Inc. (SCJ). From October 1997 to September 1998, she was Vice President, Personal and Home Care Products of SCJ. From October 1995 until July 1997, Ms. Johnson-Leipold was Executive Vice President - North American Businesses of the Company. From 1992 to September 1995, she was Vice President - Consumer Marketing Services Worldwide of SCJ.

Patrick J. O'Brien, age 41, became President and Chief Operating Officer of the Company in April 1999. From October 1997 until March 1999, Mr. O'Brien was Vice President and General Manager, Home Storage of SCJ. From July 1997 until October 1997, Mr. O'Brien was Vice President - Strategic Business of SCJ; from April 1996 until June 1997, he was Vice President - North American Sales of SCJ; from June 1995 until March 1996, he was Director North American Sales of SCJ and from January 1993 until May 1995, he was National Sales Manager of SCJ.

Carl G. Schmidt, age 43, has been Senior Vice President and Chief Financial Officer, Secretary and Treasurer since May 1995. From July 1994 to May 1995 he served as Vice President, Chief Financial Officer, Secretary and Treasurer. From 1988 to July 1994, he was a partner in the firm of KPMG LLP.

Mamdouh Ashour, age 61, has been a Group Vice President of the Company since October 1997 and President Worldwide Diving since August 1996. From 1994 to August 1996, he served as President of Scubapro Europe.

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

The Company's principal manufacturing (identified with an asterisk) and other locations are:

Antibes, France (Diving)                   Henggart, Switzerland (Diving)
Bad Sakingen, Germany (Diving)             Honolulu, Hawaii (Diving)
Batam, Indonesia* (Diving)                 Idstein, Germany (Outdoor Equipment)
Barcelona, Spain (Diving)                  Mankato, Minnesota* (Fishing, Motors)
Basingstoke, Hampshire, England (Diving)   Mansonville, Quebec, Canada*
Binghamton, New York* (Outdoor Equipment)   (Watercraft)
Burlington, Ontario, Canada (Fishing,      Miami, Florida* (Watercraft)
 Motors, Outdoor Equipment)                Marignier, France (Fishing)
                                           Nykoping, Sweden (Diving)
Chi Wan, Hong Kong (Diving)                Old Town, Maine* (Watercraft)
Ferndale, Washington* (Watercraft)         Portsmouth, Rhode Island*(Watercraft)
Gelnhausen, Germany (Fishing)              Racine, Wisconsin* (Motors)
Genoa, Italy* (Diving)                     El Cajon, California (Diving)
Grand Rapids, Michigan* (Watercraft)       Silverwater, Australia (Fishing,
Grayling, Michigan* (Watercraft)            Motors, Outdoor Equipment)
Hallwil, Switzerland* (Diving)             Tijuana, Mexico* (Motors, Diving)
Hamburg, Germany (Diving)                  Tokyo (Kawasaki), Japan (Diving)

The Company's corporate headquarters is located in Mount Pleasant, Wisconsin. The Company's mailing address is Sturtevant, Wisconsin.

ITEM 3.   LEGAL PROCEEDINGS

See Note 15 to the Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter of the year ended October 1, 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Certain information with respect to this item is included in Notes 4, 8, 9 and 10 to the Consolidated Financial Statements. The Company's Class A common stock is traded on The Nasdaq Stock Market(R) under the symbol: JWAIA. There is no public market for the Company's Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 2, 1999, the Company had 714 holders of record of its Class A common stock and 59 holders of record of its Class B common stock. The Company has never paid a dividend on its common stock.

A summary of the high and low prices for the Company's Class A common stock during each quarter of the years ended October 1, 1999 and October 2, 1998 is as follows:

--------------------------------------------------------------------------------
                 First Quarter   Second Quarter    Third Quarter  Fourth Quarter
--------------------------------------------------------------------------------
                 1999     1998     1999    1998    1999     1998    1999    1998
--------------------------------------------------------------------------------
Stock prices:
    High       $10.25   $17.75    $9.75  $17.28   $9.50   $16.38   $9.75  $14.00
    Low          6.25    14.50     6.06   15.50    7.13    12.25    8.38    8.00
    Last         9.25    17.63     7.38   16.25    8.88    12.75    8.94    8.50
--------------------------------------------------------------------------------

ITEM 6.   SELECTED FINANCIAL DATA

A summary of the Company's operating results and key balance sheet data for each of the years in the five-year period ended October 1, 1999 is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                           Year Ended
-----------------------------------------------------------------------------------------------------------------------
                                                October 1     October 2     October 3    September 27    September 29
(thousands, except per share data)                   1999          1998          1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (1)
Net sales                                        $364,277      $328,525      $303,121        $344,373        $347,190
Gross profit                                      142,079       125,964       111,332         119,724         138,155
Operating expenses (2)                            120,456       107,241        99,321         121,200         114,411
-----------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                            21,623        18,723        12,011          (1,476)         23,744
Interest expense                                    9,719         9,829         8,780          10,181           7,613
Other income, net                                     (47)         (255)         (728)           (496)           (861)
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                  11,951         9,149         3,959         (11,161)         16,992
Income tax expense                                  4,929         3,937         1,903             194           6,903
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $  7,022      $  5,212      $  2,056        $(11,355)       $ 10,089
-----------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share           $   0.87      $   0.64      $   0.25        $ (1.40)        $   1.25
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share         $   0.87      $   0.64      $   0.25        $ (1.40)        $   1.24
-----------------------------------------------------------------------------------------------------------------------
Diluted average common shares
   outstanding                                      8,108         8,114         8,115           8,130           8,117
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Current assets                                   $152,862      $154,189      $152,749        $194,344        $185,380
Total assets                                      302,562       296,017       277,019         280,768         278,353
Current liabilities (3)                            48,094        42,405        40,027          45,288          45,292
Long-term debt, less current maturities            73,141        82,066        88,753          61,501          68,948
Total debt                                        122,586       124,680       114,835         104,619          87,511
Shareholders' equity                              127,178       124,386       117,731         126,424         141,262
-----------------------------------------------------------------------------------------------------------------------

(1)  The year ended October 3, 1997 includes 53 weeks. All other years include 52 weeks.
(2)  Includes strategic charges of $2,247, $1,424, $335 and $6,768 in 1999, 1998, 1997 and 1996, respectively.
(3)  Excludes short-term debt and current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three years ended October 1, 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Forward Looking Statements

Certain matters discussed in this 1999 Form 10-K are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, the success of the Company's EVA(R) program, actions of companies that compete with the Company, the Company's success in managing inventory, movements in foreign currencies or interest rates, the success of the Company, suppliers, customers and others regarding compliance with year 2000 issues, and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this 1999 Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

Summary consolidated financial results are as follows:

--------------------------------------------------------------------------------
(millions, except per share data)         1999           1998             1997
--------------------------------------------------------------------------------
Net sales                               $364.3         $328.5           $303.1
Gross profit                             142.1          126.0            111.3
Operating expenses (1)                   120.5          107.2             99.3
Operating profit                          21.6           18.7             12.0
Interest expense                           9.7            9.8              8.8
Net income                                 7.0            5.2              2.1
Diluted earnings per common share         0.87           0.64             0.25
--------------------------------------------------------------------------------

(1) Includes strategic charges of $2.2 million, $1.4 million and $0.3 million in 1999, 1998 and 1997, respectively.

1999 vs 1998

                                    Net Sales

Net sales totaled $364.3 million in 1999 compared to $328.5 million in 1998, an increase of 10.9%. Sales as measured in U.S. dollars were modestly impacted by the effect of foreign currencies relative to the U.S. dollar in comparison to 1998. Excluding the effects of foreign currency movements, sales increased 10.5% from 1998. The increase was due to strong growth in sales of watercraft, including sales of products of businesses the Company acquired in 1999 and 1998, and growth in sales of motors and outdoor equipment products, which more than offset weaker diving equipment sales.

                                Operating Results

The Company recognized an operating profit of $21.6 million in 1999 compared to an operating profit of $18.7 million in 1998. Gross profit margins increased from 38.3% in 1998 to 39.0% in 1999, as a result of an improved mix of products sold, increases in volume and the effect of businesses acquired in 1999. In spite of the overall increase in gross profit margin in 1999, the Company continues to experience margin pressure in all of its businesses due to competition.

Operating expenses, excluding strategic charges, totaled $118.2 million, or 32.5% of sales, in 1999 compared to $105.8 million, or 32.2% of sales, in 1998. The increase in the operating expense ratio was attributable to increased emphasis on advertising and promotional expenses and research and development expenses in support of the Company's various brands. The allowance for doubtful accounts receivable was also increased due to higher levels of sales and receivables. These factors were partially offset by a decline from the prior year in unusual legal expenses incurred to successfully defend certain of the Company's key outdoor equipment, diving and motors patents and trademarks.

The Company recognized strategic charges totaling $2.2 million in 1999 and $1.4 million in 1998. These charges resulted from severance and other costs related to the integration of acquired businesses, primarily in the diving business, and for severance, relocation and recruitment costs in the North American outdoor equipment business. The Company anticipates no significant additional strategic charges will be incurred in 2000 to further integrate recent acquisitions into its business or to complete other announced actions.

                            Other Income and Expenses

Interest expense decreased $0.1 million in 1999, reflecting higher debt levels resulting from the acquisition of three businesses, which was more than offset by lower levels of debt from reduction of working capital, primarily inventory, and improved profitability.

                                 Overall Results

The Company recognized net income of $7.0 million in 1999, or $0.87 per diluted share, compared to net income of $5.2 million, or $0.64 per diluted share, in 1998. The Company recorded income tax expense of $4.9 million in 1999, an effective rate of 41%, due to earnings in foreign jurisdictions that are taxed at higher rates than in the United States. The Company's effective tax rate improved from 43% in the prior year to 41% in 1999 due to an improved mix of domestic versus foreign income.

1998 vs 1997

                                    Net Sales

Net sales totaled $328.5 million in 1998 compared to $303.1 million in 1997, an increase of 8%. Sales as measured in U.S. dollars were negatively impacted by the effect of weaker foreign currencies relative to the U.S. dollar in comparison to 1997. Excluding the effects of foreign currency movements and the sale of the Plastimo business in January 1997, sales increased $40.6 million, or 13%, from 1997. The increase was due primarily to sales of products of businesses the Company acquired in 1998 and 1997 and strong growth in sales of watercraft, which more than offset a decline in fishing sales and weaker diving equipment sales in Asia.

                                Operating Results

The Company recognized an operating profit of $18.7 million in 1998 compared to an operating profit of $12 million in 1997. Gross profit margins increased from 36.7% in 1997 to 38.3% in 1998, primarily as a result of sales of products of businesses acquired by the Company in 1998 and 1997.

Operating expenses, excluding strategic charges, totaled $105.8 million, or 32.2% of sales, in 1998 compared to $99 million, or 32.7% of sales, in 1997. The improvement in the operating expense ratio was attributable to management's efforts to control such expenses and the impact of weaker foreign currencies for much of the year. These factors were partially offset by operating expenses of businesses acquired in 1998 and 1997 and unusual legal expenses incurred to successfully defend certain of the Company's key outdoor equipment, diving and motors patents and trademarks.

The Company recognized strategic charges totaling $1.4 million in 1998 and $0.3 million in 1997. These charges resulted primarily from severance and other costs related to the integration of acquired businesses, primarily in the diving business.

                            Other Income and Expenses

Interest expense increased $1 million in 1998, reflecting higher debt levels resulting from the acquisition of five businesses since July 1997, which was partially offset by lower levels of working capital, primarily inventory, and a favorable interest rate environment.

                                 Overall Results

The Company recognized net income of $5.2 million in 1998, or $0.64 per diluted share, compared to net income of $2.1 million, or $0.25 per diluted share, in 1997. The Company recorded income tax expense of $3.9 million in 1998, an effective rate of 43%, due to earnings in foreign jurisdictions that are taxed at higher rates than in the United States. The tax benefit of operating losses generated in the United States did not fully offset the taxes in these foreign jurisdictions. The Company's effective tax rate improved from 48.1% in 1997 due to a rate reduction in Italy and an increase in profits in Switzerland, which has lower overall tax rates.

Financial Condition

The  following   discusses  changes  in  the  Company's  liquidity  and  capital resources.

                                   Operations

The Company is focused on reduction of its working capital ratio and has shown improvement over the last several years. The following table sets forth the Company's working capital position at the end of each of the past three years:

--------------------------------------------------------------------------------
 (millions)                          1999              1998              1997
--------------------------------------------------------------------------------
Current assets                    $ 152.9           $ 154.2           $ 152.7
Current liabilities (1)              48.1              42.4              40.0
--------------------------------------------------------------------------------
Working capital                   $ 104.8           $ 111.8           $ 112.7
--------------------------------------------------------------------------------
Current ratio                       3.2:1             3.6:1             3.8:1
--------------------------------------------------------------------------------

(1) Excludes short-term debt and current maturities of long-term debt.


Cash flows provided by operations totaled $27.8 million in 1999 and $20.5 million in 1998. Proactive management efforts, which led to reduction of inventories of $4.1 million in 1999 and $6.6 million in 1998, accounted for part of the positive cash flows. The Company's profitability in 1999 and 1998 also contributed to the positive cash flows. Growth in accounts receivable of $6.5 million and $1.7 million in 1999 and 1998, respectively, offsets the positive cash flows.

Depreciation and amortization charges were $15.1 million in 1999, $14.0 million in 1998 and $11.9 million in 1997. Amortization of intangible assets arising from the Company's acquisitions and increased depreciation from capital spending in all years accounted for the increases in these charges.

                              Investing Activities

Expenditures for property, plant and equipment were $14.3 million in 1999, $13.1 million in 1998, and $8.9 million in 1997. The Company's recurring investments are primarily related to tooling for new products, manufacturing facilities and information systems improvements. In 2000, capital expenditures are anticipated to total approximately $14 million. These expenditures are expected to be funded by cash generated from reduction of working capital or existing credit facilities.

The Company completed the acquisitions of three businesses in 1999, three businesses in 1998 and two businesses in 1997, which increased tangible and intangible assets and debt by $13.6 million, $12.8 million and $37.2 million, respectively. The sale of the Company's Plastimo business in January 1997 provided $13.9 million of cash, which was used to reduce short-term debt.

                              Financing Activities

The following table sets forth the Company's debt and capital structure at the end of the past three years:

--------------------------------------------------------------------------------
(millions)                               1999             1998            1997
--------------------------------------------------------------------------------
Current debt                          $  49.5          $  42.6         $  26.1
Long-term debt                           73.1             82.1            88.7
--------------------------------------------------------------------------------
Total debt                              122.6            124.7           114.8
Shareholders' equity                    127.2            124.4           117.7
--------------------------------------------------------------------------------
Total capitalization                  $ 249.8          $ 249.1         $ 232.5
--------------------------------------------------------------------------------
Total debt to total capital              49.1%            50.1%           49.4%
--------------------------------------------------------------------------------


Cash flows from financing activities totaled $7.8 million in 1998 and $6.9 million in 1997. In 1998, the Company consummated a private placement of long-term debt totaling $25 million. Payments on long-term debt required to be made in 2000 total $6.1 million. At October 1, 1999, the Company had available unused credit facilities in excess of $67.2 million, which is believed to be adequate for its needs.

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

                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. Certain instruments are included in both categories of risk exposure calculated below. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rate market risk sensitive instruments outstanding at October 1, 1999:

--------------------------------------------------------------------------------
                                                             Estimated Impact on
--------------------------------------------------------------------------------
                                                          Earnings Before Income
(millions)                                Fair Value                       Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments               $3.2                        $0.7
Interest rate instruments                        3.0                         0.7
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

The Company has assessed the impact of year 2000 issues on the processing of date-related information for all of its information systems infrastructure and non-technical assets, such as production equipment. All systems and non-technical assets have been inventoried and classified as to their compliance with year 2000 data processing. Any systems found year 2000 deficient are being modified, upgraded or replaced. Project plans anticipate all existing, critical information systems infrastructure and non-technical assets to be year 2000 compliant before failure to comply would significantly disrupt the Company's operations. Contingency plans have been developed to address any failures resulting from relationships with customers, suppliers or other third parties. The Company has made inquiries of its suppliers, customers and other organizations which impact the Company's business, but cannot guarantee that circumstances beyond its control will not have an adverse impact on its operations.

Since 1993, the Company has invested more than $11 million in information systems improvements and has been migrating its businesses to systems that are year 2000 compliant. Based on assessments and testing to date, the financial impact of addressing any potential remaining internal system issues should not be material to the Company's financial position, results of operations or cash flows.

Accounting Changes

In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement 133, as amended by Statement 137, is effective for fiscal years beginning after June 15, 2000. The Company will adopt this accounting standard for the year beginning October 2000. The Company has not yet determined the impact of Statement 133 on the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included on pages F-1 to F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item, except for certain information on executive officers (which appears at the end of Part I of this report) is included in the Company's February 17, 2000 Proxy Statement, which is incorporated herein by reference, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this item is included in the Company's February 17, 2000 Proxy Statement, which is incorporated herein by reference, under the headings "Election of Directors - Compensation of Directors" and "Executive Compensation;" provided, however, that the subsection entitled "Executive Compensation - Compensation Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is included in the Company's February 17, 2000 Proxy Statement, which is incorporated herein by reference, under the heading "Stock Ownership of Management and Others."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is included in the Company's February 17, 2000 Proxy Statement, which is incorporated herein by reference, under the heading "Certain Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Form 10-K:

Financial Statements

Included in Item 8 of Part II of this Form 10-K are the following

Independent Auditors' Report

Consolidated Balance Sheets - October 1, 1999 and October 2, 1998

Consolidated  Statements of Operations - Years ended October 1, 1999, October 2,
  1998 and October 3, 1997

Consolidated  Statements of Shareholders'  Equity - Years ended October 1, 1999,
  October 2, 1998 and October 3, 1997

Consolidated  Statements of Cash Flows - Years ended October 1, 1999, October 2,
  1998 and October 3, 1997

Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules are omitted because they are not  applicable,  are not required or
equivalent   information  has  been  included  in  the  Consolidated   Financial
Statements or notes thereto.

Exhibits

See Exhibit Index.

Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended October 1, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Mount Pleasant and State of Wisconsin, on the 30th day of December 1999.



                                         JOHNSON WORLDWIDE ASSOCIATES, INC.

                                         (Registrant)

                                         By /s/ Helen P. Johnson-Leipold
                                            ------------------------------------
                                            Helen P. Johnson-Leipold
                                            Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 30th day of December 1999.


  /s/ Helen P. Johnson-Leipold          Chairman and Chief Executive Officer
-----------------------------------                 and Director
   (Helen P. Johnson-Leipold)             (Principal Executive Officer)


     /s/ Thomas F. Pyle, Jr.                 Vice Chairman of the Board
-----------------------------------                 and Director
      (Thomas F. Pyle, Jr.)


      /s/ Samuel C. Johnson                           Director
-----------------------------------
       (Samuel C. Johnson)


      /s/ Gregory E. Lawton                           Director
-----------------------------------
       (Gregory E. Lawton)


        /s/ Glenn N. Rupp                             Director
-----------------------------------
         (Glenn N. Rupp)


                                                      Director
-----------------------------------
        (Terry E. London)


       /s/ Carl G. Schmidt           Senior Vice President and Chief Financial
-----------------------------------       Officer, Secretary and Treasurer
        (Carl G. Schmidt)           (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit          Title                                                Page No.
-----------    -------------------------------------------------------  --------
   3.1         Articles of  Incorporation  of the  Company.  (Filed as     *
               Exhibit  3.1 to the  Company's  Form  S-1  Registration
               Statement  No.  33-16998  and  incorporated  herein  by
               reference.)
   3.2         Amendments  to Bylaws of the Company  dated as of March     *
               9, 1999.  (Filed as Exhibit 3.1 to the  Company's  Form
               10-Q  for  the   quarter   ended   April  2,  1999  and
               incorporated herein by reference.)
   3.3         Bylaws of the Company as amended through March 9, 1999.     *
               (Filed as Exhibit  3.2 to the  Company's  Form 10-Q for
               the quarter ended April 2, 1999 and incorporated herein
               by reference.)
   4.1         Note Agreement dated October 1, 1995. (Filed as Exhibit     *
               4.1 to the  Company's  Form 10-Q for the quarter  ended
               December   29,   1995  and   incorporated   herein   by
               reference.)
   4.2         First   Amendment   dated  October  31,  1996  to  Note     *
               Agreement dated October 1, 1995.  (Filed as Exhibit 4.3
               to the  Company's  Form  10-Q  for  the  quarter  ended
               December   27,   1996  and   incorporated   herein   by
               reference.)
   4.3         Second  Amendment  dated  September  30,  1997  to Note     *
               Agreement dated October 1, 1995.  (Filed as Exhibit 4.8
               to the  Company's  Form 10-K for the year ended October
               3, 1997 and incorporated herein by reference.)
   4.4         Third Amendment dated October 3, 1997 to Note Agreement     *
               dated  October  1, 1995.  (Filed as Exhibit  4.9 to the
               Company's  Form 10-K for the year ended October 3, 1997
               and incorporated herein by reference.)
   4.5         Note Agreement  dated as of September 15, 1997.  (Filed     *
               as Exhibit 4.15 to the Company's Form 10-K for the year
               ended  October  3,  1997  and  incorporated  herein  by
               reference.)
   4.6         Amended and Restated Credit Agreement dated as of April     *
               3, 1998.  (Filed as Exhibit 4.16 to the Company's  Form
               10-Q  for  the   quarter   ended   April  3,  1998  and
               incorporated herein by reference.)
   4.7         Amendment No. 1 dated September 11, 1998 to the Amended     *
               and  Restated  Credit  Agreement  dated  as of April 3,
               1998. (Filed as Exhibit 4.17 to the Company's Form 10-Q
               for the quarter ended January 1, 1999 and  incorporated
               herein by reference.)
   9           Johnson Worldwide Associates, Inc. Class B common stock     *
               Voting Trust Agreement,  dated December 30, 1993 (Filed
               as Exhibit 9 to the Company's Form 10-Q for the quarter
               ended  December  31,  1993 and  incorporated  herein by
               reference.)
  10.1         Asset  Purchase  Agreement  between  Johnson  Worldwide     *
               Associates, Inc. and Safari Land Ltd., Inc. dated as of
               March 31,  1995  (Filed as  Exhibit 2 to the  Company's
               Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.)

  Exhibit          Title                                                Page No.
-----------    -------------------------------------------------------  --------
  10.2         Share  Purchase   Agreement  by  and  between   Johnson     *
               Worldwide  Associates,   Inc.,  Societe  Figeacoise  de
               Participations and Plastimo,  S.A., dated as of January
               30, 1997. (Filed as Exhibit 2 to the Company's Form 8-K
               dated  January  30,  1997 and  incorporated  herein  by
               reference.)
  10.3         Share  Purchase   Agreement  by  and  between   Johnson     *
               Beteiligungsgesellschaft    mbH,   Johnson    Worldwide
               Associates,  Inc. and Heinz Ruchti and Karl Leeman (the
               selling  shareholders  of Uwatec  AG),  dated  July 11,
               1997.  (Filed as  Exhibit 2 to the  Company's  Form 8-K
               dated  July  11,  1997  and   incorporated   herein  by
               reference.)
  10.4+        Johnson Worldwide Associates, Inc. Amended and Restated     *
               1986  Stock  Option  Plan.  (Filed as Exhibit 10 to the
               Company's  Form 10-Q for the quarter ended July 2, 1993
               and incorporated herein by reference.)
  10.5         Registration   Rights   Agreement   regarding   Johnson     *
               Worldwide  Associates,  Inc. common stock issued to the
               Johnson  family  prior to the  acquisition  of  Johnson
               Diversified,   Inc.  (Filed  as  Exhibit  10.6  to  the
               Company's Form S-1 Registration  Statement No. 33-16998
               and incorporated herein by reference.)
  10.6         Registration   Rights   Agreement   regarding   Johnson     *
               Worldwide Associates, Inc. Class A common stock held by
               Mr.  Samuel C.  Johnson.  (Filed as  Exhibit  28 to the
               Company's  Form 10-Q for the  quarter  ended  March 29,
               1991 and incorporated herein by reference.)
  10.7+        Form of Restricted Stock  Agreement.  (Filed as Exhibit     *
               10.8 to the Company's Form S-1  Registration  Statement
               No. 33-23299 and incorporated herein by reference.)
  10.8+        Form of  Supplemental  Retirement  Agreement of Johnson     *
               Diversified,   Inc.  (Filed  as  Exhibit  10.9  to  the
               Company's Form S-1 Registration  Statement No. 33-16998
               and incorporated herein by reference.)
  10.9+        Johnson  Worldwide  Associates  Retirement  and Savings     *
               Plan. (Filed as Exhibit 10.9 to the Company's Form 10-K
               for the year ended September 29, 1989 and  incorporated
               herein by reference.)
  10.10+       Form of  Agreement of Indemnity  and  Exoneration  with     *
               Directors and Officers.  (Filed as Exhibit 10.11 to the
               Company's Form S-1 Registration  Statement No. 33-16998
               and incorporated herein by reference.)
  10.11        Consulting  and  administrative  agreements  with S. C.     *
               Johnson  & Son,  Inc.  (Filed as  Exhibit  10.12 to the
               Company's Form S-1 Registration  Statement No. 33-16998
               and incorporated herein by reference.)
  10.12+       Johnson Worldwide Associates, Inc. 1994 Long-Term Stock     *
               Incentive  Plan.  (Filed as Exhibit 4 to the  Company's
               Form S-8 Registration Statement No. 333-88091 and incorporated herein by reference.)

  Exhibit          Title                                                Page No.
-----------    -------------------------------------------------------  --------
  10.13+       Johnson  Worldwide  Associates,  Inc. 1994 Non-Employee     *
               Director Stock Ownership  Plan.  (Filed as Exhibit 4 to
               the  Company's  Form  S-8  Registration  Statement  No.
               333-88089 and incorporated herein by reference.)
  10.14+       Johnson Worldwide Associates Economic Value Added Bonus     *
               Plan (Filed as Exhibit 10.15 to the Company's Form 10-K
               for the year  ended  October  3, 1997 and  incorporated
               herein by reference.)
  10.15+       Separation agreement,  dated March 9, 1999, between the     *
               Company and R. C.  Whitaker.  (Filed as Exhibit 10.1 to
               the Company's  Form 10-Q for the quarter ended April 2,
               1999 and incorporated herein by reference.)
   11          Statement regarding  computation of per share earnings.     *
               (Incorporated   by   reference   to   Note  14  to  the
               Consolidated  Financial  Statements on page F-19 of the
               Company's 1999 Form 10-K.)
   21          Subsidiaries of the Company as of October 1, 1999.          -
   23          Consent of KPMG LLP.                                        -
   27          Financial Data Schedule (EDGAR version only)                -
   99          Definitive  Proxy Statement for the 2000 Annual Meeting     *
               of  Shareholders.  Except  to the  extent  specifically
               incorporated  herein by reference,  the Proxy Statement
               for the 2000 Annual Meeting of  Shareholders  shall not
               be deemed to be filed with the  Securities and Exchange
               Commission  as  part  of  this  Form  10-K.  The  Proxy
               Statement for the 2000 Annual  Meeting of  Shareholders
               will  be  filed  with  the   Securities   and  Exchange
               Commission under Regulation 14A within 120 days after the end of the Company's fiscal year.


-------------

* Incorporated herein by reference.
+ A management contract or compensatory plan or arrangement.

                        CONSOLIDATED FINANCIAL STATEMENTS


                      Table of Contents                                  Page
-----------------------------------------------------------------     ----------


Report of Management                                                     F-1

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statements of Shareholders' Equity                          F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                               F-6

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



Helen P. Johnson-Leipold                 Carl G. Schmidt
Chairman and Chief Executive Officer     Senior Vice President and Chief
                                           Financial Officer



INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Johnson Worldwide Associates, Inc.:

We have audited the consolidated balance sheets of Johnson Worldwide Associates, Inc. and subsidiaries as of October 1, 1999 and October 2, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended October 1, 1999. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Johnson Worldwide Associates, Inc. and subsidiaries as of October 1, 1999 and October 2, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 1, 1999, in conformity with generally accepted accounting principles.


KPMG LLP
Milwaukee, Wisconsin
November 9, 1999

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------
                                                                                   October 1            October 2
(thousands, except share data)                                                          1999                 1998
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                                            $  10,594            $  11,496
    Accounts receivable, less allowance for doubtful
        accounts of $3,663 and $2,570, respectively                                   59,786               53,421
    Inventories                                                                       70,775               76,603
    Deferred income taxes                                                              5,904                6,067
    Other current assets                                                               5,803                6,602
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 152,862              154,189
Property, plant and equipment                                                         38,816               35,469
Deferred income taxes                                                                 15,647               15,435
Intangible assets                                                                     92,763               90,101
Other assets                                                                           2,474                  823
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $ 302,562            $ 296,017
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt                       $  49,445            $  42,614
    Accounts payable                                                                  16,589               11,681
    Accrued liabilities:
        Salaries and wages                                                             7,730                6,213
        Income taxes                                                                     424                3,019
        Other                                                                         23,351               21,492
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             97,539               85,019
Long-term debt, less current maturities                                               73,141               82,066
Other liabilities                                                                      4,704                4,546
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    175,384              171,631
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                                          --                   --
    Common stock:
        Class A shares issued:
           October 1, 1999, 6,910,577;
           October 2, 1998, 6,909,577                                                    345                  345
        Class B shares issued (convertible into Class A shares):
           October 1, 1999, 1,222,861;
           October 2, 1998, 1,223,861                                                     61                   61
    Capital in excess of par value                                                    44,205               44,205
    Retained earnings                                                                 91,832               85,068
    Contingent compensation                                                             (134)                 (27)
    Other comprehensive income - cumulative foreign currency
        translation adjustment                                                        (9,049)              (4,651)
    Treasury stock, Class A shares, at cost:
        October 1, 1999, 5,280;
        October 2, 1998, 39,532                                                          (82)                (615)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                           127,178              124,386
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $ 302,562            $ 296,017
--------------------------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------
                                                                                                       Year Ended
--------------------------------------------------------------------------------------------------------------------
                                                                 October 1           October 2          October 3
(thousands, except per share data)                                    1999                1998               1997
--------------------------------------------------------------------------------------------------------------------
Net sales                                                        $ 364,277           $ 328,525          $ 303,121
Cost of sales                                                      222,198             202,561            191,789
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                       142,079             125,964            111,332
--------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                           73,732              67,567             66,259
    Administrative management, finance and information
        systems                                                     29,294              25,981             23,031
    Research and development                                         8,329               7,033              5,453
    Amortization of acquisition costs                                4,147               3,789              2,631
    Profit sharing                                                   2,707               1,447              1,612
    Strategic charges                                                2,247               1,424                335
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                           120,456             107,241             99,321
--------------------------------------------------------------------------------------------------------------------
Operating profit                                                    21,623              18,723             12,011
Interest income                                                       (316)               (363)              (471)
Interest expense                                                     9,719               9,829              8,780
Other (income) expense, net                                            269                 108               (257)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          11,951               9,149              3,959
Income tax expense                                                   4,929               3,937              1,903
--------------------------------------------------------------------------------------------------------------------
Net income                                                       $   7,022           $   5,212          $   2,056
--------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                  $    0.87           $    0.64          $    0.25
--------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                $    0.87           $    0.64          $    0.25
--------------------------------------------------------------------------------------------------------------------

               The  accompanying  notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------  ----------------
                                                                                        Cumulative
                                                                                           Foreign
(thousands)                                    Capital in                                 Currency
                                       Common   Excess of   Retained      Contingent    Translation   Treasury     Comprehensive
                                        Stock   Par Value   Earnings    Compensation     Adjustment      Stock     Income (Loss)
----------------------------------------------------------------------------------------------------------------  ----------------
BALANCE AT SEPTEMBER 27, 1996            $406     $44,084    $77,940           $(121)       $ 4,115      $  --
Net income                                 --          --      2,056              --             --         --          $  2,056
Exercise of stock options                  --          --       (114)             --             --        284                --
Tax benefit of stock options
    exercised                              --          58         --              --             --         --                --
Issuance of restricted stock               --          44         --             (67)            --         23                --
Amortization of contingent
    compensation                           --          --         --             103             --         --                --
Other treasury stock transactions          --          --         --              --             --       (609)               --
Translation adjustment                     --          --         --              --        (10,471)        --           (10,471)
----------------------------------------------------------------------------------------------------------------  ----------------
BALANCE AT OCTOBER 3, 1997                406      44,186     79,882             (85)        (6,356)      (302)         $ (8,415)
                                                                                                                  ----------------
Net income                                 --          --      5,212              --             --         --          $  5,212
Exercise of stock options                  --          --         (4)             --             --        146                --
Tax benefit of stock options
    exercised                              --           6         --              --             --         --                --
Issuance of restricted stock               --          13         --             (32)            --         32                --
Issuance of stock under
    employees' stock purchase
    plan                                   --          --        (22)             --             --        177                --
Amortization of contingent
    compensation                           --          --         --              90             --         --                --
Other treasury stock transactions          --          --         --              --             --       (668)               --
Translation adjustment                     --          --         --              --          1,705         --             1,705
----------------------------------------------------------------------------------------------------------------  ----------------
BALANCE AT OCTOBER 2, 1998                406      44,205     85,068             (27)        (4,651)      (615)         $  6,917
                                                                                                                  ----------------
Net income                                 --          --      7,022              --             --         --          $  7,022
Issuance of restricted stock               --          --       (137)           (182)            --        319                --
Issuance of stock under
    employees' stock purchase
    plan                                   --          --       (121)             --             --        214                --
Amortization of contingent
    compensation                           --          --         --              75             --         --                --
Translation adjustment                     --          --         --              --         (4,398)        --            (4,398)
----------------------------------------------------------------------------------------------------------------  ----------------
BALANCE AT OCTOBER 1, 1999               $406     $44,205    $91,832           $(134)       $(9,049)     $ (82)         $  2,624
----------------------------------------------------------------------------------------------------------------  ----------------

               The  accompanying  notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
                                                                                                       Year Ended
------------------------------------------------------------------------------------------------------------------
                                                                 October 1           October 2          October 3
(thousands)                                                           1999                1998               1997
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income                                                        $  7,022            $  5,212           $  2,056
Noncash items:
    Depreciation and amortization                                   15,127              14,038             11,949
    Provision for doubtful accounts receivable                       2,322                 918              1,604
    Provision for inventory reserves                                   828                 343                445
    Deferred income taxes                                              211              (3,355)            (4,127)
Change in assets and liabilities, net of effect of
    businesses acquired or sold:
        Accounts receivable                                         (6,507)             (1,743)            (2,747)
        Inventories                                                  4,104               6,583             13,071
        Accounts payable and accrued liabilities                     5,772              (2,170)            (3,749)
        Other, net                                                  (1,039)                685              1,489
------------------------------------------------------------------------------------------------------------------
                                                                    27,840              20,511             19,991
------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES
Net assets of businesses acquired, net of cash                     (13,584)            (12,772)           (37,169)
Proceeds from sale of business, net of cash                             --                  --             13,937
Additions to property, plant and equipment                         (14,261)            (13,108)            (8,860)
Sales of property, plant and equipment                                 691               1,592                640
------------------------------------------------------------------------------------------------------------------
                                                                   (27,154)            (24,288)           (31,452)
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of senior notes                                                --              25,000                 --
Issuance of other long-term notes                                       --                  --             10,543
Principal payments on senior notes and other long-term
    notes                                                           (7,806)             (8,381)            (7,358)
Net change in short-term debt                                        6,764              (8,424)             4,085
Common stock transactions                                               94                (352)              (382)
------------------------------------------------------------------------------------------------------------------
                                                                      (948)              7,843              6,888
Effect of foreign currency fluctuations on cash                       (640)                300               (994)
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary cash
    investments                                                       (902)              4,366             (5,567)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of year                                                   11,496               7,130             12,697
------------------------------------------------------------------------------------------------------------------
End of year                                                       $ 10,594            $ 11,496           $  7,130
------------------------------------------------------------------------------------------------------------------

               The  accompanying  notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Johnson Worldwide Associates, Inc. is an integrated, global outdoor recreation products company engaged in the design, manufacture and marketing of brand name outdoor equipment, diving, watercraft, motors and fishing products.

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

The Company's fiscal year ends on the Friday nearest September 30. The fiscal years ended October 1, 1999 (hereinafter 1999) and October 2, 1998 (hereinafter
1998) each comprise 52 weeks. The fiscal year ended October 3, 1997 (hereinafter
1997) comprises 53 weeks.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories at the end of the respective years consist of the following:

-------------------------------------------------------------------------------
                                                   1999               1998
-------------------------------------------------------------------------------
Raw materials                                  $ 26,147           $ 27,834
Work in process                                   3,430              4,753
Finished goods                                   46,341             49,875
-------------------------------------------------------------------------------
                                                 75,918             82,462
Less reserves                                     5,143              5,859
-------------------------------------------------------------------------------
                                               $ 70,775           $ 76,603
-------------------------------------------------------------------------------


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

The Company annually assesses the recoverability of long-lived tangible assets by comparing the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair market value.

Property, plant and equipment at the end of the respective years consist of the following:

-------------------------------------------------------------------------------
                                                   1999               1998
-------------------------------------------------------------------------------
Property and improvements                     $   1,505           $    912
Buildings and improvements                       18,875             16,827
Furniture, fixtures and equipment                87,937             78,351
-------------------------------------------------------------------------------
                                                108,317             96,090
Less accumulated depreciation                    69,501             60,621
-------------------------------------------------------------------------------
                                              $  38,816           $ 35,469
-------------------------------------------------------------------------------


Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method with periods ranging from 15 to 40 years for goodwill and 3 to 16 years for patents, trademarks and other intangible assets.

The Company annually assesses the recoverability of intangible assets, primarily by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the acquired business. The amount of impairment, if any, is measured primarily based on the deficiency of projected discounted future operating cash flows relative to the carrying value of the asset, using a discount rate reflecting the Company's cost of capital, which is currently approximately 10%.

Intangible assets at the end of the respective years consist of the following:

-------------------------------------------------------------------------------
                                                   1999               1998
-------------------------------------------------------------------------------
Goodwill                                      $ 112,074          $ 105,829
Patents, trademarks and other                     4,678              4,683
-------------------------------------------------------------------------------
                                                116,752            110,512
Less accumulated amortization                    23,989             20,411
-------------------------------------------------------------------------------
                                              $  92,763          $  90,101
-------------------------------------------------------------------------------


Income Taxes

The Company provides for income taxes currently payable, and deferred income taxes resulting from temporary differences between financial statement and taxable income, using the asset and liability method.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the United States during the year. At October 1, 1999, net undistributed earnings of foreign subsidiaries total approximately

$57,100. A substantial portion of these unremitted earnings have been permanently invested abroad and no provision for federal or state taxes is made on these amounts. With respect to that portion of foreign earnings which may be returned to the United States, provision is made for taxes if the amounts are significant.

The Company's United States entities file a consolidated federal income tax return.

Employee Benefits

The Company and certain of its subsidiaries have various retirement and profit sharing plans. United States pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. Foreign pension plans are funded as expenses are incurred. The
Company's policy is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto. Profit sharing and other retirement costs are funded at least annually.

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

At October 1, 1999, foreign currency forward contracts and options with a notional value of approximately $9,800 are in place, hedging existing and anticipated transactions. Substantially all of these contracts mature in 2000. Failure of the counterparties to perform their obligations under these contracts would expose the Company to the risk of foreign currency rate movements for those contracts. The Company does not believe the risk of counterparty failure is significant. At October 1, 1999, the fair value of these instruments is not significant.

Foreign currency swaps effectively denominate, in foreign currencies, existing U.S. dollar denominated debt of the Company. This foreign currency debt serves as a hedge of foreign assets. Accordingly, gains and losses on such swaps are recorded in the cumulative foreign currency translation account.

Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange existing at the end of the year. Results of operations are translated at monthly average exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are classified in the cumulative foreign currency translation account.

Revenue Recognition

Revenue from sales is recognized on the accrual basis, primarily upon the shipment of products, net of estimated costs of returns and allowances.

Advertising

The  Company  expenses   substantially   all  costs  related  to  production  of
advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued in relation to sales.

Advertising expense in 1999, 1998 and 1997 totals $21,906,  $18,475 and $21,512, respectively. Capitalized costs at October 1, 1999 and October 2, 1998 total $1,741 and $1,635, respectively, and primarily include catalogs and costs of advertising which has not yet run for the first time.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock options using the intrinsic value based method. Accordingly, compensation cost is generally recognized only for stock options issued with an exercise price lower than the market price on the date of grant. The fair value of restricted shares awarded in excess of the amount paid for such shares is recognized as contingent compensation in the Consolidated Statements of Shareholders' Equity and is amortized into operating results over 1 to 3 years from the date of award, the period after which all restrictions generally lapse.

Accounting Changes

The Company adopted Financial Accounting Standards Board (FASB) Statement 130, Reporting Comprehensive Income, in 1999. Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Statement 133, as amended by Statement 137, is effective for fiscal years beginning after June 15, 2000. The Company will adopt this accounting standard for the year beginning October 2000. The Company has not yet determined the impact of Statement 133 on the Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

2    STRATEGIC CHARGES

In 1999,  1998 and 1997,  the Company  recorded  severance  and other exit costs totaling $2,247, $1,424 and $335, respectively, related primarily to the integration of acquired businesses, primarily in the diving business. In 1999, strategic charges also include severance, moving and recruiting costs related to the relocation of certain sales and marketing functions of the Company's North American outdoor equipment business. 1999 severance costs included in strategic charges totaled $1,101 and approximately 30 employees were impacted by these actions. 1998 severance costs totaled $781 and approximately 80 employees were impacted by these actions. The Company anticipates no significant additional strategic charges will be incurred in 2000 to further integrate recent acquisitions into its business or to complete other announced actions. Unexpended funds related to these charges are not significant.

3    ACQUISITIONS

In July 1999, the Company completed the acquisition of the common stock of Extrasport, Inc., a privately held manufacturer and marketer of personal flotation devices. The initial purchase price, including direct expenses, for the acquisition was approximately $3,300, of which approximately $2,500 was recorded as intangible assets and is being amortized over 25 years. Additional payments in 2000 through 2002 are dependent upon achievement of specified levels of sales of the acquired business.

In March 1999, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Escape Sailboat Company LLC, a privately held manufacturer and marketer of recreational sailboats. The initial purchase price, including direct expenses, for the acquisition was approximately $4,800, of which approximately $3,100 was recorded as intangible assets and is being amortized over 25 years. Additional payments in 2000 and 2001 are dependent upon achievement of specified levels of sales of the acquired business.

In December 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of True North Paddle & Necky Kayaks Ltd., a privately held manufacturer and marketer of Necky kayaks, and an affiliated entity. The initial purchase price, including direct expenses, for the acquisition was approximately $5,700, of which approximately $3,200 was recorded as intangible assets and is being amortized over 25 years. An additional payment of $600 was accrued in 1999. Additional payments in the years 2000 through 2003 are dependent upon the achievement of specified levels of sales and profitability of the acquired business.

The following pro forma operating results are unaudited and reflect purchase accounting adjustments assuming all 1999 acquisitions had been consummated at the beginning of each year presented:

-------------------------------------------------------------------------------
                                                   1999               1998
-------------------------------------------------------------------------------
Net sales                                      $370,921           $342,069
Net income                                        7,028              4,866
Diluted earnings per common share                  0.87               0.60
-------------------------------------------------------------------------------


In February 1998, the Company completed the acquisition of the common stock of Leisure Life Limited, a privately held manufacturer and marketer of recreational watercraft. The purchase price, including direct expenses, for the acquisition was approximately $10,300, of which approximately $7,300 was recorded as intangible assets and is being amortized over 25 years.

In October 1997, subsequent to the end of the 1997 fiscal year, the Company completed the acquisitions of certain assets of Soniform, Inc., a manufacturer of diving buoyancy compensators, and the common stock of Plastiques L.P.A. Limitee, a privately held Canadian manufacturer of kayaks. The purchase prices for the acquisitions totaled approximately $3,400.

In July 1997, the Company completed the acquisition of the common stock of Uwatec AG (hereinafter Uwatec), a privately held manufacturer and marketer of diving computers and other electronic instruments. The initial purchase price, including direct expenses, for the acquisition was approximately $33,500, of which $32,800 was recorded as intangible assets and is being amortized over 25 years. Additional payments of $529 and $432 were accrued in 1999 and 1998, respectively, based upon utilization of certain acquired inventories. In connection with the acquisition, the Company entered into a long-term product development and intellectual property agreement with an unaffiliated party with which Uwatec conducts business.

In July 1997, the Company completed the acquisition of substantially all of the assets of Ocean Kayak, Inc., a privately held manufacturer and marketer of kayaks. The initial purchase price, including direct expenses, for the acquisition was approximately $5,000, of which $2,700 was recorded as intangible assets and is being amortized over 25 years. Additional payments of $600 were accrued in both 1999 and 1998 due to achievement of specified levels of sales of the acquired business.

Additional payments in the years 2000 and 2001 related to acquisitions consummated in 1995 are dependent upon the achievement of specified levels of sales and/or profitability of certain of the acquired products. No additional payments were required in 1999, 1998 or 1997.

All acquisitions are accounted for using the purchase method and, accordingly, the Consolidated Financial Statements include the results of operations since the respective dates of acquisition. Additional payments, if required, will increase intangible assets.

4    INDEBTEDNESS

Short-term debt at the end of the respective years consists of the following:

-------------------------------------------------------------------------------
                                                   1999               1998
-------------------------------------------------------------------------------
Commercial paper and bank loans                $ 43,380           $ 34,846
Current maturities of long-term debt              6,065              7,768
-------------------------------------------------------------------------------
                                               $ 49,445           $ 42,614
-------------------------------------------------------------------------------

Short-term credit facilities provide for borrowings with interest rates set periodically by reference to market rates. Commercial paper rates are set by competitive bidding. The weighted average interest rate on short-term indebtedness was 6.2% and 6.0% at October 1, 1999 and October 2, 1998, respectively. The Company's primary facility is a $100,000 revolving credit agreement expiring in 2001, which includes a maximum amount of $80,000 in support of commercial paper issuance. The Company has lines of credit, both foreign and domestic, totaling $125,000 of which $67,200 is available at October 1, 1999. The Company also utilizes letters of credit for trade financing purposes.

Long-term debt at the end of the respective years consists of the following:

-------------------------------------------------------------------------------
                                                   1999               1998
-------------------------------------------------------------------------------
1998 senior notes                              $ 24,981           $ 27,369
1996 senior notes                                45,000             45,000
1993 senior notes                                    --              7,500
Other long-term notes, 1.8% to 10.9%,
  maturing through December 2005                  9,225              9,965
-------------------------------------------------------------------------------
                                                 79,206             89,834
Less current maturities                           6,065              7,768
-------------------------------------------------------------------------------
                                               $ 73,141           $ 82,066
-------------------------------------------------------------------------------


In 1998, the Company issued unsecured senior notes totaling $25,000 with an interest rate of 7.15%. Simultaneous with the commitment of the 1998 senior notes, the Company executed a foreign currency swap, denominating in Swiss francs all principal and interest payments required under the 1998 senior notes. The fixed, effective interest rate to be paid on the 1998 senior notes as a result of the currency swap is 4.32%. The 1998 senior notes have annual principal payments of $2,189 to $7,663 beginning October 2001 with a final payment due October 2007. Proceeds from issuance of the 1998 senior notes were used to reduce outstanding indebtedness under the Company's primary revolving credit facility.

$8,093 of the initial purchase price of Uwatec is deferred with principal payments of $376 and $7,717 due in 2000 and 2002, respectively. Interest on the deferred amounts is payable annually at 6%. This obligation is denominated in Swiss francs. A corresponding amount of the Company's primary revolving credit facility is reserved in support of this obligation through issuance of a letter of credit. The obligation was reduced by $1,482 in 1998 from liabilities to third parties paid or accrued by the Company on behalf of the selling shareholders.

In 1996, the Company issued unsecured senior notes totaling $30,000 with an interest rate of 7.77% and $15,000 with an interest rate of 6.98%. Total annual principal payments ranging from $5,500 to $7,500 are due beginning in October 2000 through 2006.

In 1993, the Company issued unsecured senior notes totaling $15,000 with an interest rate of 6.58%. The final principal payment of $7,500 was made in 1999.

Aggregate scheduled maturities of long-term debt in each of the five years ending September 2004 are as follows:

-------------------------------------------------------------------------------
Year
-------------------------------------------------------------------------------
2000                                                                     $6,100
2001                                                                      6,600
2002                                                                     15,900
2003                                                                      8,200
2004                                                                      9,500
-------------------------------------------------------------------------------


Interest  paid  was  $9,895,   $9,119  and  $9,046  for  1999,  1998  and  1997,
respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of the Company's long-term debt as of October 1, 1999 and October 2, 1998 is approximately $80,300 and $92,300, respectively. The carrying value of all other financial instruments approximates the fair value.

Certain of the Company's loan agreements require that Samuel C. Johnson, members of his family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a 51% majority of the directors. At October 1, 1999, the Johnson Family held approximately 3,280,000 shares or 48% of the Class A common stock, approximately 1,168,000 shares or 95% of the Class B common stock and approximately 78% of the voting power of both classes of common stock, taken as a whole. The agreements also contain restrictive covenants regarding the Company's net worth, indebtedness, fixed charge coverage and distribution of earnings. The Company is in compliance with the restrictive covenants of such agreements, as amended from time to time.

5    LEASES AND OTHER COMMITMENTS

The Company leases certain operating facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases having an initial term in excess of one year at October 1, 1999 are as follows:

--------------------------------------------------------------------------------
Year
--------------------------------------------------------------------------------
2000                                                                     $5,900
2001                                                                      5,200
2002                                                                      4,600
2003                                                                      2,600
2004                                                                      1,500
Thereafter                                                                4,600
--------------------------------------------------------------------------------


Rental expense under all leases was approximately $6,743, $6,101 and $4,338 for 1999, 1998 and 1997, respectively.

In 1998, the Company executed a guarantee of $1,300 of debt of one of its suppliers. The guarantee is supported by a priority lien on equipment owned by the supplier.

The Company makes commitments in a broad variety of areas, including capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

6    INCOME TAXES

Income tax expense (benefit) for the respective years consists of the following:

--------------------------------------------------------------------------------
                                                  1999        1998        1997
--------------------------------------------------------------------------------
Current:
    Federal                                    $    34     $    56     $   242
    State                                          683         514         (11)
    Foreign                                      4,261       6,672       5,847
Deferred                                           (49)     (3,305)     (4,175)
--------------------------------------------------------------------------------
                                               $ 4,929     $ 3,937     $ 1,903
--------------------------------------------------------------------------------

The significant components of deferred tax expense (benefit) are as follows:

--------------------------------------------------------------------------------
                                                  1999        1998        1997
--------------------------------------------------------------------------------
Deferred tax expense (benefit)(exclusive
    of effects of other components
    listed below)                              $    88     $(3,045)    $(4,121)
Decrease in beginning of the year balance
    of the valuation allowance for
    deferred tax assets                           (137)       (260)        (54)
--------------------------------------------------------------------------------
                                               $   (49)    $(3,305)    $(4,175)
--------------------------------------------------------------------------------


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

--------------------------------------------------------------------------------
                                                              1999        1998
--------------------------------------------------------------------------------
Deferred tax assets:
    Inventories                                            $ 2,674     $ 3,299
    Compensation                                             3,044       2,205
    Foreign income taxes                                     1,816       1,212
    Foreign tax credit carryforwards                         4,051       4,211
    Net operating loss carryforwards                        15,883      15,986
    Other                                                    3,360       4,152
--------------------------------------------------------------------------------
Total gross deferred tax assets                             30,828      31,065
Less valuation allowance                                     5,751       5,911
--------------------------------------------------------------------------------
                                                            25,077      25,154
--------------------------------------------------------------------------------
Deferred tax liabilities:
    Foreign statutory reserves                               1,973       2,334
    Acquisition accounting                                   1,553       1,318
--------------------------------------------------------------------------------
Total deferred tax liabilities                               3,526       3,652
--------------------------------------------------------------------------------
Net deferred tax asset                                     $21,551     $21,502
--------------------------------------------------------------------------------


Following is the income (loss) before income taxes for domestic and foreign operations:

--------------------------------------------------------------------------------
                                                  1999        1998        1997
--------------------------------------------------------------------------------
United States                                 $ (1,218)   $ (6,503)   $ (6,998)
Foreign                                         13,169      15,652      10,957
--------------------------------------------------------------------------------
                                              $ 11,951    $  9,149    $  3,959
--------------------------------------------------------------------------------


The significant differences between the statutory federal tax rate and the effective income tax rates are as follows:

--------------------------------------------------------------------------------
                                                  1999        1998        1997
--------------------------------------------------------------------------------
Statutory U.S. federal income tax rate            34.0%       34.0%       34.0%
State income taxes, net of federal
    income tax benefit                             0.5        (3.0)       (6.2)
Foreign rate differential                          5.1        12.7        23.9
Foreign operating losses (benefit)                 1.6        (1.4)       (2.0)
Other                                               --         0.7        (1.6)
--------------------------------------------------------------------------------
                                                  41.2%       43.0%       48.1%
--------------------------------------------------------------------------------

At October 1, 1999, the Company has $4,051 of foreign tax credit carryforwards available to be offset against future U.S. tax liability. The credits expire in 2000 through 2003 if not utilized.

During 1999, 1998 and 1997, foreign net operating loss carryforwards were utilized, resulting in a reduction in income tax expense of $137, $260 and $54, respectively. At October 1, 1999, the Company has a U.S. federal operating loss carryforward of $29,062. In addition, certain of the Company's foreign subsidiaries have net operating loss carryforwards totaling $2,188. These amounts are available to offset future taxable income over the next 6 to 19 years and are anticipated to be utilized during this period.

Taxes paid were $7,737, $6,299 and $8,328 for 1999, 1998 and 1997, respectively.

7    EMPLOYEE BENEFITS

The Company adopted FASB Statement 132, Employers' Disclosure About Pension and Other Post Retirement Benefits, in 1999. Net periodic pension cost for noncontributory pension plans includes the following components:

--------------------------------------------------------------------------------
                                                 1999         1998        1997
--------------------------------------------------------------------------------
Service cost                                    $  273        $301        $292
Interest on projected benefit obligation           713         697         638
Less expected return on plan assets                558         520       1,075
Amortization of unrecognized:
    Net loss                                         4          15         602
    Prior service cost                              26          26          26
    Transition asset                               (81)        (81)        (81)
--------------------------------------------------------------------------------
Net amount recognized                           $  377       $ 438       $ 402
--------------------------------------------------------------------------------


The following provides a reconciliation of the changes in the plans' benefit obligation and fair value of plan assets for 1999 and 1998 and a statement of the funded status at the end of each year:

--------------------------------------------------------------------------------
                                                              1999        1998
--------------------------------------------------------------------------------
Reconciliation of benefit obligation:
    Benefit obligation at beginning of year               $  9,456     $ 8,934
    Service cost                                               273         301
    Interest cost                                              713         697
    Actuarial (gain) loss                                     (257)         34
    Benefits paid                                             (581)       (510)
--------------------------------------------------------------------------------
Benefit obligation at end of year                         $  9,604     $ 9,456
--------------------------------------------------------------------------------
Reconciliation of fair value of plan assets:
    Fair value of plan assets as of beginning of year     $  7,515     $ 7,003
    Actual return on plan assets                               860         515
    Company contributions                                      276         507
    Benefits paid                                             (581)       (510)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year                  $  8,070     $ 7,515
--------------------------------------------------------------------------------
Funded status:
    Funded status of the plan                             $ (1,534)    $(1,941)
    Unrecognized net loss                                        4         581
    Unrecognized prior service cost                            174         200
    Unrecognized transition asset                             (372)       (453)
--------------------------------------------------------------------------------
Net pension liability recognized in the Consolidated
    Balance Sheets                                        $ (1,728)    $(1,613)
--------------------------------------------------------------------------------

The following summarizes the components of the liability recognized in the Consolidated Balance Sheets at the end of the respective years:

--------------------------------------------------------------------------------
                                                              1999        1998
--------------------------------------------------------------------------------
Prepaid benefit cost                                       $    55     $   193
Accrued benefit liability                                   (1,783)     (1,806)
--------------------------------------------------------------------------------
Net pension liability recognized in the Consolidated
    Balance Sheets                                        $ (1,728)    $(1,613)
--------------------------------------------------------------------------------


Plan assets are invested primarily in stock and bond mutual funds and insurance contracts.

Actuarial assumptions used to determine the projected benefit obligation and the net periodic pension cost are as follows:

--------------------------------------------------------------------------------
                                                  1999        1998        1997
--------------------------------------------------------------------------------
Discount rate for obligations                        8%          8%          8%
Long-term rate of return on plan assets              8           8           8
Average salary increase rate                         5           5           5
--------------------------------------------------------------------------------


A majority of the Company's full-time employees are covered by profit sharing or defined contribution programs. Participating entities determine profit sharing distributions under various performance and service based formulas.

8    PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

9    COMMON STOCK

Common stock at the end of the respective years consists of the following:

--------------------------------------------------------------------------------
                                                              1999        1998
--------------------------------------------------------------------------------
Class A, $.05 par value:
    Authorized                                          20,000,000  20,000,000
    Outstanding                                          6,905,297   6,870,045
Class B, $.05 par value:
    Authorized                                           3,000,000   3,000,000
    Outstanding                                          1,222,861   1,223,861
--------------------------------------------------------------------------------


Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 1999, 1998 and 1997, respectively, 1,000, 4,054 and 222 shares of Class B common stock were converted into Class A common stock.

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

A summary of stock option activity related to the Company's plans is as follows:

--------------------------------------------------------------------------------
                                                               Weighted Average
                                                   Shares        Exercise Price
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Outstanding at September 27, 1996                 566,221                $20.37
Granted                                           256,000                 12.09
Exercised                                         (24,400)                 6.93
Cancelled                                        (111,300)                16.95
--------------------------------------------------------------------------------
Outstanding at October 3, 1997                    686,521                 18.32
Granted                                           247,000                 17.01
Exercised                                         (10,243)                13.96
Cancelled                                        (321,217)                19.11
--------------------------------------------------------------------------------
Outstanding at October 2, 1998                    602,061                 17.43
Granted                                           353,000                  8.53
Cancelled                                        (176,224)                14.67
--------------------------------------------------------------------------------
Outstanding at October 1, 1999                    778,837                $14.02
--------------------------------------------------------------------------------


Other information regarding the Company's stock option plans is as follows:

--------------------------------------------------------------------------------
                                                  1999        1998        1997
--------------------------------------------------------------------------------
Options exercisable at end of year             324,990     257,055     388,264
Weighted average exercise price of
    exercisable options                         $18.63      $19.14      $20.75
Weighted average fair value of
    options granted during year                   3.31        6.82        4.87
--------------------------------------------------------------------------------


At October 1, 1999, the weighted average remaining contractual life of stock options outstanding is approximately 7.8 years. Exercise prices of outstanding stock options range from $6.81 to $25.31 at October 1, 1999.

Had compensation cost for the Company's stock options been determined using the fair value method, the Company's pro forma operating results would have been as follows:

--------------------------------------------------------------------------------
                                                  1999        1998        1997
--------------------------------------------------------------------------------
Net income                                      $6,504      $4,542      $1,659
Diluted earnings per common share                 0.80        0.56        0.20
--------------------------------------------------------------------------------


For purposes of calculating pro forma operating results, the fair value of each option grant was estimated using the Black-Scholes option pricing model with an expected volatility of 35%, a risk free interest rate equivalent to five year U.S. Treasury securities and an expected life of five years. The pro forma operating results reflect only options granted after 1995.

The Company's employees' stock purchase plan provides for the issuance of up to 150,000 shares of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. During 1999 and 1998, 13,722 and 11,325 shares, respectively, were issued under this plan. No shares were issued under this plan in 1997.

11   RELATED PARTY TRANSACTIONS

Various transactions are conducted between the Company and organizations controlled by the Johnson Family. These include consulting services, office rental, royalties and certain administrative activities. Total net costs of these transactions are $415, $248 and $489 for 1999, 1998 and 1997, respectively.

12   SEGMENTS OF BUSINESS

The Company conducts its worldwide recreation operations through separate global business units, each of which represent major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

Net sales and operating profit include both sales to customers, as reported in the Company's consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Identifiable assets represent assets that are used in the Company's operations in each business unit at the end of the years presented.

A summary of the Company's operations by business unit is presented below:

--------------------------------------------------------------------------------
                                                   1999       1998        1997
--------------------------------------------------------------------------------
Net sales:
    Outdoor equipment:
        Unaffiliated customers              $   92,367  $   77,566    $ 74,162
        Interunit transfers                         14          28          12
    Diving:
        Unaffiliated customers                  80,200      90,116      77,393
        Interunit transfers                          9          10         421
    Watercraft:
        Unaffiliated customers                  66,461      47,517      22,885
        Interunit transfers                        260         266         364
    Motors:
        Unaffiliated customers                  64,260      53,249      53,700
        Interunit transfers                      1,783       1,678       1,412
    Fishing:
        Unaffiliated customers                  59,184      58,508      63,799
        Interunit transfers                        451         745       1,021
    Other                                        1,805       1,569      11,182
    Eliminations                                (2,517)     (2,727)     (3,230)
--------------------------------------------------------------------------------
                                              $364,277    $328,525    $303,121
--------------------------------------------------------------------------------
Operating profit (loss):
    Outdoor equipment                         $  3,546    $  1,987    $  2,824
    Diving                                       4,877      10,193       9,644
    Watercraft                                  12,598       8,658       4,152
    Motors                                       3,497       1,156       1,537
    Fishing                                      2,111         367      (1,870)
    Other                                       (5,006)     (3,638)     (4,276)
--------------------------------------------------------------------------------
                                              $ 21,623    $ 18,723    $ 12,011
--------------------------------------------------------------------------------
Identifiable assets:
    Outdoor equipment                         $ 47,760    $ 49,090
    Diving                                      89,693     104,344
    Watercraft                                  54,458      29,340
    Motors                                      25,483      22,905
    Fishing                                     59,651      62,099
    Other                                       25,517      28,239
-------------------------------------------------------------------
                                              $302,562    $296,017
-------------------------------------------------------------------

Sales and operating profit of the Plastimo business, which was sold in January 1997, totaling $7,910 and $1,184, respectively, and operating expenses of the Company's corporate headquarters, are included above in the caption "Other."

A summary of the Company's operations by geographic area is presented below:

--------------------------------------------------------------------------------
                                                  1999        1998        1997
--------------------------------------------------------------------------------
Net sales:
    United States:
        Unaffiliated customers                $229,301    $194,296    $175,675
        Interarea transfers                      6,772       9,175       9,345
    Europe:
        Unaffiliated customers                 109,866     110,863     101,751
        Interarea transfers                      6,628       6,830       3,922
    Other:
        Unaffiliated customers                  25,110      23,366      25,695
        Interarea transfers                      5,491       1,738           6
    Eliminations                               (18,891)    (17,743)    (13,273)
--------------------------------------------------------------------------------
                                              $364,277    $328,525    $303,121
--------------------------------------------------------------------------------
Identifiable assets:
    United States                             $171,022    $151,864
    Europe                                     109,478     128,711
    Other                                       22,062      15,442
-------------------------------------------------------------------
                                              $302,562    $296,017
-------------------------------------------------------------------


The Company's fishing, motors and watercraft businesses recognized sales to Wal-Mart Stores, Inc. and its affiliated entities totaling $42,600, $37,200 and $33,800 in 1999, 1998 and 1997, respectively. Loss of this customer would have an adverse impact on the operating results of the Company.

13   VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts:

--------------------------------------------------------------------------------------------------------------------
                                                            Additions     Reserves of
                                            Balance at     Charged to      Businesses                      Balance
                                             Beginning      Costs and        Acquired           Less        at End
                                               of Year       Expenses         or Sold     Deductions       of Year
--------------------------------------------------------------------------------------------------------------------
Year ended October 1, 1999:
    Allowance for doubtful accounts           $  2,570       $  2,322         $    14       $  1,243       $ 3,663
    Reserves for inventory valuation             5,859            828              --          1,544         5,143
Year ended October 2, 1998
    Allowance for doubtful accounts              2,693            918              35          1,076         2,570
    Reserves for inventory valuation            10,220            343             120          4,824         5,859
Year ended October 3, 1997:
    Allowance for doubtful accounts              2,235          1,604             217          1,363         2,693
    Reserves for inventory valuation            13,665            445           1,100          4,990        10,220
--------------------------------------------------------------------------------------------------------------------
 Deductions  include  the net impact of  foreign  currency  fluctuations  on the respective accounts.

14   EARNINGS PER SHARE

Basic earnings per share excludes any dilutive effects of instruments such as options, warrants and convertible securities. Diluted earnings per share includes the impact of such instruments.

The following sets forth the computation of basic and diluted earnings per common share:

--------------------------------------------------------------------------------------------------------------------
                                                                           1999              1998             1997
--------------------------------------------------------------------------------------------------------------------
Net income for basic and diluted earnings per share                      $7,022            $5,212           $2,056
--------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                   8,108,781         8,100,415        8,111,322
Less nonvested restricted stock                                          12,206             5,509            9,222
--------------------------------------------------------------------------------------------------------------------
Basic average common shares                                           8,096,575         8,094,906        8,102,100
Dilutive stock options and restricted stock                              11,653            18,924           13,218
--------------------------------------------------------------------------------------------------------------------
Diluted average common shares                                         8,108,228         8,113,830        8,115,318
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                           $0.87             $0.64            $0.25
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                         $0.87             $0.64            $0.25
--------------------------------------------------------------------------------------------------------------------


Substantially all of the Company's outstanding stock options are excluded from the calculation of diluted earnings per common share because the exercise prices of such options exceed the average market price of the Company's common stock.

15   LITIGATION

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

16   QUARTERLY FINANCIAL SUMMARY (unaudited)

The following summarizes quarterly operating results:

-------------------------------------------------------------------------------------------------------------------
                                   First Quarter       Second Quarter          Third Quarter        Fourth Quarter
-------------------------------------------------------------------------------------------------------------------
                                 1999       1998       1999      1998        1999       1998       1999       1998
-------------------------------------------------------------------------------------------------------------------
Net sales                     $60,000    $51,841   $104,210   $97,938    $119,841   $106,757    $80,226    $71,989
Gross profit                   21,734     19,194     42,196    39,728      49,105     42,536     29,044     24,506
Operating profit (loss)        (3,043)    (2,672)    10,382    10,623      14,990     11,282       (706)      (510)
Net income (loss)              (3,019)    (2,784)     4,377     4,739       7,084      4,904     (1,420)    (1,647)
-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per
    common share              $ (0.37)   $ (0.34)  $   0.54   $  0.59    $   0.88    $  0.61    $ (0.18)   $ (0.20)
-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss)
    per common share          $ (0.37)   $ (0.34)  $   0.54   $  0.58    $   0.87    $  0.61    $ (0.18)   $ (0.20)
-------------------------------------------------------------------------------------------------------------------
