Form 10-Q
period 1999-12-31
JOHNSON WORLDWIDE ASSOCIATES INC
filed 2000-02-14
CIK 788329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of January 31, 2000, 6,905,429 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding.

================================================================================

             JOHNSON WORLDWIDE ASSOCIATES, IN.



                            Index                                       Page No.
---------------------------------------------------------------------   --------

PART I    FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Consolidated Statements of Operations -Three
                      Months Ended December 31, 1999 and January 1,
                      1999                                                    1

                      Consolidated Balance Sheets - December 31,
                      1999, October 1, 1999 and January 1, 1999               2

                      Consolidated Statements of Cash Flows -Three
                      Months Ended December 31, 1999 and January 1,
                      1999                                                    3

                      Notes to Consolidated Financial Statements              4

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           8

          Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risk                                            11

PART II   OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K                       12

                      Signatures

                                        JOHNSON WORLDWIDE ASSOCIATES, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Three Months Ended
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              December 31             January 1
(thousands, except per share data)                                                                   1999                  1999
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                      $   56,201            $   48,144
Cost of sales                                                                                      34,289                30,333
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                       21,912                17,811
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                                                          13,134                12,101
    Administrative management, finance and information systems                                      6,065                 5,563
    Research and development                                                                        1,651                 1,583
    Amortization of acquisition costs                                                                 761                   708
    Profit sharing                                                                                    110                    35
    Strategic charges                                                                                  52                   942
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                           21,773                20,932
---------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                                               139                (3,121)
Interest income                                                                                      (105)                  (93)
Interest expense                                                                                    2,272                 2,229
Other income, net                                                                                    (211)                   (6)
---------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                                                (1,817)               (5,251)
Income tax benefit                                                                                   (782)               (2,213)
---------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                                    (1,035)               (3,038)
Income (loss) from discontinued operations, net of income tax expense (benefit)
    of $(578) and $15, respectively                                                                  (941)                   19
Loss on disposal of discontinued operations, net of income tax benefit of $(2,801)                (23,109)                   --
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                       $  (25,085)           $   (3,019)
---------------------------------------------------------------------------------------------------------------------------------
Basic loss per common share:
    Continuing operations                                                                      $    (0.13)           $    (0.37)
    Discontinued operations                                                                         (2.96)                   --
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                       $    (3.09)           $    (0.37)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Diluted loss per common share:
    Continuing operations                                                                      $    (0.13)           $    (0.37)
    Discontinued operations                                                                         (2.96)                   --
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                       $    (3.09)           $    (0.37)
---------------------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of the consolidated financial statements.


                                        JOHNSON WORLDWIDE ASSOCIATES, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                               December 31           October 1          January 1
(thousands, except share data)                                                        1999                1999               1999
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                                         $    8,936          $    9,974         $   10,955
    Accounts receivable, less allowance for doubtful accounts of
       $3,340, $3,236 and $2,326, respectively                                      48,930              49,302             49,532
    Inventories                                                                     72,604              59,981             66,375
    Deferred income taxes                                                            7,679               4,718              5,715
    Other current assets                                                             5,991               5,644              7,742
    Net assets of discontinued operations                                           38,356              55,912             61,444
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                               182,496             185,531            201,763
Property, plant and equipment                                                       36,227              35,322             32,171
Deferred income taxes                                                               15,376              11,277             11,095
Intangible assets                                                                   61,712              65,599             62,422
Other assets                                                                         1,834               1,094                853
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $  297,645          $  298,823         $  308,304
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt                    $   88,210          $   49,327         $   75,902
    Accounts payable                                                                18,446              16,034             12,911
    Accrued liabilities:
        Salaries and wages                                                           5,017               6,912              4,278
        Other                                                                       18,170              21,924             14,399
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          129,843              94,197            107,490
Long-term debt, less current maturities                                             64,573              72,744             74,828
Other liabilities                                                                    4,796               4,704              4,575
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  199,212             171,645            186,893
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                                        --                  --                 --
    Common stock:
        Class A shares issued:
           December 31, 1999, 6,910,709;
           October 1, 1999, 6,910,577;
           January 1, 1999, 6,910, 577                                                 345                 345                345
        Class B shares issued (convertible into Class A):
           December 31, 1999, 1,222,729:
           October 1, 1999, 1,222,861;
           January 1, 1999, 1,222,861                                                   61                  61                 61
    Capital in excess of par value                                                  44,205              44,205             44,205
    Retained earnings                                                               66,746              91,832             82,048
    Contingent compensation                                                           (115)               (134)               (15)
    Other comprehensive income - cumulative foreign currency
        translation adjustment                                                     (12,727)             (9,049)            (4,618)
    Treasury stock, Class A shares, at cost:
        December 31, 1999, 5,280;
        October 1, 1999, 5,280;
        January 1, 1999, 39,532                                                        (82)                (82)              (615)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          98,433             127,178            121,411
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $  297,645          $  298,823         $  308,304
------------------------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of the consolidated financial statements.

                                        JOHNSON WORLDWIDE ASSOCIATES, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Three Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31           January 1
(thousands)                                                                                               1999                1999
------------------------------------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net loss                                                                                           $   (25,085)        $    (3,019)
Less income (loss) from discontinued operations                                                        (24,050)                 19
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                                         (1,035)             (3,038)
Adjustments to reconcile net loss to net cash used for operating activities of continuing operations :
        Depreciation and amortization                                                                    3,073               2,775
        Deferred income taxes                                                                           (2,826)               (537)
Change in assets and liabilities, net of effect of businesses acquired or sold:
        Accounts receivable                                                                               (499)             (2,098)
        Inventories                                                                                    (14,131)             (3,074)
        Accounts payable and accrued liabilities                                                        (2,761)             (9,155)
        Other, net                                                                                         728                (405)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities of continuing operations                                        (17,451)            (15,532)
------------------------------------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES
Net assets of businesses acquired, net of cash                                                              --              (4,233)
Net additions to property, plant and equipment                                                          (3,449)             (2,713)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities of continuing operations                                         (3,449)             (6,946)
------------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Principal payments on senior notes and other long-term notes                                            (5,500)                 --
Net change in short-term debt                                                                           36,823              26,876
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities of continuing operations                                      31,323              26,876
------------------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                                           (485)                 39
Net cash used for discontinued operations                                                              (10,976)             (3,812)
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary cash investments                                              (1,038)                625
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                                      9,974              10,330
------------------------------------------------------------------------------------------------------------------------------------
End of period                                                                                      $     8,936         $    10,955
------------------------------------------------------------------------------------------------------------------------------------


                    The accompanying notes are an integral part of the consolidated financial statements.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


1    Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Worldwide Associates, Inc. and subsidiaries (the Company) as of December 31, 1999 and the results of operations and cash flows for the three months ended December 31, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report.

     Because of seasonal and other factors, the results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     All amounts, other than share and per share amounts, are stated in thousands.

     Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Note 6.


2    Income Taxes

     The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.


3    Inventories

     Inventories related to continuing operations at the end of the respective periods consist of the following:

     --------------------------------------------------------------------------
                                December 31         October 1        January 1
                                       1999              1999             1999
     --------------------------------------------------------------------------
     Raw materials                 $ 26,542          $ 22,702         $ 22,408
     Work in process                  3,127             3,176            3,169
     Finished goods                  47,652            39,014           45,679
     --------------------------------------------------------------------------
                                     77,321            64,892           71,256
     Less reserves                    4,717             4,911            4,881
     --------------------------------------------------------------------------
                                   $ 72,604          $ 59,981         $ 66,375
     --------------------------------------------------------------------------

4    Earnings Per Share

     The following table sets forth the computation of basic and diluted loss per common share from continuing operations:

     --------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended
     --------------------------------------------------------------------------------------------------------------
                                                                                   December 31           January 1
                                                                                          1999                1999
     --------------------------------------------------------------------------------------------------------------
     Loss from continuing operations for basic and diluted
       earnings per share                                                         $     (1,035)       $     (3,038)
     --------------------------------------------------------------------------------------------------------------
     Weighted average common shares outstanding                                      8,128,158           8,093,906
     Less nonvested restricted stock                                                    20,500               4,158
     --------------------------------------------------------------------------------------------------------------
     Basic and diluted average common shares                                         8,107,658           8,089,748
     --------------------------------------------------------------------------------------------------------------
     Basic loss per common share from continuing operations                             $(0.13)       $      (0.37)
     --------------------------------------------------------------------------------------------------------------
     Diluted loss per common share from continuing operations                           $(0.13)       $      (0.37)
     --------------------------------------------------------------------------------------------------------------


5    Stock Ownership Plans

      A summary of stock option activity related to the Company's plans is as follows:

     ---------------------------------------------------------------------------
                                                             Weighted Average
                                                   Shares      Exercise Price
     ---------------------------------------------------------------------------
     Outstanding at October 1, 1999               778,837              $14.02
        Granted                                   165,500                7.63
        Cancelled                                  23,032               18.11
     ---------------------------------------------------------------------------
     Outstanding at December 31, 1999             921,305              $12.77
     ---------------------------------------------------------------------------

     Options to purchase 733,005 shares of common stock with a weighted average exercise price of $15.72 per share were outstanding at January 1, 1999.


6    Sale of Fishing Business

     In January 2000, the Company entered into an agreement for the sale of its Fishing business. As a result, operations of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $34,500, subject to an adjustment for the level of net assets at closing. The Company recorded a loss of $23,109 related to the sale of the business, taking into account operating results expected to the date of disposal. Since the plan to divest the business was approved prior to the formal issuance of the Company's first quarter financial statements, the loss is required to be recognized in first quarter results. The transaction is expected to close in February 2000.

     Net sales of the Fishing group total $10,994 and $11,856 for the three months ended December 31, 1999 and January 1, 1999, respectively. Interest expense of $36 and $54, respectively, that is directly attributable to the Fishing group is allocated to discontinued operations.

7    Comprehensive Income

     Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

     Comprehensive loss for the respective periods consists of the following:

     ---------------------------------------------------------------------------
                                                           Three Months Ended
     ---------------------------------------------------------------------------
                                               December 31          January 1
                                                      1999               1999
     ---------------------------------------------------------------------------
     Net loss                                   $  (25,085)        $   (3,019)
     Translation adjustment                         (3,678)                33
     ---------------------------------------------------------------------------
     Comprehensive loss                         $  (28,763)        $   (2,986)
     ---------------------------------------------------------------------------


8    Segments of Business

     The Company conducts its worldwide operations through separate global business units, each of which represent major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

     Net sales and operating profit include both sales to customers, as reported in the Company's consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Identifiable assets represent assets that are used in the Company's operations in each business unit at the end of the periods presented.

     A summary of the Company's continuing operations by business unit is presented below:

     ---------------------------------------------------------------------------
                                                           Three Months Ended
     ---------------------------------------------------------------------------
                                               December 31          January 1
                                                      1999               1999
     ---------------------------------------------------------------------------
     Net sales:
       Outdoor Equipment:
         Unaffiliated customers                 $   18,007         $   15,000
         Interunit transfers                             3                 10
       Diving:
         Unaffiliated customers                     16,033             17,645
         Interunit transfers                            --                  3
       Motors:
         Unaffiliated customers                     11,361              9,025
         Interunit transfers                           370                339
       Watercraft:
         Unaffiliated customers                     10,076              5,782
         Interunit transfers                            16                 12
       Other                                           724                692
       Eliminations                                   (389)              (364)
     ---------------------------------------------------------------------------
                                                $   56,201         $   48,144
     ---------------------------------------------------------------------------
     Operating profit (loss):
       Outdoor Equipment:                       $      660         $     (946)
       Diving                                        1,639               (568)
       Motors                                         (801)              (942)
       Watercraft                                      273                150
       Other                                        (1,632)              (815)
     ---------------------------------------------------------------------------
                                                $      139         $   (3,121)
     ---------------------------------------------------------------------------
     Identifiable assets:
       Outdoor Equipment:                       $   45,943         $   44,555
       Diving                                       89,018            105,330
       Motors                                       32,092             27,356
       Watercraft                                   63,128             40,114
       Discontinued operations, net                 38,356             61,444
       Other                                        29,108             29,505
     ---------------------------------------------------------------------------
                                                $  297,645         $  308,304
     ---------------------------------------------------------------------------

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months ended December 31, 1999 and January 1, 1999. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1999 Annual Report.


Forward Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, actions of companies that compete with the Company, the Company's success in managing inventory, movements in foreign currencies or interest rates, and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Continuing Operations

Net sales for the three months ended December 31, 1999 totaled $56.2 million, an increase of 16.7%, or $8.1 million, over the three months ended January 1, 1999. Sales of all businesses except the Diving business exhibited strong sales growth. Acquisitions consumated after December 1998 accounted for $2.6 million of the growth in sales in the current year. The Diving business, which did not experience an increase in sales, was adversely impacted primarily by weakness in foreign currency movements.

Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were lower for the three months ended December 31, 1999 as compared to the corresponding period of the prior year. Excluding the impact of foreign currencies, net sales increased 21.7 % for the three months ended December 31, 1999.

Gross profit as a percentage of sales increased to 39.0% for the three months ended December 31, 1999 compared to 37.0 % in the corresponding period in the prior year. Strong sales growth, an improved mix of products sold and improved factory utilization all contributed to the increase.

The Company recorded an operating profit of $0.1 million for the three months ended December 31, 1999, compared to an operating loss of $3.1 million for the corresponding period of the prior year. Operating expense growth of 8.7% was substantially less than the growth rate of sales, which contributed to the improved operating results. Decreased strategic charges related to integration of acquired businesses in the prior year also contributed to the improvement.

Interest expense totaled $2.3 million for the three months ended December 31, 1999 compared to $2.2 million for the corresponding period of the prior year. Increased debt levels due to acquisitions

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


consummated  in  1999  and  an  unfavorable   interest  rate   environment  were
substantially offset by improved management of working capital.

The Company incurred a loss from continuing operations of $1.0 million in the three months ended December 31, 1999 compared to a loss of $3.0 million in the corresponding period of the prior year. On a per share basis, the loss totaled $0.13 compared to $0.37 in the prior year.


Discontinued Operations

In January 2000, the Company entered into an agreement for the sale of its Fishing business. As a result, operations of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $34.5 million, subject to an adjustment for the level of net assets at closing. The Company recorded a loss of $23.1 million related to the sale of the business, taking into account operating results expected to the date of disposal. Since the plan to divest the business was approved prior to the formal issuance of the Company's first quarter financial statements, the loss is required to be recognized in first quarter results. The transaction is expected to close in February 2000.

Net sales of the Fishing group total $11.0 million and $11.9 million for the three months ended December 31, 1999 and January 1, 1999, respectively. Interest expense of $36 thousand and $54 thousand, respectively, that is directly attributable to the Fishing group is allocated to discontinued operations.


Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.

                                   Operations

Cash flows used for operations totaled $17.5 million for the three months ended December 31, 1999 and $15.5 million for the corresponding period of the prior year. Growth in inventories of $14.1 million for the three months ended December 31, 1999 and $3.1 million for the corresponding period of the prior year account for a significant amount of the net usage of funds. The build up of inventory in anticipation of the selling season contributed to the increase in both years. Inventory turns increased for the period ended December 31, 1999 compared to the corresponding period of the prior year.

Accounts receivable increased $0.5 million for the three months ended December 31, 1999 and $2.1 million for the corresponding period of the prior year.

Accounts payable and accrued liabilities decreased $2.8 million for the three months ended December 31, 1999 and $9.2 million for the corresponding period of the prior year, increasing the net outflow of cash from operations. These outflows include seasonal payments for interest expense, incentive compensation and retirement programs.

Depreciation and amortization charges were $3.1 million for the three months ended December 31, 1999 and $2.8 million for the corresponding period of the prior year. The increase was due primarily to increased depreciation and amortization of assets from businesses acquired in 1999.

Deferred income taxes increased $2.8 million for the three months ended December 31, 1999 due primarily to losses incurred from the sale of the Fishing business.

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                              Investing Activities

Expenditures for property, plant and equipment were $3.4 million for the three months ended December 31, 1999 and $2.7 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 2000, capitalized expenditures are anticipated to total approximately $12 million. These expenditures are expected to be funded by working capital or existing credit facilities. The Company completed the acquisition of one business in the prior year, which increased tangible and intangible assets by $4.2 million, net of cash and liabilities assumed.

                              Financing Activities

Cash flows from financing activities totaled $31.3 million for the three months ended December 31, 1999 and $26.9 million for the corresponding period of the prior year. The closing of the sale of the Fishing business will result in a substantal reduction of short-term debt and a $16 million reduction of long-term debt.


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

                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rate market risk sensitive instruments outstanding at December 31, 1999:

--------------------------------------------------------------------------------
                                                             Estimated Impact on
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                          Earnings Before Income
(millions)                                Fair Value                       Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments               $2.7                        $0.4
Interest rate instruments                        2.7                         0.7
--------------------------------------------------------------------------------


Other Factors

The Company has not been significantly impacted by inflationary pressures over the last several years. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices and margins of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

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

The Company did not experience any significant malfunctions or errors in its information or non-information technology systems when the date changed from 1999 to 2000, and the Company has not experienced any significant problems with its suppliers or customers as a result of the date change.

Based on operations since December 31, 1999, the Company does not expect any significant impact on its business as a result of the year 2000 issue. Because it is possible that the full impact of the date change has not been fully recognized, the Company will continue to monitor the year 2000 situation through additional key dates, such as February 29, 2000. The Company believes, however, that any potential problems are likely to be minor and correctable.


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

                       JOHNSON WORLDWIDE ASSOCIATES, INC.


                            PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)  The following documents are filed as part of this Form 10-Q

     Exhibit 27:      Financial Data Schedule

(b) There were no reports on Form 8-K filed for the three months ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              JOHNSON WORLDWIDE ASSOCIATES, INC.



Date: February 14, 2000
                              /s/ Carl G. Schmidt
                              ----------------------------------------------

                              Carl G. Schmidt
                              Senior Vice President and Chief Financial Officer, Secretary and Treasurer
                              (Principal Financial and Accounting Officer)

                       JOHNSON WORLDWIDE ASSOCIATES, INC.
                                  EXHIBIT INDEX



                                                                       Page
     Exhibit        Description                                       Number
     -------        -----------                                       ------

      27            Financial Data Schedule                              -