Form 10-Q
period 2000-03-31
JOHNSON OUTDOORS INC
filed 2000-05-15
CIK 788329

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


                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-16255

                              JOHNSON OUTDOORS INC.
             (Exact name of Registrant as specified in its charter)


           Wisconsin                                     39-1536083
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                  1326 Willow Road, Sturtevant, Wisconsin 53177
                  ---------------------------------------------
                    (Address of principal executive offices)


                                 (262) 884-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                       Johnson Worldwide Associates, Inc.
                   -------------------------------------------
                   (Former name, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]     No [ ]

As of April 14, 2000, 6,924,630 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding.


================================================================================

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)


                                                                            Page
                      Index                                                  No.
----------------------------------------------------------------------     -----

PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated  Statements  of  Operations - Three
                 months and six months  ended  March 31, 2000 and
                 April 2, 1999                                                 1

                 Consolidated Balance Sheets - March 31, 2000, October
                 1, 1999 and April 2, 1999                                     2

                 Consolidated Statements of Cash Flows - Six months
                 ended March 31, 2000 and April 2, 1999                        3

                 Notes to Consolidated Financial Statements                    4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk                                                         14

PART II  OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders          14

         Item 6. Exhibits and Reports on Form 8-K                             15

                 Signatures

                                     JOHNSON OUTDOORS INC.
                         (formerly Johnson Worldwide Associates, Inc.)


                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (unaudited)


---------------------------------------------------------------------------------------------------
(thousands, except per share data)                      Three Months Ended       Six Months Ended
---------------------------------------------------------------------------------------------------
                                                        March 31    April 2    March 31    April 2
                                                          2000       1999        2000       1999
---------------------------------------------------------------------------------------------------
Net sales                                               $96,703     $84,644    $152,903    $132,788
Cost of sales                                            57,633      50,015      91,921      80,348
---------------------------------------------------------------------------------------------------
Gross profit                                             39,070      34,629      60,982      52,440
---------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                18,398      16,419      31,532      28,521
    Administrative management, finance and
        information systems                               7,108       5,836      13,172      11,399
    Research and development                              1,819       1,596       3,470       3,179
    Amortization of acquisition costs                       740         712       1,501       1,420
    Profit sharing                                          753         645         864         680
    Strategic charges                                       668       1,133         720       2,074
---------------------------------------------------------------------------------------------------
Total operating expenses                                 29,486      26,341      51,259      47,273
---------------------------------------------------------------------------------------------------
Operating profit                                          9,584       8,288       9,723       5,167
Interest income                                            (144)        (56)       (249)       (149)
Interest expense                                          2,912       2,556       5,185       4,785
Other expense (income), net                                  86          93        (126)         87
---------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                                     6,730       5,695       4,913         444
Income tax expense                                        2,834       2,475       2,052         262
---------------------------------------------------------------------------------------------------
Income from continuing operations                         3,896       3,220       2,861         182
Income (loss) from discontinued operations,
  net of income tax expense (benefit) of $842,
  $(563) and $857, respectively                              --       1,157        (941)      1,176
Loss on disposal of discontinued operations,
  net of income tax expense (benefit) of $961
  and $(2,740), respectively                             (1,309)         --     (24,418)         --
---------------------------------------------------------------------------------------------------
Net income (loss)                                       $ 2,587     $ 4,377    $(22,498)   $  1,358
===================================================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                               $  0.48     $  0.40    $   0.35    $   0.02
    Discontinued operations                               (0.16)       0.14       (3.12)       0.15
---------------------------------------------------------------------------------------------------
Net income (loss)                                       $  0.32     $  0.54    $  (2.77)   $   0.17
===================================================================================================
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                               $  0.48     $  0.40    $   0.35    $   0.02
    Discontinued operations                               (0.16)       0.14       (3.12)       0.15
---------------------------------------------------------------------------------------------------
Net income (loss)                                       $  0.32     $  0.54    $  (2.77)   $   0.17
===================================================================================================

          The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

--------------------------------------------------------------------------------
                                               March 31    October 1    April 2
(thousands, except share data)                   2000        1999        1999
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and temporary cash investments          $  3,189    $  9,974    $  3,269
  Accounts receivable, less allowance
   for doubtful accounts of $3,625,
   $3,236, and $2,629, respectively              78,918      49,302      72,718
  Inventories                                    76,166      59,981      68,201
  Deferred income taxes                           7,796       4,718       4,925
  Other current assets                            5,563       5,644       6,944
  Net assets of discontinued operations          12,444      56,114      66,650
-------------------------------------------------------------------------------
Total current assets                            184,076     185,733     222,707
Property, plant and equipment                    31,170      35,323      31,708
Deferred income taxes                            15,479      11,277      11,229
Intangible assets                                59,811      65,599      59,845
Other assets                                      2,214       1,093       1,601
-------------------------------------------------------------------------------
Total assets                                   $298,750    $299,025    $327,091
================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current
   maturities of long-term debt                $ 99,009    $ 49,327    $ 90,995
  Accounts payable                               22,488      16,034      16,354
  Accrued liabilities:
    Salaries and wages                            5,172       6,912       4,356
    Other                                        19,744      22,126      16,845
-------------------------------------------------------------------------------
Total current liabilities                       146,413      94,399     128,550
Long-term debt, less current maturities          47,826      72,744      73,503
Other liabilities                                 4,761       4,704       4,330
-------------------------------------------------------------------------------
Total liabilities                               199,000     171,847     206,383
-------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock: none issued                       --          --          --
  Common stock:
  Class A shares issued:
     March 31, 2000, 6,924,630;
     October 1, 1999, 6,910,577;
     April 2, 1999, 6,910,577                       346         345         345
  Class B shares issued
   (convertible into Class A):
     March 31, 2000, 1,222,729;
     October 1, 1999, 1,222,861;
     April 2, 1999, 1,222,861                        61          61          61
  Capital in excess of par value                 44,291      44,205      44,157
  Retained earnings                              69,282      91,832      86,305
  Contingent compensation                          (115)       (134)        (63)
  Other comprehensive income -
   cumulative foreign currency
   translation adjustment                       (14,115)     (9,049)     (9,811)
  Treasury stock: Class A shares, at cost:
     October 1, 1999, 5,280;
     April 2, 1999, 18,310                           --         (82)       (285)
-------------------------------------------------------------------------------
Total shareholders' equity                       99,750     127,178     120,709
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity     $298,750    $299,025    $327,091
================================================================================

          The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


-------------------------------------------------------------------------------
(thousands)                                                 Six Months Ended
-------------------------------------------------------------------------------
                                                        March 31        April 2
                                                          2000           1999
-------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net income (loss)                                       $(22,498)      $  1,358
Less income (loss) from discontinued operations          (25,359)         1,176
-------------------------------------------------------------------------------
Income from continuing operations                          2,861            182
Adjustments to reconcile income from continuing
 operations to net cash used for operating
 activities of continuing operations :
    Depreciation and amortization                          6,504          6,220
    Deferred income taxes                                 (2,836)           251
Change in assets and liabilities, net of effect
 of businesses acquired or sold:
    Accounts receivable                                  (31,625)       (26,556)
    Inventories                                          (19,033)        (7,745)
    Accounts payable and accrued liabilities               3,248           (676)
    Other, net                                             2,654           (933)
--------------------------------------------------------------------------------
Net cash used for operating activities
 of continuing operations                                (38,227)       (29,257)
--------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of business, net of cash               33,126             --
Net assets of businesses acquired, net of cash              (706)        (5,574)
Net additions to property, plant and equipment            (7,308)        (5,094)
--------------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities of continuing operations                      25,112        (10,668)
-------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Principal payments on senior notes and
 other long-term debt                                    (20,729)            --
Net change in short-term debt                             46,734         41,517
Common stock transactions                                     98             94
-------------------------------------------------------------------------------
Net cash provided by financing activities
 of continuing operations                                 26,103         41,611
-------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash             (774)          (373)
Net cash used for discontinued operations                (18,999)        (8,375)
-------------------------------------------------------------------------------
Decrease in cash and temporary cash investments           (6,785)        (7,062)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                        9,974         10,331
-------------------------------------------------------------------------------
End of period                                           $  3,189       $  3,269
================================================================================

          The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


 1   Name Change

     In February 2000, the shareholders approved a change in the name of the Company to Johnson Outdoors Inc. The change is intended to better represent the nature of the Company's business.


 2   Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of March 31, 2000 and the results of operations and cash flows for the three months and six months ended March 31, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report.

     Because of seasonal and other factors, the results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     All monetary amounts, other than share and per share amounts, are stated in thousands.

     Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Note 7.

 3   Income Taxes

     The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

 4   Inventories

     Inventories related to continuing operations at the end of the respective periods consist of the following:

      ---------------------------------------------------------------------
                             March 31          October 1           April 2
                               2000              1999               1999
      ---------------------------------------------------------------------
      Raw materials          $ 27,716          $ 22,702           $ 23,601
      Work in process           2,428             3,176              3,136
      Finished goods           50,502            39,014             46,524
      ---------------------------------------------------------------------
                               80,646            64,892             73,261
      Less reserves            (4,480)           (4,911)            (5,060)
      ---------------------------------------------------------------------
                             $ 76,166          $ 59,981           $ 68,201
      ---------------------------------------------------------------------

 5   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings from continuing operations per common share:

--------------------------------------------------------------------------------
                                  Three Months Ended        Six Months Ended
--------------------------------------------------------------------------------
                                March 31      April 2     March 31     April 2
                                  2000         1999         2000        1999
--------------------------------------------------------------------------------
Income from continuing
 operations for basic and
 diluted earnings per share    $    3,896   $    3,220   $    2,861   $      182
================================================================================
Weighted average common
 shares outstanding             8,134,478    8,100,600    8,131,318    8,097,253
Less nonvested restricted
 stock                             19,429        3,818       19,965        3,988
--------------------------------------------------------------------------------
Basic average common shares     8,115,049    8,096,782    8,111,354    8,093,265
Dilutive stock options and
 restricted stock                   7,187        2,207       10,826        1,914
--------------------------------------------------------------------------------
Diluted average common
 shares                         8,122,236    8,098,989    8,122,180    8,095,179
================================================================================
Basic earnings per common
 share                         $     0.48   $     0.40   $     0.35   $     0.02
================================================================================
Diluted earnings per common
 share                         $     0.48   $     0.40   $     0.35   $     0.02
================================================================================


 6   Stock Ownership Plans

     A summary of stock option activity related to the Company's plans is as follows:

     -------------------------------------------------------------------------
                                                              Weighted Average
                                                Shares         Exercise Price
     -------------------------------------------------------------------------
     Outstanding at October 1, 1999            778,837            $14.02
     Granted                                   194,500              7.63
     Cancelled                                 (48,942)            16.83
     -------------------------------------------------------------------------
     Outstanding at March 31, 2000             924,395            $12.53
     -------------------------------------------------------------------------

     Options to purchase 798,338 shares of common stock with a weighted average exercise price of $14.70 per share were outstanding at April 2, 1999.


 7   Sale of Fishing Business

     In January 2000, the Company entered into an agreement for the sale of its Fishing business. As a result, operations of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $48,400, including $12,700 of accounts receivable retained by the Company and $2,400 of debt assumed by the buyer. The sale price is subject to final closing adjustments. The Company recorded a loss of $24,418 related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. Since the plan to divest the business was approved prior to the formal issuance of the Company's first quarter financial statements, the loss was recognized in first quarter results to the extent determinable. The transaction closed in March 2000.

     Net sales of the Fishing group totaled $10,994 for the three months ended December 31, 1999, and $19,585 and $31,422 for the three months and six months ended April 2, 1999, respectively. Interest expense of $36, $92 and $146, respectively, that is directly attributable to the Fishing business is allocated to discontinued operations.

 8   Strategic Charges

     In the fiscal second quarter, the Company recorded severance and other exit costs totaling $668, relating primarily to the closure and relocation of a manufacturing facility in the Motors business. The Company expects charges related to this action will total approximately $2,000 in fiscal 2000. Approximately 90 employees are impacted.


 9   Comprehensive Income

     Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

     Comprehensive income (loss) for the respective periods consists of the following:

     --------------------------------------------------------------------------
                                    Three Months Ended       Six Months Ended
     --------------------------------------------------------------------------
                                     March 31   April 2     March 31    April 2
                                       2000      1999         2000       1999
     --------------------------------------------------------------------------
     Net income (loss)               $ 2,587    $ 4,377     $(22,498)   $ 1,358
     Translation adjustment           (1,388)    (5,193)      (5,066)    (5,160)
     --------------------------------------------------------------------------
     Comprehensive income (loss)     $ 1,199    $  (816)    $(27,564)   $(3,802)
     --------------------------------------------------------------------------

10   Segments of Business

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

     A summary of the Company's operations by business unit is presented below:

-----------------------------------------------------------------------------
                                   Three Months Ended      Six Months Ended
--------------------------------------------------------------------------
                                   March 31   April 2    March 31    April 2
                                     2000      1999        2000       1999
-----------------------------------------------------------------------------
Net sales:
  Outdoor equipment:
    Unaffiliated customers         $29,394    $26,136    $ 47,401    $ 41,136
    Interunit transfers                 20         19          22          30
  Diving:
    Unaffiliated customers          20,717     19,914      36,751      37,559
    Interunit transfers                  2          6           2           9
  Motors:
    Unaffiliated customers          24,569     22,402      35,930      31,427
    Interunit transfers                813        645       1,183         984
  Watercraft:
    Unaffiliated customers          21,616     15,873      31,692      21,655
    Interunit transfers                253        168         269         180
  Other                                405        319       1,130       1,011
  Eliminations                      (1,086)      (838)     (1,477)     (1,203)
-----------------------------------------------------------------------------
                                   $96,703    $84,644    $152,903    $132,788
=============================================================================
Operating profit (loss):
   Outdoor equipment               $ 2,957    $ 1,781    $  3,617    $    835
   Diving                            1,924        721       3,403         152
   Motors                            3,036      3,323       2,235       2,380
   Watercraft                        3,748      3,172       4,022       3,322
   Other                            (2,081)      (709)     (3,554)     (1,522)
-----------------------------------------------------------------------------
                                   $ 9,584    $ 8,288    $  9,723    $  5,167
=============================================================================
Identifiable assets
 (end of period):
   Outdoor equipment                                     $ 55,711    $ 53,849
   Diving                                                  89,702      97,573
   Motors                                                  40,524      34,878
   Watercraft                                              76,650      49,886
   Discontinued operations, net                            12,444      66,650
   Other                                                   23,719      24,255
-----------------------------------------------------------------------------
                                                         $298,750    $327,091
=============================================================================

11   Selected Financial Data

     A summary of the  Company's  operating  results  and key  balance  sheet data for each of the years in the four-year period ended October 1, 1999 is presented below. All years have been reclassified to reflect the
     Company's Fishing business as a discontinued operation.

     ----------------------------------------------------------------------------------------------------------
                                                                              Year Ended
     ----------------------------------------------------------------------------------------------------------
                                                       October 1      October 2      October 3     September 27
                                                         1999           1998           1997            1996
     ----------------------------------------------------------------------------------------------------------
     OPERATING RESULTS (1)
     Net sales                                        $  305,094     $  270,017     $  239,322      $  274,637
     Gross profit                                        120,670        106,801         91,118         102,041
     Operating expenses (2)                              101,157         88,445         77,237          91,138
     ----------------------------------------------------------------------------------------------------------
     Operating profit                                     19,513         18,356         13,881          10,903
     Interest expense                                      9,565          9,631          8,413           9,563
     Other income, net                                       (71)          (539)          (624)           (498)
     ----------------------------------------------------------------------------------------------------------
     Income from continuing operations before
         income taxes                                     10,019          9,264          6,092           1,838
     Income tax expense                                    4,158          3,885          2,721           2,740
     ----------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations              5,861          5,379          3,371            (902)
     Income (loss) from discontinued operations
                                                           1,161           (167)        (1,315)        (10,453)
     ----------------------------------------------------------------------------------------------------------
     Net income (loss)                                $    7,022     $    5,212     $    2,056      $  (11,355)
     ----------------------------------------------------------------------------------------------------------
     Basic earnings (loss) per common share:
         Continuing operations                        $     0.72     $    0.66      $     0.42      $    (0.11)
         Discontinued operations                            0.14         (0.02)          (0.17)          (1.29)
     ----------------------------------------------------------------------------------------------------------
     Net income (loss)                                $     0.87     $    0.64      $     0.25      $    (1.40)
     ----------------------------------------------------------------------------------------------------------
     Diluted earnings (loss) per common share:
         Continuing operations                        $     0.72     $    0.66      $     0.42      $    (0.11)
         Discontinued operations                            0.14         (0.02)          (0.17)          (1.29)
     ----------------------------------------------------------------------------------------------------------
     Net income (loss)                                $     0.87     $    0.64      $     0.25      $    (1.40)
     ----------------------------------------------------------------------------------------------------------
     Average common shares outstanding:
         Basic                                         8,096,575      8,094,906      8,102,100       8,101,564
         Diluted                                       8,108,228      8,113,830      8,115,318       8,101,564
     ----------------------------------------------------------------------------------------------------------
     BALANCE SHEET DATA
     Current assets (3)                               $  185,733     $  188,224     $  183,341      $  221,798
     Total assets                                        299,025        292,380        272,605         272,119
     Current liabilities (4)                              45,072         39,448         36,772          41,773
     Long-term debt, less current maturities              72,744         81,508         87,926          60,194
     Total debt                                          122,071        124,001        113,676          99,485
     Shareholders' equity                                127,178        124,386        117,731         126,424
     ----------------------------------------------------------------------------------------------------------

     (1)  The year ended October 3, 1997 includes 53 weeks. All other years include 52 weeks.

     (2)  Includes  strategic  charges  of  $2,773,  $1,388,  $335 and  $4,487  in 1999,  1998,  1997 and 1996,
          respectively.

     (3)  Includes net assets of  discontinued  operations  of $56,114,  $58,462,  $65,285 and $84,851 in 1999,
          1998, 1997 and 1996, respectively.

     (4)  Excludes short-term debt and current maturities of long-term debt.

12   Quarterly Financial Summary

     The following summarizes quarterly operating results for the year ended October 1, 1999. All periods have been reclassified to reflect the Company's Fishing business as a discontinued operation.

     -------------------------------------------------------------------------
                                       First     Second     Third     Fourth
                                      Quarter    Quarter   Quarter    Quarter
     -------------------------------------------------------------------------
     Net sales                        $48,144    $84,644   $101,134   $71,172
     Gross profit                      17,811     34,629     42,107    26,123
     Operating expenses (1)            20,932     26,341     28,418    25,466
     Operating profit (loss)           (3,121)     8,288     13,690       656
     -------------------------------------------------------------------------
     Income (loss) from
       continuing operations           (3,038)     3,220      6,359      (680)
     Income (loss) from
       discontinued operations             19      1,157        725      (740)
     -------------------------------------------------------------------------
     Net income (loss)                $(3,019)   $ 4,377   $  7,084   $(1,420)
     =========================================================================
     Basic earnings (loss) per
       common share:
         Continuing operations        $ (0.37)   $  0.40   $   0.79   $ (0.09)
         Discontinued operations           --       0.14       0.09     (0.09)
     -------------------------------------------------------------------------
     Net income (loss)                $ (0.37)   $  0.54   $   0.88   $ (0.18)
     =========================================================================
     Diluted earnings (loss) per
       common share:
         Continuing operations        $ (0.37)   $  0.40   $   0.78   $ (0.09)
         Discontinued operations           --       0.14       0.09     (0.09)
     -------------------------------------------------------------------------
     Net income (loss)                $ (0.37)   $  0.54   $   0.87   $ (0.18)
     =========================================================================

     (1)  Includes strategic charges of $942, $1133, $49 and $649, respectively.

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and six months ended March 31, 2000 and April 2, 1999. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1999 Annual Report.


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


Results of Continuing Operations

Net sales for the three months ended March 31, 2000 totaled $96.7 million, an increase of 14%, or $12.1 million, compared to $84.6 million in the three months ended April 2, 1999. Net sales for the six months ended March 31, 2000 totaled $152.9 million, an increase of 15%, or $20.1 million, over the six months ended April 2, 1999. Sales of all businesses except Diving exhibited strong growth, led by the Watercraft business. The Company also continues to experience strong sales growth excluding recently acquired businesses, totaling 12% for both the three month and six month periods of the current year. Acquisitions consummated in 1999 accounted for $1.6 million and $4 million of the growth in sales, for the three months and six months ended March 31, 2000, respectively.

The Diving business was adversely impacted primarily by weakness in foreign currency movements, resulting in a modest increase in sales for the three months ended March 31, 2000, and a similarly modest decline year to date. Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were lower for the three months and six months ended March 31, 2000 as compared to the corresponding periods of the prior year. Excluding the impact of foreign currencies, net sales increased 17% and 19% for the three months and six months ended March 31, 2000, respectively.

Gross profit as a percentage of sales was 40.4% for the three months ended March 31, 2000 compared to 40.9% in the corresponding period in the prior year. An unfavorable mix in products sold and a planned decrease in Diving factory production contributed to the decline. Gross profit for the six months ended

March 31, 2000 increased to 39.9% from 39.5% in the prior year. Strong sales growth, a better mix of products sold, and improved factory efficiency contributed to the year to date increase.

The Company recognized an operating profit of $9.6 million for the three months ended March 31, 2000, compared to an operating profit of $8.3 million for the corresponding period of the prior year. For the six months ended March 31, 2000, operating profit increased to $9.7 million, or 6.4% of sales, a 250 basis point improvement, from $5.2 million in the prior year. Year to date operating expense growth of 12%, excluding strategic charges, was less than the growth rate of sales, which contributed to the improved operating results, as did sales growth. Decreased strategic charges related to closure and relocation of a manufacturing facility in the current year and integration of acquired businesses in the prior year, also contributed to the improvement in profitability for the three month and six month periods.

Interest expense totaled $5.2 million for the six months ended March 31, 2000 compared to $4.8 million for the corresponding period of the prior year. Increased debt levels due to acquisitions consummated in 1999, an unfavorable interest rate environment and higher working capital all contributed to the increase.

The Company recognized income from continuing operations of $3.9 million in the three months ended March 31, 2000 compared to $3.2 million in the corresponding period of the prior year. Diluted earnings per common share totaled $0.48 for the three months ended March 31, 2000 compared to $0.40 in the prior year. The Company recognized income from continuing operations of $2.9 million in the six months ended March 31, 2000 compared to $0.2 million in the corresponding period of the prior year. Year to date diluted earnings per common share increased to $0.35 from $0.02 in the prior year.


Discontinued Operations

In January 2000, the Company entered into an agreement for the sale of its Fishing business. As a result, operations of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $48.4 million, including $12.7 million of accounts receivable retained by the Company and $2.4 million of debt assumed by the buyer. The sale price is subject to final closing adjustments. The Company recorded a loss of $24.4 million related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. Since the plan to divest the business was approved prior to the formal issuance of the Company's first quarter financial statements, the loss was recognized in first quarter results to the extent determinable. The transaction closed in March 2000.

Net sales of the Fishing group totaled $11 million for the three months ended December 31, 1999, and $19.6 million and $31.4 million for the three months and six months ended April 2, 1999. Interest expense of $36 thousand and $92 thousand and $146 thousand, respectively, that is directly attributable to the Fishing business is allocated to discontinued operations.


Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.

                                   Operations

Cash flows used for operations totaled $38.2 million for the six months ended March 31, 2000 and $29.3 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $31.6 million for the six months ended March 31, 2000 and $26.6 million for the corresponding period of the prior year due to strong sales growth. Days of sales outstanding are improved over the prior year. Seasonal growth in inventories of $19 million for the six months ended March 31, 2000 and $7.7 million for the corresponding period of the prior year also accounted for a significant portion of the net usage of funds. Inventory turns increased for the six month period ended March 31, 2000 compared to the corresponding period of the prior year. The Company has increased production of Watercraft and Motors products over the prior year level in order to meet seasonal demand.

Depreciation and amortization charges were $6.5 million for the six months ended March 31, 2000 and $6.2 million for the corresponding period of the prior year. The increase was due primarily to increased amortization of intangible assets from businesses acquired in 1999 and 1998.

Accounts payable and accrued liabilities increased $3.2 million for the six months ended March 31, 2000, decreasing the net outflow of cash from operations, and decreased $0.7 million for the corresponding period of the prior year.

Deferred income taxes increased $2.8 million for the six months ended March 31, 2000 due primarily to losses incurred from the sale of the Fishing business.


                              Investing Activities

Expenditures for property, plant and equipment were $7.3 million for the six months ended March 31, 2000 and $5.1 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. The increase in capital expenditures in the current year is due primarily to investments to increase manufacturing capacity in the Company's Watercraft business. In 2000, capitalized expenditures are anticipated to total approximately $13 million. These expenditures are expected to be funded by working capital or existing credit facilities. The Company completed the acquisition of one business in the corresponding period of the prior year, which increased tangible and intangible assets by $5.6 million, net of cash and liabilities assumed.


                              Financing Activities

Cash flows from financing activities totaled $26.1 million for the six months ended March 31, 2000 and $41.6 million for the corresponding period of the prior year. The closing of the sale of the Fishing business resulted in a $14 million reduction of short-term debt and a $15.2 million reduction of long-term debt. The buyer assumed an additional $2.4 million of debt. Additional debt reduction will occur upon liquidation of retained accounts receivable, less transaction expenses and retained liabilities.


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


                                   Commodities

Certain components used in the Company's products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals, resins and packaging materials.


                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rate market risk sensitive instruments outstanding at March 31, 2000:

--------------------------------------------------------------------------------
(millions)                                          Estimated Impact on
--------------------------------------------------------------------------------
                                                               Earnings Before
                                             Fair Value         Income Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments               $2.0                $0.3
Interest rate instruments                        1.7                 0.5
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


                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting on February 17, 2000, the shareholders voted to elect the following  individuals as
Directors for terms that expire at the next annual meeting and on three management proposals

--------------------------------------------------------------------------------------------------------------------
                                                   Votes       Votes Cast     Votes                       Broker
                                                  Cast For      Against      Withheld    Abstentions    Non-Votes
--------------------------------------------------------------------------------------------------------------------

Class A Directors:
Glenn N. Rupp                                     6,092,285           0      150,738            0              0
Terry E. London                                   6,091,790           0      151,233            0              0

Class B Directors:
Samuel C. Johnson                                 1,217,855           0            0            0              0
Helen P. Johnson-Leipold                          1,217,855           0            0            0              0
Thomas F. Pyle, Jr.                               1,217,855           0            0            0              0
Gregory E. Lawton                                 1,217,855           0            0            0              0

Proposal regarding the amendment to the
 Company's Articles of Incorporation to
 change the name of the Company from
 Johnson Worldwide Associates, Inc. to
 Johnson Outdoors Inc.                           18,409,631      10,412            0        1,530              0

Proposal regarding the approval of the
 Johnson Outdoors Inc. 2000 Long-Term
 Stock Incentive Plan                            17,700,688      48,413            0        4,072        668,400

Proposal regarding the amendment to the
 1987 Employees' Stock Purchase Plan to
 exclude participation by certain highly
 compensated employees                           18,383,629      29,175            0        8,769              0


Votes cast for or against and abstentions with respect to the Proposals  reflect that holders of Class B shares are entitled to 10 votes per share for matters other than the election of Directors.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    The following documents are filed as part of this Form 10-Q

         Exhibit 3.1(a) Articles of Incorporation of the Company as amended through February 17, 2000

         Exhibit 3.1(b) Amendment to Articles of Incorporation of the Company dated as of February 17, 2000

         Exhibit 3.2(a)  Bylaws of the Company as amended through March 22, 2000

         Exhibit 3.2(b) Amendment to Bylaws of the Company dated as of March 22, 2000

         Exhibit 4.8 Amendment No. 2 dated September 30, 1999 to the Amended and Restated Credit Agreement dated as of April 3, 1998

         Exhibit 4.9     Fourth  Amendment  dated  January  10,   2000  to  Note
                         Agreement dated October 1, 1995

         Exhibit 4.10    First  Amendment   dated   January  10,  2000  to  Note
                         Agreement dated September 15, 1997

         Exhibit 10.16   Johnson  Outdoors Inc. 2000  Long-Term  Stock Incentive
                         Plan

         Exhibit 27 Financial Data Schedule for the six months ended March 31, 2000

         Exhibit 27.1 Restated Financial Data Schedule for the year ended October 1, 1999

         Exhibit 27.2 Restated Financial Data Schedule for the nine months ended July 2, 1999

         Exhibit 27.3 Restated Financial Data Schedule for the six months ended April 2, 1999

         Exhibit 27.4 Restated Financial Data Schedule for the three months ended January 1, 1999

         Exhibit 27.5 Restated Financial Data Schedule for the year ended October 2, 1998

         Exhibit 27.6 Restated Financial Data Schedule for the year ended October 3, 1997

  (b) There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JOHNSON OUTDOORS INC.
Date: May 15, 2000
                                    /s/ Carl G. Schmidt
                                    --------------------------------------------

                                    Carl G. Schmidt
                                    Senior Vice President and Chief Financial
                                      Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)

                                  EXHIBIT INDEX



                                                                           Page
Exhibit     Description                                                   Number
--------------------------------------------------------------------------------

 3.1(a)     Articles of Incorporation of the Company as amended
             through February 17, 2000

 3.1(b)     Amendment to Articles of Incorporation of the Company
             dated as of February 17, 2000                                   -

 3.2(a)     Bylaws of the Company as amended through March 22, 2000          -

 3.2(b)     Amendment to Bylaws of the Company dated as of March 22, 2000    -

 4.8        Amendment No. 2 dated September 30, 1999 to the Amended
             and Restated Credit Agreement dated as of April 3, 1998         -

 4.9        Fourth Amendment dated January 10, 2000 to Note Agreement
             dated October 1, 1995                                           -

 4.10       First Amendment dated January 10, 2000 to Note Agreement
             dated September 15, 1997                                        -

10.16       Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan        -

27          Financial Data Schedule for the six months ended
             March 31, 2000                                                  -

27.1        Restated Financial Data Schedule for the year ended
             October 1, 1999                                                 -

27.2        Restated Financial Data Schedule for the nine months
             ended July 2, 1999                                              -

27.3        Restated Financial Data Schedule for the six months
             ended April 2, 1999                                             -

27.4        Restated Financial Data Schedule for the three months
             ended January 1, 1999                                           -

27.5        Restated Financial Data Schedule for the year ended
             October 2, 1998                                                 -

27.6        Restated Financial Data Schedule for the year ended
             October 3, 1997                                                 -