Form 10-Q
period 2000-06-30
JOHNSON OUTDOORS INC
filed 2000-08-14
CIK 788329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 17, 2000, 6,924,630 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding.


================================================================================

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)


                         Index                                      Page No.
-----------------------------------------------------           ----------------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations
                  - Three months and nine months ended
                  June 30, 2000 and July 2, 1999                               1

                  Consolidated Balance Sheets - June 30,
                  2000, October 1, 1999 and July 2, 1999                       2

                  Consolidated Statements of Cash Flows
                  - Nine months ended June 30, 2000 and
                  July 2, 1999                                                 3

                  Notes to Consolidated Financial Statements                   4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               10

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           14

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            14

                  Signatures

                                           JOHNSON OUTDOORS INC.
                               (formerly Johnson Worldwide Associates, Inc.)


                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (unaudited)


----------------------------------------------------------------------------------------------------------
(thousands, except per share data)                         Three Months Ended          Nine Months Ended
----------------------------------------------------------------------------------------------------------
                                                          June 30       July 2       June 30       July 2
                                                            2000         1999          2000         1999
----------------------------------------------------------------------------------------------------------
Net sales                                                $114,003      $101,134     $266,906      $233,922
Cost of sales                                              68,666        59,027      160,587       139,374
----------------------------------------------------------------------------------------------------------
Gross profit                                               45,337        42,107      106,319        94,548
----------------------------------------------------------------------------------------------------------
Operating expenses:
  Marketing and selling                                    19,025        17,232       50,558        45,752
  Administrative management, finance and
    information systems                                     7,324         7,465       20,497        18,864
  Research and development                                  2,273         1,673        5,744         4,852
  Amortization of acquisition costs                           723           727        2,224         2,147
  Profit sharing                                            1,465         1,271        2,325         1,953
  Strategic charges                                           615            49        1,336         2,123
----------------------------------------------------------------------------------------------------------
Total operating expenses                                   31,425        28,417       82,684        75,691
----------------------------------------------------------------------------------------------------------
Operating profit                                           13,912        13,690       23,635        18,857
Interest income                                              (101)          (53)        (350)         (202)
Interest expense                                            2,423         2,577        7,608         7,362
Other expense, net                                            289            96          164           183
----------------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                                      11,301        11,070       16,213        11,514
Income tax expense                                          5,343         4,711        7,395         4,973
----------------------------------------------------------------------------------------------------------
Income from continuing operations                           5,958         6,359        8,818         6,541
Income (loss) from discontinued operations, net of
  income tax expense (benefit) of $483,
  $(563) and $1,340, respectively                              --           725         (941)        1,900
Loss on disposal of discontinued operations, net of
  income tax benefit of $(1,840)                               --            --      (24,418)           --
----------------------------------------------------------------------------------------------------------
Net income (loss)                                        $  5,958      $  7,084     $(16,541)     $  8,441
==========================================================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations                                  $   0.73      $   0.79     $   1.09      $   0.81
  Discontinued operations                                      --          0.09        (3.12)         0.23
----------------------------------------------------------------------------------------------------------
Net income (loss)                                        $   0.73      $   0.88     $  (2.03)     $   1.04
==========================================================================================================
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations                                  $   0.73      $   0.78     $   1.08      $   0.81
  Discontinued operations                                      --          0.09        (3.12)         0.23
----------------------------------------------------------------------------------------------------------
Net income (loss)                                        $   0.73      $   0.87     $  (2.04)     $   1.04
==========================================================================================================

     The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

------------------------------------------------------------------------------
                                               June 30    October 1    July 2
(thousands, except share data)                  2000        1999        1999
------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and temporary cash investments         $  6,806    $  9,974    $  8,609
  Accounts receivable, less allowance
    for doubtful accounts of $3,727,
    $3,236 and $2,885, respectively             78,144      49,302      68,929
  Inventories                                   71,537      59,981      60,626
  Deferred income taxes                          7,804       4,718       4,864
  Other current assets                           3,252       5,644       6,261
  Net assets of discontinued operations          1,038      56,114      60,205
------------------------------------------------------------------------------
Total current assets                           168,581     185,733     209,494
Property, plant and equipment                   37,940      35,323      32,474
Deferred income taxes                           15,492      11,277      11,127
Intangible assets                               60,450      65,599      60,140
Other assets                                     1,381       1,093       1,950
------------------------------------------------------------------------------
Total assets                                  $283,844    $299,025    $315,185
==============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current
    maturities of long-term debt              $ 76,382    $ 49,327    $ 73,078
  Accounts payable                              18,286      16,034      14,468
  Accrued liabilities:
    Salaries and wages                           6,821       6,912       5,655
    Other                                       23,412      22,126      21,625
------------------------------------------------------------------------------
Total current liabilities                      124,901      94,399     114,826
Long-term debt, less current maturities         48,013      72,744      71,563
Other liabilities                                4,871       4,704       4,656
------------------------------------------------------------------------------
Total liabilities                              177,785     171,847     191,045
------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock: none issued                      --          --          --
  Common stock:
  Class A shares issued:
    June 30, 2000, 6,924,630;
    October 1, 1999, 6,910,577;
    July 2, 1999, 6,910,577                        346         345         345
  Class B shares issued
   (convertible into Class A):
    June 30, 2000, 1,222,729;
    October 1, 1999, 1,222,861;
    July 2, 1999, 1,222,861                         61          61          61
  Capital in excess of par value                44,291      44,205      44,068
  Retained earnings                             75,240      91,832      93,388
  Contingent compensation                          (96)       (134)       (153)
  Other comprehensive income
    - cumulative  foreign currency
    translation adjustment                     (13,783)     (9,049)    (13,487)
  Treasury stock: Class A shares,
   at cost:
    October 1, 1999, 5,280;
       July 2, 1999, 5,280                          --         (82)        (82)
------------------------------------------------------------------------------
Total shareholders' equity                     106,059     127,178     124,140
------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                        $283,844    $299,025    $315,185
==============================================================================

     The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


--------------------------------------------------------------------------------
(thousands)                                                 Nine Months Ended
--------------------------------------------------------------------------------
                                                          June 30       July 2
                                                           2000          1999
-------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net income (loss)                                        $(16,541)     $  8,441
Less income (loss) from discontinued operations           (25,359)        1,900
-------------------------------------------------------------------------------
Income from continuing operations                           8,818         6,541
Adjustments to reconcile income from
 continuing operations to net cash used
 for operating activities of continuing
 operations :
  Depreciation and amortization                             9,241         9,262
  Deferred income taxes                                    (2,631)          580
Change in assets and liabilities, net of
 effect of businesses acquired or sold:
  Accounts receivable                                     (30,875)      (22,954)
  Inventories                                             (14,377)         (958)
  Accounts payable and accrued liabilities                  5,373         3,180
  Other, net                                                4,047           765
-------------------------------------------------------------------------------
Net cash used for operating activities
 of continuing operations                                 (20,404)       (3,584)
-------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of business, net of cash                33,126            --
Net assets of businesses acquired, net of cash               (835)      (10,210)
Net additions to property, plant and equipment             (9,895)       (7,457)
-------------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities of continuing operations                       22,396       (17,667)
-------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Principal payments on senior notes
 and other long-term debt                                 (21,500)           --
Net change in short-term debt                              25,048        22,127
Common stock transactions                                      98            91
-------------------------------------------------------------------------------
Net cash provided by financing activities
 of continuing operations                                   3,646        22,218
-------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash              (805)         (790)
Net cash used for discontinued operations                  (8,001)       (1,898)
-------------------------------------------------------------------------------
Decrease in cash and temporary cash investments            (3,168)       (1,721)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                         9,974        10,330
-------------------------------------------------------------------------------
End of period                                            $  6,806      $  8,609
===============================================================================

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


2    Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of June 30, 2000 and the results of operations and cash flows for the three months and nine months ended June 30, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report.

     Because of seasonal and other factors, the results of operations for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


4    Inventories

     Inventories related to continuing operations at the end of the respective periods consist of the following:

     --------------------------------------------------------------------------
                                          June 30       October 1       July 2
                                           2000           1999           1999
     --------------------------------------------------------------------------
     Raw materials                       $ 27,659       $ 22,702       $ 21,427
     Work in process                        2,865          3,176          2,713
     Finished goods                        45,749         39,014         41,305
     --------------------------------------------------------------------------
                                           76,273         64,892         65,445
     Less reserves                         (4,736)        (4,911)        (4,819)
     --------------------------------------------------------------------------
                                         $ 71,537       $ 59,981       $ 60,626
     ==========================================================================

5    Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings from continuing operations per common share:

     --------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended             Nine Months Ended
     --------------------------------------------------------------------------------------------------------------
                                                         June 30        July 2        June 30         July 2
                                                           2000          1999           2000           1999
     --------------------------------------------------------------------------------------------------------------
     Income from continuing operations for basic
      and diluted earnings per share                   $    5,958     $    6,359     $    8,818     $    6,541
     ==============================================================================================================
     Weighted average common shares outstanding
                                                        8,147,359      8,112,455      8,136,665      8,102,320
     Less nonvested restricted stock                      (14,632)       (20,203)       (18,187)        (9,366)
     -----------------------------------------------------------------------------------------------------------
     Basic average common shares                        8,132,727      8,092,252      8,118,478      8,092,954
     Dilutive stock options and restricted stock            9,618         17,122         10,423          6,983
     -----------------------------------------------------------------------------------------------------------
     Diluted average common shares                      8,142,345      8,109,374      8,128,901      8,099,937
     ==============================================================================================================
     Basic earnings per common share                   $     0.73     $     0.79     $     1.09     $     0.81
     ==============================================================================================================
     Diluted earnings per common share                 $     0.73     $     0.78     $     1.08     $     0.81
     ==============================================================================================================


6    Stock Ownership Plans

     A summary of stock option activity related to the Company's plans is as follows:

     ---------------------------------------------------------------------------
                                                                Weighted Average
                                                      Shares     Exercise Price
     ---------------------------------------------------------------------------
     Outstanding at October 1, 1999                  778,837         $14.02
     Granted                                         250,500           7.66
     Cancelled                                       (72,108)         15.43
     ---------------------------------------------------------------------------
     Outstanding at June 30, 2000                    957,229         $12.25
     ===========================================================================

     Options to purchase 795,005 shares of common stock with a weighted average exercise price of $14.06 per share were outstanding at July 2, 1999.


7    Sale of Fishing Business

     In January 2000, the Company entered into an agreement for the sale of its Fishing business. As a result, operations of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47,300, including $14,100 of accounts receivable retained by the Company and $2,400 of debt assumed by the buyer. The Company recorded a loss of $24,418 related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. Since the plan to divest the business was approved prior to the formal issuance of the Company's first quarter financial statements, the loss was recognized in first quarter results to the extent determinable. The transaction closed in March 2000.

     Net sales of the Fishing group totaled $10,994 for the three months ended December 31, 1999, and $18,707 and $50,130 for the three months and nine months ended July 2, 1999, respectively. Interest expense of $36, $43 and $189, respectively, that is directly attributable to the Fishing business is allocated to discontinued operations.

8    Strategic Charges

     In the second and third quarters of fiscal 2000, the Company recorded severance and other exit costs totaling $1,336, relating primarily to the closure and relocation of a manufacturing facility in the Motors business. The Company expects charges related to this action will total approximately $1,700 in fiscal 2000. Approximately 90 employees are impacted.


9    Comprehensive Income

     Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

     Comprehensive income (loss) for the respective periods consists of the following:

     --------------------------------------------------------------------------
                                     Three Months Ended      Nine Months Ended
     --------------------------------------------------------------------------
                                      June 30   July 2       June 30     July 2
                                        2000     1999          2000       1999
     --------------------------------------------------------------------------
     Net income (loss)                $5,958   $ 7,084      $(16,541)   $ 8,441
     Translation adjustment              332    (3,676)       (4,734)    (8,836)
     --------------------------------------------------------------------------
     Comprehensive income (loss)      $6,290   $ 3,408      $(21,275)   $  (395)
     ==========================================================================

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

     A summary of the Company's operations by business unit is presented below:

     --------------------------------------------------------------------------
                                     Three Months Ended      Nine Months Ended
     --------------------------------------------------------------------------
                                      June 30     July 2    June 30     July 2
                                        2000       1999       2000       1999
     --------------------------------------------------------------------------
     Net sales:
       Outdoor equipment:
         Unaffiliated customers      $ 31,069   $ 28,749    $ 78,471   $ 69,885
         Interunit transfers               18        (16)         41         14
       Watercraft:
         Unaffiliated customers        33,070     28,442      64,762     50,097
         Interunit transfers               93         57         362        237
       Motors:
         Unaffiliated customers        26,085     21,283      62,015     52,710
         Interunit transfers              183        498       1,366      1,482
       Diving:
         Unaffiliated customers        23,769     22,327      60,520     59,886
         Interunit transfers                1         --           3          9
       Other                               10        333       1,138      1,344
       Eliminations                      (295)      (539)     (1,772)    (1,742)
     --------------------------------------------------------------------------
                                     $114,003   $101,134    $266,906   $233,922
     ==========================================================================
     Operating profit (loss):
       Outdoor equipment             $  3,208   $  2,092    $  6,825   $  2,927
       Watercraft                       6,648      7,741      10,670     11,063
       Motors                           2,807      1,797       5,043      4,177
       Diving                           3,607      3,493       7,011      3,645
       Other                           (2,358)    (1,433)     (5,914)    (2,955)
     --------------------------------------------------------------------------
                                     $ 13,912   $ 13,690    $ 23,635   $ 18,857
     ==========================================================================
     Identifiable assets
      (end of period):
       Outdoor equipment                                    $ 54,635   $ 52,745
       Watercraft                                             74,367     54,306
       Motors                                                 37,736     27,910
       Diving                                                 91,080     93,577
       Discontinued operations,
        net                                                    1,038     60,205
       Other                                                  24,993     26,442
     --------------------------------------------------------------------------
                                                            $283,844   $315,185
     ==========================================================================

11   Selected Financial Data

     A summary of the Company's operating results and key balance sheet data for each of the years in the four-year period ended October 1, 1999 is presented below. All years have been reclassified to reflect the Company's Fishing business as a discontinued operation.

     ------------------------------------------------------------------------------------------------------------
                                                                                                      Year Ended
     ------------------------------------------------------------------------------------------------------------
                                                       October 1       October 2      October 3     September 27
                                                            1999            1998           1997             1996
     ------------------------------------------------------------------------------------------------------------
     OPERATING RESULTS (1)
     Net sales                                        $  305,094      $  270,017     $  239,322       $  274,637
     Gross profit                                        120,670         106,801         91,118          102,041
     Operating expenses (2)                              101,157          88,445         77,237           91,138
     ------------------------------------------------------------------------------------------------------------
     Operating profit                                     19,513          18,356         13,881           10,903
     Interest expense                                      9,565           9,631          8,413            9,563
     Other income, net                                       (71)           (539)          (624)            (498)
     ------------------------------------------------------------------------------------------------------------
     Income from continuing operations before
      income taxes                                        10,019           9,264          6,092            1,838
     Income tax expense                                    4,158           3,885          2,721            2,740
     ------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations              5,861           5,379          3,371             (902)
     Income (loss) from discontinued operations
                                                           1,161            (167)        (1,315)         (10,453)
     ------------------------------------------------------------------------------------------------------------
     Net income (loss)                                $    7,022      $    5,212     $    2,056       $  (11,355)
     ============================================================================================================
     Basic earnings (loss) per common share:
       Continuing operations                          $     0.72      $    0.66      $     0.42       $    (0.11)
       Discontinued operations                              0.14          (0.02)          (0.17)           (1.29)
     ------------------------------------------------------------------------------------------------------------
     Net income (loss)                                $     0.87      $    0.64      $     0.25       $    (1.40)
     ============================================================================================================
     Diluted earnings (loss) per common share:
       Continuing operations                          $     0.72      $    0.66      $     0.42       $    (0.11)
       Discontinued operations                              0.14          (0.02)          (0.17)           (1.29)
     ------------------------------------------------------------------------------------------------------------
     Net income (loss)                                $     0.87      $    0.64      $     0.25       $    (1.40)
     ============================================================================================================
     Average common shares outstanding:
       Basic                                           8,096,575       8,094,906      8,102,100        8,101,564
       Diluted                                         8,108,228       8,113,830      8,115,318        8,129,543
     ============================================================================================================
     BALANCE SHEET DATA
     Current assets (3)                               $  185,733      $  188,224     $  184,555       $  221,798
     Total assets                                        299,025         292,380        272,605          272,119
     Current liabilities (4)                              45,072          39,448         36,772           41,773
     Long-term debt, less current maturities              72,744          81,508         87,926           60,194
     Total debt                                          122,071         124,001        113,676           99,485
     Shareholders' equity                                127,178         124,386        117,731          126,424
     ============================================================================================================
(1)  The year ended October 3, 1997 includes 53 weeks. All other years include 52 weeks.
(2)  Includes strategic charges of $2,773, $1,388, $335 and $4,487 in 1999, 1998, 1997 and 1996, respectively.
(3)  Includes net assets of discontinued operations of $56,114, $58,462, $66,057 and $84,851 in 1999, 1998,
     1997 and 1996, respectively.
(4)  Excludes short-term debt and current maturities of long-term debt.

12   Quarterly Financial Summary

     The following summarizes quarterly operating results for the year ended October 1, 1999. All periods have been reclassified to reflect the Company's Fishing business as a discontinued operation.

     -------------------------------------------------------------------------
                                        First     Second     Third     Fourth
                                       Quarter    Quarter   Quarter    Quarter
     -------------------------------------------------------------------------
     Net sales                         $48,144    $84,644   $101,134   $71,172
     Gross profit                       17,811     34,629     42,107    26,123
     Operating expenses (1)             20,932     26,341     28,417    25,466
     Operating profit (loss)            (3,121)     8,288     13,690       656
     Income (loss) from
      continuing operations             (3,038)     3,220      6,359      (680)
     Income (loss) from
      discontinued operations               19      1,157        725      (740)
     -------------------------------------------------------------------------
     Net income (loss)                 $(3,019)   $ 4,377   $  7,084   $(1,420)
     =========================================================================
     Basic earnings (loss)
      per common share:
       Continuing operations           $ (0.37)   $  0.40   $   0.79   $ (0.09)
       Discontinued operations              --       0.14       0.09     (0.09)
     -------------------------------------------------------------------------
     Net income (loss)                 $ (0.37)   $  0.54   $   0.88   $ (0.18)
     =========================================================================
     Diluted earnings (loss)
      per common share:
       Continuing operations           $ (0.37)   $  0.40   $   0.78   $ (0.09)
       Discontinued operations              --       0.14       0.09     (0.09)
     -------------------------------------------------------------------------
     Net income (loss)                 $ (0.37)   $  0.54   $   0.87   $ (0.18)
     =========================================================================

(1)  Includes strategic charges of $942, $1,133, $49 and $649, respectively.

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and nine months ended June 30, 2000 and July 2, 1999. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 1999 Annual Report.


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


Results of Continuing Operations

Net sales for the three months ended June 30, 2000 totaled $114 million, an increase of 13%, or $12.9 million, compared to $101.1 million in the three months ended July 2, 1999. Net sales for the nine months ended June 30, 2000 totaled $266.9 million, an increase of 14%, or $33 million, over the nine months ended July 2, 1999. Sales of all businesses exhibited growth. The Company also continues to experience strong sales growth excluding recently acquired businesses, totaling 12% for both the three month and nine month periods of the current year. Timing of acquisitions consummated in 2000 and 1999 accounted for $1.6 million and $6 million of the growth in sales for the three months and nine months ended June 30, 2000, respectively.

The Diving business and, to a lesser extent, the Outdoor Equipment business were adversely impacted by foreign currency movements, resulting in more moderate increases in sales for the three months ended June 30, 2000, and year to date. Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were lower for the three months and nine months ended June 30, 2000 as compared to the corresponding periods of the prior year. Excluding the impact of fluctuations in foreign currencies, net sales increased 15% and 17% for the three months and nine months ended June 30, 2000, respectively.

Gross profit as a percentage of sales was 39.8% for the three months ended June 30, 2000 compared to 41.6% in the corresponding period in the prior year. Gross profit for the nine months ended June 30, 2000 decreased to 39.8% from 40.4% in the prior year. Margin decline in the Watercraft business accounts for the overall decline, due to an unfavorable overall sales mix and inability to efficiently meet strong demand.

The Company recognized an operating profit of $13.9 million for the three months ended June 30, 2000, compared to an operating profit of $13.7 million for the corresponding period of the prior year. For the nine months ended June 30, 2000, operating profit increased to $23.6 million, or 8.9% of sales, an 80 basis point improvement, from $18.9 million in the prior year. Year to date operating expense growth of 10.6%, excluding strategic charges, was less than the growth rate of sales, which contributed to the improved operating results, as did sales growth. Decreased strategic charges related to closure and relocation of a manufacturing facility in the current year and integration of acquired businesses in the prior year, also contributed to the improvement in profitability for the nine month period.

Interest expense totaled $7.6 million for the nine months ended June 30, 2000 compared to $7.4 million for the corresponding period of the prior year. Increased debt levels due to acquisitions consummated in 1999, an unfavorable interest rate environment and higher working capital all contributed to the increase. The Company's effective tax rate is increasing due to the geographic mix of earnings occurring in higher tax jurisdictions..

The Company recognized income from continuing operations of $6 million in the three months ended June 30, 2000 compared to $6.4 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations totaled $0.73 for the three months ended June 30, 2000 compared to $0.78 in the prior year. The Company recognized income from continuing operations of $8.8 million in the nine months ended June 30, 2000 compared to $6.5 million in the corresponding period of the prior year. Year to date diluted earnings per common share from continuing operations increased to $1.08 from $0.81 in the prior year.


Discontinued Operations

In January 2000, the Company entered into an agreement for the sale of its Fishing business. As a result, operations of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47.3 million, including $14.1 million of accounts receivable retained by the Company and $2.4 million of debt assumed by the buyer. The Company recorded a loss of $24.4 million related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. Since the plan to divest the business was approved prior to the formal issuance of the Company's first quarter financial statements, the loss was recognized in first quarter results to the extent determinable. The transaction closed in March 2000.

Net sales of the Fishing group totaled $11.0 million for the three months ended December 31, 1999, and $18.7 million and $50.1 million for the three months and nine months ended July 2, 1999, respectively. Interest expense of $36 thousand, $43 thousand and $189 thousand, respectively, that is directly attributable to the Fishing business is allocated to discontinued operations.


Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.


                                   Operations

Cash flows used for operations totaled $20.4 million for the nine months ended June 30, 2000 and $3.6 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $30.9 million for the nine months ended June 30, 2000 and $23.0 million for the corresponding period of the prior year due to strong sales growth. Average days of sales outstanding are improved over the prior year. Seasonal growth in inventories of $14.4 million for the nine months ended June 30, 2000 and $1 million for the corresponding period of the prior year also accounted for a significant portion of the net usage of funds. Inventory turns increased for the nine month period ended June 30, 2000 compared to the corresponding period of the prior year. The Company has increased production of its products over the prior year level in order to meet seasonal demand, primarily in Watercraft and Outdoor Equipment.

Depreciation and amortization charges were $9.2 million for the nine months ended June 30, 2000 compared to $9.3 million for the corresponding period of the prior year.

Accounts payable and accrued liabilities increased $5.4 million for the nine months ended June 30, 2000, decreasing the net outflow of cash from operations, and increased $3.2 million for the corresponding period of the prior year.

Deferred income tax assets increased $2.6 million for the nine months ended June 30, 2000 due primarily to losses incurred from the sale of the Fishing business which have been tax benefited.


                              Investing Activities

Expenditures for property, plant and equipment were $9.9 million for the nine months ended June 30, 2000 and $7.5 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. The increase in capital expenditures in the current year is due primarily to investments to increase manufacturing capacity in the Company's Watercraft business. In 2000, capitalized expenditures are anticipated to total approximately $13 million. These expenditures are expected to be funded by working capital or existing credit facilities. The Company completed the acquisition of two businesses in the corresponding period of the prior year, which increased tangible and intangible assets by $10.2 million, net of cash and liabilities assumed.


                              Financing Activities

Cash flows from financing activities totaled $3.6 million for the nine months ended June 30, 2000 and $22.2 million for the corresponding period of the prior year. The closing of the sale of the Fishing business resulted in a $14.0 million reduction of short-term debt and a $15.2 million reduction of long-term debt. The buyer assumed an additional $2.4 million of debt.


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


                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at June 30, 2000:

--------------------------------------------------------------------------------
(millions)                                                   Estimated Impact on
--------------------------------------------------------------------------------
                                                                 Earnings Before
                                              Fair Value            Income Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments                $2.4                    $0.7
Interest rate instruments                         1.5                     0.5
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


Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as part of this Form 10-Q

          Exhibit 27 Financial Data Schedule for the nine months ended June 30, 2000

     (b)  Reports on Form 8-K.

          On April 17, 2000, the Company filed a Current Report on Form 8-K dated March 31, 2000 to reflect (under Item 2 of Form 8-K) the Company's disposition of substantially all of the operating assets and properties held directly or indirectly by the Company of its worldwide Fishing business to Berkley Inc. pursuant to a Stock Purchase Agreement, dated as of January 12, 2000, as amended. The report included (under Item 7 of Form 8-K) the following financial statements: Unaudited Pro Forma Condensed Consolidated Balance Sheet at December 31, 1999 and Pro Forma Condensed Consolidated Statements of Operations for the year ended October 1, 1999 and three months ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JOHNSON OUTDOORS INC.
Date: August 14, 2000
                                   /s/ Helen P. Johnson-Leipold
                                   ---------------------------------------------
                                   Helen P. Johnson-Leipold
                                   Chairman and Chief Executive Officer



                                   /s/ Scott M. Vos
                                   ---------------------------------------------
                                   Scott M. Vos
                                   Director of Financial Reporting
                                   (Principal Accounting Officer)

                              JOHNSON OUTDOORS INC.
                  (formerly Johnson Worldwide Associates, Inc.)

                                  EXHIBIT INDEX



                                                                          Page
Exhibit    Description                                                   Number
--------------------------------------------------------------------------------

  27       Financial Data Schedule for the                                  -
           nine months ended June 30, 2000