Form 10-K
period 2000-09-29
JOHNSON OUTDOORS INC
filed 2000-12-28
CIK 788329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 29, 2000

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

Class A common stock, $.05 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes. [X]  No. [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

As of November 1, 2000, 6,924,630 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding. The aggregate market value of voting stock of the Registrant held by nonaffiliates of the Registrant was approximately $23,888,000 on November 1, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

                                               Part and Item Number of Form 10-K
Document                                                 into which Incorporated
--------------------------------------------------------------------------------
Johnson Outdoors Inc. Notice of                Part III, Items 10, 11, 12 and 13
Annual Meeting of Shareholders
and Proxy Statement for the
Annual Meeting of Shareholders
to be held January 31, 2001.

TABLE OF CONTENTES                                                          Page

Business......................................................................1

Properties....................................................................5

Legal Proceedings.............................................................5

Submission of Matters to a Vote of Security Holders...........................5

Market for Registrant's Common Equity and Related Stockholder Matters.........5

Selected Financial Data.......................................................6

Management's Discussion and Analysis of
Financial Condition and Results of Operations.................................7

Quantitative and Qualitative Disclosures about Market Risk....................11

Financial Statements and Supplementary Data...................................11

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure...........................................11

Directors and Executive Officers of the Registrant............................12

Executive Compensation........................................................12

Security Ownership of Certain Beneficial Owners and Management................12

Certain Relationships and Related Transactions................................12

Exhibits, Financial Statement Schedules and Reports on Form 8-K...............12

Signatures....................................................................13

Exhibit Index.................................................................14

Consolidated Financial Statements............................................F-1

Forward Looking Statements
Certain matters discussed in this 2000 Form 10-K and in the accompanying 2000 Annual Report are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, actions of companies that compete with the Company, the Company's success in managing inventory, movements in foreign currencies or interest rates and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this 2000 Form 10-K and in the accompanying 2000 Annual Report and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.  BUSINESS

Johnson Outdoors Inc. and its subsidiaries (the "Company") design, manufacture and market outdoor recreation products in four businesses: Diving, Watercraft, Outdoor Equipment and Motors. The Company's primary focus is innovation--meeting consumer needs with breakthrough products that stand apart from the competition and advance the Company's strong brand names. Its subsidiaries are organized in a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by headquarters. The Company is controlled by Samuel C. Johnson, members of his family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.

Diving
The Company is one of the world's largest manufacturers and distributors of technical underwater diving products, which it sells under the Scubapro and SnorkelPro names. The Company markets a full line of underwater diving and snorkeling equipment, including regulators, stabilizing jackets, tanks, depth gauges, masks, fins, snorkels, diving electronics and other accessories. The Company is also a leading manufacturer of dive computers and other electronics sold under the Aladin and Uwatec brands. Scubapro, Aladin and Uwatec products are marketed to the high quality, premium priced segment of the market via limited distribution to independent specialty diving shops worldwide. These diving shops generally provide a wide range of services to divers, including instruction and repair service.

The Company focuses on maintaining Scubapro, Aladin and Uwatec as the market leaders in innovation and new products. The Company maintains research and development functions both in the United States and Europe and holds several patents on products and features. Consumer advertising focuses on building the brand names and position as the industry's high quality and innovation leader. The Company advertises its equipment in diving magazines and through in-store displays.

The Company also manufactures and markets diving buoyancy compensators primarily for the original equipment market, under the Soniform name.

The Company maintains manufacturing and assembly facilities in Switzerland, Mexico, Italy and Indonesia and procures a majority of its rubber and plastic products and components from third-party manufacturers.

Watercraft
The Company manufactures and markets canoes, kayaks, paddles, oars, recreational sailboats, personal flotation devices and small thermoformed recreational boats under the brand names Old Town, Carlisle Paddles, Ocean Kayak, Pacific Kayak, Necky, Escape, Extrasport, Swiftwater, Leisure Life and Dimension.

The Company's Old Town Canoe subsidiary produces high quality canoes and kayaks for family recreation, touring and tripping. The Company uses a patented rotational-molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid-priced range of the market. These kayaks and canoes feature stiffer and more durable hulls than higher priced boats. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood. Carlisle Paddles, a manufacturer of canoe and kayak paddles and rafting oars, manufactures products that are sold by the Company's other watercraft businesses and also distributed directly through the same channels.

The Company is a leading manufacturer of sit-on-top kayaks under the Ocean Kayak and Pacific Kayak brands. In addition, the Company manufactures and markets high quality Necky sea touring and whitewater kayaks; Escape recreational sailboats; Extrasport and Swiftwater personal flotation devices; small thermoformed recreational boats, including canoes, pedal boats, deck boats and tenders, under the Leisure Life brand; and the Dimension brand of kayaks.

In April 2000, the Company completed the acquisition of Pacific Kayak Ltd., a manufacturer of sit-on-top and sea touring kayaks located in Auckland, New Zealand.

The Company's kayaks, canoes and accessories are sold primarily to specialty stores and marine dealers, sporting goods stores and catalog and mail order houses such as L. L. Bean(R), in the United States and Europe. Leisure Life products are sold through marine dealers and large retail chains under several brand identities.

The Company manufactures its Watercraft products in six locations in the United States, two locations in Canada and in New Zealand. Ocean Kayak products are also manufactured and sold under license in Europe.

The North American market for kayaks is exhibiting strong growth, while the canoe market is growing modestly. The Company believes, based on industry and other data, that it is a leading manufacturer of canoes and kayaks in the United States in both unit and dollar sales.


Outdoor Equipment
The Company's Outdoor Equipment products include Jack Wolfskin high quality outdoor clothing, innovative footwear, camping tents, backpacks, travel gear and accessories; Eureka! military, commercial and consumer tents; Camp Trails backpacks; and Silva field compasses.

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

Eureka! consumer tents and Camp Trails backpacks compete primarily in the mid- to high-price range and are sold in the United States and Canada through independent sales representatives, primarily to sporting goods stores, catalog and mail order houses and camping and backpacking specialty stores. Marketing of the Company's tents and backpacks is focused on building the Eureka! and Camp Trails brand names and establishing the Company as a leader in tent design and innovation. The Company's camping tents and backpacks are produced primarily by third-party manufacturing sources.

Eureka! camping tents have outside self-supporting aluminum frames, allowing quicker and easier set-up, a design approach the Company originated. Most Eureka! tents are made from breathable nylon. Eureka! camping products are sold under license in Japan and Korea. Eureka! commercial tents include party tents, sold primarily to general rental stores, and other commercial tents sold directly to tent erectors. Commercial tents are manufactured by the Company in the United States. The Company was awarded several contracts for production of both camping and commercial tents by the U.S. Armed Forces in 1997. The Company also serves as the exclusive distributor of Losberger commercial framing structures in the United States.

Camp Trails backpacks consist primarily of internal and external frame backpacks for hiking and mountaineering, but also include soft back bags, day packs and travel packs.

Silva field compasses, which are manufactured by third parties, are marketed exclusively in North America, the area for which the Company owns Silva trademark rights.

Motors
The Company manufactures, under its Minn Kota name, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company's Minn Kota motors and related accessories are sold in the United States, Canada, Europe and the Pacific Basin through large retail store chains such as Wal Mart and K-Mart, catalogs such as Bass Pro Shops and Cabelas, sporting goods specialty stores, marine dealers, and original equipment boat manufacturers including Ranger(R) Boats, Outboard Marine Corporation (under the Evinrude(R) brand), Triton Boats, Lund Boats, Smoker Craft, Alumacraft, and Skeeter. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

The Company has the leading market share of the U.S. electric fishing motor market. While the overall motors market has been stagnant in recent years, the Company believes it has been able to increase revenues by emphasizing marketing, product innovation and original equipment manufacturer sales.

The Company's line of Airguide marine, weather and automotive instruments is distributed primarily in the United States through large retail store chains and original equipment manufacturers. Airguide products are manufactured by the Company or sourced from third-party manufacturers.

Fishing
In March 2000, the Company sold its Fishing business (consisting of the marketing of rods, reels, lures, spoons and fishing line). As a result, the operations and related assets and liabilities of the Fishing business have been reclassified as discontinued for financial reporting purposes. A significant loss on the sale of the business was recognized, but the tangible net worth of the Company was not adversely impacted. See Note 4 to the Consolidated Financial Statements for financial information.

Sales by Principal Business
See Note 13 to the Consolidated Financial Statements for financial information comparing sales by major product category.

International Operations
See Note 13 to the Consolidated Financial Statements for financial information comparing the Company's domestic and international operations.

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

Employees
At September 29, 2000, the Company had approximately 1,400 employees. The Company considers its employee relations to be excellent. Temporary employees are utilized to manage peaks in the seasonal manufacturing of products.

Backlog
Unfilled orders for future delivery of products of continuing operations totaled approximately $61.0 million at September 29, 2000 and $62.8 million at October 1, 1999. The Company's businesses do not receive significant orders in advance of expected shipment dates for the majority of products.

Patents, Trademarks and Proprietary Rights
The Company owns no single patent which is material to its business as a whole. However, the Company holds several patents, principally for diving products, rotational-molded canoes and electric motors and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are discussed on the preceding pages. The Company vigorously defends its intellectual property rights.

Sources and Availability of Materials
The Company's products use materials that are generally in adequate supply.

Seasonality
The Company's business is seasonal. The following table shows total net sales and operating profit or loss related to continuing operations of the Company for each quarter, as a percentage of the total year. Strategic charges totaling $2.4 million, $2.8 million and $1.4 million impacted operating results in 2000, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
                                                                 Year Ended
--------------------------------------------------------------------------------
               September 29, 2000     October 1, 1999        October 2, 1998
--------------------------------------------------------------------------------
                                           Operating                 Operating
                  Net    Operating    Net     Profit         Net       Profit
Quarter Ended    Sales    Profit     Sales    (Loss)        Sales      (Loss)
--------------------------------------------------------------------------------
December          16%        1%       16%      (16)%         16%        (5)%
March             28        39        28        43           29         50
June              33        56        33        70           32         55
September         23         4        23         3           23         --
                 100%      100%      100%      100%         100%       100%

Executive Officers
The following list sets forth certain information, as of December 1, 2000, regarding the executive officers of the Company.

Helen P. Johnson-Leipold, age 43, became Chairman and Chief Executive Officer of the Company in March 1999. From September 1998 until March 1999, Ms. Johnson-Leipold was Vice President, Worldwide Consumer Products-Marketing of S.
C. Johnson & Son, Inc. (SCJ). From October 1997 to September 1998, she was Vice President, Personal and Home Care Products of SCJ. From October 1995 until July 1997, Ms. Johnson-Leipold was Executive Vice President - North American Businesses of the Company. From 1992 to September 1995, she was Vice President - Consumer Marketing Services Worldwide of SCJ.

Patrick J. O'Brien, age 42, became President and Chief Operating Officer of the Company in April 1999. From October 1997 until March 1999, Mr. O'Brien was Vice President and General Manager, Home Storage of SCJ. From July 1997 until October 1997, Mr. O'Brien was Vice President - Strategic Business of SCJ; from April 1996 until June 1997, he was Vice President - North American Sales of SCJ; from June 1995 until March 1996, he was Director - North American Sales of SCJ and from January 1993 until May 1995, he was National Sales Manager of SCJ.

Mamdouh Ashour, age 62, has been a Group Vice President of the Company since October 1997 and President - Worldwide Diving since August 1996. From 1994 to August 1996, he served as President of Scubapro Europe.

There are no family relationships between the above executive officers.

The Company is currently conducting a search for a Chief Financial Officer. David A. Callewaert is serving as Acting Chief Financial Officer until a replacement is hired. Mr. Callewaert recently retired from S.C. Johnson Commercial Markets, Inc. where he served as Chief Financial Officer.

ITEM 2.  PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its facilities are well maintained and have capacity adequate to meet its current needs.

See Note 6 to the Consolidated Financial Statements for a discussion of lease obligations.

The Company's principal manufacturing (identified with an asterisk) and other locations are:

Albany, New Zealand (Watercraft)
Antibes, France (Diving)
Bad Sakingen, Germany (Diving)
Batam, Indonesia* (Diving)
Barcelona, Spain (Diving)
Basingstoke, Hampshire, England (Diving)
Binghamton, New York* (Outdoor Equipment)
Burlington, Ontario, Canada (Motors, Outdoor Equipment)
Chi Wan, Hong Kong (Diving)
Ferndale, Washington* (Watercraft)
Genoa, Italy* (Diving)
Grand Rapids, Michigan* (Watercraft)
Grayling, Michigan* (Watercraft)
Hallwil, Switzerland* (Diving)
Hamburg, Germany (Diving)
Henggart, Switzerland (Diving)
Honolulu, Hawaii (Diving)
Idstein, Germany (Outdoor Equipment)
Mankato, Minnesota* (Motors)
Mansonville, Quebec, Canada* (Watercraft)
Miami, Florida* (Watercraft)
Nykoping, Sweden (Diving)
Old Town, Maine* (Watercraft)
Portsmouth, Rhode Island* (Watercraft)
El Cajon, California (Diving)
Tijuana, Mexico* (Motors, Diving)
Tokyo (Kawasaki), Japan (Diving)

The Company's corporate headquarters is located in Mount Pleasant, Wisconsin. The Company's mailing address is Sturtevant, Wisconsin.

ITEM 3.  LEGAL PROCEEDINGS

See Note 16 to the Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter of the year ended September 29, 2000.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Certain information with respect to this item is included in Notes 5, 9, 10 and 11 to the Consolidated Financial Statements. The Company's Class A common stock is traded on The Nasdaq Stock Market(R) under the symbol: JOUT. There is no public market for the Company's Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 1, 2000, the Company had 690 holders of record of its Class A common stock and 58 holders of record of its Class B common stock. The Company has never paid a dividend on its common stock.

A summary of the high and low prices for the Company's Class A common stock during each quarter of the years ended September 29, 2000 and October 1, 1999 is as follows:

--------------------------------------------------------------------------------
               First Quarter   Second Quarter    Third Quarter   Fourth Quarter
--------------------------------------------------------------------------------
               2000     1999    2000    1999     2000    1999    2000     1999
--------------------------------------------------------------------------------
Stock prices:
    High      $9.19   $10.25   $8.50   $9.75    $9.69   $9.50    $7.94   $9.75
    Low        6.13     6.25    6.13    6.06     6.13    7.13     5.75    8.38
    Last       7.10     9.25    6.19    7.38     7.06    8.88     6.94    8.94
--------------------------------------------------------------------------------

ITEM 6.   SELECTED FINANCIAL DATA

A summary of the Company's operating results and key balance sheet data for each of the years in the five-year period ended September 29, 2000 is presented below. All periods have been restated to reflect the discontinuation of the Company's Fishing business.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Year Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                      September 29     October 1      October 2       October 3      September 27
------------------------------------------------------------------------------------------------------------------------------------
(thousands, except per share data)                            2000          1999           1998            1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Operating Results(1)
Net sales                                                 $347,288      $305,094       $270,017        $239,322          $274,637
Gross profit                                               135,212       120,670        106,801          91,118           102,041
Operating expenses(2)                                      110,493       101,157         88,445          77,237            91,138
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                                            24,719        19,513         18,356          13,881            10,903
Interest expense                                             9,799         9,565          9,631           8,413             9,563
Other income, net                                             (160)          (71)          (539)           (624)             (498)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes       15,080        10,019          9,264           6,092             1,838
Income tax expense                                           6,705         4,158          3,885           2,721             2,740
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                     8,375         5,861          5,379           3,371              (902)
Income (loss) from discontinued operations                    (940)        1,161           (167)         (1,315)          (10,453)
Loss on disposal of discontinued operations                (24,418)           --             --              --                --
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $(16,983)     $  7,022       $  5,212        $  2,056          $(11,355)
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
   Continuing operations                                  $   1.03      $   0.72       $   0.66        $   0.42          $  (0.11)
   Discontinued operations                                   (3.12)         0.15          (0.02)          (0.17)            (1.29)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $  (2.09)     $   0.87       $   0.64        $   0.25          $  (1.40)
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
   Continuing operations                                  $   1.03      $   0.72       $   0.66        $   0.42          $  (0.11)
   Discontinued operations                                   (3.12)         0.15          (0.02)          (0.17)            (1.29)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $  (2.09)     $   0.87       $   0.64        $   0.25          $  (1.40)
------------------------------------------------------------------------------------------------------------------------------------
Diluted average common shares outstanding                    8,130         8,108          8,114           8,115             8,102
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Current assets(3)                                         $144,194 $     185,733       $188,224        $184,555          $221,798
Total assets                                               257,971       299,025        292,380         272,605           272,119
Current liabilities(4)                                      46,941        45,072         39,448          36,772            41,773
Long-term debt, less current maturities                     45,857        72,744         81,508          87,926            60,194
Total debt                                                 105,319       122,071        124,001         113,676            99,485
Shareholders' equity                                       100,832       127,178        124,386         117,731           126,424
------------------------------------------------------------------------------------------------------------------------------------

(1) The year ended October 3, 1997 includes 53 weeks. All other years include 52 weeks.
(2) Includes strategic charges of $2,369, $2,773, $1,388, $335 and $4,487 in 2000, 1999, 1998, 1997 and 1996, respectively.
(3) Includes net assets of discontinued operations of $56,114, $58,462, $66,507 and $84,851 in 1999, 1998, 1997 and 1996,
    respectively.
(4) Excludes short-term debt and current maturities of long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three years ended September 29, 2000. Unless otherwise noted, the discussion refers to continuing operations. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Results of Operations
Summary consolidated financial results from continuing operations are as follows:
--------------------------------------------------------------------------------
(millions, except per share data)           2000       1999         1998
--------------------------------------------------------------------------------
Net sales                                 $347.3     $305.1       $270.0
Gross profit                               135.2      120.7        106.8
Operating expenses(1)                      110.5      101.2         88.4
Operating profit                            24.7       19.5         18.4
Interest expense                             9.8        9.6          9.6
Income from continuing operations            8.4        5.9          5.4
Diluted earnings per common share
   from continuing operations               1.03       0.72         0.66
--------------------------------------------------------------------------------
(1) Includes strategic charges of $2.4 million, $2.8 million and $1.4 million in 2000, 1999 and 1998, respectively.


2000 vs 1999

Net Sales
Net sales totaled $347.3 million in 2000 compared to $305.1 million in 1999, an increase of 14%. Sales as measured in U.S. dollars were impacted by the effect of foreign currencies relative to the U.S. dollar in comparison to 1999. Excluding the effects of foreign currency movements, sales increased 17% from 1999. The increase was partially driven by the introduction of innovative new products in the Watercraft and Motors businesses, as well as growth in sales of existing products in Watercraft, Motors and Outdoor Equipment.

Operating Results
The Company recognized an operating profit of $24.7 million in 2000 compared to an operating profit of $19.5 million in 1999. Gross profit margins decreased from 39.5% in 1999 to 38.9% in 2000, as significant improvements in the Diving and Outdoor Equipment businesses, as well as improvement in the Motors business (due to emphasis on higher margin products, increases in volume and improved production efficiencies) were offset by a decline in Watercraft (due to production issues related to a 26.4% growth in Watercraft revenues). The Company continues to experience margin pressure in all of its businesses due to competition.

Operating expenses, excluding strategic charges, totaled $108.1 million, or 31.1% of sales, in 2000 compared to $98.4 million, or 32.2% of sales, in 1999. The 10% growth in operating expenses in 2000 was less than the growth rate of sales, which contributed to the improved operating results. Nearly all items in operating expenses declined as a percentage of sales from 1999.

The Company recognized strategic charges totaling $2.4 million in 2000 and $2.8 million in 1999. These charges resulted from severance, moving and other costs related primarily to the closure and relocation of a manufacturing facility in the Motors business and for severance, relocation and recruitment costs in the North American Outdoor Equipment business. The Company anticipates no significant additional strategic charges will be incurred in 2001 to complete announced actions.

Other Income and Expenses
Interest expense increased $0.2 million in 2000, reflecting higher working capital levels primarily from accounts receivable and inventory, as well as higher interest rates.

Overall Results
The Company recognized income from continuing operations of $8.4 million in 2000, or $1.03 per diluted share, compared to $5.9 million, or $0.72 per diluted share, in 1999. The Company recorded income tax expense of $6.7 million in 2000, an effective rate of 44.5%. The increased rate from 41.5% in 1999 is due to an increase in state income tax and change in expected recoverability of state net operating losses.

Discontinued Operations
In March 2000, the Company sold its Fishing business. As a result, operations and related assets and liabilities of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47.3 million, including $14.1 million of accounts receivable retained by the Company and $2.4 million of debt assumed by the buyer. The Company recorded a loss of $24.4 million, net of tax, related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. In addition, the Company recorded an after tax loss from operations up to the measurement date of $0.9 million in 2000 and an after tax gain of $1.2 million in 1999.


1999 vs 1998

Net Sales
Net sales totaled $305.1 million in 1999 compared to $270.0 million in 1998, an increase of 13%. Sales as measured in U.S. dollars were impacted by the effect of foreign currencies relative to the U.S. dollar in comparison to 1998. Excluding the effects of foreign currency movements, sales increased 14.0% from 1998. The increase was due to strong growth in sales of Watercraft, including sales of products of businesses the Company acquired in 1999 and 1998, and growth in sales of Motors and Outdoor Equipment products, which more than offset weaker Diving equipment sales.

Operating Results
The Company recognized an operating profit of $19.5 million in 1999 compared to an operating profit of $18.4 million in 1998. Gross profit margins remained flat with 1998 at 39.6%, as a result of an improved mix of products sold in most businesses, increases in volume and the effect of businesses acquired in 1999, offset by a decline in the higher margin Diving business.

Operating expenses, excluding strategic charges, totaled $98.4 million in 1999 compared to $87.1 million in 1998, a rate of 32.2% of sales in both years. The allowance for doubtful accounts receivable was increased due to higher levels of sales and receivables. These factors were partially offset by a decline from the prior year in unusual legal expenses incurred to successfully defend certain of the Company's key Outdoor Equipment, Diving and Motors patents and trademarks.

The Company recognized strategic charges totaling $2.8 million in 1999 and $1.4 million in 1998. These charges resulted from severance and other costs related to the integration of acquired businesses, primarily in the Diving business, and for severance, relocation and recruitment costs in the North American Outdoor Equipment business.

Other Income and Expenses
Interest expense remained flat in 1999 at $9.6 million, reflecting higher debt levels resulting from the acquisition of three businesses, offset by lower levels of working capital, primarily inventory.

Overall Results
The Company recognized income from continuing operations of $5.9 million in 1999, or $0.72 per diluted share, compared to $5.4 million, or $0.66 per diluted share, in 1998. The Company recorded income tax expense of $4.2 million in 1999, an effective rate of 41.5%, compared to 41.9% in 1998.


Discontinued Operations
The Company recorded a gain, net of tax, of $1.2 million in 1999 and a loss, net of tax, of $(0.2) million in 1998 related to discontinued operations.

Financial Condition
The following discusses changes in the Company's liquidity and capital resources.

Operations
The following table sets forth the Company's working capital position related to continuing operations at the end of each of the past three years:

--------------------------------------------------------------------------------
(millions)                            2000         1999          1998
--------------------------------------------------------------------------------
Current assets(1)                   $144.2       $129.6        $129.8
Current liabilities(2)                46.9         45.1          39.4
--------------------------------------------------------------------------------
Working capital                     $ 97.3       $ 84.5        $ 90.4
--------------------------------------------------------------------------------
Current ratio                        3.1:1        2.9:1         3.3:1
--------------------------------------------------------------------------------
(1)Excludes net assets of discontinued operations.
(2)Excludes short-term debt and current maturities of long-term debt.

Cash flows provided by operations totaled $9.8 million in 2000, $24.8 million in 1999 and $9.1 million in 1998. The Company's profitability and increases in accounts payable and other accrued liabilities contributed to the positive cash flows in 2000 and 1999. Growth in accounts receivable and inventories of $10.7 million and $8.4 million, respectively, reduced the overall positive cash flows provided by operations in 2000.

Depreciation and amortization charges were $12.5 million in 2000, $12.6 million in 1999 and $10.8 million in 1998. Amortization of intangible assets arising from the Company's acquisitions and increased depreciation from capital spending accounted for the increase from 1998 to 1999.

Investing Activities
Cash flows provided by (used for) investing activities were $20.0 million, $(26.1) million and $(22.5) million in 2000, 1999 and 1998, respectively. Expenditures for property, plant and equipment were $14.1 million in 2000, $13.0 million in 1999 and $11.6 million in 1998. The Company's recurring investments are primarily related to tooling for new products, facilities and information systems improvements. In 2001, capital expenditures are anticipated to total approximately $10.5 million. These expenditures are expected to be funded by working capital or existing credit facilities.

The Company completed the acquisitions of one business in 2000, three businesses in 1999 and three businesses in 1998, which increased tangible and intangible assets and debt by $0.9 million, $13.6 million and $12.8 million, respectively. The sale of the Company's Fishing business in March 2000 provided $33.1 million of cash, which was used to reduce both short-term and long-term debt.

Financing Activities
The following table sets forth the Company's debt and capital structure at the end of the past three years:

--------------------------------------------------------------------------------
(millions)                              2000         1999           1998
--------------------------------------------------------------------------------
Current debt                         $  59.5      $  49.4        $  42.5
Long-term debt                          45.8         72.7           81.5
--------------------------------------------------------------------------------
Total debt                             105.3        122.1          124.0
Shareholders' equity                   100.8        127.2          124.4
--------------------------------------------------------------------------------
Total capitalization                  $206.1       $249.3         $248.4
--------------------------------------------------------------------------------
Total debt to total capitalization      51.1%        49.0%          49.9%
--------------------------------------------------------------------------------

Cash flows provided by (used for) financing activities totaled $(12.5) million in 2000, $(0.8) million in 1999 and $8.4 million in 1998. In 1998, the Company consummated a private placement of long-term debt totaling $25 million. Payments on long-term debt made in 2000 totaled $22 million, including a $15.1 million payment in March 2000 from the proceeds of the sale of the Fishing business. At September 29, 2000, the Company had available unused credit facilities in excess of $63 million, which is believed to be adequate for its needs.

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

Sensitivity to Changes in Value
The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. Certain instruments are included in both categories of risk exposure calculated below. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rate market risk sensitive instruments outstanding at September 29, 2000:

--------------------------------------------------------------------------------
                                                             Estimated Impact on
--------------------------------------------------------------------------------
                                                                 Earnings Before
(millions)                                Fair Value                Income Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments               $2.1                       $0.5
Interest rate instruments                        1.4                        0.5
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

Pending Accounting Changes
SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of September 30, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in a cumulative after-tax gain in net income of approximately $1.8 million and an accumulated other comprehensive loss of approximately $3.0 million in the first quarter of fiscal 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101). An amendment in June 2000 delayed the effective date for the Company until the fourth quarter of 2001, which is when the Company will adopt the bulletin. The impact of adopting SAB 101 is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the fourth quarter of 2001. The impact of this consensus is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to this item, except for certain information on executive officers (which appears at the end of Part I of this report) is included in the Company's January 31, 2001 Proxy Statement, which is incorporated herein by reference, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this item is included in the Company's January 31, 2001 Proxy Statement, which is incorporated herein by reference, under the headings "Election of Directors - Compensation of Directors" and "Executive Compensation;" provided, however, that the subsection entitled "Executive Compensation - Compensation Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
Information with respect to this item is included in the Company's January 31, 2001 Proxy Statement, which is incorporated herein by reference, under the heading "Stock Ownership of Management and Others."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information with respect to this item is included in the Company's January 31, 2001 Proxy Statement, which is incorporated herein by reference, under the heading "Certain Transactions."


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K
The following documents are filed as a part of this Form 10-K:

Financial Statements
Included in Item 8 of Part II of this Form 10-K are the following:

Independent Auditors' Report

Consolidated Balance Sheets - September 29, 2000 and October 1, 1999

Consolidated Statements of Operations -
Years ended September 29, 2000, October 1, 1999 and October 2, 1998

Consolidated Statements of Shareholders' Equity -
Years ended September 29, 2000, October 1, 1999 and October 2, 1998

Consolidated Statements of Cash Flows -
Years ended September 29, 2000, October 1, 1999 and October 2, 1998

Notes to Consolidated Financial Statements

Financial Statement Schedules
All schedules are omitted because they are not applicable, are not required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Exhibits
See Exhibit Index.

Exhibits
See Exhibit Index.

Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended September 29, 2000.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Mount Pleasant and State of Wisconsin, on the 11th day of December 2000.

                           JOHNSON outdoors INC.

                           (Registrant)


                           By /s/ Helen P. Johnson-Leipold
                              ------------------------------
                              Helen P. Johnson-Leipold
                              Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 11th day of December 2000.


         /s/ Helen P. Johnson-Leipold       Chairman and Chief Executive
         ------------------------------     Officer and Director
         (Helen P. Johnson-Leipold)         (Principal Executive Officer)



         /s/ Thomas F. Pyle, Jr.            Vice Chairman of the Board
         ------------------------------     and Director
         (Thomas F. Pyle, Jr.)


         /s/ Samuel C. Johnson              Director
         ------------------------------
         (Samuel C. Johnson)


         /s/ Gregory E. Lawton              Director
         ------------------------------
         (Gregory E. Lawton)


         /s/ Glenn N. Rupp                  Director
         ------------------------------
         (Glenn N. Rupp)


         /s/ Terry E. London                Director
         ------------------------------
         (Terry E. London)


         /s/ Scott M. Vos                   Director of Financial Reporting
         ------------------------------     (Principal Accounting Officer)
         (Scott M. Vos)

EXHIBIT INDEX

Exhibit                            Title                                Page No.

3.1      Articles of Incorporation of the Company as amended through           *
         February 17, 2000. (Filed as Exhibit 3.1(a) to the Company's
         Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

3.2      Bylaws of the Company as amended through March 22, 2000.              *
         (Filed as Exhibit 3.2(a) to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

4.1      Note Agreement dated October 1, 1995. (Filed as Exhibit 4.1           *
         to the Company's Form 10-Q for the quarter ended December 29, 1995 and incorporated herein by reference.)

4.2      First Amendment dated October 31, 1996 to Note Agreement              *
         dated October 1, 1995. (Filed as Exhibit 4.3 to the Company's
         Form 10-Q for the quarter ended December 27, 1996 and incorporated herein by reference.)

4.3      Second Amendment dated September 30, 1997 to Note Agreement           *
         dated October 1, 1995. (Filed as Exhibit 4.8 to the Company's
         Form 10-K for the year ended October 3, 1997 and incorporated herein by reference.)

4.4      Third Amendment dated October 3, 1997 to Note Agreement dated         *
         October 1, 1995. (Filed as Exhibit 4.9 to the Company's Form
         10-K for the year ended October 3, 1997 and incorporated herein by reference.)

4.5      Fourth Amendment dated January 10, 2000 to Note Agreement             *
         dated October 1, 1995. (Filed as Exhibit 4.9 to the Company's
         Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

4.6      Note Agreement dated as of September 15, 1997. (Filed as              *
         Exhibit 4.15 to the Company's Form 10-K for the year ended
         October 3, 1997 and incorporated herein by reference.)

4.7      First Amendment dated January 10, 2000 to Note Agreement              *
         dated September 15, 1997. (Filed as Exhibit 4.10 to the
         Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

4.8      Amended and Restated Credit Agreement dated as of April 3,            *
         1998. (Filed as Exhibit 4.16 to the Company's Form 10-Q for the quarter ended April 3, 1998 and incorporated herein by reference.)

4.9      Amendment No. 1 dated September 11, 1998 to the Amended and           *
         Restated Credit Agreement dated as of April 3, 1998. (Filed as Exhibit 4.17 to the Company's Form 10-Q for the quarter ended January 1, 1999 and incorporated herein by reference.)

4.10     Amendment No. 2 dated September 30, 1999 to the Amended and           *
         Restated Credit Agreement dated as of April 3, 1998. (Filed as Exhibit 4.8 to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

9        Johnson Outdoors Inc. Class B common stock Voting Trust               *
         Agreement, dated December 30, 1993 (Filed as Exhibit 9 to the
         Company's Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.)

10.1     Stock Purchase Agreement, dated as of January 12, 2000, by            *
         and between Johnson Outdoors Inc. and Berkley Inc. (Filed as
         Exhibit 2.1 to the Company's Form 8-K dated March 31, 2000 and incorporated herein by reference.)

10.2     Amendment to Stock Purchase Agreement, dated as of February           *
         28, 2000, by and between Johnson Outdoors Inc. and Berkley
         Inc. (Filed as Exhibit 2.2 to the Company's Form 8-K dated
         March 31, 2000 and incorporated herein by reference.)

10.3     Johnson Outdoors Inc. Amended and Restated 1986 Stock Option          *
         Plan. (Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended July 2, 1993 and incorporated herein by reference.)

Exhibit                            Title                                Page No.

10.4     Registration Rights Agreement regarding Johnson Outdoors Inc.         *
         common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit
         10.6 to the Company's Form S-1 Registration Statement No.
         33-16998 and incorporated herein by reference.)

10.5     Registration Rights Agreement regarding Johnson Outdoors Inc.         *
         Class A common stock held by Mr. Samuel C. Johnson. (Filed as
         Exhibit 28 to the Company's Form 10-Q for the quarter ended
         March 29, 1991 and incorporated herein by reference.)

10.6+    Form of Restricted Stock Agreement. (Filed as Exhibit 10.8 to         *
         the Company's Form S-1 Registration Statement No. 33-23299 and incorporated herein by reference.)

10.7+    Form of Supplemental Retirement Agreement of Johnson                  *
         Diversified, Inc. (Filed as Exhibit 10.9 to the Company's
         Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.8+    Johnson Outdoors Retirement and Savings Plan. (Filed as               *
         Exhibit 10.9 to the Company's Form 10-K for the year ended
         September 29, 1989 and incorporated herein by reference.)

10.9+    Form of Agreement of Indemnity and Exoneration with Directors         *
         and Officers. (Filed as Exhibit 10.11 to the Company's Form
         S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.10    Consulting and administrative agreements with S. C. Johnson &         *
         Son, Inc. (Filed as Exhibit 10.12 to the Company's Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.11+   Johnson Outdoors Inc. 1994 Long-Term Stock Incentive Plan.            *
         (Filed as Exhibit 4 to the Company's Form S-8 Registration
         Statement No. 333-88091 and incorporated herein by reference.)

10.12+   Johnson Outdoors Inc. 1994 Non-Employee Director Stock                *
         Ownership Plan. (Filed as Exhibit 4 to the Company's Form S-8 Registration Statement No. 333-88089 and incorporated herein by reference.)

10.13+   Johnson Outdoors Economic Value Added Bonus Plan (Filed as            *
         Exhibit 10.15 to the Company's Form 10-K for the year ended
         October 3, 1997 and incorporated herein by reference.)

10.14+   Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan.            *
         (Filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

10.15+   Severance Agreement and Release, dated June 9, 2000, between          *
         the Company and Carl G. Schmidt.

11.      Statement regarding computation of per share earnings. (Note          *
         15 to the Consolidated Financial Statements of the Company's
         2000 Form 10-K is incorporated herein by reference.)

21.      Subsidiaries of the Company as of September 29, 2000.

23.      Consent of KPMG LLP.

27.      Financial Data Schedule (EDGAR version only)

99.      Definitive Proxy Statement for the 2001 Annual Meeting of             *
         Shareholders. Except to the extent specifically incorporated herein by reference, the Proxy Statement for the 2001 Annual
         Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form
         10-K. The Proxy Statement for the 2001 Annual Meeting of
         Shareholders will be filed with the Securities and Exchange
         Commission under regulation 14A within 120 days after the end of the Company's fiscal year.

* Incorporated herein by reference.
+ A management contract or compensatory plan or arrangement.

CONSOLIDATED FINANCIAL STATEMENTS


Table of Contents                                               Page

Report of Management.............................................F-1

Independent Auditors' Report.....................................F-1

Consolidated Balance Sheets......................................F-2

Consolidated Statements of Operations............................F-3

Consolidated Statements of Shareholders' Equity..................F-4

Consolidated Statements of Cash Flows............................F-5

Notes to Consolidated Financial Statements.......................F-6

REPORT OF MANAGEMENT

The management of Johnson Outdoors Inc. is responsible for the preparation and integrity of all financial statements and other information contained in this Form 10-K. We rely on a system of internal financial controls to meet the responsibility of providing accurate financial statements. The system provides reasonable assurances that assets are safeguarded, that transactions are executed in accordance with management's authorization and that the financial statements are prepared on a worldwide basis in accordance with accounting principles generally accepted in the United States of America.

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



/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer



/s/ Scott M. Vos
Scott M. Vos
Director of Financial Reporting

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the consolidated balance sheets of Johnson Outdoors Inc. and subsidiaries as of September 29, 2000 and October 1, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 29, 2000. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Johnson Outdoors Inc. and subsidiaries as of September 29, 2000 and October 1, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 29, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
KPMG LLP
Milwaukee, Wisconsin
November 6, 2000

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   September 29       October 1
(thousands, except share data)                                                             2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
         Cash and temporary cash investments                                          $  17,363      $    9,974
         Accounts receivable, less allowance for doubtful accounts of $3,895 and
             $3,236, respectively                                                        54,825          49,302
         Inventories                                                                     62,708          59,981
         Deferred income taxes                                                            4,613           4,718
         Other current assets                                                             4,685           5,644
         Net assets of discontinued operations                                               --          56,114
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    144,194         185,733
Property, plant and equipment, net                                                       37,369          35,323
Deferred income taxes                                                                    17,311          11,277
Intangible assets, net                                                                   57,866          65,599
Other assets                                                                              1,231           1,093
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 257,971      $  299,025
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities And Shareholders' Equity
Current liabilities:
         Short-term debt and current maturities of long-term debt                     $  59,462      $   49,327
         Accounts payable                                                                12,928          16,034
         Accrued liabilities:
                  Salaries and wages                                                      7,421           6,912
                  Income taxes                                                              140            (160)
                  Other                                                                  26,452          22,286
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               106,403          94,399
Long-term debt, less current maturities                                                  45,857          72,744
Other liabilities                                                                         4,879           4,704
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       157,139         171,847
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
         Preferred stock: none issued                                                        --              --
         Common stock:
            Class A shares issued: September 29, 2000, 6,924,630;
              October 1, 1999, 6,910,577                                                    346             345
            Class B shares issued (convertible into Class A shares):
              September 29, 2000, 1,222,729; October 1, 1999, 1,222,861                      61              61
         Capital in excess of par value                                                  44,291          44,205
         Retained earnings                                                               74,797          91,832
         Contingent compensation                                                            (77)           (134)
         Accumulated other comprehensive income - cumulative translation adjustment     (18,586)         (9,049)
         Treasury stock, Class A shares, at cost: October 1, 1999, 5,280                     --             (82)
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              100,832         127,178
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $ 257,971      $  299,025
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Year Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   September 29       October 1         October 2
-----------------------------------------------------------------------------------------------------------------------------------
(thousands, except per share data)                                                         2000            1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $ 347,288      $  305,094         $ 270,017
Cost of sales                                                                           212,076         184,424           163,216
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                            135,212         120,670           106,801
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
         Marketing and selling                                                           66,084          59,826            54,841
         Administrative management, finance and information systems                      28,442          26,372            22,835
         Research and development                                                         7,854           6,878             5,613
         Amortization of acquisition costs                                                2,951           2,912             2,495
         Profit sharing                                                                   2,793           2,396             1,273
         Strategic charges                                                                2,369           2,773             1,388
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                110,493         101,157            88,445
-----------------------------------------------------------------------------------------------------------------------------------
Operating profit                                                                         24,719          19,513            18,356
Interest income                                                                            (421)           (294)             (329)
Interest expense                                                                          9,799           9,565             9,631
Other (income) expense, net                                                                 261             223              (210)
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                                    15,080          10,019             9,264
Income tax expense                                                                        6,705           4,158             3,885
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                         8,375           5,861             5,379
Income (loss) from discontinued operations, net of income tax expense (benefit)
         of $(563), $771 and $52, respectively                                             (940)          1,161              (167)
Loss on disposal of discontinued operations, net of income tax benefit of $(1,840)      (24,418)             --                --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                       (16,983)          7,022             5,212
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
         Continuing operations                                                        $    1.03      $     0.72         $    0.66
         Discontinued operations                                                          (3.12)           0.15             (0.02)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                     $   (2.09)     $     0.87         $    0.64
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
         Continuing operations                                                        $    1.03      $     0.72         $    0.66
         Discontinued operations                                                          (3.12)           0.15             (0.02)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                     $   (2.09)     $     0.87         $    0.64
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Capital in                             Cumulative
                                                  Common Excess of   Retained    Contingent Translation  Treasury  Comprehensive
(thousands)                                        Stock Par Value   Earnings  Compensation  Adjustment      Stock    Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at October 3, 1997                           406     44,186    79,882           (85)     (6,356)      (302)
Net income                                            --        --      5,212            --          --         --       $ 5,212
Exercise of stock options                             --        --         (4)           --          --        146             --
Tax benefit of stock options exercised                --         6         --            --          --         --             --
Issuance of restricted stock                          --        13         --           (32)         --         32             --
Issuance of stock under employee stock purchase plan  --        --        (22)           --          --        177             --
Amortization of contingent compensation               --        --         --            90          --         --             --
Other treasury stock transactions                     --        --         --            --          --       (668)            --
Translation adjustment                                --        --         --            --       1,705         --          1,705
-----------------------------------------------------------------------------------------------------------------------------------

Balance at October 2, 1998                           406    44,205     85,068           (27)     (4,651)      (615)      $  6,917
Net income                                            --        --      7,022            --          --         --       $  7,022
Issuance of restricted stock                          --        --       (137)         (182)         --        319             --
Issuance of stock under employee stock purchase plan  --        --       (121)           --          --        214             --
Amortization of contingent compensation               --        --         --            75          --         --             --
Translation adjustment                                --        --         --            --      (4,398)        --         (4,398)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at October 1, 1999                           406    44,205     91,832          (134)     (9,049)       (82)      $  2,624
Net loss                                              --        --    (16,983)           --          --         --       $(16,983)
Issuance of restricted stock                          --        19         --           (19)         --         --             --
Issuance of stock under employee stock purchase plan   1        67        (52)           --          --         82             --
Amortization of contingent compensation               --        --         --            76          --         --             --
Translation adjustment                                --        --         --            --     (10,346)        --        (10,346)
Translation adjustment reclassified to net loss
         on sale of Fishing business                  --        --         --            --         809         --             --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 29, 2000                       $407   $44,291    $74,797          $(77)   $(18,586)     $  --       $(27,329)
----------------------------------------------------------------------------- ------------------------------------------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Year Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   September 29       October 1         October 2
(thousands)                                                                                2000            1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash Provided By Operations
Net income (loss)                                                                     $ (16,983)     $    7,022         $   5,212
Less income (loss) from discontinued operations                                         (25,358)          1,161              (167)
Income from continuing operations                                                         8,375           5,861             5,379
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
                  Depreciation and amortization                                          12,523          12,597            10,814
                  Provision for doubtful accounts receivable                              1,812           2,162               819
                  Provision for inventory reserves                                          853             801               269
                  Deferred income taxes                                                    (374)            (48)           (3,227)
Change in assets and liabilities, net of effect of businesses acquired or sold:
                  Accounts receivable                                                   (10,728)         (3,466)           (2,356)
                  Inventories                                                            (8,358)          1,012            (1,145)
                  Accounts payable and accrued liabilities                                3,910           5,975            (1,750)
                  Other, net                                                              1,738            (106)              308
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          9,751          24,788             9,111
-----------------------------------------------------------------------------------------------------------------------------------
Cash Provided By (Used For) Investing Activities
Proceeds from sale of business, net of cash                                              33,126              --                --
Payments for purchase of businesses, net of cash acquired                                  (864)        (13,584)          (12,772)
Net additions to property, plant and equipment                                          (14,075)        (13,035)          (11,636)
Sales of property, plant and equipment                                                    1,838             501             1,894
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         20,025         (26,118)          (22,514)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Provided By (Used For) Financing Activities
Issuance of senior notes                                                                     --              --            25,000
Principal payments on senior notes and other long-term debt                             (21,969)         (7,705)           (7,863)
Net change in short-term debt                                                             9,351           6,764            (8,424)
Common stock transactions                                                                    97              94              (352)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (12,521)           (847)            8,361
-----------------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                          (1,790)           (541)              216
Net cash provided by (used for) discontinued operations                                  (8,076)          2,361             8,223
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary cash investments                                7,389            (357)            3,397
Cash And Temporary Cash Investments
Beginning of year                                                                         9,974          10,331             6,934
-----------------------------------------------------------------------------------------------------------------------------------
End of year                                                                           $  17,363      $    9,974         $  10,331
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Johnson Outdoors Inc. is an integrated, global outdoor recreation products company engaged in the design, manufacture and marketing of brand name outdoor equipment, diving, watercraft and motors products.

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All monetary amounts, other than share and per share amounts, are stated in thousands and are from continuing operations.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Johnson Outdoors Inc. and all majority owned subsidiaries (the Company) and are stated in conformity with accounting principles generally accepted in the United States of America. Significant intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been restated to reflect the results of the Fishing business as a discontinued operation. See
Note 4.

The preparation of financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and operating results and the disclosure of commitments and contingent liabilities. Actual results could differ significantly from those estimates. For the Company, significant estimates include the allowance for doubtful accounts receivable, reserves for inventory valuation and the valuation allowance for deferred tax assets.

The Company's fiscal year ends on the Friday nearest September 30. The fiscal years ended September 29, 2000 (hereinafter 2000) and October 1, 1999 (hereinafter 1999) and October 2, 1998 (hereinafter 1998) each comprise 52 weeks.

Cash and Temporary Cash Investments
For purposes of the consolidated statements of cash flows, the Company considers all short-term investments in interest-bearing bank accounts, securities and other instruments with an original maturity of three months or less to be equivalent to cash.

The Company maintains cash in bank accounts in excess of insured limits. The Company has not experienced any losses as a result of this practice and does not believe that significant credit risk exists.

Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories attributable to continuing operations at the end of the respective years consist of the following:
-------------------------------------------------------------------------------
                                                    2000               1999
-------------------------------------------------------------------------------
Raw materials                                   $ 23,122           $ 22,702
Work in process                                    2,238              3,176
Finished goods                                    40,297             39,014
-------------------------------------------------------------------------------
                                                  65,657             64,892
Less reserves                                      2,949              4,911
-------------------------------------------------------------------------------
                                                $ 62,708           $ 59,981
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

Property, plant and equipment attributable to continuing operations at the end of the respective years consist of the following:
-------------------------------------------------------------------------------
                                                    2000               1999
-------------------------------------------------------------------------------
Property and improvements                       $  1,423           $  1,275
Buildings and improvements                        19,303             16,301
Furniture, fixtures and equipment                 82,994             74,667
-------------------------------------------------------------------------------
                                                 103,720             92,243
-------------------------------------------------------------------------------
Less accumulated depreciation                     66,351             56,920
-------------------------------------------------------------------------------
                                                $ 37,369           $ 35,323
-------------------------------------------------------------------------------

Intangible Assets
Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method with periods ranging from 15 to 40 years for goodwill and 3 to 16 years for patents, trademarks and other intangible assets.

Intangible assets attributable to continuing operations at the end of the respective years consist of the following:

-------------------------------------------------------------------------------
                                                    2000               1999
-------------------------------------------------------------------------------
Goodwill                                        $ 69,546           $ 75,254
Patents, trademarks and other                       4,122             4,110
-------------------------------------------------------------------------------
                                                  73,668             79,364
Less accumulated amortization                     15,802             13,765
-------------------------------------------------------------------------------
                                                $ 57,866           $ 65,599
-------------------------------------------------------------------------------

Impairment of Long-Lived Assets
The Company annually assesses the recoverability of property, plant and equipment and intangible assets, primarily by determining whether the depreciation and amortization of the balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the related businesses. The amount of impairment, if any, is measured primarily based on the deficiency of projected discounted future operating cash flows relative to the value of the assets, using a discount rate reflecting the Company's cost of capital, which currently approximates 10%.

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

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the United States during the year. At September 29, 2000, net undistributed earnings of foreign subsidiaries total approximately $55,500. A substantial portion of these unremitted earnings have been permanently invested abroad and no provision for federal or state taxes is made on these amounts. With respect to that portion of foreign earnings which may be returned to the United States, provision is made for taxes if the amounts are significant.

The Company's United States entities file a consolidated federal income tax return.

Employee Benefits
The Company and certain of its subsidiaries have various retirement and profit sharing plans. United States pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. Foreign plans are funded as expenses are incurred. The Company's policy is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto. Profit sharing and other retirement costs are funded at least annually.

Foreign Operations and Derivative Financial Instruments
Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange existing at the end of the year. Results of operations are translated at monthly average exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are classified as accumulated other comprehensive income, a separate component of shareholders' equity.

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

At September 29, 2000, foreign currency forward contracts and options with a notional value of approximately $5,100 are in place, hedging existing and anticipated transactions. Substantially all of these contracts mature in 2000. Failure of the counterparties to perform their obligations under these contracts would expose the Company to the risk of foreign currency rate movements for those contracts. The Company does not believe the risk is significant. At September 29, 2000, the fair value of these instruments is $(0.4).

Foreign currency swaps effectively denominate, in foreign currencies, existing U.S. dollar denominated debt of the Company. This foreign currency debt serves as a hedge of foreign assets. Accordingly, gains and losses on such swaps are recorded in shareholders' equity. At September 29, 2000, the fair value of these instruments is $3.0.

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of September 30, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in a cumulative after-tax gain in net income of approximately $1.8 million and an accumulated other comprehensive loss of approximately $3.0 million in the first quarter of fiscal 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.

Revenue Recognition
Revenue from sales is recognized on the accrual basis, primarily upon the shipment of products, net of estimated costs of returns and allowances.

Advertising
The Company expenses substantially all costs related to production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued in relation to sales.

Advertising expense attributable to continuing operations in 2000, 1999 and 1998 totals $18,435, $16,258 and $13,647, respectively. Capitalized costs attributable to continuing operations at September 29, 2000 and October 1, 1999 total $1,360 and $1,100, respectively, and primarily include catalogs and costs of advertising which has not yet run for the first time.

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

Pending Accounting Changes
In addition to SFAS 133 as previously noted, in December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101). An amendment in June 2000 delayed the effective date for the Company until the fourth quarter of 2001, which is when the Company will adopt the bulletin. The impact of adopting SAB 101 is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the fourth quarter of 2001. The impact of this consensus is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

Reclassifications
Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

2  STRATEGIC CHARGES

In 2000, 1999 and 1998, the Company recorded strategic charges totaling $2,369, $2,773 and $1,388, respectively. In 2000 strategic charges include severance, moving and other exit costs related primarily to the closure and relocation of a manufacturing facility in the Motors business. Severance costs included in the strategic charges totaled $1,469 and approximately 95 employees were impacted by these actions. Unexpended funds at year end related to these actions were approximately $750.

In 1999, a portion of the charges included severance, moving and recruiting costs related to the relocation of certain sales and marketing functions of the Company's Outdoor Equipment business. The balance of the charges were related to the integration of acquired businesses. Severance costs included in these charges totaled $1,101 and approximately 30 employees were impacted.

In 1998, strategic charges included severance and other exit related costs primarily for the integration of acquired companies in the Diving business. Severance costs totaled $781 and approximately 80 employees were impacted.


3  ACQUISITIONS

In April 2000, the Company completed the acquisition of the common stock of Pacific Kayak Ltd., a manufacturer of sit-on-top and sea touring kayaks located in Auckland, New Zealand. The initial purchase price, including direct expenses, for the acquisition was approximately $962, of which approximately $584 was recorded as intangible assets and is being amortized over 25 years. An additional payment in 2001 is dependent upon achievement of specified levels of sales of the acquired business.

In July 1999, the Company completed the acquisition of the common stock of Extrasport, Inc., a privately held manufacturer and marketer of personal flotation devices. The initial purchase price, including direct expenses, for the acquisition was approximately $3,300, of which approximately $2,500 was recorded as intangible assets and is being amortized over 25 years. In September 2000, an additional payment of approximately $150 was accrued. Additional payments in 2001 and 2002 are dependent upon achievement of specified levels of sales of the acquired business.

In April 1999, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Escape Sailboat Company LLC, a privately held manufacturer and marketer of recreational sailboats. The initial purchase price, including direct expenses, for the acquisition was approximately $4,800, of which approximately $3,100 was recorded as intangible assets and is being amortized over 25 years. An additional payment in 2001 is dependent upon achievement of specified levels of sales of the acquired business.

In December 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of True North Paddle & Necky Kayaks Ltd., a privately held manufacturer and marketer of Necky kayaks, and an affiliated entity. The initial purchase price, including direct expenses, for the acquisition was approximately $5,700, of which approximately $3,200 was recorded as intangible assets and is being amortized over 25 years. Additional payments of approximately $170 and $600 were earned in 2000 and 1999, respectively. Additional payments in the years 2001 through 2003 are dependent upon the achievement of specified levels of sales and profitability of the acquired business.

In February 1998, the Company completed the acquisition of the common stock of Leisure Life Limited, a privately held manufacturer and marketer of recreational watercraft. The purchase price, including direct expenses, for the acquisition was approximately $10,300, of which approximately $7,300 was recorded as intangible assets and is being amortized over 25 years.

In September 1997, subsequent to the end of the 1997 fiscal year, the Company completed the acquisitions of certain assets of Soniform, Inc., a manufacturer of diving buoyancy compensators, and the common stock of Plastiques L.P.A. Limitee, a privately held Canadian manufacturer of kayaks. The purchase prices for the acquisitions totaled approximately $3,400.

All acquisitions were accounted for using the purchase method and, accordingly, the Consolidated Financial Statements include the results of operations since the respective dates of acquisition. Additional payments, if required, will increase intangible assets.


4  SALE OF FISHING BUSINESS

In March 2000, the Company sold its Fishing business. As a result, operations and related assets and liabilities of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47,279, including $14,056 of accounts receivable retained by the Company and $2,367 of debt assumed by the buyer. The Company recorded a loss of $24,418, net of tax, related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. In addition, the Company recorded an after tax loss from operations up to the measurement date of $940 in 2000, an after tax gain of $1,161 in 1999 and an after tax loss of $167 in 1998.

Net sales of the Fishing group were $32,667, $59,184 and $58,508 for 2000, 1999 and 1998, respectively. Interest expense of $90, $154 and $1,016 that is directly attributable to the Fishing group is allocated to discontinued operations.


5  INDEBTEDNESS

Short-term debt at the end of the respective years consists of the following:

-------------------------------------------------------------------------------
                                                    2000               1999
-------------------------------------------------------------------------------
Commercial paper and bank loans                 $ 53,434           $ 43,380
Current maturities of long-term debt               6,028              5,947
-------------------------------------------------------------------------------
                                                $ 59,462           $ 49,327
-------------------------------------------------------------------------------

Short-term credit facilities provide for borrowings with interest rates set periodically by reference to market rates. Commercial paper rates are set by competitive bidding. The weighted average interest rate on short-term indebtedness was 7.6% and 6.2% at September 29, 2000 and October 1, 1999, respectively. The Company's primary facility is a $100,000 revolving credit agreement expiring in 2001, which includes a maximum amount of $80,000 in support of commercial paper issuance. The Company has lines of credit, both foreign and domestic, totaling $122,000 of which $63,000 is available at September 29, 2000. The Company also utilizes letters of credit for trade financing purposes.

Long-term debt at the end of the respective years consists of the following:

-------------------------------------------------------------------------------
                                                    2000               1999
-------------------------------------------------------------------------------
1998 senior notes                               $ 16,176           $ 24,981
1996 senior notes                                 29,700             45,000
Other long-term notes,
         maturing through January 2004             6,009              8,710
-------------------------------------------------------------------------------
                                                  51,885             78,691
Less current maturities                            6,028              5,947
-------------------------------------------------------------------------------
                                                $ 45,857           $ 72,744
-------------------------------------------------------------------------------

In 1998, the Company issued unsecured senior notes totaling $25,000 with an interest rate of 7.15%. Simultaneous with the commitment of the 1998 senior notes, the Company executed a foreign currency swap, denominating in Swiss francs all principal and interest payments required under the 1998 senior notes. The fixed, effective interest rate to be paid on the 1998 senior notes as a result of the currency swap is 4.32%. A portion of the proceeds from the divestiture of the Fishing business was used to make an unscheduled principal payment of $5,335 in March 2000. The 1998 senior notes have annual principal payments of $1,721 to $6,023 beginning October 2001 with a final payment due October 2007. Proceeds from issuance of the 1998 senior notes were used to reduce outstanding indebtedness under the Company's primary revolving credit facility.

$5,676 of the initial purchase price for the common stock of Uwatec AG is due in 2002. Interest on the deferred amounts is payable annually at 6%. This obligation is denominated in Swiss francs. A corresponding amount of the Company's primary revolving credit facility is reserved in support of this obligation through issuance of a letter of credit.

In 1996, the Company issued unsecured senior notes totaling $30,000 with an interest rate of 7.77% and $15,000 with an interest rate of 6.98%. A portion of the proceeds from the divestiture of the Fishing business was used to make an unscheduled principal payment of $9,800 in March 2000. Total annual principal payments ranging from $5,500 to $7,500 are due beginning in October 2000 through 2006.

Aggregate scheduled maturities of long-term debt in each of the five years ending September 2005 are as follows:

-------------------------------------------------------------------------------
Year
-------------------------------------------------------------------------------
2001                                                            $  6,000
2002                                                              13,500
2003                                                               7,800
2004                                                               9,300
2005                                                               5,400

Interest paid was $10,471, $9,740 and $8,921 for 2000, 1999 and 1998, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of the Company's long-term debt as of September 29, 2000 and October 1, 1999 is approximately $53,000 and $79,700, respectively. The carrying value of all other financial instruments approximates the fair value.

Certain of the Company's loan agreements require that Samuel C. Johnson, members of his family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a 51% majority of the directors. At September 29, 2000, the Johnson Family held approximately 3,300,000 shares or 48% of the Class A common stock, approximately 1,168,000 shares or 96% of the Class B common stock and approximately 78% of the voting power of both classes of common stock taken as a whole. The agreements also contain restrictive covenants regarding the Company's net worth, indebtedness, fixed charge coverage and distribution of earnings. The Company is in compliance with the restrictive covenants of such agreements, as amended from time to time.

6  LEASES AND OTHER COMMITMENTS

The Company leases certain operating facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases attributable to continuing operations having an initial term in excess of one year at September 29, 2000 are as follows:

-------------------------------------------------------------------------------
Year
-------------------------------------------------------------------------------
2001                                                              $5,200
2002                                                               4,400
2003                                                               2,800
2004                                                               1,900
2005                                                               1,700
Thereafter                                                         2,100
-------------------------------------------------------------------------------

Rental expense attributable to continuing operations under all leases was approximately $6,727, $6,438 and $5,719 for 2000, 1999 and 1998, respectively.

The Company makes commitments in a broad variety of areas, including capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

7  INCOME TAXES

Income tax expense (benefit) attributable to continuing operations for the respective years consists of the following:

-------------------------------------------------------------------------------
                                               2000         1999       1998
-------------------------------------------------------------------------------
Current:
         Federal                            $    17      $    34    $    56
         State                                  490          683        514
         Foreign                              6,572        3,489      6,542
Deferred                                       (374)         (48)    (3,227)
-------------------------------------------------------------------------------
                                            $ 6,705      $ 4,158    $ 3,885
-------------------------------------------------------------------------------

The significant components of deferred tax expense (benefit) attributable to continuing operations are as follows:

-------------------------------------------------------------------------------
                                               2000         1999       1998
-------------------------------------------------------------------------------
Deferred tax expense (benefit)
   (exclusive of effects of other
   components listed below)                 $  (822)    $     89   $ (2,967)
Increase (decrease) in beginning
   of the year balance of the
   valuation allowance for
   deferred tax assets                          448         (137)      (260)
-------------------------------------------------------------------------------
                                            $  (374)    $   (48)   $ (3,227)
-------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities attributable to continuing operations at the end of the respective years are presented below:

-------------------------------------------------------------------------------
                                                            2000       1999
-------------------------------------------------------------------------------
Deferred tax assets:
         Inventories                                     $ 1,966    $ 2,557
         Compensation                                      3,502      2,934
         Foreign income taxes                                 --         78
         Foreign tax credit carryforwards                  3,791      4,051
         Net operating loss carryforwards                 16,808     12,217
Other                                                      5,869      3,614
-------------------------------------------------------------------------------
Total gross deferred tax assets                           31,936     25,451
Less valuation allowance                                   7,783      7,183
-------------------------------------------------------------------------------
                                                          24,153     18,268
-------------------------------------------------------------------------------
Deferred tax liabilities:
         Foreign statutory reserves                        1,952      1,973
         Acquisition accounting                              277        300
-------------------------------------------------------------------------------
Total deferred tax liabilities                             2,229      2,273
-------------------------------------------------------------------------------
Net deferred tax asset                                  $ 21,924    $15,995
-------------------------------------------------------------------------------

Deferred tax assets relating to net operating losses of discontinued operation of $5,555 has been reflected as assets of continuing operations in 2000 as the benefit will ultimately be realized by the continuing operations.

Following is the income (loss) from continuing operations before income taxes for domestic and foreign operations:

-------------------------------------------------------------------------------
                                               2000         1999       1998
-------------------------------------------------------------------------------
United States                             $  (1,436)  $   (1,269)  $ (4,953)
Foreign                                      16,516       11,288     14,217
-------------------------------------------------------------------------------
                                          $  15,080   $   10,019   $  9,264
-------------------------------------------------------------------------------

The significant differences between the statutory federal tax rate and the effective income tax rates for income from continuing operations are as follows:

-------------------------------------------------------------------------------
                                               2000         1999       1998
-------------------------------------------------------------------------------
Statutory U.S. federal
         income tax rate                      34.0%         34.0%      34.0%
State income taxes, net of
         federal income tax benefit             3.8          0.7       (2.2)
Foreign rate differential                       1.4          5.1       10.6
Change in beginning of
         year valuation allowance               3.0           --         --
Foreign operating losses (benefit)              0.6          1.9       (1.4)
Other                                           1.7         (0.2)       0.9
-------------------------------------------------------------------------------
                                               44.5%        41.5%      41.9%
-------------------------------------------------------------------------------

At September 29, 2000, the Company has $3,791 of foreign tax credit carryforwards available to be offset against future U.S. tax liability. The credits expire in 2000 through 2005 if not utilized. These carryforwards have been fully reserved for in the valuation allowance.

At September 29, 2000, the Company has a U.S. federal operating loss carryforward of $28,712 and various state net operating loss carryforwards. During 2000, 1999 and 1998, foreign net operating loss carryforwards were utilized, resulting in a reduction in income tax expense of $152, $137 and $260, respectively. In addition, certain of the Company's foreign subsidiaries have net operating loss carryforwards totaling $1,189. These amounts are available to offset future taxable income over the next 14 to 20 years and are anticipated to be utilized during this period.

Taxes paid attributable to continuing operations were $9,935, $6,648 and $6,374 for 2000, 1999 and 1998, respectively.

8  EMPLOYEE BENEFITS

Net periodic pension cost for noncontributory pension plans includes the following components.
-------------------------------------------------------------------------------
                                               2000         1999       1998
-------------------------------------------------------------------------------
Service cost                                 $  315      $   273    $   301
Interest on projected
         benefit obligation                     763          713        697
Less return on plan assets                      592          558        520
Amortization of unrecognized:
         Net loss                                 4            4         15
         Prior service cost                      26           26         26
         Transition asset                       (81)         (81)       (81)
-------------------------------------------------------------------------------
Net amount recognized                        $  435      $   377    $   438
-------------------------------------------------------------------------------

The following provides a reconciliation of the changes in the plans benefit obligation and fair value of assets for 2000 and 1999 and a statement of the funded status at the end of each year:
-------------------------------------------------------------------------------
                                                            2000       1999
-------------------------------------------------------------------------------
Benefit obligation:
         Benefit obligation at beginning of year        $  9,604    $ 9,456
         Service cost                                        315        273
         Interest cost                                       763        713
         Actuarial (gain) loss                               259       (257)
         Benefits paid                                      (609)      (581)
-------------------------------------------------------------------------------
Benefit obligation at end of year                       $ 10,332    $ 9,604
-------------------------------------------------------------------------------
Fair value of plan assets:
         Fair value of plan assets at beginning of year $  8,070    $ 7,515
         Actual return on plan assets                        888        860
         Company contributions                               271        276
         Benefits paid                                      (609)      (581)
-------------------------------------------------------------------------------
Fair value of plan assets at end of year                $  8,620    $ 8,070
-------------------------------------------------------------------------------
Funded status:
         Funded status of the plan                      $ (1,712)   $(1,534)
         Unrecognized net loss                                80          4
         Unrecognized prior service cost                     148        174
         Unrecognized transition asset                      (291)      (372)
-------------------------------------------------------------------------------
Net liability recognized                                $ (1,775)   $(1,728)
-------------------------------------------------------------------------------

The following summarizes the components of the net liability recognized in the consolidated balance sheets at the end of the respective years:

-------------------------------------------------------------------------------
                                                            2000       1999
-------------------------------------------------------------------------------
Prepaid benefit cost                                   $      --   $     55
Accrued benefit liability                                 (1,775)    (1,783)
-------------------------------------------------------------------------------
Net liability recognized                               $  (1,775)  $ (1,728)
-------------------------------------------------------------------------------

Plan assets are invested primarily in stock and bond mutual funds and insurance contracts.

Actuarial assumptions used to determine the projected benefit obligation and the net periodic pension cost are as follows:

-------------------------------------------------------------------------------
                                               2000         1999       1998
-------------------------------------------------------------------------------
Discount rate                                     8%           8%         8%
Long-term rate of return                          8            8          8
Average salary increase rate                      5            5          5
-------------------------------------------------------------------------------

A majority of the Company's full-time employees are covered by profit sharing and defined contribution programs. Participating entities determine profit sharing distributions under various performance and service based formulas.

9  PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

10 COMMON STOCK

Common stock at the end of the respective years consists of the following:
-------------------------------------------------------------------------------
                                                          2000         1999
-------------------------------------------------------------------------------
Class A, $.05 par value:
         Authorized                                 20,000,000   20,000,000
         Outstanding                                 6,924,630    6,905,297
Class B, $.05 par value:
         Authorized                                  3,000,000    3,000,000
         Outstanding                                 1,222,729    1,222,861
-------------------------------------------------------------------------------

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2000, 1999 and 1998, respectively, 132, 1,000 and 4,054 shares of Class B common stock were converted into Class A common stock.

11 STOCK OWNERSHIP PLANS

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

A summary of stock option activity related to the Company's plans is as follows:

-------------------------------------------------------------------------------
                                                              Weighted Average
                                                       Shares   Exercise Price
-------------------------------------------------------------------------------
Outstanding at October 3, 1997                        686,521           $18.32
Granted                                               247,000            17.01
Exercised                                             (10,243)           13.96
Cancelled                                            (321,217)           19.11
-------------------------------------------------------------------------------
Outstanding at October 2, 1998                        602,061            17.43
Granted                                               353,000             8.53
Cancelled                                            (176,224)           14.67
-------------------------------------------------------------------------------
Outstanding at October 1, 1999                        778,837            14.02
Granted                                               268,500             7.58
Cancelled                                             (95,107)           15.23
-------------------------------------------------------------------------------
Outstanding at September 29, 2000                     952,230           $12.08
-------------------------------------------------------------------------------

Other information regarding the Company's stock option plans is as follows:

-------------------------------------------------------------------------------
                                             2000        1999             1998
-------------------------------------------------------------------------------
Options exercisable at end of year        441,544     324,990          257,055
Weighted average exercise
         price of exercisable options      $15.99       18.63           $19.14
-------------------------------------------------------------------------------
Weighted average fair value of
         options granted during the year     3.20        3.31             6.82
-------------------------------------------------------------------------------

At September 29, 2000, the weighted average remaining contractual life of stock options outstanding is approximately 7.6 years. Exercise prices of outstanding stock options range from $6.25 to $25.31 at September 29, 2000.

Had compensation cost for the Company's stock options been determined using the fair value method, the Company's pro forma operating results would have been as follows:

-------------------------------------------------------------------------------
                                             2000        1999             1998
-------------------------------------------------------------------------------
Income from continuing operations         $ 7,744     $ 5,221          $ 4,776
Diluted earnings per common share
         from continuing operations       $  0.95     $  0.64          $  0.59
-------------------------------------------------------------------------------

For purposes of calculating pro forma operating results, the fair value of each option grant was estimated using the Black-Scholes option pricing model with an expected volatility of 35%, a risk free rate equivalent to five year U.S. Treasury securities and an expected life of five years. The pro forma operating results reflect only options granted after 1995.

The Company's employee stock purchase plan provides for the issuance of up to 150,000 shares of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. During 2000, 1999 and 1998, 16,701, 13,722 and 11,325 shares, respectively, were issued under this plan.

12  RELATED PARTY TRANSACTIONS

Various transactions are conducted between the Company and organizations controlled by the Johnson Family. These include consulting services, office rental, royalties and certain administrative activities. Total net costs of these transactions are $542, $474 and $248 for 2000, 1999 and 1998, respectively.

13  SEGMENTS OF BUSINESS

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

A summary of the Company's continuing operations by business segment is presented below:
-------------------------------------------------------------------------------
                                             2000        1999             1998
-------------------------------------------------------------------------------
Net sales:
   Outdoor equipment:
      Unaffiliated customers            $ 103,454   $  92,367        $  77,566
      Interunit transfers                      67          14               28
   Watercraft:
      Unaffiliated customers               84,025      66,461           47,517
      Interunit transfers                     397         260              266
   Diving:
      Unaffiliated customers               82,246      80,200           90,116
      Interunit transfers                       5           9               10
   Motors:
      Unaffiliated customers               76,424      64,260           53,249
      Interunit transfers                   1,363       1,783            1,678
   Other                                    1,139       1,806            1,569
   Eliminations                            (1,832)     (2,066)          (1,982)
-------------------------------------------------------------------------------
                                        $ 347,288   $ 305,094        $ 270,017
-------------------------------------------------------------------------------
Operating profit (loss):
   Outdoor equipment                    $   8,182   $   3,546        $   1,987
   Watercraft                              10,327      12,598            8,658
   Diving                                  10,832       4,749           10,193
   Motors                                   3,936       3,497            1,156
   Other                                   (8,558)     (4,877)          (3,638)
-------------------------------------------------------------------------------
                                        $  24,719   $  19,513        $  18,356
-------------------------------------------------------------------------------
Identifiable assets:
   Outdoor equipment                    $  49,512   $  47,760
   Watercraft                              63,394      54,458
   Diving                                  87,818      89,706
   Motors                                  30,208      25,483
   Discontinued operations, net                --      56,114
   Other                                   27,039      25,504
-------------------------------------------------------------------------------
                                        $ 257,971   $ 299,025
-------------------------------------------------------------------------------

A summary of the Company's continuing operations by geographic area is presented below:

-------------------------------------------------------------------------------
                                             2000        1999             1998
-------------------------------------------------------------------------------
Net sales:
   United States:
      Unaffiliated customers            $ 232,014   $ 190,743        $ 156,252
      Interarea transfers                   6,540       6,622            8,427
   Europe:
      Unaffiliated customers               88,213      90,445           91,973
      Interarea transfers                   7,800       6,510            6,642
   Other                                   27,061      23,906            21,792
   Interarea transfers                      7,863       5,495             1,737
   Eliminations                           (22,203)    (18,627)          (16,806)
-------------------------------------------------------------------------------
                                        $ 347,288   $ 305,094        $ 270,017
-------------------------------------------------------------------------------
Identifiable assets:
   United States                        $ 148,186   $ 129,874
   Europe                                  91,684      92,933
   Other                                   18,101      20,104
   Discontinued operations, net                --      56,114
-------------------------------------------------------------------------------
                                        $ 257,971   $ 299,025
-------------------------------------------------------------------------------

14  VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts:
------------------------------------------------------------------------------------------------------------
                                                        Additions    Reserves of
                                         Balance at    Charged to     Businesses                     Balance
                                          Beginning     Costs and       Acquired         Less         at End
                                            of Year      Expenses        or Sold   Deductions        of Year
------------------------------------------------------------------------------------------------------------
Year ended
 September 29, 2000:
    Allowance for
      doubtful accounts                      $3,236        $1,812           $ --       $1,153         $3,895
    Reserves for
      inventory valuation                     4,911           853             --        2,815          2,949
Year ended
 October 1, 1999:
    Allowance for
      doubtful accounts                       2,153         2,161             14        1,092          3,236
    Reserves for
      inventory valuation                     5,196           801             --        1,086          4,911
Year ended
 October 2, 1998:
    Allowance for
      doubtful accounts                       2,388           734             35        1,004          2,153
    Reserves for
      inventory valuation                     6,009           270            120        1,203          5,196
------------------------------------------------------------------------------------------------------------

Deductions include the net impact of foreign currency fluctuations on the respective accounts.

15  EARNINGS PER SHARE

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share.

The following sets forth the computation of basic and diluted earnings per common share:

-------------------------------------------------------------------------------
                                             2000        1999          1998
-------------------------------------------------------------------------------
Income from continuing
         operations for basic and
         diluted earnings per share           $8,375      $5,861        $5,379
-------------------------------------------------------------------------------
Weighted average shares outstanding        8,139,340   8,108,781     8,100,415
Less nonvested restricted stock               17,265      12,206         5,509
-------------------------------------------------------------------------------
Basic average common shares                8,122,075   8,096,575     8,094,906
Dilutive stock options and restricted stock    8,208      11,653        18,924
-------------------------------------------------------------------------------
Diluted average common shares              8,130,283   8,108,228     8,113,830
-------------------------------------------------------------------------------
Basic earnings per common share
         from continuing operations            $1.03       $0.72         $0.66
-------------------------------------------------------------------------------
Diluted earnings per common share
         from continuing operations            $1.03       $0.72         $0.66
-------------------------------------------------------------------------------

16  LITIGATION

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

17  QUARTERLY FINANCIAL SUMMARY (unaudited)

The following summarizes quarterly operating results:
------------------------------------------------------------------------------------------------------------------------------------
                                              First Quarter          Second Quarter           Third Quarter        Fourth Quarter
------------------------------------------------------------------------------------------------------------------------------------
                                          2000         1999        2000        1999        2000        1999       2000      1999
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                              $56,201     $ 48,144    $ 96,703    $ 84,644   $ 114,003    $101,134   $ 80,381    $71,172
Gross profit                            21,912       17,811      39,070      34,629      45,337      42,107     28,893     26,123
Operating profit loss                      139       (3,121)      9,584       8,288      13,912      13,690      1,084        656
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                            (1,035)      (3,038)      3,896       3,220       5,958       6,359       (444)      (680)
Income (loss) from discontinued
  operations                              (940)          19          --       1,157          --         725         --       (740)
Loss on disposal of discontinued
  operations                           (23,109)          --      (1,309)         --          --          --         --         --
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     $(25,084)    $ (3,019)   $  2,587     $ 4,377   $   5,958    $  7,084   $   (444)   $(1,420)
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per
  common share:
    Continuing operations               $(0.13)    $  (0.37)   $   0.48     $  0.40   $    0.73    $   0.79   $  (0.05)   $ (0.09)
    Discontinued operations              (2.96)          --       (0.16)       0.14          --        0.09         --      (0.09)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $(3.09)    $  (0.37)   $   0.32     $  0.54   $    0.73    $   0.88   $  (0.05)   $ (0.18)
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per
  common share:
    Continuing operations               $(0.13)    $  (0.37)   $   0.48     $  0.40   $    0.73    $   0.78   $  (0.05)   $ (0.09)
    Discontinued operations              (2.96)          --       (0.16)       0.14          --        0.09         --      (0.09)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $(3.09)    $  (0.37)   $   0.32     $  0.54   $    0.73    $   0.87   $  (0.05)   $ (0.18)
------------------------------------------------------------------------------------------------------------------------------------
