Form 10-Q
period 2000-12-29
JOHNSON OUTDOORS INC
filed 2001-02-12
CIK 788329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 29, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of January 31, 2001, 6,924,630 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding.


================================================================================

                              JOHNSON OUTDOORS INC.


                             Index                                      Page No.
--------------------------------------------------------------------    --------

PART I       FINANCIAL INFORMATION

             Item 1.   Financial Statements

                       Consolidated Statements of Operations -
                       Three months ended December 29, 2000 and             1
                       December 31, 1999

                       Consolidated Balance Sheets - December 29,
                       2000, September 29, 2000 and December 31,            2
                       1999

                       Consolidated Statements of Cash Flows -
                       Three months ended December 29, 2000 and             3
                       December 31, 1999

                       Notes to Consolidated Financial Statements           4

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        8

             Item 3.   Quantitative and Qualitative Disclosures
                       About Market Risk                                    12

PART II      OTHER INFORMATION

             Item 6.   Exhibits and Reports on Form 8-K                     12

                       Signatures

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                              JOHNSON OUTDOORS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

------------------------------------------------------------------------------------------
(thousands, except per share data)                                   Three Months Ended
------------------------------------------------------------------------------------------
                                                          December 29       December 31
                                                                 2000              1999
------------------------------------------------------------------------------------------
Net sales                                                     $ 57,619          $ 56,201
Cost of sales                                                   35,426            34,289
------------------------------------------------------------------------------------------
Gross profit                                                    22,193            21,912
------------------------------------------------------------------------------------------
Operating expenses:
   Marketing and selling                                        13,635            13,134
   Administrative management, finance and
     information systems                                         6,866             6,065
   Research and development                                      1,823             1,651
   Amortization and write-down of intangibles                    3,227               761
   Profit sharing                                                  211               110
   Strategic charges                                                --                52
------------------------------------------------------------------------------------------
Total operating expenses                                        25,762            21,773
------------------------------------------------------------------------------------------
Operating profit (loss)                                         (3,569)              139
Interest income                                                   (164)             (105)
Interest expense                                                 2,082             2,272
Other expense, net                                                 (81)             (211)
------------------------------------------------------------------------------------------
Loss from continuing operations before
 income taxes                                                   (5,406)           (1,817)
Income tax benefit                                              (2,177)             (782)
------------------------------------------------------------------------------------------
Loss from continuing operations before
   cumulative effect of change in accounting
   principle                                                    (3,229)           (1,035)
Loss from discontinued operations, net of
   tax of $563                                                      --              (940)
Loss on disposal of discontinued operations,
   net of tax of $2,801                                             --            (23,109)
Cumulative effect of change in accounting principle,
   net of tax of $845                                            1,755                --
------------------------------------------------------------------------------------------
Net loss                                                      $ (1,474)         $(25,084)
==========================================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations                                      $  (0.40)         $  (0.13)
   Discontinued operations                                          --             (2.96)
   Cumulative effect of change in accounting
      principle                                                   0.22                --
------------------------------------------------------------------------------------------
Net loss                                                      $  (0.18)         $  (3.09)
==========================================================================================
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations                                      $  (0.40)         $  (0.13)
   Discontinued operations                                          --             (2.96)
   Cumulative effect of change in accounting principle            0.22                --
------------------------------------------------------------------------------------------
Net loss                                                      $  (0.18)         $  (3.09)
==========================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                 December 29    September 29     December 31
(thousands, except share data)                                          2000            2000            1999
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and temporary cash investments                              $ 14,896        $ 17,363        $  8,936
   Accounts receivable, less allowance for doubtful accounts
      of $4,048, $3,895 and $3,340, respectively                      55,829          54,825          48,871
   Inventories                                                        80,106          62,708          72,605
   Deferred income taxes                                               3,822           4,613           7,679
   Other current assets                                                5,198           4,685           5,990
   Net assets of discontinued operations                                  --              --          38,356
-------------------------------------------------------------------------------------------------------------
Total current assets                                                 159,851         144,194         182,437
Property, plant and equipment                                         37,569          37,369          36,227
Deferred income taxes                                                 17,256          17,311          15,376
Intangible assets                                                     56,895          57,866          61,712
Other assets                                                           1,470           1,231           1,835
-------------------------------------------------------------------------------------------------------------
Total assets                                                        $273,041        $257,971        $297,587
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long-term debt         $ 97,068        $ 59,462        $ 88,210
   Accounts payable                                                   13,933          12,928          18,446
   Accrued liabilities:
      Salaries and wages                                               5,926           7,421           5,016
      Income taxes                                                    (3,274)            140          (4,003)
      Other                                                           14,088          26,452          22,115
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                            127,741         106,403         129,784
Long-term debt, less current maturities                               40,829          45,857          64,573
Other liabilities                                                      5,038           4,879           4,797
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                    173,608         157,139         199,154
-------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock: none issued                                           --              --              --
   Common stock:
   Class A shares issued:
      December 29, 2000, 6,924,630;
      September 29, 2000, 6,924,630;
      December 31, 1999, 6,910,709                                       346             346             345
   Class B shares issued (convertible into Class A):
      1,222,729                                                           61              61              61
   Capital in excess of par value                                     44,291          44,291          44,205
   Retained earnings                                                  73,323          74,797          66,746
   Contingent compensation                                               (69)            (77)           (115)
   Accumulated other comprehensive income:
      Cumulative foreign currency translation adjustment             (18,519)        (18,586)        (12,727)
   Treasury stock: Class A shares, at cost:
      December 31, 1999, 5,280                                            --              --             (82)
-------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                            99,433         100,832          98,433
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                          $273,041        $257,971        $297,587
=============================================================================================================


        The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


------------------------------------------------------------------------------------------------------
 (thousands)                                                                     Three Months Ended
------------------------------------------------------------------------------------------------------
                                                                          December 29    December 31
                                                                                 2000           1999
------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net loss                                                                     $ (1,474)      $(25,084)
Less loss from discontinued operations                                             --        (24,049)
Less income from cumulative effect of change in accounting principle            1,755             --
------------------------------------------------------------------------------------------------------
Loss from continuing operations before cumulative effect of change in
   accounting principle                                                        (3,229)        (1,035)
Adjustments to reconcile income from continuing operations to net cash used for operating activities of continuing
   operations :
      Depreciation and amortization                                             3,100          3,073
      Deferred income taxes                                                       660         (2,826)
      Impairment of goodwill                                                    2,526             --
Change in assets and liabilities, net of effect of businesses acquired or sold:
   Accounts receivable                                                           (176)          (499)
   Inventories                                                                (15,642)       (14,131)
   Accounts payable and accrued liabilities                                   (17,522)        (2,761)
   Other, net                                                                    (923)           728
------------------------------------------------------------------------------------------------------
                                                                              (31,206)       (17,451)
------------------------------------------------------------------------------------------------------
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business, net of cash acquired                          (339)            --
Net additions to property, plant and equipment                                 (2,662)        (3,449)
------------------------------------------------------------------------------------------------------
                                                                               (3,001)        (3,449)
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Principal payments on senior notes and other long-term debt                    (6,000)        (5,500)
Net change in short-term debt                                                  36,947         36,823
Common stock transactions                                                          --             --
------------------------------------------------------------------------------------------------------
                                                                               30,947         31,323
------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                   793           (485)
Net cash used for discontinued operations                                          --        (10,976)
------------------------------------------------------------------------------------------------------
Decrease in cash and temporary cash investments                                (2,467)        (1,038)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                            17,363          9,974
------------------------------------------------------------------------------------------------------
End of period                                                                $ 14,896       $  8,936
======================================================================================================


        The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



1    Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of December 29, 2000 and the results of operations and cash flows for the three months ended December 29, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

     Because of seasonal and other factors, the results of operations for the three months ended December 29, 2000 are not necessarily indicative of the results to be expected for the full year.

     All monetary amounts, other than share and per share amounts, are stated in thousands.

     Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Note 7.

2    Change in Accounting Principle

     Effective September 30, 2000, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.

     The adoption of SFAS 133 resulted in a decrease in net loss of $1,755, a decrease in deferred income tax assets of $845, an increase in accrued liabilities of $374 and a reduction in accumulated other comprehensive income of $2,974 for derivative instruments not designated as hedging instruments. Unrealized gains on certain derivative instruments were previously recorded as a component of accumulated other comprehensive income.

3    Income Taxes

     The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

4    Inventories

     Inventories related to continuing operations at the end of the respective periods consist of the following:

     ---------------------------------------------------------------------------
                          December 29        September 29          December 31
                                 2000                2000                 1999
     ---------------------------------------------------------------------------
     Raw materials             $28,477              $23,122             $26,542
     Work in process             2,947                2,238               3,127
     Finished goods             51,584               40,297              47,653
     ---------------------------------------------------------------------------
                                83,008               65,657              77,322
     Less reserves               2,902                2,949               4,717
     ---------------------------------------------------------------------------
                               $80,106              $62,708             $72,605
     ===========================================================================


5    Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle:

     ------------------------------------------------------------------------------------------
                                                                          Three Months Ended
     ------------------------------------------------------------------------------------------
                                                                  December 29     December 31
                                                                         2000            1999
     ------------------------------------------------------------------------------------------
     Loss from continuing operations before cumulative
         effect of change in accounting principle for basic
         and diluted earnings per share                               $(3,229)        $(1,035)
     ==========================================================================================
     Weighted average common shares outstanding                     8,147,359       8,128,158
     Less nonvested restricted stock                                   14,500          20,500
     ------------------------------------------------------------------------------------------
     Basic and diluted average common shares                        8,132,859       8,107,658
     ==========================================================================================
     Basic and diluted earnings per common share from
         continuing operations before cumulative effect of
         change in accounting principle                                $(0.40)         $(0.13)
     ==========================================================================================


6    Stock Ownership Plans

     A summary of stock option activity related to the Company's plans is as follows:

     --------------------------------------------------------------------------
                                                             Weighted Average
                                                  Shares       Exercise Price
     --------------------------------------------------------------------------
     Outstanding at September 29, 2000           952,230               $12.08
     Granted                                     189,000                 5.31
     Cancelled                                    (9,733)               20.73
     --------------------------------------------------------------------------
     Outstanding at December 29, 2000          1,131,497               $10.88
     ==========================================================================

     Options to purchase 921,305 shares of common stock with a weighted average exercise price of $12.77 per share were outstanding at December 31, 1999.

7    Sale of Fishing Business

     In March 2000, the Company sold its Fishing business. As a result, operations and related assets and liabilities of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47,279, including $14,056 of accounts receivable retained by the Company and $2,367 of debt assumed by the buyer. The Company recorded a loss of $24,418, net of tax ($23,109 of which was recognized in the three month period ended December 31, 1999), related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. In addition, the Company recorded an after tax loss from operations up to the measurement date of $940 in the three months ending December 31, 1999.


8    Comprehensive Income

     Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

     Comprehensive income (loss) for the respective periods consists of the following:

     ---------------------------------------------------------------------------
                                                            Three Months Ended
     ---------------------------------------------------------------------------
                                                    December 29     December 31
                                                           2000            1999
     ---------------------------------------------------------------------------
     Net income (loss)                                  $(1,474)       $(25,084)
     Translation adjustment                               3,041          (3,678)
     Reclassification adjustment for change
      in accounting principle                            (2,974)             --
     ---------------------------------------------------------------------------
     Comprehensive income (loss)                        $(1,407)       $(28,762)
     ===========================================================================

9    Segments of Business

     The Company conducts its worldwide operations through separate global business units, each of which represent major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company does not believe it has unusual risk related to concentrations in volume of business with a particular customer or supplier, or concentrations in revenue from a particular product.

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

     A summary of the Company's operations by business unit is presented below:

     ---------------------------------------------------------------------------
                                                         Three Months Ended
     ---------------------------------------------------------------------------
                                                   December 29     December 31
                                                          2000            1999
     ---------------------------------------------------------------------------
     Net sales:
        Outdoor equipment:
           Unaffiliated customers                    $  21,058       $  18,007
           Interunit transfers                              14               3
        Diving:
           Unaffiliated customers                       16,009          16,033
           Interunit transfers                               1              --
        Watercraft:
           Unaffiliated customers                       10,549          10,076
           Interunit transfers                              35              16
        Motors:
           Unaffiliated customers                        9,975          11,361
           Interunit transfers                             164             370
        Other                                               28             724
        Eliminations                                      (214)           (389)
     ---------------------------------------------------------------------------
                                                     $  57,619       $  56,201
     ===========================================================================
     Operating profit (loss):
        Outdoor equipment                            $   1,298       $     660
        Diving                                           1,816           1,479
        Watercraft                                      (1,114)            273
        Motors                                          (3,301)           (801)
        Other                                           (2,268)         (1,472)
     ---------------------------------------------------------------------------
                                                     $  (3,569)      $     139
     ===========================================================================
     Identifiable assets (end of period):
        Outdoor equipment                            $  47,848       $  45,944
        Diving                                          95,178          89,053
        Watercraft                                      74,220          63,069
        Motors                                          32,985          32,092
        Discontinued operations, net                        --          38,356
        Other                                           22,810          29,073
     ---------------------------------------------------------------------------
                                                     $ 273,041       $ 297,587
     ===========================================================================

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months ended December 29, 2000 and December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 2000 Annual Report on Form 10-K.


Forward Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, actions of companies that compete with the Company, the Company's success in managing inventory, movements in foreign currencies or interest rates and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Results of Continuing Operations

Net sales for the three months ended December 29, 2000 totaled $57.6 million, an increase of 2.5% or $1.4 million, compared to $56.2 million in the three months ended December 31, 1999. Three of the four business units showed sales growth over the prior year on a volume basis, lead primarily by the Outdoor Equipment group which had a $2.8 million increase in military tent sales. The Motors business experienced a sales decline of 12.2% versus the year ago period, due primarily to two reasons: first the bankruptcy of OMC and second, last year reflected a build-up in sales as the Company prepared to exit the third-party OEM motor business at its Lake Electric plant. Excluding those two items, sales were flat with the prior year period.

The Diving and Outdoor Equipment businesses were adversely impacted by foreign currency movements, resulting in more moderate increases in sales for the three months ended December 29, 2000. Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were lower for the three months ended December 29, 2000 as compared to the corresponding period of the prior year. Excluding the impact of fluctuations in foreign currencies, net sales increased 8.1% for the three months ended December 29, 2000.

Gross profit as a percentage of sales was 38.5% for the three months ended December 29, 2000 compared to 39.0% in the corresponding period in the prior year. Margin declines in the Watercraft business and, to a lesser extent, the Outdoor Equipment business, more than offset margin improvement in the Diving and Motors businesses. The Watercraft business continues to experience operational efficiency issues due to rapid growth. Product mix from an emphasis on higher margin regulators, buoyancy compensators and fins contributed to improved margins for the Diving business. The Motors business benefited from the synergies resulting from consolidating the Lake Electric plant into the Mankato plant, which was completed in the prior year.

The Company recognized an operating loss of $3.6 million for the three months ended December 29, 2000 compared to an operating profit of $0.1 million for the corresponding period of the prior year. Included in the operating loss for the three months ended December 29, 2000 is a $2.5 million write-down for impaired goodwill identified while considering the divestiture of a small non-strategic business. Excluding this item, our operating loss was $1.1 million. The decline from the prior year period is related to the Watercraft business, which saw operating profit decline $1.4 million. Additional investments in marketing, distribution and research & development, in the amount of $0.8 million, contributed to this decline. Operating profits for Diving and Outdoor Equipment were strong, increasing $1.0 million over the prior year period.

Interest expense totaled $2.1 million for the three months ended December 29, 2000 compared to $2.3 million for the corresponding period of the prior year. In the current period, the Company unwound a foreign currency swap agreement related to their 1998 senior note commitment. The gain realized from this action approximated the gain recorded from the adoption of SFAS 133. The Company's effective tax rate for the three months ended December 29, 2000 was 40.3%, down from the corresponding period of the prior year due to the geographic mix of earnings occurring in lower tax jurisdictions.

The Company recognized a loss from continuing operations before cumulative effect of change in accounting principle of $3.2 million in the three months ended December 29, 2000 compared to a loss of $1.0 million in the corresponding period of the prior year. Loss per common share from continuing operations before cumulative effect of change in accounting principle totaled $0.40 for the three months ended December 29, 2000 compared to a loss of $0.13 in the prior year.


Discontinued Operations

In March 2000, the Company sold its Fishing business. As a result, operations and related assets and liabilities of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47.3 million, including $14.1 million of accounts receivable retained by the Company and $2.4 million of debt assumed by the buyer. The Company recorded a loss of $24.4 million, net of tax ($23.1 million of which was recognized in the three month period ended December 31, 1999), related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. In addition, the Company recorded an after tax loss from operations up to the measurement date of $0.9 million in the three months ended December 31, 1999.


Change in Accounting Principle

Effective September 30, 2000, the Company adopted SFAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.

The adoption of SFAS 133 resulted in a decrease in net loss of $1.8 million, a decrease in deferred income tax assets of $0.8 million, an increase in accrued liabilities of $0.4 million and a reduction in accumulated other comprehensive income of $3.0 million for derivative instruments not designated as hedging instruments. Unrealized gains on certain derivative instruments were previously recorded as a component of accumulated other comprehensive income.

Net loss

Net loss for the three months ended December 29, 2000 was $1.5 million or $0.18 per diluted share compared to a loss of $25.1 million or $3.09 per diluted share for the corresponding period of the prior year.


Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.


                                   Operations

Cash flows used for operations totaled $31.2 million for the three months ended December 29, 2000 and $17.5 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $0.2 million for the three months ended December 29, 2000 and $0.5 million for the corresponding period of the prior year due to sales growth. Average days of sales outstanding are slightly higher than the prior year. Seasonal growth in inventories of $15.6 million for the three months ended December 29, 2000 and $14.1 million for the corresponding period of the prior year also accounted for a significant portion of the net usage of funds. Inventory turns, on a twelve month rolling average basis, improved as of December 29, 2000 compared to the corresponding period of the prior year. The Company has increased production of its products in order to meet seasonal demand, primarily in Watercraft and Outdoor Equipment.

Accounts payable and accrued liabilities decreased $17.5 million for the three months ended December 29, 2000 and decreased $2.8 million for the corresponding period of the prior year. The Company paid employee benefits, which were higher than prior year levels due to the Company's improved performance, and paid the final settlement amount related to the sale of the Fishing business.

Depreciation and amortization charges were $3.1 million for the three months ended December 29, 2000, equal to the amount for the corresponding period of the prior year.

Deferred income tax assets decreased $0.7 million for the three months ended December 29, 2000. The Company recorded a write-down of impaired goodwill for $2.5 million related to the potential divestiture of a small, non-strategic business.


                              Investing Activities

Expenditures for property, plant and equipment were $2.7 million for the three months ended December 29, 2000 and $3.5 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. The decrease in capital expenditures in the current year is due primarily to investments to increase manufacturing capacity in the Company's Watercraft business included in the prior year. In 2001, capitalized expenditures are anticipated to total approximately $10.5 million. These expenditures are expected to be funded by working capital or existing credit facilities. The Company acquired a small business in the first quarter of the current year, which increased tangible and intangible assets by $0.3 million, net of cash and liabilities assumed.


                              Financing Activities

Cash flows from financing activities totaled $30.9 million for the three months ended December 29, 2000 and $31.3 million for the corresponding period of the prior year. The Company made principal payments on senior notes of $6.0 million in the current year and $5.5 million in the prior year. The increase in short-term debt was used to fund the operating and investing activities.

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


                                 Interest Rates

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. In the current period, the Company unwound a foreign currency swap agreement related to their 1998 senior note commitment. As a result, the fixed effective interest rate to be paid on the note is 7.15%.


                                   Commodities

Certain components used in the Company's products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.


                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at December 29, 2000:

-------------------------------------------------------------------------------
(millions)                                                Estimated Impact on
-------------------------------------------------------------------------------
                                                              Earnings Before
                                         Fair Value              Income Taxes
-------------------------------------------------------------------------------
Foreign exchange rate instruments              $1.0                      $1.0
Interest rate instruments                       1.2                       0.4
===============================================================================

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


Pending Accounting Changes

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). An amendment in June 2000 delayed the effective date for the Company until the fourth quarter of 2001, which is when the Company will adopt the bulletin. The impact of adopting SAB 101 is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

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


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        None

(b)        Reports on Form 8-K.

           No reports on Form 8-K were filed during the three months ended December 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JOHNSON OUTDOORS INC.
Date: February 12, 2001
                                         /s/ Helen P. Johnson-Leipold
                                         ---------------------------------------
                                         Helen P. Johnson-Leipold
                                         Chairman and Chief Executive Officer



                                         /s/ Scott M. Vos
                                         ---------------------------------------
                                         Scott M. Vos
                                         Director of Financial Reporting
                                         (Principal Accounting Officer)