Form 10-Q
period 2001-03-30
JOHNSON OUTDOORS INC
filed 2001-05-14
CIK 788329

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


                  For the quarterly period ended March 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-16255

                              JOHNSON OUTDOORS INC.
             (Exact name of Registrant as specified in its charter)


             Wisconsin
  (State or other jurisdiction of                        39-1536083
  incorporation or organization)            (I.R.S. Employer Identification No.)


                  1326 Willow Road, Sturtevant, Wisconsin 53177
                    (Address of principal executive offices)


                                 (262) 884-1500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 26, 2001, 6,945,762 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding.


================================================================================

                              JOHNSON OUTDOORS INC.


                               Index                                    Page No.
----------------------------------------------------------------------- --------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations - Three months
                  and six months ended March 30, 2001 and March 31, 2000      1

                  Consolidated Balance Sheets - March 30, 2001,
                  September 29, 2000 and March 31, 2000                       2

                  Consolidated Statements of Cash Flows - Six months
                  ended March 30, 2001 and March 31, 2000                     3

                  Notes to Consolidated Financial Statements                  4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                       13

PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders        13

         Item 6.  Exhibits and Reports on Form 8-K                           13

                  Signatures                                                 14

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                                       JOHNSON OUTDOORS INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)
----------------------------------------------------------------------------------------------------------------------------
(thousands, except per share data)                              Three Months Ended                   Six Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                             March 30         March 31          March 30         March 31
                                                                 2001             2000              2001             2000
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $  96,765         $  96,703       $  154,384        $  152,903
Cost of sales                                                  59,361            57,633           94,787            91,921
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   37,404            39,070           59,597            60,982
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                      19,294            18,398           32,929            31,532
    Administrative management, finance and
        information systems                                     7,918             7,108           14,784            13,172
    Research and development                                    2,089             1,819            3,912             3,470
    Amortization and write-down of intangibles                    696               740            3,923             1,501
    Profit sharing                                                812               753            1,023               864
    Strategic charges                                              --               668               --               720
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       30,809            29,486           56,571            51,259
----------------------------------------------------------------------------------------------------------------------------
Operating profit                                                6,595             9,584            3,026             9,723
Interest income                                                  (123)             (144)            (287)             (249)
Interest expense                                                2,867             2,912            4,949             5,185
Other expense (income), net                                       135                86               54              (126)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
    income taxes                                                3,716             6,730           (1,690)            4,913
Income tax expense (benefit)                                    1,513             2,834             (664)            2,052
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
    cumulative effect of change in accounting
    principle                                                   2,203             3,896           (1,026)            2,861
Loss from discontinued operations, net of tax of $563              --                --               --              (940)
Loss on disposal of discontinued operations, net of
    tax of $2,801                                                  --            (1,309)              --           (24,418)
Cumulative effect of change in accounting principle,
    net of tax of $845                                             --                --            1,755                --
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $   2,203         $   2,587       $      729        $  (22,497)
----------------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                   $    0.27         $    0.48       $    (0.13)       $     0.35
    Discontinued operations                                        --             (0.16)              --             (3.12)
    Cumulative effect of change in accounting
        principle                                                  --                --             0.22                --
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $    0.27         $    0.32       $     0.09             (2.77)
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                      JOHNSON OUTDOORS INC.

                                   CONSOLIDATED BALANCE SHEETS
                                           (unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                              March 30        September 29           March 31
(thousands, except share data)                                                  2001             2000                   2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                                     $    6,699          $   17,363         $    3,189
    Accounts receivable, less allowance for doubtful accounts of
        $3,645, $3,895 and $3,625, respectively                                 80,743              54,825             78,918
    Inventories                                                                 81,525              62,708             76,166
    Deferred income taxes                                                        3,827               4,613              7,796
    Other current assets                                                         5,767               4,685              5,563
    Net assets of discontinued operations                                           --                  --             12,444
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                           178,561             144,194            184,076
Property, plant and equipment                                                   37,167              37,369             37,170
Deferred income taxes                                                           17,411              17,311             15,479
Intangible assets                                                               54,026              57,866             59,811
Other assets                                                                       993               1,231              2,214
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                $  288,158          $  257,971         $  298,750
===============================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt                $  109,213          $   59,462         $   99,009
    Accounts payable                                                            17,119              12,928             22,488
    Accrued liabilities:
        Salaries and wages                                                       5,684               7,421              5,172
        Income taxes                                                                --                 140                 --
        Other                                                                   14,447              26,452             19,744
-------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      146,463             106,403            146,413
Long-term debt, less current maturities                                         40,372              45,857             47,826
Other liabilities                                                                4,619               4,879              4,761
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                              191,454             157,139            199,000
-------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                                    --                  --                 --
    Common stock:
    Class A shares issued:
        March 30, 2001, 6,945,762;
        September 29, 2000, 6,924,630;
        March 31, 2000, 6,924,630                                                  347                 346                346
    Class B shares issued (convertible into Class A):  1,222,729                    61                  61                 61
    Capital in excess of par value                                              44,410              44,291             44,291
    Retained earnings                                                           75,526              74,797             69,282
    Contingent compensation                                                        (96)                (77)              (115)
    Accumulated other comprehensive income:
        Cumulative foreign currency translation adjustment                     (23,544)            (18,586)           (14,115)
-------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      96,704             100,832             99,750
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $  288,158          $  257,971         $  298,750
===============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                   JOHNSON OUTDOORS INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)

----------------------------------------------------------------------------------------------------------------------------
 (thousands)                                                                                        Six Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                               March 30           March 31
                                                                                                   2001               2000
----------------------------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net income (loss)                                                                            $      729         $  (22,497)
Less loss from discontinued operations                                                               --            (25,358)
Less income from cumulative effect of change in accounting principle                              1,755                 --
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before cumulative effect of change in
    accounting principle                                                                         (1,026)             2,861
Adjustments to reconcile income (loss) from continuing operations to net cash used for operating activities of continuing operations :
        Depreciation and amortization                                                             6,300              6,504
        Deferred income taxes                                                                       645             (2,836)
        Impairment of goodwill                                                                    2,526                 --
Change in assets and liabilities, net of effect of businesses acquired or sold:
    Accounts receivable                                                                         (26,967)           (31,625)
    Inventories                                                                                 (19,630)           (19,033)
    Accounts payable and accrued liabilities                                                    (10,303)             3,248
    Other, net                                                                                   (1,919)             2,654
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (50,374)           (38,227)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of business, net of cash                                                          --             33,126
Payments for purchase of business, net of cash acquired                                            (339)              (706)
Net additions to property, plant and equipment                                                   (5,196)            (7,308)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (5,535)            25,112
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Principal payments on senior notes and other long-term debt                                      (6,000)           (20,729)
Net change in short-term debt                                                                    51,146             46,734
Common stock transactions                                                                            70                 98
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 45,216             26,103
----------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                                      29               (774)
Net cash used for discontinued operations                                                            --            (18,999)
----------------------------------------------------------------------------------------------------------------------------
Decrease in cash and temporary cash investments                                                 (10,664)            (6,785)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                              17,363              9,974
----------------------------------------------------------------------------------------------------------------------------
End of period                                                                                $    6,699         $    3,189
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1     Basis of Presentation

      The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of March 30, 2001 and the results of operations and cash flows for the three months and six months ended March 30, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

      Because of seasonal and other factors, the results of operations for the three months and six months ended March 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      All monetary amounts, other than share and per share amounts, are stated in thousands.

      Certain amounts as previously reported have been reclassified to conform with the current period presentation. See Note 7.

2     Change in Accounting Principle

      Effective September 30, 2000, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.

      The adoption of SFAS 133 resulted in a decrease in net loss of $1,755, a decrease in deferred income tax assets of $845, an increase in accrued liabilities of $374 and a reduction in accumulated other comprehensive income of $2,974 for derivative instruments not designated as hedging instruments. Unrealized gains on certain derivative instruments were previously recorded as a component of accumulated other comprehensive income. See additional disclosures under the Market Risk Management section of Item 2.


3     Income Taxes

      The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

                             JOHNSON OUTDOORS INC.

4     Inventories

      Inventories related to continuing operations at the end of the respective periods consist of the following:

      ---------------------------------------------------------------------------------------------------------------
                                                         March 30             September 29                March 31
                                                             2001                     2000                    2000
      ---------------------------------------------------------------------------------------------------------------
      Raw materials                                      $  26,295               $  23,122                $  27,716
      Work in process                                        2,851                   2,238                    2,428
      Finished goods                                        55,419                  40,297                   50,502
      ---------------------------------------------------------------------------------------------------------------
                                                            84,565                  65,657                   80,646
      Less reserves                                          3,040                   2,949                    4,480
      ---------------------------------------------------------------------------------------------------------------
                                                         $  81,525               $  62,708                $  76,166
      ===============================================================================================================

5     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle:

      --------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended              Six Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                             March 30       March 31       March 30       March 31
                                                                 2001           2000           2001           2000
      --------------------------------------------------------------------------------------------------------------
      Income (loss) from continuing operations
           before cumulative effect of change in
           accounting principle for basic and
           diluted earnings per share                    $      2,203   $      3,896   $     (1,026)  $      2,861
      --------------------------------------------------------------------------------------------------------------
      Weighted average common shares
           outstanding                                      8,161,989      8,134,478      8,154,674      8,131,318
      Less nonvested restricted stock                          18,033         19,429         16,267         19,965
      --------------------------------------------------------------------------------------------------------------
      Basic average common shares                           8,143,956      8,115,049      8,138,407      8,111,353
      Dilutive stock options and restricted stock              23,313          7,187             --         10,826
      --------------------------------------------------------------------------------------------------------------
      Diluted average common shares                         8,167,269      8,122,236      8,138,407      8,122,179
      --------------------------------------------------------------------------------------------------------------
      Basicand diluted earnings (loss) per
           common share from continuing
           operations before cumulative effect of
           change in accounting principle                $       0.27   $       0.48   $     (0.13)   $       0.35
      --------------------------------------------------------------------------------------------------------------

6     Stock Ownership Plans

      A summary of stock option activity related to the Company's plans is as follows:

      --------------------------------------------------------------------------------------------------------------
                                                                                                  Weighted Average
                                                                     Shares                         Exercise Price
      --------------------------------------------------------------------------------------------------------------
      Outstanding at September 29, 2000                             952,230                                 $12.08
      Granted                                                       210,000                                   5.42
      Cancelled                                                     (42,101)                                 22.83
      --------------------------------------------------------------------------------------------------------------
      Outstanding at March 30, 2001                               1,120,129                                 $10.43
      --------------------------------------------------------------------------------------------------------------

                             JOHNSON OUTDOORS INC.

      Options to purchase 924,395 shares of common stock with a weighted average exercise price of $12.53 per share were outstanding at March 31, 2000.

7     Sale of Fishing Business

      In March 2000, the Company sold its Fishing business. As a result, operations and related assets and liabilities of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47,279, including $14,056 of accounts receivable retained by the Company and $2,367 of debt assumed by the buyer. The Company recorded a loss of $24,418, net of tax, related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. In addition, the Company recorded an after tax loss from operations up to the measurement date of $940 in the six months ended March 31, 2000.

8     Strategic Charges

      In the prior year second quarter, the Company recorded severance and other exit costs totaling $668, relating primarily to the closure and relocation of a manufacturing facility in the Motors business. Total charges related to this action were approximately $2,100 and approximately 90 employees were impacted. As of March 30, 2001, unexpended funds related to this action were approximately $170. There were no strategic charges recorded in the current year.

9     Comprehensive Income

      Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

      Comprehensive income (loss) for the respective periods consists of the following:

      --------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                    Six Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                    March 30          March 31          March 30         March 31
                                                        2001              2000              2001             2000
      --------------------------------------------------------------------------------------------------------------
      Net income (loss)                             $  2,203          $  2,587          $    729       $  (22,497)
      Translation adjustment                          (5,025)           (2,197)           (1,984)          (5,875)
      Translation adjustment reclassified
          to cumulative effect of change in
          accounting principle                            --                --            (2,974)              --
      Translation adjustment reclassified
          to loss on disposal of
          discontinued operations                         --               809                --              809
      --------------------------------------------------------------------------------------------------------------
      Comprehensive income (loss)                   $ (2,822)         $  1,199          $ (4,229)      $  (28,372)
      --------------------------------------------------------------------------------------------------------------

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

                             JOHNSON OUTDOORS INC.


      an appropriate profit margin. Identifiable assets represent assets that are used in the Company's operations in each business unit at the end of the periods presented.

      A summary of the Company's operations by business unit is presented below:

      --------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                   Six Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                    March 30          March 31          March 30         March 31
                                                        2001              2000              2001             2000
      --------------------------------------------------------------------------------------------------------------
      Net sales:
          Outdoor equipment:
              Unaffiliated customers              $   32,362        $   29,394        $   53,420       $   47,401
              Interunit transfers                         33                20                46               22
          Diving:
              Unaffiliated customers                  20,317            20,717            36,325           36,751
              Interunit transfers                         --                 2                 5                2
          Watercraft:
              Unaffiliated customers                  21,579            21,616            32,128           31,692
              Interunit transfers                        149               253               185              269
          Motors:
              Unaffiliated customers                  22,505            24,569            32,480           35,930
              Interunit transfers                        257               813               421            1,183
          Other                                            2               405                31            1,130
          Eliminations                                  (439)           (1,086)             (657)          (1,477)
      --------------------------------------------------------------------------------------------------------------
                                                  $   96,765        $   96,703        $  154,384       $  152,903
      --------------------------------------------------------------------------------------------------------------
      Operating profit (loss):
          Outdoor equipment                       $    3,683        $    2,957        $    4,981       $    3,617
          Diving                                       1,669             1,924             3,485            3,403
          Watercraft                                   1,514             3,748               400            4,022
          Motors                                       2,300             3,036            (1,001)           2,235
          Other                                       (2,571)           (2,081)           (4,839)          (3,554)
      --------------------------------------------------------------------------------------------------------------
                                                  $    6,595        $    9,584        $    3,026       $    9,723
      --------------------------------------------------------------------------------------------------------------
      Identifiable assets (end of period):
          Outdoor equipment                                                           $   57,490       $   55,711
          Diving                                                                          83,634           89,702
          Watercraft                                                                      83,948           76,650
          Motors                                                                          39,210           40,524
          Discontinued operations, net                                                        --           12,444
          Other                                                                           23,876           23,719
      --------------------------------------------------------------------------------------------------------------
                                                                                      $  288,158       $  298,750
      --------------------------------------------------------------------------------------------------------------

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion includes comments and analysis relating to the Company's results of operations and financial condition as of and for the three months and six months ended March 30, 2001 and March 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 2000 Annual Report on Form 10-K.


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


Results of Continuing Operations

Net sales for the three months ended March 30, 2001 totaled $96.8 million, compared to $96.7 million in the three months ended March 31, 2000. Two of the four business units (Outdoor Equipment and Diving) showed sales growth over the prior year on a volume basis (excluding the impact of currency fluctuations), lead primarily by the Outdoor Equipment group which had a $3.5 million increase in military tent sales.

Net sales for the six months ended March 30, 2001 totaled $154.4 million, an increase of 1.0% or $1.5 million, compared to $152.9 million in the six months ended March 31, 2000. Three of the four business units (Outdoor Equipment, Diving and Watercraft) showed sales growth over the prior year on a volume basis, lead primarily by the Outdoor Equipment group which had a $6.3 million increase in military tent sales and a $1.5 million increase in Jack Wolfskin sales. The Motors business experienced a sales decline of 11% versus the year ago period, due primarily to two reasons: first, the bankruptcy of Outboard Marine Corporation and second, sales in the six months ended March 31, 2000 reflected a build-up as the Company prepared to exit the third-party OEM motor business at its Lake Electric plant. Excluding those two items, sales were flat compared with the prior year period. Unseasonable weather and softness in the economy has impacted sales for the Company and for the outdoor recreation industry as a whole.

Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were lower for the three months and six months ended March 30, 2001 as compared to the corresponding period of the prior year. The Diving and Outdoor Equipment businesses were adversely impacted by foreign currency movements. Excluding the impact of fluctuations in foreign currencies, net sales for the Company increased 2% and 4% for the three months and six months ended March 30, 2001, respectively.

Gross profit as a percentage of sales was 38.7% for the three months ended March 30, 2001 compared to 40.4% for the corresponding period of the prior year. Margin declines in the Watercraft and Motors businesses more than offset margin improvement in the Diving and Outdoor Equipment businesses.

Gross profit as a percentage of sales was 38.6% for the six months ended March 30, 2001 compared to 39.9% for the corresponding period of the prior year. Margin declines in the Watercraft business and, to a lesser extent, the Motors business, more than offset margin improvement in the Diving and Outdoor Equipment businesses. The Watercraft business was impacted by labor and overhead absorption issues due to lower than projected sales volume. Product mix, emphasizing higher margin regulators, buoyancy compensators and fins, contributed to improved margins for the Diving business. The Outdoor Equipment business benefited from higher sales volume from military tents and Jack Wolfskin in Europe.

The Company recognized an operating profit of $6.6 million for the three months ended March 30, 2001, compared to an operating profit of $9.6 million for the corresponding period of the prior year. For the six months ended March 30, 2001, operating profit declined to $3 million, from $9.7 million in the prior year. Included in the operating profit for the six months ended March 30, 2001 is a $2.5 million write-down for impaired goodwill identified while considering the divestiture of a small non-strategic business in the Motors business. Excluding this item, our operating profit was $5.6 million. The decline from the prior year period is related to the Watercraft business, which saw operating profit decline $3.6 million. In addition to margin shortfalls, additional investments in marketing, distribution, research and development, and finance to support recent growth of the business unit, contributed to this decline. Operating profits for Outdoor Equipment were strong, increasing $1.4 million over the prior year period.

Interest expense totaled $2.9 million and $4.9 million for the three months and six months ended March 30, 2001, respectively, compared to $2.9 million and $5.2 million for the corresponding period of the prior year. In the current year, the Company unwound a foreign currency swap agreement related to the 1998 senior note commitment. The gain realized from this action approximated the gain recorded from the adoption of SFAS 133. The Company's effective tax rate for the six months ended March 30, 2001 was 39.3%, down from 41.8% for the corresponding period of the prior year due to the geographic mix of earnings occurring in lower tax jurisdictions.

The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $2.2 million in the three months ended March 30, 2001, compared to income of $3.9 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $0.27 for the three months ended March 30, 2001 compared to $0.48 in the prior year. The Company recognized a loss from continuing operations before cumulative effect of change in accounting principle of $1.0 million in the six months ended March 30, 2001, compared to income of $2.9 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $(0.13) for the six months ended March 30, 2001 compared to $0.35 in the prior year.


Discontinued Operations

In March 2000, the Company sold its Fishing business. As a result, operations and related assets and liabilities of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47.3 million, including $14.1 million of accounts receivable retained by the Company and $2.4 million of debt assumed by the buyer. The Company recorded a loss of $24.4 million, net of tax, related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. In addition, the Company recorded an after tax loss from operations up to the measurement date of $0.9 million in the six months ended March 31, 2000.

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

The adoption of SFAS 133 resulted in a decrease in net loss of $1.8 million, a decrease in deferred income tax assets of $0.8 million, an increase in accrued liabilities of $0.4 million and a reduction in accumulated other comprehensive income of $3 million for derivative instruments not designated as hedging instruments. Unrealized gains on certain derivative instruments were previously recorded as a component of accumulated other comprehensive income.

Net income (Loss)

Net income for the three months ended March 30, 2001 was $2.2 million or $0.27 per diluted share compared to $2.6 million or $0.32 per diluted share for the corresponding period of the prior year. Net income for the six months ended March 30, 2001 was $0.7 million or $0.09 per diluted share compared to a loss of $(22.5) million or $(2.77) per diluted share for the corresponding period of the prior year.


Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.


                                   Operations

Cash flows used for operations totaled $50.4 million for the six months ended March 30, 2001 and $38.2 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $27.0 million for the six months ended March 30, 2001 and $31.6 million for the corresponding period of the prior year due to sales growth. Average days of sales outstanding are equal to the prior year. Seasonal growth in inventories of $19.6 million for the six months ended March 30, 2001 and $19.0 million for the corresponding period of the prior year also accounted for a significant portion of the net usage of funds. Inventory turns, on a twelve month rolling average basis, are down slightly as of March 30, 2001 compared to the corresponding period of the prior year. The Company has increased production of its products in order to meet seasonal demand, primarily in Watercraft and Outdoor Equipment.

Accounts payable and accrued liabilities decreased $10.3 million for the six months ended March 30, 2001 and increased $3.2 million for the corresponding period of the prior year. The Company paid employee benefits, which were higher than prior year levels due to the Company's improved performance, and paid amounts related to the sale of the Fishing business.

Depreciation and amortization charges were $6.3 million for the six months ended March 30, 2001, compared to $6.5 million for the corresponding period of the prior year.

Deferred income tax assets decreased $0.6 million for the six months ended March 30, 2001, compared to an increase of $2.8 million in the prior year. In the current year, the Company recorded a write-down of impaired goodwill for $2.5 million related to the potential divestiture of a small, non-strategic business in the Motors group.

                              Investing Activities

Expenditures for property, plant and equipment were $5.2 million for the six months ended March 30, 2001 and $7.3 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. The decrease in capital expenditures in the current year is due primarily to investments to increase manufacturing capacity in the Company's Watercraft business included in the prior year. In 2001, capitalized expenditures are anticipated to total approximately $9.1 million. These expenditures are expected to be funded by working capital or existing credit facilities. The Company acquired a small business in the first quarter of the current year, which increased tangible and intangible assets by $0.3 million, net of cash acquired and liabilities assumed.


                              Financing Activities

Cash flows from financing activities totaled $45.2 million for the six months ended March 30, 2001 and $26.1 million for the corresponding period of the prior year. The Company made principal payments on senior notes of $6.0 million in the current year and $20.7 million in the prior year. The increase in short-term debt was used to fund the operating and investing activities.


Market Risk Management

The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to certain of these market risks is managed by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of a variety of derivative financial instruments. Derivatives are used only where there is an underlying exposure, not for trading or speculative purposes.


                               Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Swiss and French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies. As of March 30, 2001, the Company had forward contracts to sell German marks and purchase U.S. dollars with a notional value of $7.0 million.

                                 Interest Rates

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. In the first quarter, the Company unwound a foreign currency swap agreement related to their 1998 senior note commitment. As a result, the fixed effective interest rate to be paid on the note became 7.15%. As of March 30, 2001, there are no interest rate instruments in place.

                                   Commodities

Certain components used in the Company's products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.


                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at March 30, 2001:

--------------------------------------------------------------------------------------------------------------
(millions)                                                                               Estimated Impact on
--------------------------------------------------------------------------------------------------------------
                                                                                             Earnings Before
                                                                        Fair Value              Income Taxes
--------------------------------------------------------------------------------------------------------------
Foreign exchange rate instruments                                             $0.7                      $0.7
Interest rate instruments                                                      1.3                       0.4
--------------------------------------------------------------------------------------------------------------

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

In September 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This issue addresses the definition of shipping and handling costs and the income statement classification of these costs and amounts billed to customers for shipping and handling costs. The Company will adopt this consensus in the fourth quarter of 2001. Upon adoption, shipping and handling costs billed to customers and reported as marketing and selling expenses in the income statement will be reclassified and reported as a component of net sales. The Company is still evaluating the amount of the reclassification.

In May 2000, the EITF reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the second quarter of 2002. The impact of this consensus is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

In April 2001, the EITF reached a consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services. This Issue addresses when consideration from a vendor to a retailer or distributor in connection with the purchase of the vendor's products to promote sales of the vendor's products should be classified in the vendor's income statement as a reduction of revenue or expense. The Company will adopt this consensus in the second fiscal quarter of 2002. The impact of this consensus is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."

PART II       OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting on January 31, 2001, the shareholders voted to elect the following individuals as directors for terms that expire at the next annual meeting and voted against a shareholder proposal:

------------------------------------------------------------------------------------------------------------------------
                                                             Votes Cast                                         Broker
                                         Votes Cast For         Against Votes Withheld       Abstentions     Non-Votes
------------------------------------------------------------------------------------------------------------------------

Class A Directors:
-----------------
Glenn N. Rupp                                 6,313,545               0         58,918                 0             0
Terry E. London                               6,313,108               0         59,355                 0             0

Class B Directors:
-----------------
Samuel C. Johnson                             1,102,557               0              0                 0             0
Helen P. Johnson-Leipold                      1,102,557               0              0                 0             0
Thomas F. Pyle, Jr.                           1,102,557               0              0                 0             0
Gregory E. Lawton                             1,102,557               0              0                 0             0


Shareholder proposal to sell the
   Company                                      314,405      15,685,069              0           105,551     1,293,008

Votes cast for or against and abstentions with respect to the proposal reflects that holders of Class B shares are entitled to 10 votes per share for matters other than the election of directors.

Item 6.     Exhibits and Reports on Form 8-K

(a)         The following documents are filed as part of this Form 10-Q

            None

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended March 30, 2001.

                              JOHNSON OUTDOORS INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     JOHNSON OUTDOORS INC.

Date: May 14, 2001
                                     /s/ Helen P. Johnson-Leipold
                                     -------------------------------------------
                                     Helen P. Johnson-Leipold
                                     Chairman and Chief Executive Officer



                                     /s/ Scott M. Vos
                                     -------------------------------------------
                                     Scott M. Vos
                                     Corporate Controller
                                     (Principal Accounting Officer)