Form 10-Q
period 2001-06-29
JOHNSON OUTDOORS INC
filed 2001-08-13
CIK 788329

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


                  For the quarterly period ended June 29, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 24, 2001, 6,945,762 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding.


================================================================================

                              JOHNSON OUTDOORS INC.


                              Index                                   Page No.
---------------------------------------------------------------   -------------

PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Statements of Operations - Three
                   months and nine months ended June 29, 2001 and
                   June 30, 2000                                            1

                   Consolidated Balance Sheets - June 29, 2001,
                   September 29, 2000 and June 30, 2000                     2

                   Consolidated Statements of Cash Flows - Nine
                   months ended June 29, 2001 and June 30, 2000             3

                   Notes to Consolidated Financial Statements               4

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            9

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                             14

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                        14

                   Signatures                                              15

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                    JOHNSON OUTDOORS INC.

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (unaudited)
----------------------------------------------------------------------------------------------------------------------------
(thousands, except per share data)                                       Three Months Ended               Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                    June 29         June 30         June 29         June 30
                                                                       2001            2000            2001            2000
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 111,421       $ 114,003       $ 265,805       $ 266,906
Cost of sales                                                        67,375          68,666         162,162         160,587
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                         44,046          45,337         103,643         106,319
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                            20,084          19,025          53,013          50,558
    Administrative management, finance and
        information systems                                           7,173           7,324          21,957          20,497
    Research and development                                          1,730           2,273           5,642           5,744
    Amortization and write-down of intangibles                          668             723           4,591           2,224
    Profit sharing                                                    1,091           1,465           2,114           2,325
    Strategic charges                                                   300             615             300           1,336
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                             31,046          31,425          87,617          82,684
----------------------------------------------------------------------------------------------------------------------------
Operating profit                                                     13,000          13,912          16,026          23,635
Interest income                                                        (116)           (101)           (403)           (350)
Interest expense                                                      2,336           2,423           7,285           7,608
Other expense, net                                                      166             289             220             164
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income
    taxes                                                            10,614          11,301           8,924          16,213
Income tax expense                                                    4,331           5,343           3,667           7,395
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative
    effect of change in accounting principle                          6,283           5,958           5,257           8,818
Loss from discontinued operations, net of tax of $563                    --              --              --            (940)
Loss on disposal of discontinued operations, net of tax
    of $2,801                                                            --              --              --         (24,418)
Cumulative effect of change in accounting principle, net
    of tax of $845                                                       --              --           1,755              --
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $   6,283        $  5,958       $   7,012       $ (16,540)
----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                         $    0.77        $   0.73       $    0.64       $    1.09
    Discontinued operations                                              --              --              --           (3.12)
    Cumulative effect of change in accounting principle                  --              --            0.22              --
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $    0.77        $   0.73       $    0.86       $   (2.03)
----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                         $    0.77        $   0.73       $    0.64       $    1.08
    Discontinued operations                                              --              --              --           (3.12)
    Cumulative effect of change in accounting principle                  --              --            0.22              --
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $    0.77        $   0.73       $    0.86       $   (2.04)
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                                       JOHNSON OUTDOORS INC.

                                                    CONSOLIDATED BALANCE SHEETS
                                                            (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                June 29        September 29            June 30
(thousands, except share data)                                                     2001                2000               2000
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalent                                                  $  16,927           $  17,363          $   6,806
    Accounts receivable, less allowance for doubtful accounts of
        $3,768, $3,895 and $3,727, respectively                                  74,178              54,825             78,144
    Inventories                                                                  67,183              62,708             71,537
    Deferred income taxes                                                         3,849               4,613              7,804
    Other current assets                                                          4,476               4,685              3,252
    Net assets of discontinued operations                                            --                  --              1,038
--------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                            166,613             144,194            168,581
Property, plant and equipment                                                    36,855              37,369             37,940
Deferred income taxes                                                            17,473              17,311             15,492
Intangible assets                                                                52,809              57,866             60,450
Other assets                                                                      1,138               1,231              1,381
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 274,888           $ 257,971          $ 283,844
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt                  $  94,911           $  59,462          $  76,382
    Accounts payable                                                             12,989              12,928             18,286
    Accrued liabilities:
        Salaries and wages                                                        5,803               7,421              6,821
        Other                                                                    15,428              26,592             23,412
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       129,131             106,403            124,901
Long-term debt, less current maturities                                          39,225              45,857             48,013
Other liabilities                                                                 4,754               4,879              4,871
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                               173,110             157,139            177,785
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                                     --                  --                 --
    Common stock:
    Class A shares issued:
        June 29, 2001, 6,945,762;
        September 29, 2000, 6,924,630;
        June 30, 2000, 6,924,630                                                    347                 346                346
    Class B shares issued (convertible into Class A):  1,222,729                     61                  61                 61
    Capital in excess of par value                                               44,410              44,291             44,291
    Retained earnings                                                            81,809              74,797             75,240
    Unearned compensation                                                           (70)                (77)               (96)
    Accumulated other comprehensive income:
        Cumulative foreign currency translation adjustment                      (24,779)            (18,586)           (13,783)
--------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      101,778             100,832            106,059
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $ 274,888           $ 257,971          $ 283,844
--------------------------------------------------------------------------------------------------------------------------------

                       The accompanying notes are an integral part of the consolidated financial statements.

                                                    JOHNSON OUTDOORS INC.

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (unaudited)
----------------------------------------------------------------------------------------------------------------------------
 (thousands)                                                                                             Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                                June 29            June 30
                                                                                                   2001               2000
----------------------------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net income (loss)                                                                              $  7,012          $ (16,541)
Less loss from discontinued operations                                                               --            (25,359)
Less income from cumulative effect of change in accounting principle                              1,755
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative effect of change in
    accounting principle                                                                          5,257              8,818
Adjustments to reconcile income from continuing operations to net cash used for operating activities of continuing operations:
        Depreciation and amortization                                                             9,424              9,241
        Deferred income taxes                                                                       634             (2,631)
        Impairment of goodwill                                                                    2,526                 --
Change in assets and liabilities, net of effect of businesses acquired or sold:
    Accounts receivable                                                                         (20,783)           (30,875)
    Inventories                                                                                  (5,753)           (14,377)
    Accounts payable and accrued liabilities                                                    (13,140)             5,373
    Other, net                                                                                     (565)             4,047
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (22,400)           (20,404)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of business, net of cash                                                          --             33,126
Payments for purchase of business, net of cash acquired                                            (573)              (835)
Net additions to property, plant and equipment                                                   (7,465)            (9,895)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (8,038)            22,396
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Principal payments on senior notes and other long-term debt                                      (6,000)           (21,500)
Net change in short-term debt                                                                    36,010             25,048
Issuance of common stock                                                                             70                 98
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 30,080              3,646
----------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                                     (78)              (805)
Net cash used for discontinued operations                                                            --             (8,001)
----------------------------------------------------------------------------------------------------------------------------
Decrease in cash and temporary cash investments                                                    (436)            (3,168)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                              17,363              9,974
----------------------------------------------------------------------------------------------------------------------------
End of period                                                                                  $ 16,927          $   6,806
----------------------------------------------------------------------------------------------------------------------------

                    The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1    Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of June 29, 2001 and the results of operations and cash flows for the three months and nine months ended June 29, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

     Because of seasonal and other factors, the results of operations for the three months and nine months ended June 29, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4    Inventories

     Inventories related to continuing operations at the end of the respective periods consist of the following:

      ------------------------------------------------------------------------
                              June 29         September 29           June 30
                                 2001                 2000              2000
      ------------------------------------------------------------------------
      Raw materials         $  22,365            $  23,122         $  27,659
      Work in process           2,843                2,238             2,865
      Finished goods           45,410               40,297            45,749
      ------------------------------------------------------------------------
                               70,618               65,657            76,273
      Less reserves             3,435                2,949             4,736
      ------------------------------------------------------------------------
                            $  67,183            $  62,708         $  71,537
      ------------------------------------------------------------------------


5    Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle:

      --------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                              June 29       June 30        June 29        June 30
                                                                 2001          2000           2001           2000
      --------------------------------------------------------------------------------------------------------------
      Income from continuing operations before
           cumulative effect of change in
           accounting principle for basic and
           diluted earnings per share                      $    6,283    $    5,958     $    5,257     $    8,818
      --------------------------------------------------------------------------------------------------------------
      Weighted average common shares
           outstanding                                      8,168,491     8,147,359      8,159,279      8,136,665
      Less nonvested restricted stock                         (14,143)      (14,632)       (15,549)       (18,187)
      --------------------------------------------------------------------------------------------------------------
      Basic average common shares                           8,154,348     8,132,727      8,143,730      8,118,478
      Dilutive stock options and restricted stock              30,701         9,618         19,655         10,423
      --------------------------------------------------------------------------------------------------------------
      Diluted average common shares                         8,185,049     8,142,345      8,163,385      8,128,901
      --------------------------------------------------------------------------------------------------------------
      Basic earnings per common share from
           continuing operations before cumulative
           effect of change in accounting principle        $     0.77    $     0.73     $     0.64     $     1.09
      --------------------------------------------------------------------------------------------------------------
      Diluted earnings per common share from
           continuing operations before cumulative
           effect of change in accounting principle        $     0.77    $     0.73     $     0.64     $     1.08
      --------------------------------------------------------------------------------------------------------------

6    Stock Ownership Plans

     A summary of stock option activity related to the Company's plans is as follows:

     ---------------------------------------------------------------------------
                                                              Weighted Average
                                                  Shares        Exercise Price
     ---------------------------------------------------------------------------
     Outstanding at September 29, 2000           952,230                $12.08
     Granted                                     235,000                  5.05
     Cancelled                                   (81,434)                18.82
     ---------------------------------------------------------------------------
     Outstanding at June 29, 2001              1,105,796                $10.19
     ---------------------------------------------------------------------------

     Options to purchase 957,229 shares of common stock with a weighted average exercise price of $12.25 per share were outstanding at June 30, 2000.

7    Sale of Fishing Business

     In March 2000, the Company sold its Fishing business. As a result, operations and related assets and liabilities of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47,279, including $14,056 of accounts receivable retained by the Company and $2,367 of debt assumed by the buyer. The Company recorded a loss of $24,418, net of tax, related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. In addition, the Company recorded an after tax loss from operations up to the measurement date of $940 in the nine months ended June 30, 2000.

8    Strategic Charges

     In June 2001, the Company recorded severance and other exit costs totaling $300, related to the closure and relocation of a manufacturing facility in the Watercraft business. The Company expects charges related to this action will total approximately $500 in fiscal 2001. Approximately 15 employees were impacted by this action.

     In the prior year second and third quarters, the Company recorded severance and other exit costs totaling $1,336, relating primarily to the closure and relocation of a manufacturing facility in the Motors business. Total charges related to this action were approximately $2,100 and approximately 90 employees were impacted. As of June 29, 2001, unexpended funds related to this action were approximately $135.

9    Comprehensive Income

     Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

     Comprehensive income (loss) for the respective periods consists of the following:

     -----------------------------------------------------------------------------------------------
                                                   Three Months Ended            Nine Months Ended
     -----------------------------------------------------------------------------------------------
                                                  June 29     June 30        June 29       June 30
                                                     2001        2000           2001          2000
     -----------------------------------------------------------------------------------------------
     Net income (loss)                           $  6,283    $  5,958       $  7,012    $  (16,541)
     Translation adjustment                        (1,235)        332         (3,219)       (5,543)
     Translation adjustment reclassified
         to cumulative effect of change in
         accounting principle                          --          --         (2,974)           --
     Translation adjustment reclassified
         to loss on disposal of
         discontinued operations                       --          --             --           809
     -----------------------------------------------------------------------------------------------
     Comprehensive income (loss)                 $  5,048    $  6,290       $    819    $  (21,275)
     -----------------------------------------------------------------------------------------------

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

     A summary of the Company's operations by business unit is presented below:

     --------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                  Nine Months Ended
     --------------------------------------------------------------------------------------------------------------
                                                    June 29           June 30           June 29          June 30
                                                       2001              2000              2001             2000
     --------------------------------------------------------------------------------------------------------------
     Net sales:
         Outdoor equipment:
             Unaffiliated customers              $   34,295        $   31,069        $   87,715       $   78,471
             Interunit transfers                         30                18                76               41
         Watercraft:
             Unaffiliated customers                  32,627            33,070            64,755           64,762
             Interunit transfers                        124                93               309              362
         Diving:
             Unaffiliated customers                  22,897            23,769            59,222           60,520
             Interunit transfers                         (3)                1                 2                3
         Motors:
             Unaffiliated customers                  21,598            26,085            54,078           62,015
             Interunit transfers                         98               183               519            1,366
         Other                                            4                10                35            1,138
         Eliminations                                  (249)             (295)             (906)          (1,772)
     --------------------------------------------------------------------------------------------------------------
                                                 $  111,421        $  114,003        $  265,805       $  266,906
     --------------------------------------------------------------------------------------------------------------
     Operating profit (loss):
         Outdoor equipment                       $    4,177        $    3,208        $    9,158       $    6,825
         Watercraft                                   4,411             6,648             4,811           10,670
         Diving                                       4,178             3,607             7,663            7,011
         Motors                                       2,569             2,807             1,568            5,043
         Other                                       (2,335)           (2,358)           (7,174)          (5,914)
     --------------------------------------------------------------------------------------------------------------
                                                 $   13,000        $   13,912        $   16,026       $   23,635
     --------------------------------------------------------------------------------------------------------------
     Identifiable assets (end of period):
         Outdoor equipment                                                           $   58,589       $   54,635
         Watercraft                                                                      78,286           74,367
         Diving                                                                          88,346           91,080
         Motors                                                                          26,661           37,736
         Discontinued operations, net                                                        --            1,038
         Other                                                                           23,006           24,993
     --------------------------------------------------------------------------------------------------------------
                                                                                     $  274,888       $  283,844
     --------------------------------------------------------------------------------------------------------------

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion includes comments and analysis relating to the Company's results of operations and financial condition as of and for the three months and nine months ended June 29, 2001 and June 30, 2000. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 2000 Annual Report on Form 10-K.


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


Results of Continuing Operations

Net sales for the three months ended June 29, 2001 totaled $111.4 million, compared to $114.0 million in the three months ended June 30, 2000. Two of the four business units (Outdoor Equipment and Diving) showed sales growth over the prior year on a volume basis (excluding the impact of currency fluctuations), lead primarily by the Outdoor Equipment group which had a $1.7 million increase in military tent sales and a $1.5 million increase in Jack Wolfskin sales.

Net sales for the nine months ended June 29, 2001 totaled $265.8 million, a decrease of less than 1%, compared to $266.9 million in the nine months ended June 30, 2000. Three of the four business units (Outdoor Equipment, Diving and Watercraft) showed sales growth over the prior year on a volume basis, lead primarily by the Outdoor Equipment group which had a $7.9 million increase in military tent sales and a $3.0 million increase in Jack Wolfskin sales. The Motors business experienced a sales decline of 12.8% versus the year ago period, due primarily to two reasons: first, the bankruptcy of a major customer and second, sales in the nine months ended June 30, 2000 reflected a build-up as the Company prepared to exit the third-party OEM motor business at its Lake Electric plant. Excluding those two items, sales were down 1.2% compared with the prior year period. Unseasonable weather and softness in the economy has impacted sales for the Company and for the outdoor recreation industry as a whole.

Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were lower for the three months and nine months ended June 29, 2001 as compared to the corresponding period of the prior year. The Diving and Outdoor Equipment businesses were adversely impacted by foreign currency movements. Excluding the impact of fluctuations in foreign currencies, net sales for the Company decreased 0.3% and increased 2.2% for the three months and nine months ended June 29, 2001, respectively.

Gross profit as a percentage of sales was 39.5% for the three months ended June 29, 2001 compared to 39.8% for the corresponding period of the prior year. Most of the decline for the quarter is due to the disposal of some excess/obsolete inventory and heavier closeout discounting in our Jack Wolfskin operations. Our North American Outdoor Equipment business made good progress, delivering margins that were 430 basis points higher than prior year.

Gross profit as a percentage of sales was 39.0% for the nine months ended June 29, 2001 compared to 39.8% for the corresponding period of the prior year. Margin declines in the Watercraft business and, to a lesser extent, the Motors business, more than offset margin improvement in the Diving and Outdoor Equipment businesses. The Watercraft business was impacted by labor and overhead absorption issues due to lower than projected sales volume. Product mix, emphasizing higher margin regulators, buoyancy compensators and fins, contributed to improved margins for the Diving business. The Outdoor Equipment business benefited from higher sales volume from military tents and Jack Wolfskin in Europe.

The Company recognized an operating profit of $13.0 million for the three months ended June 29, 2001, compared to an operating profit of $13.9 million for the corresponding period of the prior year. The majority of the decline can be attributed to the shortfall in sales between quarters. Operating expenses were below prior year levels for the first time this year. The quarter also included a $0.3 million charge for the closing of a manufacturing facility in the Watercraft business. For the nine months ended June 29, 2001, operating profit declined to $16.0 million, from $23.6 million in the prior year. Included in the operating profit for the nine months ended June 29, 2001 was a $2.5 million write-down for impaired goodwill identified while considering the divestiture of a small non-strategic business in the Motors business. Excluding this item, operating profit was $18.5 million. The decline from the prior year period is related to the Watercraft business, which saw operating profit decline $5.9 million. In addition to margin shortfalls, additional investments in marketing, distribution, research and development, and finance to support recent growth of the business unit, contributed to this decline. Operating profits for Outdoor Equipment were strong, increasing $2.3 million over the prior year period due to increased sales and improved gross margins.

Interest expense totaled $2.3 million and $7.3 million for the three months and nine months ended June 29, 2001, respectively, compared to $2.4 million and $7.6 million for the corresponding period of the prior year. In the current year, the Company unwound a foreign currency swap agreement related to the 1998 senior note commitment. The gain realized from this action approximated the gain recorded from the adoption of SFAS 133. The Company's effective tax rate for the nine months ended June 29, 2001 was 41.1%, down from 45.6% for the corresponding period of the prior year due to the geographic mix of earnings occurring in lower tax jurisdictions.

The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $6.3 million in the three months ended June 29, 2001, compared to $6.0 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $0.77 for the three months ended June 29, 2001 compared to $0.73 in the prior year. The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $5.3 million in the nine months ended June 29, 2001, compared to a loss of $8.8 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $0.64 for the nine months ended June 29, 2001 compared to $1.08 in the prior year.


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

Net Income (Loss)

Net income for the three months ended June 29, 2001 was $6.3 million or $0.77 per diluted share compared to $6.0 million or $0.73 per diluted share for the corresponding period of the prior year. Net income for the nine months ended June 29, 2001 was $7.0 million or $0.86 per diluted share compared to $(16.5) million or $(2.04) per diluted share for the corresponding period of the prior year.


Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.


                                   Operations

Cash flows used for operations totaled $22.4 million for the nine months ended June 29, 2001 and $20.4 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $20.8 million for the nine months ended June 29, 2001 and $30.9 million for the corresponding period of the prior year. Average days of sales outstanding are two days higher than the prior year. Seasonal growth in inventories of $5.8 million for the nine months ended June 29, 2001 and $14.4 million for the corresponding period of the prior year also accounted for a significant portion of the net usage of funds. Inventory turns, on a twelve month rolling average basis, are down slightly as of June 29, 2001 compared to the corresponding period of the prior year. Lower than planned sell through contributed to the reduced turn rate.

Accounts payable and accrued liabilities decreased $13.1 million for the nine months ended June 29, 2001 and increased $5.4 million for the corresponding period of the prior year. The Company paid employee benefits, which were higher than prior year levels due to the Company's improved performance, and paid amounts related to the sale of the Fishing business.

Depreciation and amortization charges were $9.4 million for the nine months ended June 29, 2001, compared to $9.2 million for the corresponding period of the prior year.

Deferred income tax assets decreased $0.6 million for the nine months ended June 29, 2001, compared to a increase of $2.6 million in the prior year. In the current year, the Company recorded a write-down of impaired goodwill for $2.5 million related to the potential divestiture of a small, non-strategic business in the Motors group.

                              Investing Activities

Cash flows used for investing activities were $8.0 million for the nine months ended June 29, 2001 compared to cash provided of $22.4 million for the corresponding period of the prior year.

Expenditures for property, plant and equipment were $7.5 million for the nine months ended June 29, 2001 and $9.9 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. The decrease in capital expenditures in the current year is due primarily to investments to increase manufacturing capacity in the Company's Watercraft business included in the prior year. In 2001, capitalized expenditures are anticipated to total approximately $9.1 million. These expenditures are expected to be funded by working capital or existing credit facilities. The Company acquired two small businesses in the first and second quarters of the current year, which increased tangible and intangible assets by $0.6 million, net of cash acquired and liabilities assumed. The prior year included proceeds from the sale of the Fishing business for $33.1 million.


                              Financing Activities

Cash flows from financing activities totaled $30.1 million for the nine months ended June 29, 2001 and $3.6 million for the corresponding period of the prior year. The Company made principal payments on senior notes of $6.0 million in the current year and $21.5 million in the prior year. The increase in short-term debt was used to fund the operating and investing activities.


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


                               Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Swiss and French francs, German marks, Italian lire, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies. As of June 29, 2001, the Company had forward contracts to sell German marks and purchase U.S. dollars with a notional value of $3.0 million.


                                 Interest Rates

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. In the first quarter, the Company unwound a foreign currency swap agreement related to their 1998 senior note commitment. As a result, the fixed effective interest rate to be paid on the note became 7.15%. As of June 29, 2001, there are no interest rate instruments in place.

                                   Commodities

Certain components used in the Company's products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.


                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at June 29, 2001:

-------------------------------------------------------------------------------
(millions)                                                Estimated Impact on
-------------------------------------------------------------------------------
                                                              Earnings Before
                                         Fair Value              Income Taxes
-------------------------------------------------------------------------------
Foreign exchange rate instruments              $0.3                      $0.3
Interest rate instruments                       1.0                       0.4
-------------------------------------------------------------------------------

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The Company has been using this method in accounting for its acquisitions.

SFAS 142 eliminates the amortization of goodwill over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company has been recognizing amortization expense related to goodwill of approximately $2.5 million annually. The Company does not have any negative goodwill recorded on the books. The Company is assessing the impact of the impairment testing requirements, but has not yet determined whether or the extent to which it will affect the financial statements.

The Company plans to adopt SFAS 141 and SFAS 142 at the start of the new fiscal year in October 2001.

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

PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)           The following documents are filed as part of this Form 10-Q

              None

(b)           Reports on Form 8-K.

              No reports on Form 8-K were filed during the three months ended June 29, 2001.

                              JOHNSON OUTDOORS INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JOHNSON OUTDOORS INC.
Date: August 13, 2001
                                      /s/ Helen P. Johnson-Leipold
                                      ----------------------------------------
                                      Helen P. Johnson-Leipold
                                      Chairman and Chief Executive Officer



                                      /s/ Paul A. Lehmann
                                      -----------------------------------------
                                      Paul A. Lehmann
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)