Form 10-K
period 2001-09-28
JOHNSON OUTDOORS INC
filed 2001-12-27
CIK 788329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 28, 2001

                                       OR

         [____] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                      Class A common stock, $.05 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [ X ] No. [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

         As of November 1, 2001, 6,946,012 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding. The aggregate market value of voting stock of the Registrant held by nonaffiliates of the Registrant was approximately $25,182,136 on November 1, 2001.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------


                                                  Part and Item Number of Form
                Document                          10-K into which Incorporated
---------------------------------------------    -------------------------------

Johnson Outdoors Inc. Notice of Annual           Part III, Items 10, 11, 12
Meeting of Shareholders and Proxy Statement       and 13
for the Annual Meeting of Shareholders to be held February 19, 2002.

                   Table of Contents                                       Page
--------------------------------------------------------------------     -------

Business                                                                     1
Properties                                                                   5
Legal Proceedings                                                            5
Submission of Matters to a Vote of Security Holders                          5
Market for Registrant's Common Equity and Related
 Stockholder Matters                                                         6
Selected Financial Data                                                      7
Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                   8
Quantitative and Qualitative Disclosures about Market Risk                  14
Financial Statements and Supplementary Data                                 14
Changes in and Disagreements with Accountants on Accounting
 and Financial Disclosure                                                   14
Directors and Executive Officers of the Registrant                          14
Executive Compensation                                                      14
Security Ownership of Certain Beneficial Owners and
 Management                                                                 14
Certain Relationships and Related Transactions                              14
Exhibits, Financial Statement Schedules and Reports on
 Form 8-K                                                                   14
Signatures                                                                  16
Exhibit Index                                                               17
Consolidated Financial Statements                                          F-1


Forward Looking Statements
Certain matters discussed in this 2001 Form 10-K and in the accompanying 2001 Annual Report are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, actions of companies that compete with the Company, the Company's success in managing inventory, movements in foreign currencies or interest rates and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this 2001 Form 10-K and in the accompanying 2001 Annual Report and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The Company focuses on maintaining Scubapro, Aladin and Uwatec as the market leaders in innovation and new products. The Company maintains research and development functions both in the United States and Europe and holds several patents on products and features. Consumer advertising focuses on building the brand names and the Company's position as the industry's high quality and innovation leader. The Company advertises its equipment in diving magazines and through in-store displays.

The Company also manufactures and markets diving buoyancy compensators primarily for the original equipment market, under the Soniform name.

The Company maintains manufacturing and assembly facilities in Switzerland, Mexico, Italy and Indonesia and procures a majority of its rubber and plastic products and components from third-party manufacturers.

Watercraft

The Company manufactures and markets canoes, kayaks, paddles, oars, recreational sailboats, personal flotation devices and small thermoformed recreational boats under the brand names Old Town, Carlisle Paddles, Ocean Kayak, Pacific Kayak, Canoe Sports, Necky, Escape, Extrasport, Swiftwater, Leisure Life and Dimension.

The Company's Old Town Canoe subsidiary produces high quality canoes, kayaks and accessories for family recreation, touring and tripping. The Company uses a patented rotational-molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid-priced range of the market. These kayaks and canoes feature stiffer and more durable hulls than higher priced boats. The Company also manufactures canoes from fiberglass, Royalex
(ABS) and wood. Carlisle Paddles, a manufacturer of canoe and kayak paddles and rafting oars, supplies paddles and oars to the Company's other watercraft businesses and also distributes directly through the accessories channels mentioned below under the Carlisle brand.

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

In April 2001, the Company completed the acquisition of Fibrekraft Manufacturers Ltd., a manufacturer of paddles and watercraft accessories based in Napier, New Zealand.

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

Outdoor Equipment

The Company's Outdoor Equipment products include Jack Wolfskin high quality technical outdoor clothing, innovative footwear, camping tents, backpacks, travel gear and accessories; Eureka! military, commercial and consumer tents; Camp Trails backpacks; and Silva field compasses.

Jack Wolfskin, based in Germany, distributes its products primarily through specialized outdoor stores, selected sporting goods dealers and a number of franchised Jack Wolfskin stores. Jack Wolfskin has a strong position in Germany with additional distribution in the key European markets of Great Britain, Benelux, Switzerland and Austria. The product is also sold in Canada and the United States and, under license, in Japan. Jack Wolfskin utilizes the latest in fabric technology to produce products that are both comfortable and protective for outdoor related activities. The products compete in the premium segments.

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

Eureka! designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military. The Company has three contracts for production of both camping and commercial tents with the U.S. Armed Forces. In 1997, the Company was awarded contracts to produce a lightweight, two-man combat tent for the Marine Corps and a modular, general purpose tent for the Army. The Marine Corps contract was for 60 months and expires in August 2002. The Company has shipped more than 80% of the contract's maximum order quantities. The Army contract was for five years (base year and an option for four additional ordering periods). The first two optional ordering periods were exercised and the Army is currently in optional ordering period three, which expires in December 2001. The Company believes the final ordering period will be exercised and would expire in December 2002. All material terms and obligations of these contracts have been and continue to be satisfied. In September 2001, the Company was awarded a five-year contract (base year and four optional years) to produce a four-person, extreme cold weather tent for the Marine Corps. The Company has submitted bids on additional contracts and expects decisions on contract awards to be made in 2002.

Camp Trails backpacks consist primarily of internal and external frame backpacks for hiking and mountaineering, but also include soft back bags, day packs and travel packs.

Silva field compasses, which are manufactured by third parties, are marketed exclusively in North America, the area for which the Company owns Silva trademark rights.

Motors

The Company manufactures, under its Minn Kota name, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company's Minn Kota motors and related accessories are sold in the United States, Canada, Europe and the Pacific Basin through large retail store chains such as Wal Mart and K-Mart, catalogs such as Bass Pro Shops and Cabelas, sporting goods specialty stores, marine dealers, and original equipment manufacturers (OEM) including Ranger(R) Boats, Lowe, Stratos/Javilin, Four Winns, Triton Boats, Lund Boats, Smoker Craft, Alumacraft, Skeeter, Express Boats and Tracker. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

The Company has the leading market share of the U.S. electric fishing motor market. While the overall motors market has been stagnant in recent years, the Company has been able to gain share by emphasizing marketing, product innovation and original equipment manufacturer sales.

The Company's line of Airguide marine, weather and automotive instruments is distributed primarily in the United States through large retail store chains and OEMs. Airguide products are manufactured by the Company or sourced from third-party manufacturers. In 2001, the Company exited the weather and automotive instrument categories.

Fishing

In March 2000, the Company sold its Fishing business (consisting of the marketing of rods, reels, lures, spoons and fishing line). As a result, the operations and related assets and liabilities of the Fishing business have been restated as discontinued for financial reporting purposes. A significant loss on the sale of the business was recognized, but the tangible net worth of the Company was not adversely impacted. See Note 4 to the Consolidated Financial Statements for financial information.

Financial Information for Business Segments

See Note 13 to the Consolidated Financial Statements for financial information comparing each business segment.

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

Diving: The main competitors in Diving include Oceanic, Aqualung and Suunto, each of which competes on the basis of product innovation, performance, quality and safety.

Watercraft: The Company primarily competes in the paddle sport segment of canoes and kayaks. Main competitors are Watermark and Confluence, who also make a full range of boats. These companies compete on the basis of their design, performance and quality.

Outdoor Equipment: The Company's brands and products compete in the specialty segments of the outdoor equipment market and not in the mass market. Coleman, Jansport and private label brands have a strong position in tents and packs sold in mass outlets, and the Company does not intend to compete head on with these manufacturers. The Company intends to compete with the specialty companies such as North Face and Kelty on the basis of materials and innovative designs for consumers who want performance products priced at a value.

Motors: The main competitor in electric trolling motors is Motor Guide from Brunswick, who manufactures and sells a full range of trolling motors and accessories. Competition in this segment is focused on product benefits and features for fishing.

Employees

At September 28, 2001, the Company had approximately 1,400 employees. The Company considers its employee relations to be excellent. Temporary employees are utilized to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products of continuing operations totaled approximately $51.6 million at September 28, 2001 and $61.0 million at September 29, 2000. The Company's businesses do not receive significant orders in advance of expected shipment dates for the majority of their products.

Patents, Trademarks and Proprietary Rights

The Company owns no single patent that is material to its business as a whole. However, the Company holds several patents, principally for diving products, rotational-molded canoes and electric motors, and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are discussed on the preceding pages. The Company vigorously defends its intellectual property rights.

Sources and Availability of Materials

The Company's products use materials that are generally in adequate supply.

Seasonality

The Company's business is seasonal. The following table shows, for the past three fiscal years, total net sales and operating profit or loss related to continuing operations of the Company for each quarter, as a percentage of the total year. Strategic charges totaling $1.4 million, $2.4 million and $2.8 million impacted operating results in 2001, 2000 and 1999, respectively.

--------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended
--------------------------------------------------------------------------------------------------------------------
                           September 28, 2001               September 29, 2000                October 1, 1999
--------------------------------------------------------------------------------------------------------------------
                          Net         Operating             Net          Operating          Net          Operating
Quarter Ended            Sales      Profit (Loss)          Sales           Profit          Sales       Profit (Loss)
--------------------------------------------------------------------------------------------------------------------
December                   17%              (23)%           16%                1%           16%              (16)%
March                      29                42             28                39            28                43
June                       33                83             33                56            33                70
September                  21                (2)            23                 4            23                 3
--------------------------------------------------------------------------------------------------------------------
                          100%              100%           100%              100%          100%              100%
--------------------------------------------------------------------------------------------------------------------

Executive Officers

The following list sets forth certain information, as of December 1, 2001, regarding the executive officers of the Company.

Helen P. Johnson-Leipold, age 44, became Chairman and Chief Executive Officer of the Company in March 1999. From September 1998 until March 1999, Ms. Johnson-Leipold was Vice President, Worldwide Consumer Products-Marketing of S.
C. Johnson & Son, Inc. (SCJ). From October 1997 to September 1998, she was Vice President, Personal and Home Care Products of SCJ. From October 1995 until July 1997, Ms. Johnson-Leipold was Executive Vice President - North American Businesses of the Company. From 1992 to September 1995, she was Vice President - Consumer Marketing Services Worldwide of SCJ.

Patrick J. O'Brien, age 43, became President and Chief Operating Officer of the Company in April 1999. From October 1997 until March 1999, Mr. O'Brien was Vice President and General Manager, Home Storage of SCJ. From July 1997 until October 1997, Mr. O'Brien was Vice President - Strategic Business of SCJ; from April 1996 until June 1997, he was Vice President - North American Sales of SCJ; from June 1995 until March 1996, he was Director - North American Sales of SCJ and from January 1993 until May 1995, he was National Sales Manager of SCJ.

Paul A. Lehmann, age 48, became Vice President and Chief Financial Officer of the Company in May 2001. From October 1999 to May 2001, Mr. Lehmann was Vice President, Finance and Strategic Planning of Steelcase North America (SCNA). From June 1997 to October 1999, Mr. Lehmann was Vice President, Operations Finance of SCNA. From November 1995 to June 1997, he was Director of Customer Pricing and Contracts for SCNA.

Mamdouh Ashour, age 63, has been a Group Vice President of the Company since October 1997 and President - Worldwide Diving since August 1996. From 1994 to August 1996, he served as President of Scubapro Europe. He has been employed by the Company since 1973.

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

The Company's principal manufacturing (identified with an asterisk) and other locations are:

Albany, New Zealand (Watercraft)          Grand Rapids, Michigan* (Watercraft)
Antibes, France (Diving)                  Grayling, Michigan* (Watercraft)
Bad Sakingen, Germany (Diving)            Hallwil, Switzerland* (Diving)
Barcelona, Spain (Diving)                 Hamburg, Germany (Diving)
Basingstoke, Hampshire, England           Henggart, Switzerland (Diving)
 (Diving)
Batam, Indonesia* (Diving)                Idstein, Germany (Outdoor Equipment)
Binghamton, New York* (Outdoor            Mankato, Minnesota* (Motors)
 Equipment)
Burlington, Ontario, Canada (Motors,      Mansonville, Quebec, Canada*
 Outdoor Equipment)                        (Watercraft)
                                          Miami, Florida* (Watercraft)
Chatswood, Australia (Diving)             Napier, New Zealand (Watercraft)
Chi Wan, Hong Kong (Diving)               Nykoping, Sweden (Diving)
El Cajon, California (Diving)             Old Town, Maine* (Watercraft)
Ferndale, Washington* (Watercraft)        Tijuana, Mexico* (Motors, Diving)
Genoa, Italy* (Diving)                    Tokyo (Kawasaki), Japan (Diving)

The Company's corporate headquarters is located in Mount Pleasant, Wisconsin. The Company's mailing address is Sturtevant, Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 to the Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter of the year ended September 28, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Certain information with respect to this item is included in Notes 5, 9, 10 and 11 to the Consolidated Financial Statements. The Company's Class A common stock is traded on The Nasdaq Stock Market(R) under the symbol: JOUT. There is no public market for the Company's Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 1, 2001, the Company had 755 holders of record of its Class A common stock and 58 holders of record of its Class B common stock. The Company has never paid, and has no current intention to pay, a dividend on its common stock.

A summary of the high and low prices for the Company's Class A common stock during each quarter of the years ended September 28, 2001 and September 29, 2000 is as follows:

--------------------------------------------------------------------------------------------------------------------
                           First Quarter          Second Quarter            Third Quarter           Fourth Quarter
--------------------------------------------------------------------------------------------------------------------
                        2001        2000         2001       2000          2001       2000         2001        2000
--------------------------------------------------------------------------------------------------------------------
Stock prices:
    High               $7.00       $9.19        $7.56      $8.50         $8.49      $9.69        $7.39       $7.94
    Low                 4.75        6.13         5.50       6.13          5.90       6.13         5.98        5.75
    Last                5.88        7.10         6.13       6.19          6.74       7.06         6.47        6.94
--------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

A summary of the Company's operating results and key balance sheet data for each of the years in the five-year period ended September 28, 2001 is presented below. All periods have been restated to reflect the discontinuation of the Company's Fishing business.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                           Year Ended
-----------------------------------------------------------------------------------------------------------------------
                                               September 28    September 29     October 1     October 2     October 3
(thousands, except per share data)                     2001            2000          1999          1998          1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (1)
Net sales                                        $  345,637      $  354,889    $  310,198    $  274,005    $  242,351
Gross profit                                        136,703         142,813       125,774       110,789        94,147
Operating expenses (2)                              120,985         118,094       106,261        92,433        80,266
-----------------------------------------------------------------------------------------------------------------------
Operating profit                                     15,718          24,719        19,513        18,356        13,881
Interest expense                                      9,085           9,799         9,565         9,631         8,413
Other expense (income), net                             543            (160)          (71)         (539)         (624)
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
    income taxes                                      6,090          15,080        10,019         9,264         6,092
Income tax expense                                    2,480           6,705         4,158         3,885         2,721
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
    cumulative effect of change in
    accounting principle                              3,610           8,375         5,861         5,379         3,371
Income (loss) from discontinued operations               --            (940)        1,161          (167)       (1,315)
Loss on disposal of discontinued operations              --         (24,418)           --            --            --
Effect of change in accounting principle              1,755              --            --            --            --
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $    5,365      $  (16,983)   $    7,022    $    5,212    $    2,056
-----------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
    Continuing operations                        $     0.44      $     1.03    $     0.72    $     0.66    $     0.42
    Discontinued operations                              --           (3.12)         0.15         (0.02)        (0.17)
    Effect of change in accounting principle           0.22             --             --            --            --
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $     0.66      $    (2.09)   $     0.87    $     0.64    $     0.25
=======================================================================================================================
Diluted earnings (loss) per common share:
    Continuing operations                        $     0.44      $     1.03    $     0.72    $     0.66    $     0.42
    Discontinued operations                              --           (3.12)         0.15         (0.02)        (0.17)
    Effect of change in accounting principle           0.22             --             --            --            --
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $     0.66      $    (2.09)   $     0.87    $     0.64    $     0.25
=======================================================================================================================
Diluted average common shares outstanding             8,170           8,130         8,108         8,114         8,115
=======================================================================================================================
BALANCE SHEET DATA
Current assets (3)                               $  133,180      $  144,194    $  185,733    $  188,224    $  184,555
Total assets                                        244,913         257,971       299,025       292,380       272,605
Current liabilities (4)                              36,568          46,941        45,072        39,448        36,772
Long-term debt, less current maturities              84,550          45,857        72,744        81,508        87,926
Total debt                                           97,535         105,319       122,071       124,001       113,676
Shareholders' equity                                105,779         100,832       127,178       124,386       117,731
=======================================================================================================================
(1)  The year ended October 3, 1997 includes 53 weeks. All other years include 52 weeks.
(2)  Includes strategic charges of $1,448, $2,369, $2,773, $1,388 and $335 in
     2001, 2000, 1999, 1998 and 1997, respectively.
(3)  Includes net assets of  discontinued  operations of $56,114,  $58,462 and $66,507 in 1999,  1998 and 1997,
     respectively.
(4)  Excluding short-term debt and current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three years ended September 28, 2001. Unless otherwise noted, the discussion refers to continuing operations. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Results of Operations

Summary consolidated financial results from continuing operations are as follows:

--------------------------------------------------------------------------------------------------------------------
(millions, except per share data)                                         2001              2000             1999
--------------------------------------------------------------------------------------------------------------------
Net sales                                                               $345.6            $354.9           $310.2
Gross profit                                                             136.7             142.8            125.8
Operating expenses (1)                                                   121.0             118.1            106.3
Operating profit                                                          15.7              24.7             19.5
Interest expense                                                           9.1               9.8              9.6
Income from continuing operations                                          3.6               8.4              5.9
Diluted earnings per common share from continuing operations
    before change in accounting principle                                 0.44              1.03             0.72
--------------------------------------------------------------------------------------------------------------------

(1) Includes strategic charges of $1.4 million, $2.4 million and $2.8 million in 2001, 2000 and 1999, respectively.

2001 vs 2000

                                    Net Sales

Net sales totaled $345.6 million in 2001 compared to $354.9 million in 2000, a decrease of 3%. Sales as measured in U.S. dollars were impacted by the effects of foreign currencies relative to the U.S. dollar in comparison to 2000. Excluding the effects of foreign currency movements, sales were nearly flat when compared with 2000. The flat trend in sales was a result of a soft economy both in the United States (U.S.) and abroad. Sales were impacted by customer bankruptcies in both the Motors and Diving businesses. The Company believes these bankruptcies impacted sales in 2001 by approximately $4.8 million. As a result of the soft economy, we saw marginal growth or even contraction in the markets of our businesses. However, market data indicated that the Company gained market share in nearly all of our businesses.

The Outdoor Equipment business was strong, increasing sales 10% over 2000, primarily related to strong performances by Jack Wolfskin and military tents. Diving sales were down 3% from 2000, primarily related to the negative impact of foreign currency movements from 2000. Excluding the effects of foreign currency movements, Diving sales increased 3% from 2000. The Watercraft and Motors businesses were impacted the most by the soft economy, with sales declines of 5% and 16%, respectively. The Motors business gained market share in a contracting market and lost approximately $4.0 million in sales related to the bankruptcy of a large OEM customer. However, the Company feels a majority of these sales will return in 2002, as the OEM customer was sold out of bankruptcy and has begun placing orders. The Watercraft business saw a significant decline in market growth after three plus years of double digit growth in that category.

                                Operating Results

The Company recognized an operating profit of $15.7 million in 2001 compared to an operating profit of $24.7 million in 2000. Gross profit margins decreased from 40.2% in 2000 to 39.6% in 2001, as improvements in the Diving and Outdoor Equipment businesses were more than offset by declines in the Watercraft and Motors businesses. Shortfalls in sales volume for 2001 negatively impacted gross profits by $3.4 million due to unfavorable manufacturing labor and overhead variances, primarily in the Watercraft business, and to a lesser extent, the Motors business.

Operating expenses, excluding strategic charges, totaled $119.5 million, or 34.6% of sales, in 2001 compared to $115.7, or 32.6% of sales in 2000. Amortization of acquisition costs were $5.3 million in 2001, which included a $2.5 million write-down for impaired goodwill related to the Airguide brand in the Motors business, compared to $3.0 million in 2000. Bad debt expense related to the previously mentioned customer bankruptcies added approximately $0.9 million to operating expenses in 2001.

The Outdoor Equipment business increased operating profit by $3.8 million, or 47%, to $12.0 million in 2001 compared to $8.2 million in 2000. Strong results by Jack Wolfskin and military tents more than offset softness in the consumer and commercial tent businesses. The Diving business was also strong, increasing operating profits by 7% to $11.6 million in 2001, despite a sales decline, by improving product mix towards higher margin products along with a decline in operating expenses. Excluding the $2.5 million write-down for impaired goodwill, the Motors business had operating profits of $2.8 million in 2001 compared to $3.9 million in 2000. A decline in operating expense, excluding strategic charges, of $1.0 million versus the prior year, helped mitigate the decline in operating profit.

The Watercraft business was impacted by several issues, resulting in a decline in operating profits in 2001 to $1.3 million from operating profits of $10.3 million in 2000. The business experienced the trailing affects of significant growth, over-capacity and the impacts of too much complexity in this segment of our business. In addition to the gross profit issues described above, operating expenses grew by $3.1 million, or 11% from 2000 levels due to investment in infrastructure to support the previous significant growth of the business and additional costs supporting the complex structure of the business. The Company believes the issues related to Watercraft can and are being fixed, as evidenced by the closure and relocation of two manufacturing facilities in 2001. The Company is in the process of streamlining U.S. East coast distribution from five warehouses down to one and has hired both a new general manager and operations manager at our Old Town Canoe business, to drive improved results from this important operation in the Watercraft business. The Company will continue to investigate synergistic opportunities in this business over the next year.

The Company recognized strategic charges totaling $1.4 million in 2001 for severance, moving and other costs related to the closure and relocation of two manufacturing facilities in the Watercraft business. The Company believes that these actions will save approximately $1.5 million in operating expenses on an annual basis after completion. The Company anticipates incurring additional strategic charges related to these actions of approximately $0.7 million in 2002. In 2000, the Company incurred strategic charges of $2.4 million from severance, moving and other costs related to the closure and relocation of a manufacturing facility in the Motors business and for severance, relocation and recruitment costs in the North American Outdoor Equipment business.

                            Other Income and Expenses

Interest expense decreased $0.7 million in 2001, reflecting a decline in interest rates from prior year levels and a reduction in working capital needs versus 2000 levels. Foreign currency translation losses related to the mark to market of foreign currency denominated debt and foreign currency forward contracts resulted in an increase of $0.7 million in translation losses over the prior year levels.

                       Results From Continuing Operations

The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $3.6 million in 2001 or $0.44 per diluted share, compared to $8.4 million in 2000 or $1.03 per diluted share. The Company recorded income tax expense of $2.5 million in 2001, an effective tax rate of 40.7%. This decreased rate (from 44.5% in 2000) is mainly the result of changes in mix of earnings from jurisdictions with higher tax rates to those with lower tax rates.

                             Discontinued Operations

In March 2000, the Company sold its Fishing business. The Company recorded a loss on disposal of a discontinued business, net of tax, of $24.4 million in 2000, taking into account operating results of the business from the measurement date to the date of disposal. In addition, the Company recorded an after tax loss from operations up to the measurement date of $0.9 million in 2000.

                         Change in Accounting Principle

Effective September 30, 2000, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings.

The adoption of SFAS 133 resulted in an effect of change in accounting principle after tax gain of $1.8 million in 2001.

                                Net Income (Loss)

The Company recognized net income of $5.4 million in 2001, or $0.66 per diluted share, compared to a net loss of $17.0 million in 2000, or $2.09 per diluted share.

2000 vs 1999

                                    Net Sales

Net sales totaled $354.9 million in 2000 compared to $310.2 million in 1999, an increase of 14%. Sales as measured in U.S. dollars were impacted by the effect of foreign currencies relative to the U.S. dollar in comparison to 1999. Excluding the effects of foreign currency movements, sales increased 17% from 1999. The increase was partially driven by the introduction of innovative new products in the Watercraft and Motors businesses, as well as growth in sales of existing products in Watercraft, Motors and Outdoor Equipment.

                                Operating Results

The Company recognized an operating profit of $24.7 million in 2000 compared to an operating profit of $19.5 million in 1999. Gross profit margins decreased from 40.5% in 1999 to 40.2% in 2000, as significant improvements in the Diving and Outdoor Equipment businesses, as well as improvement in the Motors business (due to emphasis on higher margin products, increases in volume and improved production efficiencies) were offset by a decline in Watercraft (due to production issues related to a 26.4% growth in Watercraft revenues).

Operating expenses, excluding strategic charges, totaled $115.7 million, or 32.6% of sales, in 2000 compared to $103.5 million, or 33.3% of sales, in 1999. The 12% growth in operating expenses in 2000 was less than the growth rate of sales, which contributed to the improved operating results. Nearly all items in operating expenses declined as a percentage of sales from 1999.

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

                       Results from Continuing Operations

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

                                   Net Income

The Company recognized a net loss of $17.0 million, or $2.09 per diluted share in 2000, compared to net income of $7.0 million, or $0.87 per diluted share in 1999.

Financial Condition

The following discusses changes in the Company's liquidity and capital resources.

                                   Operations

The following table sets forth the Company's working capital position related to continuing operations at the end of each of the past three years:

--------------------------------------------------------------------------------------------------------------------
(millions)                                                     2001                  2000                  1999
--------------------------------------------------------------------------------------------------------------------
Current assets (1)                                          $ 133.2               $ 144.2               $ 129.6
Current liabilities (2)                                        36.6                  46.9                  45.1
--------------------------------------------------------------------------------------------------------------------
Working capital                                             $  96.6               $  97.3               $  84.5
--------------------------------------------------------------------------------------------------------------------
Current ratio                                                 3.6:1                 3.1:1                 2.9:1
--------------------------------------------------------------------------------------------------------------------

(1) Excludes net assets of discontinued operations.
(2) Excludes short-term debt and current maturities of long-term debt.

Cash flows provided by operations totaled $15.5 million in 2001, $9.8 million in 2000 and $24.8 million in 1999. The Company's profitability and decreases in accounts receivable of $6.8 million, contributed to the positive cash flows in 2001. Decreases in accounts payable and other accrued liabilities of $11.4 million reduced the overall positive cash flows provided by operations in 2001. Profitability and increases in accounts payable and other accrued liabilities of $3.9 million, contributed to the positive cash flows in 2000 and 1999. Growth in accounts receivable and inventories of $10.7 million and $8.4 million, respectively, reduced the overall positive cash flows provided by operations in 2000. Accounts receivable growth of $3.5 million reduced the overall positive cash flows provided by operations in 1999.

Depreciation and amortization charges were $13.5 million in 2001, $12.5 million in 2000 and $12.6 million in 1999. Amortization of intangible assets from the Company's acquisitions and increased depreciation from capital spending accounted for the increase from 2000 to 2001. The Company recorded a charge for impairment of goodwill of $2.5 million in 2001.

                              Investing Activities

Cash flows provided by (used for) investing activities were ($9.6) million, $20.0 million and ($26.1) million in 2001, 2000 and 1999, respectively. Expenditures for property, plant and equipment were ($9.8) million in 2001, ($14.1) million in 2000 and ($13.0) million in 1999. The Company's recurring investments are primarily related to tooling for new products, facilities and information systems improvements. In 2002, capital expenditures are anticipated not to exceed 2001 levels. These expenditures are expected to be funded by working capital or existing credit facilities.

The Company received $33.1 million in proceeds from the sale of their Fishing business in 2000, which contributed to the cash flows provided by investing activities for that year. These proceeds were used to reduce both short-term and long-term debt. The Company paid, net of cash acquired, $0.6 million for two small businesses acquired in 2001, $0.9 million for one business acquired in 2000 and $13.6 million for three businesses acquired in 1999. In November 2001, subsequent to the end of the 2001 fiscal year, the Company completed the sale and leaseback of their headquarters facility in Sturtevant, Wisconsin. Approximately $5.0 million of additional cash flow was provided by this transaction.

                              Financing Activities

The following table sets forth the Company's debt and capital structure at the end of the past three years:

--------------------------------------------------------------------------------------------------------
(millions)                                          2001                  2000                  1999
--------------------------------------------------------------------------------------------------------
Current debt                                     $  13.0               $  59.5               $  49.4
Short-term debt to be refinanced                    50.0                    --                    --
Long-term debt                                      34.5                  45.8                  72.7
--------------------------------------------------------------------------------------------------------
Total debt                                          97.5                 105.3                 122.1
Shareholders' equity                               105.8                 100.8                 127.2
--------------------------------------------------------------------------------------------------------
Total capitalization                             $ 203.3               $ 206.1               $ 249.3
--------------------------------------------------------------------------------------------------------
Total debt to total capitalization                  48.0%                 51.1%                 49.0%
--------------------------------------------------------------------------------------------------------

Cash flows used for financing activities totaled $7.9 million in 2001, $12.5 million in 2000 and $0.8 million in 1999. Payments on long-term debt were $6.8 million, $22.0 million and $7.7 million, in 2001, 2000 and 1999, respectively. Included in 2000 was $15.1 million in payments from the proceeds of the sales of the Fishing business.

In December 2001, subsequent to the end of the 2001 fiscal year, the Company consummated a private placement of long-term debt totaling $50.0 million. As a result of this financing, short-term debt to be repaid totaling $50.0 million at September 28, 2001 was classified as long-term. At September 28, 2001, the Company had available unused credit facilities in excess of $33.8 million, which is believed to be adequate for its needs.

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

                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. Certain instruments are included in both categories of risk exposure calculated below. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rate market risk sensitive instruments outstanding at September 28, 2001:

-------------------------------------------------------------------------------
                                                           Estimated Impact on
-------------------------------------------------------------------------------
                                                               Earnings Before
(millions)                                  Fair Value            Income Taxes
-------------------------------------------------------------------------------
Foreign exchange rate instruments                 $0.7                    $0.7
Interest rate instruments                          1.1                     0.3
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

Pending Accounting Changes

In June 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangibles (SFAS
142). SFAS 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Other intangible assets will be required to be separately recognized if the benefit of the intangible asset can be sold, transferred, licensed, rented, or exchanged. Amortization of these intangibles over their useful lives is required. The Company has elected to adopt SFAS 142 as of the beginning of fiscal 2002. The Company is currently assessing the impact of adopting SFAS 142 and believes, excluding impairments, net income for fiscal year 2002 will be increased, since goodwill is no longer subject to amortization, by approximately $2.5 million.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of SFAS 144, and the guidance will be applied on a prospective basis. The Company is required to adopt SFAS 144 in the first quarter of fiscal 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included on pages F-1 to F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item, except for certain information on executive officers (which appears at the end of Part I of this report) is included in the Company's Proxy Statement for its February 19, 2002 Annual Meeting of Shareholders, which is incorporated herein by reference, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," provided, however, that the subsection entitled "Election of Directors - Audit Committee Report" shall not be deemed to be incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is included in the Company's Proxy Statement for its February 19, 2002 Annual Meeting of Shareholders, which is incorporated herein by reference, under the headings "Election of Directors - Compensation of Directors" and "Executive Compensation;" provided, however, that the subsection entitled "Executive Compensation - Compensation Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is included in the Company's Proxy Statement for its February 19, 2002 Annual Meeting of Shareholders, which is incorporated herein by reference, under the heading "Stock Ownership of Management and Others."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is included in the Company's Proxy Statement for its February 19, 2002 Annual Meeting of Shareholders, which is incorporated herein by reference, under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Form 10-K:

Financial Statements

Included in Item 8 of Part II of this Form 10-K are the following

Reports of Independent Public Accountants

Consolidated Balance Sheets - September 28, 2001 and September 29, 2000

Consolidated Statements of Operations - Years ended September 28, 2001,
 September 29, 2000 and October 1, 1999

Consolidated Statements of Shareholders' Equity - Years ended September 28,
 2001, September 29, 2000 and October 1, 1999

Consolidated Statements of Cash Flows - Years ended September 28, 2001,
 September 29, 2000 and October 1, 1999

Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules are omitted because they are not applicable, are not required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Exhibits

See Exhibit Index.

Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Mount Pleasant and State of Wisconsin, on the 13th day of December 2001.

                                      JOHNSON OUTDOORS INC.

                                      (Registrant)

                                      By   /s/ Helen P. Johnson-Leipold
                                           -------------------------------------
                                           Helen P. Johnson-Leipold
                                           Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 13th day of December 2001.



 /s/ Helen P. Johnson-Leipold           Chairman and Chief Executive Officer
---------------------------------                   and Director
  (Helen P. Johnson-Leipold)               (Principal Executive Officer)


    /s/ Thomas F. Pyle, Jr.                  Vice Chairman of the Board
---------------------------------                   and Director
     (Thomas F. Pyle, Jr.)

     /s/ Samuel C. Johnson                            Director
---------------------------------
      (Samuel C. Johnson)

     /s/ Gregory E. Lawton                            Director
---------------------------------
      (Gregory E. Lawton)

       /s/ Glenn N. Rupp                              Director
---------------------------------
        (Glenn N. Rupp)

      /s/ Terry E. London                             Director
---------------------------------
       (Terry E. London)


---------------------------------
     (John M. Fahey, Jr.)                             Director

      /s/ Paul A. Lehmann            Vice President and Chief Financial Officer
---------------------------------   (Principal Financial and Accounting Officer)
       (Paul A. Lehmann)

                                  EXHIBIT INDEX

Exhibit    Title                                                        Page No.
--------------------------------------------------------------------------------
3.1        Articles of Incorporation of the Company as amended              *
           through February 17, 2000. (Filed as Exhibit 3.1(a) to the
           Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)
3.2        Bylaws of the Company as amended through March 22, 2000.         *
           (Filed as Exhibit 3.2(a) to the Company's Form 10-Q for the
           quarter ended March 31, 2000 and incorporated herein by
           reference.)
4.1        Note Agreement dated October 1, 1995. (Filed as Exhibit 4.1      *
           to the Company's Form 10-Q for the quarter ended December 29,
           1995 and incorporated herein by reference.)
4.2        First Amendment dated October 31, 1996 to Note Agreement         *
           dated October 1, 1995. (Filed as Exhibit 4.3 to the Company's
           Form 10-Q for the quarter ended December 27, 1996 and
           incorporated herein by reference.)
4.3        Second Amendment dated September 30, 1997 to Note Agreement      *
           dated October 1, 1995. (Filed as Exhibit 4.8 to the Company's
           Form 10-K for the year ended October 3, 1997 and incorporated herein by reference.)
4.4        Third Amendment dated October 3, 1997 to Note Agreement          *
           dated October 1, 1995. (Filed as Exhibit 4.9 to the Company's
           Form 10-K for the year ended October 3, 1997 and incorporated herein by reference.)
4.5        Fourth Amendment dated January 10, 2000 to Note Agreement        *
           dated October 1, 1995. (Filed as Exhibit 4.9 to the Company's
           Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)
4.6        Fifth Amendment dated December 13, 2001 to Note Agreement
           dated October 1, 1995.
4.7        Note Agreement dated as of September 15, 1997. (Filed as         *
           Exhibit 4.15 to the Company's Form 10-K for the year ended
           October 3, 1997 and incorporated herein by reference.)
4.8        First Amendment dated January 10, 2000 to Note Agreement         *
           dated September 15, 1997. (Filed as Exhibit 4.10 to the
           Company's Form 10-Q for the quarter ended March 31, 2000
           and incorporated herein by reference.)
4.9        Second Amendment dated December 13, 2001 to Note
           Agreement dated September 15, 1997.
4.10       3-Year Revolving Credit Agreement dated as of August 31, 2001.
4.11       Amendment No. 1 to 3-Year Revolving Credit Agreement
           dated as of December 18, 2001.
4.12       Note Agreement dated as of December 13, 2001.
9          Johnson Outdoors Inc. Class B common stock Voting Trust          *
           Agreement, dated December 30, 1993 (Filed as Exhibit 9 to
           the Company's Form 10-Q for the quarter ended December 31,
           1993 and incorporated herein by reference.)
10.1       Stock Purchase Agreement, dated as of January 12, 2000, by       *
           and between Johnson Outdoors Inc. and Berkley Inc. (Filed as
           Exhibit 2.1 to the Company's Form 8-K dated March 31, 2000 and incorporated herein by reference.)
10.2       Amendment to Stock Purchase Agreement, dated as of               *
           February 28, 2000, by and between Johnson Outdoors
           Inc. and Berkley Inc. (Filed as Exhibit 2.2 to the
           Company's Form 8-K dated March 31, 2000 and
           incorporated herein by reference.)
10.3       Johnson Outdoors Inc. Amended and Restated 1986 Stock            *
           Option Plan. (Filed as Exhibit 10 to the Company's
           Form 10-Q for the quarter ended July 2, 1993 and incorporated herein by reference.)

                                  EXHIBIT INDEX

Exhibit    Title                                                        Page No.
--------------------------------------------------------------------------------
10.4       Registration Rights Agreement regarding Johnson Outdoors         *
           Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit
           10.6 to the Company's Form S-1 Registration Statement No.
           33-16998 and incorporated herein by reference.)
10.5       Registration Rights Agreement regarding Johnson Outdoors         *
           Inc. Class A common stock held by Mr. Samuel C. Johnson.
           (Filed as Exhibit 28 to the Company's Form 10-Q for the
           quarter ended March 29, 1991 and incorporated herein by
           reference.)
10.6+      Form of Restricted Stock Agreement. (Filed as Exhibit            *
           10.8 to the Company's Form S-1 Registration Statement
           No. 33-23299 and incorporated herein by reference.)
10.7+      Form of Supplemental Retirement Agreement of Johnson             *
           Diversified, Inc. (Filed as Exhibit 10.9 to the
           Company's Form S-1 Registration Statement No. 33-16998
           and incorporated herein by reference.)
10.8+      Johnson Outdoors Retirement and Savings Plan. (Filed as          *
           Exhibit 10.9 to the Company's Form 10-K for the year ended
           September 29, 1989 and incorporated herein by reference.)
10.9+      Form of Agreement of Indemnity and Exoneration with              *
           Directors and Officers. (Filed as Exhibit 10.11 to the
           Company's Form S-1 Registration Statement No. 33-16998
           and incorporated herein by reference.)
10.10      Consulting and administrative agreements with S. C.              *
           Johnson & Son, Inc. (Filed as Exhibit 10.12 to the
           Company's Form S-1 Registration Statement No. 33-16998
           and incorporated herein by reference.)
10.11+     Johnson Outdoors Inc. 1994 Long-Term Stock Incentive             *
           Plan. (Filed as Exhibit 4 to the Company's Form S-8
           Registration Statement No. 333-88091 and incorporated
           herein by reference.)
10.12+     Johnson Outdoors Inc. 1994 Non-Employee Director Stock           *
           Ownership Plan. (Filed as Exhibit 4 to the Company's
           Form S-8 Registration Statement No. 333-88089 and
           incorporated herein by reference.)
10.13+     Johnson Outdoors Economic Value Added Bonus Plan                 *
           (Filed as Exhibit 10.15 to the Company's Form 10-K
           for the year ended October 3, 1997 and incorporated
           herein by reference.)
10.14+     Johnson Outdoors Inc. 2000 Long-Term Stock Incentive             *
           Plan. (Filed as Exhibit 10.16 to the Company's Form
           10-Q for the quarter ended March 31, 2000 and
           incorporated herein by reference.)
11.        Statement regarding computation of per share earnings. (Note     *
           15 to the Consolidated Financial Statements of the Company's
           2001 Form 10-K is incorporated herein by reference.)
21.        Subsidiaries of the Company as of September 28, 2001.
23.1       Consent of Arthur Andersen LLP.
23.2       Consent of KPMG LLP
99.        Definitive Proxy Statement for the 2002 Annual Meeting           *
           of Shareholders. Except to the extent specifically incorporated herein by reference, the Proxy Statement for the 2002 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K. The Proxy Statement for the 2002
           Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under regulation 14A within 120 days after the end of the Company's fiscal year.

-----------------
* Incorporated herein by reference.
+ A management contract or compensatory plan or arrangement.

                        CONSOLIDATED FINANCIAL STATEMENTS


                       Table of Contents                                   Page
------------------------------------------------------------------------  ------

Report of Management                                                        F-1

Reports of Independent Public Accountants                                   F-1

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statements of Shareholders' Equity                             F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-7

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

The financial statements for each of the years covered in this Form 10-K have been audited by independent public accountants, who have provided an independent assessment as to the fairness of the financial statements, after obtaining an understanding of the Company's systems and procedures and performing such other tests as deemed necessary.

The Audit Committee of the Board of Directors, which is composed solely of directors who are not officers of the Company, meets with management and the independent public accountants to review the results of their work and to satisfy itself that their respective responsibilities are being properly discharged. The independent public accountants have full and free access to the Audit Committee and have regular discussions with the Committee regarding appropriate auditing and financial reporting matters.


Helen P. Johnson-Leipold                   Paul A. Lehmann
Chairman and Chief Executive Officer       Vice President and Chief Financial
                                            Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the consolidated balance sheet of Johnson Outdoors Inc. and subsidiaries as of September 28, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Johnson Outdoors Inc. and subsidiaries as of September 28, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1 to the consolidated financial statements, effective September 30, 2000, the Company changed its method of accounting for derivative instruments.

  /s/ Arthur Andersen LLP

Arthur Andersen LLP
Milwaukee, Wisconsin
November 8, 2001, except for Notes 5 and 17, as to which the date is December 21, 2001.

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the consolidated balance sheet of Johnson Outdoors Inc. and subsidiaries as of September 29, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended September 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Johnson Outdoors Inc. and subsidiaries as of September 29, 2000 and the results of their operations and their cash flows for each of the years in the two-year period ended September 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

 /s/ KPMG LLP

KPMG LLP
Milwaukee, Wisconsin
November 6, 2000

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------
                                                                                September 28         September 29
(thousands, except share data)                                                          2001                 2000
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and temporary cash investments                                           $  16,069            $  17,363
     Accounts receivable less allowance for doubtful
        accounts of $3,739 and $3,895, respectively                                   45,585               54,825
     Inventories                                                                      61,700               62,708
     Deferred income taxes                                                             5,269                4,613
     Other current assets                                                              4,557                4,685
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 133,180              144,194
Property plant and equipment, net                                                     35,879               37,369
Deferred income taxes                                                                 19,577               17,311
Intangible assets, net                                                                55,288               57,866
Other assets                                                                             989                1,231
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $ 244,913            $ 257,971
====================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt                       $  12,985            $  59,462
    Accounts payable                                                                  12,157               12,928
    Accrued liabilities:
        Salaries and wages                                                             5,968                7,421
        Income taxes                                                                   1,206                  140
        Other                                                                         17,237               26,452
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             49,553              106,403
Long-term debt, less current maturities                                               84,550               45,857
Other liabilities                                                                      5,031                4,879
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    139,134              157,139
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                                          --                   --
    Common stock:
        Class A shares issued:
           September 28, 2001, 6,946,012;
           September 29, 2000, 6,924,630                                                 347                  346
        Class B shares issued (convertible into Class A shares):
           September 28, 2001, 1,222,729;
           September 29, 2000, 1,222,729                                                  61                   61
    Capital in excess of par value                                                    44,411               44,291
    Retained earnings                                                                 80,162               74,797
    Contingent compensation                                                              (44)                 (77)
    Accumulated other comprehensive loss - cumulative translation
        adjustment                                                                   (19,158)             (18,586)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                           105,779              100,832
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $ 244,913            $ 257,971
====================================================================================================================

       The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------
                                                                                                       Year Ended
--------------------------------------------------------------------------------------------------------------------
                                                              September 28        September 29          October 1
(thousands, except per share data)                                    2001                2000               1999
--------------------------------------------------------------------------------------------------------------------
Net sales                                                        $ 345,637           $ 354,889          $ 310,198
Cost of sales                                                      208,934             212,076            184,424
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                       136,703             142,813            125,774
--------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                           76,114              73,685             64,930
    Administrative management, finance and information
        systems                                                     29,138              28,442             26,372
    Research and development                                         7,565               7,854              6,878
    Amortization of acquisition costs                                5,288               2,951              2,912
    Profit sharing                                                   1,432               2,793              2,396
    Strategic charges                                                1,448               2,369              2,773
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                           120,985             118,094            106,261
--------------------------------------------------------------------------------------------------------------------
Operating profit                                                    15,718              24,719             19,513
Interest income                                                       (548)               (421)              (294)
Interest expense                                                     9,085               9,799              9,565
Other  expense, net                                                  1,091                 261                223
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and before cumulative effect of change in accounting
    principle                                                        6,090              15,080             10,019
Income tax expense                                                   2,480               6,705              4,158
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative
    effect of change in accounting principle                         3,610               8,375              5,861
Income (loss) from discontinued operations, net of income
    tax expense (benefit) of $(563), and $771 for 2000
    and 1999, respectively.                                             --                (940)             1,161
Loss on disposal of discontinued operations, net of
    income tax benefit of $1,840.                                       --             (24,418)                --
Effect of change in accounting principle, net of income
    tax expense of $845                                              1,755                  --                 --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $   5,365           $ (16,983)         $   7,022
====================================================================================================================
Basic earnings (loss) per common share:
    Continuing operations                                        $    0.44           $    1.03          $    0.72
    Discontinued operations                                             --               (3.12)              0.15
    Net effect of change in accounting principle                      0.22                  --                 --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $    0.66           $   (2.09)         $    0.87
====================================================================================================================
Diluted earnings (loss) per common share:
    Continuing operations                                        $    0.44           $    1.03          $    0.72
    Discontinued operations                                             --               (3.12)              0.15
    Net effect of change in accounting principle                      0.22                  --                 --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $    0.66           $   (2.09)         $    0.87
====================================================================================================================

       The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------   -----------------
                                                                                        Accumulated
                                                                                              Other
                                                                                      Comprehensive
                                           Capital in                             Loss - Cumulative
                                   Common   Excess of   Retained      Contingent        Translation    Treasury       Comprehensive
(thousands)                         Stock   Par Value   Earnings    Compensation         Adjustment       Stock       Income (Loss)
----------------------------------------------------------------------------------------------------------------   -----------------
BALANCE AT OCTOBER 2, 1998           $406     $44,205    $85,068        $    (27)           $(4,651)     $ (615)
Net income                             --          --      7,022              --                 --          --          $    7,022
Issuance of restricted stock           --                   (137)           (182)                --         319                  --
Issuance of stock under
 employee stock purchase
 plan                                  --          --       (121)             --                 --         214                  --
Amortization of contingent
 compensation                          --          --         --              75                 --          --                  --
Translation adjustment                 --          --         --              --             (4,398)         --              (4,398)
----------------------------------------------------------------------------------------------------------------   -----------------
BALANCE AT OCTOBER 1, 1999            406      44,205     91,832            (134)            (9,049)        (82)         $    2,624
                                                                                                                   =================
Net loss                               --          --    (16,983)             --                 --          --          $  (16,983)
Issuance of restricted stock           --          19         --             (19)                --          --                  --
Issuance of stock under
 employee stock purchase
 plan                                   1          67        (52)             --                 --          82                  --
Amortization of contingent
 compensation                          --          --         --              76                 --          --                  --
Translation adjustment                 --          --         --              --            (10,346)         --             (10,346)
Translation adjustment
 reclassified to net loss on
 sale of Fishing business              --          --         --              --                809          --                  --
----------------------------------------------------------------------------------------------------------------   -----------------
BALANCE AT SEPTEMBER 29, 2000         407      44,291     74,797             (77)           (18,586)         --          $  (27,329)
                                                                                                                   =================
Net income                             --          --      5,365              --                 --          --          $    5,365
Issuance of restricted stock           --          50         --             (50)                --          --                  --
Issuance of stock under employee
 stock purchase plan                    1          70         --              --                 --          --                  --
Amortization of contingent
 compensation                          --          --         --              83                 --          --                  --
Translation adjustment                 --          --         --              --              2,402          --               2,402
Translation adjustment
 reclassified to cumulative
 effect of change in accounting        --          --         --              --             (2,974)         --                  --
 principle
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 28, 2001         $408    $44,411    $80,162            $(44)          $(19,158)        $--          $    7,767
====================================================================================================================================

       The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------
                                                                                                      Year Ended
------------------------------------------------------------------------------------------------------------------
                                                                September 28      September 29        October 1
(thousands)                                                             2001              2000             1999
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income (loss)                                                  $   5,365         $ (16,983)        $  7,022
Less income (loss) from discontinued operations                           --           (25,358)           1,161
Less income from cumulative effect of change in
    accounting principle                                               1,755               --                --
------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                      3,610             8,375            5,861
Adjustments to reconcile income from continuing operations
    to net cash provided by operating activities
    of continuing operations:
        Depreciation and amortization                                 13,516            12,523           12,597
        Provision for doubtful accounts receivable                     2,460             1,812            2,162
        Provision for inventory reserves                               1,529               853              801
        Deferred income taxes                                         (2,922)             (374)             (48)
        Impairment of goodwill                                         2,526                --               --
Change in assets and liabilities, net of effect of
    businesses acquired or sold:
        Accounts receivable                                            6,780           (10,728)          (3,466)
        Inventories                                                      124            (8,358)           1,012
        Accounts payable and accrued liabilities                     (11,391)            3,910            5,975
        Other, net                                                      (760)            1,738             (106)
------------------------------------------------------------------------------------------------------------------
                                                                      15,472             9,751           24,788
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of business, net of cash                               --            33,126               --
Payments for purchase of businesses, net of cash acquired               (573)             (864)         (13,584)
Net additions to property, plant and equipment                        (9,765)          (14,075)         (13,035)
Sales of property, plant and equipment                                   730             1,838              501
------------------------------------------------------------------------------------------------------------------
                                                                      (9,608)           20,025          (26,118)
------------------------------------------------------------------------------------------------------------------
CASH USED FOR FINANCING ACTIVITIES
Principal payments on senior notes and other long-term debt           (6,784)          (21,969)          (7,705)
Net change in short-term debt                                         (1,143)            9,351            6,764
Common stock transactions                                                 71                97               94
------------------------------------------------------------------------------------------------------------------
                                                                      (7,856)          (12,521)            (847)
------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                          698            (1,790)            (541)
Net cash provided by (used for) discontinued operations                   --            (8,076)           2,361
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary cash investments            (1,294)            7,389             (357)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of year                                                     17,363             9,974           10,331
------------------------------------------------------------------------------------------------------------------
End of year                                                        $  16,069         $  17,363         $  9,974
==================================================================================================================

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

1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Johnson Outdoors Inc. and all majority owned subsidiaries (the Company) and are stated in conformity with accounting principles generally accepted in the United States of America. Significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and operating results and the disclosure of commitments and contingent liabilities. Actual results could differ significantly from those estimates. For the Company, significant estimates include the allowance for doubtful accounts receivable, reserves for inventory valuation, reserves for sales returns and the valuation allowance for deferred tax assets.

The Company's fiscal year ends on the Friday nearest September 30. The fiscal years ended September 28, 2001 (hereinafter 2001) and September 29, 2000 (hereinafter 2000) and October 1, 1999 (hereinafter 1999) each comprise 52 weeks.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories attributable to continuing operations at the end of the respective years consist of the following:

--------------------------------------------------------------------------------
                                                    2001               2000
--------------------------------------------------------------------------------
Raw materials                                   $ 19,892           $ 23,122
Work in process                                    2,592              2,238
Finished goods                                    42,620             40,297
--------------------------------------------------------------------------------
                                                  65,104             65,657
Less reserves                                      3,404              2,949
--------------------------------------------------------------------------------
                                                $ 61,700           $ 62,708
--------------------------------------------------------------------------------

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

Property, plant and equipment attributable to continuing operations at the end of the respective years consist of the following:

--------------------------------------------------------------------------------
                                                    2001                2000
--------------------------------------------------------------------------------
Property and improvements                       $   1,423          $   1,423
Buildings and improvements                         21,861             19,303
Furniture, fixtures and equipment                  86,221             82,994
--------------------------------------------------------------------------------
                                                  109,505            103,720
Less accumulated depreciation                      73,626             66,351
--------------------------------------------------------------------------------
                                                $  35,879          $  37,369
--------------------------------------------------------------------------------

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method with periods ranging from 15 to 40 years for goodwill and 3 to 16 years for patents, trademarks and other intangible assets.

Intangible assets attributable to continuing operations at the end of the respective years consist of the following:

--------------------------------------------------------------------------------
                                                      2001               2000
--------------------------------------------------------------------------------
Goodwill                                         $  68,830          $  69,546
Patents, trademarks and other                        4,275              4,122
--------------------------------------------------------------------------------
                                                    73,105             73,668
Less accumulated amortization                       17,817             15,802
--------------------------------------------------------------------------------
                                                 $  55,288          $  57,866
--------------------------------------------------------------------------------

Impairment of Long-Lived Assets

The Company annually assesses the recoverability of property, plant and equipment and intangible assets, primarily by determining whether the depreciation and amortization of the balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the related businesses. The amount of impairment, if any, is measured primarily based on the deficiency of projected discounted future operating cash flows relative to the value of the assets, using a discount rate reflecting the Company's cost of capital, which currently approximates 10%. In 2001, the Company recognized a $2.5 million write-down for impaired goodwill related to the Airguide brand in the Motors business.

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

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the United States during the year. At September 28, 2001, net undistributed earnings of foreign subsidiaries total approximately $63,200. A substantial portion of these unremitted earnings have been permanently invested abroad and no provision for federal or state taxes is made on these amounts. With respect to that portion of foreign earnings which may be returned to the United States, provision is made for taxes if the amounts are significant.

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

Foreign Operations and Derivative Financial Instruments

Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange existing at the end of the year. Results of operations are translated at monthly average exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are classified as accumulated other comprehensive income (loss), a separate component of shareholders' equity.

The Company operates internationally, which gives rise to exposure to market risk from movements in foreign currency exchange rates. To minimize the effect of fluctuating foreign currencies on its income, the Company enters into foreign currency forward contracts. The Company primarily hedges assets, inventory purchases and loans denominated in foreign currencies. The Company does not enter into foreign exchange contracts for trading purposes. Gains and losses on unhedged exposures are recorded in operating results.

The contracts are used to hedge known foreign currency transactions on a continuing basis for periods consistent with the Company's exposures. Beginning September 30, 2000 upon the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the effective portion of the gain or loss on the foreign currency forward contact is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss on the futures contact, if any, is recognized in current earnings during the period of changes. Adoption of these new accounting standards resulted in a cumulative after-tax gain of approximately $1.8 million and an accumulated other compre-hensive loss of approximately $3.0 million in the first quarter of fiscal 2001.

At September 28, 2001, foreign currency contracts with contractual amounts totaling approximately $6,500 are in place, hedging existing and anticipated transactions. The contracts, which are executed with major financial institu-tions, generally mature within one year with no credit loss anticipated for failure of the counterparties to perform. At September 28, 2001, the fair value of these instruments is approximately $200 greater than the contractual amount.

Revenue Recognition

Revenue from sales is recognized when all substantial risk of ownership trans-fers to the customer, which is generally upon shipment of products. Estimated costs of returns and allowances are accrued when revenue is recognized.

Advertising

The Company expenses substantially all costs related to production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued in relation to sales.

Advertising expense attributable to continuing operations in 2001, 2000 and 1999 totaled $18,282, $18,435 and $16,258, respectively. Capitalized costs attributable to continuing operations at September 28, 2001 and September 29, 2000 totaled $1,653 and $1,360, respectively, and primarily include catalogs and costs of advertising which has not yet run for the first time.

Shipping and Handling Costs

In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires companies to classify as revenues shipping and handling fees billed to customers. Previously, shipping revenues and shipping expenses were included in marketing and selling expenses. All periods presented in the Consolidated Statements of Operations have been reclassified to conform to the current year presentation. The adoption of this statement increased net sales and marketing and selling expenses by $7,114, $7,601 and $5,104 for 2001, 2000 and 1999, respectively.

Shipping and handling expense attributable to continuing operations included in marketing and selling expense was $12,821, $13,007 and $9,525 for 2001, 2000 and 1999, respectively.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock options using the intrinsic value based method. Accordingly, compensation cost is generally recognized only for stock options issued with an exercise price lower than the market price on the date of grant. The Company's practice is to issue options with an exercise price equal to the fair market value on the date of the grant. The fair value of restricted shares awarded in excess of the amount paid for such shares is recognized as contingent compensation and is amortized over 1 to 3 years from the date of award, the period after which all restrictions generally lapse.

Pending Accounting Changes

In June 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangibles (SFAS
142). SFAS 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Other intangible assets will be required to be separately recognized if the benefit of the intangible asset can be sold, transferred, licensed, rented, or exchanged. Amortization of these intangibles over their useful lives is required. The Company has elected to adopt SFAS 142 as of the beginning of fiscal 2002. The Company is currently assessing the impact of adopting SFAS 142 and believes, excluding impairments, net income for fiscal year 2002 will be increased, since goodwill is no longer subject to amortization, by approximately $2,500.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There will be no financial implication related to the adoption of SFAS 144, and the guidance will be applied on a prospective basis. The company is required to adopt SFAS 144 in the first quarter of fiscal 2003.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

2      STRATEGIC CHARGES

In 2001, 2000 and 1999, the Company recorded strategic charges totaling $1,448, $2,369 and $2,773, respectively.

In 2001 strategic charges included severance, moving and other exit costs related primarily to the closure and relocation of manufacturing facilities in the Watercraft business. Severance costs included in the strategic charges totaled $660 and approximately 88 employees were impacted by these actions. Unexpended funds at year end related to these actions were approximately $1,020.

In 2000 strategic charges included severance, moving and other exit costs related primarily to the closure and relocation of a manufacturing facility in the Motors business. Severance costs included in the strategic charges totaled $1,469 and approximately 95 employees were impacted by these actions. There are no unexpended funds related to this action as of the end of 2001.

In 1999, a portion of the charges included severance, moving and recruiting costs related to the relocation of certain sales and marketing functions of the Company's Outdoor Equipment business. The balance of the charges were related to the integration of acquired businesses. Severance costs included in these charges totaled $1,101 and approximately 30 employees were impacted. There are no unexpended funds related to this action as of the end of 2001.

3      ACQUISITIONS

During 2001, the Company completed the acquisition of two small businesses which manufacture paddles and marine accessories. The initial purchase price, including direct expenses, for the acquisitions was approximately $600, of which approximately $420 was recorded as intangible assets and is being amortized over 25 years.

During 2000, the Company completed the acquisition of the common stock of Pacific Kayak Ltd., a manufacturer of sit-on-top and sea touring kayaks located in Auckland, New Zealand. The initial purchase price, including direct expenses, for the acquisition was approximately $962, of which approximately $584 was recorded as intangible assets and is being amortized over 25 years. An additional payment of approximately $70 was earned in 2001 based upon achievement of specified levels of sales of the acquired business.

During 1999, the Company completed the acquisition of the common stock of Extrasport, Inc., a privately held manufacturer and marketer of personal flotation devices. The initial purchase price, including direct expenses, for the acquisition was approximately $3,300, of which approximately $2,500 was recorded as intangible assets and is being amortized over 25 years. Additional payments of approximately $150 for both 2000 and 2001 were earned based upon achievement of specified levels of sales. An additional payment in 2002 is dependent upon achievement of specified levels of sales of the acquired business.

Also during 1999, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Escape Sailboat Company LLC, a privately held manufacturer and marketer of recreational sailboats. The initial purchase price, including direct expenses, for the acquisition was approximately $4,800, of which approximately $3,100 was recorded as intangible assets and is being amortized over 25 years.

In December 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of True North Paddle & Necky Kayaks Ltd., a privately held manufacturer and marketer of Necky kayaks, and an affiliated entity. The initial purchase price, including direct expenses, for the acquisition was approximately $5,700, of which approximately $3,200 was recorded as intangible assets and is being amortized over 25 years. Additional payments of approximately $170 and $600 were earned in 2000 and 1999, respectively. Additional payments in the years 2002 and 2003 are dependent upon the achievement of specified levels of sales and profitability of the acquired business.

All acquisitions were accounted for using the purchase method and, accordingly, the Consolidated Financial Statements include the results of operations since the respective dates of acquisition. Additional payments, if required, will increase intangible assets.

4      Sale of Fishing Business

In March 2000, the Company sold its Fishing business. As a result, operations and related assets and liabilities of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47,279, including $14,056 of accounts receivable retained by the Company and $2,367 of debt assumed by the buyer. The Company recorded a loss of $24,418, net of tax, related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. In addition, the Company recorded an after tax loss from operations up to the measurement date of $940 in 2000, an after tax gain of $1,161 in 1999.

Net sales of the Fishing group were $32,667 and $59,184 for 2000 and 1999, respectively. Interest expense of $90 and $154 that is directly attributable to the Fishing group is allocated to discontinued operations.

5      INDEBTEDNESS

Short-term debt at the end of the respective years consists of the following:

--------------------------------------------------------------------------------
                                                    2001               2000
--------------------------------------------------------------------------------
Commercial paper and bank loans                 $ 49,643           $ 53,434
Current maturities of long-term debt              13,342              6,028
Less short-term debt to be refinanced             50,000                 --
--------------------------------------------------------------------------------
                                                $ 12,985           $ 59,462
--------------------------------------------------------------------------------

Short-term credit facilities provide for borrowings with interest rates set periodically by reference to market rates. Commercial paper rates are set by competitive bidding. The weighted average interest rate on short-term indebtedness was 5.8% and 7.6% at September 28, 2001 and September 29, 2000, respectively. The Company's primary facility is a $70,000 revolving credit agreement expiring in 2004, which includes a maximum amount of $30,000 in support of commercial paper issuance. The Company has lines of credit, both foreign and domestic, totaling $92,500 of which $33,825 is available at September 28, 2001. The Company also utilizes letters of credit for trade financing purposes.

Long-term debt at the end of the respective years consists of the following:

--------------------------------------------------------------------------------
                                                     2001               2000
--------------------------------------------------------------------------------
1998 senior notes                                $ 18,800           $ 16,176
1996 senior notes                                  23,700             29,700
Short-term debt to be refinanced                   50,000                 --
Other long-term notes, maturing through
 January 2002                                       5,392              6,009
--------------------------------------------------------------------------------
                                                   97,892             51,885
Less current maturities                            13,342              6,028
--------------------------------------------------------------------------------
                                                 $ 84,550           $ 45,857
--------------------------------------------------------------------------------

In December 2001, subsequent to the end of the 2001 fiscal year, the Company issued unsecured notes totaling $50,000 with an interest rate of 7.82%. The senior notes have annual principal payments of $10,000 beginning December 13, 2004 with a final payment due December 13, 2008. Proceeds from the issuance of the senior notes were used to reduce outstanding indebtedness under the Company's primary revolving credit facility. Outstanding short-term debt totaling $50,000 at September 28, 2001 is classified as long-term in anticipation of refinancing with the proceeds of the senior notes.

In 1998, the Company issued unsecured senior notes totaling $25,000 with an interest rate of 7.15%. Simultaneous with the commitment of the 1998 senior notes, the Company executed a foreign currency swap, denominating in Swiss francs all principal and interest payments required under the 1998 senior notes. The effective interest rate paid on the 1998 senior notes as a result of the currency swap was 4.32%. The Company terminated the currency swap in December 2000. A portion of the proceeds from the divestiture of the Fishing business was used to make an unscheduled principal payment of $5,335 in March 2000. The 1998 senior notes have annual principal payments of $2,000 to $7,000 beginning October 2001 with a final payment due October 2007.

The Company financed a portion of the initial purchase price for the common stock of Uwatec AG in 1997 with a note from the sellers. Interest on the deferred amount is payable annually at 6%. This obligation is denominated in Swiss francs. The outstanding balance of $5,214 is due in 2002. A corresponding amount of the Company's primary revolving credit facility is reserved in support of this obligation through issuance of a letter of credit.

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

Aggregate scheduled maturities of long-term debt in each of the five years ending September 2006 are as follows:

--------------------------------------------------------------------------------
Year
--------------------------------------------------------------------------------
2002                                                                    $13,342
2003                                                                      8,050
2004                                                                      9,500
2005                                                                     15,700
2006                                                                     13,500
Thereafter                                                               37,800
--------------------------------------------------------------------------------

Interest paid was $9,178, $10,471 and $9,740 for 2001, 2000 and 1999, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of the Company's long-term debt as of September 28, 2001 and September 29, 2000 is approximately $98,300 and $53,000, respectively. The carrying value of all other financial instruments approximates the fair value.

Certain of the Company's loan agreements require that Samuel C. Johnson, members of his family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a 51% majority of the directors. At September 28, 2001, the Johnson Family held approximately 3,380,000 shares or 49% of the Class A common stock, approximately 1,168,000 shares or 96% of the Class B common stock and approximately 78% of the voting power of both classes of common stock taken as a whole. The agreements also contain restrictive covenants regarding the Company's net worth, indebtedness, fixed charge coverage and distribution of earnings. The Company is in compliance with the restrictive covenants of such agreements, as amended from time to time.

6      Leases and Other Commitments

The Company leases certain operating facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases attributable to continuing operations having an initial term in excess of one year at September 28, 2001 are as follows:

--------------------------------------------------------------------------------
Year
--------------------------------------------------------------------------------
2002                                                                     $5,600
2003                                                                      3,800
2004                                                                      2,600
2005                                                                      2,200
2006                                                                      2,100
Thereafter                                                                7,600
--------------------------------------------------------------------------------

Rental expense attributable to continuing operations under all leases was approximately $6,739, $6,727 and $6,438 for 2001, 2000 and 1999, respectively.

The Company makes commitments in a broad variety of areas, including capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

7      INCOME TAXES

Income tax expense (benefit) attributable to continuing operations for the respective years consists of the following:

--------------------------------------------------------------------------------
                                   2001               2000               1999
--------------------------------------------------------------------------------
Current:
    Federal                   $      --          $      17          $      34
    State                           101                490                683
    Foreign                       5,301              6,572              3,489
Deferred                         (2,922)              (374)               (48)
--------------------------------------------------------------------------------
                              $   2,480          $   6,705          $   4,158
--------------------------------------------------------------------------------

The significant components of deferred tax expense (benefit) attributable to continuing operations are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                       2001               2000               1999
--------------------------------------------------------------------------------------------------------------------
Deferred tax expense (benefit) (exclusive of effects of
    other components listed below)                                $  (3,185)         $    (822)         $      89
Increase (decrease) in beginning of the year balance of
    the valuation allowance for deferred tax assets                     263                448               (137)
--------------------------------------------------------------------------------------------------------------------
                                                                  $  (2,922)         $    (374)         $     (48)
--------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities attributable to continuing operations at the end of the respective years are presented below:

--------------------------------------------------------------------------------
                                                       2001              2000
--------------------------------------------------------------------------------
Deferred tax assets:
    Inventories                                   $   2,089         $   1,966
    Compensation                                      2,978             3,502
    Foreign tax credit carryforwards                  3,761             3,791
    Net operating loss carryforwards                 21,562            16,808
    Other                                             5,138             5,869
--------------------------------------------------------------------------------
Total gross deferred tax assets                      35,528            31,936
Less valuation allowance                              8,046             7,783
--------------------------------------------------------------------------------
                                                     27,482            24,153
--------------------------------------------------------------------------------
Deferred tax liabilities:
    Foreign statutory reserves                        1,867             1,952
    Goodwill and other intangibles                      769               277
--------------------------------------------------------------------------------
Total deferred tax liabilities                        2,636             2,229
--------------------------------------------------------------------------------
Net deferred tax asset                            $  24,846         $  21,924
--------------------------------------------------------------------------------

Deferred tax assets relating to net operating losses of discontinued operation of $5,555 has been reflected as assets of continuing operations in 2000 as the benefit will ultimately be realized by the continuing operations.

Following is the income (loss) from continuing operations before income taxes for domestic and foreign operations:

--------------------------------------------------------------------------------
                                 2001               2000               1999
--------------------------------------------------------------------------------
United States                $ (5,719)          $ (1,436)          $ (1,269)
Foreign                        11,809             16,516             11,288
--------------------------------------------------------------------------------
                             $  6,090           $ 15,080           $ 10,019
--------------------------------------------------------------------------------

The significant differences between the statutory federal tax rate and the effective income tax rates for income from continuing operations are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                     2001               2000               1999
--------------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate                                34.0%              34.0%              34.0%
State income taxes, net of federal income tax benefit                  0.9                3.8                0.7
Foreign rate differential                                              1.3                1.4                5.1
Change in beginning of year valuation allowance                        4.3                3.0                --
Foreign operating losses                                               --                 0.6                1.9
Other                                                                  0.2                1.7               (0.2)
--------------------------------------------------------------------------------------------------------------------
                                                                      40.7%              44.5%              41.5%
--------------------------------------------------------------------------------------------------------------------

At September 28, 2001, the Company has $3,761 of foreign tax credit carryforwards available to be offset against future U.S. tax liability. The credits expire in 2002 through 2007 if not utilized. These carryforwards have been fully reserved for in the valuation allowance.

At September 28, 2001, the Company has a U.S. federal operating loss carryforward of $40,542 and various state net operating loss carryforwards. During 2001, 2000 and 1999, foreign net operating loss carryforwards were utilized, resulting in a reduction in income tax expense of $32, $152 and $137, respectively. In addition, certain of the Company's foreign subsidiaries have net operating loss carryforwards totaling $3,120. These amounts are available to offset future taxable income over the next 14 to 20 years and are anticipated to be utilized during this period.

Taxes paid attributable to continuing operations were $4,337, $9,935 and $6,648 for 2001, 2000 and 1999, respectively.

8      EMPLOYEE BENEFITS

Net periodic pension cost for noncontributory defined benefit pension plans includes the following components.

-----------------------------------------------------------------------------------------------------
                                                        2001               2000               1999
-----------------------------------------------------------------------------------------------------
Service cost                                           $ 343              $ 315              $ 273
Interest on projected benefit obligation                 792                763                713
Less return on plan assets                               631                592                558
Amortization of unrecognized:
    Net loss                                               1                  4                  4
    Prior service cost                                    26                 26                 26
    Transition asset                                     (80)               (81)               (81)
-----------------------------------------------------------------------------------------------------
Net amount recognized                                  $ 451              $ 435              $ 377
-----------------------------------------------------------------------------------------------------

The following provides a reconciliation of the changes in the plans benefit obligation and fair value of assets for 2001 and 2000 and a statement of the funded status at the end of each year:

---------------------------------------------------------------------------------------------------
                                                                         2001               2000
---------------------------------------------------------------------------------------------------
Benefit obligation:
    Benefit obligation at beginning of year                          $ 10,332           $  9,604
    Service cost                                                          343                315
    Interest cost                                                         792                763
    Actuarial (gain) loss                                               1,094                259
    Benefits paid                                                        (632)              (609)
---------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                    $ 11,929           $ 10,332
---------------------------------------------------------------------------------------------------
Fair value of plan assets:
    Fair value of plan assets at beginning of year                   $  8,620           $  8,070
    Actual return on plan assets                                         (582)               888
    Company contributions                                                 278                271
    Benefits paid                                                        (632)              (609)
---------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                             $  7,684           $  8,620
---------------------------------------------------------------------------------------------------
Funded status:
    Funded status of the plan                                        $ (4,245)          $ (1,712)
    Unrecognized net (gain) loss                                        2,084                 80
    Unrecognized prior service cost                                       123                148
    Unrecognized transition asset                                        (211)              (291)
---------------------------------------------------------------------------------------------------
Net liability recognized                                             $ (2,249)          $ (1,775)
---------------------------------------------------------------------------------------------------

The following summarizes the components of the net liability recognized in the consolidated balance sheets at the end of the respective years:

--------------------------------------------------------------------------------
                                                      2001               2000
--------------------------------------------------------------------------------
Prepaid benefit cost                              $     --           $     --
Accrued benefit liability                           (2,249)            (1,775)
--------------------------------------------------------------------------------
Net liability recognized                          $ (2,249)          $ (1,775)
--------------------------------------------------------------------------------

Plan assets are invested primarily in stock and bond mutual funds and insurance contracts.

Actuarial assumptions used to determine the projected benefit obligation are as follows:

--------------------------------------------------------------------------------
                                          2001            2000             1999
--------------------------------------------------------------------------------
Discount rate                            7.25%              8%               8%
Long-term rate of return                 8                  8                8
Average salary increase rate             5                  5                5
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

10     COMMON STOCK

Common stock at the end of the respective years were as follows:

--------------------------------------------------------------------------------
                                                       2001                2000
--------------------------------------------------------------------------------
Class A, $.05 par value:
    Authorized                                   20,000,000          20,000,000
    Outstanding                                   6,946,012           6,924,630
Class B, $.05 par value:
    Authorized                                    3,000,000           3,000,000
    Outstanding                                   1,222,729           1,222,729
--------------------------------------------------------------------------------

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2001, no shares of Class B common stock were converted into Class A common stock. During 2000 and 1999, respectively, 132 and 1,000 shares of Class B common stock were converted into Class A common stock.

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

A summary of stock option activity related to the Company's plans is as follows:

--------------------------------------------------------------------------------
                                                              Weighted Average
                                                 Shares         Exercise Price
--------------------------------------------------------------------------------
Outstanding at October 2, 1998                  602,061                 $17.43
Granted                                         353,000                   8.53
Cancelled                                      (176,224)                 14.67
--------------------------------------------------------------------------------
Outstanding at October 1, 1999                  778,837                  14.02
Granted                                         268,500                   7.58
Cancelled                                       (95,107)                 15.23
--------------------------------------------------------------------------------
Outstanding at September 29, 2000               952,230                 $12.08
Granted                                         235,000                   5.50
Cancelled                                      (100,435)                 17.00
--------------------------------------------------------------------------------
Outstanding at September 28, 2001             1,086,795                 $10.20
--------------------------------------------------------------------------------

The range of options outstanding at September 28, 2001 is as follows:

---------------------------------------------------------------------------------------------------------------------
     Price Range           Number of Options           Weighted Average Exercise          Weighted Average Remaining
       per Share     Outstanding/Exercisable       Price Outstanding/Exercisable         Contractual Life (in years)
---------------------------------------------------------------------------------------------------------------------
  $ 5.31 - 11.50             820,999/331,461                     $    7.47/$8.59                                8.20
  $12.94 - 17.50             156,222/156,222                     $  16.59/$16.59                                5.75
  $18.63 - 24.38             109,574/109,574                     $  21.54/$21.54                                2.92
---------------------------------------------------------------------------------------------------------------------
                           1,086,795/597,257                     $  10.20/$13.06                                7.31
---------------------------------------------------------------------------------------------------------------------

The weighted average fair market value of options granted during the year was $2.18 in 2001, $3.20 in 2000 and $3.31 in 1999.

Had compensation cost for the Company's stock options been determined using the fair value method, the Company's pro forma operating results would have been as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                             2001            2000             1999
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                        $  3,112         $ 7,744         $  5,221
Diluted earnings per common share from continuing operations             $   0.38         $  0.95         $   0.64
-------------------------------------------------------------------------------------------------------------------

For purposes of calculating pro forma operating results, the fair value of each option grant was estimated using the Black-Scholes option pricing model with an expected volatility of 35%, a risk free rate equivalent to five year U.S. Treasury securities and an expected life of five years. The pro forma operating results reflect only options granted after 1995.

The Company's employee stock purchase plan provides for the issuance of up to 150,000 shares of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. During 2001, 2000 and 1999 13,382, 16,701, 13,722 shares, respectively, were issued under this plan.

12     RELATED PARTY Transactions

Various transactions are conducted between the Company and organizations controlled by the Johnson Family. These include consulting services, office rental, royalties and certain administrative activities. Total net costs of these transactions are $546, $542, $474 for 2001, 2000 and 1999, respectively.

13     SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate global business units, each of which represent major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

Net sales and operating profit include both sales to customers, as reported in the Company's consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Identifiable assets represent assets that are used in the Company's operations in each business unit at the end of the years presented. There were no concentrations in revenue from a particular customer, product or geographic area in each of the years presented.

A summary of the Company's continuing operations by business segment is presented below:

-----------------------------------------------------------------------------------------------------
                                                        2001               2000               1999
-----------------------------------------------------------------------------------------------------
Net sales:
    Outdoor equipment:
        Unaffiliated customers                    $  114,875         $  104,052         $   92,951
        Interunit transfers                               89                 67                 14
    Watercraft:
        Unaffiliated customers                        85,841             90,178             70,160
        Interunit transfers                              343                397                260
    Diving:
        Unaffiliated customers                        80,426             82,840             80,610
        Interunit transfers                               62                  5                  9
    Motors:
        Unaffiliated customers                        64,446             76,680             64,671
        Interunit transfers                              539              1,363              1,783
    Other                                                 49              1,139              1,806
    Eliminations                                      (1,033)            (1,832)            (2,066)
-----------------------------------------------------------------------------------------------------
                                                  $  345,637         $  354,889         $  310,198
=====================================================================================================
Operating profit (loss):
    Outdoor equipment                             $   12,015         $    8,182         $    3,546
    Watercraft                                         1,293             10,327             12,598
    Diving                                            11,638             10,832              4,749
    Motors                                               231              3,936              3,497
    Other                                             (9,459)            (8,558)            (4,877)
-----------------------------------------------------------------------------------------------------
                                                  $   15,718         $   24,719         $   19,513
=====================================================================================================
Identifiable assets:
    Outdoor equipment                             $   49,027         $   49,512
    Watercraft                                        65,147             63,394
    Diving                                            85,393             87,818
    Motors                                            22,819             30,208
    Other                                             22,527             27,039
---------------------------------------------------------------------------------
                                                  $  244,913         $  257,971
=================================================================================

A summary of the Company's continuing operations by geographic area is presented below:

-----------------------------------------------------------------------------------------------------
                                                        2001               2000               1999
-----------------------------------------------------------------------------------------------------
Net sales:
    United States:
        Unaffiliated customers                    $  228,491         $  239,079         $  195,461
        Interarea transfers                            5,828              6,540              6,622
    Europe:
        Unaffiliated customers                        89,995             88,567             90,772
        Interarea transfers                            7,267              7,800              6,510
    Other                                             27,151             27,243             23,965
    Interarea transfers                                7,170              7,863              5,495
    Eliminations                                     (20,265)           (22,203)           (18,627)
-----------------------------------------------------------------------------------------------------
                                                  $  345,637         $  354,889         $  310,198
=====================================================================================================
Identifiable assets:
    United States                                 $  133,659         $  148,186
    Europe                                            94,490             91,684
    Other                                             16,764             18,101
---------------------------------------------------------------------------------
                                                  $  244,913         $  257,971
=================================================================================

14     VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts:

--------------------------------------------------------------------------------------------------------------------
                                                            Additions     Reserves of
                                            Balance at     Charged to      Businesses                      Balance
                                             Beginning      Costs and        Acquired           Less        at End
                                               of Year       Expenses         or Sold     Deductions       of Year
--------------------------------------------------------------------------------------------------------------------
Year ended September 28, 2001:
    Allowance for doubtful accounts           $  3,895       $  2,460         $    --       $  2,616       $ 3,739
    Reserves for inventory valuation             2,949          1,529              --          1,074         3,404
Year ended September 29, 2000
    Allowance for doubtful accounts              3,236          1,812              --          1,153         3,895
    Reserves for inventory valuation             4,911            853              --          2,815         2,949
Year ended October 1, 1999:
    Allowance for doubtful accounts              2,153          2,161              14          1,092         3,236
    Reserves for inventory valuation             5,196            801              --          1,086         4,911
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

The following sets forth the computation of basic and diluted earnings per common share:

--------------------------------------------------------------------------------------------------------------------
                                                                           2001              2000             1999
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative
    effect of change in accounting principle for
    basic and diluted earnings per share                                 $3,610            $8,375           $5,861
--------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                   8,161,624         8,139,340        8,108,781
Less nonvested restricted stock                                          15,162            17,265           12,206
--------------------------------------------------------------------------------------------------------------------
Basic average common shares                                           8,146,462         8,122,075        8,096,575
Dilutive stock options and restricted stock                              23,227             8,208           11,653
--------------------------------------------------------------------------------------------------------------------
Diluted average common shares                                         8,169,739         8,130,283        8,108,228
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share from continuing operations
    before cumulative effect of change in accounting principle            $0.66             $1.03            $0.72
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share from continuing operations
    before cumulative effect of change in accounting principle            $0.66             $1.03            $0.72
--------------------------------------------------------------------------------------------------------------------

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

17     SUBSEQUENT EVENT

In November 2001, subsequent to the end of the 2001 fiscal year, the Company completed the sale and leaseback of their headquarters facility in Sturtevant, Wisconsin to an affiliated party. Proceeds from the sale were $5.0 million.

18     QUARTERLY FINANCIAL SUMMARY (unaudited)

The following summarizes quarterly operating results:

---------------------------------------------------------------------------------------------------------------------
                                     First Quarter       Second Quarter          Third Quarter       Fourth Quarter
---------------------------------------------------------------------------------------------------------------------
                                    2001       2000     2001       2000       2001        2000      2001       2000
---------------------------------------------------------------------------------------------------------------------
Net sales                      $  58,750  $  57,299 $  98,719   $ 98,734 $ 113,927   $ 116,662  $  74,241   $ 82,194
Gross profit                      23,324     23,010    39,358     41,101    46,552      47,996     27,469     30,706
Operating profit (loss)           (3,569)       139     6,595      9,584    13,000      13,912       (308)     1,084
---------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations before
  cumulative effect of change
  in accounting principle
                                  (3,229)    (1,035)    2,203      3,896     6,283       5,958     (1,647)      (444)
Loss from discontinued
  operations                         --        (940)      --         --        --          --         --         --
Loss on disposal of
  discontinued operations            --     (23,109)      --      (1,309)      --          --         --         --
Cumulative effect of change
  in accounting principle,
  net of tax                       1,755        --        --         --        --          --         --         --
---------------------------------------------------------------------------------------------------------------------
Net income (loss)              $  (1,474) $ (25,084)$   2,203   $  2,587 $   6,283   $   5,958  $  (1,647)  $   (444)
---------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per
 common share:
    Continuing operations      $  (0.40)  $  (0.13) $   0.27    $  0.48  $   0.77    $   0.73   $  (0.20)   $ (0.05)
    Discontinued operations       --         (2.96)       --      (0.16)       --          --         --         --
    Cumulative effect of
      change in accounting
      principle, net of tax        0.22         --        --         --        --          --         --         --
---------------------------------------------------------------------------------------------------------------------
Net income (loss)              $  (0.18)  $  (3.09) $   0.27    $  0.32  $   0.77    $   0.73   $  (0.20)   $ (0.05)
---------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per
 common share:
    Continuing operations      $  (0.40)  $  (0.13) $   0.27    $  0.48  $   0.77    $   0.73   $  (0.20)   $ (0.05)
    Discontinued operations          --      (2.96)       --      (0.16)       --          --         --         --
    Cumulative effect of
      change in accounting
      principle, net of tax        0.22         --        --         --        --          --         --         --
---------------------------------------------------------------------------------------------------------------------
Net income (loss)              $  (0.18)  $  (3.09) $   0.27    $  0.32  $   0.77    $   0.73   $  (0.20)   $ (0.05)
---------------------------------------------------------------------------------------------------------------------