Form 10-Q
period 2001-12-28
JOHNSON OUTDOORS INC
filed 2002-02-11
CIK 788329

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


                For the quarterly period ended December 28, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of January 31, 2002, 6,947,360 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding.

================================================================================

                              JOHNSON OUTDOORS INC.


                        Index                                          Page No.
-----------------------------------------------------------------    -----------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations - Three months
                  ended December 28, 2001 and December 29, 2000             1

                  Consolidated Balance Sheets - December 28, 2001,
                  September 28, 2001 and December 29, 2000                  2

                  Consolidated Statements of Cash Flows - Three months
                  ended December 28, 2001 and December 29, 2000             3

                  Notes to Consolidated Financial Statements                4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                     12

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         12

                  Signatures

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                              JOHNSON OUTDOORS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
-------------------------------------------------------------------------------------------------------
(thousands, except per share data)                                                  Three Months Ended
-------------------------------------------------------------------------------------------------------
                                                                     December 28           December 29
                                                                            2001                  2000
-------------------------------------------------------------------------------------------------------
Net sales                                                             $   59,738           $   58,751
Cost of sales                                                             34,448               34,945
-------------------------------------------------------------------------------------------------------
Gross profit                                                              25,290               23,806
-------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                                 15,015               15,248
    Administrative management, finance
     and information systems                                               6,932                6,866
    Research and development                                               1,615                1,823
    Amortization and write-down of intangibles                                83                3,227
    Profit sharing                                                           193                  211
    Strategic charges                                                        461                   --
-------------------------------------------------------------------------------------------------------
Total operating expenses                                                  24,299               27,375
-------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                      991               (3,569)
Interest income                                                             (146)                (164)
Interest expense                                                           1,552                2,082
Other (income) expense, net                                                  245                  (81)
-------------------------------------------------------------------------------------------------------
Loss before income taxes                                                    (660)              (5,406)
Income tax benefit                                                          (264)              (2,177)
-------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in
     accounting principle                                                   (396)              (3,229)
Cumulative effect of change in accounting principle,
     net of tax of $845                                                       --                1,755
-------------------------------------------------------------------------------------------------------
Net loss                                                              $     (396)          $   (1,474)
=======================================================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Loss before cumulative effect of change in
      accounting principle                                            $   (0.05)           $   (0.40)
    Cumulative effect of change in accounting principle                       --                0.22
-------------------------------------------------------------------------------------------------------
Net loss                                                              $   (0.05)           $   (0.18)
=======================================================================================================
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Loss before cumulative effect of change in
      accounting principle                                            $   (0.05)           $   (0.40)
    Cumulative effect of change in accounting principle                       --                0.22
-------------------------------------------------------------------------------------------------------
Net loss                                                              $   (0.05)           $   (0.18)
=======================================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                               December 28        September 28        December 29
(thousands, except share data)                                        2001                2001               2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                         $    9,719          $   16,069         $   14,896
    Accounts receivable, less allowance for
        doubtful accounts of $3,586, $3,739
        and $4,048, respectively                                    48,165              45,585             55,829
    Inventories                                                     68,327              61,700             80,106
    Deferred income taxes                                            5,262               5,269              3,822
    Other current assets                                             7,779               4,557              5,198
-------------------------------------------------------------------------------------------------------------------
Total current assets                                               139,252             133,180            159,851
Property, plant and equipment                                       29,606              35,879             37,569
Deferred income taxes                                               19,619              19,577             17,256
Intangible assets                                                   54,736              55,288             56,895
Other assets                                                           910                 989              1,470
-------------------------------------------------------------------------------------------------------------------
Total assets                                                    $  244,123          $  244,913         $  273,041
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of
        long-term debt                                          $   26,535          $   12,985         $   97,068
    Accounts payable                                                13,685              12,157             13,933
    Accrued liabilities:
        Salaries and wages                                           5,775               5,968              5,926
        Income taxes                                                  (665)              1,206             (3,274)
        Other                                                       14,083              17,237             14,088
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                           59,413              49,553            127,741
Long-term debt, less current maturities                             78,272              84,550             40,829
Other liabilities                                                    4,442               5,031              5,038
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                  142,127             139,134            173,608
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                        --                  --                 --
    Common stock:
    Class A shares issued:
        December 28, 2001, 6,947,360;
        September 28, 2001, 6,946,012;
        December 29, 2000, 6,924,630                                   347                 347                346
    Class B shares issued (convertible into Class A):
        1,222,729                                                       61                  61                 61
    Capital in excess of par value                                  44,411              44,411             44,291
    Retained earnings                                               79,766              80,162             73,323
    Contingent compensation                                            (19)                (44)               (69)
    Accumulated other comprehensive income:
        Cumulative foreign currency translation
             adjustment                                            (22,570)            (19,158)           (18,519)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                         101,996             105,779             99,433
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                      $  244,123          $  244,913         $  273,041
===================================================================================================================

         The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
----------------------------------------------------------------------------------------------------------------------------
 (thousands)                                                                                           Three Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                            December 28        December 29
                                                                                                   2001               2000
----------------------------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net loss                                                                                     $     (396)        $   (1,474)
Less income from cumulative effect of change in accounting principle                                 --              1,755
----------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle                                    (396)            (3,229)
Adjustments to reconcile income to net cash used for operating activities:
        Depreciation and amortization                                                             2,446              3,100
        Deferred income taxes                                                                         7                660
        Impairment of goodwill                                                                       --              2,526
Change in assets and liabilities, net of effect of businesses acquired or sold:
    Accounts receivable                                                                          (3,365)              (176)
    Inventories                                                                                  (7,544)           (15,642)
    Accounts payable and accrued liabilities                                                     (3,721)           (17,522)
    Other, net                                                                                   (4,434)              (923)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (17,007)           (31,206)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                                               4,982                 --
Payments for purchase of business, net of cash acquired                                              --               (339)
Net additions to property, plant and equipment                                                   (1,207)            (2,662)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  3,775             (3,001)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of senior notes                                                                         50,000                 --
Principal payments on senior notes and other long-term debt                                      (8,000)            (6,000)
Net change in short-term debt                                                                   (34,706)            36,947
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  7,294             30,947
----------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                                    (412)               793
----------------------------------------------------------------------------------------------------------------------------
Decrease in cash and temporary cash investments                                                  (6,350)            (2,467)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                              16,069             17,363
----------------------------------------------------------------------------------------------------------------------------
End of period                                                                                $    9,719         $   14,896
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

                              JOHNSON OUTDOORS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1     Basis of Presentation

      The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of December 28, 2001 and the results of operations and cash flows for the three months ended December 28, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

      Because of seasonal and other factors, the results of operations for the three months ended December 28, 2001 are not necessarily indicative of the results to be expected for the full year.

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

      The adoption of SFAS 133 resulted in an effect of change in accounting principle after tax gain of $1,755 in 2001.


3     Income Taxes

      The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.


4     Inventories

      Inventories related to continuing operations at the end of the respective periods consist of the following:

      -------------------------------------------------------------------------
                             December 28       September 28      December 29
                                    2001               2001             2000
      -------------------------------------------------------------------------
      Raw materials             $  23,259         $  19,892         $  28,477
      Work in process               2,634             2,592             2,947
      Finished goods               45,534            42,620            51,584
      -------------------------------------------------------------------------
                                   71,427            65,104            83,008
      Less reserves                 3,100             3,404             2,902
      -------------------------------------------------------------------------
                                $  68,327         $  61,700         $  80,106
      =========================================================================

5     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share before cumulative effect of change in accounting principle:

      ------------------------------------------------------------------------
                                                          Three Months Ended
      ------------------------------------------------------------------------
                                                  December 28    December 29
                                                         2001           2000
      ------------------------------------------------------------------------
      Loss before cumulative effect of
           change in accounting principle
           for basic and diluted earnings
           per share                              $      (396)       $(3,229)
      ------------------------------------------------------------------------
      Weighted average common shares
           outstanding                              8,168,934      8,147,359
      Less nonvested restricted stock                  14,193         14,500
      ------------------------------------------------------------------------
      Basic and diluted average common shares       8,154,741      8,132,859
      ------------------------------------------------------------------------
      Basic and diluted earnings per
           common share before cumulative
           effect of change in accounting
           principle                              $     (0.05)        $(0.40)
      ------------------------------------------------------------------------

6     Stock Ownership Plans

      A summary of stock option activity related to the Company's plans is as follows:

      -------------------------------------------------------------------------
                                                             Weighted Average
                                                 Shares        Exercise Price
      -------------------------------------------------------------------------
      Outstanding at September 28, 2001       1,086,795                $10.20
      Granted                                   248,280                  7.42
      Cancelled                                (100,899)                16.25
      -------------------------------------------------------------------------
      Outstanding at December 28, 2001        1,234,176                $ 9.14
      =========================================================================

      Options to purchase 1,131,497 shares of common stock with a weighted average exercise price of $10.88 per share were outstanding at December 29, 2000.

7     Comprehensive Income

      Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

      Comprehensive loss for the respective periods consists of the following:

      -------------------------------------------------------------------------
                                                          Three Months Ended
      -------------------------------------------------------------------------
                                              December 28        December 29
                                                     2001               2000
      -------------------------------------------------------------------------
      Net loss                                   $   (396)          $ (1,474)
      Translation adjustment                       (3,412)             3,041
      Reclassification adjustment for
          change in accounting principle               --             (2,974)
      -------------------------------------------------------------------------
      Comprehensive loss                         $ (3,808)          $ (1,407)
      =========================================================================

8     Related Party Transaction

      On November 30, 2001, the Company entered into a sale/leaseback transaction for its headquarters facility with a related party. The Company sold the facility for $4,982 in cash and entered into a month-to-month lease agreement with the related party. The Company and the related party engaged an independent appraiser to determine the sale price of the facility. Additionally, due to the related party nature of the transaction, the Company deferred the gain on the sale and will recognize it over the useful life of the facility. The deferred gain is recorded as a contra-asset within the property, plant and equipment section of the balance sheet.

9     Accounting Change

      Effective September 29, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In response to the adoption of this new standard, the Company ceased the amortization of goodwill. As such, net income for fiscal 2002 will be increased by approximately $1,500 when compared to fiscal 2001. As required under SFAS 142, the Company has performed a phase one goodwill impairment test at September 29, 2001, which identified the reporting units with potential for goodwill impairment. The phase two analysis, used to measure the amount of any impairment loss, will be completed by the end of the second quarter of fiscal 2002. The preliminary analysis indicates a range of potential goodwill impairment of $5,000 to $25,000. Any adjustment will be recorded as a cumulative effect of a change in accounting principle net of tax and reflected as of the beginning of the fiscal year, with the first quarter 10-Q restated accordingly.

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

      A summary of the Company's operations by business unit is presented below:

      --------------------------------------------------------------------------
                                                           Three Months Ended
      --------------------------------------------------------------------------
                                                  December 28     December 29
                                                         2000            2000
      --------------------------------------------------------------------------
      Net sales:
          Outdoor equipment:
              Unaffiliated customers               $   22,715      $   21,165
              Interunit transfers                          10              14
          Diving:
              Unaffiliated customers                   13,823          16,167
              Interunit transfers                          --               1
          Motors:
              Unaffiliated customers                   12,492          10,005
              Interunit transfers                          61             164
          Watercraft:
              Unaffiliated customers                   10,703          11,385
              Interunit transfers                          33              35
          Other                                             5              29
          Eliminations                                   (104)           (214)
      --------------------------------------------------------------------------
                                                   $   59,738      $   58,751
      ==========================================================================
      Operating profit (loss):
          Outdoor equipment                        $    2,586      $    1,298
          Diving                                        1,484           1,816
          Motors                                          550          (3,301)
          Watercraft                                   (1,348)         (1,114)
          Other                                        (2,281)         (2,268)
      --------------------------------------------------------------------------
                                                   $      991      $   (3,569)
      ==========================================================================
      Identifiable assets (end of period):
          Outdoor equipment                        $   46,623      $   47,848
          Diving                                       81,912          95,178
          Motors                                       28,816          32,985
          Watercraft                                   70,638          74,220
          Other                                        16,134          22,810
      --------------------------------------------------------------------------
                                                   $  244,123      $  273,041
      ==========================================================================

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months ended December 28, 2001 and December 29, 2000. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 2001 Annual Report on Form 10-K.

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

Results of Operations

Net sales for the three months ended December 28, 2001 totaled $59.7 million, an increase of 1.7% or $1.0 million, compared to $58.8 million in the three months ended December 29, 2000. Foreign currency translations did not have a material impact on first quarter sales volume. Two of the four business units showed sales growth over the prior year, led by the Motors business which had a $2.4 million increase due to a shift in distributor buying patterns and recovery in the OEM market. The Outdoor Equipment business had an increase of $1.5 million driven by strong growth in the Jack Wolfskin business. The Diving business was adversely impacted by reduced travel as the market reacts to recent global events.

Gross profit as a percentage of sales was 42.3% for the three months ended December 28, 2001 compared to 40.5% in the corresponding period in the prior year. Margins in the Watercraft, Outdoor Equipment and Motors businesses were improved over the prior year, while the Diving business saw margins decline. The Watercraft business experienced operational improvements from business changes implemented over the prior year. The Outdoor Equipment business benefited from improved pricing driven by smaller average order quantities on its military contracts. The Motors business benefited from new products and mix.

The Company recognized operating profit of $1.0 million for the three months ended December 28, 2001 compared to an operating loss of $3.6 million for the corresponding period of the prior year. Included in the operating loss for the three months ended December 29, 2000 was a $2.5 million write-down for impaired goodwill related to the Airguide brand in the Motors business. The current quarter benefited from a $0.6 million reduction in amortization expense related to the adoption of SFAS No. 142. The current quarter also included $0.5 million of strategic charges related to the ongoing restructuring efforts in the Watercraft business. On a comparable basis, excluding the unusual items noted above, operating expenses decreased $0.4 million and operating profit rose by $1.9 million in the first quarter versus a year ago.

Strong gross profits in the Motors and Outdoor Equipment business drove the increase in operating profits. Watercraft operating profit was flat with prior year, on lower sales volume, excluding the impact of

SFAS No. 142 and strategic charges. The Diving business reduced operating expenses by $1.0 million, mitigating a portion of the impact of sales and margin declines on operating profits.

Interest expense totaled $1.6 million for the three months ended December 28, 2001 compared to $2.1 million for the corresponding period of the prior year. In the current year, the Company benefited from reductions in overall debt due to reductions in working capital. In addition, the Company benefited from declining interest rates on the floating rate facilities.

The Company's effective tax rate for the three months ended December 28, 2001 was 40.0%, consistent with the effective tax rate for the corresponding period of the prior year.

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

Net loss

Net loss for the three months ended December 28, 2001 was $0.4 million, or $0.05 per diluted share, compared to a loss of $1.5 million, or $0.18 per diluted share, for the corresponding period of the prior year.

Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.


                                   Operations

Cash flows used for operations totaled $17.0 million for the three months ended December 28, 2001 and $31.2 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $3.4 million for the three months ended December 28, 2001, compared to an increase of $0.2 million in the year ago period. However, the end-of-period balance is over $7 million lower than the corresponding period of the prior year due to improved management of working capital assets. Average days of sales outstanding are lower than the prior year by 12 days. The Company has also worked to reduce inventory levels at all businesses. Inventories increased by $7.5 million for the three months ended December 28, 2001 compared to an increase of $15.6 million in the prior year period. Inventories at December 28, 2001 were $12.2 million lower than the same period a year ago. The Company is producing products at levels adequate to meet consumer demand for the upcoming outdoor season.

Accounts payable and accrued liabilities decreased $3.7 million for the three months ended December 28, 2001 and decreased $17.5 million for the corresponding period of the prior year.

Depreciation and amortization charges were $2.4 million for the three months ended December 28, 2001 and $3.1 million for the corresponding period of the prior year. The decline from prior year is primarily related to the adoption of SFAS No. 142.

The Company recorded a write-down of impaired goodwill for $2.5 million related to the Airguide brand in the Motors business during the quarter ended December 29, 2000.

                              Investing Activities

Expenditures for property, plant and equipment were $1.3 million for the three months ended December 28, 2001 and $2.7 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 2002, capitalized expenditures are anticipated to be consistent with those of the prior year. These expenditures are expected to be funded by working capital or existing credit facilities. The Company sold its headquarters facility to a related party in the first quarter. Proceeds from the sale were $5.0 million. A gain on the sale is being deferred due to the related party nature of the transaction.

                              Financing Activities

Cash flows from financing activities totaled $7.3 million for the three months ended December 28, 2001 and $30.9 million for the corresponding period of the prior year. The Company made principal payments on senior notes of $8.0 million in the current year and $6.0 million in the prior year. The Company consummated a private placement of long-term debt totaling $50.0 million during the first quarter. Proceeds from the private placement were used to reduce outstanding indebtedness under the Company's primary revolving credit facility.


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

                                   Commodities

Certain components used in the Company's products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals, plastics and packaging materials.

                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at December 28, 2001:

--------------------------------------------------------------------------------
(millions)                                                  Estimated Impact on
--------------------------------------------------------------------------------
                                                         Earnings Before Income
                                        Fair Value                        Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments             $0.2                         $0.2
Interest rate instruments                      2.1                          0.7
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

Accounting Change

Effective September 29, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In response to the adoption of this new standard, the Company ceased the amortization of goodwill. As such, net income for fiscal 2002 will be increased by approximately $1.5 million when compared to fiscal 2001. As required under SFAS 142, the Company has performed a phase one goodwill impairment test at September 29, 2001, which identified the reporting units with potential for goodwill impairment. The phase two analysis, used to measure the amount of any impairment loss, will be completed by the end of the second quarter of fiscal 2002. The preliminary analysis indicates a range of potential goodwill impairment of $5 to $25 million. Any adjustment will be recorded as a cumulative effect of a change in accounting principle net of tax and reflected as of the beginning of the fiscal year, with the first quarter 10-Q restated accordingly.

Pending Accounting Change

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


PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)           The following exhibits are filed as part of this Form 10-Q

              None

(b)           Reports on Form 8-K.

              No reports on Form 8-K were filed during the three months ended December 28, 2001.

                              JOHNSON OUTDOORS INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JOHNSON OUTDOORS INC.
Date: February 11, 2002
                                    /s/ Helen P. Johnson-Leipold
                                    -------------------------------------------
                                    Helen P. Johnson-Leipold
                                    Chairman and Chief Executive Officer



                                    /s/ Paul A. Lehmann
                                    -------------------------------------------
                                    Paul A. Lehmann
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)