Form 10-Q/A
period 2001-12-28
JOHNSON OUTDOORS INC
filed 2002-05-13
CIK 788329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-Q/A


        [ X ] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

           The undersigned Registrant hereby amends Items 1 and 2 of Part I of its Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2001 to provide in their entirety as follows:

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                              JOHNSON OUTDOORS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
----------------------------------------------------------------------------------------------------------------------------
(thousands, except per share data)                                                                     Three Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                        December 28           December 29
                                                                                               2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                 $    59,738           $   58,751
Cost of sales                                                                                  34,448               34,945
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                   25,290               23,806
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                                                      15,015               15,248
    Administrative management, finance and information systems                                  6,932                6,866
    Research and development                                                                    1,615                1,823
    Amortization and write-down of intangibles                                                     83                3,227
    Profit sharing                                                                                193                  211
    Strategic charges                                                                             461                   --
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                       24,299               27,375
----------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                                           991               (3,569)
Interest income                                                                                  (146)                (164)
Interest expense                                                                                1,552                2,082
Other (income) expense, net                                                                       245                  (81)
----------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                         (660)              (5,406)
Income tax benefit                                                                               (264)              (2,177)
----------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle                                  (396)              (3,229)
Cumulative effect of change in accounting principle, net of tax of $(2,200) and
    $845                                                                                      (22,876)               1,755
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                  $   (23,272)          $   (1,474)
----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Loss before cumulative effect of change in accounting principle                       $    (0.05)           $   (0.40)
    Cumulative effect of change in accounting principle                                        (2.80)                0.22
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                  $    (2.85)           $   (0.18)
----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Loss before cumulative effect of change in accounting principle                       $    (0.05)           $   (0.40)
    Cumulative effect of change in accounting principle                                        (2.80)                0.22
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                  $    (2.85)           $   (0.18)
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                             December 28        September 28        December 29
(thousands, except share data)                                                      2001                2001               2000
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                                      $     9,719         $    16,069        $    14,896
    Accounts receivable, less allowance for doubtful accounts of
        $3,586, $3,739 and $4,048, respectively                                   48,165              45,585             55,829
    Inventories                                                                   68,327              61,700             80,106
    Deferred income taxes                                                          5,262               5,269              3,822
    Other current assets                                                           7,779               4,557              5,198
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                             139,252             133,180            159,851
Property, plant and equipment                                                     29,606              35,879             37,569
Deferred income taxes                                                             21,819              19,577             17,256
Intangible assets                                                                 29,660              55,288             56,895
Other assets                                                                         910                 989              1,470
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $   221,247         $   244,913        $   273,041
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt                 $    26,535         $    12,985        $    97,068
    Accounts payable                                                              13,685              12,157             13,933
    Accrued liabilities:
        Salaries and wages                                                         5,775               5,968              5,926
        Income taxes                                                                (665)              1,206             (3,274)
        Other                                                                     14,083              17,237             14,088
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         59,413              49,553            127,741
Long-term debt, less current maturities                                           78,272              84,550             40,829
Other liabilities                                                                  4,442               5,031              5,038
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                142,127             139,134            173,608
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                                      --                  --                 --
    Common stock:
    Class A shares issued:
        December 28, 2001, 6,947,360;
        September 28, 2001, 6,946,012;
        December 29, 2000, 6,924,630                                                 347                 347                346
    Class B shares issued (convertible into Class A):  1,222,729                      61                  61                 61
    Capital in excess of par value                                                44,411              44,411             44,291
    Retained earnings                                                             56,890              80,162             73,323
    Contingent compensation                                                          (19)                (44)               (69)
    Accumulated other comprehensive income:
        Cumulative foreign currency translation adjustment                       (22,570)            (19,158)           (18,519)
---------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        79,120             105,779             99,433
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $   221,247         $   244,913        $   273,041
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
----------------------------------------------------------------------------------------------------------------------------
 (thousands)                                                                                           Three Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                            December 28        December 29
                                                                                                   2001               2000
----------------------------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net loss                                                                                     $  (23,272)        $   (1,474)
Less gain (loss) from cumulative effect of change in accounting principle                       (22,876)             1,755
----------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle                                    (396)            (3,229)
Adjustments to reconcile income to net cash used for operating activities:
        Depreciation and amortization                                                             2,446              3,100
        Deferred income taxes                                                                         7                660
        Impairment of goodwill                                                                       --              2,526
Change in assets and liabilities, net of effect of businesses acquired or sold:
    Accounts receivable                                                                          (3,365)              (176)
    Inventories                                                                                  (7,544)           (15,642)
    Accounts payable and accrued liabilities                                                     (3,721)           (17,522)
    Other, net                                                                                   (4,434)              (923)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (17,007)           (31,206)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                                               4,982                 --
Payments for purchase of business, net of cash acquired                                              --               (339)
Net additions to property, plant and equipment                                                   (1,207)            (2,662)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  3,775             (3,001)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of senior notes                                                                         50,000                 --
Principal payments on senior notes and other long-term debt                                      (8,000)            (6,000)
Net change in short-term debt                                                                   (34,706)            36,947
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  7,294             30,947
----------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                                    (412)               793
----------------------------------------------------------------------------------------------------------------------------
Decrease in cash and temporary cash investments                                                  (6,350)            (2,467)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                              16,069             17,363
----------------------------------------------------------------------------------------------------------------------------
End of period                                                                                $    9,719         $   14,896
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

2     Change in Accounting Principle

      Effective September 29, 2001, the Company adopted Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets, (SFAS 142). In response to the adoption of this new standard, the Company ceased the amortization of goodwill. As such, net income for fiscal 2002 will be increased by approximately $1,500 when compared to fiscal 2001. As required under SFAS 142, the Company has performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill totaling $22,876, net of tax, and has been reflected as a change in accounting principle. The write off is associated with the Watercraft ($12,900) and Diving ($10,000) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

                              JOHNSON OUTDOORS INC.

4     Inventories

      Inventories related to continuing operations at the end of the respective periods consist of the following:

      -----------------------------------------------------------------------------------------------
                                      December 28             September 28             December 29
                                             2001                     2001                    2000
      -----------------------------------------------------------------------------------------------
      Raw materials                      $  23,259               $  19,892                $  28,477
      Work in process                        2,634                   2,592                    2,947
      Finished goods                        45,534                  42,620                   51,584
      -----------------------------------------------------------------------------------------------
                                            71,427                  65,104                   83,008
      Less reserves                          3,100                   3,404                    2,902
      -----------------------------------------------------------------------------------------------
                                         $  68,327               $  61,700                $  80,106
      -----------------------------------------------------------------------------------------------

5     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share before cumulative effect of change in accounting principle:

      ----------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
      ----------------------------------------------------------------------------------------------------------
                                                                                December 28        December 29
                                                                                       2001               2000
      ----------------------------------------------------------------------------------------------------------
      Loss before cumulative effect of change in accounting principle for
           basic and diluted earnings per share                               $        (396)           $(3,229)
      -----------------------------------------------------------------------------------------------------------
      Weighted average common shares outstanding                                  8,168,934          8,147,359
      Less nonvested restricted stock                                                14,193             14,500
      -----------------------------------------------------------------------------------------------------------
      Basic and diluted average common shares                                     8,154,741          8,132,859
      -----------------------------------------------------------------------------------------------------------
      Basic and diluted earnings per common share before cumulative effect
           of change in accounting principle                                  $       (0.05)            $(0.40)
      -----------------------------------------------------------------------------------------------------------

6     Stock Ownership Plans

      A summary of stock option activity related to the Company's plans is as follows:

      ---------------------------------------------------------------------------------------
                                                                           Weighted Average
                                                         Shares              Exercise Price
      ---------------------------------------------------------------------------------------
      Outstanding at September 28, 2001               1,086,795                      $10.20
      Granted                                           248,280                        7.42
      Cancelled                                        (100,899)                      16.25
      ---------------------------------------------------------------------------------------
      Outstanding at December 28, 2001                1,234,176                      $ 9.14
      ---------------------------------------------------------------------------------------

      Options to purchase 1,131,497 shares of common stock with a weighted average exercise price of $10.88 per share were outstanding at December 29, 2000.

                              JOHNSON OUTDOORS INC.

7     Comprehensive Income

      Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

      Comprehensive loss for the respective periods consists of the following:

      --------------------------------------------------------------------------------------------------------------
                                                                                               Three Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                                                   December 28        December 29
                                                                                          2001               2000
      --------------------------------------------------------------------------------------------------------------
      Net loss                                                                      $  (23,272)          $ (1,474)
      Translation adjustment                                                            (3,412)             3,041
      Reclassification adjustment for change in accounting principle                        --             (2,974)
      --------------------------------------------------------------------------------------------------------------
      Comprehensive loss                                                            $  (26,684)          $ (1,407)
      --------------------------------------------------------------------------------------------------------------

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

                              JOHNSON OUTDOORS INC.

      A summary of the Company's operations by business unit is presented below:

      -------------------------------------------------------------------------
                                                          Three Months Ended
      -------------------------------------------------------------------------
                                              December 28        December 29
                                                     2001               2000
      -------------------------------------------------------------------------
      Net sales:
          Outdoor equipment:
              Unaffiliated customers           $   22,715         $   21,165
              Interunit transfers                      10                 14
          Diving:
              Unaffiliated customers               13,823             16,167
              Interunit transfers                      --                  1
          Motors:
              Unaffiliated customers               12,492             10,005
              Interunit transfers                      61                164
          Watercraft:
              Unaffiliated customers               10,703             11,385
              Interunit transfers                      33                 35
          Other                                         5                 29
          Eliminations                               (104)              (214)
      -------------------------------------------------------------------------
                                               $   59,738         $   58,751
      -------------------------------------------------------------------------
      Operating profit (loss):
          Outdoor equipment                    $    2,586         $    1,298
          Diving                                    1,484              1,816
          Motors                                      550             (3,301)
          Watercraft                               (1,348)            (1,114)
          Other                                    (2,281)            (2,268)
      -------------------------------------------------------------------------
                                               $      991         $   (3,569)
      -------------------------------------------------------------------------
      Identifiable assets (end of period):
          Outdoor equipment                    $   46,623         $   47,848
          Diving (1)                               71,912             95,178
          Motors                                   28,816             32,985
          Watercraft (1)                           57,762             74,220
          Other                                    16,134             22,810
      -------------------------------------------------------------------------
                                               $  221,247         $  273,041
      -------------------------------------------------------------------------

      (1) December 28, 2001 reflects the goodwill write-off related to the adoption of SFAS 142.

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

The Company recognized a loss before cumulative effect of change in accounting principle of $0.4 million in the three months ended December 28, 2001, compared to a loss of $3.2 million in the corresponding period of the prior year. Diluted earnings per common share before cumulative effect of change in accounting principle totaled $0.05 for the three months ended December 28, 2001 compared to $0.40 in the prior year.

Change in Accounting Principle

Effective September 29, 2001, the Company adopted Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets, (SFAS 142). In response to the adoption of this new standard, the Company ceased the amortization of goodwill. As such, net income for fiscal 2002 will be increased by approximately $1.5 million when compared to fiscal 2001. As required under SFAS 142, the Company has performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill totaling $22.9 million, net of tax ($2.80 per diluted share), and has been reflected as a change in accounting principle. The write off is associated with the Watercraft ($12.9 million) and Diving ($10.0 million) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

Net loss

Net loss for the three months ended December 28, 2001 was $23.3 million, or $2.85 per diluted share, compared to a loss of $1.5 million, or $0.18 per diluted share, for the corresponding period of the prior year.


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


                              Financing Activities

Cash flows from financing activities totaled $7.3 million for the three months ended December 28, 2001 and $30.9 million for the corresponding period of the prior year. The Company made principal payments on senior notes of $8.0 million in the current year and $6.0 million in the prior year. The Company consummated a private placement of long-term debt totaling $50.0 million during the first quarter. Proceeds from the debt were used to reduce outstanding indebtedness under the Company's primary revolving credit facility.


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


                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at December 28, 2001:

--------------------------------------------------------------------------------
(millions)                                                 Estimated Impact on
--------------------------------------------------------------------------------
                                                        Earnings Before Income
                                         Fair Value                      Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments              $0.2                       $0.2
Interest rate instruments                       2.1                        0.7
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


Pending Accounting Change

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There is not expected to be any financial implications related to the adoption of SFAS 144, and the guidance will be applied on a prospective basis. The Company is required to adopt SFAS 144 in the first quarter of fiscal 2003.

                              JOHNSON OUTDOORS INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JOHNSON OUTDOORS INC.
Date: May 13, 2002
                                        /s/ Helen P. Johnson-Leipold
                                        ----------------------------------------
                                        Helen P. Johnson-Leipold
                                        Chairman and Chief Executive Officer