Form 10-Q
period 2002-03-29
JOHNSON OUTDOORS INC
filed 2002-05-13
CIK 788329

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


                  For the quarterly period ended March 29, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of April 26, 2002, 6,963,203 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding.


================================================================================

                              JOHNSON OUTDOORS INC.


                      Index                                            Page No.
-----------------------------------------------------------------    -----------

PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statements of Operations - Three
                    months and six months ended March 29, 2002 and
                    March 30, 2001                                         1

                    Consolidated Balance Sheets - March 29, 2002,
                    September 28, 2001 and March 30, 2001                  2

                    Consolidated Statements of Cash Flows - Three
                    months and six months ended March 29, 2002 and
                    March 30, 2001                                         3

                    Notes to Consolidated Financial Statements             4

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    8

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                           12

PART II   OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security
                    Holders                                               13

          Item 6.   Exhibits and Reports on Form 8-K                      13

                    Signatures

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                              JOHNSON OUTDOORS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
----------------------------------------------------------------------------------------------------------------------------
(thousands, except per share data)                                  Three Months Ended                   Six Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                             March 29         March 30          March 29         March 30
                                                                 2002             2001              2002             2001
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $  97,718         $  98,719       $  157,456        $  157,470
Cost of sales                                                  56,977            58,890           91,425            93,835
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   40,741            39,829           66,031            63,635
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                      20,983            21,718           35,998            36,966
    Administrative management, finance and
        information systems                                     8,001             7,918           14,933            14,784
    Research and development                                    1,643             2,089            3,258             3,912
    Amortization and write-down of intangibles                     93               696              176             3,923
    Profit sharing                                              1,073               813            1,266             1,024
    Strategic charges                                             690                --            1,151                --
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       32,483            33,234           56,782            60,609
----------------------------------------------------------------------------------------------------------------------------
Operating profit                                                8,258             6,595            9,249             3,026
Interest income                                                  (230)             (123)            (376)             (287)
Interest expense                                                1,909             2,867            3,461             4,949
Other expense, net                                                 92               135              337                54
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
    income taxes and cumulative effect of change in
    accounting principle                                        6,487             3,716            5,827            (1,690)
Income tax expense (benefit)                                    2,598             1,513            2,334              (664)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
    cumulative effect of change in accounting
    principle                                                   3,889             2,203            3,493            (1,026)
Gain on disposal of discontinued operations, net of
    tax of $255                                                   495                --              495                --
Cumulative effect of change in accounting principle,
    net of tax of $(2,200) and $845                                --                --          (22,876)            1,755
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $   4,384         $   2,203        $ (18,888)        $     729
----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                   $    0.48         $    0.27        $    0.43         $   (0.13)
    Discontinued operations                                      0.06                --             0.06                --
    Cumulative effect of change in accounting
        principle                                                  --                --            (2.80)             0.22
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $    0.54         $    0.27        $   (2.31)        $    0.09
----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                   $    0.46         $    0.27        $    0.42         $   (0.13)
    Discontinued operations                                      0.06                --             0.06                --
    Cumulative effect of change in accounting
        principle                                                  --                --            (2.76)             0.22
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $    0.52         $    0.27        $   (2.28)        $    0.09
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                             March 29        September 28           March 30
(thousands, except share data)                                                   2002                2001               2001
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                                    $   13,794          $   16,069         $    6,699
    Accounts receivable, less allowance for doubtful accounts of
        $3,662, $3,739 and $3,645, respectively                                76,944              45,585             80,743
    Inventories                                                                68,378              61,700             81,525
    Deferred income taxes                                                       5,014               5,269              3,827
    Other current assets                                                        5,726               4,557              5,767
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                          169,856             133,180            178,561
Property, plant and equipment                                                  28,581              35,879             37,167
Deferred income taxes                                                          21,835              19,577             17,411
Intangible assets                                                              29,434              55,288             54,026
Other assets                                                                    1,012                 989                993
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                               $  250,718          $  244,913         $  288,158
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt               $   44,765          $   12,985         $  109,213
    Accounts payable                                                           19,210              12,157             17,119
    Accrued liabilities:
        Salaries and wages                                                      6,188               5,968              5,684
        Income taxes                                                            1,523               1,206                 --
        Other                                                                  13,140              17,237             14,447
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      84,826              49,553            146,463
Long-term debt, less current maturities                                        78,256              84,550             40,372
Other liabilities                                                               4,558               5,031              4,619
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                             167,640             139,134            191,454
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                                   --                  --                 --
    Common stock:
    Class A shares issued:
        March 29, 2002, 6,963,203;
        September 28, 2001, 6,946,012;
        March 30, 2001, 6,945,762                                                 347                 347                347
    Class B shares issued (convertible into Class A):  1,222,729                   61                  61                 61
    Capital in excess of par value                                             44,411              44,411             44,410
    Retained earnings                                                          61,274              80,162             75,526
    Contingent compensation                                                         7                 (44)               (96)
    Accumulated other comprehensive income:
        Cumulative foreign currency translation adjustment                    (23,022)            (19,158)           (23,544)
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     83,078             105,779             96,704
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                 $  250,718          $  244,913         $  288,158
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
----------------------------------------------------------------------------------------------------------------------------
 (thousands)                                                                                             Six Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                               March 29           March 30
                                                                                                   2002               2001
----------------------------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net income (loss)                                                                            $  (18,888)        $      729
Less gain from discontinued operations                                                              495                 --
Less gain (loss) from cumulative effect of change in accounting principle                       (22,876)             1,755
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before cumulative effect of change in
    accounting principle                                                                          3,493             (1,026)
Adjustments to reconcile income (loss) from continuing operations to net cash used for operating activities of continuing operations:
        Depreciation and amortization                                                             4,472              6,300
        Deferred income taxes                                                                       262                645
        Impairment of goodwill                                                                       --              2,526
Change in assets and liabilities, net of effect of businesses acquired or sold:
    Accounts receivable                                                                         (32,529)           (26,967)
    Inventories                                                                                  (7,915)           (19,630)
    Accounts payable and accrued liabilities                                                      3,886            (10,303)
    Other, net                                                                                   (2,156)            (1,919)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (29,992)           (50,374)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                                               4,982                 --
Payments for purchase of business, net of cash acquired                                              --               (339)
Net additions to property, plant and equipment                                                   (2,373)            (5,196)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  2,609             (5,535)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of senior notes                                                                         50,000                 --
Principal payments on senior notes and other long-term debt                                     (11,604)            (6,000)
Net change in short-term debt                                                                   (12,793)            51,146
Common stock transactions                                                                            --                 70
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 25,603             45,216
----------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                                    (495)                29
----------------------------------------------------------------------------------------------------------------------------
Decrease in cash and temporary cash investments                                                  (2,275)           (10,664)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                              16,069             17,363
----------------------------------------------------------------------------------------------------------------------------
End of period                                                                                $   13,794         $    6,699
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1     Basis of Presentation

      The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of March 29, 2002 and the results of operations and cash flows for the three months and six months ended March 29, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

      Because of seasonal and other factors, the results of operations for the three months and six months ended March 29, 2002 are not necessarily indicative of the results to be expected for the full year.

      All monetary amounts, other than share and per share amounts, are stated in thousands.

      Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2     Cumulative Effect of Changes in Accounting Principle

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

                             JOHNSON OUTDOORS INC.

4     Inventories

      Inventories related to continuing operations at the end of the respective periods consist of the following:

      --------------------------------------------------------------------------
                                     March 29       September 28      March 30
                                         2002               2001          2001
      --------------------------------------------------------------------------
      Raw materials                  $  22,514         $  19,892      $  26,295
      Work in process                    2,418             2,592          2,851
      Finished goods                    46,537            42,620         55,419
      --------------------------------------------------------------------------
                                        71,469            65,104         84,565
      Less reserves                      3,091             3,404          3,040
      --------------------------------------------------------------------------
                                     $  68,378         $  61,700      $  81,525
      --------------------------------------------------------------------------

5     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle:

      --------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                             March 29       March 30       March 29       March 30
                                                                 2002           2001           2002           2001
      --------------------------------------------------------------------------------------------------------------
      Income from continuing operations before cumulative
           effect of change in accounting principle for
           basic and diluted earnings
           per share                                        $   3,889      $   2,203      $   3,493      $  (1,026)
      --------------------------------------------------------------------------------------------------------------
      Weighted average common shares outstanding
                                                            8,173,716      8,161,989      8,171,325      8,154,674
      Less nonvested restricted stock                          12,803         18,033         13,498         16,267
      --------------------------------------------------------------------------------------------------------------
      Basic average common shares                           8,160,913      8,143,956      8,157,827      8,138,407
      Dilutive stock options and restricted stock             220,505         23,313        131,612             --
      --------------------------------------------------------------------------------------------------------------
      Diluted average common shares                         8,381,418      8,167,269      8,289,439      8,138,407
      --------------------------------------------------------------------------------------------------------------
      Basic earnings per common share from continuing
           operations before cumulative effect of
           change in accounting principle                   $   0.48       $   0.27       $   0.43       $  (0.13)
      Diluted earnings per common share from
           continuing operations before cumulative
           effect of change in accounting principle         $   0.46       $   0.27       $   0.42       $  (0.13)
      --------------------------------------------------------------------------------------------------------------

                             JOHNSON OUTDOORS INC.

6     Stock Ownership Plans

      A summary of stock option activity related to the Company's plans is as follows:

      -------------------------------------------------------------------------
                                                             Weighted Average
                                                 Shares        Exercise Price
      -------------------------------------------------------------------------
      Outstanding at September 28, 2001       1,086,795                 10.20
      Granted                                   274,755                  7.55
      Cancelled                                (117,573)                15.22
      -------------------------------------------------------------------------
      Outstanding at March 29, 2002           1,243,977                  9.14
      -------------------------------------------------------------------------

      Options to purchase 1,120,129 shares of common stock with a weighted average exercise price of $10.43 per share were outstanding at March 30, 2001.

7     Comprehensive Income

      Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

      Comprehensive income (loss) for the respective periods consists of the following:

      --------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                             March 29       March 30       March 29       March 30
                                                                 2002           2001           2002           2001
      --------------------------------------------------------------------------------------------------------------
      Net income (loss)                                     $   4,384      $   2,203    $   (18,888)     $     729
      --------------------------------------------------------------------------------------------------------------
      Translation adjustment                                     (452)        (5,025)        (3,684)        (1,984)
      Reclassification adjustment for change in
      accounting principle                                         --             --             --         (2,974)
      --------------------------------------------------------------------------------------------------------------
      Comprehensive income (loss)                           $   3,932      $  (2,822)   $   (22,572)     $  (4,229)
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

9     Discontinued Operations

      The Company recognized a gain from discontinued operations of $495, net of tax, for the three months ended March 29, 2002 related to the final accounting for the sale of the Fishing business.

                             JOHNSON OUTDOORS INC.

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

      A summary of the Company's operations by business unit is presented below:

      --------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                   Six Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                    March 29          March 30          March 29         March 30
                                                        2002              2001              2002             2001
      --------------------------------------------------------------------------------------------------------------
      Net sales:
          Outdoor equipment:
              Unaffiliated customers              $   32,815        $   32,497        $   55,530       $   53,662
              Interunit transfers                         13                32                23               46
          Motors:
              Unaffiliated customers                  25,545            22,557            38,037           32,562
              Interunit transfers                        204               257               265              421
          Watercraft:
              Unaffiliated customers                  21,945            23,193            32,648           34,578
              Interunit transfers                        154               150               187              185
          Diving:
              Unaffiliated customers                  17,469            20,470            31,292           36,637
              Interunit transfers                         --                --                --                1
          Other                                          (56)                2               (51)              31
          Eliminations                                  (371)             (439)             (475)            (653)
      --------------------------------------------------------------------------------------------------------------
                                                  $   97,718        $   98,719        $  157,456       $  157,470
      --------------------------------------------------------------------------------------------------------------
      Operating profit (loss):
          Outdoor equipment                       $    4,867        $    3,683        $    7,453       $    4,981
          Motors                                       3,190             2,300             3,740           (1,001)
          Watercraft                                     842             1,514              (506)             400
          Diving                                       2,508             1,669             3,992            3,485
          Other                                       (3,149)           (2,571)           (5,430)          (4,839)
      --------------------------------------------------------------------------------------------------------------
                                                  $    8,258        $    6,595        $    9,249       $    3,026
      --------------------------------------------------------------------------------------------------------------
      Identifiable assets (end of period):
          Outdoor equipment                                                           $   55,075       $   57,490
          Motors                                                                          36,411           39,210
          Watercraft(1)                                                                   66,765           83,948
          Diving(1)                                                                       71,596           83,634
          Other                                                                           20,871           23,876
      --------------------------------------------------------------------------------------------------------------
                                                                                      $  250,718       $  288,158
      --------------------------------------------------------------------------------------------------------------

      (1) March 29, 2002 reflects the goodwill write-offs related to the adoption of SFAS 142.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and six months ended March 29, 2002 and March 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 2001 Annual Report on Form 10-K.


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


Results of Operations

Net sales for the three months ended March 29, 2002 totaled $97.7 million, a decrease of 1.0% or $1.0 million, compared to $98.7 million in the three months ended March 30, 2001. The Motors business had a sales increase of $3.0 million over the same period a year ago. The Outdoor Equipment group showed a slight increase over the prior quarter sales from strong sales at Jack Wolfskin. The Diving business continues to be adversely impacted by reduced travel as the market has reacted to recent global events. Diving sales were down $3.0 million (15%) from the year ago quarter.

Net sales for the six months ended March 29, 2002 totaled $157.5 million, which was flat when compared to six months ended March 30, 2001. Two of the four business units showed sales growth over the prior year. The growth was lead by Motors, which had a $5.5 million (17%) increase over the first six months of the prior year due to recovery in the OEM market as well as new products and a shift in distributor buying patterns. Additionally, Outdoor Equipment sales were $1.9 million ahead of the same period a year ago, which was provided by continued strong growth from Jack Wolfskin.

Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were lower for the three months and six months ended March 29, 2002 as compared to the corresponding period of the prior year. The Diving and Outdoor Equipment businesses were unfavorably impacted by foreign currency movements. Excluding the impact of fluctuations in foreign currencies, net sales for the Company increased 1.0% for both the three months and six months ended March 29, 2002.

Gross profit as a percentage of sales was 41.7% for the three months ended March 29, 2002 compared to 40.3% in the corresponding period in the prior year. Margins in the Diving, Outdoor Equipment and Motors businesses were improved over the prior year, while the Watercraft business saw margins decline by one percentage point. The Outdoor Equipment business benefited from improved margins in nearly all companies led by Jack Wolfskin, which increased margins by 2.7 percentage points over the prior year quarter. The Motors business improved margins by 2.9 percentage points over the year ago quarter primarily from new products and product mix.

Gross profit as a percentage of sales was 41.9% for the six months ended March 29, 2002 compared to 40.4% in the corresponding period in the prior year. Margin improvements in the Motors and Outdoor Equipment businesses helped to offset slight declines in margins in the Diving and Watercraft businesses. The Motors business was favorably impacted by a recovery in its OEM markets, product mix and new products.

The Company recognized operating profit of $8.3 million for the three months ended March 29, 2002 compared to an operating profit of $6.6 million for the corresponding period of the prior year. The current quarter benefited from a $0.7 million reduction in amortization expense related to the adoption of SFAS No. 142. The current quarter also included $0.7 million of strategic charges related to the ongoing consolidation efforts in the Watercraft business.

For the six months ended March 29, 2002 operating profit more than tripled the prior year period at $9.2 million versus $3.0 million. Strong gross profits in the Motors and Outdoor Equipment businesses drove the increase in operating profits. Watercraft operating profit was $0.2 million below prior year, on lower sales volume, excluding the impact of SFAS No. 142 and strategic charges. The Diving business reduced operating expenses by $3.0 million, excluding the impact of SFAS No. 142, mitigating a portion of the impact of sales and margin declines on operating profits.

Interest expense totaled $1.9 million for the three months ended March 29, 2002 compared to $2.9 million for the corresponding period of the prior year. In the current year, the Company benefited from reductions in overall debt due to reductions in working capital. In addition, the Company benefited from declining interest rates on the floating rate facilities. Interest expense totaled $3.5 million for the six months ended March 29, 2002 compared to $4.9 million for the corresponding period of the prior year.

The Company's effective tax rate for the six months ended March 29, 2002 was 40.1%, up from 39.3% for the corresponding period of the prior year, primarily due to the geographic mix of earnings occurring in higher tax jurisdictions.

The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $3.9 million in the three months ended March 29, 2002, compared to income of $2.2 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $0.46 for the three months ended March 29, 2002 compared to $0.27 in the prior year. The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $3.5 million in the six months ended March 29, 2002, compared to a loss of $1.0 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $0.42 for the six months ended March 29, 2002 compared to $(0.13) in the prior year.

Discontinued Operations

The Company recognized a gain from discontinued operations of $0.5 million, net of tax ($0.06 per diluted share), for the three months ended March 29, 2002 related to the final accounting for the sale of the Fishing business.

Change in Accounting Principle

Effective September 29, 2001, the Company adopted Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In response to the adoption of this new standard, the Company ceased the amortization of goodwill. As such, net income for fiscal 2002 will be increased by approximately $1.5 million when compared to fiscal 2001. As required under SFAS 142, the Company has performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill totaling $22.9 million, net of tax ($2.76 per diluted share) and has been reflected as a change in accounting principle. The write off is associated with the Watercraft ($12.9 million) and Diving ($10.0 million) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

Net income (loss)

Net income for the three months ended March 29, 2002 was $4.4 million, or $0.52 per diluted share, compared to $2.2 million, or $0.27 per diluted share, for the corresponding period of the prior year.

Net loss for the six months ended March 29, 2002 was $18.9 million, or $2.28 per diluted share, compared to income of $0.7 million, or $0.09 per diluted share, for the corresponding period of the prior year.


Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.


                                   Operations

Cash flows used for operations totaled $30.0 million for the six months ended March 29, 2002 and $50.4 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $32.5 million for the six months ended March 29, 2002, compared to an increase of $27.0 million in the year ago period. However, the end-of-period balance is over $3.8 million lower than the corresponding period of the prior year due to improved management of working capital assets. Average days of sales outstanding are lower than the prior year by 5 days. The Company has also worked to reduce inventory levels at all businesses. Inventories increased by $7.9 million for the six months ended March 29, 2002 compared to an increase of $19.6 million in the prior year period. Inventories at March 29, 2002 were $13.1 million lower than the same period a year ago. The Company is producing products at levels adequate to meet consumer demand for the upcoming outdoor season.

Accounts payable and accrued liabilities increased $3.9 million for the six months ended March 29, 2002 and decreased $10.3 million for the corresponding period of the prior year.

Depreciation and amortization charges were $4.4 million for the six months ended March 29, 2002 and $6.3 million for the corresponding period of the prior year. The decline from prior year is primarily related to the adoption of SFAS No. 142.


                              Investing Activities

Cash provided by investing activities totaled $2.6 million for the six months ended March 29, 2002 versus cash used for investing activities of $5.5 million for the corresponding period of the prior year.

Expenditures for property, plant and equipment were $2.4 million for the six months ended March 29, 2002 and $5.2 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 2002, capitalized expenditures are anticipated to be consistent with those of the prior year. These expenditures are expected to be funded by working capital or existing credit facilities. The Company sold its headquarters facility to a related party in the first quarter. Proceeds from the sale were $5.0 million. A gain on the sale is being deferred due to the related party nature of the transaction.


                              Financing Activities

Cash flows provided from financing activities totaled $25.6 million for the six months ended March 29, 2002 and $45.2 million for the corresponding period of the prior year. The Company made principal payments on senior notes of $11.6 million in the current year and $6.0 million in the prior year. The Company consummated a private placement of long-term debt totaling $50.0 million during the first quarter. Proceeds from the debt were used to reduce outstanding indebtedness under the Company's primary revolving credit facility.


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


                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at March 29, 2002:

-------------------------------------------------------------------------------
(millions)                                                Estimated Impact on
-------------------------------------------------------------------------------
                                                       Earnings Before Income
                                         Fair Value                     Taxes
-------------------------------------------------------------------------------
Foreign exchange rate instruments               0.4                       0.4
Interest rate instruments                       2.0                       0.7
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


Pending Accounting Change

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There are not expected to be any financial implications related to the adoption of SFAS 144, and the guidance will be applied on a prospective basis. The Company is required to adopt SFAS 144 in the first quarter of fiscal 2003.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting on February 19, 2002, the shareholders voted to elect the following individuals as directors for terms that expire at the next annual meeting and in favor of two separate proposals to amend certain employee benefit plans:

------------------------------------------------------------------------------------------------------------------------
                                             Votes Cast      Votes Cast          Votes                          Broker
                                                    For         Against       Withheld      Abstentions      Non-Votes
------------------------------------------------------------------------------------------------------------------------
Class A Directors:
-----------------
Terry E. London                               6,178,504               0         34,495                0              0
John M. Fahey, Jr.                            6,178,704               0         34,295                0              0

Class B Directors:
-----------------
Samuel C. Johnson                             1,218,285               0              0                0              0
Helen P. Johnson-Leipold                      1,218,285               0              0                0              0
Thomas F. Pyle, Jr.                           1,218,285               0              0                0              0
Gregory E. Lawton                             1,218,285               0              0                0              0

Proposal regarding the amendment to
  the Johnson Outdoors Inc. 1987
  Employees' Stock Purchase Plan to
  increase the number of shares
  authorized for issuance                    18,282,909          93,019              0           20,021              0

Proposal regarding the amendment to
  the Johnson Outdoors Inc. 1994
  Non-Employee Director Stock
  Ownership Plan to increase the
  number of shares authorized for            18,092,584         278,096              0           25,269              0
  issuance

Votes cast for or against and abstentions with respect to the proposals reflect that holders of Class B shares are entitled to 10 votes per share for matters other than the election of directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this Form 10-Q

         None

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the three months and six months ended March 29, 2002.

                              JOHNSON OUTDOORS INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JOHNSON OUTDOORS INC.
Date: May 13, 2002
                                    /s/ Helen P. Johnson-Leipold
                                    --------------------------------------------
                                    Helen P. Johnson-Leipold
                                    Chairman and Chief Executive Officer



                                    /s/ Paul A. Lehmann
                                    --------------------------------------------
                                    Paul A. Lehmann
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)