Form 10-Q
period 2002-06-28
JOHNSON OUTDOORS INC
filed 2002-08-09
CIK 788329

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


                  For the quarterly period ended June 28, 2002

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


                    555 Main Street, Racine, Wisconsin 53403
                    (Address of principal executive offices)


                                 (262) 631-6600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of July 29, 2002, 7,106,822 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding.

================================================================================

                              JOHNSON OUTDOORS INC.


                          Index                                         Page No.
-----------------------------------------------------------------       --------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations - Three months
                  and nine months ended June 28, 2002 and June 29, 2001      1

                  Consolidated Balance Sheets - June 28, 2002, September
                  28, 2001 and June 29, 2001                                 2

                  Consolidated Statements of Cash Flows - Nine months
                  ended June 28, 2002 and June 29, 2001                      3

                  Notes to Consolidated Financial Statements                 4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                      13

PART II       OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          13

                  Signatures

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                                   JOHNSON OUTDOORS INC.

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)
----------------------------------------------------------------------------------------------------------------------------
(thousands, except per share data)                               Three Months Ended                  Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                              June 28          June 29           June 28          June 29
                                                                 2002             2001              2002             2001
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $  116,699        $  113,927       $  274,155        $  271,397
Cost of sales                                                  67,317            66,863          158,742           160,698
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   49,382            47,064          115,413           110,699
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                      24,800            23,104           60,798            60,070
    Administrative management, finance and
        information systems                                     8,517             7,173           23,450            21,957
    Research and development                                    1,824             1,730            5,082             5,642
    Amortization and write-down of intangibles                     98               668              274             4,591
    Profit sharing                                              1,103             1,089            2,369             2,113
    Strategic charges                                              66               300            1,217               300
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       36,408            34,064           93,190            94,673
----------------------------------------------------------------------------------------------------------------------------
Operating profit                                               12,974            13,000           22,223            16,026
Interest income                                                   (88)             (116)            (464)             (403)
Interest expense                                                1,703             2,336            5,164             7,285
Other expense, net                                                872               166            1,209               220
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income
    taxes and cumulative effect of change in
    accounting principle                                       10,487            10,614           16,314             8,924
Income tax expense                                              4,054             4,331            6,388             3,667
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative
    effect of change in accounting principle
                                                                6,433             6,283            9,926             5,257
Gain on disposal of discontinued operations, net of
    tax of $255                                                    --                --              495                --
Cumulative effect of change in accounting principle,
    net of tax of $(2,200) and $845                                --                --          (22,876)            1,755
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $    6,433        $    6,283       $  (12,455)       $    7,012
----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                  $     0.78        $     0.77       $     1.21        $     0.64
    Discontinued operations                                        --                --             0.06                --
    Cumulative effect of change in accounting
        principle                                                  --                --            (2.79)             0.22
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $     0.78        $     0.77       $    (1.52)       $     0.86
----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                  $     0.75        $     0.77       $     1.18        $     0.64
    Discontinued operations                                        --                               0.06                --
    Cumulative effect of change in accounting
        principle                                                  --                --            (2.73)             0.22
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $     0.75        $     0.77       $    (1.49)       $     0.86
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                     JOHNSON OUTDOORS INC.

                                  CONSOLIDATED BALANCE SHEETS
                                         (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   June 28          September 28          June 29
(thousands, except share data)                                                        2002                  2001             2001
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                                         $   27,297           $    16,069       $   16,927
    Accounts receivable, less allowance for doubtful accounts of
        $4,279, $3,739 and $3,768, respectively                                     74,678                45,585           74,178
    Inventories                                                                     60,718                61,700           67,183
    Deferred income taxes                                                            4,972                 5,269            3,849
    Other current assets                                                             4,588                 4,557            4,476
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                               172,253               133,180          166,613
Property, plant and equipment                                                       29,345                35,879           36,855
Deferred income taxes                                                               21,647                19,577           17,473
Intangible assets                                                                   33,698                55,288           52,809
Other assets                                                                         1,154                   989            1,138
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $  258,097           $   244,913       $  274,888
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt                    $   23,233           $    12,985       $   94,911
    Accounts payable                                                                17,350                12,157           12,989
    Accrued liabilities:
        Salaries and wages                                                           8,507                 5,968            5,803
        Income taxes                                                                 4,775                 1,206               --
        Other                                                                       19,576                17,237           15,428
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           73,441                49,553          129,131
Long-term debt, less current maturities                                             78,496                84,550           39,225
Other liabilities                                                                    4,851                 5,031            4,754
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  156,788               139,134          173,110
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                                        --                    --               --
    Common stock:
    Class A shares issued:
        June 28, 2002, 7,101,491;
        September 28, 2001, 6,946,012;
        June 29, 2001, 6,945,762                                                       360                   347              347
    Class B shares issued (convertible into Class A):  1,222,729                        61                    61               61
    Capital in excess of par value                                                  46,281                44,411           44,410
    Retained earnings                                                               67,706                80,162           81,809
    Contingent compensation                                                            (37)                  (44)             (70)
    Accumulated other comprehensive income:
        Cumulative foreign currency translation adjustment                         (13,062)              (19,158)         (24,779)
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         101,309               105,779          101,778
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $  258,097           $   244,913       $  274,888
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                   JOHNSON OUTDOORS INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
----------------------------------------------------------------------------------------------------------------------------
 (thousands)                                                                                          Nine Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                                June 28            June 29
                                                                                                   2002               2001
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income (loss)                                                                            $  (12,455)        $    7,012
Less gain from discontinued operations                                                              495                 --
Less gain (loss) from cumulative effect of change in accounting principle                       (22,876)             1,755
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative effect of change in accounting
    principle                                                                                     9,926              5,257
Adjustments to reconcile income from continuing operations to net cash used for operating activities of continuing operations:
        Depreciation and amortization                                                             6,809              9,424
        Deferred income taxes                                                                       240                634
        Impairment of goodwill                                                                       --              2,526
Change in assets and liabilities, net of effect of businesses acquired or sold:
    Accounts receivable                                                                         (27,192)           (20,783)
    Inventories                                                                                   3,441             (5,753)
    Accounts payable and accrued liabilities                                                     12,879            (13,140)
    Other, net                                                                                   (2,445)              (565)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  3,658            (22,400)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                                               4,982                 --
Payments for purchase of business, net of cash acquired                                              --               (573)
Net additions to property, plant and equipment                                                   (4,793)            (7,465)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    189             (8,038)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
Issuance of senior notes                                                                         50,000                 --
Principal payments on senior notes and other long-term debt                                     (11,604)            (6,000)
Net change in short-term debt                                                                   (34,624)            36,010
Common stock transactions                                                                         1,883                 70
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  5,655             30,080
----------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                                   1,726                (78)
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary cash investments                                       11,228               (436)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                              16,069             17,363
----------------------------------------------------------------------------------------------------------------------------
End of period                                                                                $   27,297         $   16,927
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1     Basis of Presentation

      The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of June 28, 2002 and the results of operations and cash flows for the three months and nine months ended June 28, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

      Because of seasonal and other factors, the results of operations for the three months and nine months ended June 28, 2002 are not necessarily indicative of the results to be expected for the full year.

      All monetary amounts, other than share and per share amounts, are stated in thousands.

      Certain amounts as previously reported have been reclassified to conform with the current period presentation.

2     Changes in Accounting Principle

      Effective September 29, 2001, the Company adopted Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets" (SFAS
      142). In accordance with to the adoption of this new standard, the Company ceased the amortization of goodwill. As such, net income for fiscal 2002 will be increased by approximately $1,500 when compared to fiscal 2001. As required under SFAS 142, the Company has performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill totaling $22,876, net of tax, and has been reflected as a change in accounting principle. The write off is associated with the Watercraft ($12,900) and Diving ($10,000) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

                              JOHNSON OUTDOORS INC.

4     Inventories

      Inventories related to continuing operations at the end of the respective periods consist of the following:

      -------------------------------------------------------------------------
                                   June 28      September 28         June 29
                                      2002              2001            2001
      -------------------------------------------------------------------------
      Raw materials               $  19,344        $  19,892        $  22,365
      Work in process                 2,572            2,592            2,843
      Finished goods                 42,202           42,620           45,410
      -------------------------------------------------------------------------
                                     64,118           65,104           70,618
      Less reserves                   3,400            3,404            3,435
      -------------------------------------------------------------------------
                                  $  60,718        $  61,700        $  67,183
      -------------------------------------------------------------------------

5     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle:

      --------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                              June 28        June 29        June 28        June 29
                                                                 2002           2001           2002           2001
      --------------------------------------------------------------------------------------------------------------
      Income from continuing operations before
          cumulative effect of change in
          accounting principle for basic and
          diluted earnings per share                        $   6,433   $      6,283      $   9,926   $      5,257
      --------------------------------------------------------------------------------------------------------------
      Weighted average common shares outstanding
                                                            8,227,290      8,168,491      8,189,980      8,159,279
      Less nonvested restricted stock                          (6,967)       (14,143)        (7,321)       (15,549)
      --------------------------------------------------------------------------------------------------------------
      Basic average common shares                           8,220,323      8,154,348      8,182,659      8,143,730
      Dilutive stock options and restricted stock             340,389         30,701        201,204         19,655
      --------------------------------------------------------------------------------------------------------------
      Diluted average common shares                         8,560,712      8,185,049      8,383,863      8,163,385
      --------------------------------------------------------------------------------------------------------------
      Basic earnings per common share from continuing
           operations before cumulative effect of
           change in accounting principle                   $   0.78    $       0.77      $   1.21    $       0.64
      Diluted earnings per common share from
           continuing operations before cumulative
           effect of change in accounting principle         $   0.75    $       0.77      $   1.18    $       0.64
      --------------------------------------------------------------------------------------------------------------

                              JOHNSON OUTDOORS INC.

6     Stock Ownership Plans

      A summary of stock option activity related to the Company's plans is as follows:

      --------------------------------------------------------------------------
                                                               Weighted Average
                                                 Shares          Exercise Price
      --------------------------------------------------------------------------
      Outstanding at September 28, 2001       1,086,795                   10.20
      Granted                                   274,755                    7.55
      Exercised                                (142,453)                  10.27
      Cancelled                                (137,242)                  13.94
      --------------------------------------------------------------------------
      Outstanding at June 28, 2002            1,081,855                    9.04
      --------------------------------------------------------------------------

      Options to purchase 1,105,796 shares of common stock with a weighted average exercise price of $10.19 per share were outstanding at June 29, 2001.

7     Comprehensive Income

      Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

      Comprehensive income (loss) for the respective periods consists of the following:

      --------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                              June 28        June 29        June 28        June 29
                                                                 2002           2001           2002           2001
      --------------------------------------------------------------------------------------------------------------
      Net income (loss)                                     $   6,433      $   6,283    $   (12,455)     $   7,012
      --------------------------------------------------------------------------------------------------------------
      Translation adjustment                                    9,780         (1,235)         6,096         (3,219)
      Reclassification adjustment for change in
      accounting principle                                         --             --             --         (2,974)
      --------------------------------------------------------------------------------------------------------------
      Comprehensive income (loss)                           $  16,213      $   5,048    $    (6,359)     $     819
      --------------------------------------------------------------------------------------------------------------

8     Related Party Transactions

      On November 30, 2001, the Company entered into a sale/leaseback transaction for its headquarters facility with a related party. The Company sold the facility for $4,982 in cash and entered into a month-to-month lease agreement with the related party, which terminated May 31, 2002. The Company and the related party engaged an independent appraiser to determine the sale price of the facility. The deferred gain is recorded as a contra-asset within the property, plant and equipment section of the balance sheet. The gain on the sale could not be recognized in the income statement due to the related party nature of the transaction.

      On June 1, 2002, the Company entered into a three-year lease agreement with another related party for its new headquarters facility.

9     Discontinued Operations

      The Company recognized a gain from discontinued operations of $495, net of tax, for the nine months ended June 28, 2002 related to the final accounting for the sale of the Fishing business.

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

      A summary of the Company's operations by business unit is presented below:

      --------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                  Nine Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                     June 28           June 29           June 28          June 29
                                                        2002              2001              2002             2001
      --------------------------------------------------------------------------------------------------------------
      Net sales:
          Outdoor equipment:
              Unaffiliated customers              $   31,706        $   34,486        $   87,236       $   88,148
              Interunit transfers                         46                30                69               76
          Motors:
              Unaffiliated customers                  29,552            21,701            67,589           54,263
              Interunit transfers                        438                98               704              519
          Watercraft:
              Unaffiliated customers                  33,744            34,667            66,392           69,245
              Interunit transfers                        105               124               292              309
          Diving:
              Unaffiliated customers                  21,595            23,068            52,887           59,705
              Interunit transfers                         11                 1                11                2
          Other                                          102                 5                51               36
          Eliminations                                  (600)             (253)           (1,076)            (906)
      --------------------------------------------------------------------------------------------------------------
                                                  $  116,699        $  113,927        $  274,155       $  271,397
      --------------------------------------------------------------------------------------------------------------
      Operating profit (loss):
          Outdoor equipment                       $    3,449        $    4,177        $   10,902       $    9,158
          Motors                                       4,283             2,569             8,023            1,568
          Watercraft                                   4,530             4,411             4,024            4,811
          Diving                                       3,892             4,178             7,884            7,663
          Other                                       (3,180)           (2,335)           (8,610)          (7,174)
      --------------------------------------------------------------------------------------------------------------
                                                  $   12,974        $   13,000        $   22,223       $   16,026
      --------------------------------------------------------------------------------------------------------------
      Identifiable assets (end of period):
          Outdoor equipment                                                           $   57,752       $   58,589
          Motors                                                                          28,440           26,661
          Watercraft(1)                                                                   63,963           78,286
          Diving(1)                                                                       83,386           88,346
          Other                                                                           24,556           23,006
      --------------------------------------------------------------------------------------------------------------
                                                                                      $  258,097       $  274,888
      --------------------------------------------------------------------------------------------------------------

(1) June 28, 2002 reflects the goodwill write-offs related to the adoption of SFAS 142.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and nine months ended June 28, 2002 and June 29, 2001. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 2001 Annual Report on Form 10-K.

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

Results of Operations

Net sales for the three months ended June 28, 2002 totaled $116.7 million, an increase of 2.4% or $2.8 million, compared to $113.9 million in the three months ended June 29, 2001. The Motors business had a sales increase of $8.2 million (38.7%) over the same period a year ago driven by strong sales from new products and gain in market share. The other businesses showed a decline from the prior quarter sales. The Diving business continues to be adversely impacted by reduced travel as the market has reacted to recent global events. Diving sales were down $1.5 million (6.3%) from the year ago quarter. The Outdoor Equipment and Watercraft businesses continue to suffer as a result of the softening economy. Outdoor Equipment sales were mixed, with Jack Wolfskin sales up 5.3%, but the overall business was down $2.8 million (8.0%). Watercraft sales were down $1.0 million (2.7%) from the year ago quarter, as growth from Leisure Life and Pacific Kayak was more than offset by declines in the other Watercraft companies.

Net sales for the nine months ended June 28, 2002 totaled $274.2 million, compared to $271.4 million in the nine months ended June 29, 2001. Only the Motors business showed growth over the prior year, with a $13.5 million (24.7%) increase over the first nine months of the prior year due to recovery in the OEM market as well as new products and a shift in distributor buying patterns.

Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were higher for the three months and nine months ended June 28, 2002 as compared to the corresponding period of the prior year. The Diving and Outdoor Equipment businesses were favorably impacted by foreign currency movements. Excluding the impact of fluctuations in foreign currencies, net sales for the Company increased 1.3% for the three months and 1.2% for the nine months ended June 28, 2002.

Gross profit as a percentage of sales was 42.3% for the three months ended June 28, 2002 compared to 41.3% in the corresponding period in the prior year. Margins in the Outdoor Equipment and Motors businesses were improved over the prior year, while the Diving business was flat and the Watercraft business saw margins decline by 1.4 percentage points. The Outdoor Equipment business benefited from improved margins in nearly all companies led by Jack Wolfskin, which increased margins by 1.8 percentage points over the prior year quarter. The Motors business improved margins by 3.8 percentage points over the year ago quarter primarily from new products and product mix.

Gross profit as a percentage of sales was 42.1% for the nine months ended June 28, 2002 compared to 40.8% in the corresponding period in the prior year. Margin improvements in the Motors and Outdoor Equipment businesses helped to offset slight declines in margins in the Diving and Watercraft businesses. The Motors business was favorably impacted by a recovery in its OEM markets, product mix and new products.

The Company recognized operating profit of $13.0 million for the three months ended June 28, 2002, flat with the corresponding period of the prior year. The current quarter benefited from a $0.6 million reduction in amortization expense related to the adoption of SFAS No. 142. Operating expenses, excluding strategic charges, were $36.3 million, 8.0% higher than the prior year's comparable quarter. The increase is due to base level spending increases as well as the recording of certain specific reserves.

For the nine months ended June 28, 2002 operating profit increased 38.7% to $22.2 million versus $16.0 million a year ago. Strong gross profits in the Motors and Outdoor Equipment businesses drove the increase in operating profits. Watercraft operating profit was $0.5 million below prior year, on lower sales volume, excluding the impact of SFAS No. 142 and strategic charges. The Diving business reduced operating expenses by $3.1 million, excluding the impact of SFAS No. 142, mitigating a portion of the impact of sales and margin declines on operating profits.

Interest expense totaled $1.7 million for the three months ended June 28, 2002 compared to $2.3 million for the corresponding period of the prior year. In the current year, the Company benefited from reductions in overall debt due to reductions in working capital. In addition, the Company benefited from declining interest rates on the floating rate facilities. Interest expense totaled $5.2 million for the nine months ended June 28, 2002 compared to $7.3 million for the corresponding period of the prior year.

The Company's effective tax rate for the nine months ended June 28, 2002 was 39.2%, down from 41.1% for the corresponding period of the prior year, primarily due to the geographic mix of earnings occurring in lower tax jurisdictions.

The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $6.4 million in the three months ended June 28, 2002, compared to income of $6.3 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $0.75 for the three months ended June 28, 2002 compared to $0.77 in the prior year. The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $9.9 million in the nine months ended June 28, 2002, compared to $5.3 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $1.18 for the nine months ended June 28, 2002 compared to $0.64 in the prior year.

Discontinued Operations

The Company recognized a gain from discontinued operations of $0.5 million, net of tax ($0.06 per diluted share), for the nine months ended June 28, 2002 related to the final accounting for the sale of the Fishing business.

Changes in Accounting Principle

Effective September 29, 2001, the Company adopted SFAS 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill. As such, net income for fiscal 2002 will be increased by approximately $1.5 million when compared to fiscal 2001. As required under SFAS 142, the Company has performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill totaling $22.9 million, net of tax ($2.73 per diluted share) and has been reflected as a change in accounting principle. The write off is associated with the Watercraft ($12.9 million) and Diving

($10.0 million) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

Net income (loss)

Net income for the three months ended June 28, 2002 was $6.4 million, or $0.75 per diluted share, compared to $6.3 million, or $0.77 per diluted share, for the corresponding period of the prior year.

Net loss for the nine months ended June 28, 2002 was $12.5 million, or $1.49 per diluted share, compared to net income of $7.0 million, or $0.86 per diluted share, for the corresponding period of the prior year.

Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.

                                   Operations

Cash flows provided by operations totaled $3.7 million for the nine months ended June 28, 2002 compared to cash flows used for operations of $22.4 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $27.2 million for the nine months ended June 28, 2002, compared to an increase of $20.8 million in the year ago period. However, the end-of-period balance is virtually flat with the corresponding period of the prior year due to improved management of working capital assets. Average days of sales outstanding are lower than the prior year by 2 days. The Company has also worked to reduce inventory levels at all businesses. Inventories decreased by $3.4 million during the nine months ended June 28, 2002 compared to an increase of $5.8 million in the prior year period. Inventories at June 28, 2002 were $6.5 million lower than the same period a year ago. The Company is producing products at levels adequate to meet consumer demands.

Accounts payable and accrued liabilities increased $12.9 million for the nine months ended June 28, 2002 and decreased $13.1 million for the corresponding period of the prior year.

Depreciation and amortization charges were $6.8 million for the nine months ended June 28, 2002 and $9.4 million for the corresponding period of the prior year. The decline from prior year is primarily related to the adoption of SFAS No. 142.

                              Investing Activities

Cash provided by investing activities totaled $0.2 million for the nine months ended June 28, 2002 versus cash used for investing activities of $8.0 million for the corresponding period of the prior year.

Expenditures for property, plant and equipment were $4.8 million for the nine months ended June 28, 2002 and $7.5 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 2002, capitalized expenditures are anticipated to be below the levels of the prior year. These expenditures are expected to be funded by working capital or existing credit facilities. The Company sold its headquarters facility to a related party in the first quarter. Proceeds from the sale were $5.0 million. A gain on the sale was not recognized in the income statement due to the related party nature of the transaction.


                              Financing Activities

Cash flows provided from financing activities totaled $5.7 million for the nine months ended June 28, 2002 and $30.1 million for the corresponding period of the prior year. The Company made principal payments on senior notes of $11.6 million in the current year and $6.0 million in the prior year. The Company consummated a private placement of long-term debt totaling $50.0 million during the first quarter of fiscal 2002. Proceeds from the debt were used to reduce outstanding indebtedness under the Company's primary revolving credit facility.


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


                               Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies.


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


                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at June 28, 2002:

--------------------------------------------------------------------------------
(millions)                                                 Estimated Impact on
--------------------------------------------------------------------------------
                                                        Earnings Before Income
                                       Fair Value                        Taxes
--------------------------------------------------------------------------------
Foreign exchange rate instruments             1.1                          1.1
Interest rate instruments                     2.1                          0.7
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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections (SFAS 145). SFAS 145 clarifies updates and simplifies existing accounting pronouncements related to gain and losses on extinguishments of debt and lease modifications, among other items. There are not expected to be any financial implications related to the adoption of SFAS 145, and the guidance will be applied on a prospective basis. The Company is required to adopt SFAS 145 in the first quarter of fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company does not anticipate a significant impact on its results of operations from adopting this Statement. The Company is required to adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this Form 10-Q
         99.1   Certification of Chairman and CEO pursuant to 18 U.S.C.ss.1350
         99.2 Certification of Vice President and CFO pursuant to 18 U.S.C. ss.1350

(b)      Reports on Form 8-K.
         On May 24, 2002, the Company filed a Current Report on Form 8-K dated May 17, 2002 to reflect (under Item 4 of Form 8-K) the Company's change in certifying accountants. The Company filed an amendment to such Current Report on Form 8-K on June 20, 2002.

                              JOHNSON OUTDOORS INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JOHNSON OUTDOORS INC.
Date: August 9, 2002
                                    /s/ Helen P. Johnson-Leipold
                                    -------------------------------------------
                                    Helen P. Johnson-Leipold
                                    Chairman and Chief Executive Officer



                                    /s/ Paul A. Lehmann
                                    -------------------------------------------
                                    Paul A. Lehmann
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                             JOHNSON OUTDOORS INC.


                 Exhibit Index to Quarterly Report on Form 10-Q


Exhibit
Number      Description

99.1        Certification of Chairman and CEO pursuant to 18 U.S.C.ss.1350

99.2        Certification of Vice President and CFO pursuant to 18 U.S.C.ss.1350