Form 10-K
period 2002-09-27
JOHNSON OUTDOORS INC
filed 2002-12-26
CIK 788329

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

                  For the fiscal year ended September 27, 2002

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

                      Class A common stock, $.05 par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

          As of November 1, 2002, 7,112,488 shares of Class A and 1,222,729 shares of Class B common stock of the Registrant were outstanding. The aggregate market value of voting stock of the Registrant held by nonaffiliates of the Registrant was approximately $35,653,472 on November 1, 2002.

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

          The aggregate market value of voting stock of the Registrant held by nonaffiliates of the Registrant was approximately $45,075,294 on March 29, 2002.
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------

                                          Part and Item Number of Form 10-K into
           Document                                 which Incorporated
----------------------------            ----------------------------------------

Johnson Outdoors Inc. Notice of         Part III, Items 10, 11, 12 and 13
Annual Meeting of  Shareholders
and Proxy Statement for the Annual
Meeting of Shareholders to be
held February 19, 2003.


  *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *

                    Table of Contents                                       Page
------------------------------------------------------------     ---------------

Business                                                                       1
Properties                                                                     5
Legal Proceedings                                                              5
Submission of Matters to a Vote of Security Holders                            5
Market for Registrant's Common Equity
 and Related Stockholder Matters                                               6
Selected Financial Data                                                        7
Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                           8
Quantitative and Qualitative Disclosures about Market Risk                    16
Financial Statements and Supplementary Data                                   17
Changes in and Disagreements with Accountants on Accounting
 and Financial Disclosure                                                     17
Directors and Executive Officers of the Registrant                            17
Executive Compensation                                                        17
Security Ownership of Certain Beneficial Owners and Management                17
Certain Relationships and Related Transactions                                18
Controls and Procedures                                                       18
Exhibits, Financial Statement Schedules and Reports on Form 8-K               18
Signatures                                                                    20
Certifications                                                                21
Exhibit Index                                                                 23
Consolidated Financial Statements                                            F-1


Forward Looking Statements
Certain matters discussed in this 2002 Form 10-K and in the accompanying 2002 Annual Report are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, actions of companies that compete with the Company, the Company's success in managing inventory, movements in foreign currencies or interest rates, the success of suppliers and customers, the ability of the Company to deploy its capital successfully and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this 2002 Form 10-K and in the accompanying 2002 Annual Report and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1. BUSINESS

Johnson Outdoors Inc. and its subsidiaries (the "Company") design, manufacture and market outdoor recreation products in four businesses: Diving, Watercraft, Outdoor Equipment and Motors. The Company's primary focus is innovation - meeting consumer needs with breakthrough products that stand apart from the competition and advance the Company's strong brand names. Its subsidiaries are organized in a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by headquarters. The Company is controlled by Samuel C. Johnson, members of his family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.

Diving

The Company is one of the world's largest manufacturers and distributors of technical underwater diving products, which it sells under the Scubapro and SnorkelPro names. The Company markets a full line of underwater diving and snorkeling equipment, including regulators, stabilizing jackets, tanks, depth gauges, masks, fins, snorkels, diving electronics and other accessories. The Company is also a leading manufacturer of dive computers and other electronics sold under the Aladin and Uwatec brands. Scubapro, Aladin and Uwatec products are marketed to the high quality, premium priced segment of the market via limited distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including sales, instruction, travel and repair service.

The Company focuses on maintaining Scubapro, Aladin and Uwatec as the market leaders in innovation and new products. The Company maintains research and development functions both in the United States and Europe and holds hundreds of patents on proprietary products. Consumer advertising focuses on building the brand and communicating exclusive features and benefits of the Scubapro/Uwatec product lines. The companies advertising and dealer network reinforce the Scubapro/Uwatec brands position as the industry's high quality and innovation leader. The Company advertises its equipment in diving magazines, via website and through dive specialty stores.

The Company also manufactures and markets diving buoyancy compensators under the Scubapro brand.

The Company maintains manufacturing and assembly facilities in Switzerland, Mexico, Italy and Indonesia and procures a majority of its proprietary rubber and plastic products and components from third-party manufacturers.

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

The Company is a leading manufacturer of sit-on-top kayaks under the Ocean Kayak and Pacific Kayak brands. In addition, the Company manufactures and markets high quality Necky sea touring and whitewater kayaks; Escape recreational sailboats; Extrasport and Swiftwater personal flotation devices; small thermoformed recreational boats, including canoes, pedal boats, deck boats and tenders, under the Leisure Life brand; the Dimension brand of kayaks; and other paddle and watercraft accessory brands.

The Company's kayaks, canoes and accessories are sold primarily to specialty stores and marine dealers, sporting goods stores and catalog and mail order houses such as L. L. Bean(R), in the United States and Europe. Leisure Life products are sold through marine dealers and large retail chains under several brand identities.

The Company manufactures its Watercraft products in five locations in the United States, one location in Canada and in New Zealand. The Company is also active in Europe with most of the brands noted above.

The North American market for both canoes and kayaks has slowed over the past year along with the economy. The Company believes, based on industry and other data, that it has grown market share and continues to be a leading manufacturer of canoes and kayaks in the United States in both unit and dollar sales.

Outdoor Equipment

The Company's Outdoor Equipment products include Eureka! military, commercial and consumer tents and backpacks; Camp Trails backpacks; and Silva field compasses.

Eureka! consumer tents and packs and Camp Trails backpacks compete primarily in the mid- to high-price range and are sold in the United States and Canada through independent sales representatives, primarily to sporting goods stores, catalog and mail order houses and camping and backpacking specialty stores. Marketing of the Company's tents and backpacks is focused on building the Eureka! and Camp Trails brand names and establishing the Company as a leader in tent design and innovation. The Company's camping tents and backpacks are produced primarily by third-party manufacturing sources.

Eureka! camping tents have outside self-supporting aluminum and fiberglass frames, allowing quicker and easier set-up, a design approach the Company originated. Most Eureka! tents are made from breathable nylon. Eureka! camping products are sold under license in Japan and Australia as well as by distribution agreement in Europe. Eureka! commercial tents include party tents, sold primarily to general rental stores, and other commercial tents sold directly to tent erectors. Commercial tents are manufactured by the Company in the United States.

Eureka! designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military. The Company has three contracts for production of both camping and commercial tents with the U.S. Armed Forces. In 1997, the Company was awarded contracts to produce a lightweight, two-man combat tent for the Marine Corps and a modular, general purpose tent for the Army. The Marine Corps contract was for 60 months and expired in August 2002. The Company has open deliveries on orders placed before the contract expired. The Army contract was for five years (base year and an option for four additional ordering periods). The first three optional ordering periods were exercised and the Army is currently in the final ordering period, which expires in December 2002. All material terms and obligations of these contracts have been and continue to be satisfied. In September 2001, the Company was awarded a five-year contract (base year and four optional years) to produce a four-person, extreme cold weather tent for the Marine Corps. The U.S. Armed Forces are a significant customer to the Outdoor Equipment business. Interruption or loss of the military business could have a significant impact on sales and operating results of this business. The Company has submitted a bid on a replacement contract for the largest portion of its current military business and, based on its excellent relationship and past performance, is optimistic regarding the potential for additional contracts. The Company expects a decision on the open bid to be made in 2003.

Camp Trails backpacks consist primarily of internal and external frame backpacks for hiking and mountaineering, but also include soft back bags, day packs and travel packs.

Silva field compasses, which are manufactured by third parties, are marketed exclusively in North America, the area for which the Company owns Silva trademark rights.

In September 2002, the Company sold its Jack Wolfskin business (consisting of the marketing of high quality technical outdoor clothing, footwear, camping tents, backpacks, travel gear and accessories). The Company's North American Jack Wolfskin operations were not included in the sale. The Company plans to exit these operations over the next year. See Note 4 to the Consolidated Financial Statements for additional information.

Motors

The Company manufactures, under its Minn Kota name, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company's Minn Kota motors and related accessories are sold in the United States, Canada, Europe and the Pacific Basin through large retail store chains such as Wal-Mart, catalogs such as Bass Pro Shops and Cabelas, sporting goods specialty stores, marine distributors, and original equipment manufacturers
(OEM) including Ranger(R) Boats, Lowe, Stratos/Javilin. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

The Company has the leading market share of the U.S. electric fishing motor market. While the overall motors market has generally been flat over a number of years, the Company has been able to gain share by emphasizing marketing, product innovation and original equipment manufacturer sales.

In 2002, the Company rebranded its compass line of products to Minn Kota and discontinued use of the Airguide product line. The Minn Kota compasses are sold through the same channels as the Company's Motors business. In 2001, the Company exited the weather and automotive instrument categories.

Fishing

In March 2000, the Company sold its Fishing business (consisting of the marketing of rods, reels, lures, spoons and fishing line). As a result, the operations of the Fishing business have been restated as discontinued for financial reporting purposes. A significant loss on the sale of the business was recognized, but the tangible net worth of the Company was not adversely impacted. See Note 5 to the Consolidated Financial Statements for financial information.

Financial Information for Business Segments

See Note 14 to the Consolidated Financial Statements for financial information comparing each business segment.

International Operations

See Note 14 to the Consolidated Financial Statements for financial information comparing the Company's domestic and international operations.

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

Outdoor Equipment: The Company's brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman, Jansport and private label brands. The Company also competes with the specialty companies such as North Face and Kelty on the basis of materials and innovative designs for consumers who want performance products priced at a value.

Motors: The main competitor in electric trolling motors is Motor Guide from Brunswick, who manufactures and sells a full range of trolling motors and accessories. Competition in this segment is focused on product benefits and features for fishing.

Employees

At September 27, 2002, the Company had approximately 1,300 employees. The Company considers its employee relations to be excellent. Temporary employees are utilized to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products of continuing operations totaled approximately $34.8 million at September 27, 2002 and $51.6 million at September 28, 2001. The Company's businesses do not receive significant orders in advance of expected shipment dates for the majority of their products.

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

The Company has an exclusive supply contract with a single vendor for materials used in its military business. Interruption or loss in the availability of this material could have an impact on sales and operating results of the Outdoor Equipment business.

Seasonality

The Company's business is seasonal. The following table shows, for the past three fiscal years, total net sales and operating profit or loss related to continuing operations of the Company for each quarter, as a percentage of the total year. Strategic charges, generally associated with consolidation and closure of facilities, totaling $1.7 million, $1.4 million and $2.4 million impacted operating results in 2002, 2001 and 2000, respectively.

-----------------------------------------------------------------------------------------------------------------
                                                                                                   Year Ended
-----------------------------------------------------------------------------------------------------------------
                             September 27, 2002            September 28, 2001              September 29, 2000
-----------------------------------------------------------------------------------------------------------------
                          Net         Operating            Net      Operating           Net         Operating
Quarter Ended           Sales     Profit (Loss)          Sales         Profit         Sales     Profit (Loss)
-----------------------------------------------------------------------------------------------------------------
December                   17%                5%            17%           (23)%          16%                1%
March                      29                42             29             42            28                39
June                       34                66             33             83            33                56
September                  20               (13)            21             (2)           23                 4
-----------------------------------------------------------------------------------------------------------------
                          100%              100%           100%           100%          100%              100%
-----------------------------------------------------------------------------------------------------------------

Executive Officers

The following list sets forth certain information, as of December 1, 2002, regarding the executive officers of the Company.

Helen P. Johnson-Leipold, age 45, became Chairman and Chief Executive Officer of the Company in March 1999. Prior to joining the Company, Ms. Johnson-Leipold was employed by S.C. Johnson & Son, Inc. (SCJ) for twelve years. From September 1998 until March 1999, Ms. Johnson-Leipold was Vice President, Worldwide Consumer Products-Marketing of SCJ. From October 1997 to September 1998, she was Vice President, Personal and Home Care Products of SCJ.

Patrick J. O'Brien, age 44, became President and Chief Operating Officer of the Company in April 1999. Prior to joining the Company, Mr. O'Brien was employed by SCJ for eighteen years. From October 1997 until March 1999, Mr. O'Brien was Vice President and General Manager, Home Storage of SCJ.

Paul A. Lehmann, age 49, became Vice President and Chief Financial Officer of the Company in May 2001. Prior to joining the Company, Mr. Lehmann was employed by Steelcase North America, Inc. (SCNA) for seven years. From October 1999 to May 2001, Mr. Lehmann was Vice President, Finance and Strategic Planning of SCNA. From June 1997 to October 1999, Mr. Lehmann was Vice President, Operations Finance of SCNA.

Mamdouh Ashour, age 64, has been a Group Vice President of the Company since October 1997 and President - Worldwide Diving since August 1996. He has been employed by the Company since 1973.

In December 2002, the Company announced the appointment of Jerry Perkins as the new Chief Operating Officer effective January 6, 2003. Mr. Perkins succeeds Patrick J. O'Brien, who accepted a position with S.C. Johnson & Son, Inc. as Executive Vice President - Europe & Africa Near East effective January 27, 2003. Mr. O'Brien will remain with the Company through January 24, 2003 to facilitate the transition.

There are no family relationships between the above executive officers.

ITEM 2. PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its facilities are well maintained and have capacity adequate to meet its current needs.

See Note 7 to the Consolidated Financial Statements for a discussion of lease obligations.

The Company's principal manufacturing (identified with an asterisk) and other locations are:

Albany, New Zealand (Watercraft)    Genoa, Italy* (Diving)
Antibes, France (Diving)            Grand Rapids, Michigan* (Watercraft)
Bad Sakingen, Germany (Diving)      Grayling, Michigan* (Watercraft)
Barcelona, Spain (Diving)           Greenville, South Carolina (Watercraft)
Basingstoke, Hampshire,             Hallwil, Switzerland* (Diving)
  England (Diving)                  Henggart, Switzerland (Diving)
Batam, Indonesia* (Diving)          Mankato, Minnesota* (Motors)
Binghamton, New York*               Mansonville, Quebec, Canada* (Watercraft)
  (Outdoor Equipment)               Miami, Florida* (Watercraft)
Burlington, Ontario, Canada         Napier, New Zealand (Watercraft)
  (Motors, Outdoor Equipment)       Old Town, Maine* (Watercraft)
Chatswood, Australia (Diving)       Tijuana, Mexico* (Motors, Diving)
Chi Wan, Hong Kong (Diving)         Tokyo (Kawasaki), Japan (Diving)
El Cajon, California (Diving)
Ferndale, Washington*
  (Watercraft)

The Company's corporate headquarters is located in Racine, Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

See Note 17 to the Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter of the year ended September 27, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Certain information with respect to this item is included in Notes 6, 10, 11 and 12 to the Consolidated Financial Statements. The Company's Class A common stock is traded on The Nasdaq Stock Market(R) under the symbol: JOUT. There is no public market for the Company's Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 1, 2002, the Company had 707 holders of record of its Class A common stock and 60 holders of record of its Class B common stock. The Company has never paid, and has no current intention to pay, a dividend on its common stock.

A summary of the high and low prices for the Company's Class A common stock during each quarter of the years ended September 27, 2002 and September 28, 2001 is as follows:

--------------------------------------------------------------------------------------------------------------------
                           First Quarter          Second Quarter            Third Quarter           Fourth Quarter
--------------------------------------------------------------------------------------------------------------------
                        2002        2001         2002       2001          2002       2001         2002        2001
--------------------------------------------------------------------------------------------------------------------
Stock prices:
    High               $9.04       $7.00       $10.49      $7.56        $20.20      $8.49       $17.32       $7.39
    Low                 6.21        4.75         7.47       5.50          9.90       5.90         9.83        5.98
    Last                7.95        5.88         9.85       6.13         16.83       6.74        10.90        6.47
--------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

A summary of the Company's operating results and key balance sheet data for each of the years in the five-year period ended September 27, 2002 is presented below. All periods have been restated to reflect the discontinuation of the Company's Fishing business.

-------------------------------------------------------------------------------------------------------------------------
                                                                                                             Year Ended
-------------------------------------------------------------------------------------------------------------------------
                                               September 27    September 28    September 29     October 1     October 2
(thousands, except per share data)                     2002            2001            2000          1999          1998
-------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS (1)
Net sales                                        $  342,532      $  345,637      $  354,889    $  310,198    $  274,005
Gross profit                                        141,054         138,781         144,574       125,774       110,789
Operating expenses (2)                              121,303         123,063         119,855       106,261        92,433
-------------------------------------------------------------------------------------------------------------------------
Operating profit                                     19,751          15,718          24,719        19,513        18,356
Interest expense                                      6,630           9,085           9,799         9,565         9,631
Other expense (income), net (3)                     (27,372)            543            (160)          (71)         (539)
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
    income taxes and before cumulative
    effect of change in accounting principle         40,493           6,090          15,080        10,019         9,264
Income tax expense                                   10,185           2,480           6,705         4,158         3,885
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
    cumulative effect of change in
    accounting principle                             30,308           3,610           8,375         5,861         5,379
Income (loss) from discontinued operations               --              --            (940)        1,161          (167)
Income (loss) on disposal of discontinued
    operations                                          495              --         (24,418)           --            --
Income (loss) from change in accounting
    principle                                       (22,876)          1,755              --            --            --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $    7,927      $    5,365      $  (16,983)   $    7,022    $    5,212
-------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
    Continuing operations                        $     3.69      $     0.44      $     1.03    $     0.72    $     0.66
    Discontinued operations                            0.06              --           (3.12)         0.15         (0.02)
    Effect of change in accounting principle          (2.79)           0.22             --             --            --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $     0.96      $     0.66      $    (2.09)   $     0.87    $     0.64
-------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
    Continuing operations                        $     3.59      $     0.44      $     1.03    $     0.72    $     0.66
    Discontinued operations                            0.06              --           (3.12)         0.15         (0.02)
    Effect of change in accounting principle          (2.71)           0.22             --             --            --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $     0.94      $     0.66      $    (2.09)   $     0.87    $     0.64
-------------------------------------------------------------------------------------------------------------------------
Diluted average common shares outstanding             8,430           8,170           8,130         8,108         8,114
-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA                                                                                                As of
-------------------------------------------------------------------------------------------------------------------------
Current assets (4)                               $  192,137      $  133,180      $  144,194    $  185,733    $  188,224
Total assets                                        271,285         244,913         257,971       299,025       292,380
Current liabilities (5)                              53,589          36,568          46,941        45,072        39,448
Long-term debt, less current maturities              80,195          84,550          45,857        72,744        81,508
Total debt                                           88,253          97,535         105,319       122,071       124,001
Shareholders' equity                                124,145         105,779         100,832       127,178       124,386
-------------------------------------------------------------------------------------------------------------------------

(1) All years include 52 weeks. 2002 includes ten months of the European Jack
Wolfskin business.
(2) Includes strategic charges of $1,707, $1,448, $2,369, $2,773 and $1,388 in
2002, 2001, 2000, 1999 and 1998, respectively.
(3) Includes gain on sale of subsidiary of $27,251 in 2002.
(4) Includes cash of $100,830 in 2002 and net assets of discontinued operations of $56,114 and $58,462 in 1999 and 1998, respectively.
(5) Excluding short-term debt and current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three years ended September 27, 2002. Unless otherwise noted, the discussion refers to continuing operations. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Results of Operations

Summary consolidated financial results from continuing operations are as follows:

--------------------------------------------------------------------------------------------------------------------
(millions, except per share data)                                         2002              2001             2000
--------------------------------------------------------------------------------------------------------------------
Net sales                                                               $342.5            $345.6           $354.9
Gross profit                                                             141.1             138.8            144.6
Operating expenses (1)                                                   121.3             123.1            119.9
Operating profit                                                          19.8              15.7             24.7
Interest expense                                                           6.6               9.1              9.8
Gain on sale of subsidiary                                                27.3                 -                -
Income from continuing operations before cumulative effect of
change in accounting principle                                            30.3               3.6              8.4
Diluted earnings per common share from continuing operations before cumulative effect of change in accounting
    principle (2)                                                         3.59              0.44             1.03
--------------------------------------------------------------------------------------------------------------------

(1) Includes strategic charges of $1.7 million, $1.4 million and $2.4 million in 2002, 2001 and 2000, respectively.
(2) In 2002, the after tax gain on sale of subsidiary was $2.65 per diluted share.

2002 vs 2001

                                    Net Sales

Net sales totaled $342.5 million in 2002 compared to $345.6 million in 2001, a decrease of 0.9%. Sales as measured in United States (U.S.) dollars were positively impacted by the effects of foreign currencies relative to the U.S. dollar in comparison to 2001. Excluding the effects of foreign currency movements, sales decreased 1.5% when compared with 2001. Sales were also impacted by the sale of the Jack Wolfskin business. In 2002, Jack Wolfskin sales, which contain ten months of the European Jack Wolfskin business, were $44.9 million compared to a full year in 2001 of $47.2 million. With the continued soft economy both in the U.S. and abroad, the Company saw marginal growth or even contraction in most of its markets. The Company, however, was able to maintain or increase its share in those markets. Sales were positively impacted in the Motors business from growth in this category, strong sales from new products and a recovery in the OEM market, while in the Diving business the market continued to be negatively impacted by a sluggish travel industry.

Outdoor Equipment business sales decreased 7.4% from 2001 levels. Excluding the results of the Jack Wolfskin business, sales decreased 9.2% from 2001. The Outdoor Equipment business benefited from sales in its military tent business, which increased 2.1% over 2001, while the commercial and consumer businesses had double digit declines. The consumer tent business is experiencing competition from the low-price mass market and private label segment of the category. Diving sales were down 9.8% from 2001, primarily related to declines in the travel industry. Declines were broad-based as all Diving operating companies in the U.S. and Europe were down versus prior year. The Motors business was very strong, with a sales increase of $16.4 million (25.0%) versus the prior year primarily due to market share gains related to strong new product sales and recovery in the OEM markets. The Watercraft business experienced continued soft markets with sales down 3% from a year ago. Sales were also impacted by transition issues related to the integration of the Necky/Ocean Kayak operations.

                                Operating Results

The Company recognized an operating profit of $19.8 million in 2002 compared to an operating profit of $15.7 million in 2001. Gross profit margins increased to 41.2% in 2002 from 40.2% in 2001, as improvements in the Motors and Outdoor Equipment businesses were partially offset by declines in the Watercraft and Diving businesses. Lower sales volume for 2002 negatively impacted gross margins in Diving and Watercraft due to unfavorable manufacturing labor and overhead variances.

Operating expenses, excluding strategic charges, totaled $119.6 million, or 34.9% of sales, in 2002 compared to $121.6 million, or 35.2% of sales, in 2001. Amortization of acquisition costs were $0.4 million in 2002, compared to $5.3 million in 2001. This decline is the result of the adoption of Financial Accounting Standard Board No. 142, Goodwill and Other Intangibles (SFAS 142), during 2002 and a writedown of goodwill of $2.5 million related to the Company's Airguide brand during 2001. The adoption of SFAS 142 ceased the amortization of goodwill, which resulted in a decrease in operating expenses of approximately $2.4 million in 2002.

The Outdoor Equipment business operating profit decreased by $0.1 million, or 1.1%, to $11.9 million in 2002 compared to $12.0 million in 2001. Excluding the results of the Jack Wolfskin business, operating profit was flat versus 2001. The Outdoor Equipment business benefited from strength in military tents, offset by softness in the consumer and commercial tent businesses. The Diving business saw operating profit decline by $1.1 million in 2002, in line with the sales decline. Declines in gross profit due to lower sales volume were partially offset by reductions in operating expenses resulting in an operating profit margin equal to 2001 at 14.5% of sales. The Motors business had operating profits of $8.2 million in 2002 compared to $0.2 million in 2001. The increase was driven by improved gross profit related to production efficiencies from higher volume, cost savings and improved pricing yield resulting from favorable changes in product mix and the impact of new products. In addition, 2001 contained a $2.5 million write-down of goodwill related to the Company's Airguide brand.

The Watercraft business had a decline in operating profit in 2002 to $1.2 million from operating profits of $1.3 million in 2001. Declines in gross profit related to lower volume and operating company integration issues were nearly offset by reductions in operating expenses. The decline reveals some successes in recent restructuring and cost savings measures implemented in the business over the past year. However, operating profit levels remain significantly lower than 2000 as the Company continues to work on the trailing affects of significant growth, over-capacity and the impacts of too much complexity in this segment of our business. The Company believes the issues related to Watercraft can and are being fixed, as evidenced by the progress made by Leisure Life, which had operating profit improvement of $2.0 million over 2001, turning an operating loss into a modest profit. Improving the Watercraft business is a top priority. While there remains work to do, the list of challenges is shorter and less complex than is has been in the past. The Company will continue to investigate synergistic opportunities in this business over the next year.

The Company recognized strategic charges totaling $1.7 million in 2002, versus $1.4 million in 2001. In 2002, the Company incurred strategic charges of $0.5 million primarily to increase reserves for doubtful accounts receivable and excess inventory related to the North American Jack Wolfskin business. The balance of the 2002 strategic charges were related to the closure and relocation of two manufacturing facilities in the Watercraft business announced at the end of 2001. The Company does not anticipate incurring additional strategic charges related to these actions. In 2001, the Company incurred strategic charges of $1.4 million from severance, moving and other costs related to the closure and relocation of a Watercraft manufacturing facility.

                            Other Income and Expenses

Interest expense decreased $2.5 million in 2002, reflecting a decline in interest rates from prior year levels and a reduction in working capital needs versus 2001 levels. Interest income increased $0.4 million to $1.0 million in 2002 from $0.5 million in 2001 due to improved cash flow and proceeds from the sale of the Jack Wolfskin business. In 2002, the Company recorded a pretax gain from the sale of the Jack Wolfskin business of $27.3 million.

                       Results from Continuing Operations

The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $30.3 million in 2002 or $3.59 per diluted share, compared to $3.6 million in 2001 or $0.44 per diluted share. Included in 2002 income from continuing operations before cumulative effect of change in accounting principle was a gain on the sale of the Jack Wolfskin business of $22.4 million, after tax, or $2.65 per diluted share. The Company recorded income tax expense of $10.2 million in 2002, an effective tax rate of 25.2%. The decline in the effective tax rate (from 40.7% in 2001) is mainly due to favorable tax treatment on the sale of the Jack Wolfskin business. Excluding the impact on the effective tax rate from the sale transaction, the Company's effective tax rate declined approximately 1.4% due to changes in the mix of earnings from jurisdictions with higher tax rates to those with lower tax rates.

                             Discontinued Operations

In March 2002, the Company recognized a gain from the disposal of discontinued operations of $0.5 million, net of tax, related to the final accounting on the sale of the Fishing business, which was sold in March of 2000.

                         Change in Accounting Principles

Effective September 29, 2001, the Company adopted SFAS 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill. If SFAS 142 had been in effect for the prior periods presented, the Company's income from continuing operations before cumulative effect of change in accounting principle would have been $6.0 million or $0.73 per diluted share for the year ended September 28, 2001 and $10.6 million or $1.31 per diluted share for the year ended September 29, 2000.

As required under SFAS 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill totaling $22.9 million, net of tax ($2.71 per diluted share) and has been reflected as a change in accounting principle. The write off is associated with the Watercraft ($12.9 million) and Diving ($10.0 million) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

The adoption of SFAS 133 resulted in a cumulative effect of change in accounting principle after tax gain of $1.8 million in 2001.

                                   Net Income

The Company recognized net income of $7.9 million in 2002, or $0.94 per diluted share, compared to net income of $5.4 million in 2001, or $0.66 per diluted share.

2001 vs 2000

                                    Net Sales

Net sales totaled $345.6 million in 2001 compared to $354.9 million in 2000, a decrease of 3%. Sales as measured in U.S. dollars were impacted by the effects of foreign currencies relative to the U.S. dollar in comparison to 2000. Excluding the effects of foreign currency movements, sales were nearly flat when compared with 2000. The flat trend in sales was a result of a soft economy both in the U.S. and abroad. Sales were impacted by customer bankruptcies in both the Motors and Diving businesses. The Company believes these bankruptcies impacted sales in 2001 by approximately $4.8 million. As a result of the soft economy, we saw marginal growth or even contraction in the markets of our businesses. However, market data indicated that the Company gained market share in nearly all of our businesses.

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

                                Operating Results

The Company recognized an operating profit of $15.7 million in 2001 compared to an operating profit of $24.7 million in 2000. Gross profit margins decreased from 40.7% in 2000 to 40.2% in 2001, as improvements in the Diving and Outdoor Equipment businesses were more than offset by declines in the Watercraft and Motors businesses. Shortfalls in sales volume for 2001 negatively impacted gross profits by $3.4 million due to unfavorable manufacturing labor and overhead variances, primarily in the Watercraft business, and to a lesser extent, the Motors business.

Operating expenses, excluding strategic charges, totaled $121.6 million, or 35.2% of sales, in 2001 compared to $117.5, or 33.1% of sales in 2000. Amortization of acquisition costs were $5.3 million in 2001, which included a $2.5 million write-down for impaired goodwill related to the Airguide brand in the Motors business, compared to $3.0 million in 2000. Bad debt expense related to the previously mentioned customer bankruptcies added approximately $0.9 million to operating expenses in 2001.

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

The Watercraft business was impacted by several issues, resulting in a decline in operating profits in 2001 to $1.3 million from operating profits of $10.3 million in 2000. The business experienced the trailing affects of significant growth, over-capacity and the impacts of too much complexity in this segment of our business. In addition to the gross profit issues described above, operating expenses grew by $3.1 million, or 11% from 2000 levels due to investment in infrastructure to support the previous significant growth of the business and additional costs supporting the complex structure of the business. The Company believes the issues related to Watercraft can and are being fixed, as evidenced by the closure and relocation of two manufacturing facilities in 2001. The Company streamlined U.S. East coast distribution from five warehouses down to one and hired both a new general manager and operations manager at our Old Town Canoe business, to drive improved results from this important operation in the Watercraft business. The Company will continue to investigate synergistic opportunities in this business over the next year.

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

The adoption of SFAS 133 resulted in a cumulative effect of change in accounting principle after tax gain of $1.8 million in 2001.

                                Net Income (Loss)

The Company recognized net income of $5.4 million in 2001, or $0.66 per diluted share, compared to a net loss of $17.0 million in 2000, or $2.09 per diluted share.

Results Adjusted for Sale of Subsidiary

The following tables show the adjusted results of the Company's continuing businesses excluding the gain on the sale, the North America exit costs and the operating results of the Jack Wolfskin subsidiaries.

Adjusted Results of Continuing Businesses:

----------------------------------------------------------------------------------------------
                                                             2002           2001          2000

----------------------------------------------------------------------------------------------
Net sales                                                $295,718       $295,987      $309,724
Gross profit                                              122,687        119,736       124,988
Operating profit                                           14,822         10,621        19,607
Income from continuing businesses before cumulative
    effect of change in accounting principle                5,563            798         5,245
Diluted EPS - Continuing businesses                      $   0.66       $   0.10      $   0.65
----------------------------------------------------------------------------------------------

Reconciliation of Adjusted Earnings per Diluted Share:

---------------------------------------------------------------------------------------------
                                                             2002           2001        2000
---------------------------------------------------------------------------------------------
Income from continuing operations
    (according to GAAP)                                  $   3.59       $   0.44     $  1.03
Add back (subtract):
Gain on sale of Jack Wolfskin                               (2.65)             -           -
Closing cost for North American Jack Wolfskin
    operations                                               0.05              -           -
Jack Wolfskin operating results                             (0.33)         (0.34)      (0.38)
---------------------------------------------------------------------------------------------
Adjusted income from continuing businesses               $   0.66       $   0.10     $  0.65
---------------------------------------------------------------------------------------------

Financial Condition

The following discusses changes in the Company's liquidity and capital resources.

                                   Operations

The following table sets forth the Company's working capital position related to continuing operations at the end of each of the past three years:

---------------------------------------------------------------------------
(millions)                       2002            2001               2000
---------------------------------------------------------------------------
Current assets (1)            $ 192.1         $ 133.2            $ 144.2
Current liabilities (2)          53.6            36.6               46.9
---------------------------------------------------------------------------
Working capital (2)           $ 138.5         $  96.6            $  97.3
---------------------------------------------------------------------------
Current ratio (2)               3.6:1           3.6:1              3.1:1
---------------------------------------------------------------------------

(1) 2002 includes cash of $100.8 million; 2000 excludes net assets of discontinued operations.
(2)  Excludes short-term debt and current maturities of long-term debt.

Cash flows provided by operations totaled $33.8 million in 2002, $15.5 million in 2001 and $9.8 million in 2000. The Company's improved profitability and working capital management, contributed to the positive cash flows in 2002. Increases in accounts payable and other accrued liabilities of $15.2 million and declines in inventory of $4.8 million contributed to the overall positive cash flows provided by operations in 2002. The changes in 2002 are exclusive of changes resulting from the disposal of the Jack Wolfskin business. Profitability and decreases in accounts receivable of $6.8 million, contributed to the positive cash flows in 2001. Decreases in accounts payable and other accrued liabilities of $11.4 million reduced the overall positive cash flows provided by operations in 2001. Growth in accounts receivable and inventories of $10.7 million and $8.4 million, respectively, reduced the overall positive cash flows provided by operations in 2000 from profitability and increases in accounts payable and other accrued liabilities.

Depreciation and amortization charges were $9.1 million in 2002, $13.5 million in 2001 and $12.5 million in 2000. The adoption of SFAS 142, which ceased the amortization of goodwill, as well as reduced capital spending accounted for the decrease in 2002 from 2001. Amortization of intangible assets from the Company's acquisitions and increased depreciation from capital spending accounted for the increase from 2000 to 2001. The Company recorded a charge for impairment of goodwill of $2.5 million in 2001.

                              Investing Activities

Cash flows provided by (used for) investing activities were $56.8 million, ($9.6) million and $20.0 million in 2002, 2001 and 2000, respectively. Proceeds from the sale of the Jack Wolfskin business contributed $59.3 million to the Company's investing activities, while proceeds from the sale of the Company's former headquarters facility contributed $5.0 million. Expenditures for property, plant and equipment were ($7.7) million in 2002, ($9.8) million in 2001 and ($14.1) million in 2000. The Company's recurring investments are primarily related to tooling for new products, facilities and information systems improvements. In 2003, capital expenditures are anticipated to be consistent with 2001 levels. These expenditures are expected to be funded by working capital or existing credit facilities.

The Company received $33.1 million in proceeds from the sale of its Fishing business in 2000, which contributed to the cash flows provided by investing activities for that year. These proceeds were used to reduce both short-term and long-term debt. The Company paid, net of cash acquired, $0.6 million for two small businesses acquired in 2001 and $0.9 million for one business acquired in 2000.

                              Financing Activities

The following table sets forth the Company's debt and capital structure at the end of the past three years:

--------------------------------------------------------------------------------
(millions)                                  2002            2001         2000
--------------------------------------------------------------------------------
Current debt                             $   8.0         $  13.0      $  59.5
Long-term debt                              80.2            84.5         45.8
--------------------------------------------------------------------------------
Total debt                                  88.2            97.5        105.3
Shareholders' equity                       124.1           105.8        100.8
--------------------------------------------------------------------------------
Total capitalization                     $ 212.3         $ 203.3      $ 206.1
--------------------------------------------------------------------------------
Total debt to total capitalization          41.5%           48.0%        51.1%
--------------------------------------------------------------------------------

Cash flows used for financing activities totaled $8.4 million in 2002, $7.9 million in 2001 and $12.5 million in 2000. In December 2001 the Company consummated a private placement of long-term debt totaling $50.0 million. Cash provided by the private placement debt was used to pay down short-term debt of $48.4 million in 2002. Payments on long-term debt were $11.6 million, $6.8 million and $22.0 million, in 2002, 2001 and 2000, respectively. Included in 2000 was $15.1 million in payments from the proceeds of the sales of the Fishing business.

At September 27, 2002, the Company had available unused credit facilities in excess of $77.0 million, which is believed to be adequate for its needs for the foreseeable future.

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

                               Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euro dollars, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease, accordingly. The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies.

                                 Interest Rates

The Company's debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company's primary exposure is to U.S. interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs.

                                   Commodities

Certain components used in the Company's products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.

                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are foreign exchange forwards, currency swaps and fixed rate debt. Certain instruments are included in both categories of risk exposure calculated below. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rate market risk sensitive instruments outstanding at September 27, 2002:

-----------------------------------------------------------------------------
                                                        Estimated Impact on
-----------------------------------------------------------------------------
                                                     Earnings Before Income
(millions)                            Fair Value                      Taxes
-----------------------------------------------------------------------------
Foreign exchange rate instruments              -                          -
Interest rate instruments                   $2.3                       $0.9
-----------------------------------------------------------------------------

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

Critical Accounting Policies and Estimates

The Company's management discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and other post-retirement benefits, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts
The Company recognizes revenue when title and risk of ownership have passed to the buyer. Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a favorable or unfavorable effect on reserve balances required.

Inventories
The Company values inventory at the lower of cost (determined using the first-in first-out method) or market. Management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than can be used to meet future needs. Inventory reserves are estimated at the individual operating companies using standard quantitative measures based on criteria established by the Company. The Company also considers current forecast plans, as well as, market and industry conditions in establishing reserve levels. Though the Company considers these balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on reserve balances required.

Deferred Taxes
The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Goodwill and Intangible Impairment
In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On September 28, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. As a result of this analysis, the Company recorded a goodwill impairment charge of $22.9 million, net of tax, in the second quarter of fiscal 2002.

Warranties
The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of costs to service its warranty obligations is based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections (SFAS 145). SFAS 145 clarifies updates and simplifies existing accounting pronouncements related to gains and losses on extinguishments of debt and lease modifications, among other items. There are not expected to be any financial implications related to the adoption of SFAS 145, and the guidance will be applied on a prospective basis. The Company is required to adopt SFAS 145 in the first quarter of fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company does not anticipate a significant impact on its results of operations from adopting SFAS 146. The Company is required to adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included on pages F-1 to F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item, except for certain information on executive officers (which appears at the end of Part I of this report) is included in the Company's Proxy Statement for its February 19, 2003 Annual Meeting of Shareholders, which is incorporated herein by reference, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," provided, however, that the subsection entitled "Election of Directors - Audit Committee Report" shall not be deemed to be incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is included in the Company's Proxy Statement for its February 19, 2003 Annual Meeting of Shareholders, which is incorporated herein by reference, under the headings "Election of Directors - Compensation of Directors" and "Executive Compensation;" provided, however, that the subsection entitled "Executive Compensation - Compensation Committee Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to Item 403 of Regulation S-K is included in the Company's Proxy Statement for its February 19, 2003 Annual Meeting of Shareholders, which is incorporated herein by reference, under the heading "Stock Ownership of Management and Others."

Information with respect to Item 201(d) of Regulation S-K as of September 27, 2002 is as follows.

Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------------------
                                                                                         Number of shares remaining
                                                                                               available for future
                                                                                              issuance under equity
                                    Number of shares to be           Weighted average            compensation plans
                                   issued upon exercise of          exercise price of   (excluding shares reflected
                                       outstanding options        outstanding options                  in Column A)
-------------------------------------------------------------------------------------------------------------------
                                             A                          B                           C
-------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
    approved by
    shareholders                                 1,064,019                      $9.06                    136,602(1)
Equity Compensation Plans not
    approved by shareholders
                                                         -                          -                          -
-------------------------------------------------------------------------------------------------------------------


(1) All of the available shares under the 1994 Non-Employee Director Stock Ownership Plan (44,432) and under the 2000 Long-Term Stock Incentive Plan (92,170) may be issued upon the exercise of stock options or granted as restricted stock, and, in the case of the 2000 Long-Term Stock Incentive Plan, as share units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is included in the Company's Proxy Statement for its February 19, 2003 Annual Meeting of Shareholders, which is incorporated herein by reference, under the heading "Certain Transactions."



                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a) Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Form 10-K:

Financial Statements

Included in Item 8 of Part II of this Form 10-K are the following
 Reports of Independent Auditors
Consolidated Balance Sheets - September 27, 2002 and September 28, 2001 Consolidated Statements of Operations - Years ended September 27, 2002,
 September 28, 2001 and September 29, 2000
Consolidated Statements of Shareholders' Equity - Years ended September 27,
 2002, September 28, 2001 and September 29, 2000

Consolidated Statements of Cash Flows - Years ended September 27, 2002,
 September 28, 2001 and September 29, 2000
Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules are omitted because they are not applicable, are not required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Exhibits

See Exhibit Index.

Reports on Form 8-K

On September 13, 2002, the Company filed a Current Report on Form 8-K dated September 9, 2002 to reflect (under Item 2 of Form 8-K) the Company's disposition of its Jack Wolfskin business to an affiliate of Bain Capital Fund VII-E (UK), Limited Partnership pursuant to a Share Purchase and Transfer Agreement, dated as of August 28, 2002. The report included (under Item 7 of Form 8-K) the following financial statements: Unaudited Pro Forma Condensed Consolidated Balance Sheet at June 28, 2002 and Pro Forma Condensed Consolidated Statements of Operations for the year ended September 28, 2001 and the nine months ended June 28, 2002.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 16th day of December 2002.



                                       JOHNSON OUTDOORS INC.

                                       (Registrant)

                                       By  /s/ Helen P. Johnson-Leipold
                                           -------------------------------------
                                           Helen P. Johnson-Leipold
                                           Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 16th day of December 2002.



 /s/ Helen P. Johnson-Leipold
----------------------------------        Chairman and Chief Executive Officer
  (Helen P. Johnson-Leipold)                          and Director
                                             (Principal Executive Officer)

    /s/ Thomas F. Pyle, Jr.
----------------------------------             Vice Chairman of the Board
     (Thomas F. Pyle, Jr.)                            and Director

     /s/ Samuel C. Johnson                              Director
----------------------------------
      (Samuel C. Johnson)

     /s/ Gregory E. Lawton                              Director
----------------------------------
      (Gregory E. Lawton)

      /s/ Terry E. London                               Director
----------------------------------
       (Terry E. London)

    /s/ John M. Fahey, Jr.                              Director
----------------------------------
     (John M. Fahey, Jr.)

      /s/ Paul A. Lehmann
----------------------------------   Vice President and Chief Financial Officer
       (Paul A. Lehmann)            (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS



I, Helen P. Johnson-Leipold, certify that:

1)   I have reviewed this Annual Report on Form 10-K of Johnson Outdoors Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 26, 2002                /s/ Helen P. Johnson-Leipold
      --------------------------       ------------------------------------
                                       Helen P. Johnson-Leipold
                                       Chairman and Chief Executive Officer

I, Paul A. Lehmann, certify that:

1)   I have reviewed this Annual Report on Form 10-K of Johnson Outdoors Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 26, 2002               /s/ Paul A. Lehmann
      ---------------------------     ------------------------------------------
                                      Paul A. Lehmann
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit   Title
--------------------------------------------------------------------------------

3.1       Articles of Incorporation of the Company as amended through     *
          February 17, 2000. (Filed as Exhibit 3.1(a) to the Company's
          Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

3.2(a) Bylaws of the Company as amended through December 16, 2002 3.2(b) Amendment to Bylaws of the Company dated as of December 16, 2002

3.2(b) Amendment to Bylaws of the Company dated as of December 16, 2002

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

4.6       Fifth Amendment dated December 13, 2001 to Note Agreement       *
          dated October 1, 1995. (Filed as Exhibit 4.6 to the
          Company's Form 10-K for the year ended September 28, 2001 and incorporated herein by reference.)

4.7 Consent and Amendment dated of September 6, 2002 to Note Agreement dated October 1, 1995.

4.8       Note Agreement dated as of September 15, 1997. (Filed as        *
          Exhibit 4.15 to the Company's Form 10-K for the year ended October 3, 1997 and incorporated herein by reference.)

4.9       First Amendment dated January 10, 2000 to Note Agreement        *
          dated September 15, 1997. (Filed as Exhibit 4.10 to the
          Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

4.10      Second Amendment dated December 13, 2001 to Note Agreement      *
          dated September 15, 1997. (Filed as Exhibit 4.9 to the
          Company's Form 10-K for the year ended September 28, 2001 and incorporated herein by reference.)

4.11 Consent and Amendment dated as of September 6, 2002 to Note Agreement dated September 15, 1997.

4.12      3-Year Revolving Credit Agreement dated as of August 31,        *
          2001. (Filed as Exhibit 4.10 to the Company's Form 10-K for the year ended September 28, 2001 and incorporated herein by reference.)

4.13      Amendment No. 1 to 3-Year Revolving Credit Agreement dated      *
          as of December 18, 2001. (Filed as Exhibit 4.11 to the
          Company's Form 10-K for the year ended September 28, 2001 and incorporated herein by reference.)

4.14      Note Agreement dated as of December 13, 2001. (Filed as         *
          Exhibit 4.12 to the Company's Form 10-K for the year ended September 28, 2001 and incorporated herein by reference.)

4.15 Consent and Amendment dated as of September 6, 2002 to Note Agreement dated as of December 13, 2001.

9         Johnson Outdoors Inc. Class B common stock Voting Trust         *
          Agreement, dated December 30, 1993 (Filed as Exhibit 9 to the Company's Form 10-Q for the quarter ended December
          31, 1993 and incorporated herein by reference.)

Exhibit   Title
--------------------------------------------------------------------------------
10.1      Stock Purchase Agreement, dated as of January 12, 2000, by      *
          and between Johnson Outdoors Inc. and Berkley Inc.
          (Filed as Exhibit 2.1 to the Company's Form 8-K dated March
          31, 2000 and incorporated herein by reference.)

10.2      Amendment to Stock Purchase Agreement, dated as of February     *
          28, 2000, by and between Johnson Outdoors Inc. and
          Berkley Inc. (Filed as Exhibit 2.2 to the Company's Form 8-K dated March 31, 2000 and incorporated herein by reference.)

10.3+     Johnson Outdoors Inc. Amended and Restated 1986 Stock Option    *
          Plan. (Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended July 2, 1993 and incorporated herein by reference.)

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

10.6+     Form of Restricted Stock Agreement. (Filed as Exhibit 10.8      *
          to the Company's Form S-1 Registration Statement No.
          33-23299 and incorporated herein by reference.)

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

10.10     Consulting and administrative agreements with S. C. Johnson     *
          & Son, Inc. (Filed as Exhibit 10.12 to the Company's
          Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

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

10.15+    Share Purchase and Transfer Agreement, dated as of
          August 28, 2002, by and between, among others, Johnson Outdoors Inc. and an affiliate of Bain Capital Fund VII-E
          (UK), Limited Partnership. (Filed as Exhibit 2.1 to the Company's Form 8-K dated September 9, 2002 and incorporated herein by reference.)

11        Statement regarding computation of per share earnings.          *
          (Note 15 to the Consolidated Financial Statements of the Company's 2001 Form 10-K is incorporated herein by reference.)

21 Subsidiaries of the Company as of September 27, 2002. 23.1 Consent of Ernst & Young LLP.

23.1      Consent of Ernst & Young LLP

23.2      Consent of KPMG LLP.

Exhibit   Title
--------------------------------------------------------------------------------
99.1      Definitive Proxy Statement for the 2003 Annual Meeting of       *
          Shareholders. Except to the extent specifically incorporated herein by reference, the Proxy Statement for the 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K. The Proxy Statement for the 2003
          Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under regulation 14A within 120 days after the end of the Company's fiscal year.

99.2      Certification of Chairman and CEO pursuant to 18
          U.S.C.ss.1350

99.3      Certification of Vice President and CFO pursuant to 18
          U.S.C.ss.1350

-----------------
*    Incorporated herein by reference.
+    A management contract or compensatory plan or arrangement.

                        Consolidated Financial Statements



                             Table of Contents                    Page
----------------------------------------------------------    -----------


Report of Management                                              F-1

Reports of Independent Auditors                                   F-1

Consolidated Balance Sheets                                       F-4

Consolidated Statements of Operations                             F-5

Consolidated Statements of Shareholders' Equity                   F-6

Consolidated Statements of Cash Flows                             F-7

Notes to Consolidated Financial Statements                        F-8

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


Helen P. Johnson-Leipold                   Paul A. Lehmann
Chairman and Chief Executive               Vice President and Chief Financial
 Officer                                    Officer




REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the accompanying consolidated balance sheet of Johnson Outdoors Inc. and subsidiaries as of September 27, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Johnson Outdoors Inc. as of September 28, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated November 8, 2001, except for Notes 5 and 17 as to which the date is December 21, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Johnson Outdoors Inc. and subsidiaries as of September 27, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Johnson Outdoors Inc. as of September 28, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of September 29, 2001. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As explained in Note 1 to the consolidated financial statements, effective September 29, 2001, the Company changed its method of accounting for goodwill and other intangible assets.



Ernst & Young LLP
Milwaukee, Wisconsin
November 8, 2002

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended September 28, 2001. This opinion has not been reissued by Arthur Andersen LLP.

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


Arthur Andersen LLP
Milwaukee, Wisconsin
November 8, 2001, except for Notes 5 and 17, as to which the date is December 21, 2001.



INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the consolidated statements of operations, shareholders' equity, and cash flows for the year ended September 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Johnson Outdoors Inc. and subsidiaries and their cash flows for the year ended September 29, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Milwaukee, Wisconsin
November 6, 2000

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------
                                                                   September 27         September 28
(thousands, except share data)                                             2002                 2001
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and temporary cash investments                              $ 100,830            $  16,069
     Accounts receivable less allowance for doubtful
        accounts of $4,028 and $3,739, respectively                      39,972               45,585
     Inventories                                                         42,231               61,700
     Deferred income taxes                                                5,083                5,269
     Other current assets                                                 4,021                4,557
-------------------------------------------------------------------------------------------------------
Total current assets                                                    192,137              133,180
Property, plant and equipment, net                                       29,611               35,879
Deferred income taxes                                                    19,588               19,577
Intangible assets, net                                                   27,139               55,288
Other assets                                                              2,810                  989
-------------------------------------------------------------------------------------------------------
Total assets                                                          $ 271,285            $ 244,913
-------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt          $   8,058            $  12,985
    Accounts payable                                                     13,589               12,157
    Accrued liabilities:
        Salaries and wages                                                9,428                5,968
        Income taxes                                                      6,567                1,206
        Other                                                            24,005               17,237
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                61,647               49,553
Long-term debt, less current maturities                                  80,195               84,550
Other liabilities                                                         5,298                5,031
-------------------------------------------------------------------------------------------------------
Total liabilities                                                       147,140              139,134
-------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                             --                   --
    Common stock:
        Class A shares issued:
           September 27, 2002, 7,112,155;
           September 28, 2001, 6,946,012                                    355                  347
        Class B shares issued (convertible into Class A shares):
           September 27, 2002, 1,222,729;
           September 28, 2001, 1,222,729                                     61                   61
    Capital in excess of par value                                       47,583               44,411
    Retained earnings                                                    88,089               80,162
    Deferred compensation                                                   (22)                 (44)
    Accumulated other comprehensive loss                                (11,921)             (19,158)
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                              124,145              105,779
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                            $ 271,285            $ 244,913
-------------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                                                       Year Ended
--------------------------------------------------------------------------------------------------------------------
                                                              September 27        September 28       September 29
(thousands, except per share data)                                    2002                2001               2000
--------------------------------------------------------------------------------------------------------------------
Net sales                                                        $ 342,532           $ 345,637          $ 354,889
Cost of sales                                                      201,478             206,856            210,315
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                       141,054             138,781            144,574
--------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                           78,224              78,192             75,446
    Administrative management, finance and information
        systems                                                     31,929              29,138             28,442
    Research and development                                         6,729               7,565              7,854
    Amortization of acquisition costs                                  374               5,288              2,951
    Profit sharing                                                   2,340               1,432              2,793
    Strategic charges                                                1,707               1,448              2,369
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                           121,303             123,063            119,855
--------------------------------------------------------------------------------------------------------------------
Operating profit                                                    19,751              15,718             24,719
Interest income                                                       (968)               (548)              (421)
Interest expense                                                     6,630               9,085              9,799
Gain on sale of subsidiary                                         (27,251)                  -                  -
Other expense, net                                                     847               1,091                261
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and
    cumulative effect of change in accounting principle             40,493               6,090             15,080
Income tax expense                                                  10,185               2,480              6,705
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative
    effect of change in accounting principle                        30,308               3,610              8,375
Loss from discontinued operations, net of income tax
    benefit of $563                                                     --                  --               (940)
Income (loss) from disposal of discontinued operations,
    net of income tax expense (benefit) of $255 and
    $(1,840) for 2002 and 2000, respectively                           495                  --            (24,418)
Income (loss) from effect of change in accounting
    principle, net of income tax expense (benefit) of
    $(2,200) and $845 for 2002 and 2001, respectively              (22,876)              1,755                 --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $   7,927           $   5,365          $ (16,983)
--------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
    Continuing operations                                        $    3.69           $    0.44          $    1.03
    Discontinued operations                                           0.06                  --              (3.12)
    Net effect of change in accounting principle                     (2.79)               0.22                 --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $    0.96           $    0.66          $   (2.09)
--------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
    Continuing operations                                        $    3.59           $    0.44          $    1.03
    Discontinued operations                                           0.06                  --              (3.12)
    Net effect of change in accounting principle                     (2.71)               0.22                 --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $    0.94           $    0.66          $   (2.09)
--------------------------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------   -----------------
                                                                                      Accumulated
                                           Capital in                                       Other
                                  Common    Excess of   Retained      Deferred      Comprehensive    Treasury       Comprehensive
(thousands)                        Stock    Par Value   Earnings  Compensation               Loss       Stock       Income (Loss)
-------------------------------------------------------------------------------------------------------------   -----------------
BALANCE AT OCTOBER 1, 1999           $406     $44,205   $ 91,832       $ (134)           $(9,049)       $(82)
Net loss                               --          --    (16,983)          --                 --          --          $  (16,983)
Issuance of restricted stock           --          19         --          (19)                --          --                  --
Issuance of stock under employee
    stock purchase plan                 1          67        (52)          --                 --          82                  --
Amortization of deferred
    compensation                       --          --         --           76                 --          --                  --
Translation adjustment                 --          --         --           --            (10,346)         --             (10,346)
Translation adjustment recognized
    in net loss on sale of Fishing
    business                           --          --         --           --                809          --                  --
-------------------------------------------------------------------------------------------------------------   -----------------
BALANCE AT SEPTEMBER 29, 2000         407      44,291     74,797          (77)           (18,586)         --          $  (27,329)
                                                                                                                -----------------
Net income                             --          --      5,365           --                 --          --          $    5,365
Issuance of restricted stock           --          50         --          (50)                --          --                  --
Issuance of stock under employee
    stock purchase plan                 1          70         --           --                 --          --                  --
Amortization of deferred
    compensation                       --          --         --           83                 --          --                  --
Translation adjustment                 --          --         --           --              2,402          --               2,402
Translation adjustment recognized
    in the cumulative effect of
    change in accounting principle     --          --         --           --             (2,974)         --                  --
-------------------------------------------------------------------------------------------------------------   -----------------
BALANCE AT SEPTEMBER 28, 2001          408     44,411     80,162          (44)           (19,158)         --          $    7,767
                                                                                                                -----------------
Net income                             --          --      7,927           --                 --          --          $    7,927
Issuance of restricted stock           --          60         --          (60)                --          --                  --
Exercise of stock options               7       1,735         --           --                 --          --                  --
Issuance of stock under employee
    stock purchase plan                 1          75         --           --                 --          --                  --
Amortization of deferred
    compensation                       --          --         --           82                 --          --                  --
Translation adjustment                 --          --         --           --              4,378          --               4,378
Translation adjustment recognized
    in the gain on sale of Jack
    Wolfskin subsidiary                --          --         --           --              3,057          --                  --
Additional minimum pension
    liability                          --          --         --           --               (198)         --                (198)
Building gain                          --       1,302         --           --                 --          --                  --
-------------------------------------------------------------------------------------------------------------   -----------------
BALANCE AT SEPTEMBER 27, 2002         $416    $47,583    $88,089         $(22)          $(11,921)        $--          $   12,107
---------------------------------------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
                                                                                                     Year Ended
------------------------------------------------------------------------------------------------------------------
                                                                September 27      September 28     September 29
(thousands)                                                             2002              2001             2000
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income (loss)                                                  $   7,927         $   5,365        $ (16,983)
Less income (loss) from discontinued operations                          495                --          (25,358)
Less income (loss) from cumulative effect of change in
    accounting principle                                             (22,876)            1,755                --
------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative effect
    of change in accounting principle                                 30,308             3,610            8,375
Adjustments to reconcile income from continuing operations
    before cumulative effect of change in accounting
    principle to net cash provided by operating
    activities of continuing operations:
        Depreciation and amortization                                  9,096            13,516           12,523
        Provision for doubtful accounts receivable                     1,937             2,460            1,812
        Provision for inventory reserves                               1,798             1,529              853
        Deferred income taxes                                          4,026            (2,922)            (374)
        Gain on sale of subsidiary                                   (27,251)               --               --
        Impairment of goodwill                                            --             2,526               --
Change in assets and liabilities, net of effect of businesses acquired or sold:
        Accounts receivable                                           (4,488)            6,780          (10,728)
        Inventories                                                    4,821               124           (8,358)
        Accounts payable and accrued liabilities                      15,218           (11,391)           3,910
        Other, net                                                    (1,661)             (760)           1,738
------------------------------------------------------------------------------------------------------------------
                                                                      33,804            15,472            9,751
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of business, net of cash                           59,295                --           33,126
Payments for purchase of businesses, net of cash acquired                 --              (573)            (864)
Net additions to property, plant and equipment                        (7,697)           (9,765)         (14,075)
Proceeds from sale of property, plant and equipment                    5,182               730            1,838
------------------------------------------------------------------------------------------------------------------
                                                                      56,780            (9,608)          20,025
------------------------------------------------------------------------------------------------------------------
CASH USED FOR FINANCING ACTIVITIES
Proceeds from issuance of senior notes                                50,000                --               --
Principal payments on senior notes and other long-term debt          (11,604)           (6,784)         (21,969)
Net change in short-term debt                                        (48,364)           (1,143)           9,351
Common stock transactions                                              1,536                71               97
------------------------------------------------------------------------------------------------------------------
                                                                      (8,432)           (7,856)         (12,521)
------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                        2,609               698           (1,790)
Net cash used for discontinued operations                                 --                --           (8,076)
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary cash investments            84,761            (1,294)           7,389
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of year                                                     16,069            17,363            9,974
------------------------------------------------------------------------------------------------------------------
End of year                                                        $ 100,830         $  16,069        $  17,363
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

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Johnson Outdoors Inc. and all majority owned subsidiaries (the Company) and are stated in conformity with accounting principles generally accepted in the United States. Significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and operating results and the disclosure of commitments and contingent liabilities. Actual results could differ significantly from those estimates. For the Company, significant estimates include the allowance for doubtful accounts receivable, reserves for inventory valuation, recoverability of goodwill, reserves for sales returns, reserves for warranty service and the valuation allowance for deferred tax assets.

The Company's fiscal year ends on the Friday nearest September 30. The fiscal years ended September 27, 2002 (hereinafter 2002), September 28, 2001 (hereinafter 2001) and September 27, 2000 (hereinafter 2000) each comprise 52 weeks.

Cash and Temporary Cash Investments

The Company considers all short-term investments in interest-bearing bank accounts, securities and other instruments with an original maturity of three months or less to be equivalent to cash.

The Company maintains cash in bank accounts in excess of insured limits. The Company has not experienced any losses as a result of this practice and does not believe that significant credit risk exists.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories attributable to continuing operations at the end of the respective years consist of the following:

------------------------------------------------------------------------------
                                                  2002               2001
------------------------------------------------------------------------------
Raw materials                                 $ 17,709           $ 19,892
Work in process                                  1,072              2,592
Finished goods                                  25,633             42,620
------------------------------------------------------------------------------
                                                44,414             65,104
Less reserves                                    2,183              3,404
------------------------------------------------------------------------------
                                              $ 42,231           $ 61,700
------------------------------------------------------------------------------

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

Property, plant and equipment at the end of the respective years consist of the following:

--------------------------------------------------------------------------------
                                                     2002               2001
--------------------------------------------------------------------------------
Property and improvements                       $   1,103          $   1,423
Buildings and improvements                         18,920             21,861
Furniture, fixtures and equipment                  80,315             86,221
--------------------------------------------------------------------------------
                                                  100,338            109,505
Less accumulated depreciation                      70,727             73,626
--------------------------------------------------------------------------------
                                                $  29,611          $  35,879
--------------------------------------------------------------------------------

Impairment of Property, Plant and Equipment

The Company annually assesses the recoverability of property, plant and equipment, primarily by determining whether the depreciation of the balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the related businesses. The amount of impairment, if any, is measured primarily based on the deficiency of projected discounted future operating cash flows relative to the value of the assets, using a discount rate reflecting the Company's cost of capital, which currently approximates 10%. There was no impairment of property, plant and equipment during 2002.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method with periods ranging from 3 to 16 years for patents, trademarks and other intangible assets. Subsequent to September 28, 2001, goodwill is not subject to amortization.

Intangible assets at the end of the respective years consist of the following:

--------------------------------------------------------------------------------
                                                      2002               2001
--------------------------------------------------------------------------------
Goodwill                                         $  38,541          $  68,830
Patents, trademarks and other                        4,840              4,275
--------------------------------------------------------------------------------
                                                    43,381             73,105
Less accumulated amortization                       16,242             17,817
--------------------------------------------------------------------------------
                                                 $  27,139          $  55,288
--------------------------------------------------------------------------------

Impairment of Goodwill and Other Intangibles

Effective September 29, 2001, the Company adopted SFAS 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill. If SFAS 142 had been in effect for the prior periods presented, the Company's income from continuing operations before cumulative effect of change in accounting principle would have been $5,950 or $0.73 per diluted share for the year ended September 28, 2001 and $10,631 or $1.31 per diluted share for the year ended September 29, 2000.

As required under SFAS 142, the Company has performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill totaling $22,876, net of tax ($2.71 per diluted share) and has been reflected as a change in accounting principle. The write off is associated with the Watercraft ($12,900) and Diving ($10,000) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

In 2001, under the guidance prior to the adoption of SFAS 142, the Company recognized in operating expenses a $2,526 write-down for impaired goodwill related to the Airguide brand in the Motors business.

Income Taxes

The Company provides for income taxes currently payable, and deferred income taxes resulting from temporary differences between financial statement and taxable income.

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

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the U.S. during the year. At September 27, 2002, net undistributed earnings of foreign subsidiaries total approximately $91,692. The Company considers these unremitted earnings to be permanently invested abroad and no provision for federal or state taxes have been made on these amounts. In the future, if foreign earnings are returned to the U.S., provision for income taxes will be made.

The Company's U.S. entities file a consolidated federal income tax return.

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

Foreign Operations and Related Derivative Financial Instruments

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

The Company operates internationally, which gives rise to exposure to market risk from movements in foreign currency exchange rates. To minimize the effect of fluctuating foreign currencies on its income, the Company periodically enters into foreign currency forward contracts. The Company primarily hedges assets, inventory purchases and loans denominated in foreign currencies. The Company does not enter into foreign exchange contracts for trading purposes. Gains and losses on unhedged exposures are recorded in operating results.

The contracts are used to hedge known foreign currency transactions on a continuing basis for periods consistent with the Company's exposures. Beginning September 30, 2000 upon the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the effective portion of the gain or loss on the foreign currency forward contact is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss on the futures contact, if any, is recognized in current earnings during the period of changes. Adoption of these new accounting standards resulted in a cumulative after-tax gain of approximately $1.8 million and an accumulated other comprehensive loss of approximately $3.0 million in the first quarter of fiscal 2001.

At September 27, 2002, the Company had no foreign currency contracts.

At September 28, 2001, foreign currency contracts with contractual amounts totaling approximately $6,500 were in place, hedging existing and anticipated transactions. The contracts, which were executed with major financial institutions, generally mature within one year with no credit loss anticipated for failure of the counterparties to perform. At September 28, 2001, the fair value of these instruments was approximately $200 greater than the contractual amount.

Revenue Recognition

Revenue from sales is recognized when all substantial risk of ownership transfers to the customer, which is generally upon shipment of products. Estimated costs of returns and allowances are accrued when revenue is recognized.

Advertising

The Company expenses substantially all costs related to production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued in relation to sales.

Advertising expense attributable to continuing operations in 2002, 2001 and 2000 totaled $16,340, $18,282 and $18,435, respectively. Capitalized costs at September 27, 2002 and September 28, 2001 totaled $726 and $1,653, respectively, and primarily include catalogs and costs of advertising which has not yet run for the first time.

Shipping and Handling Costs

Shipping and handling expense attributable to continuing operations included in marketing and selling expense was $12,208, $12,821 and $13,007 for 2002, 2001 and 2000, respectively.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock options using the intrinsic value based method. Accordingly, compensation cost is generally recognized only for stock options granted with an exercise price lower than the market price on the date of grant. The Company's practice is to grant options with an exercise price equal to the fair market value on the date of the grant. The fair value of restricted shares awarded in excess of the amount paid for such shares is recognized as compensation and is amortized over 1 to 3 years from the date of award, the period after which all restrictions generally lapse.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections (SFAS 145). SFAS 145 clarifies, updates and simplifies existing accounting pronouncements related to gains and losses on extinguishments of debt and lease modifications, among other items. There are not expected to be any financial implications related to the adoption of SFAS 145, and the guidance will be applied on a prospective basis. The Company is required to adopt SFAS 145 in the first quarter of fiscal 2003.

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

2 STRATEGIC CHARGES

In 2002, 2001 and 2000, the Company recorded strategic charges totaling $1,707, $1,448 and $2,369, respectively.

In 2002 strategic charges included moving and other exit costs related to the relocation of manufacturing facilities in the Watercraft business and increased reserves for doubtful accounts receivable and excess inventory related to the North American Jack Wolfskin closure. Unexpended funds at year end related to these actions were approximately $450.

In 2001 strategic charges included severance, moving and other exit costs related primarily to the closure and relocation of manufacturing facilities in the Watercraft business. Severance costs included in the strategic charges totaled $660 and approximately 88 employees were impacted by these actions. There are no unexpended funds related to this action as of the end of 2002.

In 2000 strategic charges included severance, moving and other exit costs related primarily to the closure and relocation of a manufacturing facility in the Motors business. Severance costs included in the strategic charges totaled $1,469 and approximately 95 employees were impacted by these actions. There are no unexpended funds related to this action as of the end of 2002.

3 ACQUISITIONS

During 2001, the Company completed the acquisition of two small businesses which manufacture paddles and marine accessories. The initial purchase price, including direct expenses, for the acquisitions was approximately $600, of which approximately $420 was recorded as intangible assets.

During 2000, the Company completed the acquisition of the common stock of Pacific Kayak Ltd., a manufacturer of sit-on-top and sea touring kayaks located in Auckland, New Zealand. The initial purchase price, including direct expenses, for the acquisition was approximately $962, of which approximately $584 was recorded as intangible assets. An additional payment of approximately $70 was earned in 2001 based upon achievement of specified levels of sales of the acquired business. There are no additional payments available after 2002.

During 1999, the Company completed the acquisition of the common stock of Extrasport, Inc., a privately held manufacturer and marketer of personal flotation devices. The initial purchase price, including direct expenses, for the acquisition was approximately $3,300, of which approximately $2,500 was recorded as intangible assets. Additional payments of approximately $150 for 2000, 2001 and 2002 were earned based on minimum payment amounts in the purchase agreement. There are no additional payments available after 2002.

In December 1998, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of True North Paddle & Necky Kayaks Ltd., a privately held manufacturer and marketer of Necky kayaks, and an affiliated entity. The initial purchase price, including direct expenses, for the acquisition was approximately $5,700, of which approximately $3,200 was recorded as intangible assets. Additional payments of approximately $170 and $600 were earned in 2000 and 1999, respectively. An additional payment in 2003 is dependent upon the achievement of specified levels of sales and profitability of the acquired business.

All acquisitions were accounted for using the purchase method and, accordingly, the Consolidated Financial Statements include the results of operations since the respective dates of acquisition. Additional payments, if required, will increase intangible assets.

4 Sale of Jack Wolfskin Business

In September 2002, the Company sold its Jack Wolfskin business. The sale price totaled 60,320 Euros ($59,295 U.S. dollars) after an adjustment based on net working capital of the business as finally determined. The Company recorded a gain on the sale of $22,351, after tax. In connection with the sale, the Company will exit its North American Jack Wolfskin operations. The Company recorded strategic charges amounting to $450 related to exiting these operations.

5 Sale of Fishing Business

In March 2000, the Company sold its Fishing business. As a result, operations and related assets and liabilities of the Fishing group have been classified as discontinued for all periods presented herein. The sale price totaled $47,279, including $14,056 of accounts receivable retained by the Company and $2,367 of debt assumed by the buyer. The Company recorded a loss of $24,418, net of tax, related to the sale of the business, taking into account operating results from the measurement date to the date of disposal. In addition, the Company recorded an after tax loss from operations up to the measurement date of $940 in 2000.

In March 2002, the Company recognized a gain from discontinued operations of $495, net of tax, related to the final accounting for the sale of the Fishing business.

Net sales of the Fishing group were $32,667 for 2000. Interest expense of $90 for 2000 that is directly attributable to the Fishing group is allocated to discontinued operations.

6 INDEBTEDNESS

Short-term debt at the end of the respective years consists of the following:

-------------------------------------------------------------------------------
                                                   2002               2001
-------------------------------------------------------------------------------
Commercial paper and bank loans                $      -           $ 49,643
Current maturities of long-term debt              8,058             13,342
Less short-term debt refinanced,
  2001 Senior Notes                                   -             50,000
-------------------------------------------------------------------------------
                                               $  8,058           $ 12,985
-------------------------------------------------------------------------------


Short-term credit facilities provide for borrowings with interest rates set periodically by reference to market rates. Commercial paper rates are set by competitive bidding. The weighted average interest rate on short-term indebtedness was 5.8% at September 28, 2001. The Company's primary facility is a $70,000 unsecured revolving credit agreement expiring in 2004, which includes a maximum amount of $30,000 in support of commercial paper issuance. At September 27, 2002, the Company's market rate was LIBOR plus 150 basis points. The Company has lines of credit, both foreign and domestic, totaling $80,700, of which $77,000 is available at September 27, 2002. The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at September 27, 2002 are $1,909.

Long-term debt at the end of the respective years consists of the following:

-----------------------------------------------------------------------------
                                                 2002               2001
-----------------------------------------------------------------------------
2001 senior notes                            $ 50,000           $ 50,000
1998 senior notes                              16,800             18,800
1996 senior notes                              17,700             23,700
Other long-term notes                           1,988              5,392
-----------------------------------------------------------------------------
                                               86,488             97,892
Fair value adjustment of hedged debt            1,765                  -
-----------------------------------------------------------------------------
                                               88,253             97,892
Less current maturities                         8,058             13,342
-----------------------------------------------------------------------------
                                             $ 80,195           $ 84,550
-----------------------------------------------------------------------------


In December 2001, the Company issued unsecured senior notes totaling $50,000 with an interest rate of 7.82%. The senior notes have annual principal payments of $10,000 beginning December 2004 with a final payment due December 2008. Proceeds from the issuance of the senior notes were used to reduce outstanding indebtedness under the Company's primary revolving credit facility.

In 1998, the Company issued unsecured senior notes totaling $25,000 with an interest rate of 7.15%. The 1998 senior notes have remaining annual principal payments of $800 to $7,000 with a final payment due October 2007.

In 1996, the Company issued unsecured senior notes totaling $30,000 with an interest rate of 7.77% and $15,000 with an interest rate of 6.98%. The 1996 senior notes have remaining annual principal payments of $500 to $7,500 with a final payment due October 2004.

The Company financed a portion of the initial purchase price for the common stock of Uwatec AG in 1997 with a note from the sellers. Interest on the deferred amount is payable annually at 6%. The obligation is denominated in Swiss francs. The current outstanding balance of $1,811 is unsecured, and will be settled upon expiration of the warranty provisions limitation period negotiated pursuant to the original purchase contract.

The Company's policy is to manage interest cost using a mix of fixed and variable-rate debt. To manage this risk in a cost efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for understanding hedge transactions.

Interest rate swaps that met specific conditions under SFAS No. 133 are accounted for as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the statement of operations. The fair value of the Company's interest rate swap agreements was approximately $1,765 at September 27, 2002 and included in other assets on the consolidated balance sheet. All existing fair value hedges are 100% effective. As a result, there is no impact to earnings due to hedge ineffectiveness.

In January 2002, the Company entered into the interest rate swap agreements described below, which effectively convert some of the fixed rate senior notes to variable rate debt.

-------------------------------------------------------------------------------------------------------
Hedged Debt                 Notional Amount            Effective        Fiscal Year     Swap Fair Value
                                    of Swap        Interest Rate (1)     Expiration
-------------------------------------------------------------------------------------------------------
2001 senior notes - 7.82%           $20,000                 4.89%              2006              $1,066
1998 senior notes - 7.15%             9,000                 4.95%              2006                 331
1996 senior notes - 7.77%            12,300                 5.99%              2005                 269
1996 senior notes - 6.98%             5,400                 5.24%              2005                  99
-------------------------------------------------------------------------------------------------------
                                                                                                 $1,765
-------------------------------------------------------------------------------------------------------

(1) Effective rate for the year ended September 27, 2002 of notional amount of senior notes based on interest rate swaps entered into in January 2002

Aggregate scheduled maturities of long-term debt in each of the next five years ending September 2007 are as follows:

--------------------------------------------------------------------------------
Year
--------------------------------------------------------------------------------
2003                                                                    $ 8,058
2004                                                                      9,611
2005                                                                     15,700
2006                                                                     13,500
2007                                                                     17,000
Thereafter                                                               22,619
--------------------------------------------------------------------------------

Interest paid was $6,214, $9,178, and $10,471 for 2002, 2001 and 2000,
respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of the Company's long-term debt as of September 27, 2002 and September 28, 2001 is approximately $89,900 and $98,300, respectively. The carrying value of all other financial instruments approximates the fair value.

Certain of the Company's loan agreements require that Samuel C. Johnson, members of his family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a 51% majority of the directors. At September 27, 2002, the Johnson Family held approximately 3,286,000 shares or 46% of the Class A common stock, approximately 1,168,000 shares or 96% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole. The agreements also contain restrictive covenants regarding the Company's net worth, indebtedness, fixed charge coverage and distribution of earnings. The Company is in compliance with the restrictive covenants of such agreements, as amended from time to time.

7 Leases and Other Commitments

The Company leases certain operating facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases attributable to having an initial term in excess of one year at September 27, 2002 are as follows:

--------------------------------------------------------------------------------
Year
--------------------------------------------------------------------------------
2003                                                                      $5,390
2004                                                                       3,992
2005                                                                       3,027
2006                                                                       2,587
2007                                                                       2,054
Thereafter                                                                 6,232
--------------------------------------------------------------------------------

Future minimum rental commitments to related parties are $623, $623, $456 and $132 for 2003, 2004, 2005 and 2006, respectively. Rental expense attributable to continuing operations under all leases was approximately $6,830, $6,739 and $6,727 for 2002, 2001 and 2000, respectively.

The Company makes commitments in a broad variety of areas, including capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

8 INCOME TAXES

Income tax expense (benefit) attributable to continuing operations for the respective years consists of the following:

---------------------------------------------------------------------------
                              2002               2001               2000
---------------------------------------------------------------------------
Current:
---------------------------------------------------------------------------

    Federal              $     204          $      --          $      17
    State                       74                101                490
    Foreign                  9,732              5,301              6,572
Deferred                       175             (2,922)              (374)
---------------------------------------------------------------------------
                         $  10,185          $   2,480          $   6,705
---------------------------------------------------------------------------


The significant components of deferred tax expense (benefit) attributable to continuing operations are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                  2002               2001               2000
---------------------------------------------------------------------------------------------------------------
Deferred tax benefit (exclusive of effects
    of other components listed below)                        $    (177)         $  (3,185)         $    (822)
Increase in beginning of the year balance of the
    valuation allowance for deferred tax assets                    352                263                448
---------------------------------------------------------------------------------------------------------------
                                                             $     175          $  (2,922)         $    (374)
---------------------------------------------------------------------------------------------------------------


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities attributable to continuing operations at the end of the respective years are presented below:

--------------------------------------------------------------------------------
                                                      2002               2001
--------------------------------------------------------------------------------
Deferred tax assets:
    Inventories                                  $   1,838          $   2,089
    Compensation                                     4,800              2,978
    Foreign tax credit carryforwards                 2,240              3,761
    Goodwill and other intangibles                   1,579                  -
    Net operating loss carryforwards                19,758             21,562
    Other                                            2,869              5,138
--------------------------------------------------------------------------------
Total gross deferred tax assets                     33,084             35,528
Less valuation allowance                             8,398              8,046
--------------------------------------------------------------------------------
                                                    24,686             27,482
--------------------------------------------------------------------------------
Deferred tax liabilities:
    Foreign statutory reserves                          15              1,867
    Goodwill and other intangibles                       -                769
--------------------------------------------------------------------------------
Total deferred tax liabilities                          15              2,636
--------------------------------------------------------------------------------
Net deferred tax asset                           $  24,671          $  24,846
--------------------------------------------------------------------------------


The net deferred tax asset is recorded as $5,083 in current and $19,588 in non-current assets for 2002 and $5,269 in current and $19,577 in non-current assets for 2001.

Following is the income (loss) from continuing operations before income taxes and before cumulative effect of change in accounting principle for domestic and foreign operations:

--------------------------------------------------------------------------------
                                 2002               2001               2000
--------------------------------------------------------------------------------
United States                $ (1,477)          $ (5,719)          $ (1,436)
Foreign                        41,970             11,809             16,516
--------------------------------------------------------------------------------
                             $ 40,493           $  6,090           $ 15,080
--------------------------------------------------------------------------------

The significant differences between the statutory federal tax rate and the effective income tax rates for income from continuing operations are as follows:

--------------------------------------------------------------------------------------------------------------
                                                                2002               2001               2000
--------------------------------------------------------------------------------------------------------------
Statutory U.S. federal income tax rate                          34.0%              34.0%              34.0%
State income taxes, net of federal income tax benefit             -                 0.9                3.8
Foreign rate differential                                       (8.8)               1.3                1.4
Change in beginning of year valuation allowance                  0.1                4.3                3.0
Foreign operating losses                                         0.1                 --                0.6
Other                                                           (0.2)               0.2                1.7
--------------------------------------------------------------------------------------------------------------
                                                                25.2%              40.7%              44.5%
--------------------------------------------------------------------------------------------------------------

At September 27, 2002, the Company has $2,240 of foreign tax credit carryforwards available to be offset against future U.S. tax liability. The credits expire in 2003 through 2008 if not utilized. These carryforwards have been fully reserved for in the valuation allowance. The balance of the valuation allowance related to state and foreign net operating loss carryforwards and other tax credits.

At September 27, 2002, the Company has a U.S. federal operating loss carryforward of $36,676 which begin to expire in 2012, and various state net operating loss carryforwards. During 2002, 2001 and 2000, foreign net operating loss carryforwards were utilized, resulting in a reduction in income tax expense of $27, $32 and $152, respectively. In addition, certain of the Company's foreign subsidiaries have net operating loss carryforwards totaling $1,453. These amounts are available to offset future taxable income over the next 14 to 20 years and are anticipated to be utilized during this period.

Taxes paid attributable to continuing operations were $4,663, $4,337, $9,935 for 2002, 2001 and 2000, respectively.

9 EMPLOYEE BENEFITS

Net periodic pension cost for noncontributory defined benefit pension plans includes the following components.

----------------------------------------------------------------------------------------------------
                                                       2002               2001               2000
----------------------------------------------------------------------------------------------------
Service cost                                          $ 471              $ 343              $ 315
Interest on projected benefit obligation                841                792                763
Less estimated return on plan assets                    652                631                592
Amortization of unrecognized:
    Net loss                                             28                  1                  4
    Prior service cost                                   26                 26                 26
    Transition asset                                    (80)               (80)               (81)
----------------------------------------------------------------------------------------------------
Net amount recognized                                 $ 634              $ 451              $ 435
----------------------------------------------------------------------------------------------------

The following provides a reconciliation of the changes in the plans benefit obligation and fair value of assets for 2002 and 2001 and a statement of the funded status at the end of each year:

--------------------------------------------------------------------------------
                                                             2002          2001
--------------------------------------------------------------------------------
Benefit obligation:
    Benefit obligation at beginning of year              $ 11,929      $ 10,332
    Service cost                                              471           343
    Interest cost                                             841           792
    Actuarial loss                                             21         1,094
    Benefits paid                                            (681)         (632)
--------------------------------------------------------------------------------
Benefit obligation at end of year                        $ 12,581      $ 11,929
--------------------------------------------------------------------------------
Fair value of plan assets:
    Fair value of plan assets at beginning of year       $  7,684      $  8,620
    Actual return on plan assets                             (298)         (582)
    Company contributions                                     332           278
    Benefits paid                                            (681)         (632)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year                 $  7,037      $  7,684
--------------------------------------------------------------------------------
Funded status:
    Funded status of the plan                            $ (5,544)     $ (4,245)
    Unrecognized net loss                                   2,702         2,084
    Unrecognized prior service cost                            97           123
    Unrecognized transition asset                            (130)         (211)
--------------------------------------------------------------------------------
Net liability recognized                                 $ (2,875)     $ (2,249)
--------------------------------------------------------------------------------


The following summarizes the components of the net liability recognized in the consolidated balance sheets at the end of the respective years:

--------------------------------------------------------------------------------
                                                        2002               2001
--------------------------------------------------------------------------------
Prepaid benefit cost                                $     --           $     --
Accrued benefit liability                             (3,269)            (2,249)
Intangible asset                                          90                 --
Accumulation of other comprehensive income               304                 --
--------------------------------------------------------------------------------
Net liability recognized                            $ (2,875)          $ (2,249)
--------------------------------------------------------------------------------


Plan assets are invested primarily in stock and bond mutual funds and insurance contracts.

Actuarial assumptions used to determine the projected benefit obligation are as follows:

--------------------------------------------------------------------------------
                                  2002               2001                 2000
--------------------------------------------------------------------------------
Discount rate                     7.25%              7.25%                   8%
Long-term rate of return          8                  8                       8
Average salary increase rate      5                  5                       5
--------------------------------------------------------------------------------


A majority of the Company's full-time employees are covered by profit sharing and defined contribution programs. Participating entities determine profit sharing distributions under various performance and service based formulas.

Expense attributable to continuing operations under the defined contribution programs was approximately $2,300, $2,200 and $1,900 for 2002, 2001 and 2000, respectively.

10 PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

11 COMMON STOCK

Common stock at the end of the respective years was as follows:

--------------------------------------------------------------------------------
                                                       2002                2001
--------------------------------------------------------------------------------
Class A, $.05 par value:
    Authorized                                   20,000,000          20,000,000
    Outstanding                                   7,112,155           6,946,012
Class B, $.05 par value:
    Authorized                                    3,000,000           3,000,000
    Outstanding                                   1,222,729           1,222,729
--------------------------------------------------------------------------------


Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2002 and 2001, no shares of Class B common stock were converted into Class A common stock. During 2000, 132 shares of Class B common stock were converted into Class A common stock.

12 STOCK OWNERSHIP PLANS

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

A summary of stock option activity related to the Company's plans is as follows:

--------------------------------------------------------------------------------
                                                                Weighted Average
                                            Shares                Exercise Price
--------------------------------------------------------------------------------
Outstanding at October 1, 1999             778,837                       $ 14.02
Granted                                    268,500                          7.58
Cancelled                                  (95,107)                        15.23
--------------------------------------------------------------------------------
Outstanding at September 29, 2000          952,230                         12.08
Granted                                    235,000                          5.50
Cancelled                                 (100,435)                        17.00
--------------------------------------------------------------------------------
Outstanding at September 28, 2001        1,086,795                         10.20
Granted                                    277,755                          7.64
Exercised                                 (148,952)                        10.15
Cancelled                                 (151,579)                        13.54
--------------------------------------------------------------------------------
Outstanding at September 27, 2002        1,064,019                       $  9.06
--------------------------------------------------------------------------------

Shares available for grant to key executives and non-employee directors are 136,602 at September 27, 2002.

The range of options outstanding at September 27, 2002 is as follows:

---------------------------------------------------------------------------------------------------------------------
     Price Range           Number of Options           Weighted Average Exercise          Weighted Average Remaining
       per Share     Outstanding/Exercisable       Price Outstanding/Exercisable         Contractual Life (in years)
---------------------------------------------------------------------------------------------------------------------
  $ 5.31 - 11.50             896,797/451,676                      $    7.28/7.59                                7.94
   12.94 - 17.50             107,222/104,222                         16.59/16.64                                4.79
   18.63 - 24.38               60,000/60,000                         22.15/22.15                                2.04
---------------------------------------------------------------------------------------------------------------------
                           1,064,019/615,898                      $   9.06/10.54                                7.29
---------------------------------------------------------------------------------------------------------------------

The weighted average fair market value of options granted during the year was $2.90 in 2002, $2.18 in 2001, $3.20 in 2000.

Had compensation cost for the Company's stock options been determined using the fair value method, the Company's pro forma operating results would have been as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                             2002            2001             2000
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative effect of
    change in accounting principle                                      $  29,858          $3,112          $ 7,744
Diluted earnings per common share from continuing operations
    before cumulative effect of change in accounting principle          $    3.54          $ 0.38          $  0.95
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

The Company's employee stock purchase plan provides for the issuance of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. During 2002, 2001 and 2000, 10,378, 13,382 and 16,701 shares, respectively, were issued under this plan. Shares available for purchase by employees under this plan are 66,414 at September 27, 2002.

13 RELATED PARTY Transactions

Various transactions are conducted between the Company and other organizations controlled by the Johnson Family. These include consulting services, aviation services, office rental, royalties and certain administrative activities. Total net costs of these transactions are $1,219, $546 and $542 for 2002, 2001 and 2000, respectively. The majority of the increase in 2002 resulted from a new three year lease agreement with a Johnson Family controlled entity for the Company's new headquarters facility.

On November 30, 2001, the Company entered into a sale/leaseback transaction for its prior headquarters facility with a related party. The Company sold the facility for $4,982 in cash and related furniture and fixtures for $200 in cash and entered into a month-to-month lease agreement with the related party, which terminated May 31, 2002. The Company and the related party engaged an independent appraiser to determine the sale price of the facility. The gain of $1,302, net of income tax of $675, was recorded as an additional contribution to equity. The gain on the sale could not be recognized in the statement of operations due to the related party nature of the transaction.

14 SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate global business units, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

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

A summary of the Company's continuing operations by business segment is presented below:

--------------------------------------------------------------------------------
                                           2002          2001             2000
--------------------------------------------------------------------------------
Net sales:
    Outdoor equipment:
        Unaffiliated customers       $  106,318    $  114,875       $  104,052
        Interunit transfers                 141            89               67
    Watercraft:
        Unaffiliated customers           82,865        85,841           90,178
        Interunit transfers                 534           343              397
    Diving:
        Unaffiliated customers           72,565        80,426           82,840
        Interunit transfers                  25            62                5
    Motors:
        Unaffiliated customers           80,577        64,446           76,680
        Interunit transfers                 761           539            1,363
    Other                                   207            49            1,139
    Eliminations                         (1,461)       (1,033)          (1,832)
--------------------------------------------------------------------------------
                                     $  342,532    $  345,637       $  354,889
--------------------------------------------------------------------------------
Operating profit (loss):
    Outdoor equipment                $   11,882    $   12,015       $    8,182
    Watercraft                            1,162         1,293           10,327
    Diving                               10,502        11,638           10,832
    Motors                                8,248           231            3,936
    Other                               (12,043)       (9,459)          (8,558)
--------------------------------------------------------------------------------
                                     $   19,751    $   15,718       $   24,719
--------------------------------------------------------------------------------
Identifiable assets:
    Outdoor equipment                $   23,114    $   49,027
    Watercraft                           54,480        65,147
    Diving                               78,403        85,393
    Motors                               21,423        22,819
    Other                                93,865        22,527
---------------------------------------------------------------
                                     $  271,285    $  244,913
---------------------------------------------------------------

A summary of the Company's continuing operations by geographic area is presented below:

--------------------------------------------------------------------------------
                                             2002          2001           2000
--------------------------------------------------------------------------------
Net sales:
    United States:
        Unaffiliated customers         $  232,383    $  228,491     $  239,079
        Interarea transfers                 5,947         5,828          6,540
    Europe:
        Unaffiliated customers             83,696        89,995         88,567
        Interarea transfers                 7,993         7,267          7,800
    Other                                  26,453        27,151         27,243
    Interarea transfers                     4,032         7,170          7,863
    Eliminations                          (17,972)      (20,265)       (22,203)
--------------------------------------------------------------------------------
                                       $  342,532    $  345,637     $  354,889
--------------------------------------------------------------------------------
Identifiable assets:
    United States                      $  114,198    $  133,659
    Europe                                136,007        94,490
    Other                                  21,080        16,764
-----------------------------------------------------------------
                                       $  271,285    $  244,913
-----------------------------------------------------------------


15     VALUATION AND QUALIFYING ACCOUNTS

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
                                               of Year       Expenses         or Sold     Deductions       of Year
--------------------------------------------------------------------------------------------------------------------
Year ended September 27, 2002:
    Allowance for doubtful accounts           $  3,739       $  1,937         $  (438)      $  1,210       $ 4,028
    Reserves for inventory valuation             3,404          1,798            (848)         2,171         2,183
Year ended September 28, 2001
    Allowance for doubtful accounts              3,895          2,460              --          2,616         3,739
    Reserves for inventory valuation             2,949          1,529              --          1,074         3,404
Year ended September 27, 2000:
    Allowance for doubtful accounts              3,236          1,812              --          1,153         3,895
    Reserves for inventory valuation             4,911            853              --          2,815         2,949
--------------------------------------------------------------------------------------------------------------------
 Deductions include the net impact of foreign currency fluctuations on the respective accounts.

16 EARNINGS PER SHARE

Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are similar to the previously reported fully diluted earnings per share.

The following sets forth the computation of basic and diluted earnings per common share:

--------------------------------------------------------------------------------------------------------------------
                                                                           2002              2001             2000
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative effect
    of change in accounting principle for basic and diluted
    earnings per share                                                  $30,308            $3,610           $8,375
--------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                   8,224,655         8,161,624        8,139,340
Less nonvested restricted stock                                          10,194            15,162           17,265
--------------------------------------------------------------------------------------------------------------------
Basic average common shares                                           8,214,461         8,146,462        8,122,075
Dilutive stock options and restricted stock                             215,308            23,277            8,208
--------------------------------------------------------------------------------------------------------------------
Diluted average common shares                                         8,429,769         8,169,739        8,130,283
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share from continuing operations
    before cumulative effect of change in accounting principle            $3.69             $0.44            $1.03
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share from continuing operations
    before cumulative effect of change in accounting principle            $3.59             $0.44            $1.03
--------------------------------------------------------------------------------------------------------------------


Stock options that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation for 2002 because they would have been antidilutive were 186,222.

17 LITIGATION

The Company is subject to various legal actions and proceedings in the normal course of business, including those related to environmental matters. The Company is insured against loss for certain of these matters. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome of any pending litigation will have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

18 QUARTERLY FINANCIAL SUMMARY (unaudited)

The following summarizes quarterly operating results:

---------------------------------------------------------------------------------------------------------------------
                                     First Quarter       Second Quarter         Third Quarter       Fourth Quarter
---------------------------------------------------------------------------------------------------------------------
                                    2002       2001      2002      2001        2002       2001      2002       2001
---------------------------------------------------------------------------------------------------------------------
Net sales                         $59,738    $58,750   $97,718   $98,719    $116,699   $113,927   $68,377    $74,241
Gross profit                       25,290     23,806    40,741    39,829      49,382     47,064    25,641     28,082
Operating profit (loss)               991     (3,569)    8,258     6,595      12,974     13,000    (2,472)      (308)
---------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations before
  cumulative effect of change
  in accounting principle            (396)    (3,229)    3,889     2,203       6,433      6,283    20,382     (1,647)
Gain on disposal of
  discontinued operations,
  net of tax                           --         --       495        --          --         --        --         --
Income (loss) from cumulative
  effect of change in
  accounting principle, net
  of tax                          (22,876)     1,755        --        --          --         --        --         --
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                $(23,272)   $(1,474)   $4,384    $2,203      $6,433     $6,283   $20,382    $(1,647)
---------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per
 common share:
    Continuing operations          $(0.05)    $(0.40)    $0.48     $0.27       $0.78      $0.77     $2.45     $(0.20)
    Discontinued operations            --         --      0.06        --          --         --        --         --
    Cumulative effect of
      change in accounting
      principle, net of tax         (2.80)      0.22        --        --          --         --        --         --
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $(2.85)    $(0.18)    $0.54     $0.27       $0.78      $0.77     $2.45     $(0.20)
---------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per
 common share:
    Continuing operations          $(0.05)    $(0.40)    $0.46     $0.27       $0.75      $0.77     $2.38     $(0.20)
    Discontinued operations            --         --      0.06        --          --         --        --         --
    Cumulative effect of
      change in accounting
      principle, net of tax         (2.80)      0.22        --        --          --         --        --         --
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                $(2.85)      $(0.18)    $0.52     $0.27       $0.75     $ 0.77     $2.38     $(0.20)
---------------------------------------------------------------------------------------------------------------------