Form 10-Q
period 2002-12-27
JOHNSON OUTDOORS INC
filed 2003-02-10
CIK 788329

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


                For the quarterly period ended December 27, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of January 31, 2003, 7,173,068 shares of Class A and 1,222,647 shares of Class B common stock of the Registrant were outstanding.


================================================================================

                                           JOHNSON OUTDOORS INC.
                                Index                                                     Page No.
--------------------------------------------------------------------------------       ----------------

PART I     FINANCIAL INFORMATION
           Item 1.     Financial Statements

                       Consolidated Statements of Operations - Three months
                       ended December 27, 2002 and December 28, 2001                          1

                       Consolidated Balance Sheets - December 27, 2002,
                       September 27, 2002 and December 28, 2001                               2

                       Consolidated Statements of Cash Flows - Three months
                       ended December 27, 2002 and December 28, 2001                          3

                       Notes to Consolidated Financial Statements                             4

           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                    7

           Item 3.     Quantitative and Qualitative Disclosures About Market
                       Risk                                                                  12

           Item 4.     Controls and Procedures                                               12

PART II    OTHER INFORMATION

           Item 6.     Exhibits and Reports on Form 8-K                                      13

                       Signatures                                                            14

                       Certifications                                                        15

                       Exhibit Index                                                         17

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                                             JOHNSON OUTDOORS INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)

-----------------------------------------------------------------------------------------------------------------------
(thousands, except per share data)                                                                 Three Months Ended
-----------------------------------------------------------------------------------------------------------------------
                                                                                     December 27          December 28
                                                                                            2002                 2001
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $    54,895          $    59,738
Cost of sales                                                                             31,212               34,448
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                                                              23,683               25,290
-----------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                                                 14,451               15,015
    Administrative management, finance and information systems                             6,308                6,932
    Research and development                                                               1,525                1,615
    Amortization of intangibles                                                               78                   83
    Profit sharing                                                                         1,155                  193
    Strategic charges                                                                          -                  461
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                  23,517               24,299
-----------------------------------------------------------------------------------------------------------------------
Operating profit                                                                             166                  991
Interest income                                                                             (353)                (146)
Interest expense                                                                           1,371                1,552
Other (income) expense, net                                                                 (356)                 245
-----------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                    (496)                (660)
Income tax benefit                                                                          (216)                (264)
-----------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle                             (280)                (396)
Cumulative effect of change in accounting principle, net of tax of $2,200                      -              (22,876)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                                             $      (280)         $   (23,272)
-----------------------------------------------------------------------------------------------------------------------
BASIC LOSS PER COMMON SHARE:
    Loss before cumulative effect of change in accounting principle                  $     (0.03)         $    (0.05)
    Cumulative effect of change in accounting principle                                        -               (2.80)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                                             $     (0.03)         $    (2.85)
-----------------------------------------------------------------------------------------------------------------------
DILUTED LOSS PER COMMON SHARE:
    Loss before cumulative effect of change in accounting principle                  $     (0.03)         $    (0.05)
    Cumulative effect of change in accounting principle                                        -               (2.80)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                                             $     (0.03)         $    (2.85)
-----------------------------------------------------------------------------------------------------------------------


                  The accompanying notes are an integral part of the consolidated financial statements.


                                             JOHNSON OUTDOORS INC.

                                        CONSOLIDATED BALANCE SHEETS
                                                  (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                            December 27        September 27        December 28
(thousands, except share data)                                                     2002                2002               2001
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                                     $    66,089         $   100,830        $     9,719
    Accounts receivable, less allowance for doubtful accounts of
        $3,590, $4,028 and $3,586, respectively                                  46,260              39,972             48,165
    Inventories                                                                  49,814              42,231             68,327
    Deferred income taxes                                                         4,979               5,083              5,262
    Other current assets                                                          5,328               4,021              7,779
--------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                            172,470             192,137            139,252
Property, plant and equipment                                                    29,837              29,611             29,606
Deferred income taxes                                                            19,533              19,588             21,819
Intangible assets                                                                28,543              27,139             29,660
Other assets                                                                      2,751               2,810                910
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                $   253,134         $   271,285        $   221,247
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt                $     9,568         $     8,058        $    26,535
    Accounts payable                                                             13,681              13,589             13,685
    Accrued liabilities:
        Salaries and wages                                                        6,758               9,428              5,775
        Income taxes                                                              2,839               6,567               (665)
        Other                                                                    16,103              24,005             14,083
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        48,949              61,647             59,413
Long-term debt, less current maturities                                          68,680              80,195             78,272
Other liabilities                                                                 5,137               5,298              4,442
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                               122,766             147,140            142,127
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                                     --                  --                 --
    Common stock:
    Class A shares issued:
        December 27, 2002, 7,166,569;
        September 27, 2002, 7,112,155;
        December 28, 2001, 6,947,360                                                358                 355                347
    Class B shares issued (convertible into Class A):
        December 27, 2002, 1,222,647;
        September 27, 2002, 1,222,729;
        December 28, 2001, 1,222,729                                                 61                  61                 61
    Capital in excess of par value                                               48,080              47,583             44,411
    Retained earnings                                                            87,808              88,089             56,890
    Deferred compensation                                                            (7)                (22)               (19)
    Accumulated other comprehensive loss:                                        (5,932)            (11,921)           (22,570)
--------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      130,368             124,145             79,120
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $   253,134         $   271,285        $   221,247
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

                                             JOHNSON OUTDOORS INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)

----------------------------------------------------------------------------------------------------------------------------
 (thousands)                                                                                            Three Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                            December 27        December 28
                                                                                                   2002               2001
----------------------------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net loss                                                                                     $     (280)        $  (23,272)
Less cumulative effect of change in accounting principle                                             --            (22,876)
----------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle                                    (280)              (396)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash used for operating activities:
        Depreciation and amortization                                                             1,907              2,446
        Deferred income taxes                                                                       134                  7
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
        Accounts receivable                                                                      (5,527)            (3,365)
        Inventories                                                                              (6,702)            (7,544)
        Accounts payable and accrued liabilities                                                (15,101)            (3,721)
        Other, net                                                                               (2,460)            (4,434)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (28,029)           (17,007)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                                                  --              4,982
Net additions to property, plant and equipment                                                   (1,670)            (1,207)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (1,670)             3,775
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of senior notes                                                                             --             50,000
Principal payments on senior notes and other long-term debt                                      (8,000)            (8,000)
Net change in short-term debt                                                                    (1,868)           (34,706)
Common stock transactions                                                                           445                 --
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (9,423)             7,294
----------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                                   4,381               (412)
----------------------------------------------------------------------------------------------------------------------------
Decrease in cash and temporary cash investments                                                 (34,741)            (6,350)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                             100,830             16,069
----------------------------------------------------------------------------------------------------------------------------
End of period                                                                                $   66,089         $    9,719
----------------------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1    Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of December 27, 2002 and the results of operations and cash flows for the three months ended December 27, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

     Because of seasonal and other factors, the results of operations for the three months ended December 27, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     As required under SFAS 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill totaling $22,876, net of tax ($2.80 per diluted share for the quarter) and has been reflected as a change in accounting principle. The write off is associated with the Watercraft ($12,900) and Diving ($10,000) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

3    Income Taxes

     The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

4    Inventories

     Inventories at the end of the respective periods consist of the following:

     --------------------------------------------------------------------------
                               December 27      September 27      December 28
                                      2002              2002             2001
     --------------------------------------------------------------------------
     Raw materials                $  20,317        $  17,709         $  23,259
     Work in process                  1,116            1,072             2,634
     Finished goods                  30,751           25,633            45,534
     --------------------------------------------------------------------------
                                     52,184           44,414            71,427
     Less reserves                    2,370            2,183             3,100
     --------------------------------------------------------------------------
                                  $  49,814        $  42,231         $  68,327
     --------------------------------------------------------------------------

5    Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per common share before cumulative effect of change in accounting principle:

     --------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
     --------------------------------------------------------------------------------------------------------------
                                                                                  December 27        December 28
                                                                                         2002               2001
     --------------------------------------------------------------------------------------------------------------
     Loss before cumulative effect of change in accounting principle for
          basic and diluted earnings per share                                  $        (280)     $        (396)
     --------------------------------------------------------------------------------------------------------------
     Weighted average common shares outstanding                                     8,355,418          8,168,934
     Less nonvested restricted stock                                                    6,635             14,193
     --------------------------------------------------------------------------------------------------------------
     Basic and diluted average common shares                                        8,348,783          8,154,741
     --------------------------------------------------------------------------------------------------------------
     Basic and diluted loss per common share before cumulative effect of
          change in accounting principle                                        $       (0.03)     $       (0.05)
     --------------------------------------------------------------------------------------------------------------

     Outstanding stock options were not included in the calculation of diluted average common shares because their inclusion would have had an anti-dilutive impact on the loss per common share.


6    Stock Ownership Plans

     A summary of stock option activity related to the Company's plans is as follows:

     --------------------------------------------------------------------------
                                                              Weighted Average
                                                Shares          Exercise Price
     --------------------------------------------------------------------------
     Outstanding at September 27, 2002       1,064,019                  $ 9.06
     Exercised                                 (54,332)                   7.25
     Cancelled                                 (11,832)                  16.95
     --------------------------------------------------------------------------
     Outstanding at December 27, 2002          997,855                  $ 9.07
     --------------------------------------------------------------------------

     Options to purchase 1,234,176 shares of common stock with a weighted average exercise price of $9.14 per share were outstanding at December 28, 2001.

7    Comprehensive Income

     Comprehensive income (loss) includes net loss and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income (loss) excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

     Comprehensive loss for the respective periods consists of the following:

     ------------------------------------------------------------------------
                                                        Three Months Ended
     ------------------------------------------------------------------------
                                            December 27        December 28
                                                   2002               2001
     ------------------------------------------------------------------------
     Net loss                                  $   (280)        $  (23,272)
     Translation adjustment                       5,989             (3,412)
     ------------------------------------------------------------------------
     Comprehensive income (loss)               $  5,709         $  (26,684)
     ------------------------------------------------------------------------

                             JOHNSON OUTDOORS INC.

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

     A summary of the Company's operations by business unit is presented below:

     ---------------------------------------------------------------------------
                                                             Three Months Ended
     ---------------------------------------------------------------------------
                                                 December 27        December 28
                                                        2002               2001
     ---------------------------------------------------------------------------
     Net sales:
         Outdoor equipment:
             Unaffiliated customers               $   11,864         $   22,715
             Interunit transfers                          33                 10
         Diving:
             Unaffiliated customers                   16,458             13,823
             Interunit transfers                          16                 --
         Motors:
             Unaffiliated customers                   14,729             12,492
             Interunit transfers                         277                 61
         Watercraft:
             Unaffiliated customers                   11,734             10,703
             Interunit transfers                         175                 33
         Other                                           110                  5
         Eliminations                                   (501)              (104)
     ---------------------------------------------------------------------------
                                                  $   54,895         $   59,738
     ---------------------------------------------------------------------------
     Operating profit (loss):
         Outdoor equipment                        $    1,409         $    2,586
         Diving                                        2,025              1,484
         Motors                                        1,577                550
         Watercraft                                   (1,929)            (1,348)
         Other                                        (2,916)            (2,281)
     ---------------------------------------------------------------------------
                                                  $      166         $      991
     ---------------------------------------------------------------------------
     Identifiable assets (end of period):
         Outdoor equipment                        $   18,766         $   46,623
         Diving                                       80,983             71,912
         Motors                                       28,749             28,816
         Watercraft                                   60,918             57,762
         Other                                        63,718             16,134
     ---------------------------------------------------------------------------
                                                  $  253,134         $  221,247
     ---------------------------------------------------------------------------

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months ended December 27, 2002 and December 28, 2001. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 2002 Annual Report on Form 10-K.

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

Results of Operations

Net sales for the three months ended December 27, 2002 totaled $54.9 million, a decrease of 8.1% or $4.8 million, compared to $59.7 million in the three months ended December 28, 2001. Excluding the results of the Company's Jack Wolfskin subsidiary, which was sold in the fourth quarter of the prior year, sales of the Company's continuing businesses increased 15.1% for the quarter over the prior year. Foreign currency translations favorably impacted first quarter sales by $2.2 million. All of the Company's continuing business units had double digit sales growth over the prior year. The Motors business sales increased $2.5 million, or 19.5%, to $15.0 million as a result of strength from new products and gains in market share. The Outdoor Equipment business sales decreased $10.8 million, or 47.6%, to $11.9 million as a result of the sale of the Jack Wolfskin subsidiary. However, the Company's continuing business in this segment had an 11% sales increase to $11.6 million from continued strong military orders. The Diving business sales increased $2.7 million, or 19.2%, to $16.5 million as a result of market recoveries in Europe and North America. Additionally, the Diving business benefited from strong sales from a recent industry trade show. The Watercraft business sales increased $1.2 million, or 10.9%, to $11.9 million as all operating companies in this segment had sales increases over the prior year quarter.

Gross profit as a percentage of sales was 43.1% for the three months ended December 27, 2002 compared to 42.3% in the corresponding period in the prior year. Margins from continuing businesses (excluding Jack Wolfskin) were nearly flat with the prior year. Margin improvement in the Motors business was offset by declines in the other business segments. The Motors business benefited from new products and mix.

The Company recognized operating profit of $0.2 million for the three months ended December 27, 2002 compared to operating profit of $1.0 million for the corresponding period of the prior year. Excluding the results of Jack Wolfskin, the first quarter of the prior year would have had an operating loss of $0.4 million; therefore, on a continuing business basis, operating profit increased $0.6 million for the quarter. The year ago quarter also included $0.5 million of strategic charges related to the consolidation efforts in the Watercraft business.

Sales volume and strong gross profits in the Motors business drove the increase in operating profits from continuing businesses. Watercraft operating profit was below prior year, due to continued integration cost at Ocean/Necky Kayaks and investments in improvements at Old Town Canoe. The Diving business showed solid improvement over a difficult first quarter of the prior year.

Interest expense totaled $1.4 million for the three months ended December 27, 2002 compared to $1.6 million for the corresponding period of the prior year. The reduction from prior year amounts resulted from lower debt levels and favorable interest rates. The change in other income in the current year is primarily related to currency translation gains resulting from appreciation of Euro dollars relative to U.S. dollars.

The Company's effective tax rate for the three months ended December 27, 2002 was 43.5%, compared to 40.0% for the corresponding period of the prior year.

The Company recognized a loss before cumulative effect of change in accounting principle of $0.3 million in the three months ended December 27, 2002, compared to a loss of $0.4 million in the corresponding period of the prior year. Earnings per common share before cumulative effect of change in accounting principle totaled $0.03 for the three months ended December 27, 2002 compared to $0.05 in the prior year.

Change in Accounting Principle

Effective September 29, 2001, the Company adopted SFAS 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill.

As required under SFAS 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill totaling $22.9 million, net of tax ($2.80 per share for the quarter) and has been reflected as a change in accounting principle. The write off is associated with the Watercraft ($12.9 million) and Diving ($10.0 million) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

Net loss

Net loss for the three months ended December 27, 2002 was $0.3 million, or $0.03 per share, compared to a loss of $23.3 million, or $2.85 per share, for the corresponding period of the prior year.

Results on a Continuing Business Basis

The following table shows a first quarter comparison of as reported results and results from continuing business basis.

------------------------------ ----------------------------------------- ---------------------------------------
(thousands, except per                                                           Continuing Business
share data and percentages)              As Reported             %                    Basis (1)            %
                                  12/27/02        12/28/01    Change          12/27/02        12/28/01   Change
------------------------------ ----------------------------------------- ---------------------------------------
Net sales                        $  54,895       $  59,738      (8)          $  54,576       $  47,419     15
Gross profit                     $  23,683       $  25,290      (6)          $  23,687       $  20,631     15
Operating profit (loss)          $     166       $     991     (83)          $     234       $    (354)    NM
Loss (2)                         $    (280)      $    (396)     NM           $    (227)      $  (1,143)    NM
Loss per share (2)               $   (0.03)      $   (0.05)     NM           $   (0.02)      $   (0.14)    NM
------------------------------ ----------------------------------------- ---------------------------------------
(1)  Continuing Business Basis from the first quarter of both years excludes results from the Jack Wolfskin operation, which was sold in the fourth quarter of fiscal 2002.
(2)  Loss and loss per share is before cumulative effect of change in accounting principle.

Financial Condition

The following discusses changes in the Company's liquidity and capital resources.

                                   Operations

Cash flows used for operations totaled $28.0 million for the three months ended December 27, 2002 and $17.0 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $5.5 million for the three months ended December 27, 2002, compared to an increase of $3.4 million in the year ago period. Days of sales outstanding are in line with the prior year at 78 days. The Company has also worked to reduce inventory levels at all businesses. Inventories increased by $6.7 million for the three months ended December 27, 2002 compared to an increase of $7.5 million in the prior year period. Inventories at December 27, 2002 were $18.5 million lower than the same period a year ago. The disposition of the Jack Wolfskin business accounted for $12.5 million of this decrease. The Company is producing products at levels adequate to meet consumer demand for the upcoming outdoor season.

Accounts payable and accrued liabilities decreased $15.1 million for the three months ended December 27, 2002 and decreased $3.7 million for the corresponding period of the prior year. The larger decrease in the current year was primarily related to higher year-end payroll related accruals and final settlement for the sale of Jack Wolfskin.

Depreciation and amortization charges were $1.9 million for the three months ended December 27, 2002 and $2.4 million for the corresponding period of the prior year.

The Company recorded a non-cash charge related to the adoption of SFAS 142 of $22.9 million during the three months ended December 28, 2001.


                              Investing Activities

Expenditures for property, plant and equipment were $1.7 million for the three months ended December 27, 2002 and $1.2 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In fiscal 2003, capital expenditures are anticipated to approach $10.0 million. These expenditures are expected to be funded by working capital or existing credit facilities. In November 2001, the Company sold its headquarters facility to a related party. Proceeds from the sale were $5.0 million. The gain on the sale was recorded as an additional contribution to equity due to the related party nature of the transaction.


                              Financing Activities

Cash flows used in financing activities totaled $9.4 million for the three months ended December 27, 2002 compared to cash provided of $7.3 million for the corresponding period of the prior year. The Company made principal payments on senior notes of $8.0 million in both the current year and the prior year. The Company consummated a private placement of long-term debt totaling $50.0 million during the first quarter of the prior year. Proceeds from the debt were used to reduce outstanding indebtedness under the Company's primary revolving credit facility.

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

                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at December 27, 2002:

-------------------------------------------------------------------------------
(millions)                                                Estimated Impact on
-------------------------------------------------------------------------------
                                                              Earnings Before
                                   Fair Value                    Income Taxes
-------------------------------------------------------------------------------
Interest rate instruments                $2.1                            $0.7
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

                       Goodwill and Intangible Impairment

In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On September 29, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. As a result of this analysis, the Company recorded a goodwill impairment charge of $22.9 million, net of tax, in the second quarter of fiscal 2002.

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

Pending Accounting Change

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, SFAS 146 may affect the timing of recognizing future costs associated with exit or disposal activities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information with respect to this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Market Risk Management."

Item 4.   Controls and Procedures

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

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this Form 10-Q

     99.1 Certification of Chairman and CEO pursuant to 18 U.S.C.ss.1350

     99.2 Certification of Vice President and CFO pursuant to 18 U.S.C.ss.1350

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the three months ended December 27, 2002.

                              JOHNSON OUTDOORS INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JOHNSON OUTDOORS INC.

Date:  February 10, 2003
                                   /s/ Helen P. Johnson-Leipold
                                   ---------------------------------------------
                                   Helen P. Johnson-Leipold
                                   Chairman and Chief Executive Officer



                                   /s/ Paul A. Lehmann
                                   ---------------------------------------------
                                   Paul A. Lehmann
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                             JOHNSON OUTDOORS INC.



I, Helen P. Johnson-Leipold, certify that:


1.    I have reviewed this quarterly report on Form 10-Q of Johnson Outdoors
      Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  /s/ Helen P. Johnson-Leipold
  -----------------------------------------------------
  Helen P. Johnson-Leipold
  Chairman and Chief Executive Officer
  February 10, 2003

                             JOHNSON OUTDOORS INC.



I, Paul A. Lehmann, certify that:


1.    I have reviewed this quarterly report on Form 10-Q of Johnson Outdoors
      Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




  /s/ Paul A. Lehmann
  -----------------------------------------------------
  Paul A. Lehmann
  Vice President and Chief Financial Officer
  February 10, 2003

                             JOHNSON OUTDOORS INC.


                 Exhibit Index to Quarterly Report on Form 10-Q




Exhibit
Number    Description
------    -----------

99.1      Certification of Chairman and CEO pursuant to 18 U.S.C.ss.1350

99.2      Certification of Vice President and CFO pursuant to 18 U.S.C.ss.1350