Form 10-Q
period 2003-03-28
JOHNSON OUTDOORS INC
filed 2003-05-12
CIK 788329

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 28, 2003

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

As of April 24, 2003, 7,194,649 shares of Class A and 1,222,647 shares of Class B common stock of the Registrant were outstanding.


================================================================================

                                                  JOHNSON OUTDOORS INC.


                                          Index                                            Page No.
-------------------------------------------------------------------------------        -----------------

PART I    FINANCIAL INFORMATION

          Item 1.      Financial Statements

                       Consolidated Statements of Operations - Three months
                       and six months ended March 28, 2003 and March 29, 2002                  1

                       Consolidated Balance Sheets - March 28, 2003,
                       September 27, 2002 and March 29, 2002                                   2

                       Consolidated Statements of Cash Flows - Six months
                       ended March 28, 2003 and March 29, 2002                                 3

                       Notes to Consolidated Financial Statements                              4

          Item 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                     9

          Item 3.      Quantitative and Qualitative Disclosures About Market Risk              16

          Item 4.      Controls and Procedures                                                 17

PART II   OTHER INFORMATION

          Item 1.      Legal Proceedings                                                       17

          Item 4.      Submission of Matters to a Vote of Security Holders                     17

          Item 6.      Exhibits and Reports on Form 8-K                                        17

                       Signatures                                                              18

                       Certifications                                                          19

                       Exhibit Index                                                           21


PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

                                             JOHNSON OUTDOORS INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)

----------------------------------------------------------------------------------------------------------------------------
(thousands, except per share data)                                  Three Months Ended                   Six Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                             March 28          March 29         March 28         March 29
                                                                 2003              2002             2003             2002
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                   $  83,265         $  97,718       $  138,160        $  157,456
Cost of sales                                                  47,072            56,977           78,284            91,425
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   36,193            40,741           59,876            66,031
----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Marketing and selling                                      19,034            20,983           33,485            35,998
    Administrative management, finance and
        information systems                                     8,372             8,001           15,806            14,933
    Research and development                                    1,638             1,643            3,163             3,258
    Amortization and write-down of intangibles                     87                93              164               176
    Profit sharing                                                938             1,073              968             1,266
    Strategic charges                                              --               690               --             1,151
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       30,069            32,483           53,586            56,782
----------------------------------------------------------------------------------------------------------------------------
Operating profit                                                6,124             8,258            6,290             9,249
Interest income                                                  (225)             (230)            (578)             (376)
Interest expense                                                1,339             1,909            2,710             3,461
Other (income) expense, net                                    (2,115)               92           (2,471)              337
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income
    taxes and cumulative effect of change in
    accounting principle                                        7,125             6,487            6,629             5,827
Income tax expense                                              2,828             2,598            2,612             2,334
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative
    effect of change in accounting principle
                                                                4,297             3,889            4,017             3,493
Gain on disposal of discontinued operations, net of
    tax of $255                                                    --               495               --               495
Cumulative effect of change in accounting principle,
    net of tax of $(2,200)                                         --                --               --           (22,876)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $   4,297         $   4,384       $    4,017        $  (18,888)
----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                   $    0.51         $    0.48       $     0.48         $    0.43
    Discontinued operations                                        --              0.06               --              0.06
    Cumulative effect of change in accounting
        principle                                                  --                --               --             (2.80)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $    0.51         $    0.54       $     0.48         $   (2.31)
----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                   $    0.50         $    0.46       $     0.47         $    0.42
    Discontinued operations                                        --              0.06               --              0.06
    Cumulative effect of change in accounting
        principle                                                  --                --               --             (2.76)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $    0.50         $    0.52       $     0.47         $   (2.28)
----------------------------------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of the consolidated financial statements.


                                             JOHNSON OUTDOORS INC.

                                         CONSOLIDATED BALANCE SHEETS
                                                 (unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                               March 28        September 27           March 29
(thousands, except share data)                                                     2003                2002               2002
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and temporary cash investments                                      $   44,821         $   100,830         $   13,794
    Accounts receivable, less allowance for doubtful accounts of
        $4,110, $4,028 and $3,662, respectively                                  71,520              39,972             76,944
    Inventories                                                                  62,655              42,231             68,378
    Deferred income taxes                                                         4,985               5,083              5,014
    Other current assets                                                          6,245               4,021              5,726
--------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                            190,226             192,137            169,856
Property, plant and equipment                                                    29,795              29,611             30,358
Deferred income taxes                                                            19,520              19,588             21,835
Intangible assets                                                                28,930              27,139             29,434
Other assets                                                                      2,822               2,810              1,012
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $  271,293         $   271,285         $  252,495
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt                 $    9,538         $     8,058         $   44,765
    Accounts payable                                                             20,715              13,589             19,210
    Accrued liabilities:
        Salaries and wages                                                        7,119               9,428              6,188
        Income taxes                                                              5,009               6,567              1,523
        Other                                                                    18,629              24,005             13,140
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        61,010              61,647             84,826
Long-term debt, less current maturities                                          68,488              80,195             78,256
Other liabilities                                                                 5,599               5,298              4,558
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                               135,097             147,140            167,640
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock: none issued                                                     --                  --                 --
    Common stock:
    Class A shares issued:
        March 28, 2003, 7,194,649;
        September 27, 2002, 7,112,155;
        March 29, 2002, 6,963,203                                                   360                 355                347
    Class B shares issued (convertible into Class A):
        March 28, 2003, 1,222,647;
        September 27, 2002, 1,222,729;
        March 29, 2002, 1,222,729                                                    61                  61                 61
    Capital in excess of par value                                               48,277              47,583             46,188
    Retained earnings                                                            92,105              88,089             61,274
    Contingent compensation                                                           5                 (22)                 7
    Accumulated other comprehensive loss:                                        (4,612)            (11,921)           (23,022)
--------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      136,196             124,145             84,855
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $  271,293         $   271,285         $  252,495
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


                                                  JOHNSON OUTDOORS INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)


----------------------------------------------------------------------------------------------------------------------------
 (thousands)                                                                                        Six Months Ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                               March 28           March 29
                                                                                                   2003               2002
----------------------------------------------------------------------------------------------------------------------------
CASH USED FOR OPERATIONS
Net income (loss)                                                                            $    4,017         $  (18,888)
Less gain from discontinued operations                                                               --                495
Less loss from cumulative effect of change in accounting principle                                   --            (22,876)
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative effect of change in accounting
    principle                                                                                     4,017              3,493
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to net cash used for operating activities of continuing operations:
        Depreciation and amortization                                                             3,981              4,472
        Deferred income taxes                                                                       139                262
Change in assets and liabilities, net of effect of businesses acquired or sold:
    Accounts receivable                                                                         (30,186)           (32,529)
    Inventories                                                                                 (18,933)            (7,915)
    Accounts payable and accrued liabilities                                                     (5,413)             4,491
    Other, net                                                                                   (5,159)            (2,156)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (51,554)           (29,387)
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                                                  --              4,982
Net additions to property, plant and equipment                                                   (3,351)            (4,150)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (3,351)               832
----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of senior notes                                                                             --             50,000
Principal payments on senior notes and other long-term debt                                      (8,000)           (11,604)
Net change in short-term debt                                                                       (38)           (12,793)
Common stock transactions                                                                           620              1,172
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (7,418)            26,775
----------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency fluctuations on cash                                                   6,314               (495)
----------------------------------------------------------------------------------------------------------------------------
Decrease in cash and temporary cash investments                                                 (56,009)            (2,275)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                             100,830             16,069
----------------------------------------------------------------------------------------------------------------------------
End of period                                                                                $   44,821         $   13,794
----------------------------------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of the consolidated financial statements.


                              JOHNSON OUTDOORS INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1    Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of March 28, 2003 and the results of operations and cash flows for the three months and six months ended March 28, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

     Because of seasonal and other factors, the results of operations for the three months and six months ended March 28, 2003 are not necessarily indicative of the results to be expected for the full year.

     All monetary amounts, other than share and per share amounts, are stated in thousands.

     Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2    Change in Accounting Principle

     Effective September 29, 2001, the Company adopted SFAS 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill.

     As required under SFAS 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill during the quarter ended December 28, 2001 totaling $22,876, net of tax ($2.76 per diluted share) and was reflected as a change in accounting principle. The write off was associated with the Watercraft ($12,900) and Diving ($10,000) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

3    Income Taxes

     The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

4    Inventories

     Inventories at the end of the respective periods consist of the following:

     ---------------------------------------------------------------------------------------------------------------
                                                        March 28             September 27                March 29
                                                            2003                     2002                    2002
     ---------------------------------------------------------------------------------------------------------------
     Raw materials                                      $  24,719               $  17,709                $  22,514
     Work in process                                        1,339                   1,072                    2,418
     Finished goods                                        39,452                  25,633                   46,537
     ---------------------------------------------------------------------------------------------------------------
                                                           65,510                  44,414                   71,469
     Less reserves                                          2,855                   2,183                    3,091
     ---------------------------------------------------------------------------------------------------------------
                                                        $  62,655               $  42,231                $  68,378
     ---------------------------------------------------------------------------------------------------------------

                              JOHNSON OUTDOORS INC.



5    Warranties

     The Company has recorded product warranty accruals of $1,947 as of March 28, 2003. The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, Accounting for Contingencies. The following table summarizes the warranty activity for the six months ended March 28, 2003.

     --------------------------------------------------------------------------------------------------------------
     Balance at September 27, 2002                                                                      $   1,571
     Expense accruals for warranties issued during the year                                                 1,144
     Less current year warranty claims paid                                                                   767
     --------------------------------------------------------------------------------------------------------------
     Balance at March 28, 2003                                                                          $   1,947
     --------------------------------------------------------------------------------------------------------------

6    Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle:

     --------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended              Six Months Ended
     --------------------------------------------------------------------------------------------------------------
                                                            March 28       March 29       March 28       March 29
                                                                2003           2002           2003           2002
     --------------------------------------------------------------------------------------------------------------
     Income from continuing operations before
          cumulative effect of change in
          accounting principle for basic and
          diluted earnings per share                       $   4,297      $   3,889      $   4,017      $   3,493
     --------------------------------------------------------------------------------------------------------------
     Weighted average common shares outstanding            8,402,851      8,173,716      8,379,135      8,171,325
     Less nonvested restricted stock                           6,895         12,803          7,813         13,498
     --------------------------------------------------------------------------------------------------------------
     Basic average common shares                           8,395,956      8,160,913      8,371,322      8,157,827
     Dilutive stock options and restricted stock             164,925        220,505        153,679        131,612
     --------------------------------------------------------------------------------------------------------------
     Diluted average common shares                         8,560,881      8,381,418      8,525,001      8,289,439
     --------------------------------------------------------------------------------------------------------------
     Basic earnings per common share from continuing
          operations before cumulative effect of
          change in accounting principle                   $    0.51      $    0.48      $    0.48      $    0.43
     Diluted earnings per common share from
          continuing operations before cumulative
          effect of change in accounting principle         $    0.50      $    0.46      $    0.47      $    0.42
     --------------------------------------------------------------------------------------------------------------

7    Stock Ownership Plans/Accounting for Stock-Based Compensation

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

     The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company's Class A common stock.

                              JOHNSON OUTDOORS INC.

     A summary of stock option activity related to the Company's plans is as follows:

     --------------------------------------------------------------------------------------------------------------
                                                                                                 Weighted Average
                                                                    Shares                         Exercise Price
     --------------------------------------------------------------------------------------------------------------
     Outstanding at September 28, 2001                           1,086,795                               $  10.20
     Granted                                                       277,755                                   7.64
     Exercised                                                    (148,952)                                 10.15
     Cancelled                                                    (151,579)                                 13.54
     --------------------------------------------------------------------------------------------------------------
     Outstanding at September 27, 2002                           1,064,019                                   9.06
     Granted                                                        20,750                                  10.36
     Exercised                                                     (67,997)                                  7.25
     Cancelled                                                     (22,721)                                 12.39
     --------------------------------------------------------------------------------------------------------------
     Outstanding at March 28, 2003                                 994,051                               $   9.12
     --------------------------------------------------------------------------------------------------------------

     Options to purchase 1,243,977 shares of common stock with a weighted average exercise price of $9.14 per share were outstanding at March 29, 2002.

     The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below was determined using the fair value method based on provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, issued in December 2002.

     --------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended              Six Months Ended
     --------------------------------------------------------------------------------------------------------------
                                                            March 28       March 29       March 28       March 29
                                                                2003           2002           2003           2002
     --------------------------------------------------------------------------------------------------------------
     Income from continuing operations before
          cumulative effect of change in accounting
          principle                                        $   4,297      $   3,889    $     4,017    $     3,493
     Total stock-based employee compensation expense
          determined under fair value method for all
          awards, net of tax                                     (79)          (137)          (144)          (259)
     --------------------------------------------------------------------------------------------------------------
     Pro forma income from continuing operations
          before cumulative effect of change in
          accounting principle                             $   4,218      $   3,752    $     3,873    $     3,234
     --------------------------------------------------------------------------------------------------------------
     Basicearnings per common share from
          continuing operations before cumulative
          effect of change in accounting principle
             As reported                                   $    0.51      $    0.48    $      0.48    $      0.43
             Pro forma                                     $    0.50      $    0.46    $      0.46    $      0.40
     Diluted earnings per common share from
          continuing operations before cumulative
          effect of change in accounting principle
             As reported                                   $    0.50      $    0.46    $      0.47    $      0.42
             Pro forma                                     $    0.50      $    0.46    $      0.46    $      0.40
     --------------------------------------------------------------------------------------------------------------

                              JOHNSON OUTDOORS INC.


8    Comprehensive Income

     Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

     Comprehensive income (loss) for the respective periods consists of the following:

      --------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended              Six Months Ended
      --------------------------------------------------------------------------------------------------------------
                                                             March 28       March 29       March 28       March 29
                                                                 2003           2002           2003           2002
      --------------------------------------------------------------------------------------------------------------
      Net income (loss)                                     $   4,297      $   4,384    $     4,017    $   (18,888)
      Translation adjustment                                    1,320           (452)         7,309         (3,684)
      --------------------------------------------------------------------------------------------------------------
      Comprehensive income (loss)                           $   5,617      $   3,932    $    11,326    $   (22,572)
      --------------------------------------------------------------------------------------------------------------

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

                              JOHNSON OUTDOORS INC.


     A summary of the Company's operations by business unit is presented below:

     --------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                   Six Months Ended
     --------------------------------------------------------------------------------------------------------------
                                                   March 28          March 29          March 28         March 29
                                                       2003              2002              2003             2002
     --------------------------------------------------------------------------------------------------------------
     Net sales:
         Outdoor equipment:
             Unaffiliated customers              $   18,809        $   32,815        $   30,666       $   55,530
             Interunit transfers                         11                13                44               23
         Motors:
             Unaffiliated customers                  27,088            25,545            41,817           38,037
             Interunit transfers                        243               204               520              265
         Watercraft:
             Unaffiliated customers                  19,599            21,945            31,333           32,648
             Interunit transfers                        350               154               525              187
         Diving:
             Unaffiliated customers                  17,673            17,469            34,132           31,292
             Interunit transfers                         13                --                29               --
         Other                                           96               (56)              212              (51)
         Eliminations                                  (617)             (371)           (1,118)            (475)
     --------------------------------------------------------------------------------------------------------------
                                                 $   83,265        $   97,718        $  138,160       $  157,456
     --------------------------------------------------------------------------------------------------------------
     Operating profit (loss):
         Outdoor equipment                       $    3,039        $    4,867        $    4,440       $    7,453
         Motors                                       4,296             3,190             5,873            3,740
         Watercraft                                  (1,111)              842            (3,040)            (506)
         Diving                                       3,157             2,508             5,183            3,992
         Other                                       (3,257)           (3,149)           (6,166)          (5,430)
     --------------------------------------------------------------------------------------------------------------
                                                 $    6,124        $    8,258        $    6,290       $    9,249
     --------------------------------------------------------------------------------------------------------------
     Identifiable assets (end of period):
         Outdoor equipment                                                           $   28,855       $   55,075
         Motors                                                                          41,738           36,411
         Watercraft                                                                      74,379           66,765
         Diving                                                                          87,409           71,596
         Other                                                                           38,912           22,648
     --------------------------------------------------------------------------------------------------------------
                                                                                     $  271,293       $  252,495
     --------------------------------------------------------------------------------------------------------------

11   LITIGATION

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

     On February 21, 2003, the competition department of the European Commission initiated formal proceedings in a case concerning certain provisions in the former distribution arrangements of the Company's European Scubapro/Uwatec subsidiaries. The Company is currently reviewing the Commission's initial views. The Company has been and will respond accordingly, aggressively pursuing its position. At this preliminary stage in the procedure, the Commission has indicated that it is considering imposing an unspecified fine on the Company and its European Scubapro/Uwatec subsidiaries. The Company cannot currently predict the outcome of the investigation.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and six months ended March 28, 2003 and March 29, 2002. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 2002 Annual Report on Form 10-K.


Forward Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements," intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company "expects," "believes" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns, actions of companies that compete with the Company, the Company's success in managing inventory, movements in foreign currencies or interest rates, the success of suppliers and customers, the ability of the Company to deploy its capital successfully, unanticipated outcomes related to outstanding litigation matters and the European Commission investigation, and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q and the Company undertakes no obligations to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Non-GAAP Financial Measures

Included in this Form 10-Q are certain non-GAAP financial measures related to the Company's results excluding the Jack Wolfskin business, which was sold in the fourth quarter of fiscal 2002. The Company believes that excluding the Jack Wolfskin business is useful to the readers of this Form 10-Q because it provides comparable year over year financial information to evaluate performance of the Company's underlying and continuing business. The presentation of the non-GAAP financial information should not be considered in isolation or in lieu of the results prepared in accordance with GAAP, but should be considered in conjunction with these results.


Results of Operations

Net sales for the three months ended March 28, 2003 totaled $83.3 million, a decrease of 14.8% or $14.4 million, compared to $97.7 million in the three months ended March 29, 2002. Excluding the results of the Company's Jack Wolfskin subsidiary, which was sold in the fourth quarter of the prior year, sales of the Company's continuing business increased $1.6 million, or 1.8%, for the quarter over the prior year. A reconciliation of the Company's sales excluding Jack Wolfskin to sales as reported in the statement of operations is set forth below. Foreign currency translations favorably impacted quarterly sales by $2.7 million. Three of the Company's continuing business units had sales growth over the prior year. The Outdoor Equipment business as a whole saw sales decline $14.0 million, or 42.7%. This year over year decline for the quarter is directly attributable to the disposition of the Company's Jack Wolfskin subsidiary. Sales for the continuing portion of the Company's Outdoor Equipment business increased $2.0 million, or 11.6%, to $18.8 million. Military sales in the current fiscal year contributed to these results; however, the Company does not necessarily expect the same level of growth in this channel in future years. The Motors business sales increased $1.6 million, or 6.1%, to $27.3 million as a result of strength in new products as well as continued market share gains. The Diving business sales increased $0.2 million, or 1.2%, to $17.7 million helped by the strengthening of the Euro against the U.S. Dollar. The Watercraft business sales declined $2.1 million, or 9.7%, to $19.9 million. The Watercraft business has experienced continued market softness. For the quarter, these soft market conditions were compounded by an operating issue associated with system integration at one of the Watercraft business locations.

Net sales for the six months ended March 28, 2003 totaled $138.2 million, a decrease of 12.3% or $19.3 million, compared to $157.5 million in the six months ended March 29, 2002. Excluding the results of the Company's Jack Wolfskin subsidiary, which was sold in the fourth quarter of the prior year, sales of the Company's continuing business increased $8.6 million, or 6.7%, year-to-date over the prior year. Foreign currency translations favorably impacted year-to-date sales by $3.8 million. Three of the Company's continuing business units had sales growth over the prior year. The Outdoor Equipment business as a whole saw sales decline $24.8 million, or 44.7%. This decline is directly attributable to the disposition of the Company's Jack Wolfskin subsidiary. Sales for the continuing portion of the Company's Outdoor Equipment business increased $3.1 million, or 11.4%, to $30.4 million mainly as a result of strength in military sales. The Motors business sales increased $4.0 million, or 10.5%, to $42.3 million as a result of strength in new products as well as continued market share gains. The Diving business sales increased $2.9 million, or 9.2%, to $34.2 million as a result of new product sales as well as currency impacts helped by the strengthening of the Euro against the U.S. Dollar. The Watercraft business sales declined $1.0 million, or 3.0%, to $31.9 million, primarily related to the current quarter shortfall.

Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were higher for the three months and six months ended March 28, 2003 as compared to the corresponding period of the prior year. The Diving business was favorably impacted by foreign currency movements. Excluding the impact of fluctuations in foreign currencies, net sales for the Company's continuing businesses decreased 1.4% for the three months ended March 28, 2003 and increased 3.8% for the six months ended March 28, 2003.

Gross profit as a percentage of sales was 43.5% for the three months ended March 28, 2003 compared to 41.7% in the corresponding period in the prior year. Margins in the Diving, Outdoor Equipment and Motors businesses were improved over the prior year, while the Watercraft business saw margins decline by 4.4 percentage points due to continued market softness. The Motors business improved margins by 3.0 percentage points over the year ago quarter primarily from new products and product mix. The Diving business improved margins by 7.5 percentage points over the year ago quarter, primarily through manufacturing efficiencies and currency gains. Forecasting for the Diving business remains difficult in light of the impact of the war in Iraq and uncertainty relating to the timing of the economic recovery.

Gross profit as a percentage of sales was 43.3% for the six months ended March 28, 2003 compared to 41.9% in the corresponding period in the prior year. Margin improvements in the Motors and Diving businesses helped to offset declines in margins in the Outdoor Equipment and Watercraft businesses.

The Company recognized operating profit of $6.1 million for the three months ended March 28, 2003 compared to an operating profit of $8.3 million for the corresponding period of the prior year. On a continuing business basis operating profit rose 8.0% from the corresponding period a year ago.

For the six months ended March 28, 2003 operating profit declined when compared to the prior year period at $6.3 million versus $9.2 million. On a continuing business basis operating profit rose 19.6% from the corresponding period a year ago. Strong gross profits in the Motors and Diving businesses drove the increase in operating profits. Watercraft operating profit was substantially below prior year, due to soft market conditions and operating issues associated with the implementation of a new operating system.

Interest expense totaled $1.3 million for the three months ended March 28, 2003 compared to $1.9 million for the corresponding period of the prior year. In the current year, the Company benefited from reductions in overall debt due to reductions in working capital. In addition, the Company benefited from declining interest rates on the floating rate facilities. Interest expense totaled $2.7 million for the six months ended March 28, 2003 compared to $3.5 million for the corresponding period of the prior year.

The Company's other income of $2.1 million for the three months ended March 28, 2003 resulted primarily from the currency gains on the settlement of an intercompany loan related to the sale of Jack Wolfskin.

The Company's effective tax rate for the six months ended March 28, 2003 was 39.7%, down from 40.1% for the corresponding period of the prior year, primarily due to the geographic mix of earnings.

The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $4.3 million in the three months ended March 28, 2003, compared to income of $3.9 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $0.50 for the three months ended March 28, 2003 compared to $0.46 in the prior year. The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $4.0 million in the six months ended March 28, 2003, compared to income of $3.5 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $0.47 for the six months ended March 28, 2003 compared to $0.42 in the prior year.


Discontinued Operations

The Company recognized a gain from discontinued operations of $0.5 million, net of tax ($0.06 per diluted share), for the three months ended March 29, 2002 related to the final accounting for the sale of the Company's Fishing business.


Change in Accounting Principle

Effective September 29, 2001, the Company adopted SFAS 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill.

As required under SFAS 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill during the quarter ended December 28, 2001 totaling $22.9 million, net of tax ($2.76 per diluted share) and was reflected as a change in accounting principle. The write off was associated with the Watercraft ($12.9 million) and Diving ($10.0 million) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.


Net Income (Loss)

Net income for the three months ended March 28, 2003 was $4.3 million, or $0.50 per diluted share, compared to $4.4 million, or $0.52 per diluted share, for the corresponding period of the prior year.

Net income for the six months ended March 28, 2003 was $4.0 million, or $0.47 per diluted share, compared to a loss of $18.9 million, or $2.28 per diluted share, for the corresponding period of the prior year.

Results on a Continuing Business Basis

The following tables show second quarter and year-to-date comparisons of as reported results and results from continuing business basis for the Company.

Second Quarter Comparisons - As Reported and on Continuing Business Basis (Amounts in millions, except per share data)

--------------------------------------------------------------------------------------------------------------------
                                  Three Months Ended March 28, 2003            Three Months Ended March 29, 2002
--------------------------------------------------------------------------------------------------------------------
                                    As             Jack  Continuing              As           Jack    Continuing
                              Reported         Wolfskin    Business(1)     Reported       Wolfskin      Business(1)
--------------------------------------------------------------------------------------------------------------------
Net sales                       $ 83.3         $    -        $ 83.3          $ 97.7         $ 16.0        $ 81.7
Gross profit                      36.2              -          36.2            40.7            6.7          34.0
Operating profit                   6.1              -           6.1             8.3            2.6           5.7
Income (2)                         4.3              -           4.3             3.9            1.7           2.2
Earnings per share (2)          $ 0.50         $    -        $ 0.50          $ 0.46         $ 0.20        $ 0.26
--------------------------------------------------------------------------------------------------------------------

(1) Continuing Business for the second quarter of both years excludes results from the Jack Wolfskin operation, which was sold in the fourth quarter of fiscal 2002, but was not treated as a discontinued operation according to GAAP.
(2) Income and earnings per share are from continuing operations.

Six Month Comparisons - As Reported and on Continuing Business Basis (Amounts in millions, except per share data)

--------------------------------------------------------------------------------------------------------------------
                                  Six Months Ended March 28, 2003            Six Months Ended March 29, 2002
--------------------------------------------------------------------------------------------------------------------
                                    As             Jack  Continuing              As           Jack    Continuing
                              Reported         Wolfskin    Business(1)     Reported       Wolfskin      Business(1)
--------------------------------------------------------------------------------------------------------------------
Net sales                     $  138.2        $   0.4      $  137.8         $ 157.5         $ 28.3      $  129.2
Gross profit                      59.9             -           59.9            66.0           11.4          54.6
Operating profit (loss)            6.3           (0.1)          6.4             9.2            3.9           5.3
Income (loss) (2)                  4.0           (0.1)          4.1             3.5            2.4           1.1
Earnings (loss) per
    share (2)                 $   0.47        $  (0.01)    $   0.48         $  0.42         $ 0.29      $   0.13
--------------------------------------------------------------------------------------------------------------------

 (1)Continuing Business for the six months of both years excludes results from the Jack Wolfskin operation, which was sold in the fourth quarter of fiscal 2002, but was not treated as a discontinued operation according to GAAP.
(2) Income and earnings per share are from continuing operations before cumulative effect of change in accounting principle.

The following tables show second quarter and year to date comparisons of as reported results and results from a continuing business basis for the Outdoor Equipment business unit.

Outdoor Equipment Segment
Second Quarter Comparisons - As Reported and on Continuing Business Basis (Amounts in millions)

--------------------------------------------------------------------------------------------------------------------
                                  Three Months Ended March 28, 2003            Three Months Ended March 29, 2002
--------------------------------------------------------------------------------------------------------------------
                                    As             Jack  Continuing              As           Jack    Continuing
                              Reported         Wolfskin    Business(1)     Reported       Wolfskin      Business(1)
--------------------------------------------------------------------------------------------------------------------
Net sales                     $   18.8        $     -      $   18.8         $  32.8         $ 16.0      $   16.8
Operating profit (loss)            3.0              -           3.0             4.9            2.6           2.3
--------------------------------------------------------------------------------------------------------------------

(1) Continuing Business for the second quarter of both years excludes results from the Jack Wolfskin operation, which was sold in the fourth quarter of fiscal 2002, but was not treated as a discontinued operation according to GAAP.

Outdoor Equipment Segment
Six Month Comparisons - As Reported and on Continuing Business Basis (Amounts in millions)

--------------------------------------------------------------------------------------------------------------------
                                  Six Months Ended March 28, 2003            Six Months Ended March 29, 2002
--------------------------------------------------------------------------------------------------------------------
                                    As             Jack  Continuing              As           Jack    Continuing
                              Reported         Wolfskin    Business(1)     Reported       Wolfskin      Business(1)
--------------------------------------------------------------------------------------------------------------------
Net sales                     $   30.7        $   0.4      $   30.3         $  55.6         $ 28.3      $   27.3
Operating profit (loss)            4.4           (0.1)          4.5             7.5            3.9           3.6
--------------------------------------------------------------------------------------------------------------------

 (1)Continuing Business for the six months of both years excludes results from the Jack Wolfskin operation, which was sold in the fourth quarter of fiscal 2002, but was not treated as a discontinued operation according to GAAP.

Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.


                                   Operations

Cash flows used for operations totaled $51.6 million for the six months ended March 28, 2003 and $30.0 million for the corresponding period of the prior year.

Accounts receivable seasonally increased $30.2 million for the six months ended March 28, 2003, compared to an increase of $32.5 million in the year ago period. Inventories seasonally increased by $18.9 million for the six months ended March 28, 2003 compared to an increase of $7.9 million in the prior year period. The additional build in the current year is primarily related to operational issues in the Watercraft segment and timing of orders in the Outdoor Equipment business. The Company believes it is producing products at levels adequate to meet expected consumer demand for the upcoming outdoor season.

Accounts payable and accrued liabilities decreased $5.4 million for the six months ended March 28, 2003 versus an increase of $4.5 million for the corresponding period of the prior year.

Depreciation and amortization charges were $4.0 million for the six months ended March 28, 2003 and $4.5 million for the corresponding period of the prior year.


                              Investing Activities

Cash used for investing activities totaled $3.4 million for the six months ended March 28, 2003 versus cash provided by investing activities of $0.8 million for the corresponding period of the prior year.

Expenditures for property, plant and equipment were $3.4 million for the six months ended March 28, 2003 and $2.4 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 2003, capitalized expenditures are anticipated to approach $10.0 million. These expenditures are expected to be funded by working capital or existing credit facilities. The Company sold its former headquarters facility to a related party in the first quarter of the prior year. Proceeds from the sale were $5.0 million.


                              Financing Activities

Cash flows used for financing activities totaled $7.4 million for the six months ended March 28, 2003 versus cash provided by financing activities of $26.8 million for the corresponding period of the prior year. The Company made principal payments on senior notes of $8.0 million in the current year and $11.6 million in the prior year. The Company consummated a private placement of long-term debt totaling $50.0 million during the first quarter of the prior year. Proceeds from the debt were used to reduce outstanding indebtedness under the Company's primary revolving credit facility.

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

On February 21, 2003, the competition department of the European Commission initiated formal proceedings in a case concerning certain provisions in the former distribution arrangements of the Company's European Scubapro/Uwatec subsidiaries. The Company is currently reviewing the Commission's initial views. The Company has been and will respond accordingly, aggressively pursuing its position. At this preliminary stage in the procedure, the Commission has indicated that it is considering imposing an unspecified fine on the Company and its European Scubapro/Uwatec subsidiaries. The Company cannot currently predict the outcome of the investigation.


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


                               Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company's foreign operations, as reported in the Company's Consolidated Financial Statements, increase or decrease, accordingly. The Company may mitigate a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies.


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


                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in foreign exchange rates or market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are currency swaps and fixed rate debt. The calculations do not include the underlying foreign exchange positions that are hedged by these market risk sensitive instruments. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 10% movement in foreign currencies and a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at March 28, 2003:

--------------------------------------------------------------------------
(millions)                                            Estimated Impact on
--------------------------------------------------------------------------
                                                          Earnings Before
                                         Fair Value          Income Taxes
--------------------------------------------------------------------------
Interest rate instruments                      $1.9                  $0.8
--------------------------------------------------------------------------

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


                       Goodwill and Intangible Impairment

In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On September 29, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. As a result of this analysis, the Company recorded a goodwill impairment charge of $22.9 million, net of tax, in the first quarter of fiscal 2002.


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


PART II   OTHER INFORMATION


Item 1.   Legal Proceedings

On February 21, 2003, the competition department of the European Commission initiated formal proceedings in a case concerning certain provisions in the former distribution arrangements of the Company's European Scubapro/Uwatec subsidiaries. The Company is currently reviewing the Commission's initial views. The Company has been and will respond accordingly, aggressively pursuing its position. At this preliminary stage in the procedure, the Commission has indicated that it is considering imposing an unspecified fine on the Company and its European Scubapro/Uwatec subsidiaries. The Company cannot currently predict the outcome of the investigation.


Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting on February 19, 2003, the shareholders voted to elect the following individuals as directors for terms that expire at the next annual meeting:

-------------------------------------------------------------------------------------------------------------------
                                              Votes Cast For             Votes Withheld          Broker Non-Votes
-------------------------------------------------------------------------------------------------------------------
Class A Directors:
    Terry E. London                                6,674,777                    124,956                         0
    John M. Fahey, Jr.                             6,674,762                    124,971                         0
Class B Directors:
    Samuel C. Johnson                              1,203,969                          0                         0
    Helen P. Johnson-Leipold                       1,203,969                          0                         0
    Thomas F. Pyle, Jr.                            1,203,969                          0                         0
    Gregory E. Lawton                              1,203,969                          0                         0
-------------------------------------------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this Form 10-Q

     10.1 Johnson Outdoors Inc. Worldwide Key Executive Phantom Share Long-Term Incentive Plan
     10.2 Johnson Outdoors Inc. Worldwide Key Executives' Discretionary
          Bonus Plan
     99.1 Certification of Chairman and CEO pursuant to 18 U.S.C.ss.1350
     99.2 Certification of Vice President and CFO pursuant to 18 U.S.C.ss.1350

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the second quarter.

                              JOHNSON OUTDOORS INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JOHNSON OUTDOORS INC.
Date: May 12, 2003
                                   /s/ Helen P. Johnson-Leipold
                                   ---------------------------------------------
                                   Helen P. Johnson-Leipold
                                   Chairman and Chief Executive Officer



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




/s/ Helen P. Johnson-Leipold
-----------------------------------------------------
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer
May 12, 2003

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




/s/ Paul A. Lehmann
-----------------------------------------------------
Paul A. Lehmann
Vice President and Chief Financial Officer
May 12, 2003

                 Exhibit Index to Quarterly Report on Form 10-Q




Exhibit
Number      Description
------      -----------

10.1 Johnson Outdoors Inc. Worldwide Key Executive Phantom Share Long-Term Incentive Plan

10.2        Johnson Outdoors Inc. Worldwide Key Executives' Discretionary
            Bonus Plan

99.1        Certification of Chairman and CEO pursuant to 18 U.S.C.ss.1350

99.2        Certification of Vice President and CFO pursuant to 18 U.S.C.ss.1350