Form 10-Q
period 2003-06-27
JOHNSON OUTDOORS INC
filed 2003-08-11
CIK 788329

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 27, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 24, 2003, 7,239,482 shares of Class A and 1,222,647 shares of Class B common stock of the Registrant were outstanding.


================================================================================

                              JOHNSON OUTDOORS INC.


                  Index                                                 Page No.
          ----------------------                                        --------

PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Statements of Operations - Three
                   months and nine months ended June 27, 2003 and
                   June 28, 2002                                           1

                   Consolidated Balance Sheets - June 27, 2003,
                   September 27, 2002 and June 28, 2002                    2

                   Consolidated Statements of Cash Flows - Nine
                   months ended June 27, 2003 and June 28, 2002            3

                   Notes to Consolidated Financial Statements              4

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     9

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                            16

          Item 4.  Controls and Procedures                                17

PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings                                      17

          Item 6.  Exhibits and Reports on Form 8-K                       17

                   Signatures                                             18

                   Exhibit Index                                          21

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements


(thousands, except per share data)                               Three Months Ended                  Nine Months Ended
                                                                 ------------------                  -----------------
                                                              June 27          June 28           June 27           June 28
                                                                 2003             2002              2003              2002
                                                           ----------       ----------        ----------        ----------
Net sales                                                  $  108,546       $  116,699        $  246,706        $  274,155
Cost of sales                                                  65,038           67,317           143,322           158,742
                                                           ----------       ----------        ----------        ----------
Gross profit                                                   43,508           49,382           103,384           115,413
                                                           ----------       ----------        ----------        ----------
Operating expenses:
    Marketing and selling                                      23,025           24,800            56,511            60,798
    Administrative management, finance and
        information systems                                     9,033            8,517            24,839            23,450
    Research and development                                    1,575            1,824             4,738             5,082
    Amortization and write-down of intangibles                     58               98               222               274
    Profit sharing                                                898            1,103             1,865             2,369
    Strategic charges                                              --               66                --             1,217
                                                           ----------       ----------        ----------        ----------
Total operating expenses                                       34,589           36,408            88,175            93,190
                                                           ----------       ----------        ----------        ----------
Operating profit                                                8,919           12,974            15,209            22,223
Interest income                                                  (135)             (88)             (713)             (464)
Interest expense                                                1,326            1,703             4,036             5,164
Other (income) expense, net                                      (644)             872            (3,115)            1,209
                                                           ----------       ----------        ----------        ----------
Income from continuing operations before income
    taxes and cumulative effect of change in
    accounting principle                                        8,372           10,487            15,001            16,314
Income tax expense                                              3,312            4,054             5,924             6,388
                                                           ----------       ----------        ----------        ----------
Income from continuing operations before cumulative
    effect of change in accounting principle
                                                                5,060            6,433             9,077             9,926
Gain on disposal of discontinued operations, net of
    tax of $255                                                    --               --                --               495
Cumulative effect of change in accounting principle,
    net of tax of $(2,200)                                         --               --                --           (22,876)
                                                           ----------       ----------        ----------        ----------
Net income (loss)                                          $    5,060       $    6,433        $    9,077        $  (12,455)
                                                           ==========       ==========        ==========        ==========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                  $     0.60       $     0.78        $     1.08        $     1.21
    Discontinued operations                                        --               --                --              0.06
    Cumulative effect of change in accounting
        principle                                                  --               --                --             (2.79)
                                                           ----------       ----------        ----------        ----------
Net income (loss)                                          $     0.60       $     0.78        $     1.08        $    (1.52)
                                                           ==========       ==========        ==========        ==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Continuing operations                                  $     0.59       $     0.75        $     1.06        $     1.18
    Discontinued operations                                        --               --                --              0.06
    Cumulative effect of change in accounting
        principle                                                  --               --                --             (2.73)
                                                           ----------       ----------        ----------        ----------
Net income (loss)                                          $     0.59       $     0.75        $     1.06        $    (1.49)
                                                           ==========       ==========        ==========        ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                             June 27        September 27            June 28
(thousands, except share data)                                                  2003                2002               2002
------------------------------                                            ----------          ----------         ----------
ASSETS
Current assets:
    Cash and temporary cash investments                                   $   62,696          $  100,830         $   27,297
    Accounts receivable, less allowance for doubtful accounts of
        $4,316, $4,028 and $4,279, respectively                               75,888              39,972             74,678
    Inventories                                                               51,606              42,231             60,718
    Deferred income taxes                                                      5,209               5,083              4,972
    Other current assets                                                       5,190               4,021              4,588
                                                                          ----------          ----------         ----------
Total current assets                                                         200,589             192,137            172,253
Property, plant and equipment                                                 30,520              29,611             29,345
Deferred income taxes                                                         19,478              19,588             21,647
Intangible assets                                                             29,459              27,139             33,698
Other assets                                                                   2,960               2,810              1,154
                                                                          ----------          ----------         ----------
Total assets                                                              $  283,006          $  271,285         $  258,097
                                                                          ==========          ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current maturities of long-term debt              $    9,591          $    8,058         $   23,233
    Accounts payable                                                          16,619              13,589             17,350
    Accrued liabilities:
        Salaries and wages                                                     8,029               9,428              8,507
        Income taxes                                                           5,192               6,567              4,775
        Other                                                                 24,859              24,005             19,576
                                                                          ----------          ----------         ----------
Total current liabilities                                                     64,290              61,647             73,441
Long-term debt, less current maturities                                       68,444              80,195             78,496
Other liabilities                                                              5,651               5,298              4,851
                                                                          ----------          ----------         ----------
Total liabilities                                                            138,385             147,140            156,788
                                                                          ----------          ----------         ----------
Shareholders' equity:
    Preferred stock: none issued                                                  --                  --                 --
    Common stock:
    Class A shares issued:
        June 27, 2003, 7,211,649;
        September 27, 2002, 7,112,155;
        June 28, 2002, 7,101,491                                                 361                 355                355
    Class B shares issued (convertible into Class A):
        June 27, 2003, 1,222,647;
        September 27, 2002, 1,222,729;
        June 28, 2002, 1,222,729                                                  61                  61                 61
    Capital in excess of par value                                            48,476              47,583             46,286
    Retained earnings                                                         97,165              88,089             67,706
    Contingent compensation                                                      (32)                (22)               (37)
    Accumulated other comprehensive loss                                      (1,410)            (11,921)           (13,062)
                                                                          ----------          ----------         ----------
Total shareholders' equity                                                   144,621             124,145            101,309
                                                                          ----------          ----------         ----------
Total liabilities and shareholders' equity                                $  283,006          $  271,285         $  258,097
                                                                          ==========          ==========         ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


(thousands)                                                                                         Nine Months Ended
-----------                                                                                         -----------------
                                                                                                June 27            June 28
                                                                                                   2003               2002
                                                                                             ----------         ----------
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income (loss)                                                                            $    9,077         $  (12,455)
Less gain from discontinued operations                                                               --                495
Less loss from cumulative effect of change in accounting principle                                   --            (22,876)
                                                                                             ----------         ----------
Income from continuing operations before cumulative effect of change in accounting
    principle                                                                                     9,077              9,926
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to net cash provided by (used for)
    operating activities of continuing operations:
        Depreciation and amortization                                                             5,844              6,809
        Deferred income taxes                                                                       (24)               240
Change in assets and liabilities, net of effect of businesses acquired or sold:
    Accounts receivable                                                                         (33,419)           (27,192)
    Inventories                                                                                  (7,010)             3,441
    Accounts payable and accrued liabilities                                                     (3,067)            13,484
    Other, net                                                                                   (6,932)            (2,445)
                                                                                             ----------         ----------
                                                                                                (35,531)             4,263
                                                                                             ----------         ----------
CASH USED FOR INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment                                                  --              4,982
Net additions to property, plant and equipment                                                   (5,612)            (6,570)
                                                                                             ----------         ----------
                                                                                                 (5,612)            (1,588)
                                                                                             ----------         ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Issuance of senior notes                                                                             --             50,000
Principal payments on senior notes and other long-term debt                                      (8,100)           (11,604)
Net change in short-term debt                                                                        29            (34,624)
Common stock transactions                                                                           806              3,055
                                                                                             ----------         ----------
                                                                                                 (7,265)             6,827
                                                                                             ----------         ----------
Effect of foreign currency fluctuations on cash                                                  10,274              1,726
                                                                                             ----------         ----------
Increase (decrease) in cash and temporary cash investments                                      (38,134)            11,228
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period                                                                             100,830             16,069
                                                                                             ----------         ----------
End of period                                                                                $   62,696         $   27,297
                                                                                             ==========         ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                              JOHNSON OUTDOORS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)
                                   (unaudited)



1    Basis of Presentation

     The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of June 27, 2003 and the results of operations and cash flows for the three months and nine months ended June 27, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

     Because of seasonal and other factors, the results of operations for the three months and nine months ended June 27, 2003 are not necessarily indicative of the results to be expected for the full year.

     All monetary amounts, other than share and per share amounts, are stated in thousands.

     Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2    Change in Accounting Principle

     Effective September 29, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill.

     As required under SFAS No. 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill during the quarter ended December 28, 2001 totaling $22,876, net of tax ($2.76 per diluted share) and was reflected as a change in accounting principle. The write off was associated with the Watercraft ($12,900) and Diving ($10,000) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

3    Income Taxes

     The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

4    Inventories

     Inventories at the end of the respective periods consist of the following:

                           June 27        September 27          June 28
                              2003                2002             2002
                         ---------           ---------        ---------
      Raw materials      $  20,467           $  17,709        $  19,344
      Work in process        1,678               1,072            2,572
      Finished goods        33,105              25,633           42,202
                         ---------           ---------        ---------
                            55,250              44,414           64,118
      Less reserves          3,644               2,183            3,400
                         ---------           ---------        ---------
                         $  51,606           $  42,231        $  60,718
                         =========           =========        =========

5    Warranties

     The Company has recorded product warranty accruals of $2,279 as of June 27, 2003. The Company provides for warranties of certain products as they are sold in accordance with SFAS No. No. 5, Accounting for Contingencies. The following table summarizes the warranty activity for the nine months ended June 27, 2003.

      Balance at September 27, 2002                                    $   1,571
      Expense accruals for warranties issued during the year               1,951
      Less current year warranty claims paid                               1,253
                                                                       ---------
      Balance at June 27, 2003                                         $   2,279
                                                                       =========

6    Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle:


                                                                 Three Months Ended             Nine Months Ended
                                                                 ------------------             -----------------
                                                              June 27        June 28        June 27         June 28
                                                                 2003           2002           2003            2002
                                                            ---------      ---------      ---------       ---------
      Income from continuing operations before
           cumulative effect of change in
           accounting principle for basic and
           diluted earnings per share                       $   5,060      $   6,433      $   9,077       $   9,926
                                                            ---------      ---------      ---------       ---------
      Weighted average common shares outstanding
                                                            8,407,335      8,227,290      8,388,534       8,189,980
      Less nonvested restricted stock                          (4,830)        (6,967)        (5,560)         (7,321)
                                                            ---------      ---------      ---------       ---------
      Basic average common shares                           8,402,505      8,220,323      8,382,974       8,182,659
      Dilutive stock options and restricted stock             176,618        340,389        161,757         201,204
                                                            ---------      ---------      ---------       ---------
      Diluted average common shares                         8,579,123      8,560,712      8,544,731       8,383,863
                                                            =========      =========      =========       =========
      Basic earnings per common share from continuing
           operations before cumulative effect of
           change in accounting principle                   $    0.60      $    0.78      $    1.08       $    1.21
      Diluted earnings per common share from
           continuing operations before cumulative
           effect of change in accounting principle         $    0.59      $    0.75      $    1.06       $    1.18
                                                            =========      =========      =========       =========

7    Stock Ownership Plans/Accounting for Stock-Based Compensation

     The Company's current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to four years from the date of grant. Stock options generally have a term of 10 years. The current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Grants of restricted shares are not significant in any year presented.

     The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company's Class A common stock.

     A summary of stock option activity related to the Company's plans is as follows:

                                                               Weighted Average
                                                   Shares        Exercise Price
                                                ---------        --------------
      Outstanding at September 28, 2001         1,086,795             $   10.20
      Granted                                     277,755                  7.64
      Exercised                                  (148,952)                10.15
      Cancelled                                  (151,579)                13.54
                                                ---------             ---------
      Outstanding at September 27, 2002         1,064,019                  9.06
      Granted                                      20,750                 10.36
      Exercised                                   (84,997)                 7.33
      Cancelled                                   (30,556)                13.93
                                                ---------             ---------
      Outstanding at June 27, 2003                969,216             $    9.07
                                                =========             =========

     Options to purchase 1,081,855 shares of common stock with a weighted average exercise price of $9.04 per share were outstanding at June 28, 2002.

     The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below was determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, issued in December 2002.


                                                                 Three Months Ended             Nine Months Ended
                                                                 ------------------             -----------------
                                                              June 27        June 28        June 27        June 28
                                                                 2003           2002           2003           2002
                                                            ---------      ---------      ---------      ---------
      Income from continuing operations before
           cumulative effect of change in accounting
           principle                                        $   5,060      $   6,433      $   9,077      $   9,926
      Total stock-based employee compensation expense
           determined under fair value method for all
           awards, net of tax                                     (67)          (109)          (211)          (367)
                                                            ---------      ---------      ---------      ---------
      Pro forma income from continuing operations
           before cumulative effect of change in
           accounting principle                             $   4,993      $   6,324      $   8,866      $   9,559
                                                            =========      =========      =========      =========
      Basic earnings per common share from continuing
           operations before cumulative effect of
           change in accounting principle
              As reported                                   $    0.60      $    0.78      $    1.08      $    1.21
              Pro forma                                     $    0.59      $    0.77      $    1.06      $    1.17
      Diluted earnings per common share from continuing
           operations before cumulative effect of change
           in accounting principle
              As reported                                   $    0.59      $    0.75      $    1.06      $    1.18
              Pro forma                                     $    0.58      $    0.74      $    1.04      $    1.14
                                                            =========      =========      =========      =========

8    Comprehensive Income

     Comprehensive income includes net income and changes in shareholders' equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income are represented primarily by the cumulative foreign currency translation adjustment.

     Comprehensive income (loss) for the respective periods consists of the following:


                                                                 Three Months Ended             Nine Months Ended
                                                                 ------------------             -----------------
                                                              June 27        June 28        June 27        June 28
                                                                 2003           2002           2003           2002
                                                            ---------      ---------      ---------      ---------
      Net income (loss)                                     $   5,060      $   6,433      $   9,077      $ (12,455)
      Translation adjustment                                    3,202          9,780         10,511          6,096
                                                            ---------      ---------      ---------      ---------
      Comprehensive income (loss)                           $   8,262      $  16,213      $  19,588      $  (6,359)
                                                            =========      =========      =========      =========

9    Discontinued Operations

     The Company recognized a gain from discontinued operations of $495, net of tax, during the nine months ended June 28, 2002 related to the final accounting for the sale of the Fishing business.

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

     A summary of the Company's operations by business unit is presented below:

                                                         Three Months Ended                  Nine Months Ended
                                                         ------------------                  -----------------
                                                     June 27           June 28           June 27          June 28
                                                        2003              2002              2003             2002
                                                  ----------        ----------        ----------       ----------
      Net sales:
          Outdoor equipment:
              Unaffiliated customers              $   25,123        $   31,706        $   55,791       $   87,236
              Interunit transfers                         25                46                68               69
          Motors:
              Unaffiliated customers                  29,577            29,552            71,394           67,589
              Interunit transfers                        244               438               764              704
          Watercraft:
              Unaffiliated customers                  31,253            33,744            62,586           66,392
              Interunit transfers                        304               105               829              292
          Diving:
              Unaffiliated customers                  22,418            21,595            56,549           52,887
              Interunit transfers                          7                11                36               11
          Other                                          175               102               386               51
          Eliminations                                  (580)             (600)           (1,697)          (1,076)
                                                  ----------        ----------        ----------       ----------
                                                  $  108,546        $  116,699        $  246,706       $  274,155
                                                  ==========        ==========        ==========       ==========
      Operating profit (loss):
          Outdoor equipment                       $    4,416        $    3,449        $    8,855       $   10,902
          Motors                                       5,454             4,283            11,327            8,023
          Watercraft                                   1,759             4,530            (1,281)           4,024
          Diving                                       1,123             3,892             6,306            7,884
          Other                                       (3,833)           (3,180)           (9,998)          (8,610)
                                                  ----------        ----------        ----------       ----------
                                                  $    8,919        $   12,974        $   15,209       $   22,223
                                                  ==========        ==========        ==========       ==========

      Identifiable assets (end of period):
          Outdoor equipment                                                           $   30,669       $   57,752
          Motors                                                                          31,791           28,440
          Watercraft                                                                      74,242           63,963
          Diving                                                                          97,548           83,386
          Other                                                                           48,756           24,556
                                                                                      ----------       ----------
                                                                                      $  283,006       $  258,097
                                                                                      ==========       ==========

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

     On February 21, 2003, the competition department of the European Commission initiated formal proceedings in a case concerning certain provisions in the former distribution arrangements of the Company's European Scubapro/Uwatec subsidiaries. The Company responded to the Commission's views at a hearing on July 1, 2003. The Company has been and will aggressively pursue its position. At this preliminary stage in the procedure, the Commission has indicated that it is considering imposing an unspecified fine on the Company and its European Scubapro/Uwatec subsidiaries. The Company cannot currently predict the outcome of the investigation.

                              JOHNSON OUTDOORS INC.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the Company's results of operations and financial condition for the three months and nine months ended June 27, 2003 and June 28, 2002. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company's 2002 Annual Report on Form 10-K.


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


Non-GAAP Financial Measures

Included in this Form 10-Q are certain non-GAAP financial measures related to the Company's results excluding the Jack Wolfskin business, which was sold in the fourth quarter of fiscal 2002. The Company believes that the non-GAAP financial information is useful to the readers of this Form 10-Q because it (a) provides comparable year over year financial information based on the Company's continuing businesses and (b) better enables the reader to evaluate the performance of these businesses. The presentation of the non-GAAP financial information should not be considered in isolation or in lieu of the results prepared in accordance with GAAP, but should be considered in conjunction with these results.


Results of Operations

Net sales for the three months ended June 27, 2003 totaled $108.5 million, a decrease of 7.0% or $8.2 million, compared to $116.7 million in the three months ended June 28, 2002. Excluding the results of the Company's Jack Wolfskin subsidiary, which was sold in the fourth quarter of fiscal 2002, sales of the Company's continuing businesses increased $4.1 million, or 3.9%, for the quarter over the prior year. A reconciliation of the Company's sales excluding Jack Wolfskin to sales as reported in the statement of operations is set forth below. Foreign currency translations favorably impacted quarterly sales by $2.9 million in the third quarter of fiscal 2003. Two of the Company's continuing business units had sales growth over the prior year. The Outdoor Equipment business as a whole saw sales decline $6.6 million, or 20.8%. This year over year decline for the quarter is directly attributable to the disposition of the Company's Jack Wolfskin subsidiary. Sales for the continuing portion of the Company's Outdoor Equipment business increased $5.6 million, or 28.9%, to $25.1 million. Military sales in the current fiscal year contributed to these results; however, the Company does not necessarily expect the same level of growth in this channel in future years. The Diving business sales increased $0.8 million, or 3.8%, to $22.4 million helped by the strengthening of the Euro against the U.S. Dollar. The Motors business sales decreased $0.2 million, or 0.6%, to $29.8 million. Although sales declined slightly, Motors continues to exhibit strength by growth in new products as well as continued market share gains. The Watercraft business sales declined $2.3 million, or 6.8%, to $31.6 million. The Watercraft business has experienced continued market softness. For the quarter, these soft market conditions were compounded by an operating issue associated with a system integration at one of the Watercraft business locations.

                              JOHNSON OUTDOORS INC.

Net sales for the nine months ended June 27, 2003 totaled $246.7 million, a decrease of 10.0%, or $27.4 million, compared to $274.2 million in the nine months ended June 28, 2002. Excluding the results of the Company's Jack Wolfskin subsidiary, which was sold in the fourth fiscal quarter of 2002, sales of the Company's continuing businesses increased $12.7 million, or 5.5%, year-to-date over the prior year. Foreign currency translations favorably impacted year-to-date sales by $6.7 million. Three of the Company's continuing business units had sales growth over the prior year. The Outdoor Equipment business as a whole saw sales decline $31.4 million, or 36.0%. This decline is directly attributable to the disposition of the Company's Jack Wolfskin subsidiary. Sales for the continuing portion of the Company's Outdoor Equipment business increased $8.7 million, or 18.7%, to $55.5 million mainly as a result of strength in military sales. The Motors business sales increased $3.9 million, or 5.7%, to $72.2 million as a result of strength in new products as well as continued market share gains. The Diving business sales increased $3.7 million, or 7.0%, to $56.6 million as a result of new product sales as well as currency impacts helped by the strengthening of the Euro against the U.S. Dollar. The Watercraft business sales declined $3.3 million, or 4.9%, to $63.4 million, primarily related to the current quarter shortfall.

The Company's current contract with the United States (U.S.) Armed Forces to produce Modular General Purpose Tent System (MGPTS) tents has expired. The Company continues to produce orders made under this contract. This contract makes up the largest portion of the Company's current military business and is a significant source of sales for the Outdoor Equipment business. The Company has submitted its final bid on a replacement contract to produce the MGPTS tents for the U.S. Armed Forces. Failure to secure a new contract would likely have a significant negative impact on the sales and operating results of the Outdoor Equipment business in future periods.

Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were higher for the three months and nine months ended June 27, 2003 as compared to the corresponding period of the prior year. The Diving business was favorably impacted by foreign currency movements. Excluding the impact of fluctuations in foreign currencies, net sales for the Company's continuing businesses increased 0.8% for the three months ended June 27, 2003 and 2.5% for the nine months ended June 27, 2003.

Gross profit as a percentage of sales was 40.1% for the three months ended June 27, 2003 compared to 42.3% in the corresponding period in the prior year. Margins in the Outdoor Equipment and Motors businesses were improved over the prior year, while the Diving and Watercraft businesses saw margins decline. The Motors business improved margins by 3.7 percentage points over the year ago quarter primarily as a result of new products and product mix. The Diving business margins declined by 4.9 percentage points over the year ago quarter, primarily related to a product recall of an Uwatec dive computer announced on July 17, 2003. Watercraft margins declined 7.9 percentage points due to continued market softness.

Gross profit as a percentage of sales was 41.9% for the nine months ended June 27, 2003 compared to 42.1% in the corresponding period in the prior year. Margin improvements in the Motors and Outdoor Equipment businesses helped to offset declines in margins in the Diving and Watercraft businesses.

The Company recognized operating profit of $8.9 million for the three months ended June 27, 2003 compared to an operating profit of $13.0 million for the corresponding period of the prior year. On a continuing business basis operating profit declined 25.9% from the corresponding period a year ago. Included in the results for the three months ended June 27, 2003 were $3.6 million of unusual charges. These charges resulted from a product recall of an Uwatec dive computer ($2.8 million) announced on July 17, 2003 and costs associated with a discontinued acquisition ($0.8 million) pursued during this fiscal year. Operating profit improvement in the Motors business, from improved margins, and in the Outdoor Equipment business, from the strength of military sales, were offset by declines in the Diving and Watercraft businesses.

For the nine months ended June 27, 2003 operating profit declined when compared to the prior year period at $15.2 million versus $22.2 million. On a continuing business basis operating profit declined 12.0% from the corresponding period a year ago. Watercraft operating profit was substantially below prior year, due to soft market conditions and operating issues associated with the implementation of a new operating system.

Interest expense totaled $1.3 million for the three months ended June 27, 2003 compared to $1.7 million for the corresponding period of the prior year. Interest expense totaled $4.0 million for the nine months ended June 27, 2003 compared to $5.2 million for the corresponding period of the prior year. In the current year, the Company benefited from reductions in overall debt and from declining interest rates on floating rate debt facilities.

                              JOHNSON OUTDOORS INC.

The Company's other income of $0.6 million for the three months ended and $3.1 million for the nine months ended June 27, 2003 resulted primarily from currency gains on the settlement of intercompany loans and an insurance reimbursement from a casualty loss due to a fire in a previous period.

The Company's effective tax rate for the nine months ended June 27, 2003 was 39.5%, up from 39.2% for the corresponding period of the prior year, primarily due to the geographic mix of earnings.

The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $5.1 million in the three months ended June 27, 2003, compared to income of $6.4 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $0.59 for the three months ended June 27, 2003 compared to $0.75 in the prior year. The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $9.1 million in the nine months ended June 27, 2003, compared to income of $9.9 million in the corresponding period of the prior year. Diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle totaled $1.06 for the nine months ended June 27, 2003 compared to $1.18 in the prior year. The previously mentioned unusual charges negatively impacted earnings by $2.5 million or $0.29 per diluted share.


Discontinued Operations

The Company recognized a gain from discontinued operations of $0.5 million, net of tax ($0.06 per diluted share), for the nine months ended June 28, 2002 related to the final accounting for the sale of the Company's Fishing business.


Change in Accounting Principle

Effective September 29, 2001, the Company adopted SFAS No. 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill.

As required under SFAS No. 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill during the quarter ended December 28, 2001 totaling $22.9 million, net of tax ($2.73 per diluted share) and was reflected as a change in accounting principle. The write off was associated with the Watercraft ($12.9 million) and Diving ($10.0 million) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.


Net Income (Loss)

Net income for the three months ended June 27, 2003 was $5.1 million, or $0.59 per diluted share, compared to $6.4 million, or $0.75 per diluted share, for the corresponding period of the prior year.

Net income for the nine months ended June 27, 2003 was $9.1 million, or $1.06 per diluted share, compared to a loss of $12.5 million, or $1.49 per diluted share, for the corresponding period of the prior year.

                              JOHNSON OUTDOORS INC.

Results on a Continuing Business Basis

The following tables show third quarter and year-to-date comparisons of as reported results and results on a continuing business basis for the Company.

Third Quarter Comparisons - As Reported and on Continuing Business Basis (Amounts in millions, except per share data)


                                      Three Months Ended June 27, 2003           Three Months Ended June 28, 2002
                                      --------------------------------           --------------------------------
                                                   Less                                        Less
                                       As          Jack     Continuing             As          Jack    Continuing
                                 Reported      Wolfskin       Business (1)   Reported      Wolfskin      Business (1)
                                 --------      --------     ----------       --------      --------    ----------
Net sales                        $  108.5      $      -     $    108.5       $  116.7      $   12.2    $    104.5
Gross profit                         43.5             -           43.5           49.4           4.9          44.5
Operating profit                      8.9             -            8.9           13.0           1.0          12.0
Net income (loss)                     5.1             -            5.1            6.4          (0.1)          6.5
Diluted earnings (loss) per
    share                        $   0.59      $      -     $     0.59       $   0.75      $  (0.01)   $     0.76
                                 ========      ========     ==========       ========      ========    ==========

(1) Continuing business for the third quarter of both years exclude results from the Jack Wolfskin operation, which was sold in the fourth quarter of fiscal 2002, but was not treated as a discontinued operation in accordance with GAAP.

Nine Month Comparisons - As Reported and on Continuing Business Basis (Amounts in millions, except per share data)


                                       Nine Months Ended June 27, 2003            Nine Months Ended June 28, 2002
                                       -------------------------------            -------------------------------
                                                   Less                                       Less
                                       As          Jack     Continuing            As          Jack     Continuing
                                 Reported      Wolfskin       Business (1)  Reported      Wolfskin       Business (1)
                                 --------      --------     ----------      --------      --------     ----------
Net sales                        $  246.7      $    0.4     $    246.3      $  274.2      $   40.6     $    233.6
Gross profit                        103.4             -          103.4         115.4          16.3           99.1
Operating profit                     15.2         (0.1)           15.1          22.2           4.8           17.4
Net Income (loss) (2)                 9.1         (0.1)            9.0           9.9           2.3            7.6
Diluted earnings (loss) per
    share (2)                    $   1.06      $ (0.01)     $     1.07      $   1.18      $   0.28     $     0.90
                                 ========      ========     ==========      ========      ========     ==========

(1) Continuing business for the nine months of both years exclude results from the Jack Wolfskin operation, which was sold in the fourth quarter of fiscal 2002, but was not treated as a discontinued operation in accordance with GAAP.

(2) Income (loss) and diluted earnings (loss) per share are from continuing operations before cumulative effect of change in accounting principle.

The following tables show third quarter and year to date comparisons of as reported results and results from a continuing business basis for the Outdoor Equipment business unit.

Outdoor Equipment Segment
Third Quarter Comparisons - As Reported and on Continuing Business Basis (Amounts in millions)


                                      Three Months Ended June 27, 2003           Three Months Ended June 28, 2002
                                      --------------------------------           --------------------------------
                                                   Less                                       Less
                                       As          Jack     Continuing            As          Jack     Continuing
                                 Reported      Wolfskin       Business (1)  Reported      Wolfskin       Business (1)
                                 --------      --------     ----------      --------      --------     ----------
Net sales                        $   25.1      $      -     $     25.1      $   31.8      $   12.2     $     19.6
Operating profit                      4.4             -            4.4           3.4           1.0            2.4
                                 ========      ========     ==========      ========      ========     ==========

(1) Continuing Business for the third quarter of both years excludes results from the Jack Wolfskin operation, which was sold in the fourth quarter of fiscal 2002, but was not treated as a discontinued operation in accordance with GAAP.

                              JOHNSON OUTDOORS INC.

Outdoor Equipment Segment
Nine Month Comparisons - As Reported and on Continuing Business Basis (Amounts in millions)

                                       Nine Months Ended June 27, 2003            Nine Months Ended June 28, 2002
                                       -------------------------------            -------------------------------
                                                   Less                                       Less
                                       As          Jack     Continuing            As          Jack     Continuing
                                 Reported      Wolfskin       Business (1)  Reported      Wolfskin       Business (1)
                                 --------      --------     ----------      --------      --------     ----------
Net sales                        $   55.9      $    0.4     $     55.5      $   87.3      $   40.6     $     46.7
Operating profit                      8.9         (0.1)            9.0          10.9           4.8            6.1
                                 ========      ========     ==========      ========      ========     ==========

(1) Continuing Business for the nine months of both years excludes results from the Jack Wolfskin operation, which was sold in the fourth quarter of fiscal 2002, but was not treated as a discontinued operation in accordance with GAAP.

Financial Condition

The following discusses changes in the Company's liquidity and capital resources related to continuing operations.


                                   Operations

Cash flows used for operations totaled $35.5 million for the nine months ended June 27, 2003 compared with $3.7 million provided by operations for the corresponding period of the prior year.

Accounts receivable seasonally increased $33.4 million for the nine months ended June 27, 2003, compared to an increase of $27.2 million in the year ago period. Inventories increased by $7.0 million for the nine months ended June 27, 2003 compared to a decrease of $3.4 million in the prior year period. The additional inventory build in the current year is primarily related to operational issues in the Watercraft segment and timing of orders in the Outdoor Equipment business. The Company believes it is producing products at levels adequate to meet expected consumer demand.

Accounts payable and accrued liabilities decreased $3.1 million for the nine months ended June 27, 2003 versus an increase of $13.5 million for the corresponding period of the prior year.

Depreciation and amortization charges were $5.8 million for the nine months ended June 27, 2003 and $6.8 million for the corresponding period of the prior year.


                              Investing Activities

Cash used for investing activities totaled $5.6 million for the nine months ended June 27, 2003 versus $1.6 million for the corresponding period of the prior year.

Expenditures for property, plant and equipment were $5.6 million for the nine months ended June 27, 2003 and $6.6 million for the corresponding period of the prior year. The Company's recurring investments are made primarily for tooling for new products and enhancements. In 2003, capitalized expenditures are anticipated to be below $10.0 million. These expenditures are expected to be funded by working capital or existing credit facilities. The Company sold its former headquarters facility to a related party in the first quarter of the prior year. Proceeds from the sale were $5.0 million.


                              Financing Activities

Cash flows used for financing activities totaled $7.3 million for the nine months ended June 27, 2003 versus cash provided by financing activities of $6.8 million for the corresponding period of the prior year. The Company made principal payments on senior notes of $8.1 million in the current year and $11.6 million in the prior year. The Company consummated a private placement of long-term debt totaling $50.0 million during the first quarter of the prior year. Proceeds from the debt were used to reduce outstanding indebtedness under the Company's primary revolving credit facility.

                              JOHNSON OUTDOORS INC.

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

On February 21, 2003, the competition department of the European Commission initiated formal proceedings in a case concerning certain provisions in the former distribution arrangements of the Company's European Scubapro/Uwatec subsidiaries. The Company responded to the Commission's views at a hearing on July 1, 2003. The Company has been and will aggressively pursue its position. At this preliminary stage in the procedure, the Commission has indicated that it is considering imposing an unspecified fine on the Company and its European Scubapro/Uwatec subsidiaries. The Company cannot currently predict the outcome of the investigation.


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


                         Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. Further, since the hedging instrument (the derivative) inversely correlates with the underlying exposure, any loss or

                              JOHNSON OUTDOORS INC.

gain in the fair value of derivatives would be generally offset by an increase or decrease in the fair value of the underlying exposures. The positions included in the calculations are fixed rate debt. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 100 basis point movement in interest rates on market risk sensitive instruments outstanding at June 27, 2003:

(millions)                                               Estimated Impact on
----------                                               -------------------
                                                      Earnings Before Income
                                  Fair Value                           Taxes
                                  ----------          ----------------------
Interest rate instruments               $1.9                            $0.8

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

                              JOHNSON OUTDOORS INC.

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


                       Goodwill and Intangible Impairment

In assessing the recoverability of the Company's goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On September 29, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and was required to analyze its goodwill for impairment issues during the first nine months of fiscal 2002, and then on a periodic basis thereafter. As a result of this analysis, the Company recorded a goodwill impairment charge of $22.9 million, net of tax, in the first quarter of fiscal 2002.


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

                              JOHNSON OUTDOORS INC.

Item 4. Controls and Procedures

(a) As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management carried out an evaluation, with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in the Company's periodic filings under the Securities Exchange Act of 1934, as amended.

(b) There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II OTHER INFORMATION


Item 1. Legal Proceedings

On February 21, 2003, the competition department of the European Commission initiated formal proceedings in a case concerning certain provisions in the former distribution arrangements of the Company's European Scubapro/Uwatec subsidiaries. The Company responded to the Commission's views at a hearing on July 1, 2003. The Company has been and will aggressively pursue its position. At this preliminary stage in the procedure, the Commission has indicated that it is considering imposing an unspecified fine on the Company and its European Scubapro/Uwatec subsidiaries. The Company cannot currently predict the outcome of the investigation.


Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this Form 10-Q

     31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     On April 24, 2003, the Company filed a Current Report on Form 8-K dated April 24, 2003 furnishing under Item 12 the Company's earnings press release for the reporting period ended March 28, 2003.

                              JOHNSON OUTDOORS INC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JOHNSON OUTDOORS INC.
Signatures Dated: August 11, 2003
                                         /s/ Helen P. Johnson-Leipold
                                         ---------------------------------------
                                         Helen P. Johnson-Leipold
                                         Chairman and Chief Executive Officer



                                         /s/ Paul A. Lehmann
                                         ---------------------------------------
                                         Paul A. Lehmann
                                         Vice President and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)

                 Exhibit Index to Quarterly Report on Form 10-Q


Exhibit
Number    Description
-------   -----------

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.