Form 10-K
period 2003-10-03
JOHNSON OUTDOORS INC
filed 2003-12-29
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2003

OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-16255

JOHNSON OUTDOORS INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1536083
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

555 Main Street, Racine, Wisconsin 53403
(Address of principal executive offices, including zip code)

(262) 631-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Class A common stock, $.05 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [    ]

        As of November 1, 2003, 7,385,661 shares of Class A and 1,222,297 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $34,070,330 on March 28, 2003. For purposes of this calculation only, shares of voting stock are deemed to have a market value of $8.90 per share, the closing price of the Class A common stock as reported on The NASDAQ Stock Market, Inc. on March 28, 2003.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [    ] No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part and Item Number of Form 10-K into which Incorporated
Johnson Outdoors Inc. Notice of Annual Meeting of	Part III, Items 10, 11, 12, 13 and 14
Shareholders and Proxy Statement for the Annual Meeting of
Shareholders to be held February 25, 2004

Forward Looking Statements

Certain matters discussed in this Form 10-K are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outstanding litigation matters and a European Commission investigation; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.   BUSINESS

Johnson Outdoors Inc. and its subsidiaries (the “Company”) design, manufacture and market outdoor recreation products in four businesses: Diving, Watercraft, Outdoor Equipment and Motors. The Company’s primary focus is innovation — meeting consumer needs with breakthrough products that stand apart from the competition and advance the Company’s strong brand names. Its subsidiaries are organized in a network that is intended to promote entrepreneurialism and leverage best practices and synergies, following the strategic vision set by senior managers and approved by the Company’s Board of Directors. The Company is controlled by Samuel C. Johnson, members of his family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.

Diving

The Company manufactures and distributes technical underwater diving products, which it sells under the SCUBAPRO and Snorkel Pro names. The Company markets a full line of underwater diving and snorkeling equipment, including regulators, stabilizing jackets, tanks, depth gauges, masks, fins, snorkels, diving electronics and other accessories. The Company is also a leading manufacturer of dive computers and other electronics sold under the Aladin and UWATEC brands. SCUBAPRO, Aladin and UWATEC products are marketed to the high quality, premium priced segment of the market via limited distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including sales, instruction, travel and repair service.

The Company focuses on maintaining SCUBAPRO, Aladin and UWATEC as the market leaders in innovation and new products. The Company maintains research and development functions both in the United States and Europe and holds hundreds of patents on proprietary products. Consumer advertising focuses on building the brand and communicating exclusive features and benefits of the SCUBAPRO UWATEC product lines. The Company’s advertising and dealer network reinforce the SCUBAPRO UWATEC brands’ position as the industry’s high quality and innovation leader. The Company advertises its equipment in diving magazines, via website and through dive specialty stores.

The Company also manufactures and markets diving buoyancy compensators under the SCUBAPRO brand.

The Company maintains manufacturing and assembly facilities in Switzerland, Mexico, Italy and Indonesia and procures a majority of its proprietary rubber and plastic products and components from third-party manufacturers.

Watercraft

The Company manufactures and markets canoes, kayaks, paddles, oars, recreational sailboats, personal flotation devices and small thermoformed recreational boats under the brand names Old Town, Carlisle Paddles, Ocean Kayak, Pacific Kayak, Canoe Sports, Necky, Escape, Extrasport, Leisure Life and Dimension.

The Company’s Old Town Canoe subsidiary produces high quality canoes, kayaks and accessories for family recreation, touring and tripping. The Company uses a patented rotational-molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid-priced range of the market. These kayaks and canoes feature stiffer and more durable hulls than higher priced boats. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood. Carlisle Paddles, a manufacturer of canoe and kayak paddles and rafting oars, supplies paddles and oars to the Company’s other watercraft businesses and also distributes directly through the accessories channels mentioned below under the Carlisle brand.

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

The Company’s kayaks, canoes and accessories are sold primarily to specialty stores and marine dealers, sporting goods stores and catalog and mail order houses such as L. L. Bean®, in the United States and Europe. Leisure Life products are sold through marine dealers and large retail chains under several brand identities.

The Company manufactures its Watercraft products in four locations in the United States, one location in Canada and in New Zealand. The Company is also active in Europe with most of the brands noted above.

The North American market for both canoes and kayaks has slowed over the past year along with the economy. The Company believes, based on industry and other data, that it has grown market share and continues to be a leading manufacturer of canoes and kayaks in the United States in both unit and dollar sales.

Outdoor Equipment

The Company's Outdoor Equipment Group's product includes Eureka! military, commercial and consumer tents and backpacks and Silva field compasses.

Eureka! consumer tents and packs compete primarily in the mid- to high-price range and are sold in the United States and Canada through independent sales representatives, primarily to sporting goods stores, catalog and mail order houses and camping and backpacking specialty stores. The Company entered the mass market segment of the category in 2003 with specifically designed tents sold through Wal-Mart stores. Marketing of the Company’s tents and backpacks is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. Although the Company’s camping tents and backpacks are produced primarily by third-party manufacturing sources, design and innovation is conducted at the Binghamton, NY business location. Eureka! camping products are sold under license in Japan and Australia as well as by distribution agreement in Europe.

Eureka! commercial tents include party tents, sold primarily to general rental stores, and other commercial tents sold directly to tent erectors. Commercial tents are manufactured by the Company in the United States. Products range from 10x10 canopies to 120’ wide pole tents and other large scale frame structures.

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military. The Company was awarded a one-year contract with four option years for the Extreme Cold Weather Tent on September 28, 2001. The Company is in the second option year and currently expects the third option year to be exercised in April 2004. The Company is operating under three additional one-year contracts from the U.S. Armed forces. Current tents in production are a lightweight, two-man combat tent for the Marine Corps; a lightweight one-person tent for the Army; and a modular, general purpose tent for the Army. During 2003, sales to the United States military accounted for 13.4% of total Company net sales. The Company was recently notified that it was not awarded a new multi-year contract for the modular general purpose tent. The Company has a significant backlog of orders under existing military contracts. In December 2003, the Company was awarded a $42.9 million urgent need military tent order. The order is for 6,500 modular general purpose tent systems to be delivered over the next 15 months. Additionally, there is potential for further volume from other contracts on which the Company is currently bidding.

Silva field compasses, which are manufactured by third parties, are marketed exclusively in North America, the area for which the Company owns Silva trademark rights.

In September 2002, the Company sold its Jack Wolfskin business (a marketer of high quality technical outdoor clothing, footwear, camping tents, backpacks, travel gear and accessories). The Company’s North American Jack Wolfskin operations were not included in the sale. The Company exited this business over the last year.

Motors

The Company manufactures, under its Minn Kota name, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company’s Minn Kota motors and related accessories are sold in the United States, Canada, Europe and the Pacific Basin through large retail store chains such as Wal-Mart, catalogs such as Bass Pro Shops and Cabelas, sporting goods specialty stores, marine distributors, and original equipment manufacturers (OEM) including Ranger® Boats, Skeeter Boats, Triton, Lowe, and Stratos/Javilin. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

The Company has the leading market share of the U.S. electric fishing motor market. While the overall motors market has generally been flat over a number of years, the Company has been able to gain share by emphasizing marketing, product innovation and original equipment manufacturer sales.

In 2002, the Company rebranded its compass line of products to Minn Kota and discontinued use of the Airguide product line. In 2003 the Company discontinued its Minn Kota compass line altogether. In 2001, the Company exited the weather and automotive instrument categories. In 2003, the Company began a concerted effort to grow in the marine charger market with several new products branded as Minn Kota. These products complement and are sold through the same channels as the Company’s Motors business.

Financial Information for Business Segments

See Note 14 to the Consolidated Financial Statements for financial information comparing each business segment.

International Operations

See Note 14 to the Consolidated Financial Statements for financial information comparing the Company’s domestic and international operations. See Note 1, subheading “Foreign Operations,” to the Consolidated Financial Statements for information respecting risks attendant to the Company’s foreign operations.

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

Watercraft: The Company primarily competes in the paddle sport segment of canoes and kayaks. Main competitors are Watermark and Confluence, both of which also make a full range of boats. These companies compete on the basis of their design, performance and quality.

Outdoor Equipment: The Company’s brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman, Jansport and private label brands. The Company also competes with the specialty companies such as North Face and Kelty on the basis of materials and innovative designs for consumers who want performance products priced at a value.

Motors: The main competitor in electric trolling motors is Motor Guide from Brunswick, which manufactures and sells a full range of trolling motors and accessories. Competition in this segment is focused on product quality/durability as well as product benefits and features for fishing. The main competitors in the charger market are Dual Pro from Charging Systems International, Guest from Marinco and ProMariner from Professional Mariner. Competition in this segment is focused on charging time, safety, performance and durability.

Employees

At October 3, 2003, the Company had approximately 1,300 employees. The Company considers its employee relations to be excellent. Temporary employees are utilized to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products of continuing operations totaled approximately $68.3 million at October 3, 2003 and $34.8 million at September 27, 2002. For the majority of products, the Company’s businesses do not receive significant orders in advance of expected shipment dates, with the exception of the military business which contributed to the 2003 increase.

Patents, Trademarks and Proprietary Rights

The Company owns no single patent that is material to its business as a whole. However, the Company holds various patents, principally for diving products, rotational-molded canoes and electric motors, and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are discussed on the preceding pages. The Company vigorously defends its intellectual property rights.

Sources and Availability of Materials

The Company’s products are made using materials that are generally in adequate supply and are available from a variety of third-party suppliers.

The Company has an exclusive supply contract with a single vendor for materials used in its military business. Interruption or loss in the availability of this material could have an impact on sales and operating results of the Outdoor Equipment business.

Seasonality

The Company’s business is seasonal. The following table shows, for the past three fiscal years, total net sales and operating profit or loss related to continuing operations of the Company for each quarter, as a percentage of the total year.

						Year Ended
	October 3, 2003		September 27, 2002		September 28, 2001
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	17%	1%	17%	5%	17%	(23)%
March	27	53	29	42	29	42
June	34	77	34	66	33	83
September	22	(31)	20	(13)	21	(2)

	100%	100%	100%	100%	100%	100%

Executive Officers

The following list sets forth certain information, as of December 1, 2003, regarding the executive officers of the Company.

Helen P. Johnson-Leipold, age 46, became Chairman and Chief Executive Officer of the Company in March 1999. Prior to joining the Company, Ms. Johnson-Leipold was employed by S.C. Johnson & Son, Inc. (SCJ) for twelve years. From September 1998 until March 1999, Ms. Johnson-Leipold was Vice President, Worldwide Consumer Products-Marketing of SCJ.

Jervis B. Perkins, age 48, became Chief Operating Officer of the Company in January 2003. Prior to joining the Company, Mr. Perkins was employed by Brunswick Corporation for seven years, most recently as Group General Manager of the Bowling Products business beginning in February 2000. He was Executive Vice President, Sales and Marketing at Brunswick’s Mercury Marine Division from January 1998 to February 2000.

Paul A. Lehmann, age 50, became Vice President and Chief Financial Officer of the Company in May 2001. Prior to joining the Company, Mr. Lehmann was employed by Steelcase North America, Inc. (SCNA) for seven years. From October 1999 to May 2001, Mr. Lehmann was Vice President, Finance and Strategic Planning of SCNA. From June 1997 to October 1999, Mr. Lehmann was Vice President, Operations Finance of SCNA.

There are no family relationships between the above executive officers.

ITEM 2.   PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its facilities are well maintained and have capacity adequate to meet its current needs.

See Note 7 to the Consolidated Financial Statements for a discussion of lease obligations.

The Company’s principal manufacturing (identified with an asterisk) and other locations are:

Albany, New Zealand (Watercraft)	Genoa, Italy* (Diving)
Antibes, France (Diving)	Grand Rapids, Michigan* (Watercraft)
Bad Sakingen, Germany (Diving)	Grayling, Michigan* (Watercraft)
Barcelona, Spain (Diving)	Greenville, South Carolina (Watercraft)
Basingstoke, Hampshire, England (Diving)	Hallwil, Switzerland* (Diving)
Batam, Indonesia* (Diving)	Henggart, Switzerland (Diving)
Binghamton, New York* (Outdoor Equipment)	Mankato, Minnesota* (Motors)
Burlington, Ontario, Canada (Motors, Outdoor Equipment)	Mansonville, Quebec, Canada* (Watercraft)
Chatswood, Australia (Diving)	Napier, New Zealand (Watercraft)
Chi Wan, Hong Kong (Diving)	Old Town, Maine* (Watercraft)
El Cajon, California (Diving)	Tijuana, Mexico* (Motors, Diving)
Ferndale, Washington* (Watercraft)	Tokyo (Kawasaki), Japan (Diving)

The Company’s corporate headquarters is located in Racine, Wisconsin.

ITEM 3.   LEGAL PROCEEDINGS

See Note 16 to the Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter of the year ended October 3, 2003.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Certain information with respect to this item is included in Notes 10 and 11 to the Consolidated Financial Statements. The Company’s Class A common stock is traded on The NASDAQ Stock Market, Inc. under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 1, 2003, the Company had 712 holders of record of its Class A common stock and 58 holders of record of its Class B common stock. The Company has never paid, and has no current intention to pay, a dividend on its common stock.

A summary of the high and low prices for the Company’s Class A common stock during each quarter of the years ended October 3, 2003 and September 27, 2002 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
Stock prices:
High	$ 13.67	$ 9.04	$ 12.12	$ 10.49	$ 14.00	$ 20.20	$ 15.75	$ 17.32
Low	6.90	6.21	8.40	7.47	8.76	9.90	12.55	9.83
Last	10.28	7.95	8.90	9.85	13.15	16.83	13.50	10.90

ITEM 6.   SELECTED FINANCIAL DATA

A summary of the Company’s operating results and key balance sheet data for each of the years in the five-year period ended October 3, 2003 is presented below. All periods have been restated to reflect the discontinuation of the Company’s Fishing business.

					Year Ended
(thousands, except per share data)	October 3 2003	September 27 2002	September 28 2001	September 29 2000	October 1 1999
OPERATING RESULTS (1)
Net sales	$315,892	$342,532	$345,637	$354,889	$310,198
Gross profit	127,989	141,054	138,781	144,574	125,774
Operating expenses	116,376	121,303	123,063	119,855	106,261

Operating profit	11,613	19,751	15,718	24,719	19,513
Interest expense	5,165	6,630	9,085	9,799	9,565
Other expense (income), net (2)	(3,254)	(27,372)	543	(160)	(71)

Income from continuing operations before
income taxes and before cumulative
effect of change in accounting principle	9,702	40,493	6,090	15,080	10,019
Income tax expense	4,281	10,185	2,480	6,705	4,158

Income from continuing operations before
cumulative effect of change in
accounting principle	5,421	30,308	3,610	8,375	5,861
Income (loss) from discontinued operations	--	--	--	(940)	1,161
Income (loss) on disposal of discontinued
operations	--	495	--	(24,418)	--
Income (loss) from change in accounting
principle	--	(22,876)	1,755	--	--

Net income (loss)	$5,421	$7,927	$5,365	$(16,983)	$7,022

Basic earnings (loss) per common share:
Continuing operations	$0.64	$3.69	$0.44	$1.03	$0.72
Discontinued operations	--	0.06	--	(3.12)	0.15
Effect of change in accounting principle	--	(2.79)	0.22	--	--

Net income (loss)	$0.64	$0.96	$0.66	$(2.09)	$0.87

Diluted earnings (loss) per common share:
Continuing operations	$0.63	$3.59	$0.44	$1.03	$0.72
Discontinued operations	--	0.06	--	(3.12)	0.15
Effect of change in accounting principle	--	(2.71)	0.22	--	--

Net income (loss)	$0.63	$0.94	$0.66	$(2.09)	$0.87

Diluted average common shares outstanding	8,600	8,430	8,170	8,130	8,108

BALANCE SHEET DATA

Current assets (3)	$195,135	$192,137	$133,180	$144,194	$185,733
Total assets	277,657	271,285	244,913	257,971	299,025
Current liabilities (4)	50,032	53,589	36,568	46,941	45,072
Long-term debt, less current maturities	67,886	80,195	84,550	45,857	72,744
Total debt	77,473	88,253	97,535	105,319	122,071
Shareholders' equity	144,194	124,145	105,779	100,832	127,178

(1)	The year ended October 3, 2003 includes 53 weeks. All other years include 52 weeks. The Company sold its European Jack Wolfskin business during 2002; 2002 includes ten months of results from this business.

(2)	Includes gain on sale of the European Jack Wolfskin business of $27,251 in 2002.

(3)	Includes cash of $88,910 and $100,830 in 2003 and 2002, respectively, and net assets of discontinued operations of $56,114 in 1999.

(4)	Excluding short-term debt and current maturities of long-term debt.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition for the three years ended October 3, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Results of Operations

Summary consolidated financial results from continuing operations are as follows:

(millions, except per share data)	2003	2002	2001
OPERATING RESULTS (1)
Net sales	$ 315.9	$ 342.5	$ 345.6
Gross profit	128.0	141.1	138.8
Operating expenses	116.4	121.3	123.1
Operating profit	11.6	19.8	15.7
Interest expense	5.2	6.6	9.1
Gain on sale of subsidiary	--	27.3	--
Income from continuing operations before cumulative effect of
change in accounting principle	5.4	30.3	3.6
Diluted earnings per common share from continuing operations
before cumulative effect of change in accounting principle (2)	0.63	3.59	0.44

(1)	The year ended October 3, 2003 includes 53 weeks. All other years include 52 weeks. The Company sold its European Jack Wolfskin business during 2002; 2002 includes ten months of results from this business.

(2)	In 2002, the after tax gain on sale of subsidiary was $2.65 per diluted share.

2003 vs 2002

Net Sales

Net sales totaled $315.9 million in 2003 compared to $342.5 million in 2002, a decrease of 7.8% or $26.6 million. Excluding the results of the Company’s Jack Wolfskin subsidiary, which was sold in the forth quarter of 2002, sales of the Company’s continuing businesses increased 6.7% or $19.8 million over the prior year. A reconciliation of the Company’s sales excluding Jack Wolfskin to sales as reported in the Statement of Operations is set forth below. Foreign currency translations favorably impacted year-to-date sales by $8.3 million in comparison to 2002. Three of the Company’s continuing business units experienced sales growth over the prior year. The markets in which the Company’s business units participate were relatively flat versus 2002, however, the Company was able to maintain or increase its share in those markets. The Outdoor Equipment business as a whole incurred a sales decline of $33.6 million, or 31.6%. This decline is directly attributable to the disposition of the Company’s Jack Wolfskin subsidiary. Sales for the continuing portion of the Company’s Outdoor Equipment business increased $12.9 million, or 21.6%, as a result of strength in military sales. The consumer tent business continued to experience competition from the low-price mass market and private label segment of the category. The Company entered the mass market segment of the category in 2003 with specifically designed tents sold through Wal-Mart stores. The same tents will be in place for fiscal 2004. The Motors business sales increased $5.1 million, or 6.4%, to $85.7 million as a result of strength in new products as well as continued market share strength. The Diving business sales increased $5.4 million, or 7.5%, to $78.0 million as a result of new product sales as well as currency impacts aided by the strengthening of the Euro against the U.S. Dollar. The Watercraft business saw sales decline $3.9 million, or 4.7%, to $79.0 million primarily related to market softness compounded by integration and operational difficulties.

Operating Results

The Company recognized an operating profit of $11.6 million in 2003 compared to an operating profit of $19.8 million in 2002. The Jack Wolfskin operation contributed $5.0 million to operating profit in 2002. Improvements in the Motors and Outdoor Equipment businesses were offset by declines in the Diving and Watercraft businesses. Gross profit margins declined to 40.5% in 2003 from 41.2% in 2002. The Motors and Outdoor Equipment businesses improved gross margin by 3.1 and 1.6 percentage points, respectively. The Diving business had a slight gross margin improvement despite recording $1.8 million in charges related to the voluntary recall of the UWATEC Smart Pro and Smart Com diving computers. The Watercraft business drove the overall decline in gross margin due to operational inefficiencies; inventory, tooling and equipment write-offs; and operating company integration issues.

Operating expenses totaled $116.4 million, or 36.8% of sales, in 2003 compared to $121.3 million, or 35.4% of sales, in 2002. Operating expenses in 2002 included $13.4 million of expenses from the Jack Wolfskin operations. Factors that contributed to operating expense increases in 2003 included charges related to a product recall in the Diving business totaling $1.0 million, a discontinued acquisition totaling $0.8 million, reorganization in the Watercraft and Outdoor Equipment businesses of $0.7 million, and the closing of the Company’s Extrasport facility of $0.1 million.

The Outdoor Equipment business operating profit increased by $0.3 million, or 2.1%, to $12.1 million in 2003. The Company’s Jack Wolfskin subsidiary contributed $0.1 million and $4.9 million of operating profit to the Outdoor Equipment business in 2003 and 2002, respectively. The continuing Outdoor Equipment business benefited from strength in military and commercial tents, partially offset by softness in the consumer tent business. The Diving business saw operating profit decline by $1.9 million in 2003, resulting in an operating profit margin of 11.0% of sales in 2003 compared to 14.5% of sales in 2002. Improved gross profit was more than offset by charges taken during the year related to product recalls as well as other increases in operating expenses. The Motors business had operating profit of $12.0 million in 2003 compared to $8.2 million in 2002. The increase was driven by improved gross profit related to production efficiencies from higher volume, cost savings and improved pricing yield resulting from favorable changes in product mix and the impact of new products.

The Watercraft business incurred an operating loss of $9.0 million in 2003 compared to operating profits of $1.2 million in 2002. The operating loss in 2003 was primarily related to declines in gross profit due to operational inefficiencies, as well as charges related to inventory, tooling and equipment write downs of $1.7 million and costs related to the closing of the Extrasport facility of $0.8 million.

Other Income and Expenses

Interest expense decreased $1.5 million in 2003, reflecting a decline in interest rates from prior year levels primarily related to favorable positions on interest rate swap agreements the Company had in place during 2003. The Company realized currency gains of $2.8 million in 2003. In 2002, the Company recorded a pretax gain from the sale of the Jack Wolfskin business of $27.3 million.

Results from Continuing Operations

The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $5.4 million in 2003, or $0.63 per diluted share, compared to $30.3 million in 2002 or $3.59 per diluted share. Included in 2002 income from continuing operations before cumulative effect of change in accounting principle was a gain on the sale of the Jack Wolfskin business of $22.4 million, after tax, or $2.65 per diluted share. The Company recorded income tax expense of $4.3 million in 2003, an effective rate of 44.1%, compared to income tax expense of $10.2 million in 2002, an effective tax rate of 25.2%. The effective tax rate in 2003 was negatively impacted by a $0.5 million provision made to account for an ongoing income tax audit in Germany. The favorable effective tax rate in 2002 was mainly due to favorable tax treatment on the sale of the Jack Wolfskin business.

At October 3, 2003, the Company had U.S. federal operating loss carryforwards of $34.7 million, which begin to expire in 2012, as well as various state net operating loss carryforwards. The U.S. federal operating loss carryforwards are available to offset future taxable income over the next 9 to 20 years. The Company believes it will realize the deferred tax assets through the generation of future taxable income, tax planning strategies and reversals of deferred tax liabilities.

Change in Accounting Principles

Effective September 29, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill.

As required under SFAS No. 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill during the quarter ended December 28, 2001 totaling $22.9 million, net of tax ($2.76 per diluted share) and was reflected as a change in accounting principle. The write off was associated with the Watercraft ($12.9 million) and Diving ($10.0 million) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the consolidated statement of operations.

Net Income

The Company recognized net income of $5.4 million in 2003, or $0.63 per diluted share, compared to net income of $7.9 million in 2002, or $0.94 per diluted share.

2002 vs 2001

Net Sales

Net sales totaled $342.5 million in 2002 compared to $345.6 million in 2001, a decrease of 0.9%. Sales as measured in United States (U.S.) dollars were positively impacted by the effects of foreign currencies relative to the U.S. dollar in comparison to 2001. Excluding the effects of foreign currency movements, sales decreased 1.5% when compared with 2001. Sales were also impacted by the sale of the Jack Wolfskin business. In 2002, Jack Wolfskin sales were $46.8 million compared to $49.7 million in 2001. With the continued soft economy both in the U.S. and abroad, the Company saw marginal growth or even contraction in most of its markets. The Company, however, was able to maintain or increase its share in those markets. Sales were positively impacted in the Motors business from growth in this category, strong sales from new products and a recovery in the OEM market, while in the Diving business the market continued to be negatively impacted by a sluggish travel industry.

Outdoor Equipment business sales decreased 7.4% from 2001 levels. The Company’s Jack Wolfskin subsidiary contributed $46.8 million and $49.7 million in sales to the Outdoor Equipment business in 2002 and 2001, respectively. The Outdoor Equipment business benefited from sales in its military tent business, which increased 2.1% over 2001, while the commercial and consumer businesses had double digit declines. The consumer tent business is experiencing competition from the low-price mass market and private label segment of the category. Diving sales were down 9.8% from 2001, primarily related to declines in the travel industry. Declines were broad-based as all Diving operating companies in the U.S. and Europe were down versus prior year. The Motors business was very strong, with a sales increase of $16.4 million (25.0%) versus the prior year primarily due to market share gains related to strong new product sales and recovery in the OEM markets. The Watercraft business experienced continued soft markets with sales down 3% from a year ago. Sales were also impacted by transition issues related to the integration of the Necky/Ocean Kayak operations.

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

Operating expenses totaled $121.3 million, or 35.4% of sales, in 2002 compared to $123.1 million, or 35.6% of sales, in 2001. Amortization of acquisition costs were $0.4 million in 2002, compared to $5.3 million in 2001. This decline is the result of the adoption of Financial Accounting Standard Board No. 142, Goodwill and Other Intangibles (SFAS No. 142), during 2002 and a writedown of goodwill of $2.5 million related to the Company’s Airguide brand during 2001. The adoption of SFAS No. 142 ceased the amortization of goodwill, which resulted in a decrease in operating expenses of approximately $2.4 million in 2002.

The Outdoor Equipment business operating profit decreased by $0.1 million, or 1.1%, to $11.9 million in 2002 compared to $12.0 million in 2001. The Company’s Jack Wolfskin subsidiary contributed $4.9 million and $5.1 million of operating profit to the Outdoor Equipment business in 2002 and 2001, respectively. The Outdoor Equipment business benefited from strength in military tents, offset by softness in the consumer and commercial tent businesses. The Diving business saw operating profit decline by $1.1 million in 2002, in line with the sales decline. Declines in gross profit due to lower sales volume were partially offset by reductions in operating expenses resulting in an operating profit margin equal to 2001 at 14.5% of sales. The Motors business had operating profit of $8.2 million in 2002 compared to $0.2 million in 2001. The increase was driven by improved gross profit related to production efficiencies from higher volume, cost savings and improved pricing yield resulting from favorable changes in product mix and the impact of new products. In addition, 2001 contained a $2.5 million write-down of goodwill related to the Company’s Airguide brand.

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

Results from Continuing Operations

The Company recognized income from continuing operations before cumulative effect of change in accounting principle of $30.3 million in 2002 or $3.59 per diluted share, compared to $3.6 million in 2001 or $0.44 per diluted share. Included in 2002 income from continuing operations before cumulative effect of change in accounting principle was a gain on the sale of the Jack Wolfskin business of $22.4 million, after tax, or $2.65 per diluted share. The Company recorded income tax expense of $10.2 million in 2002, an effective tax rate of 25.2%. The decline in the effective tax rate (from 40.7% in 2001) is mainly due to favorable tax treatment on the sale of the Jack Wolfskin business. Excluding the impact on the effective tax rate from the sale transaction, the Company’s effective tax rate declined approximately 1.4% due to changes in the mix of earnings from jurisdictions with higher tax rates to those with lower tax rates.

Discontinued Operations

In March 2002, the Company recognized a gain from the disposal of discontinued operations of $0.5 million, net of tax, related to the final accounting on the sale of the Fishing business, which was sold in March of 2000.

Change in Accounting Principles

Effective September 29, 2001, the Company adopted SFAS No. 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill. If SFAS No. 142 had been in effect for the prior periods presented, the Company’s income from continuing operations before cumulative effect of change in accounting principle would have been $6.0 million or $0.73 per diluted share for the year ended September 28, 2001.

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

Effective September 30, 2000, the Company adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings.

The adoption of SFAS No. 133 resulted in a cumulative effect of change in accounting principle after tax gain of $1.8 million in 2001.

Net Income

The Company recognized net income of $7.9 million in 2002, or $0.94 per diluted share, compared to net income of $5.4 million in 2001, or $0.66 per diluted share.

Reconciliation of Results Adjusted for Sale of Subsidiary

The following tables show the adjusted results of the Company’s continuing businesses excluding the gain on the sale, the North America exit costs and the operating results of the Jack Wolfskin subsidiaries.

The Company reports its financial results of operations in accordance with generally accepted accounting principles (“GAAP”). The Company has also provided in this Form 10-K certain non-GAAP financial measures to complement its financial information presented in accordance with GAAP. These non-GAAP financial measures relate to the Company’s results excluding the Jack Wolfskin business, which was sold in the fourth quarter of fiscal 2002. The Company believes the non-GAAP financial information is useful to the readers of this Form 10-K because it (a) provides comparable year over year financial information based on the Company’s continuing businesses and (b) better enables the reader to evaluate the performance of these businesses.

The presentation of the non-GAAP financial information should not be considered in isolation or in lieu of the results prepared in accordance with GAAP, but should be considered in conjunction with the results prepared in accordance with GAAP

Adjusted Results of Continuing Businesses:

(thousands, except per share data)	2003	2002	2001
Net sales	$315,546	$295,718	$295,987
Gross profit	127,982	122,687	118,416
Operating profit	11,675	14,822	10,621
Income from continuing operations before cumulative
effect of change in accounting principle	5,461	5,563	798
Diluted EPS - Continuing businesses	$ 0.64	$ 0.66	$ 0.10

Reconciliation of Adjusted Results to Reported Results for 2003:

(thousands, except per share data)	As Reported Results	Jack Wolfskin	Continuing Results
Net sales	$315,892	$ 346	$315,546
Gross profit	127,989	7	127,982
Operating profit	11,613	62	11,675
Income from continuing operations before cumulative
effect of change in accounting principle	5,421	(40)	5,461
Diluted EPS	$ 0.63	$(0.01)	$ 0.64

Reconciliation of Adjusted Results to Reported Results for 2002:

(thousands, except per share data)	As Reported Results	Jack Wolfskin	Continuing Results
Net sales	$342,532	$46,814	$295,718
Gross profit	141,054	18,367	122,687
Operating profit	19,751	4,929	14,822
Income from continuing operations before cumulative
effect of change in accounting principle	30,308	24,745	5,563
Diluted EPS	$ 3.59	$ 2.93	$ 0.66

Reconciliation of Adjusted Results to Reported Results for 2001:

(thousands, except per share data)	As Reported Results	Jack Wolfskin	Continuing Results
Net sales	$345,637	$49,650	$295,987
Gross profit	138,781	20,365	118,416
Operating profit	15,718	5,097	10,621
Income from continuing operations before cumulative
effect of change in accounting principle	3,610	2,812	798
Diluted EPS	$ 0.44	$ 0.34	$ 0.10

Reconciliation of Adjusted Earnings per Diluted Share:

	2003	2002	2001
Income from continuing operations
(according to GAAP)	$ 0.63	$ 3.59	$ 0.44
Add back (subtract):
Gain on sale of Jack Wolfskin	--	(2.65)	--
Closing cost for North American Jack Wolfskin
operations	--	0.05	--
Jack Wolfskin operating results	0.01	(0.33)	(0.34)

Adjusted income from continuing businesses	$ 0.64	$ 0.66	$ 0.10

Financial Condition

The following discusses changes in the Company’s liquidity and capital resources.

Operations

The following table sets forth the Company’s working capital position related to continuing operations at the end of each of the past three years:

(millions)	2003	2002	2001
Current assets (1)	$ 195.1	$ 192.1	$ 133.2
Current liabilities (2)	50.0	53.6	36.6

Working capital (2)	$ 145.1	$ 138.5	$ 96.6

Current ratio (2)	3.9:1	3.6:1	3.6:1

(1)	2003 and 2002 include cash of $88.9 and $100.8 million, respectively.

(2)	Excludes short-term debt and current maturities of long-term debt.

Cash flows provided by (used for) operations totaled ($3.5) million in 2003, $33.8 million in 2002 and $15.5 million in 2001. Declines in accounts payable and other accrued liabilities of $8.1 million and increases in inventory of $9.0 million and accounts receivable of $1.9 million contributed to the overall cash flows used for operations in 2003. The Company’s improved profitability and working capital management, contributed to the positive cash flows in 2002. Increases in accounts payable and other accrued liabilities of $15.2 million and declines in inventory of $4.8 million contributed to the overall positive cash flows provided by operations in 2002. The changes in 2002 are exclusive of changes resulting from the disposal of the Jack Wolfskin business. Profitability and decreases in accounts receivable of $6.8 million, contributed to the positive cash flows in 2001. Decreases in accounts payable and other accrued liabilities of $11.4 million reduced the overall positive cash flows provided by operations in 2001.

Depreciation and amortization charges were $8.2 million in 2003, $9.1 million in 2002 and $13.5 million in 2001. The adoption of SFAS No. 142, which ceased the amortization of goodwill, as well as reduced capital spending accounted for the decrease in 2002 from 2001. The Company recorded a charge for impairment of goodwill of $2.5 million in 2001.

Investing Activities

Cash flows provided by (used for) investing activities were ($9.6) million, $56.8 million and ($9.6) million in 2003, 2002 and 2001, respectively. In 2002, proceeds from the sale of the Jack Wolfskin business contributed $59.3 million to the Company’s investing activities, while proceeds from the sale of the Company’s former headquarters facility contributed $5.0 million. Expenditures for property, plant and equipment were ($9.8) million in 2003, ($7.7) million in 2002 and ($9.8) million in 2001. The Company’s recurring investments are primarily related to tooling for new products, facilities and information systems improvements. In 2004, capital expenditures are anticipated to be consistent with 2003 levels. These expenditures are expected to be funded by working capital or existing credit facilities.

The Company paid, net of cash acquired, $0.6 million for two small businesses acquired in 2001.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past three years:

(millions)	2003	2002	2001
Current debt	$ 9.6	$ 8.1	$ 13.0
Long-term debt	67.9	80.2	84.5

Total debt	77.5	88.3	97.5
Shareholders' equity	144.2	124.1	105.8

Total capitalization	$ 221.7	$ 212.4	$ 203.3

Total debt to total capitalization	35.0%	41.6%	48.0%

Cash flows used for financing activities totaled $6.1 million in 2003, $8.4 million in 2002 and $7.9 million in 2001. In December 2001 the Company consummated a private placement of long-term debt totaling $50.0 million. Cash provided by the private placement debt was used to pay down short-term debt of $48.4 million in 2002. Payments on long-term debt were $8.0 million, $11.6 million and $6.8 million in 2003, 2002 and 2001, respectively.

At October 3, 2003, the Company had available unused credit facilities in excess of $76.7 million, which is believed to be adequate for its needs for the foreseeable future.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at October 3, 2003.

(millions)	Payment Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 year
Long-term debt (1)	$76,592	$ 9,587	$29,205	$27,800	$10,000
Operating lease obligations	21,056;	5,087	7,257	4,128	4,584

Total contractual obligations	$97,648	$14,674	$36,462	$31,928	$14,584

(1)	Excludes fair value adjustment of hedged debt.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at October 3, 2003 total $2.5 million.

The Company has no off-balance sheet arrangements.

Market Risk Management

The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. The Company may reduce exposure to certain of these market risks by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of a variety of derivative financial instruments. Derivatives are used only where there is an underlying exposure, not for trading or speculative purposes.

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s Consolidated Financial Statements, increase or decrease, accordingly. The Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies, however, no such transactions were entered into during 2003.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at October 3, 2003:

Estimated Impact on
(millions)	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$ 1.4	$ 0.8

The Company has outstanding $76.5 million in unsecured senior notes as of October 3, 2003. The senior notes have interest rates that range from 6.98% to 7.82% and principal payments through December 2008. The fair market value of the Company’s fixed rate debt was $86.9 million as of October 3, 2003.

In January 2002, the Company entered into interest rate swap agreements relating to a portion of the senior notes. As of October 3, 2003, the notional amount of the swaps was $38.7 million. The swap agreements effectively reduced interest rates to a range of 3.46% to 4.49% on the notional amounts. The swap agreements expire in fiscal years 2005 and 2006. The fair market value of the Company’s swap agreements was $0.9 million as of October 3, 2003.

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

Critical Accounting Policies and Estimates

The Company’s management discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and other post-retirement benefits, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed these policies with the Audit Committee of the Company’s Board of Directors.

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

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or market. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than can be used to meet future needs. Inventory reserves are estimated at the individual operating companies using standard quantitative measures based on criteria established by the Company. The Company also considers current forecast plans, as well as, market and industry conditions in establishing reserve levels. Though the Company considers these balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on reserve balances required.

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

Goodwill and Intangible Impairment

In assessing the recoverability of the Company’s goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On September 29, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and was required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. As a result of this analysis, the Company recorded a goodwill impairment charge of $22.9 million, net of tax, in the second quarter of fiscal 2002.

Warranties

The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for the fiscal years presented as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. A pro forma effect table is presented in the notes to the Company’s consolidated financial statements on net income and earnings per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003. For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective at the end of our fiscal year 2004. FIN No. 46 has not had, and is not expected to have, a significant impact on our consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included on pages F-1 to F-25.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year ended October 3, 2003 to ensure that material information relating to the Company (including consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Form 10-K was being prepared.

(b)	There were no changes in internal control over financial reporting that occurred during the quarter ended October 3, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to this item, except for certain information on executive officers (which appears at the end of Part I of this Form 10-K) is included in the Company’s Proxy Statement for its February 25, 2004 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be included in the Company’s Proxy Statement for its February 25, 2004 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference, under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” provided, however, that the subsection entitled “Election of Directors – Audit Committee Report” shall not be deemed to be incorporated herein by reference.

Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns

The Company adopted an Employee Code of Conduct (the “Code of Conduct”). The Company requires all directors, officers and employees to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires the Company’s employees to avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest.

The Company also adopted a Code of Ethics for its Chief Executive Officer, its Chief Financial Officer, its Controller and all other financial officers and executives (the “Code of Ethics”). The Code of Ethics supplements the Code of Conduct and is intended to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of conflicts of interest; full, fair, accurate, timely and understandable disclosure in the Company’s public documents; compliance with applicable laws and regulations; the prompt reporting of violations of the Code of Ethics; and accountability for adherence to the Code of Ethics. The Company has posted a copy of the Code of Ethics on the Company’s website at www.johnsonoutdoors.com. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, the Code of Ethics by posting such information on its website at www.johnsonoutdoors.com.

Further, the Company has established “whistle-blower procedures” which provide a process for the confidential and anonymous submission, receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters. These procedures provide substantial protections to employees who report Company misconduct.

ITEM 11.   EXECUTIVE COMPENSATION

Information with respect to this item is included in the Company’s Proxy Statement for its February 25, 2004 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference, under the headings “Election of Directors — Compensation of Directors” and “Executive Compensation;” provided, however, that the subsection entitled “Executive Compensation — Compensation Committee Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is included in the Company’s Proxy Statement for its February 25, 2004 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference, under the heading “Stock Ownership of Management and Others” and under the heading “Equity Compensation Plan Information.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is included in the Company’s Proxy Statement for its February 25, 2004 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference, under the heading “Certain Transactions.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is included in the Company’s Proxy Statement for its February 25, 2004 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference, under the heading “Independent Auditors’ Fees.”

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Form 10-K:

Financial Statements

Included in Item 8 of Part II of this Form 10-K are the following :
Report of Management
Reports of Independent Auditors
Consolidated Balance Sheets — October 3, 2003 and September 27, 2002
Consolidated Statements of Operations — Years ended October 3, 2003, September 27, 2002 and September 28, 2001
Consolidated Statements of Shareholders’ Equity — Years ended October 3, 2003, September 27, 2002 and September 28, 2001
Consolidated Statements of Cash Flows - Years ended October 3, 2003, September 27, 2002 and September 28, 2001
Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules are omitted because they are not applicable, are not required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Exhibits

See Exhibit Index.

Reports on Form 8-K

On July 18, 2003, the Company filed a Current Report on Form 8-K dated July 18, 2003 furnishing under Item 12 the Company’s preliminary financial results press release for the reporting period ended June 27, 2003.

On July 24, 2003, the Company filed a Current Report on Form 8-K dated July 24, 2003 furnishing under Item 12 the Company’s earnings press release for the reporting period ended June 27, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 22nd day of December 2003.

JOHNSON OUTDOORS INC.
(Registrant)
By /s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of December 2003.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)
/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Director
/s/ Samuel C. Johnson	Director
(Samuel C. Johnson)
/s/ Gregory E. Lawton	Director
(Gregory E. Lawton)
/s/ Terry E. London	Director
(Terry E. London)
/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)
/s/ Paul A. Lehmann	Vice President and Chief Financial Officer
(Paul A. Lehmann)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title
3.1	Articles of Incorporation of the Company as amended through February 17, 2000. (Filed as Exhibit 3.1(a) to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)
3.2(a)	Bylaws of the Company as amended through December 4, 2003
3.2(b)	Amendment to Bylaws of the Company dated as of December 4, 2003
4.1	Note Agreement dated October 1, 1995. (Filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended December 29, 1995 and incorporated herein by reference.)
4.2	First Amendment dated October 31, 1996 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended December 27, 1996 and incorporated herein by reference.)
4.3	Second Amendment dated September 30, 1997 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.8 to the Company's Form 10-K for the year ended October 3, 1997 and incorporated herein by reference.)
4.4	Third Amendment dated October 3, 1997 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.9 to the Company's Form 10-K for the year ended October 3, 1997 and incorporated herein by reference.)
4.5	Fourth Amendment dated January 10, 2000 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.9 to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)
4.6	Fifth Amendment dated December 13, 2001 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.6 to the Company's Form 10-K for the year ended September 27, 2002 and incorporated herein by reference.)
4.7	Consent and Amendment dated of September 6, 2002 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.7 to the Company's Form 10-K for the year ended September 27, 2002 and incorporated herein by reference.)
4.8	Note Agreement dated as of September 15, 1997. (Filed as Exhibit 4.15 to the Company's Form 10-K for the year ended October 3, 1997 and incorporated herein by reference.)
4.9	First Amendment dated January 10, 2000 to Note Agreement dated September 15, 1997. (Filed as Exhibit 4.10 to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)
4.10	Second Amendment dated December 13, 2001 to Note Agreement dated September 15, 1997. (Filed as Exhibit 4.9 to the Company's Form 10-K for the year ended September 27, 2002 and incorporated herein by reference.)
4.11	Consent and Amendment dated as of September 6, 2002 to Note Agreement dated September 15, 1997. (Filed as Exhibit 4.11 to the Company's Form 10-K for the year ended September 27, 2002 and incorporated herein by reference.)
4.12	3-Year Revolving Credit Agreement dated as of August 31, 2001. (Filed as Exhibit 4.10 to the Company's Form 10-K for the year ended September 27, 2002 and incorporated herein by reference.)
4.13	Amendment No. 1 to 3-Year Revolving Credit Agreement dated as of December 18, 2001. (Filed as Exhibit 4.11 to the Company's Form 10-K for the year ended September 27, 2002 and incorporated herein by reference.)
4.14	Note Agreement dated as of December 13, 2001. (Filed as Exhibit 4.12 to the Company's Form 10-K for the year ended September 27, 2002 and incorporated herein by reference.)
4.15	Consent and Amendment dated of September 6, 2002 to Note Agreement dated as of December 13, 2001. (Filed as Exhibit 4.15 to the Company's Form 10-K for the year ended September 27, 2002 and incorporated herein by reference.)

Exhibit	Title
9	Johnson Outdoors Inc. Class B common stock Voting Trust Agreement, dated December 30, 1993. (Filed as Exhibit 9 to the Company's Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.)
10.1	Stock Purchase Agreement, dated as of January 12, 2000, by and between Johnson Outdoors Inc. and Berkley Inc. (Filed as Exhibit 2.1 to the Company's Form 8-K dated March 31, 2000 and incorporated herein by reference.)
10.2	Amendment to Stock Purchase Agreement, dated as of February 28, 2000, by and between Johnson Outdoors Inc. and Berkley Inc. (Filed as Exhibit 2.2 to the Company's Form 8-K dated March 31, 2000 and incorporated herein by reference.)
10.3+	Johnson Outdoors Inc. Amended and Restated 1986 Stock Option Plan. (Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended July 2, 1993 and incorporated herein by reference.)
10.4	Registration Rights Agreement regarding Johnson Outdoors Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit 10.6 to the Company's Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.5	Registration Rights Agreement regarding Johnson Outdoors Inc. Class A common stock held by Mr. Samuel C. Johnson. (Filed as Exhibit 28 to the Company's Form 10-Q for the quarter ended March 29, 1991 and incorporated herein by reference.)
10.6+	Form of Restricted Stock Agreement. (Filed as Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 33-23299 and incorporated herein by reference.)
10.7+	Form of Supplemental Retirement Agreement of Johnson Diversified, Inc. (Filed as Exhibit 10.9 to the Company's Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.8+	Johnson Outdoors Retirement and Savings Plan. (Filed as Exhibit 10.9 to the Company's Form 10-K for the year ended September 29, 1989 and incorporated herein by reference.)
10.9+	Form of Agreement of Indemnity and Exoneration with Directors and Officers. (Filed as Exhibit 10.11 to the Company's Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.10	Consulting and administrative agreements with S. C. Johnson & Son, Inc. (Filed as Exhibit 10.12 to the Company's Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.11+	Johnson Outdoors Inc. 1994 Long-Term Stock Incentive Plan. (Filed as Exhibit 4 to the Company's Form S-8 Registration Statement No. 333-88091 and incorporated herein by reference.)
10.12+	Johnson Outdoors Inc. 1994 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4 to the Company's Form S-8 Registration Statement No. 333-88089 and incorporated herein by reference.)
10.13+	Johnson Outdoors Economic Value Added Bonus Plan (Filed as Exhibit 10.15 to the Company's Form 10-K for the year ended October 3, 1997 and incorporated herein by reference.)
10.14+	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)
10.15+	Share Purchase and Transfer Agreement, dated as of August 28, 2002, by and between, among others, Johnson Outdoors Inc. and an affiliate of Bain Capital Fund VII-E (UK), Limited Partnership. (Filed as Exhibit 2.1 to the Company's Form 8-K dated September 9, 2002 and incorporated herein by reference.)
10.16+	Johnson Outdoors Inc. Worldwide Key Executive Phantom Share Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Company's Form 10-Q dated March 28, 2003 and incorporated herein by reference.)

Exhibit	Title
10.17+	Johnson Outdoors Inc. Worldwide Key Executives' Discretionary Bonus Plan. (Filed as Exhibit 10.2 to the Company's Form 10-Q dated March 28, 2003 and incorporated herein by reference.)
11	Statement regarding computation of per share earnings. (Note 15 to the Consolidated Financial Statements of the Company's 2001 Form 10-K is incorporated herein by reference.)
21	Subsidiaries of the Company as of October 3, 2003.
23.1	Consent of Ernst & Young LLP.
23.2	Note Regarding Consent of Arthur Andersen LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99	Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders. Except to the extent specifically incorporated herein by reference, the Proxy Statement for the 2004 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Form 10-K. The Proxy Statement for the 2004 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under regulation 14A within 120 days after the end of the Company's fiscal year.

+ A management contract or compensatory plan or arrangement.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT

The management of Johnson Outdoors Inc. is responsible for the preparation and integrity of all financial statements and other information contained in this Form 10-K. We rely on a system of internal financial controls to meet the responsibility of providing accurate financial statements. The system provides reasonable assurances that assets are safeguarded, that transactions are executed in accordance with management’s authorization and that the financial statements are prepared on a worldwide basis in accordance with accounting principles generally accepted in the United States of America.

The financial statements for each of the years covered in this Form 10-K have been audited by independent auditors, who have provided an independent assessment as to the fairness of the financial statements, after obtaining an understanding of the Company’s systems and procedures and performing such other tests as deemed necessary.

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

/s/ Helen P. Johnson-Leipold	/s/ Paul A. Lehmann
Helen P. Johnson-Leipold	Paul A. Lehmann
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. and subsidiaries as of October 3, 2003 and September 27, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Johnson Outdoors Inc. as of September 28, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated November 8, 2001, except for Notes 5 and 17 as to which the date is December 21, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Johnson Outdoors Inc. and subsidiaries as of October 3, 2003 and September 27, 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Johnson Outdoors Inc. as of September 28, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of September 29, 2001. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As explained in Note 1 to the consolidated financial statements, effective September 29, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP
Ernst & Young LLP
Milwaukee, Wisconsin
November 14, 2003, except for Note 16, as to which the date is December 22, 2003.

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company’s Annual Report on Form 10-K for the year ended September 28, 2001. This opinion has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the consolidated balance sheet of Johnson Outdoors Inc. and subsidiaries as of September 28, 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Milwaukee, Wisconsin
November 8, 2001, except for Notes 5 and 17, as to which the date is December 21, 2001.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	October 3 2003	September 27 2002
ASSETS
Current assets:
Cash and temporary cash investments	$88,910	$100,830
Accounts receivable less allowance for doubtful
accounts of $4,214 and $4,028, respectively	43,104	39,972
Inventories	50,594	42,231
Deferred income taxes	6,392	5,083
Other current assets	6,135	4,021

Total current assets	195,135	192,137
Property, plant and equipment, net	31,023	29,611
Deferred income taxes	18,637	19,588
Intangible assets, net	29,573	27,139
Other assets	3,289	2,810

Total assets	$277,657	$271,285

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$9,587	$8,058
Accounts payable	15,627	13,589
Accrued liabilities:
Salaries and wages	8,899	9,428
Income taxes	499	6,567
Other	25,006	24,005

Total current liabilities	59,618	61,647
Long-term debt, less current maturities	67,886	80,195
Other liabilities	5,959	5,298

Total liabilities	133,463	147,140

Shareholders' equity:
Preferred stock: none issued	--	--
Common stock:
Class A shares issued:
October 3, 2003, 7,382,979;
September 27, 2002, 7,112,155	369	355
Class B shares issued (convertible into Class A shares):
October 3, 2003, 1,222,647;
September 27, 2002, 1,222,729	61	61
Capital in excess of par value	50,093	47,583
Retained earnings	93,510	88,089
Deferred compensation	(20)	(22)
Accumulated other comprehensive income (loss)	181	(11,921)

Total shareholders' equity	144,194	124,145

Total liabilities and shareholders' equity	$277,657	$271,285

        The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

			Year Ended
(thousands, except per share data)	October 3 2003	September 27 2002	September 28 2001
Net sales	$315,892	$342,532	$345,637
Cost of sales	187,903	201,478	206,856

Gross profit	127,989	141,054	138,781

Operating expenses:
Marketing and selling	74,555	78,224	78,192
Administrative management, finance and information
systems	33,438	31,929	29,138
Research and development	6,682	6,729	7,565
Amortization of acquisition costs	304	374	5,288
Profit sharing	1,397	2,340	1,432
Strategic charges	--	1,707	1,448

Total operating expenses	116,376	121,303	123,063

Operating profit	11,613	19,751	15,718
Interest income	(798)	(968)	(548)
Interest expense	5,165	6,630	9,085
Gain on sale of subsidiary	--	(27,251)	--
Other (income) expense, net	(2,456)	847	1,091

Income from continuing operations before income taxes and
cumulative effect of change in accounting principle	9,702	40,493	6,090
Income tax expense	4,281	10,185	2,480

Income from continuing operations before cumulative
effect of change in accounting principle	5,421	30,308	3,610
Income from disposal of discontinued operations, net of
income tax expense of $255	--	495	--
Income (loss) from effect of change in accounting
principle, net of income tax expense (benefit) of
$(2,200) and $845 for 2002 and 2001, respectively	--	(22,876)	1,755

Net income	$5,421	$7,927	$5,365

Basic earnings per common share:
Continuing operations	$0.64	$3.69	$0.44
Discontinued operations	--	0.06	--
Income (loss) from net effect of change in accounting
principle	--	(2.79)	0.22

Net income	$0.64	$0.96	$0.66

Diluted earnings per common share:
Continuing operations	$0.63	$3.59	$0.44
Discontinued operations	--	0.06	--
Income (loss) from net effect of change in accounting
principle	--	(2.71)	0.22

Net income	$0.63	$0.94	$0.66

        The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands)					Accumulated Other Comprehensive Income (loss)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Cumulative Translation Adjustment	Minimum Pension Liability	Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 29, 2000	$407	$44,291	$74,797	$(77)	$(18,586)	$--
Net income	--	--	5,365	--	--	--	$5,365
Issuance of restricted stock	--	50	--	(50)	--	--	--
Issuance of stock under employee
stock purchase plan	1	70	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	83	--	--	--
Translation adjustment	--	--	--	--	2,402	--	2,402
Translation adjustment recognized
in the cumulative effect of
change in accounting principle	--	--	--	--	(2,974)	--	--

BALANCE AT SEPTEMBER 28, 2001	408	44,411	80,162	(44)	(19,158)	--	$7,767

Net income	--	--	7,927	--	--	--	$7,927
Issuance of restricted stock	--	60	--	(60)	--	--	--
Exercise of stock options	7	1,735	--	--	--	--	--
Issuance of stock under employee
stock purchase plan	1	75	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	82	--	--	--
Translation adjustment	--	--	--	--	4,378	--	4,378
Translation adjustment recognized
in the gain on sale of Jack
Wolfskin subsidiary	--	--	--	--	3,057	--	--
Additional minimum pension
liability	--	--	--	--	--	(198)	(198)
Building gain	--	1,302	--	--	--	--	--

BALANCE AT SEPTEMBER 27, 2002	416	47,583	88,089	(22)	(11,723)	(198)	$12,107

Net income	--	--	5,421	--	--	--	$5,421
Issuance of restricted stock	--	50	--	(50)	--	--	--
Exercise of stock options	13	2,378	--	--	--	--	--
Issuance of stock under employee
stock purchase plan	1	82	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	52	--	--	--
Translation adjustment	--	--	--	--	12,174	--	12,174
Additional minimum pension
liability	--	--	--	--	--	(72)	(72)

BALANCE AT OCTOBER 3, 2003	$430	$50,093	$93,510	$(20)	$451	$(270)	$17,523

        The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Year Ended
(thousands)	October 3 2003	September 27 2002	September 28 2001
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$5,421	$7,927	$5,365
Less income from discontinued operations	--	495	--
Less income (loss) from cumulative effect of change in
accounting principle	--	(22,876)	1,755

Income from continuing operations before cumulative effect
of change in accounting principle	5,421	30,308	3,610
Adjustments to reconcile income from continuing operations
before cumulative effect of change in accounting
principle to net cash provided by (used for) operating
activities of continuing operations:
Depreciation and amortization	8,198	9,096	13,516
Provision for doubtful accounts receivable	1,216	1,937	2,460
Provision for inventory reserves	3,296	1,798	1,529
Deferred income taxes	(358)	4,026	(2,922)
Gain on sale of subsidiary	--	(27,251)	--
Impairment of goodwill	--	--	2,526
Change in assets and liabilities, net of effect of
businesses acquired or sold:
Accounts receivable	(1,878)	(4,488)	6,780
Inventories	(8,983)	4,821	124
Accounts payable and accrued liabilities	(8,142)	15,218	(11,391)
Other, net	(2,253)	(1,661)	(760)

	(3,483)	33,804	15,472

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of business, net of cash	--	59,295	--
Payments for purchase of businesses, net of cash acquired	--	--	(573)
Net additions to property, plant and equipment	(9,767)	(7,697)	(9,765)
Proceeds from sale of property, plant and equipment	187	5,182	730

	(9,580)	56,780	(9,608)

CASH USED FOR FINANCING ACTIVITIES
Proceeds from issuance of senior notes	--	50,000	--
Principal payments on senior notes and other long-term debt	(8,044)	(11,604)	(6,784)
Net change in short-term debt	--	(48,364)	(1,143)
Common stock transactions	1,994	1,536	71

	(6,050)	(8,432)	(7,856)

Effect of foreign currency fluctuations on cash	7,193	2,609	698
Increase (decrease) in cash and temporary cash investments	(11,920)	84,761	(1,294)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of year	100,830	16,069	17,363

End of year	$88,910	$100,830	$16,069

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

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal year ended October 3, 2003 (hereinafter 2003) comprises 53 weeks. The fiscal years ended September 27, 2002 (hereinafter 2002) and September 28, 2001 (hereinafter 2001) each comprise 52 weeks.

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

Accounts receivable

Accounts receivable are stated net of allowance for doubtful accounts. The valuation of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific identification exists, a reserve is established to value the account receivable to what is believed will be collected. For all other customers, the Company recognizes allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories attributable to continuing operations at the end of the respective years consist of the following:

	2003	2002
Raw materials	$19,009	$17,709
Work in process	2,065	1,072
Finished goods	33,362	25,633

	54,436	44,414
Less reserves	3,842	2,183

	$50,594	$42,231

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is determined by straight-line and accelerated methods over estimated useful lives, with the following ranges:

Property improvements	5-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-10 years

Upon retirement or disposition, cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operating results.

Property, plant and equipment at the end of the respective years consist of the following:

	2003	2002
Property and improvements	$1,115	$1,103
Buildings and improvements	20,623	18,920
Furniture, fixtures and equipment	83,715	80,315

	105,453	100,338
Less accumulated depreciation	74,430	70,727

	$31,023	$29,611

Impairment of Property, Plant and Equipment

The Company annually assesses, if indicators of impairment are identified, the recoverability of property, plant and equipment, primarily by determining whether the depreciation of the balance over the remaining life of the underlying assets can be recovered through projected undiscounted future operating cash flows of the related businesses. The amount of impairment, if any, is measured primarily based on the deficiency of projected discounted future operating cash flows relative to the value of the assets, using a discount rate reflecting the Company’s cost of capital, which currently approximates 10%. There was no impairment of property, plant and equipment during 2003 or 2002.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method with periods ranging from 3 to 16 years for patents, trademarks and other intangible assets. Intangible assets at the end of the respective years consist of the following:

	2003	2002
Goodwill	$42,042	$38,541
Patents, trademarks and other	4,965	4,840

	47,007	43,381
Less accumulated amortization	17,434	16,242

	$29,573	$27,139

Amortization of patents, trademarks and other intangible assets was $302, $374, and $422 for 2003, 2002 and 2001, respectively. Amortization of these intangible assets is expected to continue at consistent levels for each of the next five years.

Impairment of Goodwill and Other Intangibles

Effective September 29, 2001, the Company adopted SFAS No. 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill. If SFAS No. 142 had been in effect for the year ended September 28, 2001, the Company’s income from continuing operations before cumulative effect of change in accounting principle would have been $5,950 or $0.73 per diluted share.

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

In 2001, under the guidance prior to the adoption of SFAS No. 142, the Company recognized in operating expenses a $2,526 write-down for impaired goodwill related to the Airguide brand in the Motors business.

Warranties

The Company has recorded product warranty accruals of $3,270 as of October 3, 2003. The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, Accounting for Contingencies. The following table summarizes the warranty activity for the year ended October 3, 2003 in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness with Others.

Balance at September 27, 2002	$1,846
Expense accruals for warranties issued during the year	3,855
Less current year warranty claims paid	2,431

Balance at October 3, 2003	$3,270

Earnings per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding, adjusted for the net effect of dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle:

	2003	2002	2001
Income from continuing operations before cumulative effect of change in accounting principle for basic and diluted
earnings per share	$ 5,421	$ 30,308	$ 3,610

Weighted average shares outstanding	8,411,713	8,224,655	8,161,624
Less nonvested restricted stock	5,367	10,194	15,162

Basic average common shares	8,406,346	8,214,461	8,146,462
Dilutive stock options and restricted stock	193,816	215,308	23,277

Diluted average common shares	8,600,162	8,429,769	8,169,739

Basic earnings per common share from continuing operations
before cumulative effect of change in accounting principle	$ 0.64	$ 3.69	$ 0.44

Diluted earnings per common share from continuing operations
before cumulative effect of change in accounting principle	$ 0.63	$ 3.59	$ 0.44

Stock options that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation for 2003 and 2002 because they would have been antidilutive were 87,500 and 186,222, respectively.

Stock-Based Compensation

The Company accounts for stock options using the intrinsic value based method. Accordingly, compensation cost is generally recognized only for stock options granted with an exercise price lower than the market price on the date of grant. The Company’s practice is to grant options with an exercise price equal to the fair market value on the date of the grant. The fair value of restricted shares awarded in excess of the amount paid for such shares is recognized as compensation and is amortized over 1 to 3 years from the date of award, the period after which all restrictions generally lapse.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below was determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002.

	2003	2002	2001
Income from continuing operations before cumulative effect of
change in accounting principle	$ 5,421	$ 30,308	$ 3,610
Total stock-based employee compensation expense determined
under fair value method for all awards net of tax	(273)	(459)	(498)

Pro forma income from continuing operations before cumulative
effect of change in accounting principle	$ 5,148	$ 29,849	$ 3,112

Basic earnings per common share from continuing operations
before cumulative effect of change in accounting
principle
As reported	$ 0.64	$ 3.69	$ 0.44
Pro forma	$ 0.61	$ 3.66	$ 0.38
Diluted earnings per common share from continuing operations before cumulative effect of change in accounting
principle
As reported	$ 0.63	$ 3.59	$ 0.44
Pro forma	$ 0.60	$ 3.55	$ 0.38

For purposes of calculating pro forma operating results, the fair value of each option grant was estimated using the Black-Scholes option pricing model with an expected volatility of approximately 35-50%, a risk free rate equivalent to five year U.S. Treasury securities, an expected life of five years and no dividends. The pro forma operating results reflect only options granted after 1995. Based on these assumptions, the weighted average fair market value of options granted during the year was $5.30 in 2003, $2.90 in 2002 and $2.18 in 2001.

The Company’s employee stock purchase plan provides for the issuance of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. During 2003, 2002 and 2001, 9,585, 10,378, 13,382 shares, respectively, were issued under this plan. Shares available for purchase by employees under this plan were 56,829 at October 3, 2003.

Income Taxes

The Company provides for income taxes currently payable and deferred income taxes resulting from temporary differences between financial statement and taxable income.

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

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the U.S. during the year. At October 3, 2003, net undistributed earnings of foreign subsidiaries total approximately $106,638. The Company considers these unremitted earnings to be permanently invested abroad and no provision for federal or state taxes have been made on these amounts. In the future, if foreign earnings are returned to the U.S., provision for income taxes will be made.

The Company’s U.S. entities file a consolidated federal income tax return.

Employee Benefits

The Company and certain of its subsidiaries have various retirement and profit sharing plans. Pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. The Company’s policy is generally to fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto. Profit sharing and other retirement costs are funded at least annually.

Foreign Operations and Related Derivative Financial Instruments

The functional currencies of the Company’s foreign operations are the local currencies. Accordingly, assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange existing at the end of the year. Results of operations are translated at monthly average exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are classified as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Currency gains and losses are realized as assets and liabilities of foreign operations, denominated in other than the local currency, are first adjusted based on the denominated currency. Additionally, currency gains and losses are realized through the settlement of transactions denominated in other than local currency. The Company realized currency gains (losses) from transactions of $2,791, ($622) and ($555) for 2003, 2002 and 2001, respectively.

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

The contracts are used to hedge known foreign currency transactions on a continuing basis for periods consistent with the Company’s exposures. Beginning September 30, 2000 upon the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the effective portion of the gain or loss on the foreign currency forward contract is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss on the futures contract, if any, is recognized in current earnings during the period of changes. Adoption of these new accounting standards resulted in a cumulative after-tax gain of approximately $1.8 million and an accumulated other comprehensive loss of approximately $3.0 million in the first quarter of fiscal 2001.

At October 3, 2003 and September 27, 2002, the Company had no foreign currency contracts.

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

Advertising expense attributable to continuing operations in 2003, 2002 and 2001 totaled $14,909, $16,340 and $18,282, respectively. Capitalized costs at October 3, 2003 and September 27, 2002 totaled $772 and $726, respectively, and primarily include catalogs and costs of advertising which has not yet run for the first time.

Shipping and Handling Costs

Shipping and handling expense attributable to continuing operations included in marketing and selling expense was $11,723, $12,208 and $12,821 for 2003, 2002 and 2001, respectively.

Research and Development

Research and development costs are expensed as incurred.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. No stock-based employee compensation expense for options is reflected in net income for the fiscal years presented as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. A pro forma effect table is presented in the Stock-Based Compensation section of Note 1, which assumes the fair value recognition provisions of SFAS No. 123 would have been adopted for all options granted since fiscal 1995.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003. For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective at the end of our fiscal year 2004. FIN No. 46 has not had, and is not expected to have, a significant impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform with the current year presentation.

2   STRATEGIC CHARGES

In 2002 and 2001, the Company recorded strategic charges totaling $1,707 and $1,448, respectively.

In 2002 strategic charges included moving and other exit costs related to the relocation of manufacturing facilities in the Watercraft business and severance and closure costs increased reserves for doubtful accounts receivable and excess inventory related to the North American Jack Wolfskin closure. Severance costs included in the strategic charges totaled $150 and approximately three employees were impacted by these actions. There are no unexpended funds related to this action as of the end of 2003.

In 2001 strategic charges included severance, moving and other exit costs related primarily to the closure and relocation of manufacturing facilities in the Watercraft business. Severance costs included in the strategic charges totaled $660 and approximately 88 employees were impacted by these actions. There are no unexpended funds related to this action as of the end of 2003.

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

4   SALE OF JACK WOLFSKIN BUSINESS

In September 2002, the Company sold its Jack Wolfskin business. The sale price totaled 60,320 Euros ($59,295 U.S. dollars) after an adjustment based on net working capital of the business as finally determined. The Company recorded a gain on the sale of $22,351, after tax. In connection with the sale, the Company exited its North American Jack Wolfskin operations in 2003. The Company recorded charges amounting to $450 related to exiting these operations in fiscal year 2002.

5   SALE OF FISHING BUSINESS

In March 2002, the Company recognized a gain from discontinued operations of $495, net of tax, related to the final accounting for the sale of the Fishing business. The sale of the Fishing business occurred in March 2000.

6   INDEBTEDNESS

Short-term credit facilities provide for borrowings with interest rates set periodically by reference to market rates. Commercial paper rates are set by competitive bidding. The Company’s primary facility is a $70,000 unsecured revolving credit agreement expiring in August 2004, which includes a maximum amount of $15,000 in support of commercial paper issuance. At October 3, 2003, the Company’s interest rate on this credit agreement was LIBOR plus 100 basis points. Per the agreement, the LIBOR rate is determined based on the term of the borrowing. At October 3, 2003, the Company had no outstanding borrowings on this credit agreement. The Company has lines of credit, both foreign and domestic, totaling $81,310, of which $76,667 is available at October 3, 2003. The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at October 3, 2003 total $2,505.

Long-term debt at the end of the respective years consists of the following:

	2003	2002
2001 senior notes	$50,000	$50,000
1998 senior notes	14,800	16,800
1996 senior notes	11,700	17,700
Other long-term notes	92	1,988

	76,592	86,488
Fair value adjustment of hedged debt	881	1,765

	77,473	88,253
Less current maturities	9,587	8,058

	$67,886	$80,195

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

In 1996, the Company issued unsecured senior notes totaling $30,000 with an interest rate of 7.77% and $15,000 with an interest rate of 6.98%. The 1996 senior notes have remaining annual principal payments of $500 to $5,000 with a final payment due October 2005.

The Company’s policy is to manage interest cost using a mix of fixed and variable-rate debt. To manage this risk in a cost efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for understanding hedge transactions.

Interest rate swaps that met specific conditions under SFAS No. 133 are accounted for as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the statement of operations. The fair value of the Company’s interest rate swap agreements was approximately $881 at October 3, 2003 and included in other assets on the consolidated balance sheet. All existing fair value hedges are 100% effective. As a result, there is no impact to earnings due to hedge ineffectiveness.

In January 2002, the Company entered into the interest rate swap agreements described below, which effectively convert some of the fixed rate senior notes to variable rate debt.

Hedged Debt	Notional Amount of Swap	Effective Interest Rate (1)	Fiscal Year Expiration	Swap Fair Value
2001 senior notes - 7.82%	$20,000	3.80	2006	$ 584
1998 senior notes - 7.15%	7,000	3.84	2006	189
1996 senior notes - 7.77%	8,300	4.49	2006	85
1996 senior notes - 6.98%	3,400	3.46	2005	23

				$ 881

(1)	Effective rate for the year ended October 3, 2003 of notional amount of senior notes based on interest rate swaps entered into in January 2002

On November 6, 2003, the Company terminated the swap instruments relating to the 1998 and 2001 debt instruments. The Company realized gains on the 1998 and 2001 instruments of $161 and $744, respectively. The gains will be amortized as a reduction in interest expense over the remaining life of the underlying debt instruments.

Aggregate scheduled maturities of long-term debt in each of the next five years ending September 2008 and thereafter are as follows:

Year

2004	$ 9,587
2005	15,705
2006	13,500
2007	17,000
2008	10,800
Thereafter	10,000

Interest paid was $4,762, $6,214 and $9,178 for 2003, 2002 and 2001, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of the Company’s long-term debt as of October 3, 2003 and September 27, 2002 was approximately $86,900 and $89,900, respectively. The carrying value of all other financial instruments approximates the fair value.

Certain of the Company’s loan agreements require that Samuel C. Johnson, members of his family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a 51% majority of the directors. At October 3, 2003, the Johnson Family held approximately 3,385,000 shares or 46% of the Class A common stock, approximately 1,168,000 shares or 96% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole. The agreements also contain restrictive covenants regarding the Company’s net worth, indebtedness, fixed charge coverage and distribution of earnings. The Company is in compliance with the restrictive covenants of such agreements, as amended from time to time.

7   LEASES AND OTHER COMMITMENTS

The Company leases certain operating facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases attributable to having an initial term in excess of one year at October 3, 2003 are as follows:

Year

2004	$5,087
2005	4,046
2006	3,211
2007	2,140
2008	1,988
Thereafter	4,584

Future minimum rental commitments to related parties are $652 and $490 for 2004 and 2005, respectively. Rental expense attributable to continuing operations under all leases was approximately $6,926, $6,830 and $6,739 for 2003, 2002 and 2001, respectively.

The Company makes commitments in a broad variety of areas, including capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

8   INCOME TAXES

Income tax expense (benefit) attributable to continuing operations for the respective years consists of the following:

	2003	2002	2001
Current:
Federal	$ 23	$ 204	$ --
State	71	74	101
Foreign	4,545	9,732	5,301
Deferred	(358)	175	(2,922)

	$ 4,281	$10,185	$ 2,480

The significant components of deferred tax expense (benefit) attributable to continuing operations are as follows:

	2003	2002	2001
Deferred tax benefit (exclusive of effects of other
components listed below)	$(358)	$ (177)	$(3,185)
Increase in beginning of the year balance of the
valuation allowance for deferred tax assets	--	352	263

	$(358)	$ 175	$(2,922)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities attributable to continuing operations at the end of the respective years are presented below:

	2003	2002
Deferred tax assets:
Inventories	$ 2,309	$ 1,838
Compensation	4,355	4,800
Foreign tax credit carryforwards	506	2,240
Goodwill and other intangibles	1,391	1,579
Net operating loss carryforwards	18,755	19,758
Other	4,821	2,869

Total gross deferred tax assets	32,137	33,084
Less valuation allowance	6,527	8,398

	25,610	24,686

Deferred tax liabilities:
Foreign statutory reserves	581	15

Net deferred tax asset	$25,029	$24,671

The net deferred tax asset is recorded as $6,392 in current and $18,637 in non-current assets for 2003 and $5,083 in current and $19,588 in non-current assets for 2002.

Following is the income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle for domestic and foreign operations:

	2003	2002	2001
United States	$ 110	$(1,477)	$(5,719)
Foreign	9,592	41,970	11,809

	$ 9,702	$ 40,493	$ 6,090

The significant differences between the statutory federal tax rate and the effective income tax rates for income from continuing operations are as follows:

	2003	2002	2001
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	--	--	0.9
Foreign rate differential	11.0	(8.8)	1.3
Change in beginning of year valuation allowance	--	0.1	4.3
Foreign operating losses	0.1	0.1	--
Other	(1.0)	(0.2)	0.2

	44.1%	25.2%	40.7%

The foreign rate differential of 11.0 and (8.8) for 2003 and 2002, respectively, is comprised of several foreign tax related items; most notably an ongoing German income tax audit in 2003 and the favorable tax treatment on the sale of the Jack Wolfskin business in 2002

At October 3, 2003, the Company has $506 of foreign tax credit carryforwards available to be offset against future U.S. tax liabilities. The credits expire in 2004 through 2008 if not utilized. These carryforwards have been fully reserved for in the valuation allowance. The balance of the valuation allowance relates to state and foreign net operating loss carryforwards and other tax credits.

At October 3, 2003, the Company has a U.S. federal operating loss carryforward of $34,705 which begin to expire in 2012, and various state net operating loss carryforwards. During 2003, 2002 and 2001, foreign net operating loss carryforwards were utilized, resulting in a reduction in income tax expense of $384, $27 and $32, respectively. In addition, certain of the Company’s foreign subsidiaries have net operating loss carryforwards totaling $2,240. These amounts are available to offset future taxable income over the next 9 to 20 years and are anticipated to be utilized during this period.

Taxes paid attributable to continuing operations were $10,708, $4,663 and $4,337 for 2003, 2002 and 2001, respectively.

9   EMPLOYEE BENEFITS

Net periodic pension cost for noncontributory defined benefit pension plans includes the following components.

	2003	2002	2001
Service cost	$ 464	$ 471	$ 343
Interest on projected benefit obligation	878	841	792
Less estimated return on plan assets	676	652	631
Amortization of unrecognized:
Net loss	11	28	1
Prior service cost	26	26	26
Transition asset	(71)	(80)	(80)

Net amount recognized	$ 632	$ 634	$ 451

The following provides a reconciliation of the changes in the plans benefit obligation and fair value of assets for 2003 and 2002 and a statement of the funded status at the end of each year:

	2003	2002
Benefit obligation:
Benefit obligation at beginning of year	$ 12,581	$ 11,929
Service cost	464	471
Interest cost	878	841
Actuarial gain (loss)	(80)	21
Benefits paid	(690)	(681)

Benefit obligation at end of year	$ 13,153	$ 12,581

Fair value of plan assets:
Fair value of plan assets at beginning of year	$ 7,037	$ 7,684
Actual return (loss) on plan assets	901	(298)
Company contributions	1,211	332
Benefits paid	(690)	(681)

Fair value of plan assets at end of year	$ 8,459	$ 7,037

Funded status:
Funded status of the plan	$(4,694)	$(5,544)
Unrecognized net loss	2,709	2,702
Unrecognized prior service cost	71	97
Unrecognized transition asset	(49)	(130)

Net liability recognized	$(1,963)	$(2,875)

The following summarizes the components of the net liability recognized in the consolidated balance sheets at the end of the respective years:

	2003	2002
Prepaid benefit cost	$ --	$ --
Accrued benefit liability	(2,439)	(3,269)
Intangible asset	66	90
Accumulated other comprehensive income	410	304

Net liability recognized	$(1,963)	$(2,875)

Plan assets are invested primarily in stock and bond mutual funds and insurance contracts.

Actuarial assumptions used to determine the projected benefit obligation are as follows:

	2003	2002	2001
Discount rate	7.25%	7.25%	7.25%
Long-term rate of return	8	8	8
Average salary increase rate	5	5	5

A majority of the Company’s full-time employees are covered by profit sharing and defined contribution programs. Participating entities determine profit sharing distributions under various performance and service based formulas. Expense attributable to continuing operations under the defined contribution programs was approximately $2,500, $2,300 and $2,200 for 2003, 2002 and 2001, respectively.

10   PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

11   COMMON STOCK

Common stock at the end of the respective years was as follows:

	2003	2002
Class A, $.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	7,382,979	7,112,155
Class B, $.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,222,647	1,222,729

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2003, 82 shares of Class B common stock were converted into Class A common stock. During 2002 and 2001, no shares of Class B common stock were converted into Class A common stock.

12   STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to four years from the date of grant. Stock options generally have a term of 10 years. Current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Grants of restricted shares are not significant in any year presented. No stock appreciation rights have been granted. In December 2002, the Company adopted a phantom share plan to provide an alternative vehicle for the granting of long-term incentives. In 2003, awards were made under the phantom share plan but were not significant.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 29, 2000	952,230	$12.08
Granted	235,000	5.50
Cancelled	(100,435)	17.00

Outstanding at September 28, 2001	1,086,795	10.20
Granted	277,755	7.64
Exercised	(148,952)	10.15
Cancelled	(151,579)	13.54

Outstanding at September 27, 2002	1,064,019	9.06
Granted	20,750	10.36
Exercised	(256,327)	7.26
Cancelled	(137,557)	13.79

Outstanding at October 3, 2003	690,885	$ 8.80

Shares available for grant to key executives and non-employee directors are 142,691 at October 3, 2003.

The range of options outstanding at October 3, 2003 is as follows:

Price Range per Share	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (in years)
$ 5.31 - 11.50	605,885/414,769	$ 7.35/7.41	6.4
12.94 - 17.50	51,000/49,000	16.51/16.57	3.8
18.63 - 24.38	34,000/34,000	23.06/23.06	0.7

	690,885/497,769	$ 8.80/9.38	5.9

13   RELATED PARTY TRANSACTIONS

Various transactions are conducted between the Company and other organizations controlled by the Johnson Family. These include consulting services, aviation services, office rental, royalties and certain administrative activities. Total net costs of these transactions are $1,825, $1,219 and $546 for 2003, 2002 and 2001, respectively. The majority of the increase in 2002 resulted from a new three year lease agreement with a Johnson Family controlled entity for the Company’s new headquarters facility.

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

Net sales and operating profit include both sales to customers, as reported in the Company’s consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business unit at the end of the years presented.

A summary of the Company’s continuing operations by business segment is presented below:

	2003	2002	2001
Net sales:
Outdoor equipment:
Unaffiliated customers	$ 72,704	$ 106,318	$ 114,875
Interunit transfers	82	141	89
Watercraft:
Unaffiliated customers	78,971	82,865	85,841
Interunit transfers	946	534	343
Diving:
Unaffiliated customers	77,974	72,565	80,426
Interunit transfers	38	25	62
Motors:
Unaffiliated customers	85,703	80,577	64,446
Interunit transfers	867	761	539
Other	540	207	49
Eliminations	(1,933)	(1,461)	(1,033)

	$ 315,892	$ 342,532	$ 345,637

Operating profit (loss):
Outdoor equipment	$ 12,136	$ 11,882	$ 12,015
Watercraft	(8,983)	1,162	1,293
Diving	8,579	10,502	11,638
Motors	11,993	8,248	231
Other	(12,112)	(12,043)	(9,459)

	$ 11,613	$ 19,751	$ 15,718

Total assets:
Outdoor equipment	$ 25,535	$ 23,114
Watercraft	58,013	54,480
Diving	92,254	78,403
Motors	23,682	21,423
Other	78,173	93,865

	$ 277,657	$ 271,285

A summary of the Company’s continuing operations by geographic area is presented below:

	2003	2002	2001
Net sales:
United States:
Unaffiliated customers	$ 242,100	$ 232,383	$ 228,491
Interarea transfers	6,760	5,947	5,828
Europe:
Unaffiliated customers	46,792	83,696	89,995
Interarea transfers	10,593	7,993	7,267
Other	27,000	26,453	27,151
Interarea transfers	3,170	4,032	7,170
Eliminations	(20,523)	(17,972)	(20,265)

	$ 315,892	$ 342,532	$ 345,637

Total assets:
United States	$ 164,336	$ 114,198
Europe	89,541	136,007
Other	23,780	21,080

	$ 277,657	$ 271,285

Long-term assets(1):
United States	$ 33,121	$ 32,680
Europe	26,816	23,241
Other	2,517	1,873

	$ 62,454	$ 57,794

(1)	Long-term assets consist of net property, plant and equipment, net intangible assets and other assets excluding financial instruments.

The Company’s Outdoor Equipment business recognized sales to the United States military totaling $42,444 in 2003. No customer accounted for more than 10% of sales in 2002 or 2001.

15   VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reserves of Businesses Acquired or Sold	Less Deductions	Balance at End of Year
Year ended October 3, 2003:
Allowance for doubtful accounts	$4,028	$1,216	$ --	$1,030	$4,214
Reserves for inventory valuation	2,183	3,296	--	1,637	3,842
Year ended September 27, 2002:
Allowance for doubtful accounts	3,739	1,937	(438)	1,210	4,028
Reserves for inventory valuation	3,404	1,798	(848)	2,171	2,183
Year ended September 28, 2001:
Allowance for doubtful accounts	3,895	2,460	--	2,616	3,739
Reserves for inventory valuation	2,949	1,529	--	1,074	3,404

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

On February 21, 2003, the competition department of the European Commission initiated formal proceedings in a case concerning certain provisions in the former distribution arrangements of the Company’s European SCUBAPRO UWATEC subsidiaries. The Company responded to the Commission’s views at a hearing on July 1, 2003. The Company has been and will aggressively pursue its position. At this preliminary stage in the procedure, the Commission has indicated that it is considering imposing an unspecified fine on the Company and its European SCUBAPRO UWATEC subsidiaries. The Company cannot currently predict the outcome of the investigation.

On December 22, 2003, the Company entered into a confidential settlement agreement with a former employee.  Under the terms of the agreement the Company is entitled to receive up to $2.0 million.  Any consideration received pursuant to the settlement agreement will be recorded in the quarter in which it occurs.

17   QUARTERLY FINANCIAL SUMMARY (unaudited)

The following summarizes quarterly operating results:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2003	2002	2003	2002	2003	2002	2003	2002

Net sales	$54,895	$59,738	$83,265	$97,718	$108,546	$116,699	$69,186	$68,377
Gross profit	23,683	25,290	36,193	40,741	43,508	49,382	24,605	25,641
Operating profit (loss)	166	991	6,124	8,258	8,919	12,974	(3,596)	(2,472)

Income (loss) from continuing
operations before
cumulative effect of change
in accounting principle	(280)	(396)	4,297	3,889	5,060	6,433	(3,656)	20,382
Gain on disposal of
discontinued operations,
net of tax	--	--	--	495	--	--	--	--
Loss from cumulative effect
of change in accounting
principle, net of tax	--	(22,876)	--	--	--	--	--	--

Net income (loss)	$(280)	$(23,272)	$4,297	$4,384	$5,060	$6,433	$(3,656)	$20,382

Basic earnings (loss) per
common share:
Continuing operations	$(0.03)	$(0.05)	$0.51	$0.48	$0.60	$0.78	$(0.43)	$2.45
Discontinued operations	--	--	--	0.06	--	--	--	--
Cumulative effect of
change in accounting
principle, net of tax	--	(2.80)	--	--	--	--	--	--

Net income (loss)	$(0.03)	$(2.85)	$0.51	$0.54	$0.60	$0.78	$(0.43)	$2.45

Diluted earnings (loss) per
common share:
Continuing operations	$(0.03)	$(0.05)	$0.50	$0.46	$0.59	$0.75	$(0.43)	$2.38
Discontinued operations	--	--	--	0.06	--	--	--	--
Cumulative effect of
change in accounting
principle, net of tax	--	(2.80)	--	--	--	--	--	--

Net income (loss)	$(0.03)	$(2.85)	$0.50	$0.52	$0.59	$0.75	$(0.43)	$2.38

During the fourth quarter of 2003, the Company incurred approximately $4.0 million in charges stemming from operational changes to improve long-term efficiency and rationalize the Company’s manufacturing capacity and inventory investments.

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year.