Form 10-Q
period 2004-01-02
JOHNSON OUTDOORS INC
filed 2004-02-17
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2004

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

(262) 631-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

As of January 31, 2004, 7,446,528 shares of Class A and 1,222,297 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index	Page No.
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations - Three months
ended January 2, 2004 and December 27, 2002	1
Consolidated Balance Sheets - January 2, 2004, October
3, 2003 and December 27, 2002	2
Consolidated Statements of Cash Flows - Three months
ended January 2, 2004 and December 27, 2002	3
Notes to Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15
PART II OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17
Exhibit Index	18

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended
	January 2 2004	December 27 2002
Net sales	$ 62,941	$ 54,895
Cost of sales	35,971	31,212

Gross profit	26,970	23,683

Operating expenses:
Marketing and selling	16,306	14,451
Administrative management, finance and information systems	7,557	7,541
Research and development	1,761	1,525

Total operating expenses	25,624	23,517

Operating profit	1,346	166
Interest income	(175)	(353)
Interest expense	1,379	1,371
Other income, net	(120)	(356)

Income (loss) before income taxes	262	(496)
Income tax expense (benefit)	102	(216)

Net income (loss)	$ 160	$ (280)

Basic and diluted earnings (loss) per common share	$ 0.02	$ (0.03)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	January 2 2004	October 3 2003	December 27 2002
ASSETS
Current assets:
Cash and temporary cash investments	$ 60,558	$ 88,910	$ 66,089
Accounts receivable, less allowance for doubtful
accounts of $4,361, $4,214 and $3,590,	50,922	43,104	46,260
respectively
Inventories, net	61,835	50,594	49,814
Income taxes	1,292	--	--
Deferred income taxes	5,838	6,392	4,979
Other current assets	9,973	6,135	5,328

Total current assets	190,418	195,135	172,470
Property, plant and equipment, net	31,187	31,023	29,837
Deferred income taxes	18,645	18,637	19,533
Intangible assets, net	31,212	29,573	28,543
Other assets	2,074	3,289	2,751

Total assets	$ 273,536	$ 277,657	$ 253,134

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities of long-term
debt	$ 15,769	$ 9,587	$ 9,568
Accounts payable	21,453	15,627	13,681
Accrued liabilities:
Salaries and wages	7,323	8,899	6,758
Income taxes	--	499	2,839
Other	20,473	25,006	16,103

Total current liabilities	65,018	59,618	48,949
Long-term debt, less current maturities	51,322	67,886	68,680
Other liabilities	6,284	5,959	5,137

Total liabilities	122,624	133,463	122,766

Shareholders' equity:
Preferred stock: none issued	--	--	--
Common stock:
Class A shares issued:
January 2, 2004, 7,438,294;
October 3, 2003, 7,382,979;
December 27, 2002, 7,166,569	372	369	358
Class B shares issued (convertible into Class A):
January 2, 2004, 1,222,297;
October 3, 2003, 1,222,647;
December 27, 2002, 1,222,647	61	61	61
Capital in excess of par value	50,597	50,093	48,080
Retained earnings	93,670	93,510	87,808
Contingent compensation	(7)	(20)	(7)
Accumulated other comprehensive income (loss)	6,219	181	(5,932)

Total shareholders' equity	150,912	144,194	130,368

Total liabilities and shareholders' equity	$ 273,536	$ 277,657	$ 253,134

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Three Months Ended
	January 2 2004	December 27 2002
CASH USED FOR OPERATIONS
Net income (loss)	$ 160	$ (280)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,838	1,907
Deferred income taxes	536	134
Change in assets and liabilities:
Accounts receivable, net	(6,550)	(5,527)
Inventories, net	(9,442)	(6,702)
Accounts payable and accrued liabilities	(2,803)	(16,950)
Other, net	(3,432)	(2,460)

	(19,693)	(29,878)

CASH USED FOR INVESTING ACTIVITIES
Net additions to property, plant and equipment	(1,374)	(1,670)

	(1,374)	(1,670)

CASH USED FOR FINANCING ACTIVITIES
Principal payments on senior notes and other long-term debt	(9,538)	(8,019)
Common stock transactions	382	445

	(9,156)	(7,574)

Effect of foreign currency fluctuations on cash	1,871	4,381

Decrease in cash and temporary cash investments	(28,352)	(34,741)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period	88,910	100,830

End of period	$ 60,558	$ 66,089

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	Basis of Presentation

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of January 2, 2004 and the results of operations and cash flows for the three months ended January 2, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.

Because of seasonal and other factors, the results of operations for the three months ended January 2, 2004 are not necessarily indicative of the results to be expected for the full year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

Three Months Ended
	January 2 2004	December 27 2002
Net income (loss) for basic and diluted earnings per share	$ 160	$ (280)

Weighted average common shares outstanding	8,519,698	8,355,418
Less nonvested restricted stock	4,830	6,635

Basic average common shares	8,514,868	8,348,783
Dilutive stock options and restricted stock	195,364	--

Diluted average common shares	8,710,232	8,348,783

Basic and diluted earnings (loss) per common share	$ 0.02	$ (0.03)

3	Stock-Based Compensation and Stock Ownership Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below was determined using the fair value method based on provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued in December 2002.

JOHNSON OUTDOORS INC.

Three Months Ended
	January 2 2004	December 27 2002
Net income (loss)	$ 160	$ (280)
Total stock-based employee compensation expense determined under fair
value method for all awards, net of tax	(15)	(66)

Pro forma net income (loss)	$ 145	$ (346)

Basic earnings per common share
As reported	$ 0.02	$ (0.03)
Pro forma	$ 0.02	$ (0.04)
Diluted earnings per common share
As reported	$ 0.02	$ (0.03)
Pro forma	$ 0.02	$ (0.04)

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. All stock options have been granted with an exercise price equal to or lower than the market price at the date of grant and become exercisable over periods of one to four years from the date of grant. Stock options generally have a term of 10 years. The current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Grants of restricted shares are not significant in any year presented.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 3, 2003	690,885	$ 8.80
Exercised	54,965	6.95
Cancelled	15,334	15.36

Outstanding at January 2, 2004	620,586	$ 8.80

Options to purchase 997,855 shares of common stock with a weighted average exercise price of $9.07 per share were outstanding at December 27, 2002.

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company’s Class A common stock.

4	New Accounting Pronouncements

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

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. No stock-based employee compensation expense for options is reflected in net income for the fiscal periods presented as all options granted under those plans had an exercise price equal to or lower than the market price of the underlying common stock at the date of grant. A pro forma effect table is presented in Note 3 to the Company’s consolidated financial statements on net income and earnings per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

JOHNSON OUTDOORS INC.

In December 2003, the FASB issued the revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). The revised SFAS 132 retains the disclosures required by the original issuance of SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending October 1, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company is required to include the interim period disclosures of the revised SFAS 132 beginning in the second quarter of fiscal 2004.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN No. 46), which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003. For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective at the end of the Company’s 2004 fiscal year. FIN No. 46 has not had, and is not expected to have, a significant impact on the Company’s consolidated financial statements.

5	Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

6	Inventories

Inventories at the end of the respective periods consist of the following:

	January 2 2004	October 3 2003	December 27 2002
Raw materials	$ 23,834	$ 19,009	$ 20,317
Work in process	2,544	2,065	1,116
Finished goods	38,742	33,362	30,751

	65,120	54,436	52,184
Less reserves	3,285	3,842	2,370

	$ 61,835	$ 50,594	$ 49,814

7	Warranties

The Company has recorded product warranty accruals of $3,324 and $2,035 as of January 2, 2004 and December 27, 2002. The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, Accounting for Contingencies. The following table summarizes the warranty activity for the three months ended January 2, 2004 and December 27, 2002.

	2004	2003
Balance at beginning of fiscal period	$ 3,270	$ 1,846
Expense accruals for warranties issued during the period	473	572
Less current period warranty claims paid	419	383

Balance at end of quarter	$ 3,324	$ 2,035

JOHNSON OUTDOORS INC.

8	Comprehensive Income

Comprehensive income includes net income (loss) and changes in shareholders’ equity from non-owner sources. For the Company, the elements of comprehensive income excluded from net income (loss) are represented primarily by the cumulative foreign currency translation adjustment.

Comprehensive income (loss) for the respective periods consists of the following:

Three Months Ended
	January 2 2004	December 27 2002
Net income (loss)	$ 160	$ (280)
Translation adjustment	6,038	5,989

Comprehensive income	$ 6,198	$ 5,709

9	Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represent major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company’s Outdoor Equipment business recognized net sales to the United States military which totaled approximately 20% and 16% of the total Company’s net sales during the quarters ended January 2, 2004 and December 27, 2002, respectively.

Net sales and operating profit include both sales to customers, as reported in the Company’s consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Identifiable assets represent assets that are used in the Company’s operations in each business unit at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

JOHNSON OUTDOORS INC.

Three Months Ended
	January 2 2004	December 27 2002
Net sales:
Motors:
Unaffiliated customers	$ 17,934	$ 14,729
Interunit transfers	75	277
Outdoor equipment:
Unaffiliated customers	15,797	11,864
Interunit transfers	6	33
Watercraft:
Unaffiliated customers	12,225	11,734
Interunit transfers	215	175
Diving:
Unaffiliated customers	16,936	16,458
Interunit transfers	6	16
Other	49	110
Eliminations	(302)	(501)

	$ 62,941	$ 54,895

Operating profit (loss):
Motors	$ 3,038	$ 1,577
Outdoor equipment	2,481	1,409
Watercraft	(3,511)	(1,929)
Diving	1,685	2,025
Other	(2,347)	(2,916)

	$ 1,346	$ 166

Total assets (end of period):
Motors	$ 32,526	$ 28,749
Outdoor equipment	27,209	18,766
Watercraft	60,205	60,918
Diving	99,652	80,983
Other	53,944	63,718

	$ 273,536	$ 253,134

10	Litigation

The Company is subject to various legal actions and proceedings in the normal course of business, including those related to product liability and environmental matters. The Company is insured against loss for certain of these matters. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome of any pending litigation will have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

On February 21, 2003, the Competition Department of the European Commission initiated formal proceedings in a case concerning certain provisions in the former distribution arrangements of the Company’s European SCUBAPRO UWATEC subsidiaries. On January 29, 2004, the Commission notified the Company of its decision to close the file without taking any further action.

On December 22, 2003, the Company entered into a confidential settlement agreement with a former employee. Under the terms of the agreement the Company is entitled to receive up to $2.0 million. Any consideration received pursuant to the settlement agreement will be recorded in the quarter in which it occurs.

JOHNSON OUTDOORS INC.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) for the three months ended January 2, 2004 and December 27, 2002. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview

The Company is a leading global outdoor recreation company that turns ideas into adventure with innovative, top-quality products. The Company designs, manufactures and markets a portfolio of consumer-preferred brands across four categories: Motors, Outdoor Equipment, Watercraft and Diving. Johnson Outdoors’ familiar brands include, among others: Minn Kota® motors; Eureka!® tents; Old Town® canoes and kayaks; Ocean Kayak™, Necky™ and Dimension® kayaks; and SCUBAPRO®, SnorkelPro and UWATEC® dive equipment. The Company has 24 locations around the world, employs 1,400 people and reported annual sales of $315.9 million in fiscal 2003.

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

Due to the seasonality of the Company’s market segments, first quarter results may not be indicative of the Company’s primary selling period, which takes place in its second and third fiscal quarters. The table below sets forth a historical view of the Company’s seasonality.

JOHNSON OUTDOORS INC.

Year Ended
	October 3, 2003		September 27, 2002
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	17%	1%	17%	5%
March	27	53	29	42
June	34	77	34	66
September	22	(31)	20	(13)

	100%	100%	100%	100%

Results of Operations

The Company’s sales and operating earnings by segment are summarized as follows:

(millions)	Three Months Ended
	January 2 2004	December 27 2002
Net sales:
Motors	$ 18.0	$ 15.0
Outdoor equipment	15.8	11.9
Watercraft	12.4	11.9
Diving	16.9	16.5
Other/eliminations	(0.2)	(0.4)

Total	$ 62.9	$ 54.9

Operating profit:
Motors	$ 3.0	$ 1.6
Outdoor equipment	2.5	1.4
Watercraft	(3.5)	(1.9)
Diving	1.7	2.0
Other/eliminations	(2.4)	(2.9)

Total	$ 1.3	$ 0.2

See Note 9 in the notes to the consolidated financial statements for the definition of segment net sales and operating profits.

Net sales on a consolidated basis for the three months ended January 2, 2004 totaled $62.9 million, an increase of 14.7% or $8.0 million, compared to $54.9 million in the three months ended December 27, 2002. Foreign currency translations favorably impacted quarterly sales by $2.6 million in the first quarter of fiscal 2004. All of the Company’s business units had sales growth over the prior year. The Motors business sales increased $3.0 million, or 20.0%, to $18.0 million. Motors continues to exhibit strength from growth in new products and distribution channel expansion. Sales for the Outdoor Equipment business increased $3.9 million, or 32.8%, to $15.8 million. Military sales in the current fiscal year accounted for this growth; however, the Company does not necessarily expect the same level of growth in this channel in future quarters. The Watercraft business sales increased $0.5 million, or 4.5%, to $12.4 million. The Diving business sales increased $0.5 million, or 2.8%, to $16.9 million, including favorable currency translations totaling $2.0 million resulting from the strengthening of the Euro against the U.S. Dollar. This market segment continues to suffer from the decline of travel to major dive destinations.

Gross profit as a percentage of sales was 42.8% for the three months ended January 2, 2004 compared to 43.1% in the corresponding period in the prior year. Improvements in mix and volume in Motors and Diving were more than offset by operating inefficiencies and low volume due to delays in the delivery of new molds to the Watercraft business.

JOHNSON OUTDOORS INC.

The Company recognized operating profit of $1.3 million for the three months ended January 2, 2004 compared to an operating profit of $0.2 million for the corresponding period of the prior year. Operating profit for the three months ended January 2, 2004 benefited from approximately $0.7 million in adjustments to accruals and reserve balances. Operating profit improvement in the Motors business from sales growth and improved margins and in the Outdoor Equipment business from the strength of military sales, were offset by declines in the Watercraft and Diving businesses.

Interest expense totaled $1.4 million for the three months ended January 2, 2004, which was flat relative to the corresponding period of the prior year. In the current year, although total overall debt declined, increases in the effective interest rates on debt outstanding resulted in comparable levels of interest expense. The increases in effective interest rates resulted from the Company’s termination of two interest rate swap agreements during the quarter. The termination of the swap agreements locked in gains of $0.9 million that will be amortized over the remaining life of the debt agreements. These agreements were terminated to fix interest rates, thereby reducing the risks of possible future interest rate increases. The Company still holds interest rate swap agreements on a portion of its fixed rate debt; these agreements are discussed below in the liquidity section.

Interest income declined to $0.2 million for the three months ended January 2, 2004 from $0.4 million for the three months ended December 27, 2002, as cash balances and market rates on short-term cash investments declined.

Other income declined to $0.1 million for the three months ended January 2, 2004 from $0.4 million for the three months ended December 27, 2002. The change in other income from the prior year is primarily related to currency translation gains resulting from the appreciation of the Euro relative to the U.S. Dollar.

The Company’s effective tax rate for the three months ended January 2, 2004 was 38.9%, down from 43.5% for the corresponding period of the prior year, primarily due to the geographic mix of earnings.

Net Income (Loss)

Net income for the three months ended January 2, 2004 was $0.2 million, or $0.02 per diluted share, compared to a loss of $0.3 million, or $0.03 per diluted share, for the corresponding period of the prior year.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. No stock-based employee compensation expense for options is reflected in net income for the fiscal periods presented as all options granted under those plans had an exercise price equal to or lower than the market price of the underlying common stock at the date of grant. A pro forma effect table is presented in Note 3 to the Company’s consolidated financial statements on net income and earnings per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

JOHNSON OUTDOORS INC.

In December 2003, the FASB issued the revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). The revised SFAS 132 retains the disclosures required by the original issuance of SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending October 1, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company is required to include the interim period disclosures of the revised SFAS 132 beginning in the second quarter of fiscal 2004.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN No. 46), which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003. For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective at the end of the Company’s 2004 fiscal year. FIN No. 46 has not had, and is not expected to have, a significant impact on the Company’s consolidated financial statements.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	Three Months Ended
	January 2 2004	December 27 2002
Cash used for:
Operating activities	$ (19.7)	$ (29.9)
Investing activities	(1.4)	(1.7)
Financing activities	(9.2)	(7.6)
Effect of exchange rate changes	1.9	4.4

Decrease in cash and temporary cash investments	$ (28.4)	$ (34.8)

In the first quarter, the Company typically invests in operating assets in anticipation of the Company’s selling season, which is strongest in the second and third quarters of the Company’s fiscal year.

The Company’s debt to equity ratio has declined to 31% as of January 2, 2004 from 38% as of December 27, 2002, further strengthening the Company’s liquidity and strategic flexibility.

Operating Activities

Cash flows used for operations totaled $19.7 million for the three months ended January 2, 2004 compared with $29.9 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $6.6 million for the three months ended January 2, 2004, compared to an increase of $5.5 million in the year ago period. Inventories increased by $9.4 million for the three months ended January 2, 2004 compared to an increase of $6.7 million in the prior year period. The additional inventory build in the current year is primarily related to a build-up of products for the Diving business and timing of military tent orders in the Outdoor Equipment business. The Company believes it is producing products at levels adequate to meet expected customer demand.

Accounts payable and accrued liabilities decreased $2.8 million for the three months ended January 2, 2004 versus a decrease of $17.0 million for the corresponding period of the prior year. The decrease during the quarter ended December 27, 2002 was the result of settlement of various accruals.

JOHNSON OUTDOORS INC.

Depreciation and amortization charges were $1.8 million for the three months ended January 2, 2004 and $1.9 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities, consisting solely of expenditures for property, plant and equipment, totaled $1.4 million for the three months ended January 2, 2004 versus $1.7 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements. In 2004, capitalized expenditures are anticipated to be in line with prior year levels. These expenditures are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows used for financing activities totaled $9.2 million for the three months ended January 2, 2004 and $7.6 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $9.5 million and $8.0 million in November 2003 and 2002, respectively.

In addition to cash generated by operating activities, the Company has access to existing financing sources, including its $70.0 million unsecured revolving credit facility. This facility expires in August 2004. The Company expects to pursue a renewal of this facility. At January 2, 2004, the Company had no outstanding borrowings on this credit agreement.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at January 2, 2004.

(millions)	Payment Due by Fiscal Years
	Total	Remaining 2004	2005/2006	2007/2008	After 2008
Long-term debt (1)	$ 67.1	$ 0.1	$ 29.2	$ 27.8	$ 10.0
Operating lease obligations	19.8	3.8	7.3	4.1	4.6

Total contractual obligations	$ 86.9	$ 3.9	$ 36.5	$ 31.9	$ 14.6

(1)     Excludes fair value adjustment of hedged debt.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at January 2, 2004 total $3.0 million.

The Company has no off-balance sheet arrangements.

Recent Developments

On February 21, 2003, the Competition Department of the European Commission initiated formal proceedings in a case concerning certain provisions in the former distribution arrangements of the Company’s European SCUBAPRO UWATEC subsidiaries. On January 29, 2004, the Commission notified the Company of its decision to close the file without taking any further action.

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

JOHNSON OUTDOORS INC.

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. The Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2003 or the first quarter of fiscal 2004.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals, plastics and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at January 2, 2004:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$ 1.3	$ 0.7

The Company has outstanding $67.0 million in unsecured senior notes as of January 2, 2004. The senior notes have interest rates that range from 6.98% to 7.82% and principal payments through December 2008. The fair market value of the Company’s fixed rate debt was $74.6 million as of January 2, 2004.

The Company has entered into interest rate swap agreements on a portion of its senior notes. As of January 2, 2004, the notional amount of the swaps was $4.2 million. The swap agreements effectively reduced interest rates to a range of 4.55% to 3.90% on the notional amounts. The swap agreements expire in fiscal year 2005. The fair market value of the Company’s swap agreements was less than $0.1 million as of January 2, 2004.

JOHNSON OUTDOORS INC.

On November 6, 2003, the Company terminated the swap instruments relating to the 1998 and 2001 debt instruments. The Company realized gains on the 1998 and 2001 instruments of $0.2 million and $0.7 million, respectively. The gains will be amortized as a reduction in interest expense over the remaining life of the underlying debt instruments.

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

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2003 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended January 2, 2004.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

Item 4.  Controls and Procedures

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company (including consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

JOHNSON OUTDOORS INC.

(b)	There were no changes in internal control over financial reporting that occurred during the quarter ended January 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 21, 2003, the Competition Department of the European Commission initiated formal proceedings in a case concerning certain provisions in the former distribution arrangements of the Company’s European SCUBAPRO UWATEC subsidiaries. On January 29, 2004, the Commission notified the Company of its decision to close the file without taking any further action.

Item 6.  Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this Form 10-Q:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On November 12, 2003, the Company filed a Current Report on Form 8-K, dated November 10, 2003, furnishing under Item 12 the Company's press release relating to preliminary fiscal year 2003 earnings guidance.

On November 20, 2003, the Company filed a Current Report on Form 8-K, dated November 20, 2003, furnishing under Item 12 the Company's earnings press release for the reporting period ended October 3, 2003.

On December 30, 2003, the Company filed a Current Report on Form 8-K, dated December 29, 2003, furnishing under Item 12 the Company's press release relating to an urgent need military tent contract.

JOHNSON OUTDOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 17, 2004
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer
/s/ Paul A. Lehmann
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