Form 10-Q
period 2004-04-02
JOHNSON OUTDOORS INC
filed 2004-05-17
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  [   ]  No  [ X ]

As of April 14, 2004, 7,553,084 shares of Class A and 1,222,297 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Statements of Operations - Three months
		and six months ended April 2, 2004 and March 28, 2003	1
		Consolidated Balance Sheets - April 2, 2004, October
		3, 2003 and March 28, 2003	2
		Consolidated Statements of Cash Flows - Six months
		ended April 2, 2004 and March 28, 2003	3
		Notes to Consolidated Financial Statements	4
	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	9
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
	Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	16
	Item 4.	Submission of Matters to a Vote of Security Holders	16
	Item 6.	Exhibits and Reports on Form 8-K	17
		Signatures	18
		Exhibit Index	19

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Six Months Ended
	April 2 2004	March 28 2003	April 2 2004	March 28 2003
Net sales	$95,595	$83,265	$158,536	$138,160
Cost of sales	53,316	47,072	89,287	78,284

Gross profit	42,279	36,193	69,249	59,876

Operating expenses:
Marketing and selling	21,133	19,034	37,439	33,485
Administrative management, finance and
information systems	9,461	8,372	16,465	15,806
Research and development	1,894	1,638	3,655	3,163
Amortization and write-down of intangibles	81	87	173	164
Profit sharing	1,024	938	1,486	968

Total operating expenses	33,593	30,069	59,218	53,586

Operating profit	8,686	6,124	10,031	6,290
Interest income	(78)	(225)	(253)	(578)
Interest expense	1,058	1,339	2,437	2,710
Other (income) expense, net	68	(2,115)	(53)	(2,471)

Income before income taxes	7,638	7,125	7,900	6,629
Income tax expense	2,842	2,828	2,944	2,612

Net income	$4,796	$4,297	$4,956	$4,017

Basic Earnings Per Common Share	$0.56	$0.51	$0.58	$0.48
Diluted Earnings Per Common Share	$0.55	$0.50	$0.57	$0.47

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	April 2 2004	October 3 2003	March 28 2003
ASSETS
Current assets:
Cash and temporary cash investments	$36,241	$88,910	$44,821
Accounts receivable, less allowance for doubtful
accounts of $4,187, $4,214 and $4,110,
respectively	80,646	43,104	71,520
Inventories, net	67,746	50,594	62,655
Deferred income taxes	6,900	6,392	4,985
Other current assets	7,075	6,135	6,245

Total current assets	198,608	195,135	190,226
Property, plant and equipment, net	30,806	31,023	29,795
Deferred income taxes	18,733	18,637	19,520
Intangible assets, net	30,241	29,573	28,930
Other assets	3,022	3,289	2,822

Total assets	$281,410	$277,657	$271,293

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities of long-term
debt	$15,755	$9,587	$9,538
Accounts payable	18,348	15,627	20,715
Accrued liabilities:
Salaries and wages	9,378	8,899	7,119
Income taxes	1,491	499	5,009
Other	24,357	25,006	18,629

Total current liabilities	69,329	59,618	61,010
Long-term debt, less current maturities	51,365	67,886	68,488
Other liabilities	6,629	5,959	5,599

Total liabilities	127,323	133,463	135,097

Shareholders' equity:
Preferred stock: none issued	--	--	--
Common stock:
Class A shares issued:
April 2, 2004, 7,553,084;
October 3, 2003, 7,382,979;
March 28, 2003, 7,194,649	378	369	360
Class B shares issued (convertible into Class A):
April 2, 2004, 1,222,297;
October 3, 2003, 1,222,647;
March 28, 2003, 1,222,647	61	61	61
Capital in excess of par value	52,026	50,093	48,277
Retained earnings	98,465	93,510	92,105
Contingent compensation	(45)	(20)	5
Accumulated other comprehensive income (loss)	3,202	181	(4,612)

Total shareholders' equity	154,087	144,194	136,196

Total liabilities and shareholders' equity	$281,410	$277,657	$271,293

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)		Six Months Ended
	April 2 2004	March 28 2003
CASH USED FOR OPERATIONS
Net income	$4,956	$4,017
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	3,905	3,981
Deferred income taxes	(558)	139
Change in assets and liabilities:
Accounts receivable, net	(36,617)	(30,186)
Inventories, net	(16,167)	(18,933)
Accounts payable and accrued liabilities	3,538	(5,413)
Other, net	(1,277)	(5,159)

	(42,220)	(51,554)

CASH USED FOR INVESTING ACTIVITIES
Net additions to property, plant and equipment	(3,187)	(3,351)

	(3,187)	(3,351)

CASH USED FOR FINANCING ACTIVITIES
Principal payments on senior notes and other long-term debt	(9,538)	(8,038)
Common stock transactions	1,501	620

	(8,037)	(7,418)

Effect of foreign currency fluctuations on cash	775	6,314

Decrease in cash and temporary cash investments	(52,669)	(56,009)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period	88,910	100,830

End of period	$36,241	$44,821

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	Basis of Presentation

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and its subsidiaries (the Company) as of April 2, 2004 and the results of operations for the three and six months ended April 2, 2004 and cash flows for the six months ended April 2, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.

Because of seasonal and other factors, the results of operations for the three and six months ended April 2, 2004 are not necessarily indicative of the results to be expected for the full year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	April 2 2004	March 28 2003	April 2 2004	March 28 2003
Net income for basic and diluted earnings per share	$4,796	$4,297	$4,956	$4,017

Weighted average common shares outstanding	8,573,653	8,402,851	8,546,676	8,379,135
Less nonvested restricted stock	3,211	6,895	4,020	7,813

Basic average common shares	8,570,442	8,395,956	8,542,656	8,371,322
Dilutive stock options and restricted stock	195,866	164,925	189,769	153,679

Diluted average common shares	8,766,308	8,560,881	8,732,425	8,525,001

Basic earnings per common share	$0.56	$0.51	$0.58	$0.48
Diluted earnings per common share	$0.55	$0.50	$0.57	$0.47

3	Stock-Based Compensation and Stock Ownership Plans

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

JOHNSON OUTDOORS INC.

	Three Months Ended		Six Months Ended
	April 2 2004	March 28 2003	April 2 2004	March 28 2003
Net income	$4,796	$4,297	$4,956	$4,017
Total stock-based employee compensation expense
determined under fair value method for all
awards, net of tax	(58)	(79)	(78)	(144)

Pro forma net income	$4,738	$4,218	$4,878	$3,873

Basic earnings per common share
As reported	$0.56	$0.51	$0.58	$0.48
Pro forma	$0.55	$0.50	$0.57	$0.46
Diluted earnings per common share
As reported	$0.55	$0.50	$0.57	$0.47
Pro forma	$0.54	$0.50	$0.56	$0.46

The Company’s current stock ownership plans provide for the issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. All stock options have been granted with an exercise price equal to or lower than the market price at the date of grant and become exercisable over periods of one to four years from the date of grant. Stock options generally have a term of 10 years. The current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Grants of restricted shares are not significant in any year presented.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at October 3, 2003	690,885	$8.80
Granted	9,750	19.88
Exercised	(144,368)	8.16
Cancelled	(30,334)	19.82

Outstanding at April 2, 2004	525,933	$8.55

Options to purchase 994,051 shares of Class A common stock with a weighted average exercise price of $9.12 per share were outstanding at March 28, 2003.

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company’s Class A common stock.

JOHNSON OUTDOORS INC.

4	Pension Plans

The components of net periodic benefit cost related to Company administered benefit plans for the three and six months ended April 2, 2004 and March 28, 2003 were as follows.

	Three Months Ended		Six Months Ended
	April 2 2004	March 28 2003	April 2 2004	March 28 2003
Components of net periodic benefit cost:
Service cost	$144	$116	$287	$232
Interest on projected benefit obligation	222	220	443	439
Less estimated return on plan assets	191	170	382	338
Amortization of unrecognized:
Net loss	20	3	40	6
Prior service cost	6	6	13	13
Transition asset	(15)	(18)	(31)	(35)

Net amount recognized	$186	$157	$370	$317

5	New Accounting Pronouncements

In December 2003, the FASB issued the revised SFAS No. 132, Employers’Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). The revised SFAS 132 retains the disclosures required by the original issuance of SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending October 1, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. As required, the Company has included the applicable interim period disclosures of the revised SFAS 132 in this Quarterly Report on Form 10-Q. (See Note 4 to these financial statements.)

6	Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

7	Inventories

Inventories at the end of the respective periods consist of the following:

	April 2 2004	October 3 2003	March 28 2003
Raw materials	$24,594	$19,009	$24,719
Work in process	2,117	2,065	1,339
Finished goods	44,244	33,362	39,452

	70,955	54,436	65,510
Less reserves	3,209	3,842	2,855

	$67,746	$50,594	$62,655

JOHNSON OUTDOORS INC.

8	Warranties

The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, Accounting for Contingencies. The following table summarizes the warranty activity for the six months ended April 2, 2004 and March 28, 2003.

	2004	2003

Balance at beginning of fiscal period	$3,270	$1,846
Expense accruals for warranties issued during the period	1,211	1,144
Less current period warranty claims paid	1,283	1,043

Balance at end of quarter	$3,198	$1,947

9	Comprehensive Income

Comprehensive income includes net income and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income and comprehensive income is due to cumulative foreign currency translation adjustments. Recent strengthening of the U.S. Dollar against the Euro has created the translation adjustment loss for the quarter ended April 2, 2004.

Comprehensive income for the respective periods consists of the following:

	Three Months Ended		Six Months Ended
	April 2 2004	March 28 2003	April 2 2004	March 28 2003
Net income	$4,796	$4,297	$4,956	$4,017
Translation adjustment	(3,017)	1,320	3,021	7,309

Comprehensive income	$1,779	$5,617	$7,977	$11,326

10	Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represent major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company’s Outdoor Equipment business recognized net sales to the United States Military that totaled approximately 14.3% and 12.5% of the Company’s total net sales during the three months ended April 2, 2004 and March 28, 2003, respectively, and 16.5% and 13.9% of the Company’s total net sales during the six months ended April 2, 2004 and March 28, 2003, respectively.

Net sales and operating profit include both sales to customers, as reported in the Company’s consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Identifiable assets represent assets that are used in the Company’s operations in each business unit at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	April 2 2004	March 28 2003	April 2 2004	March 28 2003
Net sales:
Motors:
Unaffiliated customers	$31,662	$27,088	$49,596	$41,817
Interunit transfers	221	243	296	520
Outdoor equipment:
Unaffiliated customers	24,143	18,809	39,940	30,666
Interunit transfers	27	11	33	44
Watercraft:
Unaffiliated customers	19,620	19,599	31,845	31,333
Interunit transfers	73	350	288	525
Diving:
Unaffiliated customers	20,045	17,673	36,981	34,132
Interunit transfers	3	13	9	29
Other	125	96	174	212
Eliminations	(324)	(617)	(626)	(1,118)

	$95,595	$83,265	$158,536	$138,160

Operating profit (loss):
Motors	$7,517	$4,296	$10,556	$5,873
Outdoor equipment	4,451	3,039	6,932	4,440
Watercraft	(2,062)	(1,111)	(5,573)	(3,040)
Diving	3,065	3,157	4,750	5,183
Other	(4,285)	(3,257)	(6,634)	(6,166)

	$8,686	$6,124	$10,031	$6,290

Total assets (end of period):
Motors			$48,056	$41,738
Outdoor equipment			32,534	28,855
Watercraft			71,971	74,379
Diving			100,601	87,409
Other			28,248	38,912

			$281,410	$271,293

11	Litigation

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

JOHNSON OUTDOORS INC.

12	Subsequent Events

On May 5, 2004, the Company acquired all of the outstanding common stock of Techsonic Industries, Inc. and certain other assets from the parent company of Techsonic Industries, Inc., Teleflex Incorporated. The transaction was funded using existing cash on hand and short-term borrowings. The initial purchase price was approximately $28.0 million and is subject to a post-closing working capital adjustment. Techsonic Industries Inc. is a manufacturer and marketer of underwater sonar and GPS technology equipment. Techsonic Industries will be consolidated with the Company’s Motors segment. The Motors segment will be renamed the Marine Electronics Group and will be reported as such for the quarter ending July 2, 2004.

On May 14, 2004, the Company received $1.7 million under the terms of a confidential settlement agreement with a former employee. This amount will be recorded in the Company’s third quarter. Additional consideration of up to $0.3 million may be received and will be recorded in the period in which it occurs.

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) for the three and six months ended April 2, 2004 and March 28, 2003. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.

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

Overview

The Company is a leading global outdoor recreation company that turns ideas into adventure with innovative, top-quality products. The Company designs, manufactures and markets a portfolio of consumer-preferred brands across four categories: Motors, Outdoor Equipment, Watercraft and Diving. Johnson Outdoors’ familiar brands include, among others: Minn Kota® motors; Eureka!® tents; Old Town® canoes and kayaks; Ocean Kayak™, Necky™ and Dimension® kayaks; and SCUBAPRO®, SnorkelPro and UWATEC® dive equipment. As of April 30, 2004, the Company had 24 locations around the world, and employed 1,400 people. The Company reported annual sales of $315.9 million in fiscal 2003.

JOHNSON OUTDOORS INC.

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

The Company’s primary selling period takes place in its second and third fiscal quarters. The table below sets forth a historical view of the Company’s seasonality.

	Year Ended
	October 3, 2003		September 27, 2002
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)

December	17%	1%	17%	5%
March	27	53	29	42
June	34	77	34	66
September	22	(31)	20	(13)

	100%	100%	100%	100%

Results of Operations

The Company’s sales and operating earnings by segment are summarized as follows:

(millions)	Three Months Ended		Six Months Ended
	April 2 2004	March 28 2003	April 2 2004	March 28 2003
Net sales:
Motors	$31.9	$27.3	$49.9	$42.3
Outdoor equipment	24.2	18.8	40.0	30.7
Watercraft	19.7	19.9	32.1	31.9
Diving	20.0	17.7	37.0	34.2
Other/eliminations	(0.2)	(0.4)	(0.5)	(0.9)

Total	$95.6	$83.3	$158.5	$138.2

Operating profit:
Motors	$7.5	$4.3	$10.6	$5.9
Outdoor equipment	4.5	3.0	6.9	4.4
Watercraft	(2.1)	(1.1)	(5.6)	(3.0)
Diving	3.1	3.2	4.8	5.2
Other/eliminations	(4.3)	(3.3)	(6.7)	(6.2)

Total	$8.7	$6.1	$10.0	$6.3

See Note 10 in the notes to the consolidated financial statements for the definition of segment net sales and operating profits.

Net sales on a consolidated basis for the three months ended April 2, 2004 totaled $95.6 million, an increase of 14.8% or $12.3 million, compared to $83.3 million in the three months ended March 28, 2003. Foreign currency translations favorably impacted quarterly sales by $2.6 million. Three of the Company’s business units had sales growth over the prior year. The Motors business sales increased $4.6 million, or 16.7%, to $31.9 million as a result of sales of new products as well as continued distribution channel expansion. Sales for the Outdoor Equipment business increased $5.4 million, or 28.6%, to $24.2 million. Military sales in the current fiscal year accounted for this growth. The Company does not necessarily expect the same level of growth in Military sales in future years. The Watercraft business sales declined $0.2 million, or 1.3%, to $19.7 million. The Diving business sales increased $2.3 million, or 13.4%, to $20.0 million helped primarily by the strengthening of the Euro against the U.S. Dollar.

JOHNSON OUTDOORS INC.

Net sales for the six months ended April 2, 2004 totaled $158.5 million, an increase of 14.7% or $20.3 million, compared to $138.2 million in the six months ended March 28, 2003. Foreign currency translations favorably impacted year-to-date sales by $5.2 million. All four of the Company’s business units had sales growth over the prior year. The Motors business sales increased $7.6 million, or 17.8%, to $49.9 million as a result of sales of new products as well as continued distribution channel expansion. Sales for the Outdoor Equipment business increased $9.3 million, or 30.2%, to $40.0 million mainly as a result of strength in Military sales. The Watercraft business sales increased $0.2 million, or 0.9%, to $32.1 million. The Diving business sales increased $2.8 million, or 8.3%, to $37.0 million, helped primarily by the strengthening of the Euro against the U.S. Dollar.

Relative to the U.S. dollar, the average values of most currencies of the countries in which the Company has operations were higher for the three months and six months ended April 2, 2004 as compared to the corresponding period of the prior year. The Diving business in particular was favorably impacted by foreign currency movements. The favorable impact of foreign currency movements on Companywide net sales was 3.1% and 3.5% for the three and six months ended April 2, 2004

Gross profit as a percentage of sales was 44.2% for the three months ended April 2, 2004 compared to 43.5% in the corresponding period in the prior year. Margins in the Motors and Diving businesses were improved over the prior year, while the Outdoor Equipment margins declined as expected on lower margin Military contracts and Watercraft business saw margins decline 2.3 percentage points due to continued operational efficiency issues, including unfavorable labor variances and unfavorable absorption variances.

The Motors business improved margins by 7.7 percentage points over the year ago quarter primarily from new products and product mix. The Diving business improved margins by 4.3 percentage points over the year ago quarter, primarily through manufacturing efficiencies and currency gains.

Gross profit as a percentage of sales was 43.7% for the six months ended April 2, 2004 compared to 43.3% in the corresponding period in the prior year. Margin improvements in the Motors and Diving businesses helped to offset declines in margins in the Outdoor Equipment and Watercraft businesses.

The Company recognized operating profit of $8.7 million for the three months ended April 2, 2004 compared to an operating profit of $6.1 million for the corresponding period of the prior year.

Operating profit improved when compared to the prior year. For the six months ended April 2, 2004 operating profit was $10.0 million compared to operating profit in the prior year period of $6.3 million. Higher sales in the Motors and Outdoor Equipment businesses and gross profit improvements in the Motors and Diving businesses drove the increase in operating profits. Watercraft operating profit was substantially below prior year, due to soft market conditions and operating inefficiencies.

Interest expense totaled $1.1 million for the three months ended April 2, 2004 compared to $1.3 million for the corresponding period of the prior year. In the current year, the Company benefited from scheduled reductions in overall debt. Interest expense totaled $2.4 million for the six months ended April 2, 2004 compared to $2.7 million for the corresponding period of the prior year.

Foreign currency gains (losses) realized from transactions were ($0.1) million for both the three and six months ended April 2, 2004 and $2.7 and $3.0 million in the corresponding periods of the prior year.

The Company’s effective tax rate for the six months ended April 2, 2004 was 37.3%, compared to 39.4% for the corresponding period of the prior year, primarily due to the geographic mix of earnings.

JOHNSON OUTDOORS INC.

Net Income

Net income for the three months ended April 2, 2004 was $4.8 million, or $0.55 per diluted share, compared to $4.3 million, or $0.50 per diluted share, for the corresponding period of the prior year.

Net income for the six months ended April 2, 2004 was $5.0 million, or $0.57 per diluted share, compared to $4.0 million, or $0.47 per diluted share, for the corresponding period of the prior year.

Going Private Proposal

On February 20, 2004, the Company received a nonbinding proposal to acquire outstanding shares of Class A and Class B common stock of the Company for a cash price of $18.00 per share. The proposal is from Samuel C. Johnson (majority shareholder and director of the Company) and Helen P. Johnson-Leipold (Chairman and Chief Executive Officer and director of the Company) and pertains to all shares of the Company not already owned by them, any member of their family or entities controlled by them.

According to the proposal, the intent is to return full ownership in the Company to the Johnson family, and for all other holders of outstanding common stock to receive cash for their shares, through a negotiated merger transaction. The proposal also states that Mr. Johnson and Ms. Johnson–Leipold have no interest in selling their shares and will not support an alternative transaction. The proposal further states that no changes are anticipated in the Company’s current business as a result of the proposed transaction.

In response to the proposal, the Board of Directors of the Company has appointed a special committee of independent directors to evaluate the proposal on behalf of the Company. The members of the special committee are Thomas F. Pyle, Jr., Terry E. London and John M. Fahey, Jr. The special committee has retained its own independent financial and legal advisors. The special committee is currently evaluating the proposal.

Subsequent Events

On May 5, 2004, the Company acquired all of the outstanding common stock of Techsonic Industries, Inc. and certain other assets from the parent company of Techsonic Industries, Inc., Teleflex Incorporated. The transaction was funded using existing cash on hand and short-term borrowings. The initial purchase price was approximately $28.0 million and is subject to a post-closing working capital adjustment. Techsonic Industries Inc. is a manufacturer and marketer of underwater sonar and GPS technology equipment. Techsonic Industries will be consolidated with the Company’s Motors segment. The Motors segment will be renamed the Marine Electronics Group and will be reported as such for the quarter ending July 2, 2004.

The Company will file additional information pertaining to the acquisition of Techsonic Industries, Inc. as required on Form 8-K.

On May 14, 2004, the Company received $1.7 million under the terms of a confidential settlement agreement with a former employee. This amount will be recorded in the Company’s third quarter. Additional consideration of up to $0.3 million may be received and will be recorded in the period in which it occurs.

JOHNSON OUTDOORS INC.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)		Three Months Ended
	April 2 2004	March 28 2003
Cash used for:
Operating activities	$(42.2)	$(51.6)
Investing activities	(3.2)	(3.4)
Financing activities	(8.0)	(7.4)
Effect of exchange rate changes	0.8	6.3

Decrease in cash and temporary cash investments	$(52.7)	$(56.0)

As of the end of the Company’s second fiscal quarter, it is heavily invested in operating assets to support the Company’s selling season, which is strongest in the second and third quarters of the Company’s fiscal year.

The Company’s debt to equity ratio has declined to 30% as of April 2, 2004 from 36% as of March 28, 2003, reflective of further strengthening the Company’s liquidity and strategic flexibility.

Operating Activities

Cash flows used for operations totaled $42.2 million for the six months ended April 2, 2004 compared with $51.6 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $36.6 million for the six months ended April 2, 2004, compared to an increase of $30.2 million in the year ago period. Inventories increased by $16.2 million for the six months ended April 2, 2004 compared to an increase of $18.9 million in the prior year period. The inventory build in the current year is primarily related to a build-up of products for the Diving business and timing of Military tent orders in the Outdoor Equipment business. The Company believes it is producing products at levels adequate to meet expected customer demand.

Accounts payable and accrued liabilities increased $3.5 million for the six months ended April 2, 2004 versus a decrease of $5.4 million for the corresponding period of the prior year. This change is due to the timing of the settlement of short term accrued obligations.

Depreciation and amortization charges were $3.9 million for the six months ended April 2, 2004 and $4.0 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities, consisting solely of expenditures for property, plant and equipment, totaled $3.2 million for the six months ended April 2, 2004 versus $3.4 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements. In 2004, capitalized expenditures are anticipated to be in line with prior year levels. These expenditures are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows used for financing activities totaled $8.0 million for the six months ended April 2, 2004 and $7.4 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $9.5 million and $8.0 million in November 2003 and 2002, respectively.

JOHNSON OUTDOORS INC.

In addition to cash generated by operating activities, the Company has access to existing financing sources, including its $70.0 million unsecured revolving credit facility. This facility expires in August 2004. The Company expects to pursue a renewal of this facility. At April 2, 2004, the Company had no outstanding borrowings on this credit agreement.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at April 2, 2004.

(millions)	Payment Due by Fiscal Years
	Total	Remaining 2004	2005/2006	2007/2008	After 2008

Long-term debt (1)	$67.1	$0.1	$29.2	$27.8	$10.0
Operating lease obligations	18.6	2.6	7.3	4.1	4.6
Outstanding purchase orders	36.2	36.2	--	--	--

Total contractual obligations	$122.2	$38.9	$36.5	$31.9	$14.6

(1)     Excludes fair value adjustment of hedged debt.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at April 2, 2004 total $1.9 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. The Company has in the past mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2003 or the first two quarters of fiscal 2004.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs.

JOHNSON OUTDOORS INC.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals, plastics and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential one year loss in fair value of debt and earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at April 2, 2004:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes

Interest rate instruments	$1.3	$0.7

The Company has outstanding $67.0 million in unsecured senior notes as of April 2, 2004. The senior notes have interest rates that range from 6.98% to 7.82% and principal payments through December 2008. The fair market value of the Company’s fixed rate debt was $75.2 million as of April 2, 2004.

The Company has entered into interest rate swap agreements on a portion of its senior notes. As of April 2, 2004, the notional amount of the swaps was $4.2 million. The swap agreements effectively reduced interest rates to a range of 4.55% to 3.90% on the notional amounts. The swap agreements expire in fiscal year 2005. The fair market value of the Company’s swap agreements was less than $0.1 million as of April 2, 2004.

On November 6, 2003, the Company terminated the swap instruments relating to the 1998 and 2001 debt instruments. The Company realized gains on the 1998 and 2001 instruments of $0.2 million and $0.7 million, respectively. The gains are being amortized as a reduction in interest expense over the remaining life of the underlying debt instruments.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2003 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three and six months ended April 2, 2004.

JOHNSON OUTDOORS INC.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

Item 4.    Controls and Procedures

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company (including consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

(b)	There were no changes in internal control over financial reporting that occurred during the quarter ended April 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s reconvened Annual Meeting held on March 9, 2004, the shareholders voted to elect the following individuals as directors for terms that expire at the next annual meeting:

	Votes Cast For (1)	Votes Withheld (1)	Abstentions	Broker Non-Votes

Class A Directors:
Terry E. London	6,910,969	79,373	0	0
John M. Fahey, Jr	6,911,769	78,573	0	0
Class B Directors:
Samuel C. Johnson	1,202,745	0	0	0
Helen P. Johnson-Leipold	1,202,745	0	0	0
Thomas F. Pyle, Jr	1,202,745	0	0	0
Gregory E. Lawton	1,202,745	0	0	0

JOHNSON OUTDOORS INC.

At the Company’s reconvened Annual Meeting held on March 9, 2004, the shareholders voted to approve proposals related to the Company’s stock plans as set forth below:

	Votes Cast For (1)	Votes Cast Against (1)	Abstentions	Broker Non-Votes

Proposal regarding the amendment to the	17,015,138	359,482	190,206	1,452,966
Johnson Outdoors Inc. 1987 Employees'
Stock Purchase Plan to allow
participation by certain highly
compensated employees
Proposal to approve the Johnson Outdoors
Inc. 2003 Non-Employee Director Stock
Ownership Plan	17,255,995	126,056	182,775	1,452,966

(1)	Votes cast for or against and abstentions with respect to the proposals reflect that holders of Class B shares are entitled to 10 votes per share for matters other than the election of directors.

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this Form 10-Q:

2.1	Stock Purchase Agreement by and between Johnson Outdoors Inc. and TFX Equities Incorporated.

2.2	Intellectual Property Purchase Agreement by and among Johnson Outdoors, Inc., Technology Holding Company II and Teleflex Incorporated.

10.1	Johnson Outdoors Inc. 1987 Employees' Stock Purchase Plan, as amended.

10.2	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On January 12, 2004, the Company filed a Current Report on Form 8-K, dated January 12, 2004, furnishing under Item 12, the Company’s press release relating to a five-year Military tent contract.

On January 29, 2004, the Company filed a Current Report on Form 8-K, dated January 29, 2004, furnishing under Item 12, the Company’s earnings press release for the reporting period ended January 2, 2004.

On February 20, 2004, the Company filed a Current Report on Form 8-K, dated February 20, 2004, furnishing under Item 9, the Company’s press release relating to a nonbinding proposal to acquire outstanding shares of the Company received from Helen P. Johnson-Leipold and Samuel C. Johnson.

JOHNSON OUTDOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 17, 2004
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer
/s/ Paul A. Lehmann
Paul A. Lehmann
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit
Number    Description

2.1	Stock Purchase Agreement by and between Johnson Outdoors Inc. and TFX Equities Incorporated.

2.2	Intellectual Property Purchase Agreement by and among Johnson Outdoors, Inc., Technology Holding Company II and Teleflex Incorporated.

10.1	Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan, as amended.

10.2	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.