Form 10-Q
period 2004-07-02
JOHNSON OUTDOORS INC
filed 2004-08-16
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [ X ]

As of August 4, 2004, 7,582,498 shares of Class A and 1,221,715 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Statements of Operations - Three months
		and nine months ended July 2, 2004 and June 27, 2003	1
		Consolidated Balance Sheets - July 2, 2004, October 3,
		2003 and June 27, 2003	2
		Consolidated Statements of Cash Flows - Nine months
		ended July 2, 2004 and June 27, 2003	3
		Notes to Consolidated Financial Statements	4
	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	9
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
	Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	16
		Signatures	17
		Exhibit Index	18

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Nine Months Ended
	July 2 2004	June 27 2003	July 2 2004	June 27 2003
Net sales	$121,166	$108,546	$279,702	$246,706
Cost of sales	70,964	65,038	160,251	143,322

Gross profit	50,202	43,508	119,451	103,384

Operating expenses:
Marketing and selling	24,164	23,025	61,605	56,511
Administrative management, finance and
information systems	8,636	9,033	25,100	24,839
Research and development	2,617	1,575	6,272	4,738
Amortization of intangibles	82	58	255	222
Profit sharing	1,016	898	2,502	1,865

Total operating expenses	36,515	34,589	95,734	88,175

Operating profit	13,687	8,919	23,717	15,209
Interest income	(47)	(135)	(300)	(713)
Interest expense	1,284	1,326	3,721	4,036
Other (income) expense, net	149	(644)	93	(3,115)

Income before income taxes	12,301	8,372	20,203	15,001
Income tax expense	4,810	3,312	7,755	5,924

Net income	$7,491	$5,060	$12,448	$9,007

Basic Earnings Per Common Share	$0.87	$0.60	$1.46	$1.08
Diluted Earnings Per Common Share	$0.85	$0.59	$1.42	$1.06

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	July 2 2004	October 3 2003	June 27 2003
ASSETS
Current assets:
Cash and temporary cash investments	$40,258	$88,910	$62,696
Accounts receivable, less allowance for doubtful
accounts of $4,276, $4,214 and $4,316,
respectively	82,630	43,104	75,888
Inventories, net	62,373	50,594	51,606
Deferred income taxes	7,027	6,392	5,209
Other current assets	4,985	6,135	5,190

Total current assets	197,273	195,135	200,589
Property, plant and equipment, net	38,007	31,023	30,520
Deferred income taxes	18,681	18,637	19,478
Intangible assets, net	40,667	29,573	29,459
Other assets	3,032	3,289	2,960

Total assets	$297,660	$277,657	$283,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities of long-term
debt	$15,755	$9,587	$9,591
Accounts payable	18,574	15,627	16,619
Accrued liabilities:
Salaries and wages	10,980	8,899	8,029
Income taxes	3,168	499	5,192
Other	27,570	25,006	24,859

Total current liabilities	76,047	59,618	64,290
Long-term debt, less current maturities	51,318	67,886	68,444
Other liabilities	6,608	5,959	5,651

Total liabilities	133,973	133,463	138,385

Shareholders' equity:
Preferred stock: none issued	--	--	--
Common stock:
Class A shares issued:
July 2, 2004, 7,575,836;
October 3, 2003, 7,382,979;
June 27, 2003, 7,211,649	379	369	361
Class B shares issued (convertible into Class A):
July 2, 2004, 1,221,715;
October 3, 2003, 1,222,647;
June 27, 2003, 1,222,729	61	61	61
Capital in excess of par value	52,278	50,093	48,476
Retained earnings	105,956	93,510	97,165
Contingent compensation	(32)	(20)	(32)
Accumulated other comprehensive income (loss)	5,045	181	(1,410)

Total shareholders' equity	163,687	144,194	144,621

Total liabilities and shareholders' equity	$297,660	$277,657	$283,006

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Nine Months Ended
	July 2 2004	June 27 2003
CASH USED FOR OPERATIONS
Net income	$12,448	$9,077
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6,262	5,844
Deferred income taxes	(693)	(24)
Change in assets and liabilities:
Accounts receivable, net	(29,314)	(33,419)
Inventories, net	(3,990)	(7,010)
Accounts payable and accrued liabilities	4,947	(3,067)
Other, net	929	(1,610)

	(9,411)	(30,209)

CASH USED FOR INVESTING ACTIVITIES
Net assets of business acquired	(28,000)	--
Net additions to property, plant and equipment	(4,758)	(5,612)

	(32,758)	(5,612)

CASH USED FOR FINANCING ACTIVITIES
Principal payments on senior notes and other long-term debt	(9,538)	(8,071)
Common stock transactions	1,660	806

	(7,878)	(7,265)

Effect of foreign currency fluctuations	1,395	4,952

Decrease in cash and temporary cash investments	(48,652)	(38,134)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period	88,910	100,830

End of period	$40,258	$62,696

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	Basis of Presentation

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and its subsidiaries (the Company) as of July 2, 2004 and the results of operations for the three and nine months ended July 2, 2004 and cash flows for the nine months ended July 2, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.

Because of seasonal and other factors, the results of operations for the three and nine months ended July 2, 2004 are not necessarily indicative of the results to be expected for the full year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	July 2 2004	June 27 2003	July 2 2004	June 27 2003
Net income for basic and diluted earnings
per share	$7,491	$5,060	$12,448	$9,077

Weighted average common shares
outstanding	8,582,127	8,407,335	8,558,492	8,388,534
Less nonvested restricted stock	(2,515)	(4,830)	(3,519)	(5,560)

Basic average common shares	8,579,612	8,402,505	8,554,973	8,382,974
Dilutive stock options and restricted stock	215,335	176,618	211,127	161,757

Diluted average common shares	8,794,947	8,579,123	8,766,100	8,544,731

Basic earnings per common share	$0.87	$0.60	$1.46	$1.08
Diluted earnings per common share	$0.85	$0.59	$1.42	$1.06

3	Stock-Based Compensation and Stock Ownership Plans

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

JOHNSON OUTOORS INC.

	Three Months Ended		Nine Months Ended
	July 2 2004	June 27 2003	July 2 2004	June 27 2003
Net income	$7,491	$5,060	$12,448	$9,077
Total additional stock-based employee
compensation expense determined under fair
value method for all awards, net of tax	(62)	(67)	(102)	(211)

Pro forma net income	$7,429	$4,993	$12,346	$8,866

Basic earnings per common share
As reported	$0.87	$0.60	$1.46	$1.08
Pro forma	$0.87	$0.59	$1.44	$1.06
Diluted earnings per common share
As reported	$0.85	$0.59	$1.42	$1.06
Pro forma	$0.85	$0.58	$1.41	$1.04

The Company’s current stock ownership plans provide for the issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. All stock options have been granted with an exercise price equal to the fair market value on the date of grant and become exercisable over periods of one to four years from the date of grant. Stock options generally have a term of 10 years. The current plans also allow for the issuance of restricted stock or stock appreciation rights in lieu of options. Grants of restricted shares are not significant in any year presented.

The Company’s employees’ stock purchase plan provides for the issuance of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. During 2004, 2003 and 2002, 22,872, 9,585 and 10,378 shares, respectively, were issued under this plan. Shares available for purchase by employees under this plan were 33,957 at July 2, 2004.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 3, 2003	690,885	$ 8.80
Granted	9,750	19.88
Exercised	(165,540)	8.03
Cancelled	(30,334)	20.34

Outstanding at July 2, 2004	504,761	$ 8.60

Options to purchase 969,216 shares of Class A common stock with a weighted average exercise price of $9.07 per share were outstanding at June 27, 2003.

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company’s Class A common stock.

4	Acquisitions

On May 5, 2004, the Company acquired all of the issued and outstanding capital stock of Techsonic Industries, Inc. (Techsonic) and certain registered patents and trademarks used by Techsonic in its business of manufacturing and marketing underwater sonar and GPS technology equipment. Techsonic will continue its business and was added to the Company’s Motors segment. With this combination, the Company has renamed the Motors segment the “Marine Electronics Group.” The initial purchase price paid was approximately $28.0 million. The purchase price was subject to a working capital adjustment, which was completed in July 2004. The final allocation of the purchase price has not been finalized as of the date on which this report was filed. Pro-forma financial information related to the Techsonic acquisition is not required due to the immateriality of the transaction.

JOHNSON OUTOORS INC.

5	Pension Plans

The components of net periodic benefit cost related to Company administered benefit plans for the three and nine months ended July 2, 2004 and June 27, 2003 were as follows.

	Three Months Ended		Nine Months Ended
	July 2 2004	June 27 2003	July 2 2004	June 27 2003
Components of net periodic benefit cost:
Service cost	$144	$116	$430	$348
Interest on projected benefit obligation	222	220	665	659
Less estimated return on plan assets	(191)	(169)	(573)	(507)
Amortization of unrecognized:
Net loss	20	3	61	8
Prior service cost	6	6	19	19
Transition asset	(15)	(18)	(46)	(53)

Net amount recognized	$186	$158	$556	$474

6	New Accounting Pronouncements

In December 2003, the FASB issued the revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). The revised SFAS 132 retains the disclosures required by the original issuance of SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending October 1, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. As required, the Company has included the applicable interim period disclosures of the revised SFAS 132 in this Quarterly Report on Form 10-Q. (See Note 5 to these financial statements.)

7	Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.

JOHNSON OUTOORS INC.

8	Inventories

Inventories at the end of the respective periods consist of the following:

	July 2 2004	October 3 2003	June 27 2003
Raw materials	$29,050	$19,009	$20,467
Work in process	2,213	2,065	1,678
Finished goods	36,966	33,362	33,105

	68,229	54,436	55,250
Less reserves	5,856	3,842	3,644

	$62,373	$50,594	$51,606

9	Warranties

The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, Accounting for Contingencies. The following table summarizes the warranty activity for the nine months ended July 2, 2004 and June 27, 2003.

	2004	2003
Balance at beginning of fiscal period	$3,270	$1,846
Expense accruals for warranties issued during the period	2,182	1,951
Less current period warranty claims paid	2,074	1,518

Balance at end of quarter	$3,378	$2,279

10	Comprehensive Income

Comprehensive income includes net income and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income and comprehensive income is due to cumulative foreign currency translation adjustments. Strengthening of the U.S. Dollar against the Euro created the translation adjustment income for the three months ended July 2, 2004.

Comprehensive income for the respective periods consists of the following:

	Three Months Ended		Nine Months Ended
	July 2 2004	June 27 2003	July 2 2004	June 27 2003
Net income	$7,491	$5,060	$12,448	$9,077
Translation adjustment	1,843	3,202	4,864	10,511

Comprehensive income	$9,334	$8,262	$17,312	$19,588

JOHNSON OUTOORS INC.

11	Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company’s Outdoor Equipment business recognized net sales to the United States Military that aggregated approximately 10.7% and 11.5% of the Company’s total net sales during the three months ended July 2, 2004 and June 27, 2003, respectively, and 14.0% and 12.4% of the Company’s total net sales during the nine months ended July 2, 2004 and June 27, 2003, respectively.

Net sales and operating profit include both sales to customers, as reported in the Company’s consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Identifiable assets represent assets that are used in the Company’s operations in each business unit at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	July 2 2004	June 27 2003	July 2 2004	June 27 2003
Net sales:
Marine electronics:
Unaffiliated customers	$42,984	$29,577	$92,580	$71,394
Interunit transfers	128	244	423	764
Outdoor equipment:
Unaffiliated customers	27,188	25,123	67,127	55,791
Interunit transfers	14	25	47	68
Watercraft:
Unaffiliated customers	28,542	31,253	60,387	62,586
Interunit transfers	487	304	775	829
Diving:
Unaffiliated customers	22,224	22,418	59,205	56,549
Interunit transfers	3	7	12	36
Other	238	175	403	386
Eliminations	(642)	(580)	(1,257)	(1,697)

	$121,166	$108,546	$279,702	$246,706

Operating profit (loss):
Marine electronics	$8,445	$5,454	$19,001	$11,327
Outdoor equipment	4,760	4,416	11,692	8,855
Watercraft	639	1,759	(4,934)	(1,281)
Diving	4,936	1,123	9,686	6,306
Other	(5,093)	(3,833)	(11,727)	(9,998)

	$13,687	$8,919	$23,717	$15,209

Total assets (end of period):
Marine electronics			$65,347	$31,791
Outdoor equipment			33,455	30,669
Watercraft			71,918	74,242
Diving			94,934	97,548
Other			32,006	48,756

			$297,660	$283,006

JOHNSON OUTOORS INC.

12	Litigation

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

On December 22, 2003, the Company entered into a confidential settlement agreement with a former employee. Under the terms of the agreement the Company was entitled to receive up to $2.0 million. The funds related to the settlement were received during the three months ended July 2, 2004 and are reflected in the operating results of the Company.

13	Subsequent Events

On July 27, 2004, the Company announced plans to outsource manufacturing at its Grand Rapids, Michigan facility, and to shift production from Mansonville, Canada to its Old Town, Maine operation. Costs and charges associated with these plans are estimated at $3.0 million, which are expected to be incurred beginning in the Company’s fourth quarter of fiscal 2004 and continuing into its fiscal 2005 year.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) for the three and nine months ended July 2, 2004 and June 27, 2003. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2003.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s Military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; adverse weather conditions; and unanticipated events related to the going private proposal. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

JOHNSON OUTOORS INC.

Overview

The Company is a leading global outdoor recreation company that turns ideas into adventure with innovative, top-quality products. The Company designs, manufactures and markets a portfolio of consumer-preferred brands across four categories: Marine Electronics (formerly known as Motors), Outdoor Equipment, Watercraft and Diving. The Company’s familiar brands include, among others: Minn Kota® motors; Humminbird® fishfinders, Eureka!® tents; Old Town® canoes and kayaks; Ocean Kayak™, Necky™ and Dimension® kayaks; and SCUBAPRO®, SnorkelPro and UWATEC® dive equipment. As of July 31, 2004, the Company had 26 locations around the world, and employed approximately 1,500 people. The Company reported annual sales of $315.9 million in fiscal 2003.

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

			Year Ended
	October 3, 2003		September 27, 2002
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	17%	1%	17%	5%
March	27	53	29	42
June	34	77	34	66
September	22	(31)	20	(13)

	100%	100%	100%	100%

Results of Operations

The Company’s sales and operating earnings by segment are summarized as follows:

(millions)	Three Months Ended		Nine Months Ended
	July 2 2004	June 27 2003	July 2 2004	June 27 2003
Net sales:
Marine electronics	$43.1	$29.8	$93.0	$72.2
Outdoor equipment	27.2	25.1	67.2	55.9
Watercraft	29.0	31.6	61.2	63.4
Diving	22.2	22.4	59.2	56.6
Other/eliminations	(0.3)	(0.4)	(0.9)	(1.4)

Total	$121.2	$108.5	$279.7	$246.7

Operating profit:
Marine electronics	$8.4	$5.5	$19.0	$11.3
Outdoor equipment	4.8	4.4	11.7	8.9
Watercraft	0.6	1.8	(4.9)	(1.3)
Diving	4.9	1.1	9.7	6.3
Other/eliminations	(5.0)	(3.9)	(11.8)	(10.0)

Total	$13.7	$8.9	$23.7	$15.2

See Note 11 in the notes to the consolidated financial statements for the definition of segment net sales and operating profits.

JOHNSON OUTOORS INC.

Net sales for the three months ended July 2, 2004 totaled $121.2 million, an increase of $12.6 million, or 11.6%, compared to $108.5 million in the three months ended June 27, 2003. Foreign currency translation favorably impacted quarterly sales by $1.5 million. Two of the Company’s business units had sales growth over the prior year period. The Marine Electronics business sales increased $13.2 million, or 44.3%, to $43.1 million. This increase is the result of several factors: the addition of the Techsonic business, as completed May 5, 2004, which added $7.8 million to sales; sales of new products; and continued distribution channel expansion. The Company does not expect the same level of growth in the Marine Electronics business in future periods. Sales for the Outdoor Equipment business increased $2.1 million, or 8.2%, to $27.2 million. Increased Military sales in the current fiscal year accounted for this growth. The Company expects Military tent sales to return to lower historical levels in fiscal year 2005. The Watercraft business sales declined $2.5 million, or 8.0%, to $29.0 million. Declines in the Watercraft business resulted from excess capacities and a soft consumer market. The Diving business sales decreased $0.2 million, or 0.9%, to $22.2 million, aided by a $1.2 million favorable currency impact. Declines in the Diving business were due to continued weakness in the global economy and travel. These declines were offset in part by a $1.2 million favorable currency impact related to the strengthening of the Euro against the U.S. Dollar.

Net sales for the nine months ended July 2, 2004 totaled $279.7 million, an increase of $33.0 million, or 13.4%, compared to $246.7 million in the nine months ended June 27, 2003. Foreign currency translations favorably impacted year-to-date sales by $6.7 million. Three of the Company’s business units had sales growth over the prior year period. The Marine Electronics business sales increased $20.8 million, or 28.8%, to $93.0 million. This increase is the result of several factors: the addition of the Techsonic business, as completed May 5, 2004, which added $7.8 million to sales; sales of new products; and continued distribution channel expansion. The Company does not expect the same level of growth in the Marine Electronics business in future periods. Sales for the Outdoor Equipment business increased $11.7 million, or 21.0%, to $67.2 million mainly as a result of strength in Military sales. The Company expects Military tent sales to return to lower historical levels in fiscal year 2005. The Watercraft business sales decreased $2.3 million, or 3.6%, to $61.2 million due to a continuing soft consumer market. The Diving business sales increased $2.6 million, or 4.7%, to $59.2 million, helped by $5.1 million in favorable currency impact related to strengthening of the Euro against the U.S. Dollar.

Gross profit as a percentage of net sales was 41.4% for the three months ended July 2, 2004 compared to 40.1% in the corresponding period in the prior year. Margins in the Diving and Watercraft businesses improved over the prior year, while the Outdoor Equipment margins declined as expected on lower margin Military contracts. The Marine Electronics business saw margins decline as the margins for the Minn Kota business were flat and margins for the newly acquired Humminbird business were lower than the historical margins for the Minn Kota business. The Diving business improved margins significantly over the prior period, mainly due to the negative accounting impact of the Company recording a charge of $2.8 million related to the recall of a dive computer during the quarter ended June 27, 2003, versus the positive accounting impact of the Company reversing costs of $0.7 million related to this accrual during the quarter ended July 2, 2004.

Gross profit as a percentage of sales was 42.7% for the nine months ended July 2, 2004 compared to 41.9% in the corresponding period in the prior year. Margin improvements in the Marine Electronics and Diving businesses helped to offset declines in margins in the Outdoor Equipment and Watercraft businesses.

The Company recognized operating profit of $13.7 million for the three months ended July 2, 2004 compared to an operating profit of $8.9 million for the corresponding period of the prior year. Operating profit improvements in the Marine Electronics business stem from continued strong sales in the Minn Kota brand and the addition of the Humminbird brand, which contributed $0.5 million to operating profit. The Outdoor Equipment business improvements were driven by increased military sales. Improvements in Diving operating profit result from one time items recorded in the third quarter of each year, including proceeds of $2.0 million from the settlement of a lawsuit with a former employee received in 2004 and the accounting impact of charges related to the recall of a dive computer. During the third quarter ended June 27, 2003, the Diving business recorded a charge of $2.8 million related to a dive computer recall and then during the quarter ended July 2, 2004 the Diving business recorded a gain of $0.7 million resulting from the final accounting to reverse excess reserves related to the aforementioned dive computer recall. Watercraft operating profit declined due to a continuing soft consumer market and operational inefficiencies. Operating profit in fiscal 2004 was also negatively impacted by expenses recorded at the Company’s corporate location related to the on-going review of a proposal to acquire the outstanding public shares of the Company.

JOHNSON OUTOORS INC.

For the nine months ended July 2, 2004, operating profit increased when compared to the prior year period at $23.7 million versus $15.2 million. In addition to items noted in the preceding paragraph, overall higher sales in the Marine Electronics and Outdoor Equipment businesses drove the increase in operating profit. While operating profit for the Diving business was higher on a year-to-date basis, this increase is driven by one time items in both fiscal years and favorable currency impacts. Watercraft operating profit declined due to a continuing soft consumer market and operational inefficiencies.

Interest expense totaled $1.3 million for the three months ended July 2, 2004, even with the corresponding period of the prior year. Interest expense totaled $3.7 million for the nine months ended July 2, 2004 compared to $4.0 million for the corresponding period of the prior year. In the current year, the Company benefited from reductions in overall debt.

Foreign currency gains (losses) realized from transactions were $(0.2) and $(0.3) million for the three and nine months ended July 2, 2004 and $0.5 and $3.0 million in the corresponding periods of the prior year.

The Company’s effective tax rate for the nine months ended July 2, 2004 was 38.4%, compared to 39.5% for the corresponding period of the prior year, primarily due to the geographic mix of earnings.

Net Income

Net income for the three months ended July 2, 2004 was $7.5 million, or $0.85 per diluted share, compared to $5.1 million, or $0.59 per diluted share, for the corresponding period of the prior year.

Net income for the nine months ended July 2, 2004 was $12.4 million, or $1.42 per diluted share, compared to $9.0 million, or $1.06 per diluted share, for the corresponding period of the prior year.

Going Private Proposal

On February 20, 2004, the Company received a nonbinding proposal to acquire outstanding public shares of Class A and Class B common stock of the Company for a cash price of $18.00 per share. The proposal was from Samuel C. Johnson (majority shareholder and director of the Company) and Helen P. Johnson-Leipold (Chairman and Chief Executive Officer and director of the Company), and pertained to all shares of the Company not already owned by them, any member of their family or entities controlled by them. Although Mr. Johnson died on May 22, 2004, the proposal has not been withdrawn.

The Board of Directors of the Company appointed a special committee of independent directors to evaluate the proposal on behalf of the Company. The members of the special committee are Thomas F. Pyle, Jr., Terry E. London and John M. Fahey, Jr. The special committee is continuing to evaluate the proposal.

Subsequent Events

On July 27, 2004, the Company announced plans to outsource manufacturing at its Grand Rapids, Michigan facility, and to shift production from Mansonville, Canada to its Old Town, Maine operation. Costs and charges associated with these plans are estimated at $3.0 million, which are expected to be incurred beginning in the Company’s fourth quarter of fiscal 2004 and continuing in to its fiscal 2005 year.

JOHNSON OUTOORS INC.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	Nine Months Ended
	July 2 2004	June 27 2003
Cash used for:
Operating activities	$(9.4)	$(30.2)
Investing activities	(32.8)	(5.6)
Financing activities	(7.9)	(7.3)
Effect of exchange rate changes	1.4	5.0

Decrease in cash and temporary cash investments	$(48.7)	$(38.1)

As of the end of the Company’s third fiscal quarter, it is heavily invested in operating assets to support the Company’s selling season, which is strongest in the second and third quarters of the Company’s fiscal year.

The Company’s debt to equity ratio has declined to 29% as of July 2, 2004 from 35% as of June 27, 2003.

Operating Activities

Cash flows used for operations totaled $9.4 million for the nine months ended July 2, 2004 compared with $30.2 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $29.3 million for the nine months ended July 2, 2004, compared to an increase of $33.4 million in the year ago period. Inventories increased by $4.0 million for the nine months ended July 2, 2004 compared to an increase of $7.0 million in the prior year period. The inventory build in the current year is primarily related to a build-up of products for the Diving business and timing of Military tent orders in the Outdoor Equipment business. The Company believes it is producing products at levels adequate to meet expected customer demand.

Accounts payable and accrued liabilities increased $4.9 million for the nine months ended July 2, 2004 versus a decrease of $3.1 million for the corresponding period of the prior year. This change is due to the timing of the settlement of short term accrued obligations.

Depreciation and amortization charges were $6.3 million for the nine months ended July 2, 2004 and $5.8 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities, included expenditures for property, plant and equipment, totaling $4.8 million for the nine months ended July 2, 2004 versus $5.6 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements. In fiscal 2004, capitalized expenditures are anticipated to be in line with prior year levels. These expenditures are expected to be funded by working capital or existing credit facilities.

On May 5, 2004, the Company acquired Techsonic Industries, Inc. and certain other intellectual property assets for approximately $28.0 million. The final purchase price was subject to a working capital adjustment, the allocation of which has not yet been finalized.

JOHNSON OUTOORS INC.

Financing Activities

Cash flows used for financing activities totaled $7.9 million for the nine months ended July 2, 2004 and $7.3 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $9.5 million and $8.1 million during fiscal years 2004 and 2003.

In addition to cash generated by operating activities, the Company has access to existing financing sources, including its $70.0 million unsecured revolving credit facility, which was initially set to expire in August 2004, but has been extended for three additional months to November 2004. The Company expects to pursue a renewal of this facility. At July 2, 2004, the Company had no outstanding borrowings on this credit agreement.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at July 2, 2004.

(millions)	Payment Due by Fiscal Years
	Total	Remaining 2004	2005/2006	2007/2008	After 2008
Long-term debt (1)	$67.1	$0.1	$29.2	$27.8	$10.0
Operating lease obligations	17.3	1.3	7.3	4.1	4.6
Outstanding purchase orders	26.6	26.6	--	--	--

Total contractual obligations	$111.0	$28.0	$36.5	$31.9	$14.6

(1)    Excludes fair value adjustment of hedged debt.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at July 2, 2004 total $1.8 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. The Company has in the past mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2003 or the first three quarters of fiscal 2004.

JOHNSON OUTOORS INC.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential one year loss in fair value of debt and earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at July 2, 2004:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$ 1.3	$ 0.7

The Company has outstanding $67.0 million in unsecured senior notes as of July 2, 2004. The senior notes have interest rates that range from 6.98% to 7.82% and principal payments through December 2008. The fair market value of the Company’s fixed rate debt was $71.6 million as of July 2, 2004.

The Company has entered into interest rate swap agreements on a portion of its senior notes. As of July 2, 2004, the notional amount of the swaps was $4.2 million. The swap agreements effectively reduced interest rates to a range of 5.21% to 4.56% on the notional amounts. The swap agreements expire in fiscal year 2005. The fair market value of the Company’s swap agreements was less than $0.1 million as of July 2, 2004.

On November 6, 2003, the Company terminated the swap instruments relating to certain 1998 and 2001 debt instruments. The Company realized gains on the 1998 and 2001 instruments of $0.2 million and $0.7 million, respectively. The gains are being amortized as a reduction in interest expense over the remaining life of the underlying debt instruments through October 2005.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2003 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three and nine months ended July 2, 2004.

JOHNSON OUTOORS INC.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

Item 4.    Controls and Procedures

(a)	In accordance with Rule 13a–15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company (including consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

(b)	There were no changes in internal control over financial reporting that occurred during the quarter ended July 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this Form 10-Q:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 5, 2004, the Company filed a Current Report on Form 8-K, dated March 29, 2004, to reflect (under Item 4 of Form 8-K) the Company’s change in independent auditors for the Johnson Outdoors Retirement and Savings Plan.

On April 29, 2004, the Company filed a Current Report on Form 8-K, dated April 29, 2004, furnishing under Item 12, the Company’s earnings press release for the reporting period ended April 2, 2004.

On May 5, 2004, the Company filed a Current Report on Form 8-K, dated May 5, 2004, reporting under Item 2, the Company’s acquisition of all of the issued and outstanding capital stock of Techsonic Industries, Inc.

On May 26, 2004, the Company filed a Current Report on Form 8-K reporting under Item 9, the death of Samuel C. Johnson, a Director of Johnson Outdoors Inc. on May 22, 2004.

JOHNSON OUTOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: August 16, 2004
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