Form 10-K
period 2004-10-01
JOHNSON OUTDOORS INC
filed 2004-12-15
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2004

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

Yes  [ X ]   No  [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

        As of November 1, 2004, 7,599,831 shares of Class A and 1,221,715 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $78,212,824 on April 2, 2004. For purposes of this calculation only, shares of voting stock are deemed to have a market value of $19.64 per share, the closing price of the Class A common stock as reported on The NASDAQ Stock Market, Inc. on April 2, 2004.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  [ X ]   No  [   ]

Forward Looking Statements

Certain matters discussed in this Form 10-K are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; adverse weather conditions; and unanticipated events related to the going private transaction. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-K. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, which are used in this Form 10-K: Minn Kota®; Humminbird®; Eureka!®; Old Town®; Ocean Kayak™; Necky™; Dimension®; SCUBAPRO®; and UWATEC®.

PART I

ITEM 1.	BUSINESS

Johnson Outdoors Inc. and its subsidiaries (the “Company”) designs, manufactures and markets outdoor recreation products in four businesses: Diving, Watercraft, Outdoor Equipment and Marine Electronics (the Marine Electronics business was known as the Motors business prior to July 2, 2004). The Company’s primary focus is innovation — meeting consumer needs with breakthrough products that stand apart from the competition and advance the Company’s strong brand names. Its subsidiaries are organized in a network that is intended to promote entrepreneurialism and leverage best practices and synergies, following the strategic vision set by senior managers and approved by the Company’s Board of Directors. The Company is controlled by Helen P. Johnson-Leipold, members of her family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.

On October 28, 2004, the Company’s Board of Directors approved a definitive merger agreement with JO Acquisition Corp., a newly formed entity established by members of the family of the late Samuel C. Johnson, including the Company’s Chairman and Chief Executive Officer, Helen P. Johnson-Leipold. Under the terms of the proposed merger, the Company’s public shareholders would receive $20.10 per share in cash, and the members of the Johnson family would acquire 100% ownership of Johnson Outdoors.

The merger is subject to a number of conditions, including shareholder approval of the merger agreement and receipt of debt financing. GE Commercial Finance has committed, subject to customary conditions, to provide debt financing for the transaction.

Johnson Outdoors will schedule a special meeting of its shareholders for the purpose of obtaining shareholder approval of the merger agreement. If the necessary shareholder approval is obtained, then the merger is expected to be completed in the first quarter of calendar year 2005, subject to customary conditions and approvals.

Diving

The Company manufactures and distributes technical underwater diving products, which it sells under the SCUBAPRO and UWATEC names. The Company markets a full line of underwater diving and snorkeling equipment, including regulators, stabilizing jackets, dive computers, tanks, depth gauges, masks, fins, snorkels, diving electronics and other accessories. SCUBAPRO and UWATEC products are marketed to the high quality, premium priced segment of the market via limited distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including sales, instruction, travel and repair.

The Company focuses on maintaining SCUBAPRO and UWATEC as the market leaders in innovation and new products. The Company maintains research and development functions in the United States (U.S.) and Europe and holds hundreds of patents on proprietary products. The Company’s consumer advertising focuses on building the brand and communicating exclusive features and benefits of the SCUBAPRO and UWATEC product lines. The Company’s advertising and dealer network reinforce the SCUBAPRO and UWATEC brands’ position as the industry’s high quality and innovation leader. The Company advertises its equipment in diving magazines, via websites and through dive specialty stores.

The Company maintains manufacturing and assembly facilities in Switzerland, Mexico, Italy and Indonesia and procures a majority of its proprietary rubber and plastic products and components from third-party manufacturers.

Watercraft

The Company manufactures and markets kayaks, canoes, paddles, oars, recreational sailboats, personal flotation devices and small thermoformed recreational boats under the brand names Old Town, Carlisle Paddles, Ocean Kayak, Pacific Kayak, Canoe Sports, Necky, Escape, Extrasport, Waterquest and Dimension.

The Company’s Old Town Canoe subsidiary produces high quality kayaks, canoes and accessories for family recreation, touring and tripping. The Company uses a patented rotational-molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid-priced range of the market. These kayaks and canoes feature stiffer and more durable hulls than higher priced boats. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood. Carlisle Paddles, a manufacturer of canoe and kayak paddles and rafting oars, supplies paddles and oars to the Company’s other watercraft businesses and also distributes directly through the accessories channels mentioned below under the Carlisle brand.

The Company is a leading manufacturer of sit-on-top kayaks under the Ocean Kayak brand. In addition, the Company manufactures and markets high quality Necky sea touring and whitewater kayaks; Escape recreational sailboats; Extrasport and Swiftwater personal flotation devices; small thermoformed recreational boats, including canoes, pedal boats, deck boats and tenders, under the Waterquest and Escape brands; the Dimension brand of kayaks; and other paddle and watercraft accessory brands.

The Company’s kayaks, canoes and accessories are sold primarily to specialty stores and marine dealers, sporting goods stores and catalog and mail order houses such as L. L. Bean®, in the U.S. and Europe. Waterquest products are sold through marine dealers and large retail chains under several brand identities.

The Company manufactures its Watercraft products in three locations in the U.S. and one in New Zealand. The Company is also active in Europe with most of the brands noted above. The Company also contracts for manufacturing of Watercraft products with third parties in Grand Rapids, Michigan; Tunisia and the Czech Republic.

The North American market for kayaks and canoes has slowed over the past year. The Company believes, based on industry and other data, that it has maintained market share and continues to be a leading manufacturer of kayaks and canoes in the U.S. in both unit and dollar sales.

Outdoor Equipment

The products sold by the Company’s Outdoor Equipment business include Eureka! military, commercial and consumer tents and backpacks and Silva field compasses.

Eureka! consumer tents and packs compete primarily in the mid- to high-price range and are sold in the U.S. and Canada through independent sales representatives, primarily to sporting goods stores, catalog and mail order houses and camping and backpacking specialty stores. Marketing of the Company’s tents and backpacks is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. The Company is no longer pursuing a mass market strategy for consumer tents. Although the Company’s camping tents and backpacks are produced primarily by third-party manufacturing sources, design and innovation is conducted at the Binghamton, New York business location. Eureka! camping products are sold under license in Japan and Australia as well as by distribution agreement in Europe.

Eureka! commercial tents include party tents, sold primarily to general rental stores, and other commercial tents sold directly to tent erectors. Commercial tents are manufactured by the Company in the U.S. Products range from 10‘x10’ canopies to 120’ wide pole tents and other large scale frame structures.

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military. Current tents in production are a lightweight, two-man combat tent for the Marine Corps; a lightweight one-person tent for the Army; and a modular, general purpose tent for the Army. During 2004 and 2003, sales to the U.S. military accounted for 15.7% and 13.4% of total Company net sales, respectively. While there is potential for volume from other contracts on which the Company is currently bidding, military tent sales are expected to drop 40% to 50% in fiscal 2005.

Silva field compasses, which are manufactured by third parties, are marketed exclusively in North America, the area for which the Company owns Silva trademark rights.

In September 2002, the Company sold its Jack Wolfskin business (a marketer of high quality technical outdoor clothing, footwear, camping tents, backpacks, travel gear and accessories). The Company’s North American Jack Wolfskin operations were not included in the sale. The Company exited this business during the 2002 and 2003 fiscal years.

Marine Electronics

The Company manufactures, under its Minn Kota brand, battery powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company’s Minn Kota motors and related accessories are sold in the U.S., Canada, Europe and the Pacific Basin through large retail store chains such as Wal-Mart, catalogs such as Bass Pro Shops and Cabelas, sporting goods specialty stores, marine distributors, and original equipment manufacturers (OEM) including Ranger® Boats, Skeeter Boats, Triton, Lowe, and Stratos/Javilin. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

The Company has the leading market share of the U.S. electric fishing motor market; while this market has generally been flat over a number of years, the Company has been able to gain share by emphasizing marketing, product innovation and original equipment manufacturer sales.

On May 5, 2004, the Company acquired all of the outstanding common stock of Techsonic Industries, Inc. (Techsonic), and certain other assets from the parent company of Techsonic, Teleflex Incorporated, for $28.2 million. Techsonic is a manufacturer and marketer of underwater sonar and GPS technology equipment (the “Techsonic business”). The acquisition added the Humminbird fishfinders brand to the Company’s Marine Electronics portfolio. Techsonic was consolidated with the Company’s Motors segment. The Motors segment was renamed the Marine Electronics Group and was reported as such for the quarter ending July 2, 2004. The Techsonic products are sold through the same channels as the Company’s other Marine Electronics business.

Financial Information for Business Segments

See Note 14 to the Consolidated Financial Statements for financial information comparing each business segment.

International Operations

See Note 14 to the Consolidated Financial Statements for financial information comparing the Company’s domestic and international operations. See Note 1, subheading “Foreign Operations and Related Derivative Financial Instruments,” to the Consolidated Financial Statements for information respecting risks attendant to the Company’s foreign operations.

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

Diving: The main competitors in Diving include Aqualung, Oceanic, Mareo, Cressi, and Suunto, each of which competes on the basis of product innovation, performance, quality and safety.

Watercraft: The Company primarily competes in the paddle sport segment of kayaks and canoes. Main competitors are Watermark and Confluence. These companies compete on the basis of their design, performance and quality.

Outdoor Equipment: The Company’s brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman and private label brands. The Company also competes with the specialty companies such as North Face and Kelty on the basis of materials and innovative designs for consumers who want performance products priced at a value. The Company also competes for military tent contracts under the U.S. Government bidding process; competitors include Camel, AC Industries, Outdoor Ventures, Diamond Brands and Bea Mauer Corporation.

Marine Electronics: The main competitor in electric trolling motors is Motor Guide, owned by Brunswick Corporation, which manufactures and sells a full range of trolling motors and accessories. Competition in this business is focused on product quality/durability as well as product benefits and features for fishing. The main competitors in the charger market are Dual Pro from Charging Systems International, Guest from Marinco and ProMariner from Professional Mariner. Competition in this segment is focused on charging time, safety, performance and durability. The main competitors in the fishfinder market are Lowrance, Garmin, Bottomline, Navman, and Ray Marine. Competition in this segment is focused on quality of sonar imaging and display as well as the integration of mapping and GPS technology.

Employees

At October 1, 2004, the Company had approximately 1,500 employees. The Company considers its employee relations to be excellent. Temporary employees are utilized to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products totaled approximately $67.3 million at October 1, 2004 and $68.3 million at October 3, 2003. For the majority of products, the Company’s businesses do not receive significant orders in advance of expected shipment dates, with the exception of the military tent business which has orders outstanding based on contractual agreements.

Patents, Trademarks and Proprietary Rights

The Company owns no single patent that is material to its business as a whole. However, the Company holds various patents, principally for diving products, rotational-molded canoes, electric motors and fishfinders, and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted on the preceding pages. The Company vigorously defends its intellectual property rights.

Sources and Availability of Materials

The Company’s products are made using materials that are generally in adequate supply and are available from a variety of third-party suppliers.

The Company has an exclusive supply contract with a single vendor for materials used in its military tent business. Interruption or loss in the availability of this material could have an impact on sales and operating results of the Outdoor Equipment business.

Seasonality

The Company’s business is seasonal. The following table shows, for the past three fiscal years, total net sales and operating profit or loss related to continuing operations of the Company for each quarter, as a percentage of the total year.

					Year Ended
	October 1, 2004		October 3, 2003		September 27, 2002
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	18%	7%	17%	1%	17%	5%
March	27	45	27	53	29	42
June	34	72	34	77	34	66
September	21	(24)	22	(31)	20	(13)

	100%	100%	100%	100%	100%	100%

Available Information

The Company maintains a website at www.johnsonoutdoors.com. On its website, the Company makes available, free of charge, the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company will have available on its Web site, free of charge, its (a) Code of Ethics; (b) Code of Ethics for its Chief Executive Officer and Senior Financial and Accounting Officers; and (c) the charters for the following committees of the Board of Directors: Audit, Compensation, Executive and Nominating and Corporate Governance. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Executive Officers

The following list sets forth certain information, as of December 1, 2004, regarding the executive officers of the Company.

Helen P. Johnson-Leipold, age 47, became Chairman and Chief Executive Officer of the Company in March 1999. Prior to joining the Company, Ms. Johnson-Leipold was employed by S.C. Johnson & Son, Inc. (SCJ) for twelve years.

Jervis B. Perkins, age 49, became Chief Operating Officer of the Company in January 2003. Prior to joining the Company, Mr. Perkins was employed by Brunswick Corporation for seven years, most recently as Group General Manager of the Bowling Products business beginning in February 2000. He was Executive Vice President, Sales and Marketing at Brunswick’s Mercury Marine Division from January 1998 to February 2000.

Paul A. Lehmann, age 51, became Vice President and Chief Financial Officer of the Company in May 2001. Prior to joining the Company, Mr. Lehmann was employed by Steelcase North America, Inc. (SCNA) for seven years. From October 1999 to May 2001, Mr. Lehmann was Vice President, Finance and Strategic Planning of SCNA. From June 1997 to October 1999, Mr. Lehmann was Vice President, Operations Finance of SCNA.

There are no family relationships between the above executive officers.

ITEM 2.	PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its facilities are well maintained and have capacity adequate to meet its current needs.

See Note 7 to the Consolidated Financial Statements for a discussion of lease obligations.

The Company’s principal manufacturing (identified with an asterisk) and other locations are:

Albany, New Zealand* (Watercraft)	El Cajon, California (Diving)
Alpharetta, Georgia (Marine Electronics)	Eufaula, Alabama* (Marine Electronics)
Antibes, France (Diving)	Ferndale, Washington* (Watercraft)
Bad Sakingen, Germany (Diving)	Genoa, Italy* (Diving)
Barcelona, Spain (Diving)	Grand Rapids, Michigan (Watercraft)
Basingstoke, Hampshire, England (Diving)	Grayling, Michigan* (Watercraft)
Batam, Indonesia* (Diving)	Hallwil, Switzerland* (Diving)
Binghamton, New York* (Outdoor Equipment)	Henggart, Switzerland (Diving)
Burlington, Ontario, Canada (Marine Electronics,	Mankato, Minnesota* (Marine Electronics)
Outdoor Equipment)	Napier, New Zealand* (Watercraft)
Chatswood, Australia (Diving)	Old Town, Maine* (Watercraft)
Chi Wan, Hong Kong (Diving)	Tokyo (Kawasaki), Japan (Diving)

The Company’s corporate headquarters is located in Racine, Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16 to the Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter of the year ended October 1, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information with respect to this item is included in Notes 10 and 11 to the Consolidated Financial Statements. The Company’s Class A common stock is traded on The NASDAQ Stock Market, Inc. under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 1, 2004, the Company had 673 holders of record of its Class A common stock and 56 holders of record of its Class B common stock. The Company has never paid, and has no current intention to pay, a dividend on its common stock.

A summary of the high and low prices for the Company’s Class A common stock during each quarter of the years ended October 1, 2004 and October 3, 2003 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
Stock prices:
High	$16.14	$13.67	$20.21	$12.12	$20.12	$14.00	$19.81	$15.75
Low	12.30	6.90	15.25	8.40	18.79	8.76	19.15	12.55
Last	15.32	10.28	19.64	8.90	19.47	13.15	19.30	13.50

The following limitations apply to the ability of the Company to pay dividends:

•	Pursuant to the Company’s revolving credit agreement, dated as of October 29, 2004, by and among the Company, the subsidiary borrowers from time to time parties thereto and LaSalle Bank National Association, the Company generally may not, nor may it permit any of the subsidiary borrowers to, declare or pay any dividends on its capital stock (other than dividends payable in its own capital stock).

•	The Company’s Articles of Incorporation provide that no dividend (other than a dividend payable in shares of the Company’s common stock may be declared or paid upon the Class B common stock unless such dividend is declared or paid upon both classes of common stock. Whenever a dividend (other than a dividend payable in shares of Company common stock) is declared or paid upon any shares of Class B common stock, at the same time there must be declared and paid a dividend on shares of Class A common stock equal in value to 110% of the amount per share of the dividend declared and paid on shares of Class B common stock. Whenever a dividend is payable in shares of Company common stock, such dividend must be declared or paid at the same rate on the Class A common stock and the Class B common stock.

•	Under the merger agreement related to the going private transaction, the Company has agreed not to pay dividends on its common stock before the effective time of the merger.

ITEM 6.	SELECTED FINANCIAL DATA

A summary of the Company’s operating results and key balance sheet data for each of the years in the five-year period ended October 1, 2004 is presented below. All periods have been restated to reflect the discontinuation of the Company’s Fishing business.

				Year Ended
(thousands, except per share data)	October 1 2004	October 3 2003	September 27 2002	September 28 2001	September 29 2000
OPERATING RESULTS (1)
Net sales	$355,274	$315,892	$342,532	$345,637	$354,889
Gross profit	147,618	127,989	141,054	138,781	144,574
Operating expenses	128,490	116,376	121,303	123,063	119,855

Operating profit	19,128	11,613	19,751	15,718	24,719
Interest expense	5,062	5,165	6,630	9,085	9,799
Other expense (income), net (2)	(670)	(3,254)	(27,372)	543	(160)

Income from continuing operations before
income taxes and before cumulative
effect of change in accounting principle	14,736	9,702	40,493	6,090	15,080
Income tax expense	6,047	4,281	10,185	2,480	6,705

Income from continuing operations before
cumulative effect of change in
accounting principle	8,689	5,421	30,308	3,610	8,375
Income (loss) from discontinued operations	--	--	--	--	(940)
Income (loss) on disposal of discontinued
operations	--	--	495	--	(24,418)
Income (loss) from change in accounting
principle	--	--	(22,876)	1,755	--

Net income (loss)	$8,689	$5,421	$7,927	$5,365	$(16,983)

Basic earnings (loss) per common share:
Continuing operations	$1.01	$0.64	$3.69	$0.44	$1.03
Discontinued operations	--	--	0.06	--	(3.12)
Effect of change in accounting principle	--	--	(2.79)	0.22	--

Net income (loss)	$1.01	$0.64	$0.96	$0.66	$(2.09)

Diluted earnings (loss) per common share:
Continuing operations	$0.99	$0.63	$3.59	$0.44	$1.03
Discontinued operations	--	--	0.06	--	(3.12)
Effect of change in accounting principle	--	--	(2.71)	0.22	--

Net income (loss)	$0.99	$0.63	$0.94	$0.66	$(2.09)

Diluted average common shares outstanding	8,774	8,600	8,430	8,170	8,130

BALANCE SHEET DATA

Current assets (3)	$194,641	$195,135	$192,137	$133,180	$144,194
Total assets	293,714	277,657	271,285	244,913	257,971
Current liabilities (4)	59,110	50,031	53,589	36,568	46,941
Long-term debt, less current maturities	50,797	67,886	80,195	84,550	45,857
Total debt	67,019	77,473	88,253	97,535	105,319
Shareholders' equity	160,644	144,194	124,145	105,779	100,832

(1)	The year ended October 3, 2003 includes 53 weeks. All other years include 52 weeks. The Company sold its European Jack Wolfskin business during 2002; 2002 includes ten months of results from this business.
(2)	Includes gain on sale of the European Jack Wolfskin business of $27,251 in 2002.
(3)	Includes cash of $69,572, $88,910, $100,830, $16,069 and $17,363 in 2004, 2003, 2002, 2001, and 2000, respectively.
(4)	Excluding short-term debt and current maturities of long-term debt.
(5)	The results in 2004 contain five months of operating results of the acquired Techsonic business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company designs, manufactures and markets top-quality outdoor recreational products for the whole family. Through a combination of breakthrough products, strong marketing and distribution, the Company meets the needs of the consumer, setting itself apart from the competition. Its subsidiaries comprise a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

The 12.5% increase in net sales for the 2004 fiscal year resulted primarily from strong military tent sales (up 40.8%), growth in the Minn Kota brand (up 11.1%) and the addition of five months ($13.6 million) of net sales from Techsonic, which was acquired in May 2004. This acquisition added the popular Humminbird brand to the Company’s Marine Electronics portfolio (the Marine Electronics business was known as the Motors business prior to July 2, 2004). The $28 million deal reinforced the Company’s strategic focus on acquisitions that complement its businesses, have market-leading potential and strengthen profitability.

Although strong during fiscal 2004, military tent sales are expected to drop 40% to 50% in fiscal 2005 as current contracts and emergency orders come to an end. Though it remains a strong brand, our Eureka! consumer line of camping products continues to face a declining market for its higher quality consumer tents, as the shift to lower priced and private label products continues in its retail channels. The Eureka! commercial line of tents maintained its position in fiscal 2004 in a flat market.

The variability and unpredictability of the Company’s seasonal markets was evident in the fourth quarter. A cool summer in many parts of the United States and extreme adverse weather late in the selling season resulted in a disappointing fourth quarter, across all business units except Outdoor Equipment.

Continued declines in net sales and operating profit in the Watercraft business were the result of soft markets and excess capacity. In July, the Company began a $3.1 million restructuring plan to increase efficiency and improve profitability of this business. This effort will make Watercraft leaner, yet more flexible, more focused, and more competitive going forward. It should make the Watercraft business better prepared to deliver financial performance equal to the strength of the Company’s winning brands. The plan is on track and is expected to be completed as expected in the first quarter of fiscal 2005.

The Diving business’ net sales increased slightly (2.6%) as a result of favorable currency exchange throughout the year. Continued investment is needed to lessen the impact of softness in this market to support better performance by the Company’s Diving business.

Debt-to-total capitalization stands at 29.4% at year end, well below historical levels. Working capital excluding cash and short-term debt moved to its annual low at the end of September. Compared to prior year levels, the increases in trade receivables and inventories primarily reflect the addition of Techsonic and the impact of currency fluctuation in the Company’s foreign operations.

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition for the three years ended October 1, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Results of Operations

Summary consolidated financial results from continuing operations are as follows:

(millions, except per share data)	2004	2003	2002
OPERATING RESULTS (1)
Net sales	$355.3	$315.9	$342.5
Gross profit	147.6	128.0	141.1
Operating expenses	128.5	116.4	121.3
Operating profit	19.1	11.6	19.8
Interest expense	5.1	5.2	6.6
Gain on sale of subsidiary	--	--	27.3
Income from continuing operations before cumulative effect of
change in accounting principle	8.7	5.4	30.3
Diluted earnings per common share from continuing operations before cumulative effect of change in accounting
principle (2)	$0.99	$0.63	$3.59

(1)	The year ended October 3, 2003 includes 53 weeks. All other years include 52 weeks. The Company sold its European Jack Wolfskin business during 2002; 2002 includes ten months of results from this business.
(2)	In 2002, the after tax gain on sale of subsidiary was $2.65 per diluted share.
(3)	The results in 2004 contain five months of operating results of the acquired Techsonic business.

The Company’s sales and operating earnings by segment are summarized as follows:

(millions)	2004	2003
Net sales:
Marine Electronics	$109.8	$86.6
Outdoor Equipment	90.2	72.8
Watercraft	76.0	79.9
Diving	80.1	78.0
Other/eliminations	(0.7)	(1.4)

Total	$355.3	$315.9

Operating profit:
Marine Electronics	$17.8	$12.0
Outdoor Equipment	16.4	12.1
Watercraft	(9.8)	(9.0)
Diving	9.9	8.6
Other/eliminations	(15.2)	(12.1)

Total	$19.1	$11.6

See Note 14 in the notes to the consolidated financial statements for the definition of segment net sales and operating profits.

2004 vs 2003

Net Sales

Net sales totaled $355.3 million in 2004 compared to $315.9 million in 2003, an increase of 12.5% or $39.4 million. On May 5, 2004, the Company acquired all of the outstanding common stock of Techsonic Industries, Inc., a manufacturer and marketer of underwater sonar and GPS technology equipment. During 2004, the Techsonic business contributed $13.6 million to net sales. Foreign currency translations favorably impacted year-to-date sales by $8.1 million in comparison to 2003. Three of the Company’s business units experienced sales growth over the prior year. The markets in which the Company’s business units participate were relatively flat versus 2003, however, the Company was able to maintain or increase its share in those markets. Sales for the Company’s Outdoor Equipment business increased $17.4 million, or 23.9%, as a result of strength in military tent sales. However, military tent sales are expected to drop 40% to 50% in fiscal 2005. The consumer tent business continued to experience competition from the low-price mass market and private label segment of the category. The Marine Electronics business sales increased $23.2 million, or 26.8%, to $109.8 million as a result of the addition of the Techsonic business, strength in new products and continued market share strength. The Diving business sales increased $2.1 million, or 2.7%, to $80.1 million. Included in the increase was $6.2 million in favorable currency impacts resulting from strengthening of the Euro and Swiss Franc against the U.S. Dollar. This favorable currency impact offset sales declines due to continued weakness in the global economy and travel. The Watercraft business sales declined $3.9 million, or 4.9%, to $76.0 million primarily due to a sales decline to Sam’s Club, excess capacity and softness in consumer markets.

Operating Results

The Company recognized an operating profit of $19.1 million in 2004 compared to an operating profit of $11.6 million in 2003. Improvements in the Marine Electronics, Outdoor Equipment, and Diving businesses were offset by declines in the Watercraft business. The Techsonic business, which is part of the Marine Electronics business, incurred an operating loss of $0.4 million during the period from the date of its acquisition through the end of fiscal 2004. Company gross profit margins improved to 41.6% in 2004 from 40.5% in 2003. The Marine Electronics, Watercraft and Diving businesses improved gross margins by 2.9, 1.7 and 1.8 percentage points, respectively. The Outdoor Equipment business had a slight decline in gross margin by 2.6 percentage points, which was expected due to the expiration of higher margin emergency orders for the U.S. military early in 2004.

Operating expenses totaled $128.5 million, or 36.2% of net sales, in 2004 compared to $116.4 million, or 36.8% of net sales, in 2003. Operating expenses in 2004 included $4.2 million of expenses from the Techsonic business, offset in part by a $2.0 million legal recovery from a former employee. Other factors that contributed to operating expense increases in 2004 included increases in sales and marketing expenses to support the Company’s brands, increased research and development activities, restructuring expenses in the Watercraft business, the going private process, and bonus and profit sharing increases commensurate with Company performance.

The Outdoor Equipment business operating profit increased by $4.3 million, or 35.5%, in 2004 compared to $12.1 million in 2003. The Outdoor Equipment business benefited from strength in military and commercial tents, partially offset by softness in other Outdoor Equipment products such as backpacks. The Diving business saw operating profit improve by $1.3 million in 2004, resulting in an operating profit margin of 12.4% of net sales in 2004 compared to 11.0% of sales in 2003. The Marine Electronics business had operating profit of $17.8 million in 2004 compared to $12.0 million in 2003. The increase in this business was driven by higher net sales and improved gross profit related to production efficiencies from higher volume, cost savings and improved pricing yield resulting from favorable changes in product mix and the impact of new products, offset by the Techsonic business which contributed a loss of $0.4 million to operating profit in 2004.

The Watercraft business incurred an operating loss of $9.8 million in 2004 compared to an operating loss of $9.0 million in 2003. The increase in operating loss in 2004 was primarily related to declines in net sales, unfavorable manufacturing variances and costs associated with the closure of the Grand Rapids, Michigan manufacturing facility of $2.5 million. The restructuring charges related to plans to outsource manufacturing at its Grand Rapids, Michigan facility and to shift production from Mansonville, Canada to its Old Town, Maine operation. Total restructuring charges in 2004 include $1.0 million from one-time termination costs, $0.4 million from contract termination and $1.0 million from impairment or disposal of equipment.

Other Income and Expenses

Interest income decreased $0.3 million to $0.5 million in 2004 due to lower average invested cash balances during the year.

Interest expense decreased $0.1 million in 2004, resulting from lower amounts of debt outstanding for the year, offset by an increase in interest rates. The Company realized currency gains of $0.1 million in 2004.

Pretax Income and Income Taxes

The Company recognized pretax income of $14.7 million in 2004, compared to $9.7 million in 2003. The Company recorded income tax expense of $6.0 million in 2004, an effective rate of 41.0%, compared to $4.3 million in 2003, an effective rate of 44.1%. The effective tax rate in 2003 was negatively impacted by a $0.5 million provision made to account for an ongoing income tax audit in Germany.

At October 1, 2004, the Company had U.S. federal operating loss carryforwards of $28.0 million, which begin to expire in 2013, as well as various state net operating loss carryforwards. The U.S. federal operating loss carryforwards are available to offset future taxable income over the next 9 to 20 years. The Company believes it will realize the deferred tax assets through the generation of future taxable income, tax planning strategies and reversals of deferred tax liabilities.

Net Income

The Company recognized net income of $8.7 million in 2004, or $0.99 per diluted share, compared to net income of $5.4 million in 2003, or $0.63 per diluted share.

Going Private Transaction

On October 28, 2004, the Company’s Board of Directors approved a definitive merger agreement with JO Acquisition Corp., a newly formed entity established by members of the family of the late Samuel C. Johnson, including the Company’s Chairman and Chief Executive Officer, Helen P. Johnson-Leipold. Under the terms of the proposed merger, the Company’s public shareholders would receive $20.10 per share in cash, and the members of the Johnson family would acquire 100% ownership of Johnson Outdoors.

The merger is subject to a number of conditions, including shareholder approval of the merger agreement and receipt of debt financing. GE Commercial Finance has committed, subject to customary conditions, to provide debt financing for the transaction.

Johnson Outdoors will schedule a special meeting of its shareholders for the purpose of obtaining shareholder approval of the merger agreement. If the necessary shareholder approval is obtained, then the merger is expected to be completed in the first quarter of calendar year 2005, subject to customary conditions and approvals.

2003 vs 2002

Net Sales

Net sales totaled $315.9 million in 2003 compared to $342.5 million in 2002, a decrease of 7.8% or $26.6 million. Excluding the results of the Company’s Jack Wolfskin subsidiary, which was sold in the forth quarter of 2002, sales of the Company’s continuing businesses increased 6.7% or $19.8 million over the prior year. A reconciliation of the Company’s sales excluding Jack Wolfskin to sales as reported in the Statement of Operations is set forth below. Foreign currency translations favorably impacted annual sales by $8.3 million in comparison to 2002. Three of the Company’s business units experienced sales growth over the prior year. The markets in which the Company’s business units participate were relatively flat versus 2002, however, the Company was able to maintain or increase its share in those markets. The Outdoor Equipment business as a whole incurred a sales decline of $33.6 million, or 31.6%. This decline is directly attributable to the disposition of the Company’s Jack Wolfskin subsidiary. Sales for the continuing portion of the Company’s Outdoor Equipment business increased $12.9 million, or 21.6%, as a result of strength in military sales. The consumer tent business continued to experience competition from the low-price mass market and private label segment of the category. The Marine Electronics business sales increased $5.1 million, or 6.4%, to $85.7 million as a result of strength in new products as well as continued market share strength. The Diving business sales increased $5.4 million, or 7.5%, to $78.0 million as a result of new product sales as well as currency impacts aided by the strengthening of the Euro against the U.S. Dollar. The Watercraft business saw sales decline $3.9 million, or 4.7%, to $79.0 million primarily related to market softness compounded by integration and operational difficulties.

Operating Results

The Company recognized an operating profit of $11.6 million in 2003 compared to an operating profit of $19.8 million in 2002. The Jack Wolfskin operation contributed $5.0 million to operating profit in 2002. Improvements in the Marine Electronics and Outdoor Equipment businesses were offset by declines in the Diving and Watercraft businesses. Gross profit margins declined to 40.5% in 2003 from 41.2% in 2002. The Marine Electronics and Outdoor Equipment businesses improved gross margin by 3.1 and 1.6 percentage points, respectively. The Diving business had a slight gross margin improvement despite recording $1.8 million in charges related to the voluntary recall of the UWATEC Smart Pro and Smart Com diving computers. The Watercraft business drove the overall decline in gross margin due to operational inefficiencies; and a series of unusual charges totaling $3.6 million in the following areas: inventory charges for excess and obsolete inventory at on-going manufacturing sites; equipment and tooling write-offs for equipment determined to be no longer useable; and integration issues related to the closure of the Company’s Extrasport facility in Miami, Florida which included charges for inventory, severance and other closure issues.

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

The Outdoor Equipment business operating profit increased by $0.3 million, or 2.1%, to $12.1 million in 2003. The Company’s Jack Wolfskin subsidiary contributed $0.1 million and $4.9 million of operating profit to the Outdoor Equipment business in 2003 and 2002, respectively. The continuing Outdoor Equipment business benefited from strength in military and commercial tents, partially offset by softness in the consumer tent business. The Diving business saw operating profit decline by $1.9 million in 2003, resulting in an operating profit margin of 11.0% of sales in 2003 compared to 14.5% of sales in 2002. Improved gross profit was more than offset by charges taken during the year related to product recalls as well as other increases in operating expenses. The Marine Electronics business had operating profit of $12.0 million in 2003 compared to $8.2 million in 2002. The increase was driven by increased net sales volume, improved gross profit related to production efficiencies from higher volume, cost savings and improved pricing yield resulting from favorable changes in product mix and the impact of new products.

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

At October 1, 2003, the Company had U.S. federal operating loss carryforwards of $34.7 million, which begin to expire in 2012, as well as various state net operating loss carryforwards. The U.S. federal operating loss carryforwards are available to offset future taxable income over the next 9 to 20 years. The Company believes it will realize the deferred tax assets through the generation of future taxable income, tax planning strategies and reversals of deferred tax liabilities.

Change in Accounting Principles

Effective September 29, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142. In accordance with the adoption of this new standard, the Company ceased the amortization of goodwill.

As required under SFAS No. 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of September 29, 2001. This assessment resulted in a write off of goodwill during 2002 totaling $22.9 million, net of tax ($2.71 per diluted share) and was reflected as a change in accounting principle. The write off was associated with the Watercraft ($12.9 million) and Diving ($10.0 million) business units. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the consolidated statement of operations.

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

Adjusted Results of Continuing Businesses:

(thousands, except per share data)	2004	2003	2002
Net sales	$355,274	$315,546	$295,718
Gross profit	147,618	127,982	122,687
Operating profit	19,128	11,675	14,822
Income from continuing operations before cumulative
effect of change in accounting principle	8,689	5,461	5,563
Diluted EPS - Continuing businesses	$0.99	$0.64	$0.66

Reconciliation of Adjusted Results to Reported Results for 2004:

(thousands, except per share data)	As Reported Results	Jack Wolfskin	Continuing Results
Net sales	$355,274	$--	$355,274
Gross profit	147,618	--	147,618
Operating profit	19,128	--	19,128
Income from continuing operations before cumulative
effect of change in accounting principle	8,689	--	8,689
Diluted EPS	$0.99	$--	$0.99

Reconciliation of Adjusted Results to Reported Results for 2003:

(thousands, except per share data)	As Reported Results	Jack Wolfskin	Continuing Results
Net sales	$315,892	$346	$315,546
Gross profit	127,989	7	127,982
Operating profit	11,613	62	11,675
Income from continuing operations before cumulative
effect of change in accounting principle	5,421	(40)	5,461
Diluted EPS	$0.63	$(0.01)	$0.64

Reconciliation of Adjusted Results to Reported Results for 2002:

(thousands, except per share data)	As Reported Results	Jack Wolfskin	Continuing Results
Net sales	$342,532	$46,814	$295,718
Gross profit	141,054	18,367	122,687
Operating profit	19,751	4,929	14,822
Income from continuing operations before cumulative
effect of change in accounting principle	30,308	24,745	5,563
Diluted EPS	$3.59	$2.93	$0.66

Reconciliation of Adjusted Earnings per Diluted Share:

	2004	2003	2002
Income from continuing operations
(according to GAAP)	$0.99	$0.63	$3.59
Add back (subtract):
Gain on sale of Jack Wolfskin	--	--	(2.65)
Closing cost for North American Jack Wolfskin
operations	--	--	0.05
Jack Wolfskin operating results	--	0.01	(0.33)

Adjusted income from continuing businesses	$0.99	$0.64	$0.66

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	2004	2003
Cash provided by (used for):
Operating activities	$22.2	$(3.5)
Investing activities	(35.5)	(9.6)
Financing activities	(7.7)	(6.1)
Effect of exchange rate changes	1.7	7.2

Decrease in cash and temporary cash investments	$(19.3)	$(11.9)

The Company’s debt to total capitalization ratio declined to 29% as of October 1, 2004 from 35% as of October 3, 2003.

Operating Activities

The following table sets forth the Company’s working capital position related to continuing operations at the end of each of the past three years:

(millions)	2004	2003	2002
Current assets (1)	$194.6	$195.1	$192.1
Current liabilities (2)	59.1	50.0	53.6

Working capital (2)	$135.5	$145.1	$138.5

Current ratio (2)	3.3:1	3.9:1	3.6:1

(1)	2004, 2003 and 2002 include cash of $69.6, $88.9 and $100.8 million, respectively.
(2)	Excludes short-term debt and current maturities of long-term debt.

Cash flows provided by (used for) operations totaled $22.2 million in 2004, ($3.5) million in 2003 and $33.8 million in 2002. Major drivers in the improvement of cash flows from operations in 2004 were improved profitability, increases in accounts payable and other accrued liabilities of $2.7 million and a decrease in accounts receivable of $3.4 million; these improvements were offset by an increase in inventory of $3.6 million. Declines in accounts payable and other accrued liabilities of $8.1 million and increases in inventory of $9.0 million and accounts receivable of $1.9 million contributed to the overall cash flows used for operations in 2003. The Company’s profitability and working capital management, increases in accounts payable and other accrued liabilities of $15.2 million and declines in inventory of $4.8 million contributed to the overall positive cash flows provided by operations in 2002. The changes in 2002 are exclusive of changes resulting from the disposal of the Jack Wolfskin business.

Depreciation and amortization charges were $8.7 million in 2004, $8.2 million in 2003 and $9.1 million in 2002.

Investing Activities

Cash flows provided by (used for) investing activities were $35.5 million, $9.6 million and $56.8 million in 2004, 2003 and 2002, respectively. The acquisition of Techsonic used $28.2 million in 2004. In 2002, proceeds from the sale of the Jack Wolfskin business contributed $59.3 million to the Company’s investing activities, while proceeds from the sale of the Company’s former headquarters facility contributed $5.0 million. Expenditures for property, plant and equipment were $7.8 million in 2004, $9.8 million in 2003 and $7.7 million in 2002. The Company’s recurring expenditures are primarily related to tooling for new products, facilities and information systems improvements. In 2005, capital expenditures are anticipated to be consistent with 2004 levels. These expenditures are expected to be funded by working capital or existing credit facilities.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past three years:

(millions)	2004	2003	2002
Current debt	$16.2	$9.6	$8.1
Long-term debt	50.8	67.9	80.2

Total debt	67.0	77.5	88.3
Shareholders' equity	160.6	144.2	124.1

Total capitalization	$227.6	$221.7	$212.4

Total debt to total capitalization	29.4%	35.0%	41.6%

Cash flows used for financing activities totaled $7.7 million in 2004, $6.1 million in 2003 and $8.4 million in 2002. Payments on long-term debt were $9.6 million, $8.0 million and $11.6 million in 2004, 2003 and 2002, respectively.

On October 29, 2004, the Company entered into a new $30.0 million unsecured revolving credit facility agreement expiring in October 2005. This agreement is expected to provide adequate funding for the Company’s operations during that period.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt, including interest, operating leases and open purchase orders. The following schedule details these obligations at October 1, 2004.

	Payment Due by Period
(millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 year
Long-term debt (1)	$67.0	$16.2	$30.0	$20.8	$--
Operating lease obligations	20.5	5.2	7.4	4.3	3.6
Open purchase orders	46.6	46.6	--	--	--
Contractually obligated interest
payments	11.7	4.4	5.7	1.6	--

Total contractual obligations	$145.8	$72.4	$43.1	$26.7	$3.6

(1)	Excludes fair value adjustment of hedged debt.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at October 1, 2004 total $1.7 million.

The Company anticipates making contributions to the deferred benefit pension plans of $0.7 million through October 15, 2005.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss Francs, Japanese Yen and Canadian Dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s Consolidated Financial Statements, increase or decrease, accordingly. The Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies, however, no such transactions were entered into during 2004 or 2003.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at October 1, 2004:

	Estimated Impact on
(millions)	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$1.0	$0.7

The Company has outstanding $67.0 million in unsecured senior notes as of October 1, 2004. The senior notes bear interest rates that range from 6.98% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate debt was $73.9 million as of October 1, 2004.

The Company has entered into interest rate swap agreements on a portion of its senior notes. As of October 1, 2004, the notional amount of the swaps was $4.2 million. The swap agreements effectively reduced interest rates to a range of 4.88% to 5.53% on the notional amounts. The swap agreements expire in fiscal year 2005. The fair market value of the Company’s swap agreements was insignificant as of October 1, 2004.

On November 6, 2003, the Company terminated the swap instruments relating to certain 1998 and 2001 debt instruments. The Company realized gains on the 1998 and 2001 instruments of $0.2 million and $0.7 million, respectively. The gains are being amortized as a reduction in interest expense over the remaining life of the underlying debt instruments through October 2005. The unamortized gain related to the 1998 and 2001 instruments was $0.3 million as of October 1, 2004.

Other Factors

The Company experienced inflationary pressures during 2004 on energy, metals and resins. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

Critical Accounting Policies and Estimates

The Company’s management discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. On an on-going basis, the Company evaluates its estimates, product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and other post-retirement benefits, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

New Accounting Pronouncements

In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. The proposed standard would require companies to expense the fair value of stock options and would be effective at the beginning of the fourth quarter of fiscal 2005. The Company will evaluate the requirements of the final standard to determine the impact on its results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included on pages F-1 to F-24.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	In accordance with Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Form 10-K, with the participation of the Company’s principal executive officer and principal financial officer, the Company completed its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year ended October 1, 2004 to ensure that material information relating to the Company (including consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Form 10-K was being prepared.

(b)	There were no changes in internal control over financial reporting that occurred during the quarter ended October 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to this item relating to the Company’s executive officers appears at the end of Part I of this Form 10-K.

Directors

The following list sets forth certain information, as of December 1, 2004, regarding the directors of the Company. There are no family relationships between the directors.

Name	Age	Business Experience During Last Five Years	Director Since
Thomas F. Pyle, Jr	63	Vice Chairman of the Board of the Company since October	1987
		1997. Chairman of The Pyle Group since September 1996
		(financial services and investments). Director of Sub Zero
		Corporation.
Helen P. Johnson-Leipold	47	Chairman and Chief Executive Officer of the Company since	1994
		March 1999. Prior to joining the Company, Ms.
		Johnson-Leipold was employed by S.C. Johnson & Son, Inc.
		(SCJ) for twelve years. Director of S.C. Johnson & Son, Inc.
		and JohnsonDiversey, Inc.
Gregory E. Lawton	53	President and Chief Executive Officer of JohnsonDiversey,	1997
		Inc. (manufacturer and marketer of commercial cleaning and
		hygiene solutions and services) since January 1999.
		President and Chief Executive Officer of NuTone, Inc.
		(manufacturer of ventilation fans, intercom systems and
		other home products) from July 1994 to January 1999.
		Director of JohnsonDiversey, Inc., General Cable Corporation
		and Superior Metal Products, Inc.
Terry E. London	55	President of London Partners LLC since July 2001 (private	1999
		investments). From May 1997 to July 2000, President and
		Chief Executive Officer and a Director of Gaylord
		Entertainment Company (hospitality and attractions, creative
		content and interactive media) ("Gaylord"). Executive Vice
		President and Chief Operating Officer of Gaylord from March
		1997 to May 1997. Director of Pier 1 Imports, Inc.
John M. Fahey, Jr	52	President and Chief Executive Officer and Chairman of the	2001
		Executive Committee of the Board of Trustees of the National
		Geographic Society since March 1998 (nonprofit scientific
		and educational organization). Director of Jason Foundation
		for Education.

Audit Committee

The Company’s Audit Committee presently consists of Messrs. London (Chairman), Pyle and Fahey. The Board of Directors has determined that Mr. London qualifies as an “audit committee financial expert,” as defined by the Securities and Exchange Commission. The Audit Committee’s primary duties and responsibilities are to: (1) appoint the Company’s independent registered public accounting firm and determine their compensation; (2) serve as an independent and objective party to monitor the Company’s compliance with legal and regulatory requirements and the Company’s financial reporting, disclosure controls and procedures and internal controls and procedures; (3) review, evaluate and oversee the audit efforts of the Company’s independent registered public accounting firm and internal auditors; (4) provide an open avenue of communication among the independent registered public accounting firm, management, the internal auditors, and the Board of Directors; and (5) prepare the Audit Committee Report required to be included in the Company’s annual proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and more than 10% shareholders to file with the Securities and Exchange Commission reports on prescribed forms of their ownership and changes in ownership of Company stock and furnish copies of such forms to the Company. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Form 5 was required to be filed, the Company believes that during the year ended October 1, 2004, all reports required by Section 16(a) to be filed by the Company’s officers, directors and more than 10% shareholders were filed on a timely basis.

Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns

The Company has an Employee Code of Conduct (the “Code of Conduct”). The Company requires all directors, officers and employees to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires the Company’s employees to avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest.

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

Compensation of Directors

Retainer and Fees. Each director who is not an employee of the Company (“non-employee director”) is entitled to receive an annual retainer of $20,000 and generally $1,000 for each meeting of the Board of Directors and each committee meeting attended. The Vice Chairman of the Board of Directors receives an additional annual retainer of $40,000. Non-employee directors are also entitled to receive an annual retainer for serving on committees of the Board of Directors as follows: the Chairman of each committee receives $3,500 and the other members each receive $1,000.

Stock-Based Plans. The Company maintains the Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan (the “2003 Director Plan”). The 2003 Director Plan provides for up to 150,000 shares of Class A common stock to be issued to non-employee directors. The plan provides that upon first being elected or appointed as a director of the Company, and thereafter, on the first business day after the Company’s annual meeting of shareholders, that each non-employee director of the Company automatically receives a combined stock option and restricted stock award in each year during the existence of the 2003 Director Plan. The award is intended to deliver a greater portion of director compensation in the form of equity, with the aggregate award providing an annual economic value of $20,000. The annual economic value is equally divided between restricted stock awards and stock options, with the basis for the division as follows: the restricted stock shares at the fair market value on date of award, and the stock options valued as of the date of the grant using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”).

The exercise price for options is the fair market value of a share of Class A common stock on the date of grant. Options have a term of ten years and become fully exercisable one year after the date of grant. The shares of Class A common stock granted to non-employee directors in the form of restricted stock awards cannot be sold or otherwise transferred while the non-employee director remains a director of the Company and thereafter the restrictions will lapse. However, a non-employee director may transfer the shares to any trust or other estate in which the director has a substantial interest or a trust of which the director serves as trustee or to his or her spouse and certain other related persons, provided the shares will continue to be subject to the transfer restrictions described above.

On March 10, 2004, a stock option exercisable for 1,950 shares of Class A common stock and 503 shares of restricted Class A common stock were awarded to each of the non-employee directors of the Company at that time (Messrs. Johnson, Pyle, Lawton, London and Fahey).

In connection with the going private transaction, the Company formed a special committee consisting of three independent directors, John M. Fahey, Jr., Terry E. London and Thomas F. Pyle, Jr., to evaluate the proposed merger. The members of the special committee elected Mr. Pyle to serve as chairman of the committee. In consideration of the time and other commitments required of special committee members generally and the chairman of the special committee in particular, the Board of Directors determined that the chairman of the special committee would receive $45,000 and each other member of the special committee would receive $35,000, plus, in each case, reimbursement of expenses incurred in connection with service on the special committee. The compensation paid to the members of the special committee was not made contingent upon the completion of any transaction or on any favorable recommendation by the special committee.

Executive Compensation

The following table sets forth certain information concerning compensation paid for the last three fiscal years to the Company’s Chief Executive Officer and each of its other most highly compensated executive officers as of October 1, 2004, whose total cash compensation exceeded $100,000 for fiscal 2004. The persons named in the table are sometimes referred to herein as the “Named Executive Officers.”

		Annual Compensation			Long-Term Compensation
Name and Principal Position(s)	Year	Salary	Bonus(4)	Other Annual Compensation	Securities Underlying Stock Options	All Other Compensation(5)
Helen P. Johnson-Leipold	2004	$477,600	$700,162	$--	--	$53,180
Chairman and Chief	2003	456,500	63,339	--	--	67,100
Executive Officer(1)	2002	435,000	619,988	--	30,000	49,631
Jervis B. Perkins	2004	$311,250	$305,025	$--	--	$27,540
Chief Operating Officer(2)	2003	221,730	54,817	--	--	22,000
	2002	--	--	--	--	--
Paul A. Lehmann	2004	$265,500	$224,454	$--	--	$29,409
Vice President,	2003	255,525	52,639	--	--	30,208
Chief Financial Officer	2002	245,400	224,020	--	20,000	23,843
and Treasurer(3)

Footnotes to Summary Compensation Table

(1)	Ms. Johnson-Leipold has been Chairman and Chief Executive Officer since March 1999.
(2)	Mr. Perkins was appointed Chief Operating Officer in January 2003.
(3)	Mr. Lehmann has been Vice President and Chief Financial Officer since May 2001.
(4)	The amounts in the table for the year ended October 1, 2004 consist of amounts accrued under the bonus program.

(5)	The amounts in the table for the year ended October 1, 2004 consist of the following:
(a)	Amounts to be credited for qualified retirement contributions are $16,400 for Ms. Johnson-Leipold, $16,400 for Mr. Perkins and $16,400 for Mr. Lehmann.
(b)	Company matching contributions to the executives’ 401(k) plan accounts during the year ended October 1, 2004 of $6,500 for Ms. Johnson-Leipold, $6,500 for Mr. Perkins and $6,028 for Mr. Lehmann.
(c)	Company contributions to the executives’ non-qualified plan accounts during the year ended October 1, 2004 of $30,280 for Ms. Johnson-Leipold, $4,640 for Mr. Perkins and $6,981 for Mr. Lehmann.

Stock-Based Compensation

No stock options were granted to any of the Named Executive Officers in fiscal 2004.

The Named Executive Officers did not exercise any stock options during fiscal 2004. The following table shows the number of shares covered by both “exercisable” (i.e., vested) and “unexercisable” (i.e., unvested) stock options as of October 1, 2004. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the October 1, 2004 closing price of the Class A common stock of $19.30.

	Shares		Number of Securities Underlying Unexercised		Value of Unexercised In-the-Money
	Acquired	Value	Options at 10/1/04		Options at 10/1/04
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Helen P. Johnson-Leipold	--	$--	165,000	10,000	$1,957,400	$118,825
Paul A. Lehmann	--	--	33,333	6,667	421,629	79,221
Jervis B. Perkins	--	--	--	--	--	--

Long Term Incentive Plan Awards in Last Fiscal Year

Pursuant to the Company’s phantom share plan, on an annual basis, the Company’s Compensation Committee fixes a cash target award for each participant. On the date that a cash target award is earned, such earned award is immediately converted into that number of phantom shares equal to (i) the aggregate dollar value of the earned cash target award divided by (ii) the fair market value of one share of Class A common stock based on the ninety-day trailing average on that date. The phantom shares held by a participant become 100% vested on the third anniversary of the date on which such phantom shares are issued, provided that the participant remains continuously employed by the Company or one of its subsidiaries during that period or except as otherwise provided in the phantom share plan, and provided further that if the fair market value of the Class A common stock on the date of vesting has declined by more than 25% as compared with the fair market value on the date the cash target award was earned, then vesting will be suspended for one year, and if the fair market value on the fourth anniversary of the date the phantom shares were issued is at least 75% of the fair market value on the date the cash target award was earned, then vesting will occur. Upon vesting, the participant holding such phantom shares is generally entitled to receive, within 30 days of the vesting date and in full satisfaction of the vested phantom shares, a cash payment equal the product of (i) the number of vested phantom shares multiplied by (ii) the fair market value of one share of Class A common stock based on the ninety-day trailing average on the date of vesting.

Set forth below are the grants of phantom shares made to the Named Executive Officers in the last fiscal year.

Name	Number of shares, units or other rights (#)	Performance or other period until maturation or payout
Helen P. Johnson-Leipold	7,479	3 Years
Paul A. Lehmann	4,416	3 Years
Jervis B. Perkins	5,876	3 Years

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Ownership of Certain Beneficial Owners

The following table sets forth certain information at November 1, 2004 regarding the beneficial ownership of each class of Johnson Outdoors common stock by each director, each person known by Johnson Outdoors to own beneficially more than 5% of either class of Johnson Outdoors’ common stock (including any “group” as set forth in Section 13(d)(3) of the Exchange Act), each named executive officer (as defined in Item 402(a)(3) of Regulation S-K), and all directors and current executive officers as a group based upon information furnished by such persons. Except as indicated in the footnotes, the persons listed have sole voting and investment power over the shares beneficially owned.

	Class A Common Stock(1)				Class B Common Stock(1)
Name and Address	Number of Shares		Percentage of Class Outstanding		Number of Shares		Percentage of Class Outstanding
Johnson Bank (2)	2,844,346	(3)	37.4%		157,616	(3)	12.9%
555 Main Street
Racine, Wisconsin 53403
Imogene P. Johnson (2)	2,386,817	(4)	31.4		1,062,330	(4)	87.0
555 Main Street
Racine, Wisconsin 53403
Samuel C. Johnson 1988 Trust	2,354,529	(5)	31.0		1,062,330	(5)	87.0
Number One u/a September 14, 1988 (2)
555 Main Street
Racine, Wisconsin 53403
Helen P. Johnson-Leipold (2)	1,500,363	(6)	19.7		1,072,972	(6)	87.8
555 Main Street
Racine, Wisconsin 53403
Dr. H. Fisk Johnson (2)	1,041,075	(7)	13.7		1,076,364	(7)	88.1
555 Main Street
Racine, Wisconsin 53403
S. Curtis Johnson (2)	687,695	(8)	9.0		1,053,580	(8)	86.2
555 Main Street
Racine, Wisconsin 53403
Winifred J. Marquart (2)	576,020	(9)	7.6		25,258	(9)	2.1
555 Main Street
Racine, Wisconsin 53403
JWA Consolidated, Inc. (2)	114,464	(10)	1.5		1,037,330	(10)	84.9
555 Main Street
Racine, Wisconsin 53403
TowerView LLC	750,700	(11)	9.9	(11)	--		--
c/o The Corporation Trust Company
Corporation Trust Center
1209 Orange Street
Wilmington, Delaware 19801
Dimensional Fund Advisors Inc.	420,400	(12)	5.5	(12)	--		--
1299 Ocean Avenue
Santa Monica, CA 90401

	Class A Common Stock(1)			Class B Common Stock(1)
Name and Address	Number of Shares		Percentage of Class Outstanding	Number of Shares	Percentage of Class Outstanding

Thomas F. Pyle, Jr	32,188	(13)	*	--	--
Paul A. Lehmann	41,493	(14)	*	--	--
Gregory E. Lawton	22,507	(15)	*	--	--
Terry E. London	22,507	(16)	*	--	--
John M. Fahey, Jr	18,535	(17)	*	--	--
Jervis B. Perkins	942	(18)	*	--	--
All directors and current executive	1,638,535		21.6	1,072,972	87.8
officers as a group (7 persons)
* The amount shown is less than 1% of the outstanding shares of such class

(1)	Shares of Class B common stock (“Class B Shares”) are convertible on a share-for-share basis into shares of Class A common stock (“Class A Shares”) at any time at the discretion of the holder thereof. As a result, a holder of Class B Shares is deemed to beneficially own an equal number of Class A Shares. However, in order to avoid overstatement of the aggregate beneficial ownership of Class A Shares and Class B Shares, the Class A Shares reported in the table do not include Class A Shares which may be acquired upon the conversion of Class B Shares.

(2)	Helen P. Johnson-Leipold, Imogene P. Johnson, the Samuel C. Johnson 1988 Trust Number One u/a September 14, 1988 (the “1988 Trust Number One”), JWA Consolidated, Inc., Johnson Bank, Dr. H. Fisk Johnson, S. Curtis Johnson and Winifred J. Marquart are members of a Section 13D reporting group and may be deemed to beneficially own Class A Shares and Class B Shares owned by other members of the group.

(3)	Johnson Bank reports sole voting and investment power with respect to 71,724 Class A Shares and 47,780 Class B Shares, and shared voting and investment power with respect to 2,772,622 Class A Shares and 109,836 Class B Shares. Of the 2,772,622 Class A Shares for which Johnson Bank reports shared voting and investment power, Ms. Johnson-Leipold also reports beneficial ownership of 310,786 of these shares, the 1988 Trust Number One also reports beneficial ownership of 2,354,529 of these shares, Mrs. Johnson also reports beneficial ownership of 2,354,529 of these shares, Mr. C. Johnson also reports beneficial ownership of 120,886 of these shares, Dr. Johnson also reports beneficial ownership of 115,679 of these shares and Ms. Marquart also reports beneficial ownership of 38,200 of these shares. Of the 109,836 Class B Shares for which Johnson Bank reports shared voting and investment power, Ms. Johnson-Leipold also reports beneficial ownership of 19,392 of these shares, the 1988 Trust Number One also reports beneficial ownership of 25,000 of these shares, Mrs. Johnson also reports beneficial ownership of 25,000 of these shares, Dr. Johnson also reports beneficial ownership of 22,784 of these shares and Ms. Marquart also reports beneficial ownership of 9,008 of these shares. Ms. Johnson-Leipold is indirectly the controlling shareholder of Johnson Bank.

(4)	All of the shares reported by Mrs. Johnson (other than 32,288 Class A Shares that she holds directly) are shares over which Mrs. Johnson may be deemed to share voting power and investment power. Mrs. Johnson is a co-trustee of the 1988 Trust Number One. Shares reported by Mrs. Johnson include 1,037,330 Class B Shares directly held by the Johnson Outdoors Inc. Class B common stock Voting Trust (“Voting Trust”), of which the 1988 Trust Number One is a unit holder, and all of which are also reported as beneficially owned by the 1988 Trust Number One, Ms. Johnson-Leipold, JWA Consolidated, Inc., Dr. Johnson and Mr. C. Johnson, as direct or indirect Voting Trust unit holders. The Voting Trust holds a total of 1,037,330 shares of Class B Common Stock for the benefit of certain members of the Johnson Family and is intended to further protect and promote the mutual interests of the Johnson Family and to provide the framework for continuity of management of the Company. Ms. Johnson-Leipold serves as the voting trustee under the Voting Trust, and as voting trustee is entitled in her discretion to exercise all the rights and powers of an absolute owner of all of the Class B Shares held by the Voting Trust, including the right to receive dividends, payments upon redemption or repurchase, or other corporate distributions upon such Class B Shares and the right to vote, consent in writing, or otherwise act with respect to any shareholder action with regard to Class B Shares, subject to certain limitations with respect to taking action on certain extraordinary transactions like a merger or sale of substantially all of the assets of Johnson Outdoors.

(5)	All of the shares reported by the 1988 Trust Number One are shares over which the 1988 Trust Number One may be deemed to share voting power and investment power. 1,900,039 Class A Shares are held directly by the 1988 Trust Number One and 454,490 Class A Shares are held by S.C.J. Marketing, Inc., of which the 1988 Trust Number One is the sole shareholder. 1,037,330 Class B Shares are held of record by the Voting Trust, of which the 1988 Trust Number One is a unit holder, and all of which are also reported as beneficially owned by Mrs. Johnson, Ms. Johnson-Leipold, JWA Consolidated, Inc., Dr. Johnson and Mr. C. Johnson, as direct or indirect Voting Trust unit holders. 25,000 Class B Shares are held by S.C.J. Marketing, Inc.

(6)	Ms. Johnson-Leipold reports shared voting and investment power with respect to all of the Class A Shares (other than with respect to 1,045,954 Class A Shares) and all of the Class B Shares. Ms. Johnson-Leipold beneficially owns such Class A Shares and Class B Shares indirectly as the settlor and beneficiary of a trust and through such trust as a general partner of certain limited partnerships controlled by members of Samuel C. Johnson’s family or related entities (the “Johnson Family”) and as a controlling shareholder, with trusts for the benefit of Mr. Johnson and his adult children, of certain corporations. Of the 454,409 Class A shares for which Ms. Johnson-Leipold reports shared voting and investment power, Johnson Bank also reports beneficial ownership of 310,786 of these shares, Mr. C. Johnson also reports beneficial ownership of 230,031 of these shares, Dr. Johnson also reports beneficial ownership of 211,131 of these shares and Ms. Marquart also reports beneficial ownership of 181,823 of these shares. Of the 1,072,972 Class B Shares for which Ms. Johnson-Leipold reports shared voting and investment power, 1,037,330 of these shares are held of record by the Voting Trust and all of which are also reported as beneficially owned by Mrs. Johnson, the 1988 Trust Number One, JWA Consolidated, Inc., Dr. Johnson and Mr. C. Johnson, as direct or indirect Voting Trust unit holders. Of the remaining 35,642 Class B Shares for which Ms. Johnson-Leipold reports shared voting and investment power, Johnson Bank also reports beneficial ownership of 19,392 of these shares, Mr. C. Johnson also reports beneficial ownership of 10,000 of these shares, Dr. Johnson also reports beneficial ownership of 10,000 of these shares and Ms. Marquart also reports beneficial ownership of 10,000 of these shares. Dr. Johnson, Mr. C. Johnson and Ms. Marquart also report beneficial ownership of certain rights to acquire up to 6,250 Class B Shares, which are exercisable within 60 days. The 1,045,954 Class A Shares for which Ms. Johnson-Leipold reports sole voting and investment power include options or rights to acquire 892,510 Class A Shares, which options are exercisable within 60 days, and 3,932 Class A Shares held by the Johnson Outdoors 401(k) Retirement and Savings Plan, over which Ms. Johnson-Leipold has sole voting power.

(7)	Dr. Johnson reports sole voting and investment power with respect to 781,773 Class A Shares, which he holds directly, as the sole trustee of the Herbert F. Johnson Distributing Trust and the HFJ Foundation Trust and as the controlling shareholder of S.C. Johnson & Son, Inc. Dr. Johnson’s direct holdings include options or rights to acquire 394,177 Class A Shares, which options are exercisable within 60 days. Dr. Johnson reports shared voting and investment power with respect to 259,302 Class A Shares, which are held either by the H. Fisk Johnson Revocable Trust or by certain partnerships or corporations in which Dr. Johnson or his revocable trust are general partners or shareholders and rights to acquire up to 113,623 Class A Shares, which are exercisable within 60 days. Of these 259,302 Class A Shares, 115,679 are also reported as beneficially owned by Johnson Bank, 211,131 are also reported as beneficially owned by Ms. Johnson-Leipold, 194,931 are also reported as beneficially owned by Mr. C. Johnson and 181,823 are also reported as beneficially owned by Ms. Marquart. Dr. Johnson reports shared voting and investment power with respect to all of the Class B Shares reported. Class B Shares reported by Dr. Johnson include (a) 1,037,330 Class B Shares directly held by the Voting Trust, of which the Herbert F. Johnson Distributing Trust is a unit holder, and all of which are also reported as beneficially owned by the 1988 Trust Number One, Mrs. Johnson, Ms. Johnson-Leipold, JWA Consolidated, Inc. and Mr. C. Johnson, as direct or indirect Voting Trust unit holders; (b) 22,784 Class B Shares held by Dr. Johnson’s revocable trust (Johnson Bank also reports these Class B Shares as beneficially owned); (c) 10,000 Class B Shares held by a corporation of which Dr. Johnson is a shareholder (Ms. Johnson Leipold, Mr. C. Johnson and Ms. Marquart also report these Class B Shares as beneficially owned); and (d) rights to acquire up to 6,250 Class B Shares, which are exercisable within 60 days (Ms. Johnson-Leipold, Mr. C. Johnson and Ms. Marquart also report these Class B. Shares as beneficially owned).

(8)	Mr. C. Johnson reports sole voting and investment power with respect to 423,186 Class A Shares, which he holds directly, as the sole trustee of certain trusts. Mr. C. Johnson’s direct holdings include options or rights to acquire 394,177 Class A Shares, which options are exercisable within 60 days. Mr. C. Johnson reports shared voting and investment power with respect to 264,509 Class A Shares (including rights to acquire up to 113,623 Class A Shares, which are exercisable within 60 days), and of these 264,509 Class A Shares, 120,886 are also reported as beneficially owned by Johnson Bank, 230,031 are also reported as beneficially owned by Ms. Johnson-Leipold, 194,931 are also reported as beneficially owned by Dr. Johnson and 181,823 are also reported as beneficially owned by Ms. Marquart. Mr. C. Johnson reports shared voting and investment power with respect to all of the Class B Shares reported. Class B Shares reported by Mr. C. Johnson include (a) 1,037,330 Class B Shares directly held by the Voting Trust, of he is directly or indirectly a unit holder, and all of which are also reported as beneficially owned by the 1988 Trust Number One, Mrs. Johnson, Ms. Johnson-Leipold, JWA Consolidated, Inc. and Dr. Johnson, as direct or indirect Voting Trust unit holders; (b) 10,000 Class B Shares held by a corporation of which Mr. C. Johnson is a shareholder (Ms. Johnson Leipold, Dr. Johnson and Ms. Marquart also report these Class B Shares as beneficially owned); and (c) rights to acquire up to 6,250 Class B Shares, which are exercisable within 60 days (Ms. Johnson-Leipold, Dr. Johnson and Ms. Marquart also report these Class B Shares as beneficially owned.

(9)	Ms. Marquart reports sole voting and investment power with respect to 394,197 Class A Shares, which she holds directly. Ms. Marquart’s direct holdings include options or rights to acquire 394,177 Class A Shares, which options or rights are exercisable within 60 days. Ms. Marquart reports shared voting and investment power with respect to 181,823 Class A Shares, and of these 181,823 Class A Shares, 38,200 are also reported as beneficially owned by Johnson Bank, 181,823 are also reported as beneficially owned by Ms. Johnson-Leipold, 181,823 are also reported as beneficially owned by Dr. Johnson and 181,823 are also reported as beneficially owned by Mr. C. Johnson. Ms. Marquart reports shared voting and investment power with respect to all of the Class B Shares reported. Class B Shares reported by Ms. Marquart include (a) 9,008 by Ms. Marquart’s revocable trust (Johnson Bank also reports these Class B Shares as beneficially owned); (b) 10,000 Class B Shares held by a corporation of which Ms. Marquart is a shareholder (Ms. Johnson Leipold, Dr. Johnson and Mr. C. Johnson also report these Class B Shares as beneficially owned); and (c) rights to acquire up to 6,250 Class B Shares, which are exercisable within 60 days (Ms. Johnson-Leipold, Dr. Johnson and Mr. C. Johnson also report these Class B Shares as beneficially owned).

(10)	JWA Consolidated, Inc. reports sole voting and investment power with respect to the 114,464 Class A Shares, which are also reported as beneficially owned by Ms. Johnson-Leipold as sole trustee of the Samuel C. Johnson Family Trust, which controls JWA Consolidated. JWA Consolidated, Inc. reports shared voting and investment power with respect to the 1,037,330 Class B Shares, which are held of record by the Voting Trust. JWA Consolidated, Inc. reports beneficial ownership of the Class B Shares held by the Voting Trust in its capacity as a direct or indirect unit holder of the Voting Trust. All of the Class B Shares held by the Voting Trust are also reported as beneficially owned by the 1988 Trust Number One, Mrs. Johnson, Ms. Johnson-Leipold, Dr. Johnson and Mr. C. Johnson, as direct or indirect Voting Trust unit holders.

(11)	The information is based on a report on Schedule 13D, dated October 29, 2004, and filed by TowerView LLC with the Securities and Exchange Commission. TowerView reported sole voting and investment power with respect to the Class A Shares.

(12)	The information is based on a report on Schedule 13G/A, dated December 31, 2003, filed by Dimensional Fund Advisors Inc., a registered investment advisor (“Dimensional”) with the Securities and Exchange Commission. Dimensional reported sole voting and sole investment power with respect to all of the reported shares. Dimensional disclaims beneficial ownership of all of the reported shares, which are owned by advisory clients of Dimensional.

(13)	Includes options to acquire 21,845 Class A Shares, which options are exercisable within 60 days.

(14)	Includes options to acquire 40,000 Class A Shares, which options are exercisable within 60 days, and 1,493 Class A Shares held by the Johnson Outdoors 401(k) Retirement and Savings Plan, over which Mr. Lehmann has sole voting power.

(15)	Includes options to acquire 16,845 Class A Shares, which options are exercisable within 60 days.

(16)	Includes options to acquire 16,845 Class A Shares, which options are exercisable within 60 days.

(17)	Includes options to acquire 14,625 Class A Shares, which options are exercisable within 60 days.

(18)	Includes 942 Class A Shares held by the Johnson Outdoors 401(k) Retirement and Savings Plan, over which Mr. Perkins has sole voting power.

At November 1, 2004, the Johnson Family beneficially owned 3,480,950 Class A Shares, or approximately 45.8% of the outstanding Class A Shares, and 1,168,366 Class B Shares, or approximately 95.6% of the outstanding Class B Shares.

Equity Compensation Plan Information

The following table presents information on the Company’s existing equity incentive plans as of October 1, 2004.

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in Column A)
	A	B	C
Equity Compensation Plans
approved by shareholders	480,766	$8.56	301,867
Equity Compensation Plans not
approved by shareholders	--	--	--

(1)	All of the available shares under the 2003 Non-Employee Director Stock Ownership Plan (137,735) and under the 2000 Long-Term Stock Incentive Plan (130,175) may be issued upon the exercise of stock options or granted as restricted stock, and, in the case of the 2000 Long-Term Stock Incentive Plan, as share units. There are 33,957 shares available for issuance under the Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company purchases certain services primarily from S. C. Johnson & Son, Inc. (“S.C. Johnson”) and, to a lesser extent, from other organizations controlled by the Johnson Family (including Helen P. Johnson-Leipold, Chairman and Chief Executive Officer of the Company). For example, the Company leases its Headquarters facility from S.C. Johnson and S.C. Johnson provides the Company with (1) administrative services pertaining to things like automobile leasing, office equipment leasing and travel services; (2) information processing and telecommunication services; (3) use of S.C. Johnson’s aircraft and crews, pursuant to a time sharing agreement; and (4) from time to time, certain loaned employees. The Company believes that the amounts paid to these organizations are no greater than the fair market value of the services. The total amount incurred by the Company for the foregoing services during the fiscal year ended October 1, 2004 was approximately $1,571,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Principal Accountant

In connection with the fiscal years ended October 1, 2004 and October 3, 2003, Ernst & Young provided various audit and non-audit services to the Company and billed the Company for these services as follows:

a)	Audit Fees. Fees for audit services totaled $720,041 and $616,725 in 2004 and 2003, respectively, including fees with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, and statutory audits required internationally.

b)	Audit Related Fees. Fees for audit-related services totaled $2,040 and $22,801 in 2004 and 2003, respectively, including benefit plan audits and Sarbanes-Oxley consultation.

c)	Tax Fees. Fees for tax services, including tax compliance and tax consultation, totaled $98,275 and $179,700 in 2004 and 2003, respectively.

d)	All Other Fees. Fees for all other services not included above totaled $3,200 in 2003. There were no other fees in 2004.

Audit Committee Pre-Approval Policies and Procedures

The policy of the Audit Committee requires pre-approval of all audit, audit-related, tax and other services to be provided by Ernst & Young LLP, subject to de minimis exceptions for the providing of non-audit services, which services must be approved by the Audit Committee prior to completion of the audit and must otherwise comply with Section 10A(i)(B) of the Securities Exchange Act of 1934. All of the services described under Audit-Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee to the extent required by applicable law.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K:

Financial Statements

Included in Item 8 of Part II of this Form 10-K are the following :

Report of Management

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — October 1, 2004 and October 3, 2003

Consolidated Statements of Operations — Years ended October 1, 2004, October 3, 2003 and September 27, 2002

Consolidated Statements of Shareholders’ Equity — Years ended October 1, 2004, October 3, 2003 and September 27, 2002

Consolidated Statements of Cash Flows — Years ended October 1, 2004, October 3, 2003 and September 27, 2002

Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules are omitted because they are not applicable, are not required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 8th day of December 2004.

JOHNSON OUTDOORS INC.
(Registrant)
By /s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of December 2004.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)
/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Director
/s/ Gregory E. Lawton	Director
(Gregory E. Lawton)
/s/ Terry E. London	Director
(Terry E. London)
/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)
/s/ Paul A. Lehmann	Vice President and Chief Financial Officer
(Paul A. Lehmann)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title

2	Agreement and Plan of Merger, dated October 28, 2004, by and between JO Acquisition Corp. and Johnson Outdoors Inc (Filed as Exhibit 2 to the Company’s Form 8-K dated October 28, 2004 and incorporated herein by reference.)

3.1	Articles of Incorporation of the Company as amended through February 17, 2000. (Filed as Exhibit 3.1(a) to the Company’s Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

3.2	Bylaws of the Company as amended through December 4, 2003. (Filed as Exhibit 3.2(a) to the Company’s Form 10–K for the year ended October 3, 2003 and incorporated herein by reference.)

4.1	Note Agreement dated October 1, 1995. (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended December 29, 1995 and incorporated herein by reference.)

4.2	First Amendment dated October 11, 1996 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended December 27, 1996 and incorporated herein by reference.)

4.3	Second Amendment dated September 30, 1997 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.8 to the Company’s Form 10-K for the year ended October 1, 1997 and incorporated herein by reference.)

4.4	Third Amendment dated October 1, 1997 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended October 1, 1997 and incorporated herein by reference.)

4.5	Fourth Amendment dated January 10, 2000 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.9 to the Company’s Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

4.6	Fifth Amendment dated December 13, 2001 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.6 to the Company’s Form 10-K for the year ended October 3, 2003 and incorporated herein by reference.)

4.7	Consent and Amendment dated of September 6, 2002 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.7 to the Company’s Form 10-K for the year ended October 3, 2003 and incorporated herein by reference.)

4.8	Note Agreement dated as of September 15, 1997. (Filed as Exhibit 4.15 to the Company’s Form 10-K for the year ended October 1, 1997 and incorporated herein by reference.)

4.9	First Amendment dated January 10, 2000 to Note Agreement dated September 15, 1997. (Filed as Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

4.10	Second Amendment dated December 13, 2001 to Note Agreement dated September 15, 1997. (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended October 3, 2003 and incorporated herein by reference.)

4.11	Consent and Amendment dated as of September 6, 2002 to Note Agreement dated September 15, 1997. (Filed as Exhibit 4.11 to the Company’s Form 10-K for the year ended October 3, 2003 and incorporated herein by reference.)

4.12	Note Agreement dated as of December 13, 2001. (Filed as Exhibit 4.12 to the Company’s Form 10-K for the year ended October 3, 2003 and incorporated herein by reference.)

4.13	Consent and Amendment dated of September 6, 2002 to Note Agreement dated as of December 13, 2001. (Filed as Exhibit 4.15 to the Company’s Form 10-K for the year ended October 3, 2003 and incorporated herein by reference.)

4.14	Revolving Credit Agreement, dated as of October 29, 2004, by and among Johnson Outdoors Inc. (Filed as Exhibit 10.1 to the Company’s Form 8-K dated October 29, 2004 and incorporated herein by reference.)

Exhibit	Title

9.1	Johnson Outdoors Inc. Class B common stock Voting Trust Agreement, dated December 30, 1993 (Filed as Exhibit 9 to the Company’s Form 10-Q for the quarter ended December 31, 1993 and incorporated herein by reference.)

9.2	Amendment to Johnson Outdoors Inc. Class B common stock Voting Trust Agreement, dated December 30, 1993. (Filed as Exhibit 99.7 to Amendment No. 4 to the Schedule 13D filed jointly by Helen P. Johnson-Leipold, Imogene P. Johnson and the Samuel C. Johnson 1988 Trust Number One u/a September 14, 1988 on June 28, 2004 and incorporated herein by reference.)

10.1	Stock Purchase Agreement, dated as of January 12, 2000, by and between Johnson Outdoors Inc. and Berkley Inc. (Filed as Exhibit 2.1 to the Company's Form 8-K dated March 31, 2000 and incorporated herein by reference.)

10.2	Amendment to Stock Purchase Agreement, dated as of February 28, 2000, by and between Johnson Outdoors Inc. and Berkley Inc. (Filed as Exhibit 2.2 to the Company's Form 8-K dated March 31, 2000 and incorporated herein by reference.)

10.3+	Johnson Outdoors Inc. Amended and Restated 1986 Stock Option Plan. (Filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended July 2, 1993 and incorporated herein by reference.)

10.4	Registration Rights Agreement regarding Johnson Outdoors Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit 10.6 to the Company's Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.5	Registration Rights Agreement regarding Johnson Outdoors Inc. Class A common stock held by Mr. Samuel C. Johnson. (Filed as Exhibit 28 to the Company's Form 10-Q for the quarter ended March 29, 1991 and incorporated herein by reference.)

10.6+	Form of Restricted Stock Agreement. (Filed as Exhibit 10.8 to the Company's Form S-1 Registration Statement No. 33-23299 and incorporated herein by reference.)

10.7+	Form of Supplemental Retirement Agreement of Johnson Diversified, Inc. (Filed as Exhibit 10.9 to the Company's Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.8+	Johnson Outdoors Retirement and Savings Plan. (Filed as Exhibit 10.9 to the Company's Form 10-K for the year ended September 29, 1989 and incorporated herein by reference.)

10.9+	Form of Agreement of Indemnity and Exoneration with Directors and Officers. (Filed as Exhibit 10.11 to the Company's Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.10	Consulting and administrative agreements with S. C. Johnson & Son, Inc. (Filed as Exhibit 10.12 to the Company's Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.11+	Johnson Outdoors Inc. 1994 Long-Term Stock Incentive Plan. (Filed as Exhibit 4 to the Company's Form S-8 Registration Statement No. 333-88091 and incorporated herein by reference.)

10.12+	Johnson Outdoors Inc. 1994 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4 to the Company's Form S-8 Registration Statement No. 333-88089 and incorporated herein by reference.)

10.13	+Johnson Outdoors Economic Value Added Bonus Plan (Filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended October 1, 1997 and incorporated herein by reference.)

10.14+	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

Exhibit	Title

10.15+	Share Purchase and Transfer Agreement, dated as of August 28, 2002, by and between, among others, Johnson Outdoors Inc. and an affiliate of Bain Capital Fund VII-E (UK), Limited Partnership. (Filed as Exhibit 2.1 to the Company’s Form 8-K dated September 9, 2002 and incorporated herein by reference.)

10.16+	Johnson Outdoors Inc. Worldwide Key Executive Phantom Share Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q dated March 28, 2003 and incorporated herein by reference.)

10.17+	Johnson Outdoors Inc. Worldwide Key Executives' Discretionary Bonus Plan. (Filed as Exhibit 10.2 to the Company's Form 10-Q dated March 28, 2003 and incorporated herein by reference.)

10.18	Stock Purchase Agreement by and between Johnson Outdoors Inc. and TFX Equities Incorporated. (Filed as Exhibit 2.1 to the Company's Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.19	Intellectual Property Purchase Agreement by and among Johnson Outdoors Inc., Technology Holding Company II and Teleflex Incorporated. (Filed as Exhibit 2.2 to the Company's Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.20+	Johnson Outdoors Inc. 1987 Employees' Stock Purchase Plan as amended. (Filed as Exhibit 10.1 to the Company's Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.21+	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company's Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.22+	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.2 to the Company's Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.23+	Form of Stock Option Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company's Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

11	Statement regarding computation of per share earnings. (Note 15 to the Consolidated Financial Statements of the Company’s 2001 Form 10-K is incorporated herein by reference.)

21	Subsidiaries of the Company as of October 1, 2004.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

The Audit Committee of the Board of Directors, which is composed solely of directors who are not officers of the Company, meets with management and the independent auditors to review the results of their work and to satisfy themselves that their respective responsibilities are being properly discharged. The independent auditors have full and free access to the Audit Committee and have regular discussions with the Committee regarding appropriate auditing and financial reporting matters.

/s/ Helen P. Johnson-Leipold	/s/ Paul A. Lehmann
Helen P. Johnson-Leipold	Paul A. Lehmann
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. and subsidiaries as of October 1, 2004 and October 3, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 1, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Johnson Outdoors Inc. and subsidiaries as of October 1, 2004 and October 3, 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 1, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Ernst & Young LLP

Milwaukee, Wisconsin
November 12, 2004

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	October 1 2004	October 3 2003
Assets
Current assets:
Cash and temporary cash investments	$69,572	$88,910
Accounts receivable less allowance for doubtful
accounts of $2,807 and $4,214, respectively	49,727	43,104
Inventories	60,426	50,594
Deferred income taxes	8,737	6,392
Other current assets	6,179	6,135

Total current assets	194,641	195,135
Property, plant and equipment, net	34,355	31,023
Deferred income taxes	16,939	18,637
Intangible assets, net	43,851	29,573
Other assets	3,928	3,289

Total assets	$293,714	$277,657

Liabilities And Shareholders’ Equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$16,222	$9,587
Accounts payable	16,634	15,627
Accrued liabilities:
Salaries, wages and benefits	16,700	12,161
Accrued discounts and returns	4,395	3,722
Accrued interest payable	2,053	2,568
Income taxes	286	499
Other	19,042	15,454

Total current liabilities	75,332	59,618
Long-term debt, less current maturities	50,797	67,886
Other liabilities	6,941	5,959

Total liabilities	133,070	133,463

Shareholders’ equity:
Preferred stock: none issued	--	--
Common stock:
Class A shares issued:
October 1, 2004, 7,599,831;
October 3, 2003, 7,382,979	380	369
Class B shares issued (convertible into Class A):
October 1, 2004, 1,221,715;
October 3, 2003, 1,222,647	61	61
Capital in excess of par value	52,640	50,093
Retained earnings	102,199	93,510
Deferred compensation	(20)	(20)
Accumulated other comprehensive income	5,384	181

Total shareholders’ equity	160,644	144,194

Total liabilities and shareholders’ equity	$293,714	$277,657

        The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	October 1 2004	October 3 2003	September 27 2002
Net sales	$355,274	$315,892	$342,532
Cost of sales	207,656	187,903	201,478

Gross profit	147,618	127,989	141,054

Operating expenses:
Marketing and selling	79,900	74,555	78,224
Administrative management, finance and information
systems	37,121	33,438	33,636
Research and development	9,023	6,682	6,729
Amortization of intangible assets	325	304	374
Profit sharing	2,121	1,397	2,340

Total operating expenses	128,490	116,376	121,303

Operating profit	19,128	11,613	19,751
Interest income	(464)	(798)	(968)
Interest expense	5,062	5,165	6,630
Gain on sale of subsidiary	--	--	(27,251)
Other (income) expense, net	(206)	(2,456)	847

Income from continuing operations before income taxes and
cumulative effect of change in accounting principle	14,736	9,702	40,493
Income tax expense	6,047	4,281	10,185

Income from continuing operations before cumulative
effect of change in accounting principle	8,689	5,421	30,308
Income from disposal of discontinued operations, net of
income tax expense of $255	--	--	495
Loss from cumulative effect of change in accounting
principle, net of income tax benefit of $2,200	--	--	(22,876)

Net income	$8,689	$5,421	$7,927

Basic earnings per common share:
Continuing operations	$1.01	$0.64	$3.69
Discontinued operations	--	--	0.06
Loss from cumulative effect of change in accounting
principle, net	--	--	(2.79)

Net income	$1.01	$0.64	$0.96

Diluted earnings per common share:
Continuing operations	$0.99	$0.63	$3.59
Discontinued operations	--	--	0.06
Loss from cumulative effect of change in accounting
principle, net	--	--	(2.71)

Net income	$0.99	$0.63	$0.94

        The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (loss)
(thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Cumulative Translation Adjustment	Minimum Pension Liability	Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 28, 2001	$408	$44,411	$80,162	$(44)	$(19,158)	$--
Net income	--	--	7,927	--	--	--	$7,927
Issuance of restricted stock	--	60	--	(60)	--	--	--
Exercise of stock options (1)	7	1,735	--	--	--	--	--
Issuance of stock under employee
stock purchase plan	1	75	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	82	--	--	--
Translation adjustment	--	--	--	--	4,378	--	4,378
Translation adjustment recognized
in the gain on sale of Jack
Wolfskin subsidiary	--	--	--	--	3,057	--	--
Additional minimum pension
liability	--	--	--	--	--	(198)	(198)
Building gain	--	1,302	--	--	--	--	--

BALANCE AT SEPTEMBER 27, 2002	416	47,583	88,089	(22)	(11,723)	(198)	$12,107

Net income	--	--	5,421	--	--	--	$5,421
Issuance of restricted stock	--	50	--	(50)	--	--	--
Exercise of stock options(1)	13	2,378	--	--	--	--	--
Issuance of stock under employee
stock purchase plan	1	82	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	52	--	--	--
Translation adjustment	--	--	--	--	12,174	--	12,174
Additional minimum pension
liability	--	--	--	--	--	(72)	(72)

BALANCE AT OCTOBER 3, 2003	430	50,093	93,510	(20)	451	(270)	$17,523

Net income	--	--	8,689	--	--	--	$8,689
Issuance of restricted stock	--	50	--	(50)	--	--	--
Exercise of stock options(1)	10	2,119	--	--	--	--	--
Issuance of stock under employee
stock purchase plan	1	378	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	50	--	--	--
Translation adjustment	--	--	--	--	5,654	--	5,654
Additional minimum pension
liability	--	--	--	--	--	(451)	(451)

BALANCE AT OCTOBER 1, 2004	$441	$52,640	$102,199	$(20)	$6,105	$(721)	$13,892

(1)     Includes tax benefit related to exercise of stock options of $565, $480 and $286 for 2004, 2003 and 2002, respectively.

        The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	October 1 2004	October 3 2003	September 27 2002
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$8,689	$5,421	$7,927
Less income from disposal of discontinued operations	--	--	495
Less loss from cumulative effect of change in accounting
principle	--	--	(22,876)

Income from continuing operations before cumulative effect
of change in accounting principle	8,689	5,421	30,308
Adjustments to reconcile income from continuing operations
before cumulative effect of change in accounting
principle to net cash provided by (used for) operating
activities of continuing operations:
Depreciation and amortization	8,708	8,198	9,096
Loss on sale of property, plant and equipment	1,243	296	--
Provision (benefit) for doubtful accounts receivable	(16)	1,216	1,937
Provision for inventory reserves	1,073	3,296	1,798
Deferred income taxes	97	(358)	4,026
Gain on sale of subsidiary	--	--	(27,251)
Change in operating assets and liabilities, net of
effect of businesses acquired or sold:
Accounts receivable	3,410	(1,878)	(4,488)
Inventories	(3,568)	(8,983)	4,821
Accounts payable and accrued liabilities	2,731	(8,142)	15,218
Other, net	(210)	(2,549)	(1,661)

	22,157	(3,483)	33,804

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of business, net of cash	--	--	59,295
Payments for purchase of business	(28,187)	--	--
Net additions to property, plant and equipment	(7,844)	(9,767)	(7,697)
Proceeds from sale of property, plant and equipment	532	187	5,182

	(35,499)	(9,580)	56,780

CASH USED FOR FINANCING ACTIVITIES
Proceeds from issuance of senior notes	--	--	50,000
Principal payments on senior notes and other long-term debt	(9,572)	(8,044)	(11,604)
Net change in short-term debt	--	--	(48,364)
Common stock transactions	1,887	1,994	1,536

	(7,685)	(6,050)	(8,432)

Effect of foreign currency fluctuations on cash	1,689	7,193	2,609

Increase (decrease) in cash and temporary cash investments	(19,338)	(11,920)	84,761
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of year	88,910	100,830	16,069

End of year	$69,572	$88,910	$100,830

        The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Johnson Outdoors Inc. is an integrated, global outdoor recreation products company engaged in the design, manufacture and marketing of brand name outdoor equipment, diving, watercraft and marine electronics products.

All monetary amounts, other than share and per share amounts, are stated in thousands and are from continuing operations.

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Johnson Outdoors Inc. and all majority owned subsidiaries (the Company) and are stated in conformity with U.S. generally accepted accounting principles. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended October 1, 2004 (hereinafter 2004) and September 27, 2002 (hereinafter 2002) each comprise 52 weeks. The fiscal year ended October 3, 2003 (hereinafter 2003) comprised 53 weeks.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories attributable to continuing operations at the end of the respective years consist of the following:

	2004	2003
Raw materials	$24,194	$19,009
Work in process	2,106	2,065
Finished goods	36,768	33,362

	63,068	54,436
Less reserves	2,642	3,842

	$60,426	$50,594

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

Property, plant and equipment at the end of the respective years consist of the following:

	2004	2003
Property and improvements	$1,370	$1,115
Buildings and improvements	22,690	20,623
Furniture, fixtures and equipment	78,873	83,715

	102,933	105,453
Less accumulated depreciation	68,578	74,430

	$34,355	$31,023

Impairment of Property, Plant and Equipment

The Company annually assesses, if indicators of impairment are identified, the recoverability of property, plant and equipment, primarily by determining whether the net book value of the underlying assets can be recovered through projected undiscounted future operating cash flows of the related businesses. The amount of impairment, if any, is measured primarily based on the deficiency of projected discounted future operating cash flows relative to the value of the assets, using a discount rate reflecting the Company’s cost of capital, which approximates 10%. There was no impairment of property, plant and equipment during 2004, 2003, or 2002, except as discussed in Note 2.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method with periods ranging from 3 to 16 years for patents, trademarks and other intangible assets. Intangible assets at the end of the respective years consist of the following:

	2004	2003
Goodwill	$53,958	$42,042
Less accumulated amortization	14,100	13,624

Net goodwill	39,858	28,418

Patents, trademarks and other	8,205	4,965
Less accumulated amortization	4,212	3,810

Net patents, trademarks and other	3,993	1,155

Net intangible assets	$43,851	$29,573

The Techsonic acquisition (discussed in Note 3) added $9,882 to goodwill and $3,250 to trademarks.

Amortization of patents, trademarks and other intangible assets was $325, $302 and $374 for 2004, 2003 and 2002, respectively. Amortization of these intangible assets is expected to continue at consistent levels for each of the next two years.

Impairment of Goodwill and Other Indefinitely Lived Intangibles

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

Warranties

The Company has recorded product warranty accruals of $3,533 and $3,096 as of October 1, 2004 and October 3, 2003. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for the years ended October 1, 2004 and October 3, 2003.

Balance at September 27, 2002	$1,846
Expense accruals for warranties issued during the year	3,477
Less current year warranty claims paid	2,227

Balance at October 3, 2003	3,096

Expense accruals for warranties issued during the year	3,021
Reserves for business acquired	171
Less current year warranty claims paid	2,755

Balance at October 1, 2004	$3,533

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the net effect of dilutive stock options.

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before cumulative effect of change in accounting principle:

	2004	2003	2002
Income from continuing operations before cumulative effect of change in accounting principle for basic and diluted
earnings per share	$8,689	$5,421	$30,308

Weighted average shares outstanding	8,567,246	8,411,713	8,224,655
Less nonvested restricted stock	3,268	5,367	10,194

Basic average common shares	8,563,978	8,406,346	8,214,461
Dilutive stock options and restricted stock	209,877	193,816	215,308

Diluted average common shares	8,773,855	8,600,162	8,429,769

Basic earnings per common share from continuing operations
before cumulative effect of change in accounting principle	$1.01	$0.64	$3.69

Diluted earnings per common share from continuing operations
before cumulative effect of change in accounting principle	$0.99	$0.63	$3.59

Stock options that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation for 2004, 2003 and 2002 because they would have been antidilutive were 18,750, 87,500 and 186,222, respectively.

Stock-Based Compensation

The Company accounts for stock options using the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is generally recognized only for stock options granted with an exercise price lower than the market price on the date of grant. The Company’s practice is to grant options with an exercise price equal to the fair market value on the date of the grant. The fair value of restricted shares awarded in excess of the amount paid for such shares is recognized as compensation and is amortized over 1 to 3 years from the date of award, the period after which all restrictions generally lapse.

The pro forma information below was determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

	2004	2003	2002
Income from continuing operations before cumulative effect of
change in accounting principle	$8,689	$5,421	$30,308
Total stock-based compensation included in income from
continuing operations before cumulative effect of change
in accounting principle	106	52	83
Total stock-based employee compensation expense determined
under fair value method for all awards net of tax	(116)	(325)	(542)

Pro forma income from continuing operations before cumulative
effect of change in accounting principle	$8,679	$5,148	$29,849

Basic earnings per common share from continuing operations
before cumulative effect of change in accounting
principle
As reported	$1.01	$0.64	$3.69
Pro forma	$1.01	$0.61	$3.66
Diluted earnings per common share from continuing operations before cumulative effect of change in accounting
principle, net of tax
As reported	$0.99	$0.63	$3.59
Pro forma	$0.99	$0.60	$3.55

For purposes of calculating pro forma operating results, the fair value of each option grant was estimated using the Black-Scholes option pricing model with an expected volatility of approximately 35-50%, a risk free rate equivalent to five year U.S. Treasury securities, an expected life of five years and no dividends. The pro forma operating results reflect only options granted after 1995. Based on these assumptions, the weighted average fair market value of options granted during the year was $5.13 in 2004, $5.30 in 2003 and $2.90 in 2002.

The Company’s employee stock purchase plan provides for the issuance of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. During 2004, 2003 and 2002, 22,872, 9,585, and 10,378 shares, respectively, were issued under this plan. Shares available for purchase by employees under this plan were 33,957 at October 1, 2004.

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

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the U.S. during the year. At October 1, 2004, net undistributed earnings of foreign subsidiaries total approximately $120,410. The Company considers these unremitted earnings to be permanently invested abroad and no provision for federal or state taxes have been made on these amounts. In the future, if foreign earnings are returned to the U.S., provision for income taxes will be made.

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

Foreign Operations and Related Derivative Financial Instruments

The functional currencies of the Company’s foreign operations are the local currencies. Accordingly, assets and liabilities of foreign operations are translated into U.S. Dollars at the rate of exchange existing at the end of the year. Results of operations are translated at monthly average exchange rates. Adjustments resulting from the translation of foreign currency financial statements are classified as accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Currency gains and losses are realized as assets and liabilities of foreign operations, denominated in other than the local currency, are first adjusted based on the denominated currency. Additionally, currency gains and losses are realized through the settlement of transactions denominated in other than local currency. The Company realized currency gains (losses) from transactions of $119, $2,791 and ($622) for 2004, 2003 and 2002, respectively.

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

At October 1, 2004 and October 3, 2003, the Company had no foreign currency contracts.

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

Advertising expense attributable to continuing operations in 2004, 2003 and 2002 totaled $16,612, $14,909 and $16,340, respectively. Capitalized costs at October 1, 2004 and October 3, 2003 totaled $740 and $772, respectively, and primarily include catalogs and costs of advertising which has not yet run for the first time.

Shipping and Handling Costs

Shipping and handling expense attributable to continuing operations included in marketing and selling expense was $11,990, $11,723 and $12,208 for 2004, 2003 and 2002, respectively.

Research and Development

Research and development costs are expensed as incurred.

New Accounting Pronouncements

In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. The proposed standard would require companies to expense the fair value of stock options and would be effective at the beginning of the fourth quarter of fiscal 2005. The Company will evaluate the requirements of the final standard to determine the impact on its results of operations.

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform with the current year presentation.

2	RESTRUCTURING

On July 27, 2004 the Company announced plans to outsource manufacturing of its Grand Rapids, Michigan facility, and to shift production from Mansonville, Canada to its Old Town, Maine operation, as part of the Company’s on-going efforts to increase efficiency and improve profitability of its Watercraft business unit. The Company ceased manufacturing operations at both locations in September 2004. Costs and charges associated with these plans are estimated at $3.1 million and will be incurred across fiscal years 2004 and 2005. The decision will result in the reduction of 71 positions across the two locations.

Total charges incurred in 2004 were $2,468 and consisted of the following major categories of costs: one-time employee termination benefits of $969, lease termination costs of $423, other costs primarily related to impairment of equipment and inventory of $1,076. These charges are included in the “Administrative management, finance and information systems” and “Cost of sales” lines in the Consolidated Statement of Operations.

The Company presently anticipates additional charges in its fiscal 2005 year of approximately $608 mainly in one-time employee termination costs.

A summary of charges, payments and accruals for the fiscal 2004 year are as follows:

Actual charges to date	$2,468
Settlement payments against charges and other	1,275

Accrued liabilities as of October 1, 2004	1,193
Additional anticipated 2005 charges	608

Total anticipated remaining restructuring payments	$1,801

3	ACQUISITIONS

On May 5, 2004, the Company acquired all of the outstanding common stock of Techsonic Industries, Inc. (Techsonic) and certain other assets from the parent company of Techsonic, Teleflex Incorporated, for $28,127. The transaction was funded using existing cash on hand and short-term borrowings. Techsonic is a manufacturer and marketer of underwater sonar and GPS technology equipment. Techsonic was consolidated with the Company’s Motors segment. The Motors segment was renamed the Marine Electronics Group and was reported as such for the quarter ending July 2, 2004.

The following table summarizes the preliminary allocation of the $28,187 purchase price (which included acquisition expenses), estimated fair values of the assets acquired and liabilities assumed, and the resulting net intangible assets acquired at the date of the acquisition.

Total current assets	$ 15,593
Property, plant and equipment	5,649
Trademark	3,250
Goodwill	9,882
Other assets	151

Net assets acquired	34,525
Total liabilities assumed	6,338

Net purchase price	$ 28,187

The acquisition was accounted for using the purchase method and, accordingly, the Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to prepare proforma financial information with respect to the Techsonic acquisition due to the materiality of the transaction.

4	SALE OF JACK WOLFSKIN BUSINESS

In September 2002, the Company sold its Jack Wolfskin business. The sale price totaled 60,320 Euros ($59,295 U.S. Dollars) after an adjustment based on net working capital of the business as finally determined. The Company recorded a gain on the sale of $22,351, after tax. In connection with the sale, the Company exited its North American Jack Wolfskin operations in 2003. The Company recorded charges amounting to $450 related to exiting these operations in 2002.

5	SALE OF FISHING BUSINESS

In March 2002, the Company recognized a gain from discontinued operations of $495, net of tax, related to the final accounting for the sale of the Fishing business. The sale of the Fishing business occurred in March 2000.

6	INDEBTEDNESS

Short-term credit facilities provide for borrowings with interest rates set periodically by reference to market rates. Commercial paper rates are set by competitive bidding. Subsequent to year-end, on October 29, 2004, the Company entered into a new $30,000 unsecured revolving credit agreement expiring in October 2005. This new revolving credit agreement replaces the former $70,000 unsecured revolving credit agreement that was set to expire on November 30, 2004. The interest rate on this new revolving credit agreement shall be equal to the higher of (1) the prime rate for such day and (2) the sum of (a) the Federal funds effective rate for such day and (b) one-half of one percent (0.5%) per annum.

The Company utilizes letters of credit for trade financing purposes. Letters of credit outstanding at October 1, 2004 total $1,706.

At November 1, 2004, the Company had no outstanding borrowings under the new revolving credit agreement. The Company has lines of credit, both foreign and domestic, totaling $37,770 as of November 1, 2004.

Long-term debt at the end of the respective years consists of the following:

	2004	2003
2001 senior notes	$50,000	$50,000
1998 senior notes	12,800	14,800
1996 senior notes	4,200	11,700
Other long-term notes	23	92

	67,023	76,592
Fair value adjustment of hedged debt	(4)	881

	67,019	77,473
Less current maturities	16,222	9,587

	$50,797	$67,886

In December 2001, the Company issued unsecured senior notes totaling $50,000 with an interest rate of 7.82%. The senior notes have annual principal payments of $10,000 beginning December 2004 with a final payment due December 2008.

In 1998, the Company issued unsecured senior notes with an interest rate of 7.15%. The 1998 senior notes have remaining annual principal payments of $800 to $7,000 with a final payment due October 2007.

In 1996, the Company issued unsecured senior notes with interest rates of 7.77% and 6.98%. The 1996 senior notes were paid in full in October 2004.

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

Interest rate swaps that met specific conditions under SFAS No. 133 are accounted for as fair value hedges. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the Statement of Operations. The fair value of the Company’s interest rate swap agreements was approximately $(4) at October 1, 2004 and included in other assets on the consolidated balance sheet. All existing fair value hedges are 100% effective. As a result, there is no impact to earnings due to hedge ineffectiveness.

In January 2002, the Company entered into the interest rate swap agreements described below, which effectively convert some of the fixed rate senior notes to variable rate debt.

Hedged Debt	Notional Amount of Swap	Effective Interest Rate	(1)	Fiscal Year Expiration	Swap Fair Value
1996 senior notes – 7.77%	$3,300	5.53		2005	$(3)
1996 senior notes – 6.98%	900	4.88		2005	(1)

	$4,200				$(4)

(1)	Effective rate for the year ended October 1, 2004 of notional amount of senior notes based on interest rate swaps entered into in January 2002

On November 6, 2003, the Company terminated the swap instruments relating to the 1998 and 2001 debt instruments. The Company realized gains on the 1998 and 2001 instruments of $161 and $747, respectively. The gains are being amortized as a reduction in interest expense over the remaining life of the underlying debt instruments. The unamortized gain related to the 1998 and 2001 instruments was $328 as of October 1, 2004

Aggregate scheduled maturities of long-term debt in each of the next five years ending September 2009 and thereafter are as follows:

Year
2005	$16,222
2006	13,001
2007	17,000
2008	10,800
2009	10,000

Interest paid was $5,577, $4,762 and $6,214 for 2004, 2003 and 2002, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of the Company’s long-term debt as of October 1, 2004 and October 3, 2003 was approximately $73,915 and $86,900, respectively. The carrying value of all other financial instruments approximates the fair value.

Certain of the Company’s loan agreements require that Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a 51% majority of the directors. At November 1, 2004, the Johnson Family held approximately 3,480,950 shares or approximately 46% of the Class A common stock, approximately 1,168,366 shares or approximately 96% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole. The agreements also contain restrictive covenants regarding the Company’s net worth, indebtedness, fixed charge coverage and distribution of earnings. The Company is in compliance with the restrictive covenants of such agreements, as amended from time to time.

7	LEASES AND OTHER COMMITMENTS

The Company leases certain operating facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases attributable to having an initial term in excess of one year at October 1, 2004 are as follows:

Year
2005	$5,220
2006	4,551
2007	2,857
2008	2,306
2009	1,970
Thereafter	3,607

Future minimum rental commitments to related parties are $596 and $312 for 2005 and 2006, respectively. Rental expense attributable to continuing operations under all leases was approximately $7,814, $6,926 and $6,830 for 2004, 2003 and 2002, respectively.

The Company makes commitments in a broad variety of areas, including capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

8	INCOME TAXES

Income tax expense (benefit) attributable to continuing operations for the respective years consists of the following:

	2004	2003	2002
Current:
Federal	$315	$23	$204
State	48	71	74
Foreign	4,346	4,545	9,732
Deferred	1,338	(358)	175

	$6,047	$4,281	$10,185

The significant components of deferred tax expense (benefit) attributable to continuing operations are as follows:

	2004	2003	2002
Deferred tax expense (benefit) (exclusive of effects of
other components listed below)	$1,338	$(358)	$(177)
Increase in beginning of the year balance of the
valuation allowance for deferred tax assets	--	--	352

	$1,338	$(358)	$175

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities attributable to continuing operations at the end of the respective years are presented below:

	2004	2003
Deferred tax assets:
Inventories	$2,426	$2,309
Compensation	6,654	4,355
Foreign tax credit carryforwards	225	506
Goodwill and other intangibles	1,128	1,391
Net operating loss carryforwards	15,486	18,755
Other	5,709	4,821

Total gross deferred tax assets	31,628	32,137
Less valuation allowance	5,353	6,527

	26,275	25,610

Deferred tax liabilities:
Foreign statutory reserves	599	581

Net deferred tax asset	$25,676	$25,029

The net deferred tax asset is recorded as $8,737 in current and $16,939 in non-current assets for 2004 and $6,392 in current and $18,637 in non-current assets for 2003.

Following is the income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle for domestic and foreign operations:

	2004	2003	2002
United States	$5,399	$110	$(1,477)
Foreign	9,337	9,592	41,970

	$14,736	$9,702	$40,493

The significant differences between the statutory federal tax rate and the effective income tax rates for income from continuing operations are as follows:

	2004	2003	2002
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
Foreign rate differential	5.2	11.0	(8.8)
Change in beginning of year valuation allowance	--	--	0.1
Foreign operating losses	0.2	0.1	0.1
Other	1.6	(1.0)	(0.2)

	41.0%	44.1%	25.2%

The foreign rate differential of 5.2, 11.0 and (8.8) for 2004, 2003 and 2002, respectively, is comprised of several foreign tax related items including the statutory rate differential in each year, a German income tax audit in 2003 and the favorable tax treatment on the sale of the Jack Wolfskin business in 2002.

At October 1, 2004, the Company has $225 of foreign tax credit carryforwards available to be offset against future U.S. tax liabilities. The credits expire in 2004 through 2008 if not utilized. These carryforwards have been fully reserved for in the valuation allowance. The balance of the valuation allowance relates to state and foreign net operating loss carryforwards and other tax credits.

At October 1, 2004, the Company has a U.S. federal operating loss carryforward of $27,965 which begins to expire in 2013, and various state net operating loss carryforwards. In addition, certain of the Company’s foreign subsidiaries have net operating loss carryforwards totaling $2,800. These amounts are available to offset future taxable income over the next 9 to 20 years and are anticipated to be utilized during this period. During 2004, 2003 and 2002, state and foreign net operating loss carryforwards were utilized, resulting in a reduction in income tax expense of $539, $384 and $27, respectively.

Taxes paid attributable to continuing operations were $4,922, $10,708 and $4,663 for 2004, 2003 and 2002, respectively.

9	EMPLOYEE BENEFITS

Net periodic pension cost for noncontributory defined benefit pension plans includes the following components.

	2004	2003	2002
Service cost	$574	$464	$471
Interest on projected benefit obligation	886	878	841
Less estimated return on plan assets	764	676	652
Amortization of unrecognized:
Net loss	100	11	28
Prior service cost	26	26	26
Transition asset	(42)	(71)	(80)

Net amount recognized	$780	$632	$634

The following provides a reconciliation of the changes in the plans benefit obligation and fair value of assets for 2004 and 2003 and a statement of the funded status at the end of each year:

	2004	2003
Benefit obligation:
Benefit obligation at beginning of year	$13,153	$12,581
Service cost	574	464
Interest cost	886	878
Actuarial (gain) loss	1,385	(80)
Benefits paid	(681)	(690)

Benefit obligation at end of year	$15,317	$13,153

Fair value of plan assets:
Fair value of plan assets at beginning of year	$8,459	$7,037
Actual return on plan assets	997	901
Company contributions	1,214	1,211
Benefits paid	(681)	(690)

Fair value of plan assets at end of year	$9,989	$8,459

Funded status:
Funded status of the plan	$(5,327)	$(4,694)
Unrecognized net loss	3,759	2,709
Unrecognized prior service cost	45	71
Unrecognized transition asset	(8)	(49)

Net liability recognized	$(1,531)	$(1,963)

The following summarizes the components of the net liability recognized in the consolidated balance sheets at the end of the respective years:

	2004	2003
Accrued benefit liability	$(2,664)	$(2,439)
Intangible asset	41	66
Accumulated other comprehensive income	1,092	410

Net liability recognized	$(1,531)	$(1,963)

The Company anticipates making contributions to the defined benefit pension plans of $740 through October 15, 2005.

Estimated benefit payments from the defined benefit plans to participants for the next five years ending September 2009 and five years thereafter are as follows:

Year
2005	$673
2006	672
2007	662
2008	654
2009	650
Thereafter	3,637

Actuarial assumptions used to determine the projected benefit obligation are as follows:

	2004	2003	2002
Discount rate	6.25%	7.25%	7.25%
Long-term rate of return	8	8	8
Average salary increase rate	4	5	5

The impact of the change in discount rates resulted in an actuarial loss of $1,278 during 2004.

To determine the long-term rate of return assumption for plan assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonability and appropriateness. The Company uses measurement dates of October 1 to determine pension expenses for each year and August 31 to determine the fair value of the pension assets

The Company’s pension plan weighted average asset allocations at October 1, 2004 and October 3, 2003, by asset category were as follows:

	2004	2003
Equity securities	53%	53%
Fixed income securities	44	43
Other securities	3	4

Total	100%	100%

The Company’s primary investment objective for the Plan’s assets is to maximize the profitability of meeting the Plans’ actuarial target rate of return of 8%, with a secondary goal of returning 4% above the rate of inflation. These return objectives are targeted while simultaneously striving to minimize risk to the Plans’ assets. The investment horizon over which the investment objectives are expected to be met is a full market cycle or five years, whichever is greater.

The Company’s investment strategy for the Plans’ is to invest in a diversified portfolio that will generate average long-term returns commensurate with the aforementioned objectives while minimizing risk.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expense attributable under the defined contribution programs was approximately $2,600, $2,500 and $2,300 for 2004, 2003 and 2002, respectively.

10	PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

11	COMMON STOCK

Common stock at the end of the respective years was as follows:

	2004	2003
Class A, $.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	7,599,831	7,382,979
Class B, $.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,221,715	1,222,647

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2004 and 2003, respectively, 932 and 82 shares of Class B common stock were converted into Class A common stock. During 2002, no shares of Class B common stock were converted into Class A common stock.

12	STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to four years from the date of grant. Stock options generally have a term of 10 years. Current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Grants of restricted shares are not significant in any year presented. No stock appreciation rights have been granted. In December 2002, the Company adopted a phantom share plan to provide an alternative vehicle for the granting of long-term incentives. In 2004 and 2003, expenses recorded under the phantom share plan were $410 and $69, respectively.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 28, 2001	1,086,795	$10.20
Granted	277,755	7.64
Exercised	(148,952)	10.15
Cancelled	(151,579)	13.54

Outstanding at September 27, 2002	1,064,019	9.06
Granted	20,750	10.36
Exercised	(256,327)	7.26
Cancelled	(137,557)	13.79

Outstanding at October 3, 2003	690,885	8.80
Granted	9,750	19.88
Exercised	(189,201)	8.21
Cancelled	(30,668)	19.63

Outstanding at October 1, 2004	480,766	$ 8.56

Shares available for grant to key executives and non-employee directors are 267,910 at October 1, 2004.

The range of options outstanding at October 1, 2004 is as follows:

Price Range per Share	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (in years)
$ 5.31 – 11.50	430,016/374,335	$ 7.45/7.46	6.1
12.94 – 17.50	32,000/31,000	16.29/16.33	3.5
18.62 – 24.38	18,750/10,950	20.84/21.53	4.6

	480,766/416,285	$ 8.56/8.49	5.9

13	RELATED PARTY TRANSACTIONS

Various transactions are conducted between the Company and other organizations controlled by the Johnson Family. These include consulting services, aviation services, office rental, royalties and certain administrative activities. Total net costs of these transactions are $1,571, $1,825 and $1,219 for 2004, 2003 and 2002, respectively.

On November 30, 2001, the Company entered into a sale/leaseback transaction for its prior headquarters facility with a related party. This related party was a real estate entity owned by the family of the late Samuel C. Johnson. The Company sold the facility for $4,982 in cash and related furniture and fixtures for $200 in cash and entered into a month-to-month lease agreement with the related party, which terminated May 31, 2002. The Company and the related party engaged an independent appraiser to determine the sale price of the facility. The gain of $1,302, net of income tax of $675, was recorded as an additional contribution to equity. The gain on the sale could not be recognized in the Statement of Operations due to the related party nature of the transaction.

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

A summary of the Company’s continuing operations by business segment is presented below:

	2004	2003	2002
Net sales:
Marine Electronics:
Unaffiliated customers	$109,317	$85,703	$80,577
Interunit transfers	461	867	761
Outdoor Equipment:
Unaffiliated customers	90,139	72,704	106,318
Interunit transfers	54	82	141
Watercraft:
Unaffiliated customers	75,172	78,971	82,865
Interunit transfers	791	946	534
Diving:
Unaffiliated customers	80,059	77,974	72,565
Interunit transfers	15	38	25
Other	587	540	207
Eliminations	(1,321)	(1,933)	(1,461)

	$355,274	$315,892	$342,532

Operating profit (loss):
Marine Electronics	$17,762	$11,993	$8,248
Outdoor Equipment	16,365	12,136	11,882
Watercraft	(9,787)	(8,983)	1,162
Diving	9,949	8,579	10,502
Other	(15,161)	(12,112)	(12,043)

	$19,128	$11,613	$19,751

Depreciation expense:
Marine Electronics	$1,950	$1,536	$2,062
Outdoor Equipment	371	358	904
Watercraft	2,899	3,183	2,936
Diving	2,028	1,932	1,855
Other	1,040	848	1,210

	$8,288	$7,857	$8,967

Total assets:
Marine Electronics	$57,793	$23,682
Outdoor Equipment	31,156	25,535
Watercraft	55,943	58,013
Diving	95,280	92,254
Other	53,541	78,173

	$293,714	$277,657

Goodwill, net:
Marine Electronics	$11,508	$1,627
Outdoor Equipment	563	563
Watercraft	5,533	5,318
Diving	22,254	20,910

	$39,858	$28,418

A summary of the Company’s continuing operations by geographic area is presented below:

	2004	2003	2002
Net sales:
United States:
Unaffiliated customers	$276,893	$242,100	$232,383
Interarea transfers	7,016	6,760	5,947
Europe:
Unaffiliated customers	48,919	46,792	83,696
Interarea transfers	11,601	10,593	7,993
Other	29,462	27,000	26,453
Interarea transfers	2,480	3,170	4,032
Eliminations	(21,097)	(20,523)	(17,972)

	$355,274	$315,892	$342,532

Total assets:
United States	$177,354	$164,336
Europe	90,718	89,541
Other	25,642	23,780

	$293,714	$277,657

Long-term assets(1):
United States	$50,854	$33,121
Europe	28,166	26,816
Other	2,549	2,517

	$81,569	$62,454

(1)	Long-term assets consist of net property, plant and equipment, net intangible assets and other assets excluding financial instruments.

The Company’s Outdoor Equipment business recognized sales to the U.S. military totaling $55,678 and $42,444 in 2004 and 2003, respectively. No customer accounted for more than 10% of sales in 2002.

15	VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reserves of Businesses Acquired or Sold	Less Deductions	Balance at End of Year
Year ended October 1, 2004:
Allowance for doubtful accounts	$4,214	$(16)	$269	$1,660	$2,807
Reserves for inventory valuation	3,842	1,073	--	2,273	2,642
Valuation of deferred tax assets	6,527	--	--	1,174	5,353
Reserves for sales returns	463	--	526	36	953
Year ended October 3, 2003:
Allowance for doubtful accounts	4,028	1,216	--	1,030	4,214
Reserves for inventory valuation	2,183	3,296	--	1,637	3,842
Valuation of deferred tax assets	8,398	--	--	1,871	6,527
Reserves for sales returns	394	164	--	95	463
Year ended September 27, 2002:
Allowance for doubtful accounts	3,739	1,937	(438)	1,210	4,028
Reserves for inventory valuation	3,404	1,798	(848)	2,171	2,183
Valuation of deferred tax assets	8,046	352	--	--	8,398
Reserves for sales returns	680	77	--	363	394

         Deductions include the net impact of foreign currency fluctuations on the respective accounts.

16	LITIGATION

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

On December 22, 2003, the Company entered into a confidential settlement agreement with a former employee. Under the terms of the agreement the Company was entitled to receive up to $2.0 million. The funds related to the settlement were received during 2004 and are reflected in the operating results of the Company.

17	GOING PRIVATE PROPOSAL

On October 28, 2004, the Company’s Board of Birectors approved a definitive merger agreement with JO Acquisition Corp., a newly formed entity established by members of the family of the late Samuel C. Johnson, including Helen P. Johnson-Leipold, Chairman and Chief Executive Officer of Johnson Outdoors. Under the terms of the proposed merger, public shareholders of Johnson Outdoors would receive $20.10 per share in cash, and the members of the Johnson family would acquire 100% ownership of Johnson Outdoors.

The merger is subject to a number of conditions, including shareholder approval of the merger agreement and receipt of debt financing. GE Commercial Finance has committed, subject to customary conditions, to provide debt financing for the transaction.

Johnson Outdoors will schedule a special meeting of its shareholders for the purpose of obtaining shareholder approval of the merger agreement. If the necessary shareholder approval is obtained, then the merger is expected to be completed in the first quarter of calendar year 2005, subject to customary conditions and approvals.

18	QUARTERLY FINANCIAL SUMMARY (unaudited)

The following summarizes quarterly operating results:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
Net sales	$62,941	$54,895	$95,595	$83,265	$121,166	$108,546	$75,572	$69,186
Gross profit	26,970	23,683	42,279	36,193	50,202	43,508	28,167	24,605
Operating profit (loss)	1,346	166	8,686	6,124	13,687	8,919	(4,589)	(3,596)

Net income (loss)	$160	$(280)	$4,796	$4,297	$7,491	$5,060	$(3,758)	$(3,656)

Basic earnings (loss) per
common share:	$0.02	$(0.03)	$0.56	$0.51	$0.87	$0.60	$(0.44)	$(0.43)

Diluted earnings (loss) per
common share:	$0.02	$(0.03)	$0.55	$0.50	$0.85	$0.59	$(0.44)	$(0.43)

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year.