Form 10-Q
period 2004-12-31
JOHNSON OUTDOORS INC
filed 2005-02-09
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

As of January 5, 2005, 7,618,331 shares of Class A and 1,221,715 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Statements of Operations - Three months
		ended December 31, 2004 and January 2, 2004	1
		Consolidated Balance Sheets - December 31, 2004,
		October 1, 2004 and January 2, 2004	2
		Consolidated Statements of Cash Flows - Three months
		ended December 31, 2004 and January 2, 2004	3
		Notes to Consolidated Financial Statements	4
	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	10
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
			17
	Item 4.	Controls and Procedures	17
PART II	OTHER INFORMATION
	Item 6.	Exhibits	17
		Signatures	18
		Exhibit Index	19

PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended
	December 31 2004	January 2 2004
Net sales	$74,982	$62,941
Cost of sales	44,710	35,971

Gross profit	30,272	26,970

Operating expenses:
Marketing and selling	17,833	16,306
Administrative management, finance and information systems	10,069	7,557
Research and development	2,445	1,761

Total operating expenses	30,347	25,624

Operating profit (loss)	(75)	1,346
Interest income	(107)	(175)
Interest expense	1,197	1,379
Other income, net	(119)	(120)

Income (loss) before income taxes	(1,046)	262
Income tax expense (benefit)	(15)	102

Net income (loss)	$(1,031)	$160

Basic and diluted earnings (loss) per common share	$(0.12)	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	December 31 2004 (unaudited)	October 1 2004 (audited)	January 2 2004 (unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$34,980	$69,572	$60,558
Accounts receivable, less allowance for doubtful
accounts of $3,045, $2,807 and $4,361, respectively	57,736	49,727	50,922
Inventories, net	65,523	60,426	61,835
Income taxes refundable	2,322	--	1,292
Deferred income taxes	8,780	8,737	5,838
Other current assets	7,754	6,179	9,973

Total current assets	177,095	194,641	190,418
Property, plant and equipment, net	33,980	34,355	31,187
Deferred income taxes	16,873	16,939	18,645
Intangible assets, net	45,944	43,851	31,212
Other assets	4,225	3,928	2,074

Total assets	$278,117	$293,714	$273,536

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current maturities of long-term
debt	$17,024	$16,222	$15,769
Accounts payable	18,649	16,634	21,453
Accrued liabilities:
Salaries, wages and benefits	8,661	16,700	7,323
Accrued discounts and returns	4,661	4,395	3,605
Accrued interest payable	717	2,053	1,663
Income taxes payable	--	286	--
Other	14,796	19,042	15,205

Total current liabilities	64,508	75,332	65,018
Long-term debt, less current maturities	37,800	50,797	51,322
Other liabilities	7,550	6,941	6,284

Total liabilities	109,858	133,070	122,624

Shareholders' equity:
Preferred stock: none issued	--	--	--
Common stock:
Class A shares issued:
December 31, 2004, 7,618,331;
October 1, 2004, 7,599,831;
January 2, 2004, 7,438,294	381	380	372
Class B shares issued (convertible into Class A):
December 31, 2004, 1, 221,715;
October 1, 2004, 1,221,715;
January 2, 2004, 1,222,297	61	61	61
Capital in excess of par value	52,850	52,640	50,597
Retained earnings	101,166	102,199	93,670
Contingent compensation	(7)	(20)	(7)
Accumulated other comprehensive income	13,808	5,384	6,219

Total shareholders' equity	168,259	160,644	150,912

Total liabilities and shareholders' equity	$278,117	$293,714	$273,536

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Three Months Ended
	December 31 2004	January 2 2004
CASH USED FOR OPERATIONS
Net income (loss)	$(1,031)	$160
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	2,590	1,838
Deferred income taxes	53	536
Change in assets and liabilities:
Accounts receivable, net	(6,639)	(6,550)
Inventories, net	(3,257)	(9,442)
Accounts payable and accrued liabilities	(14,891)	(2,803)
Other, net	(1,619)	(3,432)

	(24,794)	(19,693)

CASH USED FOR INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,682)	(1,374)
Proceeds from sold property, plant and equipment	365	--

	(1,317)	(1,374)

CASH USED FOR FINANCING ACTIVITIES
Change in short-term debt	4,000	--
Principal payments on senior notes and other long-term debt	(16,200)	(9,538)
Common stock transactions	127	382

	(12,073)	(9,156)

Effect of exchange rate changes on cash	3,592	1,871

Decrease in cash and temporary cash investments	(34,592)	(28,352)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period	69,572	88,910

End of period	$34,980	$60,558

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	Basis of Presentation

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of December 31, 2004 and the results of operations and cash flows for the three months ended December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

Because of seasonal and other factors, the results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2	Earnings (loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

Three Months Ended
	December 31 2004	January 2 2004
Net income (loss) for basic and diluted earnings per share	$(1,031)	$160

Weighted average common shares outstanding	8,601,354	8,519,698
Less nonvested restricted stock	2,515	4,830

Basic average common shares	8,598,839	8,514,868
Dilutive stock options and restricted stock	--	195,364

Diluted average common shares	8,598,839	8,710,232

Basic and diluted earnings (loss) per common share	$(0.12)	$0.02

3	Stock-Based Compensation and Stock Ownership Plans

The Company accounts for stock options using the intrinsic value method pursuant to Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is generally recognized only for stock options granted with an exercise price lower than the market price on the date of grant. The Company’s practice is to grant options with an exercise price equal to the fair market value on the date of the grant. The fair value of restricted shares awarded in excess of the amount paid for such shares is recognized as compensation over 1 to 3 years from the date of award, the period over which all restrictions generally lapse.

The pro forma information below was determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

JOHNSON OUTDOORS INC.

Three Months Ended
	December 31 2004	January 2 2004
Net income (loss)	$ (1,031)	$ 160
Total stock-based employee compensation included in net income (loss)
	13	13
Total stock-based employee compensation expense determined under fair
value method for all awards, net of tax	(15)	(28)

Pro forma net income (loss)	$ (1,033)	$ 145

Basic earnings per common share
As reported	$ (0.12)	$ 0.02
Pro forma	$ (0.12)	$ 0.02
Diluted earnings per common share
As reported	$ (0.12)	$ 0.02
Pro forma	$ (0.12)	$ 0.02

The Company’s current equity incentive plans provide for the issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. All stock options have been granted with an exercise price equal to the fair market value on the date of grant and become exercisable over periods of one to four years from the date of grant. Stock options generally have a term of 10 years. The current plans also allow for the issuance of restricted stock or stock appreciation rights in lieu of options. Grants of restricted shares are not significant in any year presented.

The Company’s employees’ stock purchase plan provides for the issuance of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. Shares available for purchase by employees under this plan were 33,957 at December 31, 2004.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2004	480,766	$ 8.56
Exercised	(18,500)	6.91

Outstanding at December 31, 2004	462,266	$ 8.63

Options to purchase 620,586 shares of common stock with a weighted average exercise price of $8.80 per share were outstanding at January 2, 2004.

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company’s Class A common stock.

JOHNSON OUTDOORS INC.

4	Pension Plans

The components of net periodic benefit cost related to Company sponsored benefit plans for the three months ended December 31, 2004 and January 2, 2004 were as follows.

Three Months Ended
	December 31 2004	January 2 2004
Components of net periodic benefit cost:
Service cost	$ 144	$ 144
Interest on projected benefit obligation	222	222
Less estimated return on plan assets	(191)	(191)
Amortization of unrecognized:
Net loss	25	20
Prior service cost	6	6
Transition asset	(10)	(15)
Net amount recognized	$ 196	$ 186

5	Restructuring

On July 27, 2004 the Company announced plans to outsource manufacturing then being undertaken at its Grand Rapids, Michigan facility, and to shift production from Mansonville, Canada to its Old Town, Maine operation, as part of the Company’s on-going efforts to increase efficiency and improve profitability of its Watercraft business unit. The Company ceased manufacturing operations at the Michigan and Canadian locations in September 2004. Consistent with prior disclosures, costs and charges associated with these plans are estimated at $3.1 million and will be incurred across fiscal years 2004 and 2005. The decision resulted in the reduction of 71 positions across the two locations.

Total charges incurred in the quarter ended December 31, 2004 were $463 and consisted of the following major categories of costs: one-time employee termination benefits of $221 and other costs primarily related to disposal of equipment of $35. These charges are included in the “Administrative management, finance and information systems” and “Cost of sales” lines in the Consolidated Statement of Operations.

A summary of charges, payments and accruals for the quarter ended December 31, 2004 are as follows:

Accrued liabilities as of October 1, 2004	$ 1,193
Activity during quarter ended December 31, 2004:
Additional charges	463
Settlement payments against charges and other	747

Accrued liabilities as of December 31, 2004	909
Additional anticipated 2005 charges	141

Total anticipated remaining restructuring payments	$ 1,050

6	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision to SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The provisions of this statement are effective as of the first interim reporting period beginning after June 15, 2005. The Company will adopt this statement during the fourth quarter of its fiscal 2005 year on a prospective basis. This statement is not expected to have a material impact on the financial results of the Company.

JOHNSON OUTDOORS INC.

7	Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The effective tax rate for the quarter ended December 31, 2004 was impacted by non-deductibility of expenses recognized related to the buy-out proposal and not benefiting certain losses with foreign subsidiaries.

8	Inventories

Inventories at the end of the respective periods consist of the following:

	December 31 2004	October 1 2004	January 2 2004
Raw materials	$ 25,535	$ 24,194	$ 23,834
Work in process	2,132	2,106	2,544
Finished goods	40,776	36,768	38,742

	68,443	63,068	65,120
Less reserves	2,920	2,642	3,285

	$ 65,523	$ 60,426	$ 61,835

9	Warranties

The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, Accounting for Contingencies. The following table summarizes the warranty activity for the three months ended December 31, 2004 and January 2, 2004.

	December 31 2004	January 2 2004
Balance at beginning of quarter	$ 3,533	$ 3,270
Warranty accruals for products sold during the period	529	473
Less current period warranty claims paid	546	419

Balance at end of quarter	$ 3,614	$ 3,324

10	Comprehensive Income

Comprehensive income includes net income and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income and comprehensive income is due to cumulative foreign currency translation adjustments. Strengthening of the Euro, Swiss franc, Canadian dollar and other worldwide currencies against the U.S. dollar created the translation adjustment income for the three months ended December 31, 2004.

JOHNSON OUTDOORS INC.

Comprehensive income (loss) for the respective periods consists of the following:

Three Months Ended
	December 31 2004	January 2 2004
Net income (loss)	$ (1,031)	$ 160
Translation adjustment	8,424	6,038

Comprehensive income	$ 7,393	$ 6,198

11	Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company’s Outdoor Equipment business recognized net sales to the United States military which totaled approximately 20% of total Company’s net sales during the quarters ended December 31, 2004 and January 2, 2004, respectively.

Net sales and operating profit include both sales to customers, as reported in the Company’s consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company’s operations in each business unit at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

Three Months Ended
	December 31 2004	January 2 2004
Net sales:
Marine electronics:
Unaffiliated customers	$27,738	$17,934
Interunit transfers	111	75
Outdoor equipment:
Unaffiliated customers	18,840	15,797
Interunit transfers	11	6
Watercraft:
Unaffiliated customers	11,963	12,225
Interunit transfers	103	215
Diving:
Unaffiliated customers	16,321	16,936
Interunit transfers	3	6
Other	120	49
Eliminations	(228)	(302)

	$74,982	$62,941

Operating profit (loss):
Marine electronics	$2,887	$3,038
Outdoor equipment	3,408	2,481
Watercraft	(2,819)	(3,511)
Diving	(136)	1,685
Other	(3,415)	(2,347)

	$(75)	$1,346

Total assets (end of period):
Marine electronics	$69,045	$32,526
Outdoor equipment	23,473	27,209
Watercraft	59,683	60,205
Diving	102,394	99,652
Other	23,522	53,944

	$278,117	$273,536

12	Litigation

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

13	Buy-out Proposal

On October 28, 2004, the Company’s Board of Directors approved a definitive merger agreement with JO Acquisition Corp., a newly formed entity established by members of the family of the late Samuel C. Johnson, including Helen P. Johnson-Leipold, Chairman and Chief Executive Officer of the Company. Under the terms of the proposed merger, public shareholders of the Company would receive $20.10 per share in cash, and the members of the Johnson family would acquire 100% ownership of the Company.

JOHNSON OUTDOORS INC.

The merger is subject to a number of conditions, including shareholder approval of the merger agreement and receipt of debt financing. GE Commercial Finance has committed, subject to customary conditions, to provide debt financing for the transaction.

The Company has tentatively scheduled a special meeting of its shareholders on March 22, 2005 for the purpose of obtaining shareholder approval of the merger agreement. If the necessary shareholder approval is obtained, then the merger is expected to be completed in the first calendar quarter of 2005, subject to customary conditions and approvals.

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) for the three months ended December 31, 2004 and January 2, 2004. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; unanticipated issues related to the Company’s military tent business; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; adverse weather conditions; and unanticipated events related to the Buy-Out transaction. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

The Company has registered the following trademarks which are used in this Form 10-Q: Minn Kota(R); Humminbird(R); and Eureka!(R).

Overview

The Company designs, manufactures and markets top-quality outdoor recreational products for the whole family. Through a combination of innovative products, strong marketing and distribution, the Company meets the needs of the consumer, seeking to set itself apart from the competition. Its subsidiaries comprise a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

JOHNSON OUTDOORS INC.

The 19.1% increase in net sales for the three months ended December 31, 2004 resulted primarily from strong military tent sales (up 19.3%) and the addition of Techsonic Industries Inc. (Techsonic), which was acquired in May 2004. This acquisition added the popular Humminbird brand to the Company’s Marine Electronics portfolio (the Marine Electronics business was known as the Motors business prior to July 2, 2004). The Techsonic business added $9.0 million in net sales to the current quarter.

Although strong growth has been seen in military tent sales in recent years, sales in this business are expected to drop up to 40% in fiscal 2005 as current contracts and emergency orders come to an end. Though it remains a strong brand, the Company’s Eureka! consumer line of camping products continues to face a declining market for its higher quality consumer tents, as the shift to lower priced and private label products continues in its retail channels. The Eureka! commercial line of tents continues to maintain its position in a flat market.

Watercraft business net sales declined 3.0% from the year ago period. In July 2004, the Company began a $3.1 million restructuring plan to increase efficiency and improve profitability of this business. This effort is intended to make Watercraft leaner, yet more flexible, more focused, and more competitive going forward. It should make the Watercraft business better prepared to deliver financial performance equal to the strength of the Company’s brands.

The Diving business’ net sales include $0.9 million of favorable currency translation, which partially offsets declines in net sales compared to the first quarter of last year. Continued soft market conditions in Europe and Asia and the delayed introduction of new products drove much of the decline. Profits declined with net sales and were also negatively affected by unfavorable volume-related manufacturing variances, lower margins on close-out product sales and unfavorable impact of currencies on operating expenses. Continued investment is needed to support better performance by the Company’s Diving business.

Debt-to-total capitalization stands at 25% at the end of the quarter, well below historical levels. Compared to prior year levels, the increases in trade receivables and inventories primarily reflect the addition of Techsonic and the impact of currency fluctuation in the Company’s foreign operations

Due to the seasonality of the Company’s businesses, first quarter results are not expected be indicative of the Company’s primary selling period, which takes place in its second and third fiscal quarters. The table below sets forth a historical view of the Company’s seasonality.

Year Ended
	October 1, 2004		October 3, 2003		September 27, 2002
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	18%	7%	17%	1%	17%	5%
March	27	45	27	53	29	42
June	34	72	34	77	34	66
September	21	(24)	22	(31)	20	(13)

	100%	100%	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s sales and operating earnings by segment are summarized as follows:

(millions)	Three Months Ended
	December 31 2004	January 2 2004
Net sales:
Marine electronics	$ 27.9	$ 18.0
Outdoor equipment	18.8	15.8
Watercraft	12.1	12.4
Diving	16.3	16.9
Other/eliminations	(0.1)	(0.2)

Total	$ 75.0	$ 62.9

Operating profit:
Marine electronics	$ 2.9	$ 3.0
Outdoor equipment	3.4	2.5
Watercraft	(2.8)	(3.5)
Diving	(0.1)	1.7
Other/eliminations	(3.5)	(2.4)

Total	$ (0.1)	$ 1.3

See Note 11 in the notes to the consolidated financial statements for the definition of segment net sales and operating profits.

Net sales on a consolidated basis for the three months ended December 31, 2004 totaled $75.0 million, an increase of 19.1% or $12.0 million, compared to $62.9 million in the three months ended January 2, 2004. The Company acquired Techsonic on May 5, 2004. Net sales for the Techsonic business for the three months ended December 31, 2004 were $9.0 million. Foreign currency translations favorably impacted quarterly sales by $1.3 million in the first quarter of fiscal 2005. Two of the Company’s business units had sales growth over the prior year. The Marine Electronics business sales increased $9.8 million, or 54.7%, to $27.9 million. This increase was primarily the result of the addition of the Techsonic business, which added $9.0 million to sales. Sales for the Outdoor Equipment business increased $3.0 million, or 19.3%, to $18.8 million. Military tent sales in the current fiscal year accounted for this growth; however, the Company’s backlog of orders under existing military contracts only extends through approximately April of 2005. Subsequent to April of 2005, the Company anticipates declines in military tent sales as a result of the expiration of existing contracts. The Watercraft business sales decreased $0.4 million, or 3.0%, to $12.1 million. The Diving business sales decreased $0.6 million, or 3.6%, to $16.3 million, including favorable currency translations totaling $0.9 million resulting from the strengthening of the Euro against the U.S. Dollar. The declines in the Diving business are the result of continued market softness and delayed new product launches due to implementation of the Company’s new enhanced design validation process. Diving’s sales were also negatively impacted by actions taken to eliminate sales through undesirable channels including E-bay sellers and grey market traders.

Gross profit as a percentage of sales was 40.4% for the three months ended December 31, 2004 compared to 42.8% in the corresponding period in the prior year. The overall gross margin rate was negatively affected by the addition of the Techsonic business, where gross margin rates are well below the Company’s overall gross margin rate. Declines in margins in the Diving business also contributed to the lower rate in the quarter. The Diving business margins have declined from the prior year as a result of lower volumes from continued market softness, unfavorable volume-related manufacturing variances, and lower pricing on close-out product sales. Margins in the Watercraft and Outdoor Equipment businesses improved over the prior year. The Marine Electronics business saw margins decline as the margins for the Minn Kota business were flat and margins for the newly acquired Humminbird business were lower than the historical margins for the Minn Kota business.

JOHNSON OUTDOORS INC.

The Company recognized an operating loss of $0.1 million for the three months ended December 31, 2004 compared to an operating profit of $1.3 million for the corresponding period of the prior year. The Outdoor Equipment business improvements were driven by increased military sales. Diving incurred an operating loss of $0.1 million as a result of the issues noted in previous paragraphs. Watercraft operating losses for the three months were improved over the losses incurred in the prior year as a result of improvements made to the business’s operations. Operating profit in fiscal 2005 was also negatively impacted by expenses (approximately $0.9) recorded at the corporate level related to the Company’s going private transaction.

Interest expense declined to $1.2 million for the three months ended December 31, 2004, from $1.4 million for the three months ended January 2, 2004. In the current year, the Company benefited from reductions in overall debt.

Interest income declined to $0.1 million for the three months ended December 31, 2004 from $0.2 million for the three months ended January 2, 2004, as cash balances and market rates on short-term cash investments declined.

The Company’s effective tax rate for the three months ended December 31, 2004 was insignificant, compared to 38.7% for the corresponding period of the prior year. The effective tax rate in the current year was impacted by the non-deductibility of certain expenses related to the buy-out proposal and not benefiting certain losses with foreign subsidiaries.

Net Income (Loss)

Net loss for the three months ended December 31, 2004 was $1.0 million, or $0.12 per diluted share, compared to net income of $0.2 million, or $0.02 per diluted share, for the corresponding period of the prior year due to the factors noted above.

Buy-Out Proposal

On October 28, 2004, the Company’s Board of Directors approved a definitive merger agreement with JO Acquisition Corp., a newly formed entity established by members of the family of the late Samuel C. Johnson, including Helen P. Johnson-Leipold, Chairman and Chief Executive Officer of the Company. Under the terms of the proposed merger, public shareholders of the Company would receive $20.10 per share in cash, and the members of the Johnson family would acquire 100% ownership of the Company.

The merger is subject to a number of conditions, including shareholder approval of the merger agreement and receipt of debt financing. GE Commercial Finance has committed, subject to customary conditions, to provide debt financing for the transaction.

The Company has tentatively scheduled a special meeting of its shareholders on March 22, 2005 for the purpose of obtaining shareholder approval of the merger agreement. If the necessary shareholder approval is obtained, then the merger is expected to be completed in the first calendar quarter of 2005, subject to customary conditions and approvals.

JOHNSON OUTDOORS INC.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	Three Months Ended
	December 31 2004	January 2 2004
Cash used for:
Operating activities	$ (24.8)	$ (19.7)
Investing activities	(1.3)	(1.4)
Financing activities	(12.1)	(9.2)
Effect of exchange rate changes	3.6	1.9

Decrease in cash and temporary cash investments	$ (34.6)	$ (28.4)

In the first quarter, the Company typically invests in operating assets in anticipation of the Company’s selling season, which is strongest in the second and third quarters of the Company’s fiscal year.

The Company’s debt to capital ratio has declined to 25% as of December 31, 2004 from 31% as of January 2, 2004, further strengthening the Company’s liquidity and strategic flexibility.

Operating Activities

Cash flows used for operations totaled $24.8 million for the three months ended December 31, 2004 compared with $19.7 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $6.6 million for the three months ended December 31, 2004, flat with the increase in the year ago period. Inventories increased by $3.3 million for the three months ended December 31, 2004 compared to an increase of $9.4 million in the prior year period. The inventory build in the current year is primarily related to a build-up of products for the Company’s selling season. The decline in the inventory build compared with the prior years is the result of improved inventory management in the Watercraft business and declines in inventory levels in the Outdoor Equipment business that are in-line with the expiration of military tent contracts. The Company believes it is producing products at levels adequate to meet expected customer demand.

Accounts payable and accrued liabilities decreased $14.9 million for the three months ended December 31, 2004 versus a decrease of $2.8 million for the corresponding period of the prior year. The decrease during the quarter ended January 2, 2004 was the result of settlement of various accruals.

Depreciation and amortization charges were $2.6 million for the three months ended December 31, 2004 and $1.8 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities, consisting solely of expenditures for property, plant and equipment, totaled $1.7 million for the three months ended December 31, 2004 versus $1.4 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements. In 2005, capitalized expenditures are anticipated to be in line with prior year levels. These expenditures are expected to be funded by working capital or existing credit facilities. The Company received $0.4 million in cash from the sale of its facility in Mansonville, Quebec during the three months ended December 31, 2004.

JOHNSON OUTDOORS INC.

Financing Activities

Cash flows used for financing activities totaled $12.1 million for the three months ended December 31, 2004 and $9.2 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $16.2 million and $9.5 million during the first quarters of fiscal years 2005 and 2004.

On October 29, 2004, the Company entered into a new $30.0 million unsecured revolving credit facility agreement expiring in October 2005. This agreement is expected to provide adequate funding for the Company’s operations during that period. The Company had borrowings outstanding on revolving credit facilities of $4.0 million as of December 31, 2004

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at December 31, 2004.

	Payment Due by Period
(millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 year
Long-term debt	$54.8	$17.0	$17.0	$20.8	$--
Operating lease obligations	19.2	3.9	7.4	4.3	3.6
Open purchase orders	54.7	54.7	--	--	--
Contractually obligated interest
payments	9.2	1.9	5.7	1.6	--

Total contractual obligations	$137.9	$77.5	$30.1	$26.7	$3.6

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at December 31, 2004 total $2.5 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. The Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2004 or the first quarter of fiscal 2005.

JOHNSON OUTDOORS INC.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at December 31, 2004:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$ 0.9	$ 0.5

The Company has outstanding $50.8 million in unsecured senior notes as of December 31, 2004. The senior notes bear interest rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate debt was $55.4 million as of December 31, 2004.

On November 6, 2003, the Company terminated the swap instruments relating to certain 1998 and 2001 debt instruments. The Company realized gains on the 1998 and 2001 instruments of $0.2 million and $0.7 million, respectively. The gains are being amortized as a reduction in interest expense over the remaining life of the underlying debt instruments through October 2005. The unamortized gain related to the 1998 and 2001 instruments was $0.2 million as of December 31, 2004.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 1, 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended December 31, 2004.

JOHNSON OUTDOORS INC.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision to SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The provisions of this statement are effective as of the first interim reporting period beginning after June 15, 2005. The Company will adopt this statement during the fourth quarter of its fiscal 2005 year on a prospective basis. This statement is not expected to have a material impact on the financial results of the Company.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

Item 4.     Controls and Procedures

(a)	In accordance with Rule 13a – 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Form 10-Q, with the participation of the Company’s principal executive officer and principal financial officer, the Company completed its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2004 to ensure that material information relating to the Company (including consolidated subsidiaries) was made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

(b)	There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 6.     Exhibits

The following exhibits are filed as part of this Form 10-Q:

2	Agreement and Plan of Merger, dated October 28, 2004, by and between JO Acquisition Corp. and Johnson Outdoors Inc. (filed as Exhibit 2 to the Company's Form 8-K, dated October 28, 2004, and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

JOHNSON OUTDOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 9, 2005
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer
/s/ Paul A. Lehmann
Paul A. Lehmann
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description

2	Agreement and Plan of Merger, dated October 28, 2004, by and between JO Acquisition Corp. and Johnson Outdoors Inc. (filed as Exhibit 2 to the Company's Form 8-K, dated October 28, 2004, and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.