Form 10-Q
period 2005-04-01
JOHNSON OUTDOORS INC
filed 2005-05-11
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-16255

JOHNSON OUTDOORS INC.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1536083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Main Street, Racine, Wisconsin 53403
(Address of principal executive offices)

(262) 631-6600
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]  No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [ X ]  No [   ]

As of April 15, 2005, 7,639,668 shares of Class A common stock and 1,221,715 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Form 10-Q

April 1, 2005

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Six Months Ended
	April 1 2005	April 2 2004	April 1 2005	April 2 2004
Net sales	$106,168	$95,595	$181,150	$158,536
Cost of sales	60,394	53,316	105,104	89,287
Gross profit	45,774	42,279	76,046	69,249
Operating expenses:
Marketing and selling	23,337	21,133	41,169	37,439
Administrative management, finance and information systems	10,323	9,461	19,875	16,465
Research and development	2,586	1,894	5,031	3,655
Amortization of intangibles	50	81	101	173
Profit sharing	1,080	1,024	1,546	1,486
Total operating expenses	37,376	33,593	67,722	59,218
Operating profit	8,398	8,686	8,324	10,031
Interest income	(61)	(78)	(168)	(253)
Interest expense	1,088	1,058	2,286	2,437
Other (income) expense, net	(603)	68	(721)	(53)
Income before income taxes	7,974	7,638	6,927	7,900
Income tax expense	3,236	2,842	3,221	2,944
Net income	$4,738	$4,796	$3,706	$4,956
Basic Earnings Per Common Share	$0.55	$0.56	$0.43	$0.58
Diluted Earnings Per Common Share	$0.54	$0.55	$0.42	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	April 1 2005	October 1 2004	April 2 2004
Assets
Current assets:
Cash and temporary cash investments	$11,338	$69,572	$36,241
Accounts receivable, less allowance for doubtful accounts of $3,106, $2,807 and $4,187, respectively	89,141	49,727	80,646
Inventories, net	69,411	60,426	67,746
Deferred income taxes	8,787	8,737	6,900
Other current assets	8,856	6,179	7,075
Total current assets	187,533	194,641	198,608
Property, plant and equipment, net	33,043	34,355	30,806
Deferred income taxes	16,788	16,939	18,733
Intangible assets, net	44,631	43,851	30,241
Other assets	4,243	3,928	3,022
Total assets	$286,238	$293,714	$281,410
Liabilities And Shareholders' Equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$13,488	$16,222	$15,755
Accounts payable	22,984	16,634	18,348
Accrued liabilities:
Salaries and wages	9,826	16,700	9,378
Accrued discounts and returns	4,803	4,395	3,950
Accrued interest payable	1,666	2,053	2,345
Income taxes	546	286	1,491
Other	19,287	19,042	18,062
Total current liabilities	72,600	75,332	69,329
Long-term debt, less current maturities	37,800	50,797	51,365
Other liabilities	7,391	6,941	6,629
Total liabilities	117,791	133,070	127,323
Shareholders' equity:
Preferred stock: none issued	—	—	—
Common stock:
Class A shares issued: April 1, 2005, 7,638,833; October 1, 2004, 7,599,831; April 2, 2004, 7,553,084	382	380	378
Class B shares issued (convertible into Class A): April 1, 2005, 1,221,715; October 1, 2004, 1,221,715; April 2, 2004, 1,222,297	61	61	61
Capital in excess of par value	53,088	52,640	52,026
Retained earnings	105,903	102,199	98,465
Contingent compensation	—	(20)	(45)
Accumulated other comprehensive income	9,013	5,384	3,202
Total shareholders' equity	168,447	160,644	154,087
Total liabilities and shareholders' equity	$286,238	$293,714	$281,410

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Six Months Ended
	April 1 2005	April 2 2004
Cash Used For Operations
Net income	$3,706	$4,956
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	4,982	3,905
Deferred income taxes	131	(558)
Change in assets and liabilities:
Accounts receivable, net	(38,760)	(36,617)
Inventories, net	(8,204)	(16,167)
Accounts payable and accrued liabilities	(321)	3,538
Other, net	(3,059)	(1,277)
	(41,525)	(42,220)
Cash Used For Investing Activities
Net additions to property, plant and equipment	(3,024)	(3,187)
	(3,024)	(3,187)
Cash Used For Financing Activities
Principal payments on senior notes and other long-term debt	(16,200)	(9,538)
Change in short-term debt	477	—
Common stock transactions	292	1,501
	(15,431)	(8,037)
Effect of foreign currency fluctuations on cash	1,746	775
Decrease in cash and temporary cash investments	(58,234)	(52,669)
Cash And Temporary Cash Investments
Beginning of period	69,572	88,910
End of period	$11,338	$36,241

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of April 1, 2005 and the results of operations for the three and six months ended April 1, 2005 and cash flows for the six months ended April 1, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

Because of seasonal and other factors, the results of operations for the three and six months ended April 1, 2005 are not necessarily indicative of the results to be expected for the full year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2          Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	April 1 2005	April 2 2004	April 1 2005	April 2 2004
Net income for basic and diluted earnings per share	$4,738	$4,796	$3,706	$4,956
Weighted average common shares outstanding	8,606,694	8,573,653	8,604,024	8,546,676
Less nonvested restricted stock	1,879	3,211	2,197	4,020
Basic average common shares	8,604,815	8,570,442	8,601,827	8,542,656
Dilutive stock options and restricted stock	171,511	195,866	175,669	189,769
Diluted average common shares	8,776,326	8,766,308	8,777,496	8,732,425
Basic earnings per common share	$0.55	$0.56	$0.43	$0.58
Diluted earnings per common share	$0.54	$0.55	$0.42	$0.57

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

The pro forma information below was determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

	Three Months Ended		Six Months Ended
	April 1 2005	April 2 2004	April 1 2005	April 2 2004
Net income	$4,738	$4,796	$3,706	$4,956
Total stock-based employee compensation included in net income	9	9	18	18
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(11)	(67)	(23)	(96)
Pro forma net income	$4,736	$4,738	$3,701	$4,878
Basic earnings per common share
As reported	$0.55	$0.56	$0.43	$0.58
Pro forma	$0.55	$0.55	$0.42	$0.57
Diluted earnings per common share
As reported	$0.54	$0.55	$0.42	$0.57
Pro forma	$0.54	$0.54	$0.42	$0.56

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

The Company's employees’ stock purchase plan provides for the issuance of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. Shares available for purchase by employees under this plan were 33,957 at April 1, 2005. No common stock has been issued under this plan to date during the six months ended April 1, 2005.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2004	480,766	$8.56
Exercised	(39,002)	7.55
Outstanding at April 1, 2005	441,764	$8.65

Options to purchase 525,933 shares of common stock with a weighted average exercise price of $8.55 per share were outstanding at April 2, 2004.

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company’s Class A common stock. No phantom stock has been issued under this plan to date during the six months ended April 1, 2005.

4          Pension Plans

The components of net periodic benefit cost related to Company administered benefit plans for the three and six months ended April 1, 2005 and April 2, 2004, respectively, were as follows.

	Three Months Ended		Six Months Ended
	April 1 2005	April 2 2004	April 1 2005	April 2 2004
Components of net periodic benefit cost:
Service cost	$144	$144	$288	$287
Interest on projected benefit obligation	222	222	444	443
Less estimated return on plan assets	191	191	382	382
Amortization of unrecognized:
Net loss	25	20	50	40
Prior service cost	6	6	12	13
Transition asset	(10)	(15)	(20)	(31)
Net amount recognized	$196	$186	$392	$370

 5       Restructuring

On July 27, 2004 the Company announced plans to outsource manufacturing then being undertaken at its Grand Rapids, Michigan facility, and to shift production from Mansonville, Canada to its Old Town, Maine operation, as part of the Company's on-going efforts to increase efficiency and improve profitability of its Watercraft business unit. The Company ceased manufacturing operations at the Michigan and Canadian locations in September 2004. Consistent with prior disclosures, costs and charges associated with these plans are estimated at $3.1 million and will be incurred across fiscal years 2004 and 2005. The decision resulted in the reduction of 71 positions across the two locations.

Total charges incurred in the three and six months ended April 1, 2005 were $44 and $507, respectively. Charges consisted of the following major categories of costs: one-time employee termination benefits of $(2) and $335, respectively, and other costs primarily related to disposal of equipment of $46 and $172, respectively. These charges are included in the “Administrative management, finance and information systems” and “Cost of sales” lines in the Consolidated Statement of Operations.

A summary of charges, payments and accruals for the six months ended April 1, 2005 in connection with the restructuring plans are as follows:

Accrued liabilities as of October 1, 2004	$1,193
Activity during the six month period ended April 1, 2005:
Additional charges	507
Settlement payments against charges and other	(1,293)
Accrued liabilities as of April 1, 2005	407
Additional anticipated 2005 charges	101
Total anticipated remaining restructuring payments	$508

6         New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision to SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement for fiscal 2006 using the modified prospective approach. This statement is not expected to have a material impact on the financial results of the Company.

7         Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The effective tax rate for the three and six months ended April 1, 2005 was impacted by expenses recognized related to the buy-out proposal, subject to a final determination regarding the deductibility of these costs, and not benefiting certain losses of foreign subsidiaries.

8   Inventories

Inventories at the end of the respective periods consist of the following:

	April 1 2005	October 1 2004	April 2 2004
Raw materials	$27,534	$24,194	$24,594
Work in process	1,626	2,106	2,117
Finished goods	43,294	36,768	44,244
	72,453	63,068	70,955
Less reserves	3,042	2,642	3,209
	$69,411	$60,426	$67,746

9         Warranties

The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, Accounting for Contingencies. The following table summarizes the warranty activity for the six months ended April 1, 2005 and April 2, 2004.

	April 1 2005	April 2 2004
Balance at beginning of period	$3,533	$3,270
Warranty accruals for products sold during the period	1,046	1,211
Less current period warranty claims paid	1,057	1,283
Balance at end of period	$3,522	$3,198

10       Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income and comprehensive income is due to cumulative foreign currency translation adjustments. Strengthening of the Euro, Swiss franc, Canadian dollar and other worldwide currencies against the U.S. dollar created the translation adjustment income for the three months and six months ended April 1, 2005.

Comprehensive income (loss) for the respective periods consists of the following:

	Three Months Ended		Six Months Ended
	April 1 2005	April 2 2004	April 1 2005	April 2 2004
Net income	$4,738	$4,796	$3,706	$4,956
Translation adjustment	(4,795)	(3,017)	3,629	3,021
Comprehensive income (loss)	$(57)	$1,779	$7,335	$7,977

11       Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company’s Outdoor Equipment business recognized net sales to the United States military which totaled approximately 11.2% and 14.3% of the total Company net sales during the three months ended April 1, 2005 and April 2, 2004, respectively, and 14.8% and 16.5% of the total Company net sales during the six months ended April 1, 2005 and April 2, 2004, respectively.

Net sales and operating profit include both sales to customers, as reported in the Company's consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company's operations in each business unit at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	April 1 2005	April 2 2004	April 1 2005	April 2 2004
Net sales:
Marine electronics:
Unaffiliated customers	$47,145	$31,662	$74,884	$49,596
Interunit transfers	48	221	107	296
Outdoor equipment:
Unaffiliated customers	20,861	24,143	39,701	39,940
Interunit transfers	7	27	18	33
Watercraft:
Unaffiliated customers	18,827	19,620	30,790	31,845
Interunit transfers	185	73	288	288
Diving:
Unaffiliated customers	19,236	20,045	35,557	36,981
Interunit transfers	7	3	11	9
Other	99	125	218	174
Eliminations	(247)	(324)	(424)	(626)
	$106,168	$95,595	$181,150	$158,536
Operating profit (loss):
Marine electronics	$9,214	$7,517	$12,101	$10,556
Outdoor equipment	3,060	4,451	6,467	6,932
Watercraft	(964)	(2,062)	(3,783)	(5,573)
Diving	1,450	3,065	1,314	4,750
Other	(4,362)	(4,285)	(7,775)	(6,634)
	$8,398	$8,686	$8,324	$10,031
Total assets (end of period):
Marine electronics			$85,836	$48,056
Outdoor equipment			27,317	32,534
Watercraft			68,596	71,971
Diving			83,437	100,601
Other			21,052	28,248
			$286,238	$281,410

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

13       Buy-out Proposal

On October 28, 2004, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with JO Acquisition Corp., an entity established by members of the family of the late Samuel C. Johnson, including Helen P. Johnson-Leipold, Chairman and Chief Executive Officer of the Company. Under the terms of the merger proposed by the Merger Agreement (the “Merger”), public shareholders of the Company would have received $20.10 per share in cash, and the members of the Johnson family would have acquired 100% ownership of the Company.

The Merger was subject to a number of conditions contained in the Merger Agreement, including shareholder approval of the Merger Agreement. On March 22, 2005, a special meeting of the shareholders of the Company was held in order to vote upon a proposal to approve the Merger Agreement. The required shareholder vote was not obtained at such meeting and the Merger Agreement was terminated on March 31, 2005 by the Company and the Purchaser pursuant to the terms of the Merger Agreement. The termination of the Merger Agreement did not result in the imposition of any penalties on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) for the three and six months ended April 1, 2005 and April 2, 2004. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

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

Trademarks

The Company has registered the following trademarks which are used in this Form 10-Q: Minn Kota®; Humminbird®; and Eureka!®.

Overview

The Company designs, manufactures and markets top-quality outdoor recreational products for the whole family. Through a combination of innovative products, strong marketing and distribution, the Company seeks to set itself apart from the competition. Its subsidiaries comprise a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

The 11.1% and 14.3% increase in net sales for the three and six months ended April 1, 2005, respectively, resulted primarily from the addition of Techsonic Industries Inc. (Techsonic), which was acquired in May 2004. This acquisition added the popular Humminbird® brand to the Company’s Marine Electronics portfolio (the Marine Electronics business was known as the Motors business prior to July 2, 2004). The Techsonic business added $15.8 million in net sales to the current quarter and $24.8 million in net sales for the six months ended April 1, 2005.

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

Watercraft business net sales declined 1.1% and 1.9% in the three months and six months ended April 1, 2005, respectively, due to the discontinued sales of certain low margin products that had accounted for net sales of $1.4 million and $1.5 million for the three months and six months ended April 2, 2004, respectively. In July 2004, the Company began a $3.1 million restructuring plan to increase efficiency and improve profitability of this business. This effort is intended to make Watercraft leaner, yet more flexible, more focused, and more competitive going forward. It should make the Watercraft business better prepared to deliver financial performance equal to the strength of the Company’s brands.

The Diving business’ net sales include $0.6 million and $1.6 million of favorable currency translation during the three months and six months ended April 1, 2005, respectively. This partially offsets declines in net sales compared to the same periods of last year. Continued soft market conditions in Europe and Asia and the delayed introduction of new products drove much of the decline. Profits declined with lower net sales and were also negatively affected by unfavorable volume-related manufacturing variances, lower margins on close-out product sales and unfavorable impact of changes in currency exchange rates. Continued investment is needed to support better performance by the Company’s Diving business.

Debt-to-total capitalization stands at 23% at the end of the quarter, well below historical levels. Compared to prior year levels, the increases in trade receivables and inventories primarily reflect the addition of Techsonic and the impact of currency fluctuation in the Company's foreign operations.

Due to the seasonality of the Company’s businesses, second quarter results are not expected to be indicative of the Company's average quarterly results for fiscal 2005 because the second quarter falls within the Company’s primary selling period, which takes place in its second and third fiscal quarters. The table below sets forth a historical view of the Company’s seasonality.

Year Ended
	October 1, 2004		October 3, 2003		September 27, 2002
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	18%	7%	17%	1%	17%	5%
March	27	45	27	53	29	42
June	34	72	34	77	34	66
September	21	(24)	22	(31)	20	(13)
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s sales and operating earnings by segment are summarized as follows:

(millions)	Three Months Ended		Six Months Ended
	April 1 2005	April 2 2004	April 1 2005	April 2 2004
Net sales:
Marine electronics	$47.1	$31.9	$75.0	$49.9
Outdoor equipment	20.9	24.2	39.7	40.0
Watercraft	19.0	19.7	31.1	32.1
Diving	19.2	20.0	35.6	37.0
Other/eliminations	—	(0.2)	(0.2)	(0.5)
Total	$106.2	$95.6	$181.2	$158.5
Operating profit (loss):
Marine electronics	$9.2	$7.5	$12.1	$10.6
Outdoor equipment	3.1	4.5	6.5	6.9
Watercraft	(1.0)	(2.1)	(3.8)	(5.6)
Diving	1.5	3.1	1.3	4.8
Other/eliminations	(4.4)	(4.3)	(7.8)	(6.7)
Total	$8.4	$8.7	$8.3	$10.0

See Note 11 in the notes to the consolidated financial statements for the definition of segment net sales and operating profits.

Net sales on a consolidated basis for the three months ended April 1, 2005 totaled $106.2 million, an increase of 11.1% or $10.6 million, compared to $95.6 million in the three months ended April 2, 2004. The Company acquired Techsonic on May 5, 2004. Net sales for the Techsonic business for the three months ended April 1, 2005 were $15.8 million. Foreign currency translations favorably impacted quarterly sales by $1.0 million in the second quarter of fiscal 2005. The Marine Electronics business sales increased $15.3 million, or 47.9%, to $47.1 million, including the addition of the Techsonic business noted above. Sales for the Outdoor Equipment business decreased $3.3 million, or 13.6%, to $20.9 million as a result of declining military tent sales and the conclusion of a two-year test program of Eureka! in the mass channel. The Watercraft business sales decreased $0.7 million, or 3.6%, to $19.0 million due to the discontinued sales of certain low margin products that accounted for $1.4 million in net sales in the same period last year. The Diving business sales decreased $0.8 million, or 4.0%, to $19.2 million, despite favorable currency translations totaling $0.6 million resulting from the strengthening of the Euro and Swiss Franc against the U.S. Dollar. The declines in the Diving business are the result of continued market softness and delayed new product launches due to implementation of the Company’s new enhanced design validation process. Diving’s sales were also negatively impacted by actions taken to eliminate sales through undesirable channels, including E-bay sellers and grey market traders.

Net sales for the six months ended April 1, 2005 increased $22.6 million, or 14.3%, to $181.2 million, compared to $158.5 million in the six months ended April 2, 2004. This increase included net sales for the Techsonic business for the six months ended April 1, 2005 of $24.8 million. Additionally, foreign currency translations favorably impacted year-to-date sales by $2.3 million. The Marine Electronics business sales increased $25.1 million, or 50.3%, to $75.0 million due primarily to the addition of the Techsonic business. Sales for the Outdoor Equipment business decreased $0.3 million, or 0.3%, to $39.7 million mainly as a result of the conclusion of a two-year test program of Eureka! in the mass channel. The Watercraft business sales decreased $1.1 million, or 3.3%, to $31.1 million mainly as a result of discontinued product sales which were $1.5 million last year-to-date. The Diving business sales decreased $1.4 million, or 3.8%, to $35.6 million. The Diving business volume decrease was offset by the strengthening of the Euro and Swiss Franc against the U.S. Dollar.

Gross profit as a percentage of sales was 43.1% for the three months ended April 1, 2005 compared to 44.2% in the corresponding period in the prior year. The overall gross margin rate was negatively affected by the addition of the Techsonic business, where gross margin rates are below the Company’s overall gross margin rate. Declines in margins in the Diving and Outdoor Equipment businesses also contributed to the lower rate in the quarter. The Diving business margins have declined from the prior year as a result of lower volumes from continued market softness, unfavorable volume-related manufacturing variances, and lower pricing on close-out product sales. Margins in the Watercraft business improved over the prior year as operational improvements take effect.

Gross profit as a percentage of sales was 42.0% for the six months ended April 1, 2005 compared to 43.7% in the corresponding period in the prior year. The overall gross margin rate was negatively affected by the addition of the Techsonic business, where gross margin rates are below the Company’s overall gross margin rate. Additionally the overall margin rate was impacted by significant improvements achieved in the Watercraft operations, these improvements were more than offset by declines in the Diving business due primarily to volume declines and operating inefficiencies, and impacts of close out sales in the Minn Kota business early in the year.

Operating expenses for the quarter were $37.4 million, up $3.8 million or 11.3% from the same period in fiscal 2004, due primarily to the addition of the Techsonic business, which added $3.6 million in operating expenses. The increased spending also included $1.0 million of expenses related to the buyout proposal, compared to $0.3 million in the second quarter of fiscal 2004. Year-to-date operating expenses were $67.7 million, up $8.5 million or 14.4% from the same period in fiscal 2004. The Techsonic business added $6.1 million in additional operating expenses and the buy-out proposal costs further contributed $2.0 million year-to-date in additional operating expenses, compared to $0.3 million in the prior year-to-date. Unfavorable currency translations also affected year-to-year comparisons of operating expenses.

The Company recognized operating profit of $8.4 million for the three months ended April 1, 2005 compared to an operating profit of $8.7 million for the corresponding period of the prior year. For the six months ended April 1, 2005 operating profit was $8.3 million compared to operating profit for the same period in the prior year of $10.0 million.

Interest expense totaled $1.1 million for the three months ended April 1, 2005, which remained relatively flat when compared to the corresponding period of the prior year. Interest expense totaled $2.3 million for the six months ended April 1, 2005 compared to $2.4 million for the corresponding period of the prior year. In the current year, the Company benefited from scheduled reductions in overall debt, but had higher effective interest rates as rate swaps that benefited last year expired.

Interest income declined to $0.1 million and $0.2 million, respectively, for the three and six months ended April 1, 2005, as cash balances and market rates on short-term cash investments declined. Other income for the quarter included $0.6 million in favorable currency exchange rate gains.

The Company’s effective tax rate for the three and six months ended April 1, 2005 was 40.6% and 46.5%, respectively, compared to 37.2% and 37.3%, respectively, for the corresponding periods of the prior year. The effective tax rate in the current year was impacted by the non-deductibility of certain expenses related to the buy-out proposal and not benefiting certain losses with foreign subsidiaries.

Net Income

Net income for the three months ended April 1, 2005 was $4.7 million, or $0.54 per diluted share, compared to $4.8 million, or $0.55 per diluted share, for the corresponding period of the prior year.

Net income for the six months ended April 1, 2005 was $3.7 million, or $0.42 per diluted share, compared to $5.0 million, or $0.57 per diluted share, for the corresponding period of the prior year.

Buy-Out Proposal

On October 28, 2004, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with JO Acquisition Corp., an entity established by members of the family of the late Samuel C. Johnson, including Helen P. Johnson-Leipold, Chairman and Chief Executive Officer of the Company. Under the terms of the merger proposed by the Merger Agreement (the “Merger”), public shareholders of the Company would have received $20.10 per share in cash, and the members of the Johnson family would have acquired 100% ownership of the Company.

The Merger was subject to a number of conditions contained in the Merger Agreement, including shareholder approval of the Merger Agreement. On March 22, 2005, a special meeting of the shareholders of the Company was held in order to vote upon a proposal to approve the Merger Agreement. The required shareholder vote was not obtained at such meeting and the Merger Agreement was terminated on March 31, 2005 by the Company and the Purchaser pursuant to the terms of the Merger Agreement. The termination of the Merger Agreement did not result in the imposition of any penalties on the Company.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	Three Months Ended
	April 1 2005	April 2 2004
Cash used for:
Operating activities	$(41.5)	$(42.2)
Investing activities	(3.0)	(3.2)
Financing activities	(15.4)	(8.0)
Effect of exchange rate changes	1.7	0.8
Decrease in cash and temporary cash investments	$(58.2)	$(52.7)

As of the end of the Company’s second fiscal quarter of 2005, the Company is heavily invested in operating assets to support the its selling season, which is strongest in the second and third quarters of the Company’s fiscal year.

The Company's debt to total capitalization ratio has declined to 23% as of April 1, 2005 from 30% as of April 2, 2004, further strengthening the Company's liquidity and strategic flexibility.

Operating Activities

Cash flows used for operations totaled $41.5 million for the six months ended April 1, 2005 compared with $42.2 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $38.8 million for the six months ended April 1, 2005, compared to an increase of $36.6 million in the prior year period. Inventories increased by $8.2 million for the six months ended April 1, 2005 compared to an increase of $16.2 million in the prior year period. The reduced inventory build up in the current year is primarily related to a decline in the inventory on hand to support the Military business, as the Military sales are expected to drop by up to 40% in fiscal 2005 as current contracts and emergency orders come to an end. The Company believes it is producing products at levels adequate to meet expected customer demand.

Accounts payable and accrued liabilities increased $0.3 million for the six months ended April 1, 2005 versus a decrease of $3.5 million for the corresponding period of the prior year. This change is due to the timing of the settlement of short term accrued obligations.

Depreciation and amortization charges were $5.0 million for the six months ended April 1, 2005 and $3.9 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities, consisting solely of expenditures for property, plant and equipment, totaled $3.0 million for the six months ended April 1, 2005 versus $3.2 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements. In 2005, capitalized expenditures are anticipated to be in line with prior year levels. These expenditures are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows used for financing activities totaled $15.4 million for the three months ended April 1, 2005 and $8.0 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $16.2 million and $9.5, respectively, million during the first quarters of fiscal years 2005 and 2004.

On October 29, 2004, the Company entered into a new $30.0 million unsecured revolving credit facility agreement expiring in October 2005. This agreement is expected to provide adequate funding for the Company’s operations during that period. The Company had no borrowings outstanding on its revolving credit facilities as of April 1, 2005

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at April 1, 2005.

	Payment Due by Period
(millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$51.3	$13.5	$17.0	$20.8	$	─
Operating lease obligations	17.9	2.6	7.4	4.3		3.6
Open purchase orders	45.1	45.1	─	─		─
Contractually obligated interest payments	9.2	1.9	5.7	1.6		─
Total contractual obligations	$123.5	$63.1	$30.1	$26.7		$3.6

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at April 1, 2005 total $2.5 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. The Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2004 or the first two quarters of fiscal 2005.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 100 basis point movement in interest rates on all debt outstanding at April 1, 2005:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$0.9	$0.5

The Company has outstanding $50.8 million in unsecured senior notes as of April 1, 2005. The senior notes bear interest rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s unsecured senior notes was $55.5 million as of April 1, 2005.

On November 6, 2003, the Company terminated the swap instruments relating to certain 1998 and 2001 debt instruments. The Company realized gains on the 1998 and 2001 instruments of $0.2 million and $0.7 million, respectively. The gains are being amortized as a reduction in interest expense over the remaining life of the underlying debt instruments through October 2005. The unamortized gain related to the 1998 and 2001 instruments was $0.2 million as of April 1, 2005.

Other Factors

The Company has experienced inflationary pressures during 2004 and 2005 on energy, metals and resins. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 1, 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended April 1, 2005.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision to SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement for fiscal 2006 using the modified prospective approach. This statement is not expected to have a material impact on the financial results of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

Item 4. Controls and Procedures

(a)
In accordance with Rule 13a - 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

(b)
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 4.				Submission of Matters to a Vote of Security Holders
At the Company's Special Meeting held on March 22, 2005, the shareholders voted on a proposal to approve the Agreement and Plan of Merger, dated as of October 28, 2004, by and between JO Acquisition Corp. and Johnson Outdoors Inc.

	Votes Cast For (1)	Votes Cast Against (1)	Abstentions	Total Voted
Class A & Class B as a single class (1)	16,850,826	2,043,167	43,106	18,937,099
Class A as a single class	4,727,956	2,039,867	43,106	6,810,929
Class B as a single class	1,212,287	330	─	1,212,617
Disinterested Class A & Class B as a single class (1)	1,772,477	2,043,167	43,106	3,858,750

(1)  Votes cast for or against and abstentions with respect to the proposal reflect that holders of Class B shares are entitled to 10 votes per share when voting is combined with holders of Class A shares.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:
	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32(1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 11, 2005
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer
/s/ Paul A. Lehmann
Paul A. Lehmann Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.