Form 10-Q
period 2005-07-01
JOHNSON OUTDOORS INC
filed 2005-08-10
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

As of August 4, 2005, 7,736,204 shares of Class A and 1,221,423 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.
FORM 10-Q
JULY 1, 2005

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Nine Months Ended
	July 1 2005	July 2 2004	July 1 2005	July 2 2004
Net sales	$122,445	$121,166	$303,595	$279,702
Cost of sales	70,727	70,964	175,830	160,251
Gross profit	51,718	50,202	127,765	119,451
Operating expenses:
Marketing and selling	25,082	24,164	66,251	61,605
Administrative management, finance and information systems	11,314	8,636	31,188	25,100
Research and development	2,558	2,617	7,589	6,272
Profit sharing	894	1,016	2,441	2,502
Amortization of intangibles	50	82	151	255
Total operating expenses	39,898	36,515	107,620	95,734
Operating profit	11,820	13,687	20,145	23,717
Interest expense	1,019	1,284	3,305	3,721
Interest income	(23)	(47)	(191)	(300)
Other (income) expense, net	(189)	149	(909)	93
Income before income taxes	11,013	12,301	17,940	20,203
Income tax expense	4,219	4,810	7,440	7,755
Net income	$6,794	$7,491	$10,500	$12,448
Basic Earnings Per Common Share	$0.79	$0.87	$1.22	$1.46
Diluted Earnings Per Common Share	$0.77	$0.85	$1.20	$1.42

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	July 1 2005 (unaudited)	October 1 2004	July 2 2004 (unaudited)
Assets
Current assets:
Cash and temporary cash investments	$39,625	$69,572	$40,258
Accounts receivable, less allowance for doubtful accounts of $2,900, $2,807 and $4,276, respectively	83,765	49,727	82,630
Inventories, net	55,127	60,426	62,373
Deferred income taxes	8,732	8,737	7,027
Other current assets	6,492	6,179	4,985
Total current assets	193,741	194,641	197,273
Property, plant and equipment, net	32,016	34,355	38,007
Deferred income taxes	16,846	16,939	18,681
Intangible assets, net	42,916	43,851	40,667
Other assets	4,226	3,928	3,032
Total assets	$289,745	$293,714	$297,660
Liabilities And Shareholders' Equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$13,001	$16,222	$15,755
Accounts payable	20,895	16,634	18,574
Accrued liabilities:
Salaries and wages	11,113	16,700	10,980
Accrued discounts and returns	4,834	4,395	4,604
Accrued interest payable	613	2,053	809
Income taxes	4,327	286	3,168
Other	20,114	19,042	22,157
Total current liabilities	74,897	75,332	76,047
Long-term debt, less current maturities	37,800	50,797	51,318
Other liabilities	7,326	6,941	6,608
Total liabilities	120,023	133,070	133,973
Shareholders' equity:
Preferred stock: none issued	—	—	—
Common stock:
Class A shares issued: July 1, 2005, 7,735,912; October 1, 2004, 7,599,831; July 2, 2004, 7,575,836	387	380	379
Class B shares issued (convertible into Class A): July 1, 2005, 1,221,715; October 1, 2004, 1,221,715; July 2, 2004, 1,221,715	61	61	61
Capital in excess of par value	54,754	52,640	52,278
Retained earnings	112,697	102,199	105,956
Deferred compensation	(613)	(20)	(32)
Accumulated other comprehensive income	2,435	5,384	5,045
Total shareholders' equity	169,721	160,644	163,687
Total liabilities and shareholders' equity	$289,745	$293,714	$297,660

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Nine Months Ended
	July 1 2005	July 2 2004
Cash Used For Operations
Net income	$10,500	$12,448
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	7,111	6,262
Equity compensation	403	─
Deferred income taxes	139	(693)
Change in assets and liabilities:
Accounts receivable	(34,747)	(29,314)
Inventories	4,738	(3,990)
Accounts payable and accrued liabilities	3,572	4,947
Other	(404)	929
	(8,688)	(9,411)
Cash Used For Investing Activities
Payments for purchase of business	─	(28,000)
Additions to property, plant and equipment, net of disposals	(4,723)	(4,758)
	(4,723)	(32,758)
Cash Used For Financing Activities
Principal payments on senior notes and other long-term debt	(16,224)	(9,538)
Common stock transactions	769	1,660
	(15,455)	(7,878)
Effect of foreign currency fluctuations on cash	(1,081)	1,395
Decrease in cash and temporary cash investments	(29,947)	(48,652)
Cash And Temporary Cash Investments
Beginning of period	69,572	88,910
End of period	$39,625	$40,258

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    Basis of Presentation

The consolidated financial statements included herein, except for the October 1, 2004 consolidated balance sheet, are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and its subsidiaries (the Company) as of July 1, 2005 and July 2, 2004 and the results of operations for the three and nine months ended July 1, 2005 and July 2, 2004 and cash flows for the nine months ended July 1, 2005 and July 2, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

Because of seasonal and other factors, the results of operations and cash flows for the three and nine months ended July 1, 2005 are not necessarily indicative of the results to be expected for the full year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	July 1 2005	July 2 2004	July 1 2005	July 2 2004
Net income for basic and diluted earnings per share	$6,794	$7,491	$10,500	$12,448
Weighted average common shares outstanding	8,650,140	8,582,127	8,619,396	8,558,492
Less nonvested restricted stock	(11,922)	(2,515)	(5,439)	(3,519)
Basic average common shares	8,638,218	8,579,612	8,613,957	8,554,973
Dilutive stock options and restricted stock	142,319	215,335	164,880	211,127
Diluted average common shares	8,780,537	8,794,947	8,778,837	8,766,100
Basic earnings per common share	$0.79	$0.87	$1.22	$1.46
Diluted earnings per common share	$0.77	$0.85	$1.20	$1.42

3    Stock-Based Compensation and Stock Ownership Plans

The Company accounts for stock options using the intrinsic value method pursuant to Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is generally recognized only for stock options granted with an exercise price lower than the market price on the date of grant. The Company’s practice is to grant options with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. The fair value of restricted shares awarded in excess of the amount paid for such shares is recognized as compensation over one to three years from the date of award, the period over which all restrictions generally lapse.

JOHNSON OUTDOORS INC.

The pro forma information below was determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

	Three Months Ended		Nine Months Ended
	July 1 2005	July 2 2004	July 1 2005	July 2 2004
Net income	$6,794	$7,491	$10,500	$12,448
Total stock-based employee compensation included in net income, net of tax	278	9	291	27
Total stock-based employee compensation expense determined under fair value method, net of tax	(20)	(71)	(37)	(129)
Pro forma net income	$7,052	$7,429	$10,754	$12,346
Basic earnings per common share
As reported	$0.79	$0.87	$1.22	$1.46
Pro forma	$0.82	$0.87	$1.25	$1.44
Diluted earnings per common share
As reported	$0.77	$0.85	$1.20	$1.42
Pro forma	$0.80	$0.85	$1.23	$1.41

The Company’s current stock ownership plans provide for the issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. All stock options have been granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and become exercisable over periods of one to four years from the date of grant. Stock options generally have a term of ten years. The current plans also allow for the issuance of restricted stock or stock appreciation rights in lieu of options. Grants totaling 36,164 shares of restricted stock were made to certain key executives on June 1, 2005.

The Company's employees’ stock purchase plan provides for the issuance of Class A common stock at a purchase price of not less than 85% of the fair market value of such stock at the date of grant. Shares available for purchase by employees under this plan were 33,957 at July 1, 2005. No common stock has been issued under this plan during the nine months ended July 1, 2005. At the Company’s annual meeting of shareholders held on July 26, 2005, the shareholders approved an amendment to the employees’ stock purchase plan increasing the number of shares available to be issued under the plan from 210,000 to 270,000 shares.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2004	480,766	$8.56
Exercised	(99,917)	7.72
Cancelled	(5,000)	21.75
Outstanding at July 1, 2005	375,849	$8.61

Options to purchase 504,761 shares of Class A common stock with a weighted average exercise price of $8.60 per share were outstanding at July 2, 2004.

JOHNSON OUTDOORS INC.

The Company recognized $403 in pretax non-cash equity compensation expense related to the modification of stock options outstanding with a former officer of the Company.

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company’s Class A common stock. No phantom stock has been issued under this plan during the nine months ended July 1, 2005.

4    Pension Plans

The components of net periodic benefit cost related to Company administered benefit plans for the three and nine months ended July 1, 2005 and July 2, 2004 were as follows.

	Three Months Ended		Nine Months Ended
	July 1 2005	July 2 2004	July 1 2005	July 2 2004
Components of net periodic benefit cost:
Service cost	$183	$144	$470	$430
Interest on projected benefit obligation	264	222	708	665
Less estimated return on plan assets	(236)	(191)	(619)	(573)
Amortization of unrecognized:
Net loss	34	20	84	61
Prior service cost	6	6	18	19
Transition asset	16	(15)	(2)	(46)
Net amount recognized	$267	$186	$659	$556

5    Restructuring

On July 27, 2004, the Company announced plans to outsource manufacturing of its Grand Rapids, Michigan facility, and to move production from Mansonville, Canada to its Old Town, Maine operation as part of the Company's on-going efforts to increase efficiency and improve profitability of its Watercraft business unit. The Company ceased manufacturing operations at the Michigan and Canadian locations in September 2004. Costs and charges associated with these plans are estimated at $3.3 million; these costs have been and will be incurred during fiscal years 2004 and 2005. The decision resulted in the reduction of 71 positions across the two locations.

Total charges incurred in the three and nine months ended July 1, 2005 were $103 and $705, respectively. Charges consisted of the following major categories of costs: one-time employee termination benefits of $7 and $342, respectively, and other costs primarily related to disposal of equipment of $96 and $363, respectively. These charges are included in the “Administrative management, finance and information systems” and “Cost of sales” lines in the Consolidated Statements of Operations.

A summary of charges, payments and accruals for the nine months ended July 1, 2005 in connection with the restructuring plans are as follows:

Accrued liabilities as of October 1, 2004	$1,193
Activity during the nine month period ended July 1, 2005:
Additional charges	705
Settlement payments	(1,586)
Accrued liabilities as of July 1, 2005	312
Additional anticipated 2005 charges	97
Total anticipated remaining restructuring payments	$409

JOHNSON OUTDOORS INC.

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

7    Income Taxes

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The effective tax rate for the nine months ended July 1, 2005 was 41.5% compared to 38.4% in the corresponding period of the prior year. This increase is the result of unfavorable geographic mix of earnings and a reserve provided for the collectibility of an income tax related receivable. The expenses related to the buy-out transaction are now deductible due to the termination of the transaction, resulting in income tax benefits of $650 and $300 for the three and nine months ended July 1, 2005, respectively.

8    Inventories

Inventories at the end of the respective periods consist of the following:

	July 1 2005	October 1 2004	July 2 2004
Raw materials	$21,438	$24,194	$29,050
Work in process	1,753	2,106	2,213
Finished goods	35,194	36,768	36,966
	58,385	63,068	68,229
Less reserves	3,258	2,642	5,856
	$55,127	$60,426	$62,373

9    Acquisitions

On May 5, 2004, the Company acquired all of the issued and outstanding capital stock of Techsonic Industries, Inc. (Techsonic) and certain registered patents and trademarks used by Techsonic in its business of manufacturing and marketing underwater sonar and GPS technology equipment. The final purchase price paid was approximately $28.2 million.

JOHNSON OUTDOORS INC.

10        Warranties

The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, Accounting for Contingencies. The following table summarizes the warranty activity for the nine months ended July 1, 2005 and July 2, 2004.

	July 1 2005	July 2 2004
Balance at beginning of period	$3,533	$3,270
Warranty accruals for products sold during the period	2,212	2,182
Less current period warranty claims paid	(2,102)	2,074
Balance at end of period	$3,643	$3,378

11        Comprehensive Income

Comprehensive income includes net income and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income and comprehensive income is due to cumulative foreign currency translation adjustments. Weakening of the Euro, Swiss franc, Canadian dollar and other worldwide currencies as of July 1, 2005, compared to April 1 and October 1, 2004, created the cumulative foreign currency translation adjustments below for the three and nine months ended July 1, 2005.

Comprehensive income for the respective periods consists of the following:

	Three Months Ended		Nine Months Ended
	July 1 2005	July 2 2004	July 1 2005	July 2 2004
Net income	$6,794	$7,491	$10,500	$12,448
Translation adjustments	(6,578)	1,843	(2,949)	4,864
Comprehensive income	$216	$9,334	$7,551	$17,312

12        Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company’s Outdoor Equipment business recognized net sales to the United States Military that aggregated approximately 7.4% and 10.7% of the Company’s total net sales during the three months ended July 1, 2005 and July 2, 2004, respectively, and 11.7% and 14.0% of the Company’s total net sales during the nine months ended July 1, 2005 and July 2, 2004, respectively.

Net sales and operating profit include both sales to customers, as reported in the Company's consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business unit at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	July 1 2005	July 2 2004	July 1 2005	July 2 2004
Net sales:
Marine electronics:
Unaffiliated customers	$47,703	$42,984	$122,587	$92,580
Interunit transfers	56	128	164	423
Outdoor equipment:
Unaffiliated customers	20,702	27,188	60,403	67,127
Interunit transfers	13	14	31	47
Watercraft:
Unaffiliated customers	31,086	28,542	61,876	60,387
Interunit transfers	200	487	488	775
Diving:
Unaffiliated customers	22,772	22,224	58,329	59,205
Interunit transfers	10	3	21	12
Other	182	238	400	403
Eliminations	(279)	(642)	(704)	(1,257)
	$122,445	$121,166	$303,595	$279,702
Operating profit (loss):
Marine electronics	$8,715	$8,445	$20,816	$19,001
Outdoor equipment	3,001	4,760	9,469	11,692
Watercraft	1,753	639	(2,030)	(4,934)
Diving	3,790	4,936	5,104	9,686
Other, eliminations, corporate	(5,439)	(5,093)	(13,214)	(11,728)
	$11,820	$13,687	$20,145	$23,717
Total assets (end of period):
Marine electronics			$68,039	$65,347
Outdoor equipment			28,454	33,455
Watercraft			65,801	71,918
Diving			93,647	94,934
Other, eliminations, corporate			33,804	32,006
			$289,745	$297,660

13       Litigation

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

JOHNSON OUTDOORS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) for the three and nine months ended July 1, 2005 and July 2, 2004. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2004.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are considered forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; the Company’s success in restructuring of its European Diving operations; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; adverse weather conditions; unanticipated events related to the terminated Buy-Out transaction; and other risks and uncertainties identified in the Company’s filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

The 1.1% and 8.5% increase in net sales for the three and nine months ended July 1, 2005, respectively, resulted primarily from the addition of Techsonic Industries Inc. (Techsonic), which was acquired in May 2004. This acquisition added the popular Humminbird® brand to the Company’s Marine Electronics business (the Marine Electronics business was known as the Motors business prior to July 2, 2004). The Techsonic business added $6.6 million in incremental net sales to the current quarter and $31.4 million in incremental net sales for the nine months ended July 1, 2005.

Although strong growth has been seen in military tent sales in recent years, sales in the Outdoor Equipment business are expected to decline up to 25% in fiscal 2005 as current contracts and emergency orders come to an end. On May 27, the Company was awarded a $15.9 million urgent need military contract. This contract is expected to slow the decline in military tent sales and will be filled over the eight month period following the award date. Though it remains a strong brand, the Company’s Eureka! consumer line of camping products continues to face a declining market for its high quality consumer tents, as the shift to lower priced and private label products continues in its retail channels. The Eureka! commercial line of tents continues to maintain its position in a flat market.

JOHNSON OUTDOORS INC.

Watercraft business net sales improved 7.8% and 2.0% in the three and nine months ended July 1, 2005, respectively. The improvement in the current year is driven by the introduction of several new and well received products. In July 2004, the Company began a restructuring plan to increase efficiency and improve profitability of this business. This effort is intended to make the Watercraft business leaner, yet more flexible, more focused, and more competitive going forward. It should also make the Watercraft business better prepared to deliver financial performance equal to the strength of the Company’s Watercraft brands.

The Diving business’ net sales include $0.5 million and $2.0 million of favorable currency translation during the three and nine months ended July 1, 2005, respectively. This partially offsets flat and lower net sales compared to the same periods of last year. Delays in introduction of new products resulted in slow sales in the first half of the current year. These new products have begun to hit the market during the quarter ended July 1, 2005 and have resulted in improved sales volume during that period. Profits have followed similar trends during the current fiscal year, improving as new product introductions have occurred. Profits in the first six months of this year were also negatively affected by unfavorable volume-related manufacturing variances and lower margins on close-out product sales. In the prior year, profits benefited from a $2.0 million litigation settlement with a former employee.

Debt-to-total capitalization stands at 23% at the end of the quarter, well below historical levels. Compared to prior year levels, the improvements reflect improved working capital management of accounts receivable, inventory and accounts payable as well as reductions in debt outstanding.

Due to the seasonality of the Company’s businesses, third quarter results are not expected to be indicative of the Company's average quarterly results for fiscal 2005 because the third quarter falls within the Company’s primary selling period, which takes place in its second and third fiscal quarters. The table below sets forth a historical view of the Company’s seasonality.

Year Ended
	October 1, 2004		October 3, 2003		September 27, 2002
Quarter Ended	Net Sales	Operating Profit (Loss )	Net Sales	Operating Profit (Loss )	Net Sales	Operating Profit (Loss )
December	18%	7%	17%	1%	17%	5%
March	27	45	27	53	29	42
June	34	72	34	77	34	66
September	21	(24)	22	(31)	20	(13)
	100%	100%	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s sales and operating earnings by segment are summarized as follows:

(millions)	Three Months Ended		Nine Months Ended
	July 1 2005	July 2 2004	July 1 2005	July 2 2004
Net sales:
Marine electronics	$47.8	$43.1	$122.8	$93.0
Outdoor equipment	20.7	27.2	60.4	67.2
Watercraft	31.3	29.0	62.4	61.2
Diving	22.8	22.2	58.4	59.2
Other/eliminations	(0.2)	(0.3)	(0.4)	(0.9)
Total	$122.4	$121.2	$303.6	$279.7
Operating profit:
Marine electronics	$8.7	$8.4	$20.8	$19.0
Outdoor equipment	3.0	4.8	9.5	11.7
Watercraft	1.8	0.6	(2.0)	(4.9)
Diving	3.8	4.9	5.1	9.7
Other/eliminations	(5.5)	(5.0)	(13.2)	(11.8)
Total	$11.8	$13.7	$20.1	$23.7

See Note 12 in the notes to the consolidated financial statements for the definition of segment net sales and operating profits.

Net sales on a consolidated basis for the three months ended July 1, 2005 totaled $122.4 million, an increase of $1.3 million, or 1.1%, compared to $121.2 million in the three months ended July 2, 2004. The Company acquired Techsonic on May 5, 2004. Incremental net sales for the Techsonic business for the three months ended July 1, 2005 were $6.7 million. Foreign currency translation favorably impacted quarterly sales by $0.9 million in the third quarter of fiscal 2005. The Marine Electronics business sales increased $4.7 million, or 10.8%, to $47.8 million including the addition of the Techsonic business noted above. Sales for the Outdoor Equipment business decreased $6.5 million, or 23.8%, to $20.7 million as a result of declining military tent sales and the conclusion of a two-year test program of Eureka! in the mass market channel. Partially offsetting the contracts ending this year, was the award of a $15.9 million urgent need military contract on May 27, 2005. This urgent need contract is expected to be filled over the eight month period following the award date.  The Watercraft business sales increased $2.3 million, or 7.8%, to $31.3 million due to the introduction of several new and well received products. The Diving business sales increased $0.6 million, or 2.5%, to $22.8 million. Included in the Diving increase are favorable currency translations totaling $0.5 million resulting from the higher average currency exchange rate of the Euro and Swiss Franc against the U.S. Dollar throughout the quarter as compared to the prior year quarter. The Diving business has seen a recovery in sales volume during the current quarter relative to its performance during the first six months of the fiscal year as new product launches have occurred and have been well received in the marketplace.

Net sales for the nine months ended July 1, 2005 totaled $303.6 million, an increase of $23.9 million, or 8.5%, compared to $279.7 million in the nine months ended July 2, 2004. This increase included incremental net sales for the Techsonic business for the nine months ended July 1, 2005 of $31.4 million. Additionally, foreign currency translations favorably impacted year-to-date sales by $3.1 million. The Marine Electronics business sales increased $29.8 million, or 32.0%, to $122.8 million due primarily to the addition of the Techsonic business. Sales for the Outdoor Equipment business decreased $6.8 million, or 10.0%, to $60.4 million mainly as a result declining military tent sales and the conclusion of a two-year test program of Eureka! in the mass market channel. Partially offsetting the contracts ending this year, was the award of a $15.9 million urgent need military contract on May 27, 2005.

JOHNSON OUTDOORS INC.

This urgent need contract is expected to be filled over the eight month period following the award date. The Watercraft business sales increased $1.2 million, or 2.0%, to $62.4 million. As discussed above this increase is due to recent improvements in sales volume resulting from the introduction of several new and well received products. The Diving business sales decreased $0.8 million, or 1.5%, to $58.4 million. While Diving business volume has decreased on a year-to-date basis because of continued market softness and delayed new product launches, these launches have now occurred, as discussed above, and sales volume has recovered in the third quarter. Diving’s sales were also negatively impacted by actions taken to eliminate sales through undesirable channels, including E-bay sellers and grey market traders. The declines have been offset during the year by the strengthening of the year-to-date average exchange rate for the Euro and Swiss Franc against the U.S. Dollar, as compared to the prior year.

Gross profit as a percentage of net sales was 42.2% for the three months ended July 1, 2005 compared to 41.4% in the corresponding period in the prior year. Gross margin improvements were seen in the Watercraft and Diving businesses. Margins in the Watercraft business improved over the prior year as operational improvements took effect and Diving margin improvements were seen through volume recoveries and new product launches. The overall gross margin rate was negatively affected by the addition of the Techsonic business, where gross margin rates are below the Company’s overall gross margin rate. Declines in margins in the Outdoor Equipment business, which resulted from less favorable military pricing and lower volumes in the consumer business, also negatively affected the rate in the quarter.

Gross profit as a percentage of sales was 42.1% for the nine months ended July 1, 2005 compared to 42.7% in the corresponding period in the prior year. The overall margin rate was positively impacted by significant improvements achieved in the Watercraft operations. These improvements were more than offset by the Techsonic business, where gross margin rates are below the Company’s overall gross margin rate, declines in the Diving business due primarily to volume declines and operating inefficiencies and impacts of commodity cost increases and close out sales in the Minn Kota business early in the year.

Operating expenses for the quarter were $39.9 million, up $3.4 million or 9.3% from the same period in fiscal 2004, due primarily to the addition of the Techsonic business, which added $3.6 million in operating expenses. Operating expenses included $0.5 million of expenses related to the buyout proposal, compared to $1.1 million in the third quarter of fiscal 2004. Year-to-date operating expenses were $107.6 million, up $11.9 million or 12.4% from the same period in fiscal 2004. The Techsonic business added $9.7 million in additional operating expenses and the terminated buy-out proposal costs further contributed $2.5 million year-to-date in additional operating expenses, compared to $1.4 million in the prior year-to-date period. Prior year operating expenses included a $2.0 million benefit related to a litigation settlement with a former employee. Unfavorable currency translations also affected year-to-year comparisons of operating expenses.

The Company recognized operating profit of $11.8 million for the three months ended July 1, 2005 compared to an operating profit of $13.7 million for the corresponding period of the prior year. For the nine months ended July 1, 2005 operating profit was $20.1 million compared to operating profit for the same period in the prior year of $23.7 million.

Interest expense totaled $1.0 million for the three months ended July 1, 2005, lower than the corresponding period of the prior year. Interest expense totaled $3.3 million for the nine months ended July 1, 2005 compared to $3.7 million for the corresponding period of the prior year. In the current year, the Company benefited from scheduled reductions in overall debt, but had higher effective interest rates as rate swaps that benefited last year expired.

Interest income declined compared to the prior year for the three and nine months ended July 1, 2005, as cash and short-term investment balances declined. Other income for the three and nine months ended July 1, 2005 included $0.1 million and $0.6 million in favorable currency exchange rate gains.

The provision for income taxes includes deferred taxes and is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The effective tax rate for the nine months ended July 1, 2005 was 41.5% compared to 38.4% in the corresponding period of the prior year. This increase is the result of an unfavorable geographic mix of earnings and a reserve provided for the collectibility of a income tax related receivable. The expenses related to the buy-out transaction are now deductible due to the termination of the transaction, resulting in income tax benefits of $0.7 million and $0.3 million for the three and nine months ended July 1, 2005, respectively.

JOHNSON OUTDOORS INC.

Net Income

Net income for the three months ended July 1, 2005 was $6.8 million, or $0.77 per diluted share, compared to $7.5 million, or $0.85 per diluted share, for the corresponding period of the prior year.

Net income for the nine months ended July 1, 2005 was $10.5 million, or $1.20 per diluted share, compared to $12.4 million, or $1.42 per diluted share, for the corresponding period of the prior year.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	Nine Months Ended
	July 1 2005	July2 2004
Cash used for:
Operating activities	$(8.7)	$(9.4)
Investing activities	(4.7)	(32.8)
Financing activities	(15.4)	(7.9)
Effect of exchange rate changes	(1.1)	1.4
Decrease in cash and temporary cash investments	$(29.9)	$(48.7)

As of the end of the Company’s third fiscal quarter of 2005, the Company was heavily invested in operating assets to support the Company’s selling season, which is strongest in the second and third quarters of the Company’s fiscal year.

The Company's debt to total capitalization ratio has declined to 23% as of July 1, 2005 from 29% as of July 2, 2004, further strengthening the Company's liquidity and strategic flexibility.

Operating Activities

Cash flows used for operations totaled $8.7 million for the nine months ended July 1, 2005 compared with $9.4 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $34.7 million for the nine months ended July 1, 2005, compared to an increase of $29.3 million in the year ago period. Inventories decreased by $4.7 million for the nine months ended July 1, 2005 compared to an increase of $4.0 million in the prior year period. The inventory decrease in the current year is related to a decline in the inventory on hand as a result of better inventory and working capital management at all business units and reduction in inventory needed to support the Military business, as the Military sales are expected to drop by up to 25% in fiscal 2005 as current contracts and emergency orders come to an end. The Company believes it is producing products at levels adequate to meet expected customer demand.

Depreciation and amortization charges were $7.1 million for the nine months ended July 1, 2005 and $6.3 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $4.7 million for the nine months ended July 1, 2005 versus $32.8 million for the corresponding period of the prior year. The prior year amount included costs associated with the acquisition of the Humminbird business for $28.0 million in cash. The Company’s recurring capital investments are made primarily for tooling for new products and enhancements. In 2005, additions to property, plant and equipment are anticipated to be in line with prior year levels. These expenditures are expected to be funded by working capital or existing credit facilities.

JOHNSON OUTDOORS INC.

Financing Activities

Cash flows used for financing activities totaled $15.5 million for the nine months ended July 1, 2005 and $7.9 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $16.2 million and $9.5 million, respectively, during the first three quarters of fiscal years 2005 and 2004.

On October 29, 2004, the Company entered into a new $30.0 million unsecured revolving credit facility agreement expiring in October 2005. This agreement is expected to provide adequate funding for the Company’s operations during that period. The Company had no borrowings outstanding on its revolving credit facilities as of July 1, 2005. The Company expects to extend or enter into a new credit facility prior to the expiration of its current credit facility.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt and operating leases. The following schedule details these obligations at July 1, 2005.

	Fiscal Years
(millions)	Total	Remainder 2005	2006/07	2008/09	2010 and after
Long-term debt	$50.8	$13.0	$17.0	$20.8	$	─
Operating lease obligations	16.0	0.7	7.4	4.3		3.6
Open purchase orders	36.9	36.9	─	─		─
Contractually obligated interest payments	7.3	─	5.7	1.6		─
Total contractual obligations	$111.0	$50.6	$30.1	$26.7		$3.6

 The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at July 1, 2005 totaled $2.3 million.

As of July 1, 2005, the Company had no off-balance sheet arrangements.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. The Company has, in the past, mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2004 or the first three quarters of fiscal 2005.

JOHNSON OUTDOORS INC.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs.  No such agreements were in place at July 1, 2005.
Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts but may not be able to fully offset cost increases. Primary commodity price exposures are metals, resins and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates under normal market conditions. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential one year loss in fair value and earnings before income taxes from a 100 basis point movement in interest rates on all debt outstanding at July 1, 2005:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$0.6	$0.5

The Company has outstanding $50.8 million in unsecured senior notes as of July 1, 2005. The senior notes bear interest rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s unsecured senior notes was $54.9 million as of July 1, 2005.

On November 6, 2003, the Company terminated the swap instruments relating to certain 1998 and 2001 debt instruments. The Company realized gains on the 1998 and 2001 instruments of $0.2 million and $0.7 million, respectively. The gains are being amortized as a reduction in interest expense over the remaining life of the underlying debt instruments through October 2005. The unamortized gain related to the 1998 and 2001 instruments was $0.1 million as of July 1, 2005.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 1, 2004 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended July 1, 2005.

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

(b)
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

JOHNSON OUTDOORS INC.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of the shareholders held on July 26, 2005 (the “Annual Meeting”), the shareholders voted to elect the following individuals as directors for terms that expire at the next annual meeting:

	Votes Cast For	Votes Withheld	Total Votes Cast
Class A Directors:
Terry E. London	6,056,777	1,256,515	7,313,292
John M. Fahey, Jr.	6,107,977	1,205,315	7,313,292
Class B Directors:
Helen P. Johnson-Leipold	1,189,300	─	1,189,300
Thomas F. Pyle, Jr.	1,189,300	─	1,189,300
Gregory E. Lawton	1,189,300	─	1,189,300
W. Lee McCollum	1,188,942	3,580	1,189,300

At the Annual Meeting, the shareholders voted on three management proposals and one shareholder proposal as set forth below:

	Votes Cast For(1)	Votes Cast Against(1)	Abstentions and Broker Non-votes(1)	Total Votes Cast
Proposal regarding the amendment to the Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan to increase the number of shares authorized for issuance under the plan	15,666,196	1,203,330	803,111	17,672,637
Proposal regarding the amendment to the Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan to increase the number of shares authorized for issuance under the plan	16,440,571	428,763	803,423	17,672,757
Proposal to amend and restate the Johnson Outdoors Inc. Worldwide Key Executives' Discretionary Bonus Plan	16,087,946	779,543	805,148	17,672,637
Proposal to provide for cumulative voting of the Class A common stock.	1,103,357	15,636,729	932,551	17,672,637

(1) Votes cast for or against and abstentions with respect to the proposals reflect that holders of Class B shares are entitled to 10 votes per share for matters other than the election of directors.

JOHNSON OUTDOORS INC.

Item 6.	Exhibits
(a)	The following exhibits are filed as part of this Form 10-Q:
10.1
Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-16255) filed by the Company with the Securities and Exchange Commission on July 29, 2005).

10.2
Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-16255) filed by the Company with the Securities and Exchange Commission on July 29, 2005).

10.3
Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (File No. 0-16255) filed by the Company with the Securities and Exchange Commission on July 29, 2005).

	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Signatures Dated: August 10, 2005
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

/s/ David W. Johnson
David W. Johnson Treasurer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description

10.1
Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 0-16255) filed by the Company with the Securities and Exchange Commission on July 29, 2005).

10.2
Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File No. 0-16255) filed by the Company with the Securities and Exchange Commission on July 29, 2005).

10.3
Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (File No. 0-16255) filed by the Company with the Securities and Exchange Commission on July 29, 2005).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
(1)   This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.