Form 10-K
period 2005-09-30
JOHNSON OUTDOORS INC
filed 2005-12-13
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Class A common stock, $.05 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [    ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [    ]    No [ X ]

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
Yes [ X ]   No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]   No [ X ]

As of November 1, 2005, 7,796,841 shares of Class A and 1,219,667 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by nonaffiliates of the registrant was approximately $82,553,084 on April 1, 2005 (the last business day of the registrant’s most recently completed second quarter). For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $18.57 per share, the closing price of the Class A common stock as reported on the NASDAQ National Market on April 1, 2005. Shares of common stock held by any executive officer or director of the registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Forward Looking Statements
Certain matters discussed in this Form 10-K are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; adverse weather conditions; and unanticipated events related to the terminated buy-out proposal. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-K. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks
We have registered the following trademarks, which are used in this Form 10-K: Minn Kota®, Cannon®, Humminbird®, Bottomline®, Fishin' Buddy®, Silva®, Eureka!®, Old Town®, Ocean Kayak®, Necky®, Escape®, Extrasport®, Carlisle®, SCUBAPRO®, and UWATEC®.

PART I

ITEM 1.	BUSINESS

Johnson Outdoors Inc. and its subsidiaries (the “Company”) design, manufacture and market outdoor recreation products in four businesses: Marine Electronics, Outdoor Equipment, Watercraft, and Diving. The Company’s primary focus is innovation - meeting consumer needs with breakthrough products that stand apart from the competition and advance the Company’s strong brand names. Its subsidiaries are organized in a network that is intended to promote entrepreneurialism and leverage best practices and synergies, following the strategic vision set by senior managers and approved by the Company’s Board of Directors. The Company is controlled by Helen P. Johnson-Leipold, members of her family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.

Marine Electronics

The Company manufactures, under its Minn Kota brand, battery-powered motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company’s Minn Kota motors and related accessories are sold in the United States (U.S.), Canada, Europe and the Pacific Basin through large retail store chains such as Wal-Mart, catalogs such as Bass Pro Shops and Cabelas, sporting goods specialty stores, marine distributors, and original equipment manufacturers (OEM) including Ranger® Boats, Skeeter Boats, Triton, and Stratos/Javilin. Consumer advertising and promotion include advertising on regional television and in outdoor, general interest and sports magazines. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

The Company has the leading market share of the U.S. electric fishing motor market; while this market has generally been flat over a number of years, the Company has been able to gain share by emphasizing marketing, product innovation and original equipment manufacturer sales.

On October 3, 2005, the Company acquired the Cannon downriggers and Bottomline fishfinders brands and related assets for $10.4 million from Computrol, Inc. of Boise, Idaho, a wholly owned subsidiary of Armstrong International. The Company expects that the Cannon and Bottomline brands will continue to be sold through the same channels as the Company’s other products in its Marine Electronics business.

On May 5, 2004, the Company acquired all of the outstanding common stock of Techsonic Industries, Inc. (Techsonic), and certain other assets from the parent company of Techsonic, Teleflex Incorporated, for $28.2 million. Techsonic is a manufacturer and marketer of underwater sonar and GPS technology equipment. The acquisition added the Humminbird fishfinders brand to the Company’s Marine Electronics portfolio. The Humminbird brand was subsequently consolidated with the Company’s Motors segment. The Motors segment was renamed the Marine Electronics Group and was reported as such beginning with the quarter ending July 2, 2004. The Humminbird brands are sold through the same channels as the Company’s other Marine Electronics business.

Outdoor Equipment

The products sold by the Company’s Outdoor Equipment business include Eureka! military, commercial and consumer tents, sleeping bags and backpacks and Silva field compasses and digital instruments.

Eureka! consumer tents, sleeping bags and backpacks compete primarily in the mid- to high-price range and are sold in the U.S. and Canada through independent sales representatives, primarily to sporting goods stores, catalog and mail order houses and camping and backpacking specialty stores. Marketing of the Company’s tents, sleeping bags and backpacks is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. The Company is no longer pursuing a mass market strategy for consumer tents. Although the Company’s camping tents, sleeping bags and backpacks are produced primarily by third-party manufacturing sources, design and innovation is conducted at the Binghamton, New York business location. Eureka! camping products are sold under license in Japan, Australia and Europe.

Eureka! commercial tents include party tents, sold primarily to general rental stores, and other commercial tents sold directly to tent erectors. Commercial tents are manufactured by the Company in the U.S. and the Company’s tent products range from 10’x10’ canopies to 120’ wide pole tents and other large scale frame structures.

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military. Current tents in production are a lightweight one-person tent, a four-person 4 season tent; and a modular, general purpose tent. During 2005 and 2004, sales to the U.S. military accounted for 11.9% and 15.7% of total Company net sales, respectively. While there is potential for volume from other contracts on which the Company is currently bidding, total military tent sales are expected to decline to $30 to $40 million in fiscal 2006.

Silva field compasses and digital instruments, which are manufactured by third parties, are marketed exclusively in North America, the area for which the Company owns Silva trademark rights.

In September 2002, the Company sold its Jack Wolfskin business (a marketer of high quality technical outdoor clothing, footwear, camping tents, backpacks, travel gear and accessories). The Company’s North American Jack Wolfskin operations were not included in the sale. The Company exited this business during the 2002 and 2003 fiscal years.

Watercraft

The Company manufactures and markets kayaks, canoes, paddles, oars, specialty watercraft, recreational sailboats, personal flotation devices and small thermoformed recreational boats under the brand names Old Town, Carlisle Paddles, Ocean Kayak, Pacific Kayak, Canoe Sports, Necky, Escape, Extrasport, Waterquest and Dimension.

The Company’s Old Town Canoe subsidiary produces high quality kayaks, canoes and accessories for family recreation, touring and tripping. The Company uses a rotational-molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid-priced range of the market. These kayaks and canoes feature stiffer and more durable hulls than higher priced boats. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood. Carlisle Paddles, a marketer of canoe and kayak paddles and rafting oars, supplies paddles and oars to the Company’s other watercraft businesses and also distributes directly to the Company’s customers.

The Company is a leading manufacturer of sit-on-top kayaks under the Ocean Kayak brand. In addition, the Company manufactures and markets high quality Necky sea touring and whitewater kayaks; Extrasport personal flotation devices; small thermoformed recreational boats, including canoes, pedal boats, deck boats and tenders, under the Waterquest and Escape brands; the Dimension brand of kayaks; and other paddle and watercraft accessory brands.

The Company’s kayaks, canoes and accessories are sold primarily to specialty stores and marine dealers, sporting goods stores and catalog and mail order houses such as L. L. Bean® in the U.S. and Europe. Escape and Waterquest products are sold through marine dealers and large retail chains under several brand identities.

The Company manufactures its Watercraft products in two locations in the U.S. and one in New Zealand. The Company is also active in Europe with most of the brands noted above. The Company also contracts for manufacturing of Watercraft products with third parties in Michigan, Tunisia and the Czech Republic.

The North American market for kayaks and canoes has solidified over the past year. The Company believes, based on industry and other data, that it has grown market share and continues to be a leading manufacturer of kayaks and canoes in the U.S. in both unit and dollar sales.

Diving

The Company manufactures and distributes underwater diving products for technical and recreational divers, which it sells under the SCUBAPRO and UWATEC brand names. The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, stabilizing jackets, dive computers and gauges, wetsuits, masks, fins, snorkels and other accessories. SCUBAPRO and UWATEC products are marketed to the high quality, premium segment of the market via selected distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including sales, service and repair, diving education and travel.

The Company focuses on maintaining SCUBAPRO and UWATEC as the market leaders in innovation. The Company maintains research and development functions in the U.S. and Europe and holds a number of patents on proprietary products. The Company’s consumer communication focuses on building the brand and highlighting exclusive product features and consumer benefits of the SCUBAPRO and UWATEC product lines. The Company’s communication and distribution reinforce the SCUBAPRO and UWATEC brands’ position as the industry’s quality and innovation leader. The Company communicates its equipment in diving magazines, via websites and through dive specialty stores.

The Company maintains manufacturing and assembly facilities in Switzerland, Mexico, Italy and Indonesia and procures a majority of its proprietary rubber and plastic products and components from third-party manufacturers.

Financial Information for Business Segments

As noted above, the Company has four reportable business segments. See Note 12 to the Consolidated Financial Statements for financial information concerning each business segment.

International Operations

See Note 12 to the Consolidated Financial Statements for financial information comparing the Company’s domestic and international operations. See Note 1, subheading “Foreign Operations and Related Derivative Financial Instruments,” to the Consolidated Financial Statements for information respecting risks related to the Company’s foreign operations.

Research and Development

The Company commits significant resources to research and new product development. The Company expenses research and development costs as incurred except for costs of software development for new fishfinder products which are capitalized once technological feasibility is established. These costs are then amortized over the expected life of the software. The amounts expensed by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Consolidated Statements of Operations.

Competition

The Company believes its products compete favorably on the basis of product innovation, product performance and marketing support and, to a lesser extent, price.

Marine Electronics:  The main competitor in electric trolling motors is Motor Guide, owned by Brunswick Corporation, which manufactures and sells a full range of trolling motors and accessories. Competition in this business is focused on product quality/durability as well as product benefits and features for fishing. The main competitors in the charger market are Dual Pro from Charging Systems International, Guest from Marinco and ProMariner from Professional Mariner. Competition in this segment is focused on charging time, safety, performance and durability. The main competitors in the fishfinder market are Lowrance, Garmin, Navman, and Ray Marine. Competition in this segment is focused on quality of sonar imaging and display as well as the integration of mapping and GPS technology.

Outdoor Equipment:  The Company’s brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman and private label brands. The Company also competes with the specialty companies such as The North Face and Kelty on the basis of materials and innovative designs for consumers who want performance products priced at a value. The Company also competes in the commercial tent market with Anchor Industries and Aztec for tension and frame tents along with canopies based on structure and styling. The Company also competes for military tent contracts under the U.S. Government bidding process; competitors include Camel, AC Industries, Outdoor Ventures, and Diamond Brands.

Watercraft:  The Company primarily competes in the paddle sport segment of kayaks and canoes. The main competitors are Confluence/Watermark and Wenonah which compete on the basis of their design, performance and quality.

Diving:  The main competitors in Diving include Aqualung, Oceanic, Mares, Cressi, and Suunto, each of which competes on the basis of product innovation, performance, quality and safety.

Employees

At September 30, 2005, the Company had approximately 1,300 permanent employees. The Company considers its employee relations to be excellent. Temporary employees are utilized to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products totaled approximately $37.5 million at September 30, 2005 and $67.3 million at October 1, 2004. For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates, with the exception of the military tent business which has orders outstanding based on contractual agreements.

Patents, Trademarks and Proprietary Rights

The Company owns no single patent that is material to its business as a whole. However, the Company holds various patents, principally for diving products, electric motors and fishfinders, and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted on the preceding pages. The Company vigorously defends its intellectual property rights.

Sources and Availability of Materials

The Company’s products are made using materials that are generally in adequate supply and are available from a variety of third-party suppliers.

The Company has an exclusive supply contract with a single vendor for materials used in its military tent business. Interruption or loss in the availability of this material could have a material adverse impact on sales and operating results of the Company’s Outdoor Equipment business.

Seasonality

The Company’s business is seasonal. The following table shows, for the past three fiscal years, the total net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year.

Year Ended
	September 30, 2005		October 1, 2004		October 3, 2003
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	20%	0%	18%	7%	17%	1%
March	28	54	27	45	27	53
June	32	76	34	72	34	77
September	20	(30)	21	(24)	22	(31)
	100%	100%	100%	100%	100%	100%

Available Information

The Company maintains a website at www.johnsonoutdoors.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company makes available on its website, free of charge, its (a) Code of Ethics; (b) Code of Ethics for its Chief Executive Officer and Senior Financial and Accounting Officers; and (c) the charters for the following committees of the Board of Directors: Audit; Compensation; Executive; and Nominating and Corporate Governance. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.

ITEM 1A.	RISK FACTORS

The risks described below are not the only risks the Company faces. Additional risks that the Company does not yet know of or that the Company currently thinks are immaterial may also impair the Company's business operations. If any of the events or circumstances described in the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of the Company's common stock could decline.

The Company's net sales and profitability depend on its ability to continue to conceive, design and market products that appeal to consumers.

The introduction of new products is critical in the Company's industry and to its growth strategy. The Company's business depends on its ability to continue to conceive, design, manufacture and market new products and upon continuing market acceptance of its product offering. Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for the Company's existing products will continue or what new products will be successful. The Company's current products may not continue to be popular or new products that the Company may introduce may not achieve adequate consumer acceptance for the Company to recover development, manufacturing, marketing and other costs. A decline in consumer demand for the Company's products, its failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of the Company's new products to achieve and sustain consumer acceptance could reduce the Company's net sales and profitability.

Competition in the Company's markets could reduce its net sales and profitability.

The Company operates in highly competitive markets. It competes with several large domestic and foreign companies such as Brunswick, Lowrance, Confluence and Aqualung, with private label products sold by many of the Company's retail customers and with other producers of outdoor recreation products. Some of the Company's competitors have longer operating histories, greater brand recognition and greater financial, technical, marketing and other resources than the Company. In addition, the Company may face competition from new participants in its markets because the outdoor recreation product industries have limited barriers to entry. The Company experiences price competition for its products, and competition for shelf space at retailers, all of which may increase in the future. If the Company cannot compete successfully in the future, its net sales and profitability will likely decline.

Trademark infringement or other intellectual property claims relating to the Company's products could increase its costs.

The Company's industry is susceptible to litigation regarding trademark and patent infringement and other intellectual property rights. The Company could be either a plaintiff or defendant in trademark and patent infringement claims and claims of breach of license from time to time. The prosecution or defense of intellectual property litigation is both costly and disruptive of the time and resources of the Company's management even if the claim against the Company is without merit. The Company could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

Sales of the Company's products are seasonal, which causes its operating results to vary from quarter to quarter.

Sales of the Company's products are seasonal. Historically, the Company's net sales and profitability have peaked in the second and third fiscal quarters due to the buying patterns of its customers. Seasonal variations in operating results may cause the Company’s results to fluctuate significantly in the first and fourth quarters and may tend to depress the Company's stock price during the first and fourth quarters.

The trading price of the Company's common stock fluctuates and investors in the Company's common stock may experience substantial losses.

The trading price of the Company's common stock has been volatile and may continue to be volatile in the future. The trading price of the Company's common stock could decline or fluctuate in response to a variety of factors, including:

•	changes in financial estimates of the Company's net sales and operating results or buy/sell recommendations by securities analysts;
•	the timing of announcements by the Company or its competitors concerning significant product developments, acquisitions or financial performance;
•	fluctuation in the Company's quarterly operating results;
•	substantial sales of the Company's common stock;
•	general stock market conditions; or
•	other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

A limited number of the Company's shareholders can exert significant influence over the Company.

As of November 1, 2005, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) held approximately 77% of the voting power of both classes of common stock taken as a whole This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

The Company may experience difficulties in integrating strategic acquisitions.

As part of the Company's growth strategy, it intends to pursue acquisitions that are consistent with its mission and that will enable it to leverage its competitive strengths. The Company acquired Techsonic Industries, Inc. effective May 5, 2004, including, without limitation certain intellectual property used in its business, and on October 3, 2005, the Company acquired certain assets from Computrol, Inc. The integration of acquired companies and their operations into the Company's operations involves a number of risks including:

•	the acquired business may experience losses which could adversely affect the Company's profitability;
•	unanticipated costs relating to the integration of acquired businesses may increase the Company's expenses;
•	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
•	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
•	difficulties in achieving planned cost-savings and synergies may increase the Company's expenses;
•	diversion of management’s attention could impair their ability to effectively manage the Company's business operations; and
•	unanticipated management or operational problems or liabilities may adversely affect the Company's profitability and financial condition.

The Company is dependent upon certain key members of management.

The Company's success will depend to a significant degree on the abilities and efforts of its senior management. The Company's success will depend on its ability to attract, retain and motivate qualified management, marketing, technical and sales personnel. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive due to limited supply, and the Company may lose key employees or be forced to increase their compensation. Employee turnover could significantly increase the Company's training and other related employee costs. The loss of key personnel, or the failure to attract additional personnel, could have a material adverse effect on the Company's business, financial condition or results of operations and on the value of its securities.

Sources of and fluctuations in market prices of raw materials can affect the Company's operating results.

The primary raw materials used by the Company are metals, resins and packaging materials. These materials are generally available from a number of suppliers, but the Company has chosen to concentrate its sourcing with a limited number of vendors for each commodity or purchased component. The Company believes its sources of raw materials are reliable and adequate for its needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on the Company’s financial results.

 The Company is subject to environmental and safety regulations.

The Company is subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of its manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). The Company believes that its existing environmental management system is adequate and it has no current plans for substantial capital expenditures in the environmental area. The Company does not currently anticipate any material adverse impact on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business and there is no assurance that material liabilities or changes could not arise.

The Company's debt covenants may limit its ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

The Company's credit agreement includes provisions that place limitations on a number of the Company's activities, including its ability to:

•	incur additional debt;
•	create liens on its assets or make guarantees;
•	make certain investments or loans;
•	pay dividends; or
•	dispose of or sell assets or enter into a merger or similar transaction.

These debt covenants could restrict the Company's ability to pursue opportunities to expand its business operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its facilities are well maintained and have capacity adequate to meet its current needs.

See Note 5 to the Consolidated Financial Statements for a discussion of the Company’s lease obligations.

The Company’s principal manufacturing (identified with an asterisk) and other locations are:

Albany, New Zealand* (Watercraft)	El Cajon, California (Diving)
Alpharetta, Georgia (Marine Electronics)	Eufaula, Alabama* (Marine Electronics)
Antibes, France (Diving)	Ferndale, Washington* (Watercraft)
Bad Säkingen, Germany (Diving)	Genoa, Italy* (Diving)
Barcelona, Spain (Diving)	Grand Rapids, Michigan (Watercraft)
Basingstoke, Hampshire, England (Diving)	Hallwil, Switzerland* (Diving)
Batam, Indonesia* (Diving and Outdoor Equipment)	Henggart, Switzerland (Diving)
Binghamton, New York* (Outdoor Equipment)	Mankato, Minnesota* (Marine Electronics)
Burlington, Ontario, Canada (Marine Electronics, Outdoor Equipment) Chatswood, Australia (Diving)	Napier, New Zealand* (Watercraft)
Old Town, Maine* (Watercraft)
Chi Wan, Hong Kong (Diving)	Tokyo (Kawasaki), Japan (Diving)

The Company’s corporate headquarters is located in Racine, Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

See Note 14 to the Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s shareholders was held on July 26, 2005. The matters submitted to a vote of the shareholders of the Company and the results of such vote were previously disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended July 1, 2005. There were no other matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information with respect to this item is included in Notes 9 and 10 to the Consolidated Financial Statements. The Company’s Class A common stock is traded on the NASDAQ National Market under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 1, 2005, the Company had 720 holders of record of its Class A common stock and 56 holders of record of its Class B common stock. The Company has never paid a dividend on its common stock.

A summary of the high and low prices for the Company’s Class A common stock during each quarter of the years ended September 30, 2005 and October 1, 2004 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Stock prices:
High	$20.70	$16.14	$20.64	$20.21	$20.45	$20.12	$20.51	$19.81
Low	19.02	12.30	17.85	15.25	16.64	18.79	16.40	19.15

The following limitations apply to the ability of the Company to pay dividends:

•
Pursuant to the Company’s revolving credit agreement, dated as of October 7, 2005, by and among the Company, the subsidiary borrowers from time to time parties thereto and JP Morgan Chase Bank N.A., the Company is limited in the amount of restricted payments (primarily dividends and purchase of treasury stock) made during the next fiscal year. The current limitation is approximately $18 million for the fiscal year ending September 29, 2006.

•
The Company’s Articles of Incorporation provide that no dividend, other than a dividend payable in shares of the Company’s common stock, may be declared or paid upon the Class B common stock unless such dividend is declared or paid upon both classes of common stock. Whenever a dividend (other than a dividend payable in shares of Company common stock) is declared or paid upon any shares of Class B common stock, at the same time there must be declared and paid a dividend on shares of Class A common stock equal in value to 110% of the amount per share of the dividend declared and paid on shares of Class B common stock. Whenever a dividend is payable in shares of Company common stock, such dividend must be declared or paid at the same rate on the Class A common stock and the Class B common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations for the years ended September 30, 2005, October 1, 2004 and October 3, 2003, and the consolidated balance sheet data as of September 30, 2005 and October 1, 2004, are derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statements of operations for the years ended September 27, 2002 and September 28, 2001, and the consolidated balance sheet data as of October 3, 2003, September 27, 2002 and September 28, 2001, are derived from the Company’s audited consolidated financial statements which are not included herein.

			Year Ended
(thousands, except per share data)	September 30 2005	October 1 2004(5)	October 3 2003	September 27 2002	September 28 2001
OPERATING RESULTS(1)
Net sales	$380,690	$355,274	$315,892	$342,532	$345,637
Gross profit	156,354	147,618	127,989	141,054	138,781
Operating expenses	140,822	128,490	116,376	121,303	123,063
Operating profit	15,532	19,128	11,613	19,751	15,718
Interest expense	4,680	5,062	5,165	6,630	9,085
Other expense (income), net (2)	(1,250)	(670)	(3,254)	(27,372)	543
Income from continuing operations before income taxes and before cumulative effect of change in accounting principle	12,102	14,736	9,702	40,493	6,090
Income tax expense	5,001	6,047	4,281	10,185	2,480
Income from continuing operations before cumulative effect of change in accounting principle	7,101	8,689	5,421	30,308	3,610
Income on disposal of discontinued operations	—	—	—	495	—
Income (loss) from change in accounting principle	—	—	—	(22,876)	1,755
Net income	$7,101	$8,689	$5,421	$7,927	$5,365
Basic earnings (loss) per common share:
Continuing operations	$0.82	$1.01	$0.64	$3.69	$0.44
Discontinued operations	—	—	—	0.06	—
Effect of change in accounting principle	—	—	—	(2.79)	0.22
Net income	$0.82	$1.01	$0.64	$0.96	$0.66
Diluted earnings (loss) per common share:
Continuing operations	$0.81	$0.99	$0.63	$3.59	$0.44
Discontinued operations	—	—	—	0.06	—
Effect of change in accounting principle	—	—	—	(2.71)	0.22
Net income	$0.81	$0.99	$0.63	$0.94	$0.66
Diluted average common shares outstanding	8,795	8,774	8,600	8,430	8,170
BALANCE SHEET DATA
Current assets (3)	$186,035	$194,641	$195,135	$192,137	$133,180
Total assets	283,318	293,714	277,657	271,285	244,913
Current liabilities (4)	56,196	59,110	50,031	53,589	36,568
Long-term debt, less current maturities	37,800	50,797	67,886	80,195	84,550
Total debt	50,800	67,019	77,473	88,253	97,535
Shareholders’ equity	166,434	160,644	144,194	124,145	105,779

(1)
The year ended October 3, 2003 includes 53 weeks. All other years include 52 weeks. The Company sold its European Jack Wolfskin business during 2002; 2002 includes ten months of results from this business.

(2)	Includes gain on sale of the European Jack Wolfskin business of $27,251 in 2002.
(3)	Includes cash of $72,111, $69,572, $88,910, $100,830 and $16,069 in 2005, 2004, 2003, 2002, and 2001, respectively.
(4)	Excluding short-term debt and current maturities of long-term debt.
(5)	The results in 2004 contain five months of operating results of the acquired Humminbird business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company designs, manufactures and markets top-quality outdoor recreational products for the whole family. Through a combination of breakthrough products, strong marketing and key distribution relationships, the Company meets the needs of the consumer, setting itself apart from the competition. Its subsidiaries comprise a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

The 7% increase in net sales for the 2005 fiscal year resulted primarily from a full year of sales from the Humminbird business acquired in May 2004 and growth in the Watercraft business. Growth in both businesses was driven by an expansion in international markets and a strong line of innovative new products including the new Matrix™ 900 fishfinder series and the Old Town Dirigo™ kayak. This growth more than offset the 21% decline in total military tent sales in the Company’s Outdoor Equipment business segment. The Company expects that sales of total military tents will likely decline further in fiscal 2006 to between $30 and $40 million or as much as 40% from fiscal 2005.

Though it remains a strong brand, our Eureka! consumer line of camping products continues to face a declining market for its high quality consumer tents, as the shift to lower priced and private label products continues in its retail channels. The Eureka! commercial line of tents maintained its position in fiscal 2005 in a flat market.

Profitability of the Company in fiscal 2005 was impacted by $2.7 million of costs incurred by the Company in connection with the terminated buy-out proposal (compared to $1.5 million in fiscal 2004), by $1.2 million in external fees to comply with the Sarbanes Oxley Section 404 provisions and by restructuring, severance and integration costs totaling $4.1 million in our Watercraft, Diving, and Outdoor Equipment business units and in our Corporate offices (compared to $2.9 million in fiscal 2004).

During fiscal 2005, the Company completed the Watercraft restructuring actions announced in July 2004. These efforts resulted in charges of $3.8 million across fiscal years 2004 and 2005. The Company believes these changes will make Watercraft leaner, yet more flexible, more focused, and more competitive going forward. Moreover, the Company believes the restructuring actions should also make the Watercraft business better prepared to deliver financial performance equal to the strength of the Company’s winning brands. In September 2005, the European Diving business announced the planned consolidation of several European warehouses as well as continued efforts to reorganize European management. These efforts cost $1.1 million in fiscal 2005 and are expected to cost another $0.4 million in fiscal 2006. The Company believes that continued investment is needed to ensure that the Company has the right people, systems and infrastructure in place to lessen the impact of softness in this market and to improve the performance of the Diving business.

Debt-to-total capitalization stands at 23% at September 30, 2005, which was well below historical levels. Working capital excluding cash and short-term debt moved to its annual low at the end of September 2005. Net inventories and net trade receivables were managed significantly lower than their finish at the end of fiscal 2004 and helped the Company generate over $26 million in cash from operations in fiscal 2005.

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition for the three years ended September 30, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto attached to this report.

Results of Operations

Summary consolidated financial results from continuing operations are as follows:

(millions, except per share data)	2005	2004(2)	2003
OPERATING RESULTS(1)
Net sales	$380.7	$355.3	$315.9
Gross profit	156.4	147.6	128.0
Operating expenses	140.8	128.5	116.4
Operating profit	15.5	19.1	11.6
Interest expense	4.7	5.1	5.2
Net income	7.1	8.7	5.4
Diluted earnings per common share	$0.81	$0.99	$0.63

(1)	The year ended October 3, 2003 includes 53 weeks. All other years include 52 weeks.
(2)	The results in 2004 contain five months of operating results of the acquired Humminbird business.

The Company’s sales and operating earnings by business segment are summarized as follows:

(millions)	2005	2004	2003
Net sales:
Marine Electronics	$145.2	$109.8	$86.6
Outdoor Equipment	75.3	90.2	72.8
Watercraft	80.8	76.0	79.9
Diving	79.4	80.1	78.0
Other/eliminations	-	(0.7)	(1.4)
Total	$380.7	$355.3	$315.9
Operating profit:
Marine Electronics	$21.6	$17.8	$12.0
Outdoor Equipment	11.2	16.4	12.1
Watercraft	(4.4)	(9.8)	(9.0)
Diving	4.9	9.9	8.6
Other/eliminations	(17.8)	(15.2)	(12.1)
Total	$15.5	$19.1	$11.6

See Note 12 in the notes to the consolidated financial statements for the definition of segment net sales and operating profits.

2005 vs 2004

Net Sales

Net sales totaled $380.7 million in 2005 compared to $355.3 million in 2004, an increase of 7.2% or $25.4 million. Foreign currency translations favorably impacted year-to-date sales by $3.3 million in comparison to 2004. Sales growth in the Company’s Marine Electronics and Watercraft business units overcame a 20.9% decline in total military tent sales and the continued decline in consumer tent sales. The decline in military tent sales was less than expected due to the award of new contracts during fiscal 2005. While the camping market continued to decline in 2005, the diving market was flat and the Company saw growth in the marine electronics and watercraft markets.

Net sales for the Marine Electronics business increased $35.4 million (32.3%) primarily from the addition of the Humminbird business, which added $33.4 million in incremental sales for the full year compared with five months in fiscal 2004. Net sales for the Company’s Watercraft business increased $4.8 million, or 6.4%, as a result of a strong line-up of new canoe, kayak and paddle sport accessories as well as successful new boat offerings. The Company believes much of its growth in the Watercraft and Marine electronics business units exceeded the market due to solid product innovation in those categories.

Net sales in the Company’s Outdoor Equipment business declined $14.9 million, or 16.5%, primarily due to the decline in total military tent sales and the consumer tent business. The Diving business’ net sales declined $0.7 million (0.8%) despite a $2.0 million favorable currency translation impact and strong sales growth in North America. Weak sales in the European Diving business continued to challenge this business segment. Overall, the Company benefited from a $3.3 million in favorable currency translation impact on net sales as reported.

Operating Results

The Company recognized an operating profit of $15.5 million in fiscal 2005 compared to an operating profit of $19.1 million in fiscal 2004. Improved results in the Marine Electronics and Watercraft business segments were offset by declines in the Outdoor Equipment and Diving business units. The Marine Electronics business benefited from the inclusion of the Humminbird business for the full year compared with five months during fiscal 2004. Company gross profit margins fell to 41.1% in fiscal 2005 from 41.6% in fiscal 2004. Significant commodity cost increases negatively impacted the Marine Electronics and Watercraft businesses. However, the Watercraft business showed a net improvement due to operational efficiencies arising from restructuring actions and the favorable impact of new product sales. Outdoor Equipment gross margins declined as higher priced urgent need military tent orders expired and Diving gross margins were down slightly due to unfavorable geographical mix and close out pricing on older model products.

Operating expenses totaled $140.8 million, or 37.0% of net sales, in fiscal 2005 compared to $128.5 million, or 36.2% of net sales, in fiscal 2004 which benefited from a $2.0 million litigation settlement from a former employee. Operating expenses in fiscal 2005 included $4.1 million in restructuring, severance and integration costs in the Watercraft, Diving and Outdoor Equipment businesses and in the Corporate offices (compared to $2.9 million in fiscal 2004), $2.7 million of costs related to the terminated buy-out transaction (compared with $1.5 in fiscal 2004) and $1.2 million paid to external auditors and consultants related to Sarbanes-Oxley Section 404 compliance.

The Marine Electronics business had operating profit of $21.6 million in fiscal 2005 compared to $17.8 million in fiscal 2004.  This increase was due to the profitability of the Humminbird business which added $4.5 million in incremental profit in fiscal 2005.  Additionally, product innovations drove success in both of the Company's Minn Kota and Humminbird brands.  The Marine Electronics business was negatively affected by $2.6 million in higher commodity costs but continued to deliver significant profit for the Company.

The Outdoor Equipment business operating profit decreased by $5.2 million, or 31.5%, in fiscal 2005. The Outdoor Equipment business declines were mainly attributable to the significant decline in total military tent sales and the related personnel layoff costs of $0.4 million as well as continued softness in sales of consumer tents.

The Watercraft business incurred an operating loss of $4.4 million in fiscal 2005 compared to an operating loss of $9.8 million in fiscal 2004. The reduced operating loss in fiscal 2005 was the result of improvements in operating efficiencies, a decline in the impact of restructuring charges (from $2.5 million last year to $1.3 million in fiscal 2005) and from successful new product launches. The restructuring charges were in accordance with the plan to outsource manufacturing at the Company’s Grand Rapids, Michigan facility and to shift production from Mansonville, Canada to the Company’s Old Town, Maine operation. Total restructuring charges in fiscal 2005 included $0.3 million from one-time termination costs, $0.8 million in costs associated with lease terminations and $0.2 million from impairment or disposal of equipment and inventory.

The Diving business saw operating profit decline $5.0 million in fiscal 2005 due in part to a favorable $2.0 million legal settlement from a former employee received in fiscal 2004. Operating profit declines versus fiscal 2004 were also the result of weak demand in international markets and $1.1 million spent to start warehouse consolidation and management reorganization in the Company’s European operations. The Company expects to incur an additional $0.4 million related to this restructuring in fiscal 2006.

Other Income and Expenses

Interest income was flat compared to the prior year at $0.5 million. Interest expense decreased $0.4 million in fiscal 2005, resulting from lower amounts of debt outstanding for the year. The Company realized currency gains of $0.8 million in fiscal 2005 as compared to $0.1 million in fiscal 2004.

Pretax Income and Income Taxes

The Company recognized pretax income of $12.1 million in fiscal 2005, compared to $14.7 million in fiscal 2004. The Company recorded income tax expense of $5.0 million in fiscal 2005, an effective rate of 41.3%, compared to $6.0 million in fiscal 2004, an effective rate of 41.0%.

At September 30, 2005, the Company has U.S. federal operating loss carryforwards of $31.4 million, which begin to expire in 2012, as well as various state net operating loss carryforwards. In addition, certain of the Company’s foreign subsidiaries have net operating loss carryforwards totaling $1,734. These operating loss carryforwards are available to offset future taxable income over the next 7 to approximately 20 years. The Company believes it will realize the net deferred tax assets through the generation of future taxable income, tax planning strategies and reversals of deferred tax liabilities.

Net Income

The Company recognized net income of $7.1 million in fiscal 2005, or $0.81 per diluted share, compared to net income of $8.7 million in fiscal 2004, or $0.99 per diluted share.

2004 vs 2003

Net Sales

Net sales totaled $355.3 million in fiscal 2004 compared to $315.9 million in fiscal 2003, an increase of 12.5% or $39.4 million. On May 5, 2004, the Company acquired all of the outstanding common stock of Techsonic Industries, Inc., a manufacturer and marketer of underwater sonar and GPS technology equipment under the Humminbird brand. During fiscal 2004, the Humminbird business contributed $13.6 million to net sales. Foreign currency translations favorably impacted year-to-date sales by $8.1 million in comparison to fiscal 2003. Three of the Company’s business units experienced sales growth over the prior year. The markets in which the Company’s business units participate were relatively flat versus fiscal 2003, however, the Company was able to maintain or increase its share in those markets. The Marine Electronics business sales increased $23.2 million, or 26.8%, to $109.8 million as a result of the addition of the Humminbird business, strength in new products and continued market share strength. Sales for the Company’s Outdoor Equipment business increased $17.4 million, or 23.9%, as a result of strength in total military tent sales. The consumer tent business continued to experience competition from the low-price mass market and private label segment of the category. The Watercraft business sales declined $3.9 million, or 4.9%, to $76.0 million primarily due to a sales decline to Sam’s Club, excess capacity and softness in consumer markets. The Diving business sales increased $2.1 million, or 2.7%, to $80.1 million. Included in the increase was $6.2 million in favorable currency impacts resulting from strengthening of the Euro and Swiss Franc against the U.S. Dollar. This favorable currency impact offset sales declines due to continued weakness in the global economy and travel.

Operating Results

The Company recognized an operating profit of $19.1 million in fiscal 2004 compared to an operating profit of $11.6 million in fiscal 2003. Improvements in the Marine Electronics, Outdoor Equipment, and Diving businesses were offset by declines in the Watercraft business. The Humminbird business, which is part of the Marine Electronics business, incurred an operating loss of $0.4 million during the period from the date of its acquisition through the end of fiscal 2004. Company gross profit margins improved to 41.6% in fiscal 2004 from 40.5% in fiscal 2003. The Marine Electronics, Watercraft and Diving businesses improved gross margins by 2.9, 1.7 and 1.8 percentage points, respectively. The Outdoor Equipment business had a slight decline in gross margin by 2.6 percentage points, which was expected due to the expiration of higher margin emergency orders for the U.S. military early in 2004.

Operating expenses totaled $128.5 million, or 36.2% of net sales, in fiscal 2004 compared to $116.4 million, or 36.8% of net sales, in fiscal 2003. Operating expenses in fiscal 2004 included $4.2 million of expenses from the Humminbird business, offset in part by a $2.0 million legal recovery from a former employee. Other factors that contributed to operating expense increases in fiscal 2004 included increases in sales and marketing expenses to support the Company’s brands, increased research and development activities, restructuring expenses in the Watercraft business, the costs of the terminated buy-out proposal, and bonus and profit sharing increases commensurate with Company performance.

The Marine Electronics business had operating profit of $17.8 million in fiscal 2004 compared to $12.0 million in fiscal 2003. The increase in this business was driven by higher net sales and improved gross profit related to production efficiencies from higher volume, cost savings and improved pricing yield resulting from favorable changes in product mix and the impact of new products, offset by the Humminbird business which contributed a loss of $0.4 million to operating profit in fiscal 2004.

The Outdoor Equipment business operating profit increased by $4.3 million, or 35.5%, in fiscal 2004 compared to $12.1 million in fiscal 2003. The Outdoor Equipment business benefited from strength in military and commercial tents, partially offset by softness in other Outdoor Equipment products such as backpacks. The Diving business saw operating profit improve by $1.3 million in fiscal 2004, resulting in an operating profit margin of 12.4% of net sales in 2004 compared to 11.0% of sales in fiscal 2003.

The Watercraft business incurred an operating loss of $9.8 million in fiscal 2004 compared to an operating loss of $9.0 million in fiscal 2003. The increase in operating loss in fiscal 2004 was primarily related to declines in net sales, unfavorable manufacturing variances and costs associated with the closure of the Grand Rapids, Michigan manufacturing facility of $2.5 million. The restructuring charges related to plans to outsource manufacturing at its Grand Rapids, Michigan facility and to shift production from Mansonville, Canada to its Old Town, Maine operation. Total restructuring charges in fiscal 2004 include $1.0 million from one-time termination costs, $0.4 million from contract termination and $1.1 million from impairment or disposal of equipment.

Other Income and Expenses

Interest income decreased $0.3 million to $0.5 million in fiscal 2004 due to lower average invested cash balances during the year.

Interest expense decreased $0.1 million in fiscal 2004, resulting from lower amounts of debt outstanding for the year, offset by an increase in interest rates. The Company realized currency gains of $0.1 million in fiscal 2004.

Pretax Income and Income Taxes

The Company recognized pretax income of $14.7 million in fiscal 2004, compared to $9.7 million in fiscal 2003. The Company recorded income tax expense of $6.0 million in fiscal 2004, an effective rate of 41.0%, compared to $4.3 million in fiscal 2003, an effective rate of 44.1%. The effective tax rate in fiscal 2003 was negatively impacted by a $0.5 million provision made to account for an ongoing income tax audit in Germany.

Net Income

The Company recognized net income of $8.7 million in fiscal 2004, or $0.99 per diluted share, compared to net income of $5.4 million in fiscal 2003, or $0.63 per diluted share.

Terminated Buy-out Proposal

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

The presentation of the non-GAAP financial information should not be considered in isolation or in lieu of the results prepared in accordance with GAAP, but should be considered in conjunction with the results prepared in accordance with GAAP.

Adjusted Results of Continuing Businesses:

(thousands, except per share data)	2005	2004	2003
Net sales	$380,690	$355,274	$315,546
Gross profit	156,354	147,618	127,982
Operating profit	15,532	19,128	11,675
Net income	7,101	8,689	5,461
Diluted EPS - Continuing businesses	$0.81	$0.99	$0.64

Reconciliation of Adjusted Results to Reported Results for 2005:

(thousands, except per share data)	As Reported Results	Jack Wolfskin	Continuing Results
Net sales	$380,690	$—	$380,690
Gross profit	156,354	—	156,354
Operating profit	15,532	—	15,532
Net income	7,101	—	7,101
Diluted EPS	$0.81	$—	$0.81

Reconciliation of Adjusted Results to Reported Results for 2004:

(thousands, except per share data)	As Reported Results	Jack Wolfskin	Continuing Results
Net sales	$355,274	$—	$355,274
Gross profit	147,618	—	147,618
Operating profit	19,128	—	19,128
Income from continuing operations before cumulative effect of change in accounting principle	8,689	—	8,689
Diluted EPS	$0.99	$—	$0.99

Reconciliation of Adjusted Results to Reported Results for 2003:

(thousands, except per share data)	As Reported Results	Jack Wolfskin	Continuing Results
Net sales	$315,892	$346	$315,546
Gross profit	127,989	7	127,982
Operating profit	11,613	62	11,675
Income from continuing operations before cumulative effect of change in accounting principle	5,421	(40)	5,461
Diluted EPS	$0.63	$(0.01)	$0.64

Reconciliation of Adjusted Earnings per Diluted Share:

	2005	2004	2003
Income from continuing operations (according to GAAP)	$0.81	$0.99	$0.63
Add back:
Jack Wolfskin operating results	—	—	0.01
Adjusted income from continuing businesses	$0.81	$0.99	$0.64

Financial Condition, Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	2005	2004	2003
Cash provided by (used for):
Operating activities	$26.2	$22.2	(3.5)
Investing activities	(6.4)	(35.5)	(9.6)
Financing activities	(15.0)	(7.7)	(6.1)
Effect of exchange rate changes	(2.3)	1.7	7.2
Increase (decrease) in cash and temporary cash investments	$2.5	$(19.3)	(11.9)

The Company's debt to total capitalization ratio declined to 23% as of September 30, 2005 from 29% as of October 1, 2004.

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the past three years:

(millions)	2005	2004	2003
Current assets (1)	$186.0	$194.6	$195.1
Current liabilities (2)	56.2	59.1	50.0
Working capital (2)	$129.8	$135.5	$145.1
Current ratio (2)	3.3:1	3.3:1	3.9:1

(1) 2005, 2004 and 2003 information includes cash of $72.1, $69.6 and $88.9 million, respectively.
(2) Excludes short-term debt and current maturities of long-term debt.

Cash flows provided by (used for) operations totaled $26.2 million in fiscal 2005, $22.2 million in fiscal 2004 and ($3.5) million in fiscal 2003. The major driver in the improvement of cash flows from operations in fiscal 2005 was created by internal working capital management. Decreases in accounts receivable of $0.8 million and inventory of $7.8 million offset by decreases in accounts payable and other accrued liabilities of $1.2 million reflect the improved working capital management. Major drivers in the improvement of cash flows from operations in fiscal 2004 were improved profitability, increases in accounts payable and other accrued liabilities of $2.7 million and a decrease in accounts receivable of $3.4 million; these improvements were offset by an increase in inventory of $3.6 million. Declines in accounts payable and other accrued liabilities of $8.1 million and increases in inventory of $9.0 million and accounts receivable of $1.9 million contributed to the overall cash flows used for operations in fiscal 2003.

Depreciation and amortization charges were $9.5 million in fiscal 2005, $8.7 million in fiscal 2004 and $8.2 million in fiscal 2003.

Investing Activities

Cash flows used for investing activities were $6.4 million, $35.5 million and $9.6 million in fiscal 2005, 2004 and 2003, respectively. The acquisition of Humminbird used $28.2 million in fiscal 2004. Expenditures for property, plant and equipment were $6.8 million in fiscal 2005, $7.8 million in fiscal 2004 and $9.8 million in fiscal 2003. The Company’s recurring expenditures are primarily related to tooling for new products, facilities and information systems improvements. In 2006, capital expenditures are anticipated to be somewhat higher than in 2005 due to systems work in the U.S. and Europe. These expenditures are expected to be funded by working capital or existing credit facilities.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past three fiscal years:

(millions)	2005	2004	2003
Current debt	$13.0	$16.2	$9.6
Long-term deb	37.8	50.8	67.9
Total debt	50.8	67.0	77.5
Shareholders’ equity	166.4	160.6	144.2
Total capitalization	$217.2	$227.6	$221.7
Total debt to total capitalization	23.4%	29.4%	35.0%

Cash flows used for financing activities totaled $15.0 million in fiscal 2005, $7.7 million in fiscal 2004 and $6.1 million in fiscal 2003. Payments on long-term debt were $16.2 million, $9.6 million and $8.0 million in fiscal 2005, 2004 and 2003, respectively.

On October 7, 2005, the Company entered into a new $75 million unsecured revolving credit facility agreement expiring October 7, 2010. Available credit under this agreement, along with cash provided by operating activities, is expected to provide adequate funding for the Company’s operations through October 7, 2010.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under its existing credit facility, including interest, operating leases and open purchase orders. The following schedule details these significant contractual obligations at September 30, 2005.

	Payment Due by Period
(millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$50.8	$13.0	$27.8	$10.0	$—
Operating lease obligations	19.4	5.4	6.4	4.4	3.2
Open purchase orders	34.4	34.4	—	—	—
Contractually obligated interest payments	7.3	3.4	3.5	0.4	—
Total contractual obligations	$111.9	$56.2	$37.7	$14.8	$3.2

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at September 30, 2005 totaled $2.5 million.

The Company has entered into an inventory purchase agreement with one of its suppliers. Under the terms of this agreement, the Company guarantees that upon the occurrence of an event of default with respect to the credit facilities between the supplier and its bank, the Company will purchase up to a maximum declining amount of good quality inventory over the period through August 1, 2006. The schedule of obligations in the event of default is as follows:

•	Through February 28, 2006 - Up to $2.5 million.
•	From March 1, 2006 to May 31, 2006 - Up to $2.0 million
•	From June 1, 2006 to August 1, 2006 - Up to $1.5 million.

The Company anticipates making contributions to the deferred benefit pension plans of $0.9 million through October 15, 2006.

The Company has no other off-balance sheet arrangements.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss Francs, Japanese Yen and Canadian Dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s Consolidated Financial Statements, increase or decrease, accordingly. In the past, the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies. However, no significant transactions of these types were entered during fiscal years 2005 and 2004.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. The Company had no interest rate swaps outstanding as of the fiscal 2005 year end.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk as possible through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures include costs associated with metals, resins and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at September 30, 2005:

	Estimated Impact on
(millions)	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$0.6	$0.5

The Company has outstanding $50.8 million in unsecured senior notes as of September 30, 2005. The senior notes bear interest at rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate debt was $54.7 million as of September 30, 2005.

Other Factors

The Company experienced inflationary pressures during fiscal 2005 on energy, metals, resins and freight charges. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

Critical Accounting Policies and Estimates

The Company’s management discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of its assets, liabilities, sales and expenses, and related footnote disclosures. On an on-going basis, the Company evaluates its estimates for product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and other post-retirement benefits, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or market. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory reserves are estimated at the individual operating companies using standard quantitative measures based on criteria established by the Company. The Company also considers current forecast plans, as well as, market and industry conditions in establishing reserve levels. Though the Company considers these balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on reserve balances required.

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

Goodwill and Intangible Impairment

In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, a revision to SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost of share based payment transactions be recorded as an expense at their fair value determined by applying a fair value measurement method. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement for fiscal 2006 using the modified prospective approach. This statement is not expected to have a material impact on the financial results of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

(b)	Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control over Financial Reporting

The annual report of management required under this Item 9A is contained in the section titled “Item 8. Financial Statements and Supplementary Data” under the heading “Management’s Report on Internal Control over Financial Reporting”.

(d)	Attestation Report of Independent Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm who audited the Company's consolidated financial statements, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is contained in the Company's consolidated financial statements under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters-Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (the “Commission”) on or before January 28, 2006. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters - Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The Audit Committee of the Company's Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr. and John M. Fahey, Jr.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is included in the Company’s Proxy Statement for its March 1, 2006 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference and will be filed with the Commission on or before January 28, 2006, under the headings -“Compensation of Directors” and “Executive Compensation;” provided, however, that the subsection entitled “Executive Compensation - Compensation Committee Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is included in the Company’s Proxy Statement for its March 1, 2006 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference and will be filed with the Commission on or before January 28, 2006, under the heading “Stock Ownership of Management and Others”.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2005, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan, and the Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan. All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	343,034	$9.13	700,138(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	343,034	$9.13	700,138(1)

(1) All of the available shares under the 2003 Non-Employee Director Stock Ownership Plan (123,285) and under the 2000 Long-Term Stock Incentive Plan (494,011) may be issued upon the exercise of stock options or granted as restricted stock, and, in the case of the 2000 Long-Term Stock Incentive Plan, as share units. There are 82,842 shares available for issuance under the Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is included in the Company’s Proxy Statement for its March 1, 2006 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference and will be filed with the Commission on or before January 28, 2006, under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is included in the Company’s Proxy Statement for its March 1, 2006 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference and will be filed with the Commission on or before January 28, 2006, under the heading “Audit Committee Matters - Fees of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K:

Financial Statements

Included in Item 8 of Part II of this Form 10-K are the following:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 2005 and October 1, 2004

Consolidated Statements of Operations - Years ended September 30, 2005, October 1, 2004 and October 3, 2003

Consolidated Statements of Shareholders’ Equity - Years ended September 30, 2005, October 1, 2004 and October 3, 2003

Consolidated Statements of Cash Flows - Years ended September 30, 2005, October 1, 2004 and October 3, 2003

Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules are omitted because they are not applicable, are not required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 8th day of December 2005.

JOHNSON OUTDOORS INC.

(Registrant)

By   /s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of December 2005.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)

/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Director

/s/ Gregory E. Lawton	Director
(Gregory E. Lawton)

/s/ Terry E. London	Director
(Terry E. London)

/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)

/s/ W. Lee McCollum	Director
(W. Lee McCollum)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title
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

3.2	Bylaws of the Company as amended through December 4, 2003. (Filed as Exhibit 3.2(a) to the Company’s Form 10-K for the year ended October 3, 2003 and incorporated herein by reference.)
4.1	Note Agreement dated October 1, 1995. (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended December 29, 1995 and incorporated herein by reference.)
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

4.7
Consent and Amendment dated September 6, 2002 to Note Agreement dated October 1, 1995. (Filed as Exhibit 4.7 to the Company’s Form 10-K for the year ended October 3, 2003 and incorporated herein by reference.)

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

10.1

Stock Purchase Agreement, dated as of January 12, 2000, by and between Johnson Outdoors Inc. and Berkley Inc. (Filed as Exhibit 2.1 to the Company’s Form 8-K dated March 31, 2000 and incorporated herein by reference.)

10.2

Amendment to Stock Purchase Agreement, dated as of February 28, 2000, by and between Johnson Outdoors Inc. and Berkley Inc. (Filed as Exhibit 2.2 to the Company’s Form 8-K dated March 31, 2000 and incorporated herein by reference.)

10.3+	Johnson Outdoors Inc. Amended and Restated 1986 Stock Option Plan. (Filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended July 2, 1993 and incorporated herein by reference.)
10.4

Registration Rights Agreement regarding Johnson Outdoors Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit 10.6 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.5

Registration Rights Agreement regarding Johnson Outdoors Inc. Class A common stock held by Mr. Samuel C. Johnson. (Filed as Exhibit 28 to the Company’s Form 10-Q for the quarter ended March 29, 1991 and incorporated herein by reference.)

10.6+	Form of Restricted Stock Agreement. (Filed as Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-23299 and incorporated herein by reference.)
10.7+	Form of Supplemental Retirement Agreement of Johnson Diversified, Inc. (Filed as Exhibit 10.9 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.8+	Johnson Outdoors Retirement and Savings Plan. (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended September 29, 1989 and incorporated herein by reference.)
10.9+	Form of Agreement of Indemnity and Exoneration with Directors and Officers. (Filed as Exhibit 10.11 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.10	Consulting and administrative agreements with S. C. Johnson & Son, Inc. (Filed as Exhibit 10.12 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.11+	Johnson Outdoors Inc. 1994 Long-Term Stock Incentive Plan. (Filed as Exhibit 4 to the Company’s Form S-8 Registration Statement No. 333-88091 and incorporated herein by reference.)
10.12+	Johnson Outdoors Inc. 1994 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4 to the Company’s Form S-8 Registration Statement No. 333-88089 and incorporated herein by reference.)
10.13+	Johnson Outdoors Economic Value Added Bonus Plan (Filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended October 1, 1997 and incorporated herein by reference.)
10.14+	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)

10.15+

Share Purchase and Transfer Agreement, dated as of August 28, 2002, by and between, among others, Johnson Outdoors Inc. and an affiliate of Bain Capital Fund VII-E (UK), Limited Partnership. (Filed as Exhibit 2.1 to the Company’s Form 8-K dated September 9, 2002 and incorporated herein by reference.)

10.16+	Johnson Outdoors Inc. Worldwide Key Executive Phantom Share Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q dated March 28, 2003 and incorporated herein by reference.)
10.17+	Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)
10.18	Stock Purchase Agreement by and between Johnson Outdoors Inc. and TFX Equities Incorporated. (Filed as Exhibit 2.1 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)
10.19

Intellectual Property Purchase Agreement by and among Johnson Outdoors Inc., Technology Holding Company II and Teleflex Incorporated. (Filed as Exhibit 2.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.20+	Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan as amended. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)
10.21+	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)
10.22+

Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.23+

Form of Stock Option Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

11	Statement regarding computation of per share earnings. (Note 15 to the Consolidated Financial Statements of the Company’s 2001 Form 10-K is incorporated herein by reference.)
21	Subsidiaries of the Company as of September 30, 2005.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

+ A management contract or compensatory plan or arrangement.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Johnson Outdoors Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s internal control over financial reporting includes those policies and procedures that:

(a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(c)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of September 30, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s auditors, Ernst & Young, LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This attestation report is set forth immediately following this report.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Helen P. Johnson-Leipold	David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Johnson Outdoors Inc. (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Johnson Outdoors Inc. as of September 30, 2005 and October 1, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2005 of Johnson Outdoors Inc. and our report dated December 13, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Milwaukee, Wisconsin
December 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of September 30, 2005 and October 1, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Johnson Outdoors Inc. as of September 30, 2005 and October 1, 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Milwaukee, Wisconsin
December 13, 2005

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 30 2005	October 1 2004
ASSETS
Current assets:
Cash and temporary cash investments	$72,111	$69,572
Accounts receivable less allowance for doubtful accounts of $2,546 and $2,807, respectively	48,274	49,727
Inventories	51,885	60,426
Income taxes refundable	746	—
Deferred income taxes	8,118	8,737
Other current assets	4,901	6,179
Total current assets	186,035	194,641
Property, plant and equipment, net	31,393	34,355
Deferred income taxes	19,675	16,939
Goodwill	37,733	39,858
Other intangible assets, net	3,780	3,993
Other assets	4,702	3,928
Total assets	$283,318	$293,714
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$13,000	$16,222
Accounts payable	17,872	16,634
Accrued liabilities:
Salaries, wages and benefits	17,052	16,700
Accrued discounts and returns	4,613	4,395
Accrued interest payable	1,804	2,053
Income taxes payable	—	286
Other	14,855	19,042
Total current liabilities	69,196	75,332
Long-term debt, less current maturities	37,800	50,797
Other liabilities	9,888	6,941
Total liabilities	116,884	133,070
Shareholders’ equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued: September 30, 2005, 7,796,340; October 1, 2004, 7,599,831	390	380
Class B shares issued (convertible into Class A): September 30, 2005, 1,219,667; October 1, 2004, 1,221,715	61	61
Capital in excess of par value	55,279	52,640
Retained earnings	109,300	102,199
Deferred compensation	(598)	(20)
Accumulated other comprehensive income	2,002	5,384
Total shareholders’ equity	166,434	160,644
Total liabilities and shareholders’ equity	$283,318	$293,714
The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	September 30 2005	October 1 2004	October 3 2003
Net sales	$380,690	$355,274	$315,892
Cost of sales	224,336	207,656	187,903
Gross profit	156,354	147,618	127,989
Operating expenses:
Marketing and selling	85,632	79,900	74,555
Administrative management, finance and information systems	42,167	37,121	33,438
Research and development	10,481	9,023	6,682
Profit sharing	2,340	2,121	1,397
Amortization of intangible assets	202	325	304
Total operating expenses	140,822	128,490	116,376
Operating profit	15,532	19,128	11,613
Interest income	(455)	(464)	(798)
Interest expense	4,680	5,062	5,165
Other income, net	(795)	(206)	(2,456)
Income before income taxes	12,102	14,736	9,702
Income tax expense	5,001	6,047	4,281
Net income	$7,101	$8,689	$5,421
Basic earnings per common share:	$0.82	$1.01	$0.64
Diluted earnings per common share:	$0.81	$0.99	$0.63

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (loss)
(thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Cumulative Translation Adjustment	Minimum Pension Liability	Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 27, 2002	$416	$47,583	$88,089	$(22)	$(11,723)	$(198)
Net income	—	—	5,421	—	—	—	$5,421
Issuance of restricted stock	—	50	—	(50)	—	—	—
Exercise of stock options (1)	13	2,378	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	82	—	—	—	—	—
Amortization of deferred compensation	—	—	—	52	—	—	—
Translation adjustment	—	—	—	—	12,174	—	12,174
Additional minimum pension liability (2)	—	—	—	—	—	(72)	(72)
BALANCE AT OCTOBER 3, 2003	430	50,093	93,510	(20)	451	(270)	$17,523
Net income	—	—	8,689	—	—	—	$8,689
Issuance of restricted stock	—	50	—	(50)	—	—	—
Exercise of stock options (1)	10	2,119	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	378	—	—	—	—	—
Amortization of deferred compensation	—	—	—	50	—	—	—
Translation adjustment	—	—	—	—	5,654	—	5,654
Additional minimum pension liability (2)	—	—	—	—	—	(451)	(451)
BALANCE AT OCTOBER 1, 2004	441	52,640	102,199	(20)	6,105	(721)	$13,892
Net income	—	—	7,101	—	—	—	$7,101
Issuance of restricted stock	2	678	—	(680)	—	—	—
Exercise of stock options (1)	7	1,400	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	158	—	—	—	—	—
Non-cash compensation (Note 10)	—	403	—	—	—	—	—
Amortization of deferred compensation	—	—	—	102	—	—	—
Translation adjustment	—	—	—	—	(2,264)	—	(2,264)
Additional minimum pension liability (2)	—	—	—	—	—	(1,118)	(1,118)
BALANCE AT SEPTEMBER 30, 2005	$451	$55,279	$109,300	$(598)	$3,841	$(1,839)	$3,719

(1)	Includes tax benefit related to exercise of stock options of $336, $565 and $480 for 2005, 2004 and 2003, respectively.

(2)	Net of tax provision of $578, $232, and $37 for 2005, 2004 and 2003, respectively.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 30 2005	October 1 2004	October 3 2003
CASH PROVIDED BY (USED FOR) OPERATIONS
Net income	$7,101	$8,689	$5,421
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	9,504	8,708	8,198
Loss on sale of property, plant and equipment	73	1,243	296
Provision (benefit) for doubtful accounts receivable	379	(16)	1,216
Provision for inventory reserves	431	1,073	3,296
Non-cash compensation (Note 10)	403	—	—
Deferred income taxes	(555)	97	(358)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable	841	3,410	(1,878)
Inventories	7,831	(3,568)	(8,983)
Accounts payable and accrued liabilities	(1,161)	2,731	(8,142)
Other, net	1,410	(210)	(2,549)
	26,257	22,157	(3,483)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	—	(28,187)	—
Additions to property, plant and equipment	(6,803)	(7,844)	(9,767)
Proceeds from sale of property, plant and equipment	422	532	187
	(6,381)	(35,499)	(9,580)
CASH USED FOR FINANCING ACTIVITIES
Principal payments on senior notes and other long-term debt	(16,223)	(9,572)	(8,044)
Common stock transactions	1,230	1,887	1,994
	(14,993)	(7,685)	(6,050)
Effect of foreign currency fluctuations on cash	(2,344)	1,689	7,193
Increase (decrease) in cash and temporary cash investments	2,539	(19,338)	(11,920)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of year	69,572	88,910	100,830
End of year	$72,111	$69,572	$88,910

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

The preparation of financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and operating results and the disclosure of commitments and contingent liabilities. Actual results could differ significantly from those estimates. For the Company, significant estimates include the allowance for doubtful accounts receivable, reserves for inventory valuation, recoverability of goodwill, reserves for sales returns, reserves for warranty service, pension actuarial assumptions and the valuation allowance for deferred tax assets.

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 30, 2005 (hereinafter 2005) and October 1, 2004 (hereinafter 2004) each comprised 52 weeks. The fiscal year ended October 3, 2003 (hereinafter 2003) comprised 53 weeks.

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

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The valuation of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific identification exists, a reserve is established to value the account receivable to what is believed will be collected. For all other customers, the Company recognizes allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories at the end of the respective years consist of the following:

	2005	2004
Raw materials	$20,195	$24,194
Work in process	2,886	2,106
Finished goods	31,367	36,768
	54,448	63,068
Less reserves	2,563	2,642
	$51,885	$60,426

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is determined by straight-line and accelerated methods over the following estimated useful lives:

Property improvements	5-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-10 years

Upon retirement or disposition, cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operating results.

Property, plant and equipment at the end of the respective years consist of the following:

	2005	2004
Property and improvements	$1,355	$1,370
Buildings and improvements	21,460	22,690
Furniture, fixtures and equipment	81,972	78,873
	104,787	102,933
Less accumulated depreciation	73,394	68,578
	$31,393	$34,355

Impairment of Property, Plant and Equipment

The Company assesses annually or on an interim basis, if indicators of impairment are identified, the recoverability of property, plant and equipment, by determining whether the net book value of the underlying assets can be recovered through projected undiscounted future operating cash flows of the related businesses. The amount of impairment, if any, is measured primarily based on the deficiency of projected discounted future operating cash flows relative to the value of the assets, using a discount rate reflecting the Company’s cost of capital, which approximates 10%. There was no impairment of property, plant and equipment during 2005, 2004 or 2003, except as discussed in Note 2.

Impairment of Goodwill and Other Indefinitely Lived Intangibles

The Company annually assesses the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of the end of each fiscal year. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. There were no goodwill impairment charges recorded during 2005, 2004 or 2003.

During 2005, the final allocation of the purchase price related to the Techsonic acquisition was completed resulting in a decrease to goodwill of $1,495 and an increase to deferred tax assets for a similar amount. The remaining change in 2005 in goodwill relates to translation adjustments for goodwill denominated in foreign currencies.

Other Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method with periods ranging from 3 to 16 years for patents and other intangible assets. Intangible assets at the end of the respective years consist of the following:

	2005	2004
Patents, trademarks and other	$8,254	$8,205
Less accumulated amortization	4,474	4,212
Net patents, trademarks and other	$3,780	$3,993

Patents, trademarks and other contains $3,250 in trademarks which have indefinite lives and are not amortized. Amortization of non-indefinite lived patents and other intangible assets was $202, $325 and $304 for 2005, 2004 and 2003, respectively. Amortization of these intangible assets is expected to continue at a level in 2006 that is consistent with 2005, followed by a decline in subsequent years through 2010 (subsequent amortization of $530 in 2006 to 2010).

Warranties

The Company has recorded product warranty accruals of $3,287 and $3,177 as of September 30, 2005 and October 1, 2004. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for the years ended September 30, 2005 and October 1, 2004.

Balance October 3, 2003	$2,680
Expense accruals for warranties issued during the year	3,152
Reserves for business acquired	171
Less current year warranty claims paid	2,826
Balance at October 1, 2004	3,177
Expense accruals for warranties issued during the year	2,999
Less current year warranty claims paid	2,889
Balance at September 30, 2005	$3,287

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the net effect of dilutive stock options and restricted stock.

The following table sets forth the computation of basic and diluted earnings per common share:

	2005	2004	2003
Net income	$7,101	$8,689	$5,421
Weighted average shares outstanding	8,631,397	8,567,246	8,411,713
Less nonvested restricted stock	13,651	3,268	5,367
Basic average common shares	8,617,746	8,563,978	8,406,346
Dilutive stock options and restricted stock	177,359	209,877	193,816
Diluted average common shares	8,795,105	8,773,855	8,600,162
Basic earnings per common	$0.82	$1.01	$0.64
Diluted earnings per common share	$0.81	$0.99	$0.63

Stock options that could potentially dilute earnings per share in the future that were not included in the fully diluted computation for 2005, 2004 and 2003 because they would have been antidilutive totaled 13,750, 18,750 and 87,500, respectively.

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

	2005	2004	2003
Net income	$7,101	$8,689	$5,421
Total stock-based compensation expense included in net income, net of tax	334	106	52
Total stock-based compensation expense determined under fair value method for all awards, net of tax	(121)	(116)	(325)
Pro forma net income	$7,314	$8,679	$5,148
Basic earnings per common share
As reported	$0.82	$1.01	$0.64
Pro forma	$0.85	$1.01	$0.61
Diluted earnings per common share
As reported	$0.81	$0.99	$0.63
Pro forma	$0.84	$0.99	$0.60

For purposes of calculating pro forma operating results, the fair value of each option grant was estimated using the Black-Scholes option pricing model with an expected volatility of approximately 21% in 2005 and ranging from 30% to 50% in 2004 and 2003, a risk free rate equivalent to five year U.S. Treasury securities, an expected life of five years and no dividends. The pro forma operating results reflect only options granted after 1995. Based on these assumptions, the weighted average fair market value of options granted during the year was $4.78 in 2005, $5.13 in 2004 and $5.30 in 2003.

The Company’s employee stock purchase plan provides for the issuance of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant. During 2005, 2004 and 2003, 11,115, 22,872 and 9,585 shares, respectively, were issued under this plan. Shares available for purchase by employees under this plan were 82,842 at September 30, 2005.

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

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the U.S. during the year. At September 30, 2005, net undistributed earnings of foreign subsidiaries total approximately $91,546. The Company considers these unremitted earnings to be permanently invested abroad and no provision for federal or state income taxes have been made on these amounts. In the future, if foreign earnings are returned to the U.S., provision for income taxes will be made.

The Company’s U.S. entities file a consolidated federal income tax return.

Impact of Tax Legislation

On October 22, 2004, the American Jobs Creation Act (the “Act”) was passed, providing for a special one-time deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met, including the implementation of a qualifying reinvestment plan. Based on preliminary review, it is reasonably possible that the Company may qualify to receive a tax benefit with respect to the repatriation of foreign earnings. If the Company is able to implement a qualifying reinvestment plan, a significant tax benefit could be realized. The Company continues to evaluate the impact of the Act.

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

Currency gains and losses are realized as assets and liabilities of foreign operations, denominated in other than the local currency, are first adjusted based on the denominated currency. Additionally, currency gains and losses are realized through the settlement of transactions denominated in other than the local currency. The Company realized currency gains from transactions of $781, $119 and $2,791 for 2005, 2004 and 2003, respectively.

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

At September 30, 2005 and October 1, 2004, the Company had no foreign currency forward contracts.

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

Advertising expense in 2005, 2004 and 2003 totaled $18,476, $16,612 and $14,909, respectively. Capitalized costs at September 30, 2005 and October 1, 2004 totaled $984 and $740, respectively, and primarily include catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling expense included in marketing and selling expense was $13,728, $11,990 and $11,723 for 2005, 2004 and 2003, respectively.

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

Diving

In September 2005, the Company’s Diving business approved a plan to consolidate distribution in Europe. These actions will result in the closure of warehouses in Germany, Italy and Switzerland and office space in France over the first and second quarters of fiscal 2006. Additionally, actions were taken during fiscal 2005 to reorganize the European management structure to unify the marketing and sales efforts across Europe. Total charges in 2005 were $1,124 consisting of $983 in employee termination benefits and related costs and $141 in consulting fees and losses on assets disposed. These charges are included in the “Administrative management, finance and information systems” line in the Consolidated Statement of Operations. The Company expects that this decision will result in the reduction of 14 positions. The Company anticipates additional charges of approximately $410 will be incurred in fiscal 2006 for lease termination costs, asset disposal and employee severance and benefit costs related to these actions.

A summary of charges, payments and accruals for the fiscal 2005 year are as follows:

Actual charges during the year ended September 30, 2005	$1,124
Settlement payments	406
Accrued liabilities as of September 30, 2005	718
Additional anticipated 2006 charges	410
Total anticipated remaining restructuring payments	$1,128

Watercraft

On July 27, 2004, the Company announced plans to outsource manufacturing of its Grand Rapids, Michigan facility, and to shift production from Mansonville, Canada to its Old Town, Maine operation, as part of the Company's on-going efforts to increase efficiency and improve profitability of its Watercraft business unit. The Company ceased manufacturing operations at both locations in September 2004. Costs and charges associated with these actions were $3.8 million and were incurred across fiscal years 2004 and 2005. The decision resulted in the reduction of 71 positions.

Total charges incurred in 2005 were $1,326 and consisted of the following major categories of costs: one-time employee termination benefits of $335, lease termination costs of $789, other costs primarily related to impairment of equipment and inventory of $202. Total charges incurred in 2004 were $2,468 and consisted of the following major categories of costs: one-time employee termination benefits of $969, lease termination costs of $423, other costs primarily related to impairment of equipment and inventory of $1,076. These charges are included in the “Administrative management, finance and information systems” and “Cost of sales” lines in the Consolidated Statements of Operations.

A summary of charges, payments and accruals for fiscal 2005 and 2004 were as follows:

Actual charges during the year ended October 1, 2004	$2,468
Settlement payments	1,275
Accrued liabilities as of October 1, 2004	1,193
Actual charges during the year ended September 30, 2005	1,326
Settlement payments	(1,993)
Accrued liabilities as of September 30, 2005	526
Additional anticipated 2006 charges	—
Total anticipated remaining restructuring payments	$526

3	ACQUISITIONS

On May 5, 2004, the Company acquired all of the issued and outstanding capital stock of Techsonic Industries, Inc. (Techsonic) and certain registered patents and trademarks used by Techsonic in its business of manufacturing and marketing underwater sonar and GPS technology equipment under the Humminbird brand. The final purchase price paid was $28,187, including acquisition expenses. Techsonic is part of the Company’s Marine Electronics Group and is commonly referred to as the Humminbird business.

The following table summarizes the final allocation of the purchase price, fair values of the assets acquired and liabilities assumed, and the resulting net intangible assets acquired at the date of the acquisition. No additional purchase price adjustments are expected with regard to this transaction.

Total current assets	$16,963
Property, plant and equipment	5,649
Trademark	3,250
Goodwill	8,387
Other assets	276
Net assets acquired	34,525
Total liabilities assumed	6,338
Net purchase price	$28,187

The acquisition was accounted for using the purchase method and, accordingly, the Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to prepare pro forma financial information with respect to the Techsonic acquisition due to the materiality of the transaction.

On October 3, 2005, subsequent to year end, the Company acquired the assets of Cannon downriggers and Bottomline fishfinders (Cannon/Bottomline) from Computrol, Inc., a wholly owned subsidiary of Armstrong International. The initial purchase price paid was $10,400. An adjustment to the purchase price based on closing working capital values is expected, but is not expected to be material. The transaction was funded using existing cash on hand. Cannon/Bottomline will be included in the Company’s Marine Electronics Group.

4	INDEBTEDNESS

Short-term credit facilities provide for borrowings with interest rates set periodically by reference to market rates. Subsequent to year-end, on October 7, 2005, the Company entered into a new $75,000 unsecured revolving credit agreement expiring in October 2010. This new revolving credit agreement replaces the former $30,000 unsecured revolving credit agreement that was set to expire on December 29, 2005. The interest rate on this new revolving credit agreement equals the sum of (a) the London Interbank Rate (LIBOR) and (b) a range of 1.25% and 1.50%, depending on the Company’s leverage ratio.

The Company utilizes letters of credit for trade financing purposes. Letters of credit outstanding at September 30, 2005 totaled $2,544.

At September 30, 2005 and October 1, 2004, the Company had no outstanding borrowings under its then existing revolving credit agreement. The Company has lines of credit, both foreign and domestic, with availability totaling $34,819 as of September 30, 2005.

Long-term debt at the end of the respective years consisted of the following:

	2005	2004
2001 senior notes	$40,000	$50,000
1998 senior notes	10,800	12,800
1996 senior notes	─	4,200
Other	─	23
	50,800	67,023
Fair value adjustment of hedged debt	─	(4)
	50,800	67,019
Less current maturities	13,000	16,222
	$37,800	$50,797

In December 2001, the Company issued unsecured senior notes with an interest rate of 7.82%. The 2001 senior notes have annual principal payments of $10,000 with a final payment due December 2008.

In 1998, the Company issued unsecured senior notes with an interest rate of 7.15%. The 1998 senior notes have annual principal payments of $800 to $7,000 with a final payment due October 2007.

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

The fair value of the Company’s interest rate swap agreements was approximately $(4) at October 1, 2004 and included in other assets on the consolidated balance sheet. All prior fair value hedges were 100% effective. As a result, there was no impact to earnings due to hedge ineffectiveness.

On November 6, 2003, the Company terminated the swap instruments relating to the 1998 and 2001 debt instruments and realized gains of $161 and $747, respectively, which are being amortized as a reduction in interest expense over the remaining life of the underlying debt instruments. The unamortized gain related to the 1998 and 2001 instruments was $15 and $328 as of September 30, 2005 and October 1, 2004, respectively.

The Company had no outstanding interest rate swap agreements at September 30, 2005.

Aggregate scheduled maturities of long-term debt in each of the next four years ending September 2009 are as follows:

Year
2006	$13,000
2007	17,000
2008	10,800
2009	10,000

Interest paid was $4,929, $5,577 and $4,762 for 2005, 2004 and 2003, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of September 30, 2005 and October 1, 2004 was approximately $54,696 and $73,915, respectively. The carrying value of all other financial instruments approximates their fair value.

Certain of the Company’s loan agreements require that Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a 51% majority of the directors. At November 1, 2005, the Johnson Family held approximately 3,437,584 shares or approximately 43% of the Class A common stock, approximately 1,204,946 shares or approximately 99% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole. The agreements also contain restrictive covenants regarding the Company’s net worth, indebtedness, fixed charge coverage and distribution of earnings. The Company is in compliance with the restrictive covenants of such agreements, as amended from time to time.

5	LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases with an initial lease term in excess of one year at September 30, 2005 were as follows:

Year	Related parties included in total	Total
2006	$683	$5,401
2007	520	3,436
2008	539	2,994
2009	558	2,503
2010	577	1,927
Thereafter	597	3,167

Rental expense under all leases was approximately $7,652, $7,814 and $6,926 for 2005, 2004 and 2003, respectively.

The Company makes commitments in a broad variety of areas, including capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

The Company has entered into an inventory purchase agreement with one of its suppliers. Under the terms of this agreement, the Company guarantees that upon the occurrence of an event of default with respect to the credit facilities between the supplier and its bank, the Company will purchase up to a maximum declining amount of good quality inventory over the period through August 1, 2006. The schedule of obligations in the event of default is as follows:

•	Through February 28, 2006 - Up to $2,500.
•	From March 1, 2006 to May 31, 2006 - Up to $2,000
•	From June 1, 2006 to August 1, 2006 - Up to $1,500.

6	INCOME TAXES

Income tax expense (benefit) for the respective years consisted of the following:

	2005	2004	2003
Current:
Federal	$(247)	$315	$23
State	91	48	71
Foreign	4,870	4,346	4,545
Deferred	287	1,338	(358)
	$5,001	$6,047	$4,281

The net deferred tax asset was increased $1,495 and $691 for 2005 and 2004, respectively, as a result of the allocation of the purchase price on the Techsonic acquisition.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2005	2004
Deferred tax assets:
Inventories	$2,316	$2,426
Compensation	6,956	6,654
Foreign tax credit carryforwards	—	225
Goodwill and other intangibles	424	1,128
Net operating loss carryforwards	17,330	15,486
Other	6,212	5,709
Total gross deferred tax assets	33,238	31,628
Less valuation allowance	4,568	5,353
	28,670	26,275
Deferred tax liabilities:
Foreign statutory reserves	877	599
Net deferred tax asset	$27,793	$25,676

The net deferred tax asset is recorded as $8,118 in current and $19,675 in non-current assets for 2005 and $8,737 in current and $16,939 in non-current assets for 2004.

Following is the income before income taxes for domestic and foreign operations:

	2005	2004	2003
United States	$3,794	$5,399	$110
Foreign	8,308	9,337	9,592
	$12,102	$14,736	$9,702

The significant differences between the statutory federal tax rate and the effective income tax rates are as follows:

	2005	2004	2003
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
Foreign rate differential	9.2	5.2	11.0
Foreign operating losses	0.1	0.2	0.1
Other	(2.0)	1.6	(1.0)
	41.3%	41.0%	44.1%

The foreign rate differential of 9.2, 5.2 and 11.0 for 2005, 2004 and 2003, respectively, is comprised of several foreign tax related items including the statutory rate differential in each year and a German income tax audit in 2003 and 2005.

At September 30, 2005, the Company has U.S. federal operating loss carryforwards of $31,365 which begin to expire in 2012, as well as various state net operating loss carryforwards. In addition, certain of the Company’s foreign subsidiaries have net operating loss carryforwards totaling $1,734. These operating loss carryforwards are available to offset future taxable income over the next 7 to approximately 20 years. They are anticipated to be utilized during this period except to the degree the Company has established a valuation allowance for the expected under-utilization of state operating loss carryforwards and tax credit carryforwards. During 2005, 2004 and 2003, state and foreign net operating loss carryforwards were utilized, resulting in a reduction in income tax expense of $532, $539 and $384, respectively.

Taxes paid were $5,746, $4,922 and $10,708 for 2005, 2004 and 2003, respectively.

7	EMPLOYEE BENEFITS

Net periodic pension cost, for significant noncontributory defined benefit pension plans, include the following components.

	2005	2004	2003
Service cost	$628	$574	$464
Interest on projected benefit obligation	943	886	878
Less estimated return on plan assets	825	764	676
Amortization of unrecognized:
Net loss	111	100	11
Prior service cost	24	26	26
Transition asset	(2)	(42)	(71)
Net amount recognized	$879	$780	$632

The following provides a reconciliation of the changes in the plans benefit obligation and fair value of assets for 2005 and 2004 and a statement of the funded status at the end of each year:

	2005	2004
Projected benefit obligation:
Projected benefit obligation at beginning of year	$15,317	$13,153
Service cost	628	574
Interest cost	943	886
Actuarial loss	3,147	1,385
Benefits paid	(695)	(681)
Projected benefit obligation at end of year	$19,340	$15,317
Fair value of plan assets:
Fair value of plan assets at beginning of year	$9,989	$8,459
Actual return on plan assets	940	997
Company contributions	626	1,214
Benefits paid	(695)	(681)
Fair value of plan assets at end of year	$10,860	$9,989
Funded status:
Funded status of the plan	$(8,480)	$(5,328)
Unrecognized net loss	6,681	3,760
Unrecognized prior service cost	21	45
Unrecognized transition asset	(5)	(8)
Net liability recognized	$(1,783)	$(1,531)

The accumulated benefit obligation for the plans was $15,452 and $12,611 at September 30, 2005 and October 1, 2004, respectively.

The following summarizes the components of the net liability recognized in the consolidated balance sheets at the end of the respective years:

	2005	2004
Accrued benefit liability	$(4,592)	$(2,664)
Intangible asset	21	41
Accumulated other comprehensive income	2,788	1,092
Net liability recognized	$(1,783)	$(1,531)

The Company anticipates making contributions to the defined benefit pension plans of $871 through October 15, 2006.

Estimated benefit payments from the defined benefit plans to participants for the next five years ending September 2010 and five years thereafter are as follows:

Year
2006	$683
2007	677
2008	669
2009	657
2010	644
Thereafter	3,798

Actuarial assumptions used to determine the projected benefit obligation are as follows:

	2005	2004	2003
Discount rate	5.25%	6.25%	7.25%
Long-term rate of return	8	8	8
Average salary increase rate	4	4	5

The impact of the change in discount rates resulted in an actuarial loss of $3,029 in 2005 and $1,278 in 2004.

To determine the long-term rate of return assumption for plan assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonability and appropriateness. The Company uses measurement dates of October 1 to determine pension expenses for each year and August 31 to determine the fair value of the pension assets.

The Company’s pension plans weighted average asset allocations at September 30, 2005 and October 1, 2004, by asset category were as follows:

	2005	2004
Equity securities	54%	53%
Fixed income securities	44	44
Other securities	2	3
Total	100%	100%

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

A majority of the Company’s full-time employees are covered by defined contribution programs. Expense attributable under the defined contribution programs was approximately $2,700, $2,600 and $2,500 for 2005, 2004 and 2003, respectively.

8	PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

9	COMMON STOCK

Common stock at the end of the respective years was as follows:

	2005	2004
Class A, $.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	7,796,340	7,599,831
Class B, $.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,219,667	1,221,715

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s Stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2005, 2004 and 2003, respectively, 2,048, 932 and 82 shares of Class B common stock were converted into Class A common stock.

10	STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to four years from the date of grant. Stock options generally have a term of 10 years. Current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. The Company granted 39,094, 2,515 and 4,830 shares with a total value of $680, $50 and $50 in restricted stock during 2005, 2004 and 2003, respectively. Amortization expense related to the restricted stock was $102, $50 and $52, respectively, during 2005, 2004 and 2003. In December 2002, the Company adopted a phantom share plan to provide an alternative vehicle for the granting of long-term incentives. In 2005, 2004 and 2003, expense recorded under the phantom share plan totaled $148, $410 and $69, respectively. There were no grants of phantom shares in 2005 and the Company does not anticipate further grants of phantom shares going forward. No stock appreciation rights have been granted.

During 2005, the terms of options granted to a former officer of the Company were modified. These modifications resulted in non-cash compensation expense of $403.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 27, 2002	1,064,019	$9.06
Granted	20,750	10.36
Exercised	(256,327)	7.26
Cancelled	(137,557)	13.79
Outstanding at October 3, 2003	690,885	8.80
Granted	9,750	19.88
Exercised	(189,201)	8.21
Cancelled	(30,668)	19.63
Outstanding at October 1, 2004	480,766	8.56
Granted	11,520	17.07
Exercised	(144,252)	7.44
Cancelled	(5,000)	21.75
Outstanding at September 30, 2005	343,034	$9.13

Shares available for grant to key executives and non-employee directors are 617,296 at September 30, 2005.

The range of options outstanding at September 30, 2005 is as follows:
The range of options outstanding at September 30, 2005 is as follows:

Price Range per Share	Number of Options Outstanding/Exercisable	Weighted Average Exercise Price Outstanding/Exercisable	Weighted Average Remaining Contractual Life (in years)
$ 5.31 - 7.65	166,384/166,384	$6.83/6.83	5.3
7.66 - 10.00	106,780/106,780	8.33/8.33	3.8
10.01 - 22.06	69,870/58,350	15.80/15.56	5.1
	343,034/331,514	$9.13/8.85	4.8

11	RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family and other related parties. These include consulting services, aviation services, office rental, royalties and certain administrative activities. Total net costs of these transactions were $2,436, $1,865 and $2,106 for 2005, 2004 and 2003, respectively.

12	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate global business units, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

Net sales and operating profit include both sales to customers, as reported in the Company’s Consolidated Statements of Operations, and interunit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business unit at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2005	2004	2003
Net sales:
Marine Electronics:
Unaffiliated customers	$145,051	$109,317	$85,703
Interunit transfers	181	461	867
Outdoor Equipment:
Unaffiliated customers	75,286	90,139	72,704
Interunit transfers	55	54	82
Watercraft:
Unaffiliated customers	80,374	75,172	78,971
Interunit transfers	475	791	946
Diving:
Unaffiliated customers	79,363	80,059	77,974
Interunit transfers	41	15	38
Other	616	587	540
Eliminations	(752)	(1,321)	(1,933)
	$380,690	$355,274	$315,892
Operating profit (loss):
Marine Electronics	$21,572	$17,762	$11,993
Outdoor Equipment	11,208	16,365	12,136
Watercraft	(4,353)	(9,787)	(8,983)
Diving	4,901	9,949	8,579
Other	(17,796)	(15,161)	(12,112)
	$15,532	$19,128	$11,613
Depreciation and amortization expense:
Marine Electronics	$2,865	$1,950	$1,536
Outdoor Equipment	368	380	367
Watercraft	2,643	2,896	3,167
Diving	2,100	2,170	2,020
Other	1,528	1,312	1,108
	$9,504	$8,708	$8,198
Additions to property, plant and equipment:
Marine Electronics	$2,856	$1,918	$1,773
Outdoor Equipment	217	408	529
Watercraft	2,080	2,569	3,102
Diving	776	1,793	2,598
Other	874	1,156	1,765
	$6,803	$7,844	$9,767
Total assets:
Marine Electronics	$56,926	$57,793
Outdoor Equipment	23,901	31,156
Watercraft	50,096	55,943
Diving	91,488	95,280
Other	60,907	53,541
	$283,318	$293,714
Goodwill, net:
Marine Electronics	$10,013	$11,508
Outdoor Equipment	563	563
Watercraft	5,600	5,533
Diving	21,557	22,254
	$37,733	$39,858

A summary of the Company’s operations by geographic area is presented below:

	2005	2004	2003
Net sales:
United States:
Unaffiliated customers	$301,796	$276,893	$242,100
Interarea transfers	7,294	7,016	6,760
Europe:
Unaffiliated customers	48,233	48,919	46,792
Interarea transfers	13,320	11,601	10,593
Other:
Unaffiliated customers	30,662	29,462	27,000
Interarea transfers	1,230	2,480	3,170
Eliminations	(21,845)	(21,097)	(20,523)
	$380,690	$355,274	$315,892
Total assets:
United States	$166,901	$177,354
Europe	91,374	90,718
Other	25,043	25,642
	$283,318	$293,714
Long-term assets(1):
United States	$47,559	$51,326
Europe	27,461	28,166
Other	2,588	2,642
	$77,608	$82,134
(1) Long-term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

The Company’s Outdoor Equipment business recognized sales to the U.S. military totaling $45,126, $55,678 and $42,444 in 2005, 2004 and 2003, respectively.

13	VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reserves of Businesses Acquired or Sold	Less Deductions	Balance at End of Year
Year ended September 30, 2005:
Allowance for doubtful accounts	$2,807	$379	$—	$640	$2,546
Reserves for inventory valuation	2,642	431	—	510	2,563
Valuation of deferred tax assets	5,353	—	—	785	4,568
Reserves for sales returns	1,456	1,023	—	1,156	1,323
Year ended October 1, 2004:
Allowance for doubtful accounts	4,214	(16)	269	1,660	2,807
Reserves for inventory valuation	3,842	1,073		2,273	2,642
Valuation of deferred tax assets	6,527	—	—	1,174	5,353
Reserves for sales returns	1,016	1,112	526	1,198	1,456
Year ended October 3, 2003:
Allowance for doubtful accounts	4,028	1,216	—	1,030	4,214
Reserves for inventory valuation	2,183	3,296	—	1,637	3,842
Valuation of deferred tax assets	8,398	—	—	1,871	6,527
Reserves for sales returns	852	690	—	526	1,016
Deductions include the net impact of foreign currency fluctuations on the respective accounts.

14	LITIGATION

The Company is subject to various legal actions and proceedings in the normal course of business, including those related to product liability, intellectual property and environmental matters. The Company is insured against loss for certain of these matters. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome of any pending litigation will have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

On December 22, 2003, the Company entered into a confidential settlement agreement with a former employee. Under the terms of the agreement the Company was entitled to receive up to $2.0 million. The funds related to the settlement were received and recorded during fiscal 2004 and are reflected in the operating results of the Company for fiscal 2004.

15 TERMINATED BUY-OUT PROPOSAL

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

16	QUARTERLY FINANCIAL SUMMARY (unaudited)

The following summarizes quarterly operating results:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Net sales	$74,982	$62,941	$106,168	$95,595	$122,445	$121,166	$77,095	$75,572
Gross profit	30,272	26,970	45,774	42,279	51,718	50,202	28,590	28,167
Operating profit (loss)	(75)	1,346	8,398	8,686	11,820	13,687	(4,611)	(4,589)
Net income (loss)	$(1,031)	$160	$4,738	$4,796	$6,794	$7,491	$(3,398)	$(3,758)
Basic earnings (loss) per common share:	$(0.12)	$0.02	$0.55	$0.56	$0.79	$0.87	$(0.39)	$(0.44)
Diluted earnings (loss) per common share:	$(0.12)	$0.02	$0.54	$0.55	$0.77	$0.85	$(0.39)	$(0.44)

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year. Each of the fiscal quarters in 2005 and 2004 was thirteen weeks long, ending on the Friday nearest to the calendar quarter end.