Form 10-Q
period 2005-12-30
JOHNSON OUTDOORS INC
filed 2006-02-08
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-16255

JOHNSON OUTDOORS INC.
(Exact name of Registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1536083 (I.R.S. Employer Identification No.)

555 Main Street, Racine, Wisconsin 53403
(Address of principal executive offices)

(262) 631-6600
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]     No [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [     ]     Accelerated filer  [ X ]       Non-accelerated filer [     ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [    ]       No [ X ]

As of January 12, 2006, 7,859,567 shares of Class A and 1,219,667 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended
	December 30 2005	December 31 2004
Net sales	$72,563	$74,982
Cost of sales	43,134	44,710
Gross profit	29,429	30,272
Operating expenses:
Marketing and selling	18,290	17,833
Administrative management, finance and information systems	9,290	10,069
Research and development	2,661	2,445
Total operating expenses	30,241	30,347
Operating loss	(812)	(75)
Interest income	(88)	(107)
Interest expense	991	1,197
Other expenses (income), net	69	(119)
Loss before income taxes	(1,784)	(1,046)
Income tax benefit	(690)	(15)
Net loss	$(1,094)	$(1,031)
Basic and diluted loss per common share	$(0.12)	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	December 30 2005 (unaudited)	September 30 2005 (audited)	December 31 2004 (unaudited)
Assets
Current assets:
Cash and temporary cash investments	$45,206	$72,111	$34,980
Accounts receivable, less allowance for doubtful accounts of $2,931, $2,546 and $3,045, respectively	62,465	48,274	57,736
Inventories, net	62,704	51,885	65,523
Income taxes refundable	1,509	746	2,322
Deferred income taxes	8,140	8,118	8,780
Other current assets	4,866	4,901	7,754
Total current assets	184,890	186,035	177,095
Property, plant and equipment, net	30,627	31,393	33,980
Deferred income taxes	19,670	19,675	16,873
Goodwill	42,196	37,733	42,007
Intangible assets, net	3,980	3,780	3,937
Other assets	4,884	4,702	4,225
Total assets	$286,247	$283,318	$278,117
Liabilities And Shareholders' Equity
Current liabilities:
Short-term notes payable	$28,000	$—	$4,023
Current maturities of long-term debt	17,000	13,000	13,001
Accounts payable	19,110	17,872	18,649
Accrued liabilities:
Salaries, wages and benefits	9,871	17,052	8,661
Accrued discounts and returns	5,020	4,613	4,661
Accrued interest payable	777	1,804	717
Other	11,935	14,855	14,796
Total current liabilities	91,713	69,196	64,508
Long-term debt, less current maturities	20,800	37,800	37,800
Other liabilities	9,815	9,888	7,550
Total liabilities	122,328	116,884	109,858
Shareholders' equity:
Preferred stock: none issued	—	—	—
Common stock:
Class A shares issued: December 30, 2005, 7,859,567; September 30, 2005, 7,796,340; December 31, 2004, 7,618,331	393	390	381
Class B shares issued (convertible into Class A): December 30, 2005, 1,219,667; September 30, 2005, 1,219,667; December 31, 2004, 1,221,715	61	61	61
Capital in excess of par value	54,791	55,279	52,850
Retained earnings	108,206	109,300	101,166
Contingent compensation	-	(598)	(7)
Accumulated other comprehensive income	468	2,002	13,808
Total shareholders' equity	163,918	166,434	168,259
Total liabilities and shareholders' equity	$286,247	$283,318	$278,117

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Three Months Ended
	December 30 2005	December 31 2004
Cash Used For Operating Activities
Net loss	$(1,094)	$(1,031)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,342	2,590
Deferred income taxes	(41)	53
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(13,350)	(6,639)
Inventories, net	(7,473)	(3,257)
Accounts payable and accrued liabilities	(10,183)	(14,891)
Other, net	492	(1,619)
	(29,307)	(24,794)
Cash Used For Investing Activities
Payments for purchase of business	(10,400)	—
Additions to property, plant and equipment	(1,470)	(1,682)
Proceeds from sold property, plant and equipment	—	365
	(11,870)	(1,317)
Cash Provided By (Used For) Financing Activities
Net borrowings from short-term notes payable	28,000	—
Principal payments on senior notes and other long-term debt	(13,000)	(16,200)
Common stock transactions	1	127
	15,001	(12,073)
Effect of foreign currency fluctuations on cash	(729)	3,592
Decrease in cash and temporary cash investments	(26,905)	(34,592)
Cash And Temporary Cash Investments
Beginning of period	72,111	69,572
End of period	$45,206	$34,980

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1          Basis of Presentation

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of December 30, 2005 and the results of operations and cash flows for the three months ended December 30, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Because of seasonal and other factors, the results of operations for the three months ended December 30, 2005 are not necessarily indicative of the results to be expected for the full year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2          Earnings (loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	December 30 2005	December 31 2004
Net loss	$(1,094)	$(1,031)
Weighted average common shares - Basic and Diluted	8,977,317	8,598,839
Basic and diluted loss per common share	$(0.12)	$(0.12)

The effect of stock options and restricted stock on diluted loss per share has not been presented given the impact would be anti-dilutive because of the net loss in each period.

3          Stock-Based Compensation and Stock Ownership Plans

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” requiring the Company to recognize compensation expense related to the fair value of its employee stock awards. The Company recognizes the cost of all employee stock awards on a straight-line basis over the vesting period of the award.

Total stock compensation expense for prior stock option grants recognized by the Company during the three months ended December 30, 2005 was $14, or $9 net of taxes. The Company expects that total stock compensation expense for prior stock option grants for fiscal 2006 will be approximately $55 before the effect of income taxes.

JOHNSON OUTDOORS INC.

Prior to October 1, 2005, the Company accounted for its employee stock awards under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, no stock option-based employee compensation cost was recognized in the income statement prior to October 1, 2005, as stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized in fiscal 2006 includes compensation cost for all options granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The current stock based award plans also allow for the issuance of restricted stock or stock appreciation rights in lieu of options. Grants totaling 62,726 shares of restricted stock were made to certain key executives on December 12, 2005. Unvested restricted stock issued and outstanding as of December 30, 2005 totaled 101,820 shares having an unamortized value of $1,543, which will be amortized through November 2008. The Company recognized expense of $94 and $12 related to restricted stock in the three months ended December 30, 2005 and December 31, 2004, respectively. The accounting treatment in prior periods for amortization of compensation expense related to restricted stock was consistent with the current treatment under SFAS 123(R).  As a result of adopting SFAS 123(R) on October 1, 2005, the Company no longer records restricted stock in the balance sheet upon grant, with a debit to contingent compensation, but rather as the restricted stock is earned over the applicable vesting period. Previously recorded contingent compensation was reversed against capital in excess of par value on October 1, 2005 and will be amortized to expense, with a credit to capital in excess of par value, over the remaining vesting period.

The Company's employees’ stock purchase plan provides for the issuance of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant or the end of the offering period, whichever is lower. Shares available for purchase by employees under this plan were 82,842 at December 30, 2005. The Company anticipates there will be another grant under the employees’ stock purchase plan in the fiscal quarter ending March 31, 2006 which will result in compensation expense pursuant to SFAS 123(R).

As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s loss before income taxes and net loss for the period ended December 30, 2005, are $14 and $9 higher, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and fully diluted earnings per share for the period ended December 30, 2005 would not change from the reported loss of $0.12 per diluted share if the Company had not adopted SFAS No. 123(R). Basic and fully diluted earnings per share for the period ended December 31, 2004 would not change from the reported loss of $0.12 per diluted share if the Company had early adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), the Company presented all excess tax benefits of deductions resulting from the exercise of stock options or vesting of restricted stock as operating cash flows in the Statement of Cash Flows. Beginning on October 1, 2005 the Company changed its cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or restricted stock (excess tax benefits) to be classified as financing cash flows.

The pro forma information below, presented for the Company’s quarter ended December 31, 2004, was determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

JOHNSON OUTDOORS INC.

Three Months Ended
December 31 2004
Net loss	$(1,031)
Total stock-based compensation included in net loss, net of tax	13
Total stock-based compensation expense determined under fair value method, net of tax	(15)
Pro forma net loss	$(1,033)
Basic earnings per common share
As reported	$(0.12)
Pro forma	$(0.12)
Diluted earnings per common share
As reported	$(0.12)
Pro forma	$(0.12)

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

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	343,034	$9.13
Exercised	(501)	7.42
Cancelled	(4,000)	22.06
Outstanding at December 30, 2005	338,533	$8.98

Options to purchase 462,266 shares of common stock with a weighted average exercise price of $8.63 per share were outstanding at December 31, 2004.

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized expense under the phantom stock plan of $73 and $119 in the three months ended December 30, 2005 and December 31, 2004, respectively. The Company made payments on $274 to participants in the plan during the three months ended December 30, 2004. There were no grants of phantom shares in fiscal 2005 or the first quarter of fiscal 2006 and the Company does not anticipate further grants of phantom shares going forward.

JOHNSON OUTDOORS INC.

4          Pension Plans

The components of net periodic benefit cost related to Company sponsored benefit plans for the three months ended December 30, 2005 and December 31, 2004 were as follows.

	Three Months Ended
	December 30 2005	December 31 2004
Components of net periodic benefit cost:
Service cost	$157	$144
Interest on projected benefit obligation	235	222
Less estimated return on plan assets	(206)	(191)
Amortization of unrecognized:
Net loss	28	25
Prior service cost	6	6
Transition asset	—	(10)
Net amount recognized	$220	$196

5         Restructuring

Diving

In September 2005, the Company’s Diving business approved a plan to consolidate distribution in Europe. These actions will result in the closure of warehouses in Germany, Italy and Switzerland and office space in France over the second and third quarters of fiscal 2006. Additionally, actions were taken during fiscal 2005 to reorganize the European management structure to unify the marketing and sales efforts across Europe. The Company expects that this decision will result in the reduction of 14 positions.

The Diving business realized a favorable settlement on estimated employee termination benefits in the quarter ended December 30, 2005, resulting in a recovery of $25. Costs anticipated during the remainder of fiscal 2006 are estimated to total $384 and include employee termination benefits, lease termination costs and losses on assets to be disposed. These charges are and will be included in the “Administrative management, finance and information systems” line in the Consolidated Statements of Operations.

A summary of charges, payments and accruals for the quarter ended December 30, 2005 are as follows:

Accrued liabilities as of September 30, 2005	$718
Activity during quarter ended December 30, 2005:
Additional charges (recoveries)	(25)
Settlement payments and other	(684)
Accrued liabilities as of December 30, 2005	$9

JOHNSON OUTDOORS INC.

Watercraft

On July 27, 2004, the Company announced plans to outsource manufacturing of its Grand Rapids, Michigan facility, and to shift production from Mansonville, Canada to its Old Town, Maine operation, as part of the Company's on-going efforts to increase efficiency and improve profitability of its Watercraft business unit. The Company ceased manufacturing operations at both locations in September 2004. The decision resulted in the reduction of 71 positions. Costs and charges associated with these actions were $3.8 million and were incurred across fiscal years 2005 and 2004. There were no charges impacting fiscal 2006.

A summary of payments and accruals for fiscal 2006 were as follows:

Accrued liabilities as of September 30, 2005	$526
Settlement payments	(175)
Accrued liabilities as of December 30, 2005	$351

6         Income Taxes

The provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The effective tax rate for the three months ended December 30, 2005 was 38.7% compared to 1.4% in the corresponding period of the prior year. The prior year effective tax rate was impacted by the non-deductibility of costs related to the then on-going proposed buy-out transaction. The buy-out transaction was subsequently terminated on March 31, 2005 and became deductible.

7         Inventories

Inventories at the end of the respective periods consist of the following:

	December 30 2005	September 30 2005	December 31 2004
Raw materials	$24,214	$20,195	$25,535
Work in process	2,683	2,886	2,132
Finished goods	38,543	31,367	40,776
	65,440	54,448	68,443
Less reserves	2,736	2,563	2,920
	$62,704	$51,885	$65,523

8          Acquisition

On October 3, 2005, the Company acquired the assets of Cannon downriggers and Bottomline fishfinders (Cannon/Bottomline) from Computrol, Inc., a wholly owned subsidiary of Armstrong International. The initial purchase price paid was $10,400. An adjustment to the purchase price based on closing working capital in the amount of $537 was received by the Company on January 19, 2006. The transaction was funded using existing cash on hand. Cannon/Bottomline will be included in the Company’s Marine Electronics Group. The final allocation of the purchase price has not been finalized as of the date on which this report was filed. Pro-forma financial information related to the Cannon/Bottomline acquisition has not been presented due to the immateriality of the transaction.

JOHNSON OUTDOORS INC.

9          Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for the three months ended December 30, 2005 and December 31, 2004.

	December 30 2005	December 31 2004
Balance at beginning of quarter	$3,287	$3,533
Expense accruals for warranties issued during the period	481	529
Less current period warranty claims paid	585	546
Balance at end of quarter	$3,183	$3,614

10      Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income (loss) and comprehensive income (loss) is due to cumulative foreign currency translation adjustments. Weakening, primarily by the Euro, Swiss franc, Canadian dollar and other worldwide currencies against the U.S. dollar created the translation adjustment loss for the three months ended December 30, 2005.

Comprehensive income (loss) for the respective periods consists of the following:

	Three Months Ended
	December 30 2005	December 31 2004
Net loss	$(1,094)	$(1,031)
Translation adjustments	(1,534)	8,424
Comprehensive income (loss)	$(2,628)	$7,393

11       Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company’s Outdoor Equipment business recognized net sales to the United States military which totaled approximately 12.2% and 20.0% of total Company’s net sales during the quarters ended December 30, 2005 and December 31, 2004, respectively.

Net sales and operating profit include both sales to customers, as reported in the Company's consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company's operations in each business unit at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended
	December 30 2005	December 31 2004
Net sales:
Marine electronics:
Unaffiliated customers	$29,966	$27,738
Interunit transfers	8	111
Outdoor equipment:
Unaffiliated customers	14,517	18,840
Interunit transfers	7	11
Watercraft:
Unaffiliated customers	12,261	11,963
Interunit transfers	23	103
Diving:
Unaffiliated customers	15,742	16,321
Interunit transfers	76	3
Other	77	120
Eliminations	(114)	(228)
	$72,563	$74,982
Operating profit (loss):
Marine electronics	$2,416	$2,887
Outdoor equipment	1,648	3,408
Watercraft	(2,491)	(2,819)
Diving	66	(136)
Other	(2,451)	(3,415)
	$(812)	$(75)
Total assets (end of period):
Marine electronics	$75,600	$69,045
Outdoor equipment`	26,799	23,473
Watercraft	56,060	59,683
Diving	92,295	102,394
Other	35,493	23,522
	$286,247	$278,117

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

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three months ended December 30, 2005 and December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

Overview

The Company designs, manufactures and markets top-quality outdoor recreational products. Through a combination of innovative products and strong marketing and distribution, the Company meets the needs of the consumer, seeking to set itself apart from the competition. Its subsidiaries comprise a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

Quarterly sales are historically lowest during the first fiscal quarter when the Company is ramping up for its primary selling season for its outdoor recreational products. The 3.2% decline in net sales for the three months ended December 30, 2005 resulted primarily from the anticipated decline in military tent sales. Key changes include:

▪
Marine Electronics had a 7.6% increase in quarterly sales due primarily to the continued growth of Humminbird, and the acquisition of Cannon/Bottomline brands on October 3, 2005 which added $1.2 million in sales to the division during the quarter.

▪	Watercraft continued its positive momentum with sales 1.8% ahead of last year’s first quarter due to the favorable reception of new products.
▪	Diving revenues declined 3.1% due to unfavorable currency fluctuations of $1.0 million.
▪	Outdoor Equipment revenues decreased 23.0% due entirely to a 29.1% decline ($4.6 million) in military tent sales from the prior year quarter.

JOHNSON OUTDOORS INC.

Debt-to-total capitalization stands at 29% at the end of the quarter, higher than the prior year’s first quarter end as the Company incurred short-term borrowings to meet working capital needs.

Due to the seasonality of the Company’s businesses, first quarter results are not expected to be indicative of the Company's primary selling period, which takes place in its second and third fiscal quarters. The table below sets forth a historical view of the Company’s seasonality.

Year Ended
	September 30, 2005		October 1, 2004		October 3, 2003
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	20%	—%	18%	7%	17%	1%
March	28	54	27	45	27	53
June	32	76	34	72	34	77
September	20	(30)	21	(24)	22	(31)
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s sales and operating profit (loss) by segment are summarized as follows:

(millions)	Three Months Ended
	December 30 2005	December 31 2004
Net sales:
Marine electronics	$30.0	$27.9
Outdoor equipment	14.5	18.8
Watercraft	12.3	12.1
Diving	15.8	16.3
Other/eliminations	-	(0.1)
Total	$72.6	$75.0
Operating profit (loss):
Marine electronics	$2.4	$2.9
Outdoor equipment	1.6	3.4
Watercraft	(2.5)	(2.8)
Diving	0.1	(0.1)
Other/eliminations	(2.4)	(3.5)
Total	$(0.8)	$(0.1)

See Note 11 of notes to the consolidated financial statements for the definition of segment net sales and operating profits.

JOHNSON OUTDOORS INC.

Net sales on a consolidated basis for the three months ended December 30, 2005 totaled $72.6 million, a decrease of 3.2% or $2.4 million, compared to $75.0 million in the three months ended December 31, 2004. The Company acquired the Cannon/Bottomline businesses on October 3, 2005. Net sales for the Cannon/Bottomline businesses for the three months ended December 30, 2005 were $1.2 million. Foreign currency fluctuations unfavorably impacted quarterly sales by $1.0 million in the three months ended December 30, 2005. Two of the Company’s business units had sales growth over the prior year. The Marine Electronics business sales increased $2.1 million, or 7.6%, to $30.0 million. This increase was primarily the result of growth in the Humminbird business as well as the addition of the Cannon/Bottomline businesses. Sales for the Watercraft business increased slightly, 1.8% higher than the prior year’s first quarter. Outdoor Equipment business net sales declined $4.3 million, or 23.0%, to $14.5 million resulting from the declines in military tent sales in the current fiscal year. The Company anticipated this decline in military tent sales based on its current contracts outstanding. The Diving business sales decreased $0.5 million, or 3.1%, to $15.8 million, including unfavorable currency fluctuations totaling $1.0 million resulting from the weakening of the Euro against the U.S. Dollar.

Gross profit as a percentage of sales was 40.6% for the three months ended December 30, 2005 compared to 40.4% in the corresponding period in the prior year. The overall increase in gross margin rate was driven by Watercraft and Diving, who benefited from improvements in operations as well as new product launches. Outdoor Equipment business gross margin rates declined, mainly attributable to the loss of military tent business. The Marine Electronics gross margin rate was flat. Minn Kota business gross margin rates were flat and gross margin rates for the Humminbird business were improved over prior year but still lower than historical Marine Electronics rates.

The Company recognized an operating loss of $0.8 million for the three months ended December 30, 2005 compared to an operating loss of $0.1 million for the corresponding period of the prior year. Diving reported an operating profit of $0.1 million. Watercraft operating losses for the three months were improved over the losses incurred in the prior year as a result of improvements made to the business’s operations. The Outdoor Equipment business declines in operating profit were the result of the reduction in military tent sales. Marine Electronics operating profits declined on lower Minn Kota volume as well as increased spending on research and development. Operating profit in fiscal 2005 was also negatively impacted by expenses (approximately $0.9 million) recorded at the corporate level related to the proposed buy-out transaction, which did not occur and was terminated on March 31, 2005.

Interest expense declined to $1.0 million for the three months ended December 30, 2005, from $1.2 million for the three months ended December 31, 2004. In the current year, the Company benefited from reductions in overall debt levels.

Interest income was $0.1 million for the three months ended December 30, 2005, flat as compared to the same period a year ago.

The Company’s effective tax rate for the three months ended December 30, 2005 was 38.7%, compared to 1.4% for the corresponding period of the prior year. The prior year effective tax rate was impacted by the non-deductibility of costs related to the then on-going proposed buy-out transaction. The buy-out transaction was subsequently terminated on March 31, 2005 and the costs became deductible.

Net Loss

Net loss for the three months ended December 30, 2005 was $1.1 million, or $0.12 per diluted share, compared to net loss of $1.0 million, or $0.12 per diluted share, for the corresponding period of the prior year due to the factors noted above.

JOHNSON OUTDOORS INC.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	Three Months Ended
	December 30 2005	December 31 2004
Cash provided by (used for):
Operating activities	$(29.3)	$(24.8)
Investing activities	(11.9)	(1.3)
Financing activities	15.0	(12.1)
Effect of exchange rate changes	(0.7)	3.6
Decrease in cash and temporary cash investments	$(26.9)	$(34.6)

In its first fiscal quarter, the Company typically invests in operating assets in anticipation of the Company’s strongest selling season, which is in the second and third quarters of the Company’s fiscal year.

The Company's debt-to-total capitalization ratio has increased to 29% as of December 30, 2005 from 25% as of December 31, 2004, as the Company incurred short-term borrowings to meet working capital needs.

Operating Activities

Cash flows used for operations totaled $29.3 million for the three months ended December 30, 2005 compared with $24.8 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $13.4 million for the three months ended December 30, 2005, compared to an increase of $6.6 million in the year ago period. Inventories increased by $7.5 million for the three months ended December 30, 2005 compared to an increase of $3.3 million in the prior year comparable period. The inventory build in the current year is primarily related to a build-up of products for the Company’s selling season. The Company believes it is producing products at levels adequate to meet expected customer demand.

Accounts payable and accrued liabilities decreased $10.2 million for the three months ended December 30, 2005 versus a decrease of $14.9 million for the corresponding period of the prior year. The decreases during the quarters ended December 30, 2005 and December 31, 2004 was the result of settlement of various accruals.

Depreciation and amortization charges were $2.3 million for the three months ended December 30, 2005 and $2.6 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $11.9 million for the three months ended December 30, 2005 and $1.3 million for the corresponding period of the prior year. Capital expenditures totaled $1.5 million for the three months ended December 30, 2005 and $1.7 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements. In 2006, capital expenditures are anticipated to be in line with prior year levels. These expenditures are expected to be funded by working capital or existing credit facilities. Additionally on October 3, 2005, the Company acquired the assets of Cannon/Bottomline for an initial purchase price of $10.4 million. An adjustment to the purchase price based on closing working capital in the amount of $0.5 million was received by the Company on January 19, 2006.

JOHNSON OUTDOORS INC.

Financing Activities

Cash flows provided by financing activities totaled $15.0 million for the three months ended December 30, 2005 and cash flows used for financing activities totaled $12.1 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $13.0 million and $16.2 million during the first quarters of fiscal years 2006 and 2005, respectively.

On October 7, 2005, the Company entered into a new $75 million unsecured revolving credit facility agreement expiring October 7, 2010. Available credit under this agreement, along with cash provided by operating activities, is expected to provide adequate funding for the Company’s operations through October 7, 2010. The Company had borrowings outstanding on revolving credit facilities of $28.0 million ($25.0 million at an interest rate of 5.05% and $3.0 million at an interest rate of 7.25%) as of December 30, 2005. The Company incurred short-term borrowings to meet working capital needs.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at December 30, 2005.

	Payment Due by Period
(millions)	Total	Remainder 2006	2007/08	2009/10	2011 & After
Long-term debt	$37.8	$—	$17.0	$20.8	$—
Short-term debt	28.0	28.0	—	—	—
Operating lease obligations	18.2	2.9	7.4	4.3	3.6
Open purchase orders	58.4	58.4	—	—	—
Contractually obligated interest payments	5.4	1.5	2.3	1.6	—
Total contractual obligations	$147.8	$90.8	$26.7	$26.7	$3.6

Interest obligations on short-term debt are included in the contractually obligated interest payments above only to the extent accrued as of December 30, 2005. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the borrowings against that facility and the variable interest rates on that facility.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at December 30, 2005 total $3.7 million.

The Company has entered into an inventory purchase agreement with one of its suppliers. Under the terms of this agreement, the Company guarantees that upon the occurrence of an event of default with respect to the credit facilities between the supplier and its bank, the Company will purchase up to a maximum declining amount of good quality inventory over the period through August 1, 2006. The schedule of obligations in the event of default is as follows:

●	Through February 28, 2006 - Up to $2.5 million.
●	From March 1, 2006 to May 31, 2006 - Up to $2.0 million.
●	From June 1, 2006 to August 1, 2006 - Up to $1.5 million.

The Company has no other off-balance sheet arrangements.

JOHNSON OUTDOORS INC.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. In the past the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2005 or the first quarter of fiscal 2006.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. The Company had no interest rate swaps, caps or collars outstanding as of December 31, 2005 or September 30, 2005.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at December 30, 2005:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$0.5	$0.4

The Company has outstanding $37.8 million in unsecured senior notes as of December 30, 2005. The senior notes bear interest rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate senior notes was $40.1 million as of December 30, 2005.

JOHNSON OUTDOORS INC.

Other Factors

The Company experienced inflationary pressures during 2005 on energy, metals and resins. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2005 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended December 30, 2005.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

Item 4.      Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

JOHNSON OUTDOORS INC.

PART II OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

	4.15	Revolving Credit Agreement, dated as of October 7, 2005, by and among Johnson Outdoors Inc.

	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________
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
Signatures Dated: February 8, 2006
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

/s/ David W. Johnson
David W. Johnson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

JOHNSON OUTDOORS INC.

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description

4.15	Revolving Credit Agreement, dated as of October 7, 2005, by and among Johnson Outdoors Inc.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.