Form 10-Q
period 2006-03-31
JOHNSON OUTDOORS INC
filed 2006-05-10
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [    ] Accelerated filer [ X ] Non-accelerated filer [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

As of April 17, 2006, 7,869,285 shares of Class A common stock and 1,217,977 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Form 10-Q

March 31, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Six Months Ended
	March 31 2006	April 1 2005	March 31 2006	April 1 2005
Net sales	$107,374	$106,168	$179,937	$181,150
Cost of sales	63,033	60,394	106,167	105,104
Gross profit	44,341	45,774	73,770	76,046
Operating expenses:
Marketing and selling	24,435	23,337	42,725	41,169
Administrative management, finance and information systems	7,885	10,323	16,598	19,875
Research and development	2,833	2,586	5,494	5,031
Amortization of intangibles	—	50	45	101
Profit sharing	917	1,080	1,448	1,546
Total operating expenses	36,070	37,376	66,310	67,722
Operating profit	8,271	8,398	7,460	8,324
Interest income	(134)	(61)	(222)	(168)
Interest expense	1,352	1,088	2,342	2,286
Other (income) expense, net	222	(603)	293	(721)
Income before income taxes	6,831	7,974	5,047	6,927
Income tax expense	2,657	3,236	1,968	3,221
Net income	$4,174	$4,738	$3,079	$3,706
Basic Earnings Per Common Share	$0.46	$0.55	$0.34	$0.43
Diluted Earnings Per Common Share	$0.46	$0.54	$0.34	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	March 31 2006 (unaudited	)	September 30 2005 (audited	)	April 1 2005 (unaudited	)
Assets
Current assets:
Cash and temporary cash investments	$31,710		$72,111		$11,338
Accounts receivable, less allowance for doubtful accounts of $2,684, $2,546 and $3,106, respectively	99,367		48,274		89,141
Inventories, net	73,664		51,885		69,411
Income taxes refundable	—		746		—
Deferred income taxes	8,333		8,118		8,787
Other current assets	6,784		4,901		8,856
Total current assets	219,858		186,035		187,533
Property, plant and equipment, net	30,773		31,393		33,043
Deferred income taxes	19,657		19,675		16,788
Goodwill	42,209		37,733		40,765
Intangible assets, net	3,920		3,780		3,866
Other assets	4,970		4,702		4,243
Total assets	$321,387		$283,318		$286,238
Liabilities And Shareholders’ Equity
Current liabilities:
Short-term notes payable	$39,000		$—		$488
Current maturities of long-term debt	17,000		13,000		13,000
Accounts payable	27,525		17,872		22,984
Accrued liabilities:
Salaries, wages and benefits	14,060		17,052		12,268
Accrued discounts and returns	4,972		4,613		4,803
Accrued interest payable	886		1,804		1,666
Income taxes payable	2,004		—		546
Other	17,903		14,855		16,845
Total current liabilities	123,350		69,196		72,600
Long-term debt, less current maturities	20,800		37,800		37,800
Other liabilities	7,897		9,888		7,391
Total liabilities	152,047		116,884		117,791
Shareholders’ equity:
Preferred stock: none issued	—		—		—
Common stock:
Class A shares issued: March 31, 2006, 7,868,440; September 30, 2005, 7,796,340; April 1, 2005, 7,638,833	393		390		382
Class B shares issued (convertible into Class A): March 31, 2006, 1,218,822; September 30, 2005, 1,219,667; April 1, 2005, 1,221,715	61		61		61
Capital in excess of par value	55,113		55,279		53,088
Retained earnings	112,379		109,300		105,903
Contingent compensation	—		(598)		—
Accumulated other comprehensive income	1,394		2,002		9,013
Total shareholders’ equity	169,340		166,434		168,447
Total liabilities and shareholders’ equity	$321,387		$283,318		$286,238

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Six Months Ended
	March 31 2006	April 1 2005
Cash Used For Operating Activities
Net income	$3,079	$3,706
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,077	4,982
Deferred income taxes	(222)	131
Change in assets and liabilities:
Accounts receivable, net	(50,074)	(38,760)
Inventories, net	(18,226)	(8,204)
Accounts payable and accrued liabilities	11,778	(321)
Other, net	(3,924)	(2,573)
	(52,512)	(41,039)
Cash Used For Investing Activities
Payments for purchases of business	(9,863)	—
Net additions to property, plant and equipment	(3,974)	(3,510)
	(13,837)	(3,510)
Cash Provided By (Used For) Financing Activities
Principal payments on senior notes and other long-term debt	(13,000)	(16,200)
Net borrowings from short-term notes payable	39,000	477
Common stock transactions	11	292
	26,011	(15,431)
Effect of foreign currency fluctuations on cash	(63)	1,746
Decrease in cash and temporary cash investments	(40,401)	(58,234)
Cash And Temporary Cash Investments
Beginning of period	72,111	69,572
End of period	$31,710	$11,338

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of March 31, 2006 and the results of operations for the three and six months ended March 31, 2006 and cash flows for the six months ended March 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Because of seasonal and other factors, the results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	March 31 2006	April 1 2005	March 31 2006	April 1 2005
Net income	$4,174	$4,738	$3,079	$3,706
Basic weighted average common shares outstanding	8,983,002	8,604,815	8,980,160	8,601,827
Dilutive stock options and restricted stock	144,079	171,511	154,912	175,669
Diluted weighted average common shares	9,127,081	8,776,326	9,135,072	8,777,496
Basic earnings per common share	$0.46	$0.55	$0.34	$0.43
Diluted earnings per common share	$0.46	$0.54	$0.34	$0.42

3         Stock-Based Compensation and Stock Ownership Plans

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, requiring the Company to recognize compensation expense related to the fair value of its employee stock awards. The Company recognizes the cost of all employee stock awards on a straight-line basis over the vesting period of the award.

Total stock compensation expense for prior stock option grants recognized by the Company during the three months and six months ended March 31, 2006 was $22 and $36, respectively, or $15 and $24, respectively, net of taxes. The Company expects that total stock compensation expense for prior stock option grants for fiscal 2006 will be approximately $54 before the effect of income taxes.

Prior to October 1, 2005, the Company accounted for its employee stock awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Generally, no stock option-based employee compensation cost was recognized in the income statement prior to October 1, 2005, as stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized in fiscal 2006 includes compensation cost for all options granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The current stock based award plans also allow for the issuance of restricted stock or stock appreciation rights in lieu of options. Unvested restricted stock issued and outstanding as of March 31, 2006 totaled 98,890 shares having an unamortized value of $1,390, which will be amortized to expense through November 2008. The Company recognized expense related to restricted stock of $289 and $383 in the three months and six months ended March 31, 2006 and $7 and $20 in the three months and six months ended April 1, 2005. The accounting treatment in prior periods for amortization of compensation expense related to restricted stock was consistent with the current treatment under SFAS 123(R). As a result of adopting SFAS 123(R) on October 1, 2005, the Company no longer records restricted stock in the balance sheet upon grant, with a debit to contingent compensation, but rather as the restricted stock is earned over the applicable vesting period. Previously recorded contingent compensation was reversed against capital in excess of par value on October 1, 2005 and will be amortized to expense, with a credit to capital in excess of par value, over the remaining vesting period for such restricted stock.

A summary of unvested restricted stock activity related to the Company’s plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 30, 2005	36,164	$17.42
Restricted stock grants	69,754	16.70
Restricted stock vested	(7,028)	17.78
Unvested restricted stock at March 31, 2006	98,890	$16.89

The Company’s employees’ stock purchase plan provides for the issuance of Class A common stock at a purchase price of not less than 85% of the fair market value at the date of grant or the end of the offering period, whichever is lower. Shares available for purchase by employees under this plan were 82,842 at March 31, 2006. The Company issued 7,285 shares under the Plan on April 19, 2006. Compensation expense calculated pursuant to SFAS 123(R) of $22 for the employees’ stock purchase plan was recorded during the three months ended March 31, 2006.

As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s income before income taxes for the three months ended March 31, 2006, was $22 and $36 lower and net income for the three and six months ended March 31, 2006 was $15 and $24 lower than if the Company had continued to account for share-based compensation under Opinion 25. Basic and fully diluted earnings per share for the three and six months ended March 31, 2006 of $0.46 and $0.34 would not change if the Company had not adopted SFAS No. 123(R). Basic and fully diluted earnings per share for the three and six months ended April 1, 2005 would have been impacted as shown in the pro forma information below, determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

	Three Months Ended	Six Months Ended
	April 1 2005	April 1 2005
Net income	$4,738	$3,706
Total stock-based employee compensation included in net income, net of tax	5	13
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(9)	(15)
Pro forma net income	$4,734	$3,704
Basic earnings per common share
As reported	$0.55	$0.43
Pro forma	$0.55	$0.42
Diluted earnings per common share
As reported	$0.54	$0.42
Pro forma	$0.54	$0.42

Prior to the adoption of SFAS No. 123(R), the Company presented all excess tax benefits of deductions resulting from the exercise of stock options or vesting of restricted stock as operating cash flows in the Statement of Cash Flows. Beginning on October 1, 2005 the Company changed its cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows generated by the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or restricted stock (excess tax benefits) to be classified as financing cash flows.

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

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years	)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	343,034	$9.13
Exercised	(1,501)	$7.42
Cancelled	(4,000)	$22.06
Outstanding at March 31, 2006	337,533	$8.98	4.17		$2,993,466
Exercisable at March 31, 2006	328,317	$8.75	4.03		$2,986,830

Options to purchase 441,764 shares of common stock with a weighted average exercise price of $8.65 per share were outstanding at April 1, 2005.

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized expense under the phantom stock plan of $65 and $138 during the three months and six months ended March 31, 2006 and April 1, 2005, respectively. The Company made payments of $411 to participants in the plan during the six months ended March 31, 2006. There were no grants of phantom shares in fiscal 2005 or the first half of fiscal 2006 and the Company does not anticipate further grants of phantom shares going forward.

4         Pension Plans

The components of net periodic benefit cost related to Company administered benefit plans for the three and six months ended March 31, 2006 and April 1, 2005, respectively, were as follows.

	Three Months Ended		Six Months Ended
	March 31 2006	April 1 2005	March 31 2006	April 1 2005
Components of net periodic benefit cost:
Service cost	$157	$144	$314	$288
Interest on projected benefit obligation	235	222	470	444
Less estimated return on plan assets	206	191	412	382
Amortization of unrecognized:
Net loss	28	25	56	50
Prior service cost	6	6	12	12
Transition asset	—	(10)	—	(20)
Net amount recognized	$220	$196	$440	$392

5         Restructuring

Diving

In September 2005, the Company’s Diving business approved a plan to consolidate distribution in Europe. These actions will result in the closure of warehouses in Germany, Italy and Switzerland and office space in France over the remainder of fiscal 2006. Additionally, actions were taken during fiscal 2005 to reorganize the European management structure to unify the marketing and sales efforts across Europe. The Company expects that this decision will result in the reduction of 14 positions.

The Diving business recognized costs of $199 and $174 during the three and six months ended March 31, 2006 related to this restructuring. Charges for the six months ended March 31, 2006 consisted of $13 of one-time termination benefits and $161 of building reconfiguration, moving and other costs. The first quarter of this year included a $25 recovery against an estimated payout for one-time termination benefits. Costs anticipated during the remainder of fiscal 2006 are estimated to total $185 and are expected to include employee termination benefits, lease termination costs, moving and losses on assets to be disposed. These charges are and will be included in the “Administrative management, finance and information systems” line in the Consolidated Statements of Operations.

A summary of charges, payments and accruals for the six months ended March 31, 2006 are as follows:

Accrued liabilities as of September 30, 2005	$718
Activity during six months ended March 31, 2006:
Additional charges	174
Settlement payments and other	(861)
Accrued liabilities as of March 31, 2006	$31

Watercraft

On July 27, 2004, the Company announced plans to outsource manufacturing of its Grand Rapids, Michigan facility, and to shift production from Mansonville, Canada to its Old Town, Maine facility, as part of the Company’s on-going efforts to increase efficiency and improve profitability of its Watercraft business unit. The Company ceased manufacturing operations at both locations in September 2004. The decision resulted in the reduction of 71 positions. Costs and charges associated with these actions were $3.8 million and were incurred across fiscal years 2005 and 2004. There were no charges impacting fiscal 2006 operating results.

A summary of payments and accruals for the six months ended March 31, 2006 were as follows:

Accrued liabilities as of September 30, 2005	$526
Settlement payments	(370)
Accrued liabilities as of March 31, 2006	$156

6         Income Taxes

The provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The effective tax rate for the three months and six months ended March 31, 2006 was 38.9% and 39.0%, respectively, compared to 40.6% and 46.5%, respectively, in the corresponding periods of the prior year. The prior year effective tax rate was impacted by the expected non-deductibility of costs related to the then on-going proposed buy-out transaction. The buy-out transaction was subsequently terminated on March 31, 2005 and the associated costs were determined to be deductible.

7         Inventories

Inventories at the end of the respective periods consist of the following:

	March 31 2006	September 30 2005	April 1 2005
Raw materials	$28,560	$20,195	$27,534
Work in process	3,234	2,886	1,626
Finished goods	44,540	31,367	43,293
	76,334	54,448	72,453
Less reserves	2,670	2,563	3,042
	$73,664	$51,885	$69,411

8         New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 was effective for the Company October 1, 2005. The effect of adoption of this standard was not material to the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires a voluntary change in accounting principle be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principles had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle.

In addition, SFAS 154 carries forward, without change, the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for the Company for accounting changes and corrections of errors made after September 30, 2006.

9         Acquisition

On October 3, 2005, the Company acquired certain assets from Computrol, Inc., a wholly owned subsidiary of Armstrong International, related to the manufacture and sales of Cannon branded downriggers and Bottom Line branded fishfinders (Cannon/Bottom Line). The final purchase price paid was $9,863. The transaction was funded with existing cash. Cannon/Bottom Line is included in the Company’s Marine Electronics Group. The final allocation of the purchase price has not been finalized as of the date on which this report was filed. Pro-forma financial information related to the Cannon/Bottom Line acquisition has not been presented due to the immateriality of the transaction.

10       Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity during the six months ended March 31, 2006 and April 1, 2005.

	March 31 2006	April 1 2005
Balance at beginning of period	$3,287	$3,533
Expense accruals for warranties issued during the period	1,673	1,046
Warranty accruals assumed	100	—
Less current period warranty claims paid	1,700	1,057
Balance at end of period	$3,360	$3,522

11       Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income and comprehensive income is due to cumulative foreign currency translation adjustments. For the six months ended March 31, 2006 a weakening of the Euro, Swiss franc, Canadian dollar and other worldwide currencies against the U.S. dollar created the translation adjustment loss, while for the three months ended March 31, 2006 those currencies strengthened against the U.S. Dollar creating translation adjustment income.

Comprehensive income (loss) for the respective periods consists of the following:

	Three Months Ended		Six Months Ended
	March 31 2006	April 1 2005	March 31 2006	April 1 2005
Net income	$4,174	$4,738	$3,079	$3,706
Translation adjustments	926	(4,795)	(608)	3,629
Comprehensive income (loss)	$5,100	$(57)	$2,471	$7,335

12       Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its net sales during the three months ended March 31, 2006. The Company’s Outdoor Equipment business recognized net sales to the United States military which totaled approximately 11.3% of the total Company net sales during the six months ended March 31, 2006 and 11.2% and 14.8% of the total Company net sales during the three months and six months ended April 1, 2005, respectively.

Net sales and operating profit include both sales to customers, as reported in the Company’s consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company’s operations in each business unit at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	March 31 2006	April 1 2005	March 31 2006	April 1 2005
Net sales:
Marine electronics:
Unaffiliated customers	$51,554	$47,145	$81,520	$74,884
Interunit transfers	18	48	26	107
Outdoor equipment:
Unaffiliated customers	18,505	20,861	33,021	39,701
Interunit transfers	9	7	16	18
Watercraft:
Unaffiliated customers	20,195	18,827	32,456	30,790
Interunit transfers	49	185	72	288
Diving:
Unaffiliated customers	17,031	19,236	32,772	35,557
Interunit transfers	88	7	165	11
Other/Corporate	89	99	168	218
Eliminations	(164)	(247)	(279)	(424)
	$107,374	$106,168	$179,937	$181,150
Operating profit:
Marine electronics	$8,445	$9,214	$10,861	$12,101
Outdoor equipment	2,970	3,060	4,618	6,467
Watercraft	(1,140)	(964)	(3,631)	(3,783)
Diving	969	1,450	1,035	1,314
Other/Corporate	(2,973)	(4,362)	(5,423)	(7,775)
	$8,271	$8,398	$7,460	$8,324
Total assets (end of period):
Marine electronics			$99,112	$85,836
Outdoor equipment			33,917	27,317
Watercraft			70,171	68,596
Diving			93,594	83,437
Other/Corporate			24,593	21,052
			$321,387	$286,238

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

14       Subsequent Event

On April 24, 2006 the Company announced that its President and Chief Operating Officer, Jervis B. Perkins would be leaving the Company effective May 5, 2006. The terms of this separation include $1,000 in severance to be paid over a twelve month period beginning May 5, 2006, continuation of health insurance benefits for a twelve month period and outplacement services. This severance and benefit continuance, net of accruals for vacation, bonuses and equity compensation forfeited will result in a charge of approximately $850 during the Company’s third quarter ending June 30, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and six months ended March 31, 2006 and April 1, 2005. This discussion should be read in conjunction with the consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; adverse weather conditions; and unanticipated events related to the terminated buy-out proposal. Such uncertainties and other risks that may affect the Company’s performance are discussed further in the Company’s other filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, which are used in this Form 10-Q: Minn Kota®, Cannon®, Humminbird®, Bottom Line®, Fishin’ Buddy®, Silva®, Eureka!®, Old Town®, Ocean Kayak™, Necky®, Escape®, Extrasport®, Carlisle®, Scubapro®, and UWATEC®.

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

For the three months ended March 31, 2006 the 1.1% increase in net sales over the same period in the prior fiscal year was the result of increases in net sales in the Marine Electronics and Watercraft businesses offset by declines in the Diving business and in military sales, which were anticipated. Key changes included:

▪
Marine Electronics had a 9.4% increase in quarterly net sales due primarily to the continued growth of the Humminbird brand, and the acquisition of Cannon/Bottom Line brands on October 3, 2005 which added $3.3 million in net sales to the segment during the quarter.

▪	Watercraft continued its positive momentum with net sales 6.5% ahead of last year’s second quarter due to the favorable reception of new products and continued brand strength.
▪	Diving revenues declined 11.0% primarily due to declines in net sales in European countries which were also impacted by unfavorable currency fluctuations of $1.1 million.
▪
Outdoor Equipment revenues decreased 11.3% due in large part to a 27.7% decline ($3.7 million) in military sales from the prior year quarter. These declines were offset by improvements in both the consumer and commercial product lines within this segment.

For the six months ended March 31, 2006, the 0.7% decrease in net sales was the result of the $8.3 million decline in military sales and the unfavorable impact of currency translation on sales, mainly in the Diving business.

Debt-to-total capitalization stands at 31% at the end of the quarter, higher than the prior year’s second quarter end as the Company incurred short-term borrowings to meet working capital needs.

The Company’s business is very seasonal in nature. The second quarter ended March 31, 2006 falls within the Company’s primary selling season. The table below sets forth a historical view of the Company’s seasonality.

Year Ended
	September 30, 2005		October 1, 2004		October 3, 2003
Quarter Ended	Net Sales	Operating Profit (Loss )	Net Sales	Operating Profit (Loss )	Net Sales	Operating Profit (Loss )
December	20%	—%	18%	7%	17%	1%
March	28	54	27	45	27	53
June	32	76	34	72	34	77
September	20	(30)	21	(24)	22	(31)
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment are summarized as follows:

(millions)	Three Months Ended		Six Months Ended
	March 31 2006	April 1 2005	March 31 2006	April 1 2005
Net sales:
Marine electronics	$51.6	$47.1	$81.5	$75.0
Outdoor equipment	18.5	20.9	33.0	39.7
Watercraft	20.2	19.0	32.5	31.1
Diving	17.1	19.2	32.9	35.6
Other/eliminations	—	—	—	(0.2)
Total	$107.4	$106.2	$179.9	$181.2
Operating profit:
Marine electronics	$8.4	$9.2	$10.9	$12.1
Outdoor equipment	3.0	3.1	4.6	6.5
Watercraft	(1.1)	(1.0)	(3.6)	(3.8)
Diving	1.0	1.5	1.0	1.3
Other/eliminations	(3.0)	(4.4)	(5.4)	(7.8)
Total	$8.3	$8.4	$7.5	$8.3

See Note 12 of the notes to the consolidated financial statements for the definition of segment net sales and operating profit.

Net sales on a consolidated basis for the three months ended March 31, 2006 totaled $107.4 million, an increase of 1.1% or $1.2 million, compared to $106.2 million during the three months ended April 1, 2005. The increase in net sales was due in part to the Company’s acquisition of the Cannon/Bottom Line businesses on October 3, 2005. Net sales for the Cannon/Bottom Line businesses for the three months ended March 31, 2006 were $3.3 million. Foreign currency translations unfavorably impacted quarterly net sales by $1.1 million in the second quarter of fiscal 2006. The Marine Electronics business net sales increased $4.5 million, or 9.4%, to $51.6 million which include the net sales of the acquired Cannon/Bottom Line businesses noted above. The Watercraft business net sales increased $1.2 million, or 6.5%, to $20.2 million due to favorable reception of new products. Net sales for the Outdoor Equipment business decreased $2.4 million, or 11.3%, to $18.5 million due in large part to a 27.7% decline ($3.7 million) in military sales from the prior year quarter. These declines were offset by improvements in both the consumer and commercial product lines within this segment. The Diving business net sales decreased $2.1 million, or 11.0%, to $17.1 million, including unfavorable currency translations totaling $1.1 million resulting primarily from movement of the Euro and Swiss Franc against the U.S. Dollar. The declines in the Diving business are the result of continued market softness in Europe.

Net sales on a consolidated basis for the six months ended March 31, 2006 decreased $1.3 million, or 0.7%, to $179.9 million, compared to $181.2 million in the six months ended April 1, 2005. Net sales for the Cannon/Bottom Line businesses for the six months ended March 31, 2006 were $4.4 million. Additionally, foreign currency translations unfavorably impacted year-to-date net sales by $2.1 million. The Marine Electronics business net sales increased $6.5 million, or 8.7%, to $81.5 million due to growth in the Humminbird business as well as the addition of the Cannon/Bottom Line businesses. The Watercraft business net sales increased $1.4 million, or 4.7%, to $32.5 million due to favorable reception of new products. Net sales for the Outdoor Equipment business decreased $6.7 million, or 16.8%, to $33.0 million primarily as a result of declining military sales. The Diving business net sales decreased $2.7 million, or 7.4%, to $32.9 million, including a $2.1 million unfavorable impact caused by movement of the Euro and Swiss Franc against the U.S. Dollar.

Gross profit as a percentage of net sales was 41.3% for the three months ended March 31, 2006 compared to 43.1% in the corresponding period in the prior year. An unfavorable mix of products negatively impacted the Marine Electronics business in both Minn Kota and Humminbird branded product sales. Higher commodity costs for components negatively affected all businesses, especially the Watercraft business where resin costs have increased substantially from last year. Lower net sales and margins in Europe negatively impacted the Diving business.

Gross profit as a percentage of net sales was 41.0% for the six months ended March 31, 2006 compared to 42.0% in the corresponding period in the prior year. Gross margin percentages were adversely affected by an unfavorable mix of product sales in the Marine Electronics business, higher commodity costs affecting all businesses and a decline in the proportion of the Diving business to the overall Company net sales.

The Company recognized operating profit of $8.3 million for the three months ended March 31, 2006 compared to an operating profit of $8.4 million for the corresponding period of the prior year. For the six months ended March 31, 2006 operating profit was $7.5 million compared to operating profit for the same period in the prior year of $8.3 million. Operating profit in fiscal 2005 year-to-date was also negatively impacted by $2.0 million in costs related to the proposed buy-out transaction, which did not occur and was terminated on March 31, 2005. Additionally, the Company benefited by $0.6 million in the second quarter this year from the settlement of an outstanding legal dispute. This recovery of costs reduced operating expenses. The decrease in the Company’s operating profit during the current year-to-date period from the same period last year was largely due to the same factors described above that reduced the Company’s gross profit in the current year period.

Interest expense totaled $1.4 million for the three months ended March 31, 2006, compared to $1.1 million in the corresponding period of the prior year as the Company has incurred increased short term borrowings in fiscal 2006 to meet working capital needs. Interest expense for the six months ended March 31, 2006 was $2.3 million, flat compared to the corresponding period of the prior year.

Interest income was comparable in both years with $0.1 million in the first quarter and $0.2 million year-to-date. Other income for the quarter ended April 1, 2005 included $0.6 million in favorable currency exchange rate gains.

The Company’s effective tax rate for the three and six months ended March 31, 2006 was 38.9% and 39.0%, respectively, compared to 40.6% and 46.5%, respectively, for the corresponding periods of the prior year. The effective tax rate in the prior year-to-date period was impacted unfavorably by the non-deductible treatment of certain expenses related to the buy-out proposal.

Net Income

Net income for the three months ended March 31, 2006 was $4.2 million, or $0.46 per diluted share, compared to $4.7 million, or $0.54 per diluted share, for the corresponding period of the prior year.

Net income for the six months ended March 31, 2006 was $3.1 million, or $0.34 per diluted share, compared to $3.7 million, or $0.42 per diluted share, for the corresponding period of the prior year.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	Six Months Ended
	March 31 2006	April 1 2005
Cash used for:
Operating activities	$(52.5)	$(41.0)
Investing activities	(13.8)	(3.5)
Financing activities	26.0	(15.4)
Effect of exchange rate changes	(0.1)	1.7
Decrease in cash and temporary cash investments	$(40.4)	$(58.2)

Historically, as of the end of the Company’s second fiscal quarter each year, the Company is heavily invested in operating assets to support its selling season, which is strongest in the second and third quarters of the Company’s fiscal year.

The Company’s debt to total capitalization ratio has increased to 31% as of March 31, 2006 from 23% as of April 1, 2005, as the Company has incurred short-term borrowings to meet working capital needs.

Operating Activities

Cash flows used for operations totaled $52.5 million for the six months ended March 31, 2006 compared with $41.0 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $50.1 million for the six months ended March 31, 2006, compared to an increase of $38.8 million in the prior year period. The increase in accounts receivable was driven by higher net sales in Marine Electronics and Watercraft and by slow payments on military sales. Inventories increased by $18.2 million for the six months ended March 31, 2006 compared to an increase of $8.2 million in the prior year period. The Company believes it is producing products at levels adequate to meet expected customer demand. Accounts payable and accrued liabilities increased $11.8 million for the six months ended March 31, 2006 versus a decrease of $0.3 million for the corresponding period of the prior year. This change is due to an increase in working capital assets and the timing of settlement of short term accrued obligations.

Depreciation and amortization charges were $5.1 million for the six months ended March 31, 2006 and $5.0 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $13.8 million for the six months ended March 31, 2006 and $3.5 million for the corresponding period of the prior year. Capital expenditures totaled $4.0 million for the six months ended March 31, 2006 and $3.5 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements. In 2006, capital expenditures are anticipated to be in line with prior year levels. These expenditures are expected to be funded by working capital or existing credit facilities. Additionally on October 3, 2005, the Company acquired the assets of Cannon/Bottom Line for a final purchase price of $9.9 million.

Financing Activities

Cash flows provided by financing activities totaled $26.0 million for the six months ended March 31, 2006 and used for financing activities totaled $15.4 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $13.0 million and $16.2 million during the first quarters of fiscal years 2006 and 2005, respectively.

On October 7, 2005, the Company entered into a new $75 million unsecured revolving credit facility agreement expiring October 7, 2010. Available credit under this agreement, along with cash provided by operating activities, is expected to provide adequate funding for the Company’s operations through October 7, 2010. The Company had borrowings outstanding on revolving credit facilities of $39.0 million ($23 million at an interest rate of 5.425% and $16 million at an interest rate of 5.55%) as of March 31, 2006. The Company incurred short-term borrowings to meet working capital needs.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements, operating leases and other contracts. The following schedule details these obligations at March 31, 2006.

	Payment Due by Period
(millions)	Total	Remainder 2006	2007/08	2009/10	2011 & After
Long-term debt	$37.8	$—	$27.8	$10.0	$—
Short-term debt	39.0	39.0	—	—	—
Operating lease obligations	16.7	2.7	6.4	4.4	3.2
Open purchase orders	54.2	54.2	—	—	—
Contractually obligated interest payments	5.4	1.5	3.5	0.4	—
Total contractual obligations	$153.1	$97.4	$37.7	$14.8	$3.2

Interest obligations on short-term debt are included in the contractually obligated interest payments above only to the extent accrued as of March 31, 2006. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the borrowings against that facility and the variable interest rates on that facility.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at March 31, 2006 totaled $3.5 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the net sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. The Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies. The Company had one foreign currency forward contract outstanding as of March, 31, 2006 for the purchase of $10.0 million Euros on April 24, 2006.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. The Company had no interest rate swaps, caps or collars outstanding as of March 31, 2006 or September 30, 2005.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company’s primary commodity price exposures are related to metals and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on all long term debt, including current maturities, outstanding at March 31, 2006:

(millions)	Estimated Impact on
	Fair Value	Income Before Income Taxes
Interest rate instruments	$0.5	$0.4

The Company has outstanding $37.8 million in unsecured senior notes as of March 31, 2006. The senior notes bear interest at rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate senior notes was $39.8 million as of March 31, 2006.

Other Factors

The Company experienced inflationary pressures during 2005 and 2006 on energy, metals and resins. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2005 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the six months ended March 31, 2006 except as noted below.

New Accounting Pronouncements

On October 1, 2005, the Company adopted SFAS No. 123(R), applying the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense related to the fair value of its employee stock awards. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations, and equity-based compensation was included as pro forma disclosure within the notes to the financial statements.

Total equity based compensation expense recognized by the Company during the three and six months ended March 31, 2006 was $0.4 million and $0.6 million, respectively. The Company recorded less than $0.1 million in equity-based compensation expense during the three and six months ended March 31, 2006 that was attributable to the adoption of SFAS No. 123(R). The Company expects that equity-based compensation expense for fiscal 2006 will be approximately $0.8 million based on current outstanding awards and assumptions applied. However, any significant awards granted during the remainder of fiscal 2006, requiring changes in the estimated forfeiture rates or significant changes in the market price of the Company’s Common Stock, may impact this estimate.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 was effective for the Company October 1, 2005. The effect of adoption of this standard was not material to the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires a voluntary change in accounting principle be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward, without change, the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for the Company for accounting changes and corrections of errors made after September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of the shareholders held on March 1, 2006 (the “Annual Meeting”), the shareholders voted to elect the following individuals as directors for terms that expire at the next annual meeting:

	Votes Cast For	Votes Withheld	Total Votes Cast
Class A Directors:
Terry E. London	7,069,399	408,989	7,478,388
John M. Fahey, Jr.	7,068,549	409,839	7,478,388
Class B Directors:
Helen P. Johnson-Leipold	1,189,965	0	1,189,965
Thomas F. Pyle, Jr.	1,189,965	0	1,189,965
W. Lee McCollum	1,189,965	0	1,189,965
Edward F. Lang	1,189,965	0	1,189,965

At the Annual Meeting, the shareholders voted on one management proposal as set forth below:

	Votes Cast For	(1)	Votes Cast Against	(1)	Abstentions and Broker Non-votes	(1)	Total Votes Cast
Proposal to ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as auditors of the Company for its fiscal year ending September 29, 2006	19,325,034		16,307		36,698		19,378,039
___________________
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

______________________
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
Signatures Dated: May 10, 2006
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

____________________
(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.