Form 10-Q
period 2006-06-30
JOHNSON OUTDOORS INC
filed 2006-08-09
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 3, 2006, 7,858,800 shares of Class A common stock and 1,217,977 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Form 10-Q

June 30, 2006

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Nine Months Ended
	June 30 2006	July 1 2005	June 30 2006	July 1 2005
Net sales	$135,540	$122,445	$315,476	$303,595
Cost of sales	78,133	70,727	184,300	175,830
Gross profit	57,407	51,718	131,176	127,765
Operating expenses:
Marketing and selling	29,362	25,082	72,088	66,251
Administrative management, finance and information systems	9,379	11,314	25,976	31,188
Research and development	2,901	2,558	8,395	7,589
Losses related to New York flood	1,200	—	1,200	—
Profit sharing	600	894	2,051	2,441
Amortization of intangibles	53	50	97	151
Total operating expenses	43,495	39,898	109,807	107,620
Operating profit	13,912	11,820	21,639	20,145
Interest expense	1,573	1,019	3,915	3,305
Interest income	(118)	(23)	(340)	(191)
Other (income) expense, net	167	(189)	458	(909)
Income before income taxes	12,290	11,013	17,336	17,940
Income tax expense	5,727	4,219	7,694	7,440
Net income	$6,563	$6,794	$9,642	$10,500
Basic earnings per common share	$0.73	$0.79	$1.07	$1.22
Diluted earnings per common share	$0.72	$0.77	$1.05	$1.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	June 30 2006 (unaudited)	September 30 2005 (audited)	July 1 2005 (unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$43,629	$72,111	$39,625
Accounts receivable, less allowance for doubtful accounts of $2,518, $2,546 and $2,900, respectively	94,770	48,274	83,765
Inventories, net	65,388	51,885	55,127
Income taxes refundable	—	746	—
Deferred income taxes	8,315	8,118	8,732
Other current assets	8,337	4,901	6,492
Total current assets	220,439	186,035	193,741
Property, plant and equipment, net	31,344	31,393	32,016
Deferred income taxes	19,611	19,675	16,846
Goodwill	44,835	37,733	39,127
Intangible assets, net	3,823	3,780	3,789
Other assets	5,338	4,702	4,226
Total assets	$325,390	$283,318	$289,745
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$26,000	$—	$—
Current maturities of long-term debt	17,001	13,000	13,001
Accounts payable	21,501	17,872	20,895
Accrued liabilities:
Salaries, wages and benefits	17,495	17,052	14,978
Accrued discounts and returns	6,050	4,613	4,834
Accrued interest payable	384	1,804	613
Income taxes payable	6,915	—	4,327
Other	19,690	14,855	16,249
Total current liabilities	115,036	69,196	74,897
Long-term debt, less current maturities	20,806	37,800	37,800
Other liabilities	8,023	9,888	7,327
Total liabilities	143,865	116,884	120,024
Shareholders’ equity:
Preferred stock: none issued	—	—	—
Common stock:
Class A shares issued: June 30, 2006, 7,858,800; September 30, 2005, 7,796,340; July 1, 2005, 7,735,912	393	390	387
Class B shares issued (convertible into Class A): June 30, 2006, 1,217,977; September 30, 2005, 1,219,667; July 1, 2005, 1,221,715	61	61	61
Capital in excess of par value	55,325	55,279	54,754
Retained earnings	118,942	109,300	112,697
Contingent compensation	—	(598)	(613)
Accumulated other comprehensive income	6,804	2,002	2,435
Total shareholders’ equity	181,525	166,434	169,721
Total liabilities and shareholders’ equity	$325,390	$283,318	$289,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Nine Months Ended
	June 30 2006	July 1 2005
CASH USED FOR OPERATING ACTIVITIES
Net income	$9,642	$10,500
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	6,563	7,074
Amortization of non-cash equity compensation	494	440
Deferred income taxes	(105)	139
Change in assets and liabilities:
Accounts receivable, net	(44,530)	(34,747)
Inventories, net	(10,488)	4,738
Accounts payable and accrued liabilities	13,991	3,572
Other, net	(3,260)	(404)
	(27,693)	(8,688)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(9,863)	—
Additions to property, plant and equipment	(6,347)	(4,723)
	(16,210)	(4,723)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Borrowings on long-term debt	7	—
Principal payments on senior notes and other long-term debt	(13,000)	(16,224)
Net borrowings from short-term notes payable	26,000	—
Common stock transactions	150	769
	13,157	(15,455)
Effect of foreign currency fluctuations on cash	2,264	(1,081)
Decrease in cash and temporary cash investments	(28,482)	(29,947)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period	72,111	69,572
End of period	$43,629	$39,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1          Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and its subsidiaries (the Company) as of June 30, 2006 and the results of its operations for the three and nine months ended June 30, 2006 and its cash flows for the nine months ended June 30, 2006. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Because of seasonal and other factors, the results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

All significant intercompany transactions have been eliminated.

Certain reclassifications have been made to prior years’ amounts to conform with the current year presentation.

2          Accounts Receivables

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $94,770 as of June 30, 2006 from $48,274 as of September 30, 2005 is attributable to the seasonal nature of the Company's business. The calculation of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

3          Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods shown below:

	Three Months Ended		Nine Months Ended
	June 30 2006	July 1 2005	June 30 2006	July 1 2005
Net income	$6,563	$6,794	$9,642	$10,500
Basic weighted average common shares outstanding	8,996,414	8,638,218	8,985,578	8,613,957
Dilutive stock options and restricted stock	154,549	142,319	165,827	164,880
Diluted weighted average common shares	9,150,963	8,780,537	9,151,405	8,778,837
Basic earnings per common share	$0.73	$0.79	$1.07	$1.22
Diluted earnings per common share	$0.72	$0.77	$1.05	$1.20

JOHNSON OUTDOORS INC.

Stock options that could potentially dilute earnings per share in the future that were not included in the fully diluted computations because they would have been antidilutive totaled 9,750 and 19,750 for the three and nine months ended June 30, 2006 and 13,750 for both the three and nine months ended July 1, 2005.

4          Stock-Based Compensation and Stock Ownership Plans

On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, requiring the Company to recognize compensation expense related to the fair value of its employee stock awards. The Company recognizes the cost of all employee stock awards on a straight-line basis over the vesting period of the award.

Total stock compensation expense for prior stock options granted prior to October 1, 2005 and recognized by the Company during the three months and nine months ended June 30, 2006 was $14 and $50, respectively, or $9 and $33, respectively, net of taxes. The Company expects that total stock compensation expense for stock options granted prior to October 1, 2005 for fiscal 2006 will be approximately $54 before the effect of income taxes.

Prior to October 1, 2005, the Company accounted for its employee stock awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Generally, no stock option-based employee compensation cost was recognized in the statements of operations prior to October 1, 2005, as stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized in fiscal 2006 includes compensation cost for all options granted prior to, but not vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

A summary of stock option activity related to the Company’s plans follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	343,034	$9.13
Granted	-	$-
Exercised	(6,501)	$6.28
Cancelled	(4,000)	$22.06
Outstanding at June 30, 2006	332,533	$9.03	3.91	$2,735,846
Exercisable at June 30, 2006	323,317	$8.80	3.77	$2,734,971

Options to purchase 375,849 shares of common stock with a weighted average exercise price of $8.61 per share were outstanding at July 1, 2005.

JOHNSON OUTDOORS INC.

The current stock based award plans also allow for the issuance of restricted stock or stock appreciation rights in lieu of options. Unvested restricted stock issued and outstanding as of June 30, 2006 totaled 76,120 shares having an unamortized value of $955, which will be amortized to expense through November 2008. The Company recognized expense related to the issuance of restricted stock of $38 and $422 in the three months and nine months ended June 30, 2006 and $18 and $37 in the three months and nine months ended July 1, 2005. The accounting treatment in prior periods for amortization of compensation expense related to restricted stock was consistent with the current treatment under SFAS 123(R). As a result of adopting SFAS 123(R) on October 1, 2005, the Company no longer records restricted stock in the balance sheet upon grant, with a debit to contingent compensation, but rather as the restricted stock is earned over the applicable vesting period. Previously recorded contingent compensation was reversed against capital in excess of par value on October 1, 2005 and will be amortized to expense, with a credit to capital in excess of par value, over the remaining vesting period for such restricted stock.

A summary of unvested restricted stock activity related to the Company’s plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 30, 2005	36,164	$17.42
Restricted stock grants	69,754	16.70
Restricted stock cancelled	(22,770)	16.91
Restricted stock vested	(7,028)	17.78
Unvested restricted stock at June 30, 2006	76,120	$16.88

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. Shares available for purchase by employees under this plan were 75,557 at June 30, 2006. The Company issued 7,285 shares under the plan on April 19, 2006. Compensation expense calculated pursuant to SFAS 123(R) of $22 for the employees’ stock purchase plan was recorded during the three months ended March 31, 2006.

As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s income before income taxes for the three and nine months ended June 30, 2006, was $14 and $72 lower and net income for the three and nine months ended June 30, 2006 was $9 and $47 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and fully diluted earnings per share for the three and nine months ended June 30, 2006 would not change if the Company had not adopted SFAS No. 123(R). Basic and fully diluted earnings per share for the three and nine months ended July 1, 2005 would have been impacted as shown in the pro forma information shown below, determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

JOHNSON OUTDOORS INC.

	Three Months Ended	Nine Months Ended
	July 1 2005	July 1 2005
Net income	$6,794	$10,500
Total stock-based employee compensation expense included in net income, net of tax	278	291
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(20)	(37)
Pro forma net income	$7,052	$10,754
Basic earnings per common share
As reported	$0.73	$1.22
Pro forma	$0.82	$1.25
Diluted earnings per common share
As reported	$0.77	$1.20
Pro forma	$0.80	$1.23

Prior to the adoption of SFAS No. 123(R), the Company presented all excess tax benefits of deductions resulting from the exercise of stock options or vesting of restricted stock as operating cash flows in the Statement of Cash Flows. Beginning on October 1, 2005, the Company changed its cash flow presentation with respect to the exercise of stock options or vesting of restricted stock in accordance with SFAS No. 123(R). SFAS No. 123(R) requires the cash flows generated by the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options or restricted stock (excess tax benefits) to be classified as financing cash flows.

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized expense under the phantom stock plan during the three and nine months ended June 30, 2006 due to the forfeiture of unvested amounts related to the departure of participants from the Company. For the three months ended June 30, 2006, a net recovery of $84 was realized while for the nine months ended June 30, 2006, a net expense of $54 was recognized. For the three and nine months ended July 1, 2005 there was a recovery of $52 and expense of $112, respectively. The Company made payments of $411 to participants in the plan during the nine months ended June 30, 2006. There were no grants of phantom shares in fiscal 2005 or the first nine months of fiscal 2006 and the Company does not anticipate further grants of phantom shares going forward.

JOHNSON OUTDOORS INC.

5          Pension Plans

The components of net periodic benefit cost related to Company administered benefit plans for the three and nine months ended June 30, 2006 and July 1, 2005, respectively, were as follows.

	Three Months Ended		Nine Months Ended
	June 30 2006	July 1 2005	June 30 2006	July 1 2005
Components of net periodic benefit cost:
Service cost	$157	$183	$471	$470
Interest on projected benefit obligation	236	264	708	708
Less estimated return on plan assets	(206)	(236)	(619)	(619)
Amortization of unrecognized:
Net loss	28	34	84	84
Prior service cost	6	6	18	18
Transition asset	—	16	—	(2)
Net periodic benefit cost	$221	$267	$662	$659

6          Restructuring

            Diving

In September 2005, the Company’s Diving business unit approved a plan to consolidate distribution in Europe. These actions resulted in the closure of warehouses in Germany, Italy and Switzerland and office space in France during the Company’s two most recent fiscal quarters ended June 30, 2006. Additionally, actions were taken during fiscal 2005 to reorganize the European management structure to unify the marketing and sales efforts across Europe. This decision resulted in the reduction of 14 positions.

The Diving business recognized costs of $178 and $352 during the three and nine months ended June 30, 2006 related to this restructuring. Charges for the nine months ended June 30, 2006 consisted of $51 of one-time termination benefits and $301 of building reconfiguration, moving and other costs. No additional significant costs are anticipated during the remainder of fiscal 2006 related to the restructuring plan. These charges are included in the “Administrative management, finance and information systems” line in the Company's Condensed Consolidated Statements of Operations.

A summary of charges, payments and accruals for the nine months ended June 30, 2006 are as follows:

Accrued liabilities as of September 30, 2005	$718
Activity during nine months ended June 30, 2006:
Additional charges	352
Settlement payments and other	(1,035)
Accrued liabilities as of June 30, 2006	$35

Watercraft

In July 2004, the Company announced plans to outsource manufacturing of its Grand Rapids, Michigan facility, and to shift production from Mansonville, Canada to its Old Town, Maine facility, as part of the Company’s on-going efforts to increase efficiency and improve profitability of its Watercraft business unit. The Company ceased manufacturing operations at both locations in September 2004. The decision resulted in the reduction of 71 positions. Costs and charges associated with these actions were $3.8 million and were incurred across fiscal years 2005 and 2004. There were no charges associated with these actions impacting fiscal 2006 operating results.

JOHNSON OUTDOORS INC.

A summary of payments and accruals related to the Company's restructuring plans for the nine months ended June 30, 2006 were as follows:

Accrued liabilities as of September 30, 2005	$526
Settlement payments and other	(526)
Accrued liabilities as of June 30, 2006	$-

7          Income Taxes

The provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The effective tax rate for the three months and nine months ended June 30, 2006 was 46.6% and 44.4%, respectively, compared to 38.3% and 41.5%, respectively, in the corresponding periods of the prior year. The current year effective tax rate was negatively impacted by charges of $850 related to foreign tax audits. The Company continues to evaluate its ability to repatriate earnings from foreign subsidiaries under the American Jobs Creation Act of 2004 (the “Act”) and the Act's impact on operating results.

8          Inventories

Inventories at the end of the respective periods consist of the following:

	June 30 2006	September 30 2005	July 1 2005
Raw materials	$27,638	$20,195	$21,438
Work in process	3,164	2,886	1,753
Finished goods	37,754	31,367	35,194
	68,556	54,448	58,385
Less reserves	3,168	2,563	3,258
	$65,388	$51,885	$55,127

9          New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning September 29, 2007 (the beginning of fiscal 2008) with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact adopting FIN 48 will have on the financial statements.

10       Acquisition

On October 3, 2005, the Company acquired certain assets from Computrol, Inc., a wholly owned subsidiary of Armstrong International, related to the manufacture and sale of Cannon branded downriggers and Bottom Line branded fishfinders (Cannon/Bottom Line). This acquisition was made to expand the breadth of the Marine Electronics business product offerings. The final purchase price paid was $9,863. The transaction was funded with existing cash. The final allocation of the purchase price has not been finalized as of the date on which this report was filed, however, $6,105 has tentatively been allocated to goodwill as of June 30, 2006. Pro-forma financial information related to the Cannon/Bottom Line acquisition has not been presented due to the immateriality of the transaction. Results from operations of the Cannon/Bottom Line business have been included in the operating results of the Company since the date of acquisition.

JOHNSON OUTDOORS INC.

11       Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity during the nine months ended June 30, 2006 and July 1, 2005.

	June 30 2006	July 1 2005
Balance at beginning of period	$3,287	$3,533
Expense accruals for warranties issued during the period	3,299	2,212
Warranty accruals assumed	398	—
Less current period warranty claims paid	(2,779)	(2,102)
Balance at end of period	$4,205	$3,643

12       Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income and comprehensive income is due to cumulative foreign currency translation adjustments. For the three and nine months ended June 30, 2006, a strengthening of the Euro, Swiss franc, Canadian dollar and other worldwide currencies against the U.S. dollar created the translation adjustment income, while for the three and nine months ended July 1, 2005, such currencies weakened against the U.S. Dollar creating the translation adjustment loss.

Comprehensive income (loss) for the three months and nine months ended June 30, 2006 and July 1, 2005, respectively, consists of the following:

	Three Months Ended		Nine Months Ended
	June 30 2006	July 1 2005	June 30 2006	July 1 2005
Net income	$6,563	$6,794	$9,642	$10,500
Translation adjustments	5,410	(6,578)	4,802	(2,949)
Comprehensive income (loss)	$11,973	$216	$14,444	$7,551

13       Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its net sales during the three and nine months ended June 30, 2006 or during the three months ended July 1, 2005. The Company’s Outdoor Equipment business recognized net sales to the United States military which totaled 11.7% of the Company's total net sales during the nine months ended July 1, 2005.

Net sales and operating profit include both sales to customers, as reported in the Company’s condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company’s operations in each business unit at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	June 30 2006	July 1 2005	June 30 2006	July 1 2005
Net sales:
Marine electronics:
Unaffiliated customers	$57,525	$47,703	$139,046	$122,587
Interunit transfers	60	56	86	164
Outdoor equipment:
Unaffiliated customers	20,416	20,702	53,437	60,403
Interunit transfers	14	13	30	31
Watercraft:
Unaffiliated customers	35,466	31,086	67,922	61,876
Interunit transfers	67	200	139	488
Diving:
Unaffiliated customers	21,913	22,772	54,686	58,329
Interunit transfers	352	10	517	21
Other/Corporate	220	182	385	400
Eliminations	(493)	(279)	(772)	(704)
	$135,540	$122,445	$315,476	$303,595
Operating profit:
Marine electronics	$9,852	$8,715	$20,713	$20,816
Outdoor equipment	2,476	3,001	7,094	9,469
Watercraft	3,047	1,753	(584)	(2,030)
Diving	2,143	3,790	3,178	5,104
Other/Corporate	(3,606)	(5,439)	(9,032)	(13,214)
	$13,912	$11,820	$21,369	$20,145
Total assets (end of period):
Marine electronics			$87,922	$68,039
Outdoor equipment			32,237	28,454
Watercraft			71,681	65,801
Diving			100,399	93,647
Other/Corporate			33,151	33,804
			$325,390	$289,745

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

15       Significant Event

On June 29, 2006, the Company announced a temporary closing of its Binghamton, New York manufacturing facility due to the extensive flooding which occurred in the State of New York in June of 2006. The Company’s finished goods warehouse in Binghamton was unaffected by the floods and remains open for business. The Company expensed $1,200 during the three months ended June 30, 2006 associated with the impairment of inventory, property and equipment and expects expenses of $300 for payroll related to idle labor during the plant closure during July of 2006. The Company expects its insurance coverage will indemnify the balance of losses associated with this event.

JOHNSON OUTDOORS INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and nine months ended June 30, 2006 and July 1, 2005. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; adverse weather conditions; and unanticipated events related to the terminated buy-out proposal disclosed in the Company's previous filings with the Securities and Exchange Commission. Such uncertainties and other risks that may affect the Company’s performance are discussed further in the Company’s other filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, which are discussed in this Form 10-Q: Minn Kota®, Cannon®, Humminbird®, Bottom Line®, Fishin’ Buddy®, Silva®, Eureka!®, Old Town®, Ocean Kayak™, Necky®, Escape®, Extrasport®, Carlisle®, Scubapro®, and UWATEC®.

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

For the three months ended June 30, 2006 the 10.7% increase in net sales over the same period in the prior fiscal year was the result of increases in net sales in the Marine Electronics and Watercraft businesses partially offset by declines in the Diving business and in military sales, which were anticipated. Key changes included:

▪
Marine Electronics had a 20.6% increase in quarterly net sales due primarily to the continued growth of the Humminbird brand, and the acquisition of Cannon/Bottom Line brands on October 3, 2005 which added $3.3 million in net sales to the segment during the quarter.

JOHNSON OUTDOORS INC.

▪	Watercraft continued its positive momentum with net sales 13.6% ahead of last year’s third quarter due to the favorable reception of new products and continued brand strength.
▪	Diving revenues declined 2.3% primarily due to softness in the European and U.S. markets. Net sales were also impacted by unfavorable foreign currency translation adjustments of $0.1 million.
▪	Outdoor Equipment revenues decreased 1.4% as a 25.3% decline ($2.5 million) in military sales from the prior year quarter was offset by specialty market revenue increases in the consumer product line.

For the nine months ended June 30, 2006, the 3.9% overall increase in net sales was the result of factors similar to those listed above. For the nine months ended June 30, 2006, Marine Electronics sales were up 13.3%, Watercraft sales were up 9.1% while Outdoor Equipment and Diving sales were down 11.5% and 5.4%, respectively.

Debt-to-total capitalization stands at 26% at the end of the quarter, higher than the prior year’s third quarter end as the Company incurred short-term borrowings to meet working capital needs.

The Company’s business is very seasonal in nature. The third quarter ended June 30, 2006 falls within the Company’s primary selling season. The table below sets forth a historical view of the Company’s seasonality.

Year Ended
	September 30, 2005		October 1, 2004		October 3, 2003
Quarter Ended	Net Sales	Operating Profit (Loss )	Net Sales	Operating Profit (Loss )	Net Sales	Operating Profit (Loss )
December	20%	—%	18%	7%	17%	1%
March	28	54	27	45	27	53
June	32	76	34	72	34	77
September	20	(30)	21	(24)	22	(31)
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment are summarized as follows:

(millions)	Three Months Ended		Nine Months Ended
	June 30 2006	July 1 2005	June 30 2006	July 1 2005
Net sales:
Marine electronics	$57.6	$47.8	$139.1	$122.8
Outdoor equipment	20.4	20.7	53.5	60.4
Watercraft	35.5	31.3	68.1	62.4
Diving	22.3	22.8	55.2	58.4
Other/eliminations	(0.3)	(0.2)	(0.4)	(0.4)
Total	$135.5	$122.4	$315.5	$303.6
Operating profit:
Marine electronics	$9.9	$8.7	$20.7	$20.8
Outdoor equipment	2.5	3.0	7.1	9.5
Watercraft	3.0	1.8	(0.6)	(2.0)
Diving	2.1	3.8	3.2	5.1
Other/eliminations	(3.6)	(5.5)	(9.0)	(13.3)
Total	$13.9	$11.8	$21.4	$20.1

JOHNSON OUTDOORS INC.

See Note 13 of the notes to the Company's condensed consolidated financial statements for the definition of segment net sales and operating profit.

Net sales on a consolidated basis for the three months ended June 30, 2006 totaled $135.5 million, an increase of 10.7%, or $13.1 million, compared to $122.4 million during the three months ended July 1, 2005. The increase in net sales was due in part to the Company’s acquisition of the Cannon/Bottom Line businesses on October 3, 2005. Net sales for the Cannon/Bottom Line businesses for the three months ended June 30, 2006 were $3.3 million. Foreign currency translation adjustments favorably impacted quarterly net sales by $0.5 million in the third quarter of fiscal 2006. The Marine Electronics business net sales increased $9.8 million, or 20.6%, to $57.6 million which include the net sales of the acquired Cannon/Bottom Line businesses noted above. The Watercraft business net sales increased $4.2 million, or 13.6%, to $35.5 million due to favorable reception of new products. Net sales for the Outdoor Equipment business decreased $0.3 million, or 1.4%, to $20.4 million primarily as a result of a 25.3% decline ($2.5 million) in military sales from the prior year quarter which was offset by increases in specialty market revenues in the consumer product line. Further, the Outdoor Equipment business sales decline is attributable to a loss of three shipping days at the end of June due to severe flooding at the business’ operating locations in Binghamton, New York. The Diving business net sales decreased $0.5 million, or 2.3%, to $22.3 million, which included unfavorable currency translation adjustments totaling $0.1 million resulting primarily from movement of the Euro and Swiss Franc against the U.S. Dollar. The declines in the Diving business are the result of continued market softness in Europe and the United States.

Net sales on a consolidated basis for the nine months ended June 30, 2006 increased $11.9 million, or 3.9%, to $315.5 million, compared to $303.6 million during the nine months ended July 1, 2005. Net sales for the Cannon/Bottom Line businesses for the nine months ended June 30, 2006 were $7.7 million. Additionally, foreign currency translation adjustments unfavorably impacted year-to-date net sales by $1.7 million. The Marine Electronics business net sales increased $16.3 million, or 13.3%, to $139.1 million due to growth in the Humminbird business as well as the addition of the Cannon/Bottom Line businesses. The Watercraft business net sales increased $5.7 million, or 9.1%, to $68.1 million due to favorable reception of new products. Net sales for the Outdoor Equipment business decreased $6.9 million, or 11.5%, to $53.5 million primarily as a result of declining military sales. These declines were partially offset by increases in specialty market revenues in the consumer product line. The Diving business net sales decreased $3.2 million, or 5.4%, to $55.2 million, including a $2.2 million unfavorable impact caused by movement of the Euro and Swiss Franc against the U.S. Dollar.

Gross profit as a percentage of net sales was 42.4% for the three months ended June 30, 2006 compared to 42.2% in the corresponding period in the prior year. Higher commodity costs for components negatively affected all businesses. Copper increases in the Marine Electronics business and resin increases in the Watercraft business have significantly pressured margins in those segments. Cost savings efforts, pricing, and business mix have offset the negative effects of higher commodity costs.

Gross profit as a percentage of net sales was 41.6% for the nine months ended June 30, 2006 compared to 42.1% in the corresponding period in the prior year. Gross margin percentages were adversely affected by an unfavorable mix of product sales in the Marine Electronics business, higher commodity costs affecting all businesses and a decline in the proportion of the Diving business, which historically has higher margins, to the overall Company net sales.

JOHNSON OUTDOORS INC.

The Company recognized operating profit of $13.9 million for the three months ended June 30, 2006 compared to an operating profit of $11.8 million for the corresponding period of the prior year. The improvement in the Company’s operating profit during the current quarter as compared to the same period last year was largely due to the same factors described above that impacted the Company’s gross profit in the current year period. Additionally, operating profit for the three months ended July 1, 2005 was negatively impacted by $0.5 million in costs related to the proposed buy-out transaction, which was terminated on March 31, 2005. For the three months ended June 30, 2006, the Company incurred unusual expenses related to the departure of an officer of the Company resulting in a net charge for severance and other departure costs of $0.8 million. The Company’s Outdoor Equipment manufacturing facility suffered significant flooding damage during the three months ended June 30, 2006. The Company has recorded charges of $1.2 million related to loss of inventory, property and equipment subject to coverage deductibles. The Company expects that insurance coverage will indemnify the balance of the combination of property and business loss as a result of the flood.

For the nine months ended June 30, 2006 operating profit was $21.4 million compared to operating profit for the same period in the prior year of $20.1 million. The improvements in the Company’s operating profit during the year-to-date period as compared to the same period last year was largely due to the same factors described above that impacted the Company’s gross profit in the current year period. Operating profit in fiscal 2005 year-to-date was negatively impacted by $2.5 million in costs related to the proposed buy-out transaction, which was terminated on March 31, 2005. Further, the Company benefited by $0.6 million in the second quarter this year from the settlement of an outstanding legal dispute. The Company’s Outdoor Equipment manufacturing facility suffered significant flooding damage during the three months ended June 30, 2006. The Company has recorded charges of $1.2 million related to loss of inventory, property and equipment subject to coverage deductibles. The Company expects that insurance coverage will indemnify the balance of the combination of property and business loss as a result of the flood.

Interest expense totaled $1.6 million for the three months ended June 30, 2006, compared to $1.0 million in the corresponding period of the prior year as the Company has incurred increased short term borrowings in fiscal 2006 to meet working capital needs. Interest expense for the nine months ended June 30, 2006 was $3.9 million, compared to $3.3 million in the corresponding period of the prior year.

Interest income was $0.1 million and $0.3 million during the three and nine months ended June 30, 2006. Other expenses for the three and nine months ended June 30, 2006 was $0.2 million and $0.5 million compared to other income during the three and nine months ended July 1, 2005 of $0.2 million and $0.9 million. The change from the corresponding periods in the prior year is a result of favorable currency exchange rate gains achieved in the prior year periods.

The Company’s effective tax rate for the three and nine months ended June 30, 2006 was 46.6% and 44.3%, respectively, compared to 38.3% and 41.5%, respectively, for the corresponding periods of the prior year. The current year effective tax rate was negatively impacted by charges of $0.9 million related to foreign tax audits. The Company continues to evaluate its ability to repatriate earnings from foreign subsidiaries under the American Jobs Creation Act of 2004 (the “Act”) and the Act's impact on operating results.

Net Income

Net income for the three months ended June 30, 2006 was $6.6 million, or $0.72 per diluted share, compared to $6.8 million, or $0.77 per diluted share, for the corresponding period of the prior year.

Net income for the nine months ended June 30, 2006 was $9.6 million, or $1.05 per diluted share, compared to $10.5 million, or $1.20 per diluted share, for the corresponding period of the prior year.

JOHNSON OUTDOORS INC.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Nine Months Ended
	June 30 2006	July 1 2005
Cash (used for) provided by:
Operating activities	$(27.7)	$(8.7)
Investing activities	(16.2)	(4.7)
Financing activities	13.1	(15.4)
Effect of exchange rate changes	2.3	(1.1)
Decrease in cash and temporary cash investments	$(28.5)	$(29.9)

As of the end of the Company’s third fiscal quarter of 2006, the Company was heavily invested in operating assets to support the Company’s selling season, which is strongest in the second and third quarters of the Company’s fiscal year.

The Company’s debt to total capitalization ratio has increased to 26% as of June 30, 2006 from 23% as of July 1, 2005, as the Company has incurred short-term borrowings to meet working capital needs resulting from increased sales.

Operating Activities

Cash flows used for operations totaled $27.7 million for the nine months ended June 30, 2006 compared with $8.7 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $44.5 million for the nine months ended June 30, 2006, compared to an increase of $34.7 million in the prior year period. The increase in accounts receivable was driven by higher net sales in Marine Electronics and Watercraft. Inventories increased by $10.5 million for the nine months ended June 30, 2006 compared to a decrease of $4.7 million in the prior year period. The Company believes it is producing products at levels adequate to meet expected customer demand. Accounts payable and accrued liabilities increased $14.0 million for the nine months ended June 30, 2006 compared to an increase of $3.6 million for the corresponding period of the prior year. This change is due to an increase in working capital assets and the timing of settlement of short term accrued obligations.

Depreciation and amortization charges were $6.6 million for the nine months ended June 30, 2006 and $7.1 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $16.2 million for the nine months ended June 30, 2006 and $4.7 million for the corresponding period of the prior year. Capital expenditures totaled $6.3 million for the nine months ended June 30, 2006 and $4.7 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements. Further capital expenditures are expected to be funded by working capital or existing credit facilities. Additionally on October 3, 2005, the Company acquired the assets of Cannon/Bottom Line for a final purchase price of $9.9 million.

JOHNSON OUTDOORS INC.

Financing Activities

Cash flows provided by financing activities totaled $13.1 million for the nine months ended June 30, 2006 and cash used for financing activities totaled $15.5 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $13.0 million and $16.2 million during the first three quarters of fiscal years 2006 and 2005, respectively.

On October 7, 2005, the Company entered into a new $75 million unsecured revolving credit facility agreement expiring October 7, 2010. Available credit under this agreement, along with cash provided by operating activities, is expected to provide adequate funding for the Company’s operations through October 7, 2010. The Company had borrowings outstanding on revolving credit facilities of $26.0 million ($7.0 million at an interest rate of 5.925%, $6.0 million at an interest rate of 6.05% and $13.0 million at an interest rate of 8.25%) as of June 30, 2006. The Company incurred short-term borrowings during the quarter ended June 30, 2006 to meet working capital needs.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements, operating leases and other contracts. The following schedule details these obligations at June 30, 2006.

	Payment Due by Period
(millions)	Total	Remainder 2006	2007/08	2009/10	2011 & After
Long-term debt	$37.8	$—	$27.8	$10.0	$—
Short-term debt	26.0	26.0	—	—	—
Operating lease obligations	15.4	1.4	6.4	4.4	3.2
Open purchase orders	46.1	46.1	—	—	—
Contractually obligated interest payments	4.0	0.1	3.5	0.4	—
Total contractual obligations	$129.3	$73.6	$37.7	$14.8	$3.2

Interest obligations on short-term debt are included in the contractually obligated interest payments above only to the extent accrued as of June 30, 2006. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the borrowings against and the interest rates on that facility.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at June 30, 2006 totaled $2.3 million.

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

JOHNSON OUTDOORS INC.

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the net sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s condensed consolidated financial statements, increase or decrease, accordingly. The Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies. The Company had no foreign currency forward contracts outstanding as of June 30, 2006.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. The Company had no interest rate swaps, caps or collars outstanding as of June 30, 2006 or September 30, 2005.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company’s primary commodity price exposures are related to metals and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on all long term debt including current maturities outstanding at June 30, 2006:

(millions)	Estimated Impact on
	Fair Value	Income Before Income Taxes
Interest rate instruments	$0.3	$0.4

The Company has outstanding $37.8 million in unsecured senior notes as of June 30, 2006. The senior notes bear interest at rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate senior notes was $39.4 million as of June 30, 2006.

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

JOHNSON OUTDOORS INC.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2005 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the nine months ended June 30, 2006.

New Accounting Pronouncements

On October 1, 2005, the Company adopted SFAS No. 123(R), applying the modified-prospective-transition method. SFAS 123(R) requires the Company to recognize compensation expense related to the fair value of its employee stock awards. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations, and equity-based compensation was included as pro forma disclosure within the notes to the financial statements.

Total equity based compensation expense recognized by the Company during the three and nine months ended June 30, 2006 was less than $0.1 million and $0.5 million, respectively. The Company recorded less than $0.1 million in equity-based compensation expense during the three and nine months ended June 30, 2006 that was attributable to the adoption of SFAS No. 123(R). The Company expects that equity-based compensation expense for fiscal 2006 will be approximately $0.7 million based on current outstanding awards and assumptions applied. However, any significant awards granted during the remainder of fiscal 2006, requiring changes in the estimated forfeiture rates or significant changes in the market price of the Company’s common stock may impact this estimate.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning September 29, 2007 (the beginning of fiscal 2008) with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact adopting FIN 48 will have on the financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

JOHNSON OUTDOORS INC.

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

JOHNSON OUTDOORS INC.

PART II         OTHER INFORMATION
Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:
	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________________

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
Signatures Dated: August 9, 2006
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer
/s/ David W. Johnson
David W. Johnson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________________

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.