Form 10-K
period 2006-09-29
JOHNSON OUTDOORS INC
filed 2006-12-11
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2006

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

(262) 631-6600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.05 par value	NASDAQ Global MarketSM

Securities registered pursuant to section 12(g) of the Act: None

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
Yes [ X ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [    ]                                                  Accelerated Filer [ X ]                                                   Non-Accelerated Filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]    No [ X ]

As of November 1, 2006, 7,858,800 shares of Class A and 1,217,977 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by nonaffiliates of the registrant was approximately $80,251,321 on March 31, 2006 (the last business day of the registrant’s most recently completed second quarter). For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $17.90 per share, the closing price of the Class A common stock as reported on the NASDAQ Global MarketSM on March 31, 2006. Shares of common stock held by any executive officer or director of the registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms "we," "us," "our," "Johnson Outdoors" and the "Company" mean Johnson Outdoors Inc. and its subsidiaries, unless the context indicates another meaning.

Forward Looking Statements
Certain matters discussed in this Form 10-K are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of this report and the following: changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; successful integration of acquisitions; adverse weather conditions; and unanticipated events related to the terminated buy-out proposal. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks
We have registered the following trademarks, which are used in this Form 10-K: Minn Kota®, Cannon®, Humminbird®, Bottom Line®, Fishin' Buddy®, Silva®, Eureka!®, Old Town®, Ocean Kayak™, Necky®, Escape®, Lendal™, Extrasport®, Carlisle®, Scubapro®, and UWATEC®.

PART I

ITEM 1.	BUSINESS

The Company designs, manufactures and markets outdoor recreation products in four businesses: Marine Electronics, Outdoor Equipment, Watercraft, and Diving. The Company’s primary focus is market leading innovation - meeting consumer needs with breakthrough products that stand apart from the competition and advance the Company’s strong brand names. Our subsidiaries operate as a network that is intended to promote entrepreneurialism and leverage best practices and synergies, following the strategic vision set by senior managers and approved by the Company’s Board of Directors. The Company is controlled by Helen P. Johnson-Leipold, (our Chairman and Chief Executive Officer), members of her family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.

Marine Electronics

The Company manufactures, under its Minn Kota brand, battery-powered electric motors used on fishing boats and other boats for quiet trolling power or primary propulsion. The Company’s Minn Kota motors and related accessories are sold in the United States (U.S.), Canada, Europe, South America and the Pacific Basin through large retail store chains such as Wal-Mart, catalogs such as Bass Pro Shops and Cabelas, sporting goods specialty stores, marine distributors, international distributors and original equipment manufacturers (OEM) including Ranger® Boats, Skeeter Boats, and Stratos/Champion. Consumer advertising and promotion includes advertising on television and in outdoor, general interest and sports magazines, as well as tournament sponsorships. Packaging and point-of-purchase materials are used to increase consumer appeal and sales.

The Company has the leading market share of the U.S. electric fishing motor market. Although this market has generally been flat over a number of years, the Company has been able to gain market share by emphasizing marketing, product innovation and quality.

On October 3, 2005, the Company acquired the Cannon downrigger and Bottom Line fishfinder brands and related assets for $9.9 million from Computrol, Inc., a wholly owned subsidiary of Armstrong International. The Cannon and Bottom Line brands are sold through the same channels as the Company’s other products in its Marine Electronics business.

On May 5, 2004, the Company acquired all of the outstanding common stock of Techsonic Industries, Inc. (Techsonic), and certain other assets from the parent company of Techsonic, Teleflex Incorporated, for $28.2 million. Techsonic is a manufacturer and marketer of underwater sonar and GPS technology equipment. The acquisition added the Humminbird fishfinder brand to the Company’s Marine Electronics portfolio. The Humminbird brand is sold through the same channels as the Company’s other products in its Marine Electronics business.

Outdoor Equipment

The products sold by the Company’s Outdoor Equipment business include Eureka! military, commercial and consumer tents, sleeping bags and backpacks and Silva field compasses and digital instruments.

Eureka! consumer tents, sleeping bags and backpacks compete primarily in the mid- to high-price range and are sold in the U.S. and Canada through independent sales representatives, primarily to sporting goods stores, catalog and mail order houses and camping and backpacking specialty stores. Marketing of the Company’s tents, sleeping bags and backpacks is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. Although the Company’s camping tents, sleeping bags and backpacks are produced primarily by third-party manufacturing sources, design and innovation is conducted at the Company's Binghamton, New York business location. Eureka! camping products are sold under license in Japan, Australia and Europe.

Eureka! commercial tents include party tents, sold primarily to general rental stores, and other commercial tents sold directly to tent erectors. Commercial tents are manufactured by the Company in the U.S. and the Company’s tent products range from 10’x10’ canopies to 120’ wide pole tents and other large scale frame structures.

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military. Current tents in production are a lightweight one-person tent, a four-person four season tent and a modular, general purpose tent. Total military tent sales by the Company in fiscal 2007 are expected to be in the $25-$30 million range, compared to total sales in fiscal 2006 of approximately $32 million.

Silva field compasses and digital instruments, which are manufactured by third parties, are marketed exclusively in North America, the area for which the Company owns Silva trademark rights.

Watercraft

The Company manufactures and markets kayaks, canoes, paddles, oars, specialty watercraft, personal flotation devices and small thermoformed recreational boats under the brand names Old Town, Carlisle Paddles, Ocean Kayak, Pacific Kayak, Canoe Sports, Necky, Escape, Extrasport, Lendal Paddle, Waterquest and Dimension.

The Company’s Old Town Canoe business produces high quality kayaks, canoes and accessories for family recreation, touring and tripping. The Company uses a rotational-molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid-priced range of the market. These kayaks and canoes feature stiffer and more durable hulls than higher priced boats. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood. Carlisle Paddles, a marketer of canoe and kayak paddles and rafting oars, supplies paddles and oars to the Company’s other watercraft businesses and also distributes directly to the Company’s customers.

The Company is a leading manufacturer of sit-on-top kayaks under the Ocean Kayak brand. In addition, the Company manufactures and markets high quality Necky sea touring and whitewater kayaks.

The Company designs and markets small thermoformed recreational boats, including canoes, pedal boats, deck boats and tenders, under the Waterquest and Escape brands; the Dimension brand of kayaks; and other paddle and watercraft accessory brands, including Extrasport personal flotation devices and wearable paddle gear. These products are produced primarily by third-party sources.

The Company’s kayaks, canoes and accessories are sold primarily to specialty stores and marine dealers, sporting goods stores and catalog and mail order houses such as L. L. Bean® in the U.S. and Europe. Escape and Waterquest products are sold through marine dealers, resort & rental outlets and large retail chains under several brand identities.

The Company manufactures its Watercraft products in two locations in the U.S., one in New Zealand and one in Scotland. The Company also contracts for manufacturing of Watercraft products with third parties in Michigan, Tunisia and the Czech Republic.

The North American market for kayaks and canoes has stabilized over the past year. The Company believes, based on industry and other data, that it has grown market share and continues to be a leading manufacturer of kayaks and canoes in the U.S. in both unit and dollar sales.

On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from that company’s founders for $1.4 million. Lendal, which is located in Scotland, manufactures and markets premium performance sea touring, whitewater and surf paddles and blades. Lendal products are sold through the same channels as the Company’s other products in its Watercraft business.

Diving

The Company manufactures and markets underwater diving products for technical and recreational divers, which it sells and distributes under the Scubapro and UWATEC brand names. The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, stabilizing jackets, dive computers and gauges, wetsuits, masks, fins, snorkels and other accessories. Scubapro and UWATEC products are marketed to the high quality, premium segment of the market via selected distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including sales, service and repair, diving education and travel.

The Company focuses on maintaining Scubapro and UWATEC as the market leaders in innovation. The Company maintains research and development functions in the U.S. and Europe and holds a number of patents on proprietary products. The Company’s consumer communication focuses on building the brand and highlighting exclusive product features and consumer benefits of the Scubapro and UWATEC product lines. The Company’s communication and distribution reinforce the Scubapro and UWATEC brands’ position as the industry’s quality and innovation leader. The Company markets its equipment in diving magazines, via websites and through dive specialty stores.

The Company maintains manufacturing and assembly facilities in Switzerland, Italy and Indonesia. The Company sources stabilizing jackets from a third-party manufacturer in Mexico. The majority of the Company’s rubber, proprietary materials, plastic products and other components are also sourced from third-parties.

Financial Information for Business Segments

As noted above, the Company has four reportable business segments. See Note 12 to the Consolidated Financial Statements included elsewhere in this report for financial information concerning each business segment.

International Operations

See Note 12 to the Consolidated Financial Statements included elsewhere in this report for financial information comparing the Company’s domestic and international operations. See Note 1, subheading “Foreign Operations and Related Derivative Financial Instruments,” to the Consolidated Financial Statements included elsewhere in this report for information respecting risks related to the Company’s foreign operations.

Research and Development

The Company commits significant resources to research and new product development. The Company expenses research and development costs as incurred except for costs of software development for new fishfinder products which are capitalized once technological feasibility is established. These costs are then amortized over the expected life of the software. The amounts expensed by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Company’s Consolidated Statements of Operations included elsewhere in this report.

Competition

The Company believes its products compete favorably on the basis of product innovation, product performance and marketing support and, to a lesser extent, price.

Marine Electronics:  The main competitor in electric trolling motors is Motor Guide, owned by Brunswick Corporation, which manufactures and sells a full range of trolling motors and accessories. Competition in this business is focused on product quality/durability as well as product benefits and features for fishing. The main competitors in the charger market are Dual Pro from Charging Systems International, Guest from Marinco and ProMariner from Professional Mariner. Competition in this business is focused on charging time, safety, performance and durability. The main competitors in the fishfinder market are Lowrance, Garmin, Navman, and Ray Marine. Competition in this business is focused on quality of sonar imaging and display as well as the integration of mapping and GPS technology. The main competitors in the downrigger market are Big Jon, Walker and Scotty. Competition in this business focuses on ease of operation, speed and durability.

Outdoor Equipment:  The Company’s brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman and private label brands. The Company also competes with specialty companies such as The North Face and Kelty on the basis of materials and innovative designs for consumers who want performance products priced at a value. The Company also competes in the commercial tent market with Anchor Industries and Aztec for tension and frame tents along with canopies based on structure and styling. The Company also competes for military tent contracts under the U.S. Government bidding process; competitors include Base-X, DHS Systems and Alaska Structures, Camel, Outdoor Ventures, and Diamond Brands.

Watercraft:  The Company primarily competes in the paddle sport segment of kayaks and canoes. The main competitors are Confluence Watersports/Watermark and Wenonah Canoe which compete on the basis of their design, performance and quality.

Diving:  The main competitors in Diving include Aqualung/U.S. Divers, Oceanic, Mares, Cressi-sub, and Suunto, each of which competes on the basis of product innovation, performance, quality and safety.

Employees

At September 29, 2006, the Company had approximately 1,300 permanent employees. The Company considers its employee relations to be excellent. Temporary employees are utilized to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products totaled approximately $51.2 million at September 29, 2006 and $37.5 million at September 30, 2005. For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates, with the exception of the military tent business which has orders outstanding based on contractual agreements.

Patents, Trademarks and Proprietary Rights

The Company owns no single patent that is material to its business as a whole. However, the Company holds various patents, principally for diving products, electric motors and fishfinders and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted on the preceding pages. The Company vigorously defends its intellectual property rights.

Sources and Availability of Materials

The Company’s products are made using materials that are generally in adequate supply and are available from a variety of third-party suppliers.

The Company has an exclusive supply contract with a single vendor for materials used in its military tent business. Interruption or loss in the availability of these materials could have a material adverse impact on the sales and operating results of the Company’s Outdoor Equipment business.

Seasonality

The Company’s business is seasonal. The following table shows, for the past three fiscal years, the total net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year.

Year Ended
	September 29, 2006		September 30, 2005		October 1, 2004
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	19%	(4)%	20%	—%	18%	7%
March	27	40	28	54	27	45
June	34	67	32	76	34	72
September	20	(3)	20	(30)	21	(24)
	100%	100%	100%	100%	100%	100%

Available Information

The Company maintains a website at www.johnsonoutdoors.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company makes available on its website, free of charge, its (a) Code of Business Conduct; (b) Code of Ethics for its Chief Executive Officer and Senior Financial and Accounting Officers; and (c) the charters for the following committees of the Board of Directors: Audit; Compensation; Executive; and Nominating and Corporate Governance. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.

ITEM 1A.      RISK FACTORS

The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our future business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

Our net sales and profitability depend on our ability to continue to conceive, design and market products that appeal to our consumers.

The introduction of new products is critical in our industry and to our growth strategy. Our business depends on our ability to continue to conceive, design, manufacture and market new products and upon continued market acceptance of our product offering. Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or what new products will be successful. Our current products may not continue to be popular or new products that we may introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

Competition in our markets could reduce our net sales and profitability.

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Lowrance, Confluence and Aqualung/U.S. Divers, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because the outdoor recreation product industries have limited barriers to entry. We experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

Trademark infringement or other intellectual property claims relating to our products could increase our costs.

Our industry is susceptible to litigation regarding trademark and patent infringement and other intellectual property rights. We could be either a plaintiff or defendant in trademark and patent infringement claims and claims of breach of license from time to time. The prosecution or defense of intellectual property litigation is both costly and disruptive of the time and resources of our management even if the claim or defense against us is without merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

Sales of our products are seasonal, which causes our operating results to vary from quarter to quarter.

Sales of our products are seasonal. Historically, our net sales and profitability have peaked in the second and third fiscal quarters due to the buying patterns of our customers. Seasonal variations in operating results may cause our results to fluctuate significantly in the first and fourth quarters and may tend to depress our stock price during the first and fourth quarters.

The trading price of shares of our common stock fluctuates and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•	the timing of our announcements or those of our competitors concerning significant product developments, acquisitions or financial performance;
•	fluctuation in our quarterly operating results;
•	announcements concerning new contracts with the U.S. Military;
•	substantial sales of our common stock;
•	general stock market conditions; or
•	other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

A limited number of our shareholders can exert significant influence over the Company.

As of November 1, 2006, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) held approximately 78% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and that will enable us to leverage our competitive strengths. We have acquired:

•	Techsonic Industries, Inc. effective May 5, 2004, including, without limitation certain intellectual property used in its business.
•	Certain assets of Computrol, Inc. on October 3, 2005, including, without limitation certain intellectual property used in its business.
•	Lendal Products Ltd. on October 3, 2006, including, without limitation certain intellectual property used in its business.

Risks associated with integrating strategic acquisitions include:

•	the acquired business may experience losses which could adversely affect our profitability;
•	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
•	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
•	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
•	difficulties in achieving planned cost-savings and synergies may increase our expenses;
•	diversion of our management’s attention could impair their ability to effectively manage our other business operations; and
•	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

We are dependent upon certain key members of management.

Our success will depend to a significant degree on the abilities and efforts of our senior management. Moreover, our success depends on our ability to attract, retain and motivate qualified management, marketing, technical and sales personnel. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive due to limited supply, and we may lose key employees or be forced to increase their compensation to retain these people. Employee turnover could significantly increase our training and other related employee costs. The loss of key personnel, or the failure to attract additional personnel, could have a material adverse effect on our business, financial condition or results of operations and on the value of our securities.

Sources of and fluctuations in market prices of raw materials can affect our operating results.

The primary raw materials we use are metals, resins and packaging materials. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with a limited number of vendors for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results.

We are subject to environmental and safety regulations.

We are subject to federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). We believe that our existing environmental management system is adequate and we have no current plans for substantial capital expenditures in the environmental area. We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes would not arise.

Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our credit agreement includes provisions that place limitations on a number of our activities, including our ability to:

•	incur additional debt;
•	create liens on our assets or make guarantees;
•	make certain investments or loans;
•	pay dividends; or
•	dispose of or sell assets or enter into a merger or similar transaction.

These debt covenants could restrict our ability to pursue opportunities to expand our business operations, including engaging in strategic acquisitions.

Our shares of common stock are thinly traded and our stock price may be more volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. Our public float is 4,195,829 shares of Class A common stock. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its facilities are well maintained and have capacity adequate to meet its current needs.

See Note 5 to the Consolidated Financial Statements included elsewhere in this report for a discussion of the Company’s lease obligations.

The Company’s principal manufacturing (identified with an asterisk) and other locations are:

Alpharetta, Georgia (Marine Electronics)	Eufaula, Alabama* (Marine Electronics)
Antibes, France (Diving)	Ferndale, Washington* (Watercraft)
Bad Säkingen, Germany (Diving)	Genoa, Italy* (Diving)
Barcelona, Spain (Diving)	Grand Rapids, Michigan (Watercraft)
Basingstoke, Hampshire, England (Diving)	Great Yarmouth, Norfolk, United Kingdom (Watercraft)
Batam, Indonesia* (Diving and Outdoor Equipment)	Hallwil, Switzerland* (Diving)
Binghamton, New York* (Outdoor Equipment)	Henggart, Switzerland (Diving)
Brignais, France (Watercraft)	Mankato, Minnesota* (Marine Electronics)
Burlington, Ontario, Canada (Marine Electronics, Outdoor Equipment)	Napier, New Zealand* (Watercraft)
Old Town, Maine* (Watercraft)
Chatswood, Australia (Diving)	Prestwick, Ayrshire, United Kingdom* (Watercraft)
Chi Wan, Hong Kong (Diving)	Silverdale, New Zealand* (Watercraft)
El Cajon, California (Diving)	Tokyo (Kawasaki), Japan (Diving)

The Company’s corporate headquarters is located in a leased facility in Racine, Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

See Note 14 to the Consolidated Financial Statements included elsewhere in this report for a discussion of legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 29, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information with respect to this item is included in Notes 9 and 10 to the Company's Consolidated Financial Statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 1, 2006, the Company had 706 holders of record of its Class A common stock and 56 holders of record of its Class B common stock. We believe the beneficial owners of our Class A common stock on that date were substantially greater. The Company has never paid a dividend on either class of its common stock.

A summary of the high and low prices for the Company’s Class A common stock during each quarter of the years ended September 29, 2006 and September 30, 2005 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
Stock prices:
High	$17.47	$20.70	$18.24	$20.64	$18.35	$20.45	$17.81	$20.51
Low	16.05	19.02	16.69	17.85	15.97	16.64	16.52	16.40

The following limitations apply to the ability of the Company to pay dividends:

•
Pursuant to the Company’s revolving credit agreement, dated as of October 7, 2005, by and among the Company, the subsidiary borrowers from time to time parties thereto and JPMorgan Chase Bank N.A., the Company is limited in the amount of restricted payments (primarily dividends and purchase of treasury stock) made during each fiscal year. The limitation is approximately $23 million for the fiscal year ending September 28, 2007.

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

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statements of operations for the years ended September 29, 2006, September 30, 2005 and October 1, 2004, and the consolidated balance sheet data as of September 29, 2006 and September 30, 2005, are derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statements of operations for the years ended October 3, 2003 and September 27, 2002, and the consolidated balance sheet data as of October 1, 2004, October 3, 2003 and September 27, 2002, are derived from the Company’s audited consolidated financial statements which are not included herein.

			Year Ended
(thousands, except per share data)	September 29 2006(6)	September 30 2005	October 1 2004(5)	October 3 2003	September 27 2002
Operating Results (1)
Net sales	$395,790	$380,690	$355,274	$315,892	$342,532
Gross profit	165,216	156,354	147,618	127,989	141,054
Operating expenses	144,591	140,710	128,269	116,167	121,094
Operating profit	20,625	15,644	19,349	11,822	19,960
Interest expense	4,989	4,792	5,283	5,374	6,839
Other income (2)	(128)	(1,250)	(670)	(3,254)	(27,372)
Income from continuing operations before income taxes and before cumulative effect of change in accounting principle	15,764	12,102	14,736	9,702	40,493
Income tax expense	7,049	5,001	6,047	4,281	10,185
Income from continuing operations before cumulative effect of change in accounting principle	8,715	7,101	8,689	5,421	30,308
Income on disposal of discontinued operations	—	—	—	—	495
Loss from change in accounting principle	—	—	—	—	(22,876)
Net income	$8,715	$7,101	$8,689	$5,421	$7,927
Basic earnings (loss) per common share:
Continuing operations	$0.97	$0.82	$1.01	$0.64	$3.69
Discontinued operations	—	—	—	—	0.06
Effect of change in accounting principle	—	—	—	—	(2.79)
Net income	$0.97	$0.82	$1.01	$0.64	$0.96
Diluted earnings (loss) per common share:
Continuing operations	$0.95	$0.81	$0.99	$0.63	$3.59
Discontinued operations	—	—	—	—	0.06
Effect of change in accounting principle	—	—	—	—	(2.71)
Net income	$0.95	$0.81	$0.99	$0.63	$0.94
Diluted average common shares outstanding	9,161	8,795	8,774	8,600	8,430
Balance Sheet Data
Current assets (3)	$184,897	$186,035	$194,641	$195,135	$192,137
Total assets	284,226	283,318	293,714	277,657	271,285
Current liabilities (4)	57,650	56,196	59,110	50,031	53,589
Long-term debt, less current maturities	20,807	37,800	50,797	67,886	80,195
Total debt	37,807	50,800	67,019	77,473	88,253
Shareholders’ equity	180,881	166,434	160,644	144,194	124,145

(1)
The year ended October 3, 2003 included 53 weeks. All other years include 52 weeks. The Company sold its European Jack Wolfskin business during 2002; 2002 includes ten months of results from this business.

(2)	Includes gain on sale of the European Jack Wolfskin business of $27,251 in 2002.
(3)	Includes cash and temporary cash investments of $51,689, $72,111, $69,572, $88,910, and $100,830 as of the years ended 2006, 2005, 2004, 2003 and 2002, respectively.
(4)	Excluding short-term debt and current maturities of long-term debt.
(5)	The results in 2004 contain five months of operating results of the acquired Humminbird business.
(6)	The results in 2006 contain a full year of operating results of the acquired Cannon/Bottom Line business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company designs, manufactures and markets top-quality outdoor recreational products for the whole family. Through a combination of breakthrough products, strong marketing and key distribution relationships, the Company meets the needs of the consumer, setting itself apart from the competition. Its subsidiaries operate as a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

The 4% increase in net sales for the 2006 fiscal year resulted from growth in the Company’s core consumer brands, off set by anticipated lower military revenues. Key factors impacting the year-over-year sales results included:

▪
The successful integration of Cannon and Bottom Line brands into the Company’s Marine Electronics business, which added $9.8 million to the business’ net sales, along with double-digit growth in the Humminbird brand and increased international sales, drove the 13.2% increase in Marine Electronics revenues.

▪
The Watercraft business grew 8.0% year-over-year as a result of a strong line-up of new canoes and kayaks which drove double-digit growth in key international markets and among the business’ top 30 domestic customers for the second year in a row.

▪	The Diving business’ sales were down slightly with strong performances in North American and Asian markets almost offsetting unfavorable currency translations and weakness in European markets.
▪
The Outdoor Equipment business reported a year-over-year decline of 12.5% due to a 33.5% reduction in military sales. This decline was partially offset by increased revenues in both Consumer and Commercial businesses.

Operating profit for the year was $20.6 million compared to $15.6 million in 2005. The 2005 results reflected $2.7 million in charges related to a terminated buy-out proposal. Other key factors driving the year-over-year changes in operating profit included:

▪	Significant growth in Marine Electronics and Watercraft sales due to successful new product introductions.
▪	Reduced restructuring and severance costs.
▪	Reduced overhead costs at corporate and operational levels.
▪	Charges totaling $1.5 million in fiscal 2006 related to the temporary closure of the Company’s Outdoor Equipment operations due to flooding caused by heavy rains in the Northeast.
▪	The conclusion of contracts for higher margin military tents and the overall decrease in military sales.

Debt-to-total capitalization stands at 17% at September 29, 2006, improved from 23% at September 30, 2005. Cash, net of debt, decreased $7.4 million to $13.9 million by year end. Depreciation and amortization expenses were $9.2 million in fiscal 2006 compared with $9.4 million in the prior year. Capital spending totaled $8.9 million in 2006 compared with last year’s $6.8 million.

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition for the three years ended September 29, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto attached to this report.

Results of Operations

Summary consolidated financial results from continuing operations are as follows:

(millions, except per share data)	2006(2)	2005	2004(1)
Operating Results
Net sales	$395.8	$380.7	$355.3
Gross profit	165.2	156.4	147.6
Operating expenses	144.6	140.7	128.3
Operating profit	20.6	15.6	19.3
Interest expense	5.0	4.8	5.3
Net income	8.7	7.1	8.7
Diluted earnings per common share	$0.95	$0.81	$0.99

(1)	The results in 2004 contain five months of operating results of the acquired Humminbird business.
(2)    The results in 2006 contain a full year of operating results of the acquired Cannon/Bottom Line business.

The Company’s sales and operating earnings by business segment are summarized as follows:

(millions)	2006	2005	2004(1)
Net sales:
Marine Electronics	$164.5	$145.2	$109.8
Outdoor Equipment	65.9	75.3	90.2
Watercraft	87.3	80.8	76.0
Diving	78.5	79.4	80.1
Other/Corporate/eliminations	(0.4)	—	(0.7)
Total	$395.8	$380.7	$355.3
Operating profit:
Marine Electronics	$21.6	$21.6	$17.8
Outdoor Equipment	8.2	11.2	16.4
Watercraft	(2.6)	(4.4)	(9.8)
Diving	5.6	4.9	9.9
Other/Corporate/eliminations	(12.2)	(17.7)	(15.0)
Total	$20.6	$15.6	$19.3

See Note 12 in the notes to the consolidated financial statements included elsewhere in this report for the definition of segment net sales and operating profits.

2006 vs 2005
Net Sales

Net sales totaled $395.8 million in 2006 compared to $380.7 million in 2005, an increase of 4.0% or $15.1 million. Foreign currency translations unfavorably impacted 2006 net sales by $1.2 million in comparison to 2005. Sales growth in the Company’s Marine Electronics and Watercraft business units overcame declines in the Outdoor Equipment and Diving business units.

Net sales for the Marine Electronics business increased $19.2 million, or 13.2% primarily due to the successful integration of the Cannon and Bottom Line brands, which added $9.8 million, and 19.2% growth in the Humminbird brand. Net sales for the Company’s Watercraft business increased $6.5 million, or 8.0%, as a result of a strong line-up of new canoe, kayak and paddle sport product offerings. The Company believes this growth in its core brands is reflective of solid product innovation in those categories.

Net sales in the Company’s Outdoor Equipment business declined $9.4 million, or 12.5%, primarily due to the decline in total military tent sales. The declines in military tent sales were partially offset by strong sales in the Consumer and Commercial businesses. The Consumer business specifically benefited from strong sales in its specialty markets totaling $6.8 million which are not expected to recur in future years. The Diving business’ net sales in 2006 declined $0.9 million, or 1.2%, as compared to 2005. Additionally, sales growth in the U.S. and Far East for the Company's Diving business was offset by declines in European sales and a $1.9 million unfavorable currency translation impact.

Operating Results

The Company recognized an operating profit of $20.6 million in fiscal 2006 compared to an operating profit of $15.6 million in fiscal 2005. Improved results in the Watercraft and Diving business units were offset by a decline in the Outdoor Equipment business. Operating profit in the Marine Electronics business was flat as compared to the prior year. Company gross profit margins improved to 41.7% in fiscal 2006 from 41.1% in fiscal 2005. Higher commodity costs for components negatively affected all businesses. Copper increases and product mix in the Marine Electronics business and resin increases in the Watercraft business significantly pressured margins in those segments. Cost saving efforts, increased product selling prices, as well as business and product mix offset the negative effects of higher commodity costs.

Operating expenses totaled $144.6 million, or 36.5% of net sales, in fiscal 2006 compared to $140.7 million, or 37.0% of net sales, in fiscal 2005. Included in 2005 was $2.7 million of costs related to the terminated buy-out transaction. Additionally, declines in Sarbanes-Oxley compliance costs and lower restructuring costs in the Diving and Watercraft business units impacted the change in overall operating expenses. Included in 2006 results is $1.5 million in net costs related to the flooding of the Company’s facility in Binghamton, NY in late June of 2006.

Effective October 1, 2005, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method. As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income was less than $0.1 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and fully diluted earnings per share would not have changed for 2006 if the Company had not adopted SFAS No. 123(R). Total share-based compensation under stock-based incentive plans, including stock options, restricted stock, phantom stock and employee stock purchase plans was $0.7 million for 2006.

The Marine Electronics business had operating profit of $21.6 million in fiscal 2006, which operating profit remained flat when compared to fiscal 2005. The incremental profit of the Cannon and Bottom Line brands and increase in Humminbird profits were offset by declines in the Minn Kota brand where profit reductions were primarily driven by increases in commodity costs, increased investments in research and development and increased promotional expenses.

The Outdoor Equipment business operating profit decreased by $3.0 million, or 26.5%, in fiscal 2006 when compared to fiscal 2005. The Outdoor Equipment business declines were attributable to the significant decline in total military tent sales. This decline was partially offset by improvements in profitability in the Consumer and Commercial businesses.

On June 29, 2006, the Company announced a temporary closing of its Binghamton, New York manufacturing facility due to extensive flooding which occurred in the State of New York in June of 2006. The Company reopened this manufacturing facility on August 25, 2006. The Company’s finished goods warehouse in Binghamton was unaffected by the floods and remained open for business. The Company has incurred $4.7 million in losses and expenses associated with clean up, repair, impairment of inventory, impairment of property and equipment and payroll related to idle labor due to the flood. The Company has received $3.0 million in insurance reimbursements associated with these costs, has expensed $1.5 million of these costs and has booked a receivable of $0.2 million at September 29, 2006. The Company does not expect to incur any further expenses that will not be reimbursed by its insurance providers. The Company is negotiating insurance recoveries related to business continuation insurance and fixed asset replacement. The amounts of these recoveries can not be estimated at September 29, 2006 and therefore will be recorded as income upon resolution of the gain contingencies.

The Watercraft business incurred an operating loss of $2.6 million in fiscal 2006 compared to an operating loss of $4.4 million in fiscal 2005. The reduced operating loss in fiscal 2006 was the result of improvements in operating efficiencies, a decline in the impact of restructuring charges ($1.3 million in fiscal 2005) and from a strong line-up of new canoe, kayak and paddle sport product offerings. The Company continued to invest in its Escape brand.

The Diving business saw operating profit improve $0.7 million, or 14.3%, in fiscal 2006. Improved operating profits in the U.S. and the Far East were offset by declining profits in European markets. Restructuring charges of $0.4 million were incurred in fiscal 2006 compared to $1.1 million in 2005. These charges related to warehouse consolidation and management reorganization in the Company’s European diving operations.

Other Income and Expenses

Interest income in 2006 was flat compared to the prior year at $0.5 million. Interest expense increased $0.2 million in fiscal 2006. Favorability resulting from lower amounts of term debt outstanding for the year was offset by higher short term borrowings incurred to fund working capital needs. The Company realized currency losses of $0.2 million in fiscal 2006 as compared to gains of $0.8 million in fiscal 2005.

Pretax Income and Income Taxes

The Company recognized pretax income of $15.8 million in fiscal 2006, compared to $12.1 million in fiscal 2005. The Company recorded income tax expense of $7.0 million in fiscal 2006, an effective rate of 44.7%, compared to $5.0 million in fiscal 2005, an effective rate of 41.3%. The effective tax rate for 2006 was negatively impacted by recognition of charges related to additional foreign tax contingency reserves and a reduction in the rate used to record deferred tax assets offset by a release of a valuation reserve for certain research and development tax credits.

At September 29, 2006, the Company had U.S. federal operating loss carryforwards of approximately $21.0 million, which begin to expire in 2013, as well as various state net operating loss carryforwards. In addition, certain of the Company’s foreign subsidiaries have operating loss carryforwards totaling $2.3 million. These operating loss carryforwards are available to offset future taxable income over the next 3 to approximately 20 years. The Company believes it will realize its net deferred tax assets through the generation of future taxable income, tax planning strategies and reversals of deferred tax liabilities.

Net Income

The Company recognized net income of $8.7 million in fiscal 2006, or $0.95 per diluted share, compared to net income of $7.1 million in fiscal 2005, or $0.81 per diluted share.

2005 vs 2004
Net Sales

Net sales totaled $380.7 million in 2005 compared to $355.3 million in 2004, an increase of 7.2% or $25.4 million. Foreign currency translations favorably impacted 2005 net sales by $3.3 million in comparison to 2004. Sales growth in the Company’s Marine Electronics and Watercraft business units overcame a 20.9% decline in total military tent sales and the continued decline in consumer tent sales. The decline in military tent sales was less than expected due to the award of new contracts during fiscal 2005. While the outdoor equipment market continued to decline in 2005, the diving market was flat and the Company saw growth in the marine electronics and watercraft markets.

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

Net sales in the Company’s Outdoor Equipment business declined $14.9 million, or 16.5%, primarily due to the decline in total military tent sales and the consumer tent business. The Diving business’ net sales declined $0.7 million (0.8%) despite a $2.0 million favorable currency translation impact and strong sales growth in North America. Weak sales in Europe continued to challenge the Diving business. Overall, the Company benefited from a $3.3 million favorable currency translation impact on net sales as reported.

Operating Results

The Company recognized an operating profit of $15.6 million in fiscal 2005 compared to an operating profit of $19.3 million in fiscal 2004. Improved results in the Marine Electronics and Watercraft business units were offset by declines in the Outdoor Equipment and Diving business units. The Marine Electronics business benefited from the inclusion of the Humminbird business for the full year compared with five months during fiscal 2004. Company gross profit margins fell to 41.1% in fiscal 2005 from 41.6% in fiscal 2004. Significant commodity cost increases negatively impacted the Marine Electronics and Watercraft business units. However, the Watercraft business showed a net improvement due to operational efficiencies arising from restructuring actions and the favorable impact of new product sales. Outdoor Equipment gross margins declined as higher priced urgent need military tent orders expired and Diving gross margins were down slightly due to unfavorable geographical mix and close out pricing on older model products.

Operating expenses totaled $140.7 million, or 37.0% of net sales, in fiscal 2005 compared to $128.3 million, or 36.2% of net sales, in fiscal 2004 which 2004 results benefited from a $2.0 million litigation settlement from a former employee. Operating expenses in fiscal 2005 included $4.1 million in restructuring, severance and integration costs in the Watercraft, Diving and Outdoor Equipment business units and in the Corporate offices (compared to $2.9 million in fiscal 2004), $2.7 million of costs related to the terminated buy-out transaction (compared with $1.5 in fiscal 2004) and $1.2 million paid to external auditors and consultants related to Sarbanes-Oxley section 404 compliance.

The Marine Electronics business had operating profit of $21.6 million in fiscal 2005 compared to $17.8 million in fiscal 2004. This increase was due to the profitability of the Humminbird business which added $4.5 million in incremental profit in fiscal 2005. Additionally, product innovations drove success in both of the Company’s Minn Kota and Humminbird brands. The Marine Electronics business was negatively affected by $2.6 million in higher commodity costs, but continued to deliver significant profit for the Company.

The Outdoor Equipment business operating profit decreased by $5.2 million, or 31.5%, in fiscal 2005 when compared to the prior year. The Outdoor Equipment business declines were mainly attributable to the significant decline in total military tent sales and the related personnel layoff costs of $0.4 million as well as continued softness in sales of consumer tents.

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

The Diving business saw operating profit decline $5.0 million in fiscal 2005 due in part to a favorable $2.0 million legal settlement from a former employee received in fiscal 2004. Operating profit declines versus fiscal 2004 were also the result of weak demand in international markets and $1.1 million spent to start warehouse consolidation and management reorganization in the Company’s European operations. The Company incurred an additional $0.4 million related to this restructuring in fiscal 2006.

Other Income and Expenses

Interest income was flat compared to the prior year at $0.5 million. Interest expense decreased $0.5 million in fiscal 2005, resulting from lower amounts of debt outstanding for the year. The Company realized currency gains of $0.8 million in fiscal 2005 as compared to $0.1 million in fiscal 2004.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	2006	2005	2004
Cash provided by (used for):
Operating activities	$7.5	$26.2	$22.2
Investing activities	(18.6)	(6.4)	(35.5)
Financing activities	(12.8)	(15.0)	(7.7)
Effect of exchange rate changes	3.5	(2.3)	1.7
Increase (decrease) in cash and temporary cash investments	$(20.4)	$2.5	$(19.3)

The Company's debt to total capitalization ratio declined to 17% as of September 29, 2006 from 23% as of September 30, 2005.

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the past three years:

(millions)	2006	2005	2004
Current assets (1)	$184.9	$186.0	$194.6
Current liabilities (2)	57.7	56.2	59.1
Working capital (2)	$127.2	$129.8	$135.5
Current ratio (2)	3.2:1	3.3:1	3.3:1

(1) 2006, 2005 and 2004 information includes cash and temporary cash investments of $51.7, $72.1 and $69.6 million, respectively.

(2) Excludes short-term debt and current maturities of long-term debt.

Cash flows provided by operations totaled $7.5 million, $26.2 million and $22.2 million in fiscal 2006, 2005 and 2004, respectively. The major driver in the decline of cash flows from operations in fiscal 2006 was created by an increase in working capital. Increases in accounts receivable of $3.6 million and inventory of $10.6 million offset by increases in accounts payable and other accrued liabilities of $1.2 million reflect the increase in working capital. The major driver in the improvement of cash flows from operations in fiscal 2005 was created by internal working capital management. Decreases in accounts receivable of $0.8 million and inventory of $7.8 million offset by decreases in accounts payable and other accrued liabilities of $1.3 million reflect the improved working capital management. Major drivers in the improvement of cash flows from operations in fiscal 2004 were improved profitability, increases in accounts payable and other accrued liabilities of $2.3 million and a decrease in accounts receivable of $3.4 million. These improvements were offset by an increase in inventory of $3.6 million from 2004 to 2005.

Depreciation and amortization charges were $9.2 million in fiscal 2006, $9.4 million in fiscal 2005 and $8.7 million in fiscal 2004.

Investing Activities

Cash flows used for investing activities were $18.6 million, $6.4 million and $35.5 million in fiscal 2006, 2005 and 2004, respectively. The acquisition of Cannon/Bottom Line used $9.9 million in fiscal 2006 while the acquisition of Humminbird used $28.2 million in fiscal 2004. Expenditures for property, plant and equipment were $8.9 million, $6.8 million and $7.8 million in fiscal 2006, 2005 and 2004, respectively. The Company’s recurring expenditures are primarily related to tooling for new products, facilities and information systems improvements. In 2007, capital expenditures are anticipated to be somewhat higher than in 2006 due to systems work in the U.S. and Europe and investments in tooling in the U.S. These expenditures are expected to be funded by working capital or existing credit facilities.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past three fiscal years:

(millions)	2006	2005	2004
Current debt	$17.0	$13.0	$16.2
Long-term debt	20.8	37.8	50.8
Total debt	37.8	50.8	67.0
Shareholders’ equity	180.9	166.4	160.6
Total capitalization	$218.7	$217.2	$227.6
Total debt to total capitalization	17.3%	23.4%	29.4%

Cash flows used for financing activities totaled $12.8 million, $15.0 million and $7.7 million in fiscal 2006, 2005 and 2004, respectively. Payments on long-term debt were $13.0 million, $16.2 million and $9.6 million in fiscal 2006, 2005 and 2004, respectively.

On October 7, 2005, the Company entered into a $75 million unsecured revolving credit facility agreement expiring October 7, 2010. Available credit under this agreement, along with cash provided by operating activities, is expected to provide adequate funding for the Company’s operations through October 7, 2010.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facility, including interest, operating leases and open purchase orders. The following schedule details these significant contractual obligations at September 29, 2006.

	Payment Due by Period
(millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$37.8	$17.0	$20.8	$—	$—
Operating lease obligations	26.1	5.4	7.6	5.2	7.9
Open purchase orders	56.1	56.1	—	—	—
Contractually obligated interest payments	4.0	2.4	1.6	—	—
Total contractual obligations	$124.0	$80.9	$30.0	$5.2	$7.9

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at September 29, 2006 totaled $2.0 million.

The Company anticipates making contributions to the defined benefit pension plans of $0.2 million through October 15, 2007.

The Company has no other off-balance sheet arrangements.

Market Risk Management

The Company is exposed to market risk stemming from changes in foreign currency exchange rates, interest rates and, to a lesser extent, commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. The Company may reduce exposure to certain of these market risks by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of a variety of derivative financial instruments. Derivatives are used only where there is an underlying exposure, not for trading or speculative purposes.

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss Francs, Japanese Yen and Canadian Dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s Consolidated Financial Statements, increase or decrease, accordingly. In the past, the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies. However, no significant transactions of these types were entered during fiscal years 2006 and 2005.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to U.S. interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. The Company had no interest rate swaps, caps or collars outstanding as of the fiscal 2006 and 2005 year ends.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures include costs associated with metals, resins and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the Company's senior notes outstanding at September 29, 2006:

Estimated Impact on
(millions)	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$0.3	$0.4

The Company has outstanding $37.8 million in unsecured senior notes as of September 29, 2006. The senior notes bear interest at rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate debt was $39.6 million as of September 29, 2006.

Other Factors

The Company experienced inflationary pressures during fiscal 2006 on energy, metals, resins and freight charges. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

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

Allowance for Doubtful Accounts

The Company recognizes revenue when title and risk of ownership have passed to the buyer. Allowances for doubtful accounts are estimated by the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on reserve balances required.

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or market. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. The Company also considers current forecast plans, as well as, market and industry conditions in establishing reserve levels. Though the Company considers these balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on reserve balances required.

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

Warranties

The Company accrues a warranty reserve for estimated costs to provide warranty services. Warranty reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. FIN 48 will be effective beginning in fiscal year 2008 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which is the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 beginning in fiscal 2009. The Company is currently assessing the effect of SFAS No. 157 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status will be recognized in other comprehensive income. This recognition provision and the related disclosures are effective in fiscal 2007 for the Company. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. This measurement provision is effective for fiscal 2009 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-29.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters - Audit Committee Financial Expert” in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 27, 2007. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters - Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders.

The Audit Committee of the Company's Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr. and John M. Fahey, Jr.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is included in the Company’s Proxy Statement for its March 1, 2007 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference and will be filed with the Commission on or before January 27, 2007, under the headings -“Compensation of Directors” and “Executive Compensation;” provided, however, that the subsection entitled “Executive Compensation - Compensation Committee Report on Executive Compensation” shall not be deemed to be incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 27, 2007.

Equity Compensation Plan Information

The following table summarizes share information, as of September 29, 2006, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan, and the Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan. All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	332,533	$9.03	645,869 (1)
Equity compensation plans not approved by shareholders	—	—	—
Total	332,533	$9.03	645,869 (1)

(1) All of the available shares under the 2003 Non-Employee Director Stock Ownership Plan (116,257) and under the 2000 Long-Term Stock Incentive Plan (454,055) may be issued upon the exercise of stock options or granted as restricted stock, and, in the case of the 2000 Long-Term Stock Incentive Plan, as share units. There are 75,557 shares available for issuance under the Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 27, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with resepct to this item is incorproated by reference to the discussion under the heading "Audit Committee Matters - Fees of Independent Registered Public Accounting Firm" in the Company's Proxy Statement fot the 2007 Annual Meeting of Sharehodlers, which will be filed with the Commission on or before January 27, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K:

Financial Statements

Included in Item 8 of Part II of this Form 10-K are the following:

•	Management’s Report on Internal Control over Financial Reporting
•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•	Consolidated Balance Sheets - September 29, 2006 and September 30, 2005
•	Consolidated Statements of Operations - Years ended September 29, 2006, September 30, 2005 and October 1, 2004
•	Consolidated Statements of Shareholders’ Equity - Years ended September 29, 2006, September 30, 2005 and October 1, 2004
•	Consolidated Statements of Cash Flows - Years ended September 29, 2006, September 30, 2005 and October 1, 2004
•	Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules are omitted because they are not applicable, are not required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 11th day of December 2006.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of December 2006.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)

/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Director

/s/ Terry E. London	Director
(Terry E. London)

/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)

/s/ W. Lee McCollum	Director
(W. Lee McCollum)

/s/ Edward F. Lang, III	Director
(Edward F. Lang, III)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title
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

4.14

Revolving Credit Agreement, dated as of October 7, 2005, by and among Johnson Outdoors Inc. and, among others, JPMorgan Chase Bank, N.A. (Filed as Exhibit 4.15 to the Company’s Form 10-Q for the quarter ended December 30, 2005 and incorporated herein by reference.)

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

10.24+

Severance Agreement and Release between Jervis B. Perkins and Johnson Outdoors Inc. dated as of May 5, 2006. (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 10, 2006 and incorporated by reference.)

11	Statement regarding computation of per share earnings. (Note 15 to the Consolidated Financial Statements of the Company’s 2001 Form 10-K is incorporated herein by reference.)
21	Subsidiaries of the Company as of September 29, 2006.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

+ A management contract or compensatory plan or arrangement.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Johnson Outdoors Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of September 29, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This attestation report is set forth immediately following this report.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Helen P. Johnson-Leipold	David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Johnson Outdoors Inc. (the Company) maintained effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Johnson Outdoors Inc. as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 29, 2006 of Johnson Outdoors Inc. and our report dated December 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Milwaukee, Wisconsin
December 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of September 29, 2006 and September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 29, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Johnson Outdoors Inc. as of September 29, 2006 and September 30, 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the consolidated financial statements, effective October 1, 2005 the Company changed its method of accounting for share-based payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Milwaukee, Wisconsin
December 11, 2006

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 29 2006	September 30 2005
Assets
Current assets:
Cash and temporary cash investments	$51,689	$72,111
Accounts receivable less allowance for doubtful accounts of $2,318 and $2,546, respectively	52,844	48,274
Inventories	63,828	51,885
Income taxes refundable	—	746
Deferred income taxes	9,462	8,118
Other current assets	7,074	4,901
Total current assets	184,897	186,035
Property, plant and equipment, net	31,600	31,393
Deferred income taxes	14,576	19,675
Goodwill	42,947	37,733
Other intangible assets, net	4,590	3,534
Other assets	5,616	4,948
Total assets	$284,226	$283,318
Liabilities And Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$17,000	$13,000
Accounts payable	17,506	17,872
Accrued liabilities:
Salaries, wages and benefits	16,577	17,052
Accrued discounts and returns	5,047	4,613
Accrued interest payable	1,118	1,804
Income taxes payable	1,258	—
Other	16,144	14,855
Total current liabilities	74,650	69,196
Long-term debt, less current maturities	20,807	37,800
Other liabilities	7,888	9,888
Total liabilities	103,345	116,884
Shareholders’ equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued: September 29, 2006, 7,858,800; September 30, 2005, 7,796,340	393	390
Class B shares issued (convertible into Class A): September 29, 2006, 1,217,977; September 30, 2005, 1,219,667	61	61
Capital in excess of par value	55,459	55,279
Retained earnings	118,015	109,300
Deferred compensation	—	(598)
Accumulated other comprehensive income	6,953	2,002
Total shareholders’ equity	180,881	166,434
Total liabilities and shareholders’ equity	$284,226	$283,318

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	September 29 2006	September 30 2005	October 1 2004
Net sales	$395,790	$380,690	$355,274
Cost of sales	230,574	224,336	207,656
Gross profit	165,216	156,354	147,618
Operating expenses:
Marketing and selling	93,002	85,632	79,900
Administrative management, finance and information systems	36,497	42,257	37,225
Research and development	11,536	10,481	9,023
Losses related to New York flood	1,500	—	—
Profit sharing	2,056	2,340	2,121
Total operating expenses	144,591	140,710	128,269
Operating profit	20,625	15,644	19,349
Interest income	(504)	(455)	(464)
Interest expense	4,989	4,792	5,283
Other expense (income), net	376	(795)	(206)
Income before income taxes	15,764	12,102	14,736
Income tax expense	7,049	5,001	6,047
Net income	$8,715	$7,101	$8,689
Basic earnings per common share	$0.97	$0.82	$1.01
Diluted earnings per common share	$0.95	$0.81	$0.99

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (loss)
(thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Cumulative Translation Adjustment	Minimum Pension Liability	Comprehensive Income (Loss )
BALANCE AT OCTOBER 3, 2003	$430	$50,093	$93,510	$(20)	$451	$(270)
Net income	—	—	8,689	—	—	—	$8,689
Issuance of restricted stock	—	50	—	(50)	—	—	—
Exercise of stock options (1)	10	2,119	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	378	—	—	—	—	—
Amortization of deferred compensation	—	—	—	50	—	—	—
Translation adjustment	—	—	—	—	5,654	—	5,654
Additional minimum pension liability (2)	—	—	—	—	—	(451)	(451)
BALANCE AT OCTOBER 1, 2004	441	52,640	102,199	(20)	6,105	(721)	$13,892
Net income	—	—	7,101	—	—	—	$7,101
Issuance of restricted stock	2	678	—	(680)	—	—	—
Exercise of stock options (1)	7	1,400	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	158	—	—	—	—	—
Non-cash compensation	—	403	—	—	—	—	—
Amortization of deferred compensation	—	—	—	102	—	—	—
Translation adjustment	—	—	—	—	(2,264)	—	(2,264)
Additional minimum pension liability (2)	—	—	—	—	—	(1,118)	(1,118)
BALANCE AT SEPTEMBER 30, 2005	451	55,279	109,300	(598)	3,841	(1,839)	$3,719
Net income	—	—	8,715	—	—	—	$8,715
Exercise of stock options (1)	—	65	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	109	—	—	—	—	—
Stock-based compensation and award of restricted shares	2	604	—	—	—	—	—
Adoption of SFAS 123 (R)	—	(598)	—	598	—	—	—
Translation adjustment	—	—	—	—	3,454	—	3,454
Additional minimum pension liability (2)	—	—	—	—	—	1,497	1,497
BALANCE AT SEPTEMBER 29, 2006	$454	$55,459	$118,015	$—	$7,295	$(342)	$13,666

(1)	Includes tax benefit related to exercise of stock options of $25, $336 and $565 for 2006, 2005 and 2004, respectively.

(2)	Net of tax provision of $771, $578 and $232 for 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 29 2006	September 30 2005	October 1 2004
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$8,715	$7,101	$8,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,813	9,142	8,247
Amortization of intangible assets and deferred financing costs	351	260	411
Loss on sale of property, plant and equipment	107	73	1,243
Provision (benefit) for doubtful accounts receivable	629	379	(16)
Provision for inventory reserves	2,163	431	1,073
Stock-based compensation	686	653	460
Deferred income taxes	3,755	(555)	97
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable	(3,591)	841	3,410
Inventories	(10,617)	7,831	(3,568)
Accounts payable and accrued liabilities	1,166	(1,309)	2,321
Other, net	(4,647)	1,410	(210)
	7,530	26,257	22,157
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(9,863)	—	(28,187)
Additions to property, plant and equipment	(8,865)	(6,803)	(7,844)
Proceeds from sale of property, plant and equipment	139	422	532
	(18,589)	(6,381)	(35,499)
CASH USED FOR FINANCING ACTIVITIES
Borrowings on long-term debt	7	—	—
Principal payments on senior notes and other long-term debt	(13,000)	(16,223)	(9,572)
Excess tax benefits from stock-based compensation	25	—	—
Common stock transactions	150	1,230	1,887
	(12,818)	(14,993)	(7,685)
Effect of foreign currency fluctuations on cash	3,455	(2,344)	1,689
Increase (decrease) in cash and temporary cash investments	(20,422)	2,539	(19,338)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of year	72,111	69,572	88,910
End of year	$51,689	$72,111	$69,572

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

Use of Estimates

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 29, 2006 (hereinafter 2006), September 30, 2005 (hereinafter 2005) and October 1, 2004 (hereinafter 2004) each comprised 52 weeks.

Cash and Temporary Cash Investments

The Company considers all short-term investments in interest-bearing bank accounts, securities and other instruments with an original maturity of three months or less to be equivalent to cash.

The Company maintains cash in bank accounts in excess of insured limits. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories at the end of the respective years consist of the following:

	2006	2005
Raw materials	$24,895	$20,195
Work in process	4,194	2,886
Finished goods	38,185	31,367
	67,274	54,448
Less reserves	3,446	2,563
	$63,828	$51,885

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is determined by straight-line methods over the following estimated useful lives:

Property improvements	5-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-10 years

Upon retirement or disposition, cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operating results.

Property, plant and equipment at the end of the respective years consist of the following:

	2006	2005
Property and improvements	$1,307	$1,355
Buildings and improvements	22,051	21,460
Furniture, fixtures and equipment	87,971	81,972
	111,329	104,787
Less accumulated depreciation	79,729	73,394
	$31,600	$31,393

Impairment of Property, Plant and Equipment

The Company assesses annually or on an interim basis, if indicators of impairment are identified, the recoverability of property, plant and equipment, by determining whether the net book value of the underlying assets can be recovered through projected undiscounted future operating cash flows of the related businesses. The amount of impairment, if any, is measured primarily based on the deficiency of projected discounted future operating cash flows relative to the value of the assets, using a discount rate reflecting the Company’s cost of capital, which approximates 10%. There was no impairment of property, plant and equipment during 2006, 2005 or 2004, except as discussed in Note 2 Restructuring and Note 15 Significant Event.

Impairment of Goodwill and Other Indefinite Lived Intangibles

The Company annually assesses the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of the end of each fiscal year. In assessing the recoverability of the Company's goodwill and other indefinite lived intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for those assets not previously recorded. There were no goodwill impairment charges recorded during 2006, 2005 or 2004.

During 2006, the final allocation of the purchase price related to the Cannon/Bottom Line acquisition was completed resulting in goodwill of $4,582 and an indefinite lived trademark of $940. The remaining changes in 2006 in goodwill relates to translation adjustments for goodwill denominated in foreign currencies. There were no other changes in indefinite lived intangible assets.

Other Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 3 to 16 years for patents and other intangible assets. Intangible assets at the end of the respective years consist of the following:

	2006	2005
Patents, trademarks and other	$7,914	$6,998
Less accumulated amortization	3,324	3,464
Net patents, trademarks and other	$4,590	$3,534

Patents, trademarks and other at September 29, 2006 contain $4,190 in trademarks which have indefinite lives and are not amortized. Amortization of patents and other intangible assets was $172, $148 and $190 for 2006, 2005 and 2004, respectively. Amortization of these intangible assets is expected to be approximately $75 per year until fully amortized (the unamortized value of these assets was $400 and $530 as of September 29, 2006 and September 30, 2005, respectively).

Warranties

The Company has recorded product warranty accruals of $3,844 and $3,287 as of September 29, 2006 and September 30, 2005, respectively. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for the three years in the period ended September 29, 2006.

Balance October 3, 2003	$2,680
Expense accruals for warranties issued during the year	3,152
Reserves for businesses acquired	171
Less current year warranty claims paid	2,826
Balance at October 1, 2004	3,177
Expense accruals for warranties issued during the year	2,999
Less current year warranty claims paid	2,889
Balance at September 30, 2005	3,287
Expense accruals for warranties issued during the year	3,915
Reserves for businesses acquired	100
Less current year warranty claims paid	3,458
Balance at September 29, 2006	$3,844

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the net effect of dilutive stock options and restricted stock.

The following table sets forth the computation of basic and diluted earnings per common share:

	2006	2005	2004
Net income	$8,715	$7,101	$8,689
Basic weighted average common shares outstanding	8,989,348	8,617,746	8,563,978
Dilutive stock options and restricted stock	171,480	177,359	209,877
Diluted weighted average common shares	9,160,828	8,795,105	8,773,855
Basic earnings per common	$0.97	$0.82	$1.01
Diluted earnings per common share	$0.95	$0.81	$0.99

Stock options that could potentially dilute earnings per share in the future that were not included in the fully diluted computation for 2006, 2005 and 2004 because they would have been antidilutive totaled 19,750, 13,750 and 18,750, respectively.

Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for its employee stock awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. See Note 10 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, restricted stock, phantom stock and employee stock purchase plans. Generally, no stock option-based employee compensation cost was recognized in the Company’s Consolidated Statements of Operations prior to October 1, 2005, as stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, prior to October 1, 2005, the Company recorded unearned stock-based compensation for nonvested restricted stock awards as “unearned compensation” in the Company’s Consolidated Statement of Shareholders’ Equity.

Effective October 1, 2005, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost for stock options recognized in fiscal 2006 includes compensation cost for all options granted prior to, but not vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Compensation cost will be recorded for all options granted, if any, subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In accordance with SFAS No. 123(R), cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows prospectively from October 1, 2005. Prior to adoption of SFAS No. 123(R), such excess income tax benefits were presented as operating cash flows.

As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s income before income taxes for 2006 was $76 lower and net income for 2006 was $46 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and fully diluted earnings per share would not have changed for 2006 if the Company had not adopted SFAS No. 123(R). Basic and fully diluted earnings per share for 2005 would have been impacted as shown in the pro forma information shown below, determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

	2005	2004
Net income	$7,101	$8,689
Total stock-based compensation expense included in net income, net of tax	431	376
Total stock-based compensation expense determined under fair value method for all awards, net of tax	(218)	(386)
Pro forma net income	$7,314	$8,679
Basic earnings per common share
As reported	$0.82	$1.01
Pro forma	$0.85	$1.01
Diluted earnings per common share
As reported	$0.81	$0.99
Pro forma	$0.84	$0.99

For purposes of calculating pro forma operating results, the fair value of each option grant was estimated using the Black-Scholes option pricing model with an expected volatility of approximately 21% in 2005 and 35% in 2004, a risk free rate equivalent to five year U.S. Treasury securities, an expected life of five years and no dividends. Based on these assumptions, the weighted average fair market value of options granted during the year was $4.78 in 2005 and $5.13 in 2004. No stock options were granted in 2006.

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

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the U.S. during the year. At September 29, 2006, net undistributed earnings of foreign subsidiaries total approximately $98,402. The Company considers these unremitted earnings to be permanently invested abroad and no provision for federal or state income taxes has been made on these amounts. In the future, if foreign earnings are returned to the U.S., provision for U.S. income taxes will be made.

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

Currency gains and losses are realized as assets and liabilities of foreign operations, denominated in other than the local currency, are first adjusted based on the denominated currency. Additionally, currency gains and losses are realized through the settlement of transactions denominated in other than the local currency. The Company realized currency gains (losses) from transactions of ($221), $781 and $119 for 2006, 2005 and 2004, respectively.

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

The foreign currency forward contracts are used to hedge known foreign currency transactions on a continuing basis for periods consistent with the Company’s exposures. The effective portion of the gain or loss on the foreign currency forward contract is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The remaining gain or loss on the forward contract, if any, is recognized in current earnings during the period of changes.

At September 29, 2006 and September 30, 2005, the Company had no foreign currency forward contracts.

Revenue Recognition

Revenue from sales is recognized when all substantial risk of ownership transfers to the customer, which is generally upon shipment of products. Estimated costs of returns and allowances are accrued as an offset to sales when revenue is recognized.

Advertising

The Company expenses substantially all costs related to production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued in relation to revenues.

Advertising expense in 2006, 2005 and 2004 totaled $21,300, $18,476 and $16,612, respectively. Capitalized costs at September 29, 2006 and September 30, 2005 totaled $1,071 and $984, respectively, and primarily include catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs are included in marketing and selling expense and totaled $14,965, $13,728 and $11,990 for 2006, 2005 and 2004, respectively.

Research and Development

The Company commits significant resources to research and new product development. The Company expenses research and development costs as incurred except for costs of software development for new fishfinder products which are capitalized once technological feasibility is established. These costs are then amortized over the expected life of the software. The amounts expensed by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Company's Consolidated Statements of Operations.

Fair Values

The carrying amounts of cash, temporary cash investments, receivables, and accounts payable approximated fair value at September 29, 2006 and September 30, 2005. See the indebtedness footnote for the fair value of long-term debt.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. FIN 48 will be effective beginning in fiscal year 2008 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which market is the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 beginning in fiscal 2009. The Company is currently assessing the effect of SFAS No. 157 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status will be recognized in other comprehensive income. This recognition provision and the related disclosures are effective in fiscal 2007 for the Company. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. This measurement provision is effective for fiscal 2009 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the current year presentation.

2         Restructuring

Diving

In September 2005, the Company’s executive management approved a plan to consolidate distribution in Europe. These actions resulted in the closure of warehouses in Germany, Italy and Switzerland and office space in France during 2006. Additionally, actions were taken during fiscal 2005 to reorganize the European management structure to unify the marketing and sales efforts across Europe. Total charges in 2006 were $352 consisting of $51 in employee termination benefits and related costs and $301 of building reconfiguration, moving and other costs. Total charges in 2005 were $1,124 consisting of $983 in employee termination benefits and related costs and $141 in consulting fees and losses on assets disposed. This decision resulted in the reduction of 14 positions. These charges are included in the “Administrative management, finance and information systems” line in the Company's Consolidated Statement of Operations.

A summary of charges, payments and accruals for fiscal 2006 and 2005 are as follows:

Actual charges during the year ended September 30, 2005	$1,124
Settlement payments	406
Accrued liabilities as of September 30, 2005	718
Actual charges during the year ended September 29, 2006	352
Settlement payments	1,070
Accrued liabilities as of September 29, 2006	$—

Watercraft

In July 2004, the Company announced plans to outsource manufacturing previously engaged in at its Grand Rapids, Michigan facility and to shift production from Mansonville, Canada to its Old Town, Maine facility as part of the Company’s ongoing efforts to increase efficiency and improve profitability of its Watercraft business unit. The Company ceased manufacturing operations at both locations in September 2004. The decision resulted in the reduction of 71 positions. Costs and charges associated with these actions were $3,794 and were incurred across fiscal years 2005 and 2004. There were no charges associated with these actions impacting fiscal 2006 operating results.

A summary of charges, payments and accruals for fiscal 2006, 2005 and 2004 were as follows:

Actual charges during the year ended October 1, 2004	$2,468
Settlement payments	1,275
Accrued liabilities as of October 1, 2004	1,193
Actual charges during the year ended September 30, 2005	1,326
Settlement payments	1,993
Accrued liabilities as of September 30, 2005	526
Settlement payments	526
Accrued liabilities as of September 29, 2006	$—

3	ACQUISITIONS

Lendal Products Ltd.

On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1,404. The transaction was funded using existing cash on hand and was acquired to add to the breadth of the Watercraft product lines. Lendal, which is located in Scotland, manufactures and markets premium performance sea touring, whitewater and surf paddles and blades. The Lendal products are sold through the same channels as the Company’s other Watercraft products and will be included in the Company’s Watercraft segment.

The acquisition will be accounted for using the purchase method and, accordingly, the Consolidated Financial Statements will include the results of operations subsequent to the date of acquisition.

The Company is not required to prepare pro forma financial information with respect to the Lendal acquisition due to the materiality of the transaction.

Cannon/Bottom Line

On October 3, 2005, the Company acquired the assets of Cannon downriggers and Bottom Line fishfinders (Cannon/Bottom Line) from Computrol, Inc., a wholly owned subsidiary of Armstrong International. The cash purchase price was $9,863. The transaction was funded using existing cash on hand. Cannon/Bottom Line is included in the Company’s Marine Electronics segment and was acquired to add to the breadth of the Marine Electronic product lines.

The following table summarizes the final allocation of the purchase price, fair values of the assets acquired and liabilities assumed, and the resulting net intangible assets acquired at the date of the Cannon/Bottom Line acquisition. No additional purchase price adjustments are expected with regard to this transaction.

Total current assets	$4,348
Property, plant and equipment	260
Trademark	940
Patents	195
Goodwill	4,582
Net assets acquired	10,325
Total liabilities assumed	462
Net purchase price	$9,863

The goodwill acquired is not subject to amortization for financial reporting purposes, but is deductible for tax purposes.

The acquisition was accounted for using the purchase method and, accordingly, the Company's Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to prepare pro forma financial information with respect to the Cannon/Bottom Line acquisition due to the materiality of the transaction.

Techsonic Industries, Inc.

On May 5, 2004, the Company acquired all of the issued and outstanding capital stock of Techsonic Industries, Inc. (Techsonic) and certain registered patents and trademarks used by Techsonic in its business of manufacturing and marketing underwater sonar and GPS technology equipment under the Humminbird brand. The final purchase price paid was $28,187, including acquisition expenses. Techsonic is part of the Company’s Marine Electronics Group and was acquired to add to the breadth of the Marine Electronic product lines. Techsonic is commonly referred to as the Humminbird brand.

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

4	INDEBTEDNESS

The Company has in place a $75,000 unsecured revolving credit agreement dated October 7, 2005 which expires October 7, 2010. At September 29, 2006, the Company had no outstanding borrowings under the October 7, 2005 revolving credit agreement. Had the Company had borrowings under this agreement the rate of interest would have been approximately 6.0%.

The Company utilizes letters of credit for trade financing purposes which totaled $2,008 at September 29, 2006.

The Company has total unsecured lines of credit, both foreign and domestic, with availability totaling $80,699 as of September 29, 2006.

Long-term debt at the end of the respective years consisted of the following:

	2006	2005
2001 senior notes	$30,000	$40,000
1998 senior notes	7,800	10,800
Other	7	—
	37,807	50,800
Less current maturities	17,000	13,000
	$20,807	$37,800

The 2001 senior notes are unsecured and have an interest rate of 7.82%. The 2001 senior notes have annual principal payments of $10,000 with a final payment due December 2008.

The 1998 senior notes are unsecured and have an interest rate of 7.15%. The 1998 senior notes have annual principal payments of $800 to $7,000 with a final payment due October 2007.

The Company’s policy is to manage interest cost using a mix of fixed and variable-rate debt. To manage this risk in a cost efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for understanding hedge transactions. Interest rate swaps that met specific conditions under SFAS No. 133 are accounted for as fair value hedges. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the Company's Consolidated Statement of Operations. The Company had no outstanding interest rate swap agreements at September 29, 2006 or September 30, 2005.

Aggregate scheduled maturities of long-term debt in each of the next three years ending September 2009 are as follows:

Year
2007	17,000
2008	10,804
2009	10,003

Interest paid was $5,496, $4,929 and $5,577 for 2006, 2005 and 2004, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of September 29, 2006 and September 30, 2005 was approximately $39,635 and $54,696, respectively. The carrying value of all other financial instruments approximates their fair value.

Certain of the Company’s loan agreements require that Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a 51% majority of the directors. At November 1, 2006, the Johnson Family held approximately 3,582,732 shares or approximately 45% of the Class A common stock, approximately 1,204,946 shares or approximately 99% of the Class B common stock and approximately 78% of the voting power of both classes of common stock taken as a whole. The agreements also contain restrictive covenants regarding the Company’s net worth, indebtedness, fixed charge coverage and distribution of earnings. As of the date of this report, the Company was in compliance with the restrictive covenants of such agreements, as amended from time to time.

5	LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases with an initial lease term in excess of one year at September 29, 2006 were as follows:

Year	Related parties included in total	Total
2007	$747	$5,449
2008	674	4,495
2009	557	3,139
2010	577	2,705
2011	597	2,514
Thereafter	—	7,900

Rental expense under all leases was approximately $7,162, $7,652 and $7,814 for 2006, 2005 and 2004, respectively.

The Company makes commitments in a broad variety of areas, including capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

6         INCOME TAXES

Income tax expense (benefit) for the respective years consisted of the following:

	2006	2005	2004
Current:
Federal	$—	$(315)	$315
State	159	91	48
Foreign	3,919	4,938	4,346
Deferred	2,971	287	1,338
	$7,049	$5,001	$6,047

The net deferred tax asset was increased $1,495 and $691 in 2005 and 2004, respectively, as a result of the allocation of the purchase price on the Techsonic acquisition.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2006	2005
Deferred tax assets:
Inventories	$2,795	$2,316
Compensation	6,151	6,956
Foreign tax credit carryforwards	224	—
Goodwill and other intangibles	—	424
Net operating loss carryforwards	11,019	17,330
Other	8,095	6,212
Total gross deferred tax assets	28,284	33,238
Less valuation allowance	3,260	4,568
	25,024	28,670
Deferred tax liabilities:
Goodwill and other intangibles	80	—
Foreign statutory reserves	906	877
Net deferred tax assets	$24,038	$27,793

The net deferred tax assets are recorded as $9,462 in current and $14,576 in non-current assets for 2006 and $8,118 in current and $19,675 in non-current assets for 2005.

Following is the income before income taxes for domestic and foreign operations:

	2006	2005	2004
United States	$7,911	$3,794	$5,399
Foreign	7,853	8,308	9,337
	$15,764	$12,102	$14,736

The significant differences between the statutory federal tax rate for the Company and its effective income tax rates are as follows:

	2006	2005	2004
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
Foreign rate differential	8.4	9.2	5.2
Reduction in valuation reserve for research and development tax credits	(5.2)	—	—
Reduction in effective rate utilized to record deferred taxes	4.9	—	—
Other	2.6	(1.9)	1.8
	44.7%	41.3%	41.0%

The foreign rate differential of 8.4%, 9.2% and 5.2% for 2006, 2005 and 2004, respectively, is comprised of several foreign tax related items including the statutory rate differential in each year and additional contingency reserves in 2005 and 2006. The Company reduced a valuation reserve related to research and development tax credits for 2006 which resulted in the 5.2% favorable impact on the effective rate. Additionally, the Company reduced the state income tax rate used in valuing deferred tax assets, negatively impacting the 2006 effective rate by 4.9%.

At September 29, 2006, the Company has U.S. federal operating loss carryforwards of $21,048 which begin to expire in 2013, as well as various state net operating loss carryforwards. In addition, certain of the Company’s foreign subsidiaries have operating loss carryforwards totaling $2,347. These operating loss carryforwards are available to offset future taxable income over the next 3 to approximately 20 years. They are anticipated to be fully utilized during this period except that the Company has established a valuation allowance for the expected under-utilization of certain state operating loss carryforwards and foreign tax credit carryforwards.

Taxes paid were $2,074, $5,746 and $4,922 for 2006, 2005 and 2004, respectively.

7	EMPLOYEE BENEFITS

Net periodic pension cost, for significant noncontributory defined benefit pension plans, includes the following components.

	2006	2005	2004
Service cost	$703	$628	$574
Interest on projected benefit obligation	925	943	886
Estimated return on plan assets	(871)	(825)	(764)
Amortization of unrecognized:
Net loss	268	111	100
Prior service cost	9	24	26
Transition asset	(2)	(2)	(42)
Net periodic pension cost	$1,032	$879	$780

The following provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for 2006 and 2005 and a statement of the funded status at the end of each year:

	2006	2005
Projected benefit obligation:
Projected benefit obligation at beginning of year	$19,340	$15,317
Service cost	703	628
Interest cost	925	943
Actuarial (gain) loss	(4,211)	3,147
Benefits paid	(717)	(695)
Projected benefit obligation at end of year	$16,040	$19,340
Fair value of plan assets:
Fair value of plan assets at beginning of year	$10,860	$9,989
Actual return on plan assets	649	940
Company contributions	802	626
Benefits paid	(717)	(695)
Fair value of plan assets at end of year	$11,594	$10,860
Funded status:
Funded status of the plan	$(4,448)	$(8,480)
Unrecognized net loss	2,424	6,681
Unrecognized prior service cost	12	21
Unrecognized transition asset	(3)	(5)
Net liability recognized	$(2,015)	$(1,783)

The accumulated benefit obligation for all plans was $13,553 and $15,452 at September 29, 2006 and September 30, 2005, respectively.

At September 29, 2006, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $10,662 and $8,486, respectively, and the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with plan assets in excess of benefit obligations was $2,891 and $3,108, respectively. At September 30, 2005 the aggregate accumulated benefit obligation exceeded the aggregate fair market value of plan assets for all plans.

The following summarizes the components of the net liability recognized in the consolidated balance sheets at the end of the respective years:

	2006	2005
Accrued benefit liability	$(2,533)	$(4,592)
Intangible asset	—	21
Accumulated other comprehensive income	518	2,788
Net liability recognized	$(2,015)	$(1,783)

The Company anticipates making contributions to the defined benefit pension plans of $248 through October 15, 2007.

Estimated benefit payments from the defined benefit plans to participants for the next five years ending September 2011 and five years thereafter are as follows:

Year
2007	$702
2008	690
2009	678
2010	666
2011	723
Five years thereafter	4,040

Actuarial assumptions used to determine the projected benefit obligation are as follows:

	2006	2005	2004
Discount rate	6.25%	5.25%	6.25%
Long-term rate of return	8	8	8
Average salary increase rate	4	4	4

The impact of the change in discount rates resulted in an actuarial gain of $2,844 and a loss of $3,029 in 2006 and 2005, respectively. The remainder of the change in actuarial gains or losses for each year results from adjustments to mortality tables and other modifications to actuarial assumptions.

To determine the long-term rate of return assumption for plan assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness. The Company uses measurement dates of October 1 to determine pension expenses for each year and August 31 to determine the fair value of the pension assets.

The Company’s pension plans weighted average asset allocations at September 29, 2006 and September 30, 2005, by asset category were as follows:

	2006	2005
Equity securities	51%	54%
Fixed income securities	47	44
Other securities	2	2
Total	100%	100%

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

The Company’s investment strategy for the Plans is to invest in a diversified portfolio that will generate average long-term returns commensurate with the aforementioned objectives while minimizing risk.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expense attributable under the defined contribution programs was approximately $2,600, $2,700 and $2,600 for 2006, 2005 and 2004, respectively.

8         PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

9        COMMON STOCK

The number of authorized and outstanding shares of each class of the Company's common stock at the end of the respective years was as follows:

	2006	2005
Class A, $.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	7,858,800	7,796,340
Class B, $.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,217,977	1,219,667

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2006, 2005 and 2004, respectively, 1,690, 2,048 and 932 shares of Class B common stock were converted into Class A common stock.

10	STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Shares available for grant to key executives and non-employee directors are 570,312 at September 29, 2006.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

Total stock compensation expense for stock options granted prior to October 1, 2005, calculated pursuant to SFAS 123(R), and recognized by the Company during 2006 was $54, or approximately $32, net of taxes. The Company’s stock options outstanding are all fully vested, with no further compensation expense expected. There were no grants of stock options in 2006.

During 2005, the terms of options granted to a former officer of the Company were modified. These modifications resulted in non-cash compensation expense of $403, or approximately $241, net of taxes.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years	)	Aggregate Intrinsic Value
Outstanding at October 3, 2003	690,885	$8.80
Granted	9,750	$19.88
Exercised	(189,201)	$8.21
Cancelled	(30,668)	$19.63
Outstanding at October 1, 2004	480,766	$8.56
Granted	11,520	$17.07
Exercised	(144,252)	$7.44
Cancelled	(5,000)	$21.75
Outstanding at September 30, 2005	343,034	$9.13
Exercised	(6,501)	$6.28
Cancelled	(4,000)	$22.06
Outstanding and exercisable at September 29, 2006	332,533	$9.03	3.7		$2,786

The range of options outstanding at September 29, 2006 is as follows:

Price Range per Share	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years	)
$ 5.31 - 7.65	159,883	$6.86	4.3
$ 7.66 - 10.00	106,780	$8.33	2.6
$10.01 - 22.06	65,870	$15.43	3.7
	332,533	$9.03	3.7

Restricted Stock

All restricted stock has been granted at fair market value on the date of grant and vests either immediately or over three years. The Company granted 69,754, 39,094 and 2,515 shares of restricted stock with a total value of $1,165, $680 and $50 during 2006, 2005 and 2004, respectively. Restricted stock forfeitures totaled 22,770 shares during 2006. These forfeited restricted shares had an original fair market value at date of grant of $385. Amortization expense related to the restricted stock was $530, $102 and $50, respectively, during 2006, 2005 and 2004. Unvested restricted stock issued and outstanding as of September 29, 2006 and September 20, 2005 totaled 76,120 and 36,164 shares, respectively, having a gross unamortized value of $849 and $598, respectively, which will be amortized to expense through November 2008.

The accounting treatment in prior periods for amortization of compensation expense related to grants of restricted stock was consistent with the current treatment under SFAS 123(R). As a result of adopting SFAS 123(R) on October 1, 2005, the Company no longer records restricted stock in the balance sheet upon grant, with a debit to contingent compensation, but rather records compensation expense, with a credit to capital in excess of par value, as the restricted stock is earned over the applicable vesting period. Previously recorded contingent compensation was reversed against capital in excess of par value on October 1, 2005 and will be amortized to expense, with a credit to capital in excess of par value, over the remaining vesting period for such restricted stock.

A summary of unvested restricted stock activity for 2006 related to the Company’s plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 30, 2005	36,164	$17.42
Restricted stock grants	69,754	16.70
Restricted stock cancelled	(22,770)	16.91
Restricted stock vested	(7,028)	17.78
Unvested restricted stock at September 29, 2006	76,120	$16.88

Phantom Stock Plan

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized expense under the phantom stock plan during 2006, 2005 and 2004 of $80, $148 and $410, respectively. The Company made payments of $411 to participants in the plan during 2006 and $295 of liabilities remain at September 29, 2006. There were no grants of phantom shares in fiscal 2006 or 2005 and the Company does not anticipate further grants of phantom shares going forward.

Employee Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. During 2006, 2005 and 2004, 7,285, 11,115 and 22,872 shares, respectively, were issued under this plan. Compensation expense calculated pursuant to SFAS 123(R) of $22 for the employees’ stock purchase plan was recorded during 2006. Shares available for purchase by employees under this plan were 75,557 at September 29, 2006.

11	RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson family and other related parties. These include consulting services, aviation services, office rental, royalties and certain administrative activities. Total net costs of these transactions were $1,838, $2,436 and $1,865 for 2006, 2005 and 2004, respectively. Amounts due to/from related parties were immaterial at September 29, 2006 and September 30, 2005, respectively.

12	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate global business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

Net sales and operating profit include both sales to customers, as reported in the Company’s Consolidated Statements of Operations, and interunit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2006	2005	2004
Net sales:
Marine Electronics:
Unaffiliated customers	$164,362	$145,051	$109,317
Interunit transfers	110	181	461
Outdoor Equipment:
Unaffiliated customers	65,903	75,286	90,139
Interunit transfers	45	55	54
Watercraft:
Unaffiliated customers	87,127	80,374	75,172
Interunit transfers	175	475	791
Diving:
Unaffiliated customers	77,880	79,363	80,059
Interunit transfers	590	41	15
Other/Corporate	518	616	587
Eliminations	(920)	(752)	(1,321)
	$395,790	$380,690	$355,274
Operating profit (loss):
Marine Electronics	$21,583	$21,572	$17,762
Outdoor Equipment	8,236	11,208	16,365
Watercraft	(2,573)	(4,353)	(9,787)
Diving	5,604	4,901	9,949
Other/Corporate	(12,225)	(17,684)	(14,940)
	$20,625	$15,644	$19,349
Depreciation and amortization expense:
Marine Electronics	$3,195	$2,865	$1,950
Outdoor Equipment	358	368	380
Watercraft	2,525	2,643	2,896
Diving	1,646	2,100	2,170
Other/Corporate	1,440	1,426	1,262
	$9,164	$9,402	$8,658
Additions to property, plant and equipment:
Marine Electronics	$4,583	$2,856	$1,918
Outdoor Equipment	321	217	408
Watercraft	1,336	2,080	2,569
Diving	1,547	776	1,793
Other/Corporate	1,078	874	1,156
	$8,865	$6,803	$7,844
Total assets:
Marine Electronics	$75,728	$56,926
Outdoor Equipment	25,283	23,901
Watercraft	56,213	50,096
Diving	96,968	91,488
Other/Corporate	30,034	60,907
	$284,226	$283,318
Goodwill, net:
Marine Electronics	$14,596	$10,013
Outdoor Equipment	563	563
Watercraft	5,518	5,600
Diving	22,270	21,557
	$42,947	$37,733

A summary of the Company’s operations by geographic area is presented below:

	2006	2005	2004
Net sales:
United States:
Unaffiliated customers	$315,828	$301,796	$276,893
Interarea transfers	11,123	7,294	7,016
Europe:
Unaffiliated customers	46,192	48,233	48,919
Interarea transfers	12,527	13,320	11,601
Other:
Unaffiliated customers	33,769	30,662	29,462
Interarea transfers	1,561	1,230	2,480
Eliminations	(25,210)	(21,845)	(21,097)
	$395,790	$380,690	$355,274
Total assets:
United States	$160,203	$166,901
Europe	95,448	91,374
Other	28,575	25,043
	$284,226	$283,318
Long-term assets(1):
United States	$55,058	$47,559
Europe	27,332	27,461
Other	2,363	2,588
	$84,753	$77,608
(1)Long-term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

The Company had no single customer that accounted for more than 10% of its net sales in 2006. The Company’s Outdoor Equipment business recognized sales to the U.S. military totaling $45,126 and $55,678 in 2005 and 2004, respectively.

13      VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2006, 2005 and 2004:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reserves of Businesses Acquired	Less Deductions	Balance at End of Year
Year ended September 29, 2006:
Allowance for doubtful accounts	$2,546	$629	$—	$857	$2,318
Reserves for inventory valuation	2,563	2,163	—	1,280	3,446
Valuation of deferred tax assets	4,568	224	—	1,532	3,260
Reserves for sales returns	1,323	583	78	961	1,023
Year ended September 30, 2005:
Allowance for doubtful accounts	2,807	379	—	640	2,546
Reserves for inventory valuation	2,642	431	—	510	2,563
Valuation of deferred tax assets	5,353	—	—	785	4,568
Reserves for sales returns	1,456	1,023	—	1,156	1,323
Year ended October 1, 2004:
Allowance for doubtful accounts	4,214	(16)	269	1,660	2,807
Reserves for inventory valuation	3,842	1,073	—	2,273	2,642
Valuation of deferred tax assets	6,527	—	—	1,174	5,353
Reserves for sales returns	1,016	1,112	526	1,198	1,456
Deductions include the net impact of foreign currency fluctuations on the respective accounts.

14	LITIGATION

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

On June 29, 2006, the Company announced a temporary closing of its Binghamton, New York manufacturing facility due to extensive flooding which occurred in the State of New York in June of 2006. The Company reopened this manufacturing facility on August 25, 2006. The Company’s finished goods warehouse in Binghamton was unaffected by the floods and remained open for business. The Company has incurred $4,740 in losses and expenses associated with clean up, repair, impairment of inventory, impairment of property and equipment and payroll related to idle labor due to the flood. The Company has received $3,039 in insurance reimbursements associated with these costs, has expensed $1,500 of these costs and has booked a receivable of $201 at September 29, 2006. The Company does not expect to incur any further expenses that will not be reimbursed by its insurance providers. The Company is negotiating insurance recoveries related to business continuation insurance and fixed asset replacement relating to this event. The amount of these recoveries can not be estimated at September 29, 2006 and therefore will be recorded as income upon resolution of the gain contingencies.

16      QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
Net sales	$72,563	$74,982	$107,374	$106,168	$135,540	$122,445	$80,314	$77,095
Gross profit	29,429	30,272	44,341	45,774	57,407	51,718	34,040	28,590
Operating profit (loss)	(812)	(47)	8,271	8,426	13,912	11,848	(744)	(4,583)
Net income (loss)	$(1,094)	$(1,031)	$4,174	$4,738	$6,563	$6,794	$(924)	$(3,398)
Basic earnings (loss) per common share:	$(0.12)	$(0.12)	$0.46	$0.55	$0.73	$0.79	$(0.10)	$(0.39)
Diluted earnings (loss) per common share:	$(0.12)	$(0.12)	$0.46	$0.54	$0.72	$0.77	$(0.10)	$(0.39)

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year. Each of the fiscal quarters in 2006 and 2005 was thirteen weeks long, ending on the Friday nearest to the calendar quarter end.