Form 10-Q
period 2006-12-29
JOHNSON OUTDOORS INC
filed 2007-02-07
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

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

As of January 12, 2007, 7,903,932 shares of Class A and 1,217,977 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Form 10-Q

December 29, 2006

PART I        FINANCIAL INFORMATION

Item 1.         Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended
	December 29 2006	December 30 2005
Net sales	$71,701	$72,563
Cost of sales	43,221	43,134
Gross profit	28,480	29,429
Operating expenses:
Marketing and selling	19,768	18,290
Administrative management, finance and information systems	8,467	9,290
Research and development	2,886	2,661
Total operating expenses	31,121	30,241
Operating loss	(2,641)	(812)
Interest income	(171)	(88)
Interest expense	1,023	991
Other expenses, net	1	69
Loss before income taxes	(3,494)	(1,784)
Income tax benefit	(1,382)	(690)
Net loss	$(2,112)	$(1,094)
Basic and diluted loss per common share	$(0.23)	$(0.12)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	December 29 2006 (unaudited)	September 29 2006 (audited)	December 30 2005 (unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$48,548	$51,689	$45,206
Accounts receivable, less allowance for doubtful accounts of $2,526, $2,318 and $2,931, respectively	56,865	52,844	62,465
Inventories, net	83,410	63,828	62,704
Income taxes refundable	741	--	1,509
Deferred income taxes	9,421	9,462	8,140
Other current assets	10,727	7,074	7,451
Total current assets	209,712	184,897	187,475
Property, plant and equipment, net	32,426	31,600	30,627
Deferred income taxes	14,546	14,576	19,670
Goodwill	44,435	42,947	42,196
Intangible assets, net	4,572	4,590	3,980
Other assets	5,798	5,616	4,884
Total assets	$311,489	$284,226	$288,832
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$48,000	$--	$28,000
Current maturities of long-term debt	10,801	17,000	17,000
Accounts payable	22,169	17,506	19,110
Accrued liabilities:
Salaries, wages and benefits	10,319	16,577	11,594
Accrued discounts and returns	6,002	5,047	5,020
Accrued interest payable	437	1,118	777
Income taxes payable	--	1,258	--
Other	14,008	16,144	12,798
Total current liabilities	111,736	74,650	94,299
Long-term debt, less current maturities	10,005	20,807	20,800
Other liabilities	8,296	7,888	9,815
Total liabilities	130,037	103,345	124,914
Shareholders' equity:
Preferred stock: none issued	--	--	--
Common stock:
Class A shares issued: December 29, 2006, 7,903,932; September 29, 2006, 7,858,800; December 30, 2005, 7,859,567	395	393	393
Class B shares issued (convertible into Class A): December 29, 2006, 1,217,977; September 29, 2006, 1,217,977; December 30, 2005, 1,219,667	61	61	61
Capital in excess of par value	55,747	55,459	54,791
Retained earnings	115,903	118,015	108,206
Accumulated other comprehensive income	9,346	6,953	468
Total shareholders' equity	181,452	180,881	163,918
Total liabilities and shareholders' equity	$311,489	$284,226	$288,832

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Three Months Ended
	December 29 2006	December 30 2005
CASH USED FOR OPERATING ACTIVITIES
Net loss	$(2,112)	$(1,094)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,133	2,179
Amortization of intangible assets	25	31
Amortization of deferred financing costs	44	24
Stock based compensation	142	181
Deferred income taxes	71	(41)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(3,362)	(13,350)
Inventories, net	(18,578)	(7,473)
Accounts payable and accrued liabilities	(6,056)	(7,598)
Other, net	(3,149)	(2,167)
	(30,842)	(29,308)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(1,491)	(10,400)
Additions to property, plant and equipment	(2,657)	(1,470)
	(4,148)	(11,870)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Net borrowings from short-term notes payable	48,000	28,000
Principal payments on senior notes and other long-term debt	(17,001)	(13,000)
Excess tax benefits from stock based compensation	4	1
Common stock transactions	168	1
	31,171	15,002
Effect of foreign currency fluctuations on cash	678	(729)
Decrease in cash and temporary cash investments	(3,141)	(26,905)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period	51,689	72,111
End of period	$48,548	$45,206

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of December 29, 2006 and the results of operations and cash flows for the three months ended December 29, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

Because of seasonal and other factors, the results of operations for the three months ended December 29, 2006 are not necessarily indicative of the results to be expected for the Company's full 2007 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2         Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $56,865 as of December 29, 2006 from $52,844 as of September 29, 2006 is attributable to the seasonal nature of the Company's business. The calculation of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

3         Loss per Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	December 29 2006	December 30 2005
Net loss	$(2,112)	$(1,094)
Weighted average common shares - Basic and Diluted	9,005,615	8,977,317
Basic and diluted loss per common share	$(0.23)	$(0.12)

The effect of stock options and restricted stock on diluted loss per share has not been presented given the impact of their inclusion would be anti-dilutive because of the net loss in each period.

JOHNSON OUTDOORS INC.

4         Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. The plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Shares available for grant to key executives and non-employee directors were 535,180 at December 29, 2006.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

Total stock compensation expense for stock options granted prior to October 1, 2005, calculated pursuant to SFAS 123(R), and recognized by the Company for three months ended December 30, 2005 was $14. There was no compensation expense for stock options recognized by the Company for the three months ended December 29, 2006. The Company’s stock options outstanding are all fully vested, with no further compensation expense to be recognized. There were no grants of stock options in during the three months ended December 29, 2006.

A summary of stock option activity for the quarter ended December 29, 2006 related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 29, 2006	332,533	$9.03
Exercised	10,000	16.88
Outstanding and exercisable at December 29, 2006	322,533	$8.78	3.5	$3,174

Options to purchase 338,533 shares of common stock with a weighted average exercise price of $8.98 per share were outstanding at December 30, 2005.

Restricted Stock

All shares of restricted stock awarded by the Company have been granted at fair market value on the date of grant and vest either immediately or over a period of three to five years. The Company granted 35,132 and 62,726 shares of restricted stock with a total value of $648 and $1,040 during the three months ended December 29, 2006 and December 30, 2005, respectively. Amortization expense related to the restricted stock was $118 and $94 during the three months ended December 29, 2006 and December 30, 2005, respectively. Unvested restricted stock issued and outstanding as of December 29, 2006 totaled 111,252 shares, having a gross unamortized value of $1,379, which will be amortized to expense through November 2011.

JOHNSON OUTDOORS INC.

A summary of unvested restricted stock activity for the quarter ended December 29, 2006 related to the Company’s plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 29, 2006	76,120	$16.88
Restricted stock grants	35,132	18.43
Unvested restricted stock at December 29, 2006	111,252	$17.36

Phantom Stock Plan

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees may earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized expense under the phantom stock plan during the three months ended December 29, 2006 and December 30, 2005 of $24 and $73, respectively. The Company made payments of $319 and $274 to participants in this plan during the three months ended December 29, 2006 and December 30, 2005, respectively. There were no grants of phantom shares by the Company in fiscal 2006 or 2005 and the Company does not anticipate grants of phantom shares in the future.

Employee Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The grant period for the employees’ stock purchase plan generally occurs during the Company’s second fiscal quarter. Accordingly, no compensation expense was recognized during the three months ended December 29, 2006 or December 30, 2005 in connection with this plan. Shares available for purchase by employees under this plan were 75,557 at September 29, 2006.

JOHNSON OUTDOORS INC.

5         Pension Plans

The components of net periodic benefit cost related to Company sponsored benefit plans for the three months ended December 29, 2006 and December 30, 2005 were as follows:

	Three Months Ended
	December 29 2006	December 30 2005
Components of net periodic benefit cost:
Service cost	$176	$157
Interest on projected benefit obligation	231	235
Less estimated return on plan assets	(218)	(206)
Amortization of unrecognized:
Net loss	67	28
Prior service cost	2	6
Net amount recognized	$258	$220

6         Income Taxes

The provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The effective tax rate for the three months ended December 29, 2006 was 39.6% compared to 38.7% in the corresponding period of the prior year.

7         Inventories

Inventories at the end of the respective periods consist of the following:

	December 29 2006	September 29 2006	December 30 2005
Raw materials	$32,684	$24,895	$24,214
Work in process	3,400	4,194	2,683
Finished goods	50,873	38,185	38,543
	86,957	67,274	65,440
Less inventory reserves	3,547	3,446	2,736
	$83,410	$63,828	$62,704

JOHNSON OUTDOORS INC.

8         New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109. This Interpretation provides a consistent recognition threshold and measurement attribute, as well as criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. FIN 48 will be effective beginning in fiscal year 2008 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status will be recognized in other comprehensive income. This recognition provision and the related disclosures are to be effective at the end of fiscal 2007 for the Company. This Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. This measurement provision is effective for fiscal 2009 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements and will recalculate the funded status of its defined benefit pension plans during the fourth quarter of 2007.  Had the Company been required to recognize the underfunded status of its defined benefit plans in its consolidated balance sheet as of September 29, 2006 other long-term liabilities would have increased by $1,915 with a corresponding decrease in other comprehensive income.

9         Acquisition

On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1,404, plus $87 in transaction costs. The transaction was funded using existing cash on hand and was acquired to add to the breadth of the Company's Watercraft product lines. Lendal, which is located in Scotland, manufactures and markets premium performance sea touring, whitewater and surf paddles and blades. The Lendal products are sold through the same channels as the Company’s other Watercraft products and will be included in the Company’s Watercraft segment.

The acquisition was accounted for using the purchase method and, accordingly, the Company's Consolidated Financial Statements include the results of operations subsequent to the date of acquisition.

The Company is not required to prepare pro forma financial information with respect to the Lendal acquisition due to the materiality of the transaction.

JOHNSON OUTDOORS INC.

10      Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the three months ended December 29, 2006 and December 30, 2005.

	December 29 2006	December 30 2005
Balance at beginning of quarter	$3,844	$3,287
Expense accruals for warranties issued during the period	1,166	481
Less current period warranty claims paid	722	585
Balance at end of quarter	$4,288	$3,183

11       Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income (loss) and comprehensive income (loss) is due to cumulative foreign currency translation adjustments. Strengthening of worldwide currencies against the U.S. dollar created the Company's translation adjustment income for the three months ended December 29, 2006.

Comprehensive income (loss) for the respective periods consists of the following:

	Three Months Ended
	December 29 2006	December 30 2005
Net loss	$(2,112)	$(1,094)
Translation adjustments	2,393	(1,534)
Comprehensive income (loss)	$281	$(2,628)

12      Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents the Company's major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company’s Outdoor Equipment business recognized net sales to the United States military which totaled approximately 12.0% and 12.2% of the total Company’s net sales during the three months ended December 29, 2006 and December 30, 2005, respectively.

Net sales and operating profit include both sales to customers, as reported in the Company's condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company's operations in each business unit at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended
	December 29 2006	December 30 2005
Net sales:
Marine electronics:
Unaffiliated customers	$29,456	$29,966
Interunit transfers	10	8
Outdoor equipment:
Unaffiliated customers	13,683	14,517
Interunit transfers	7	7
Watercraft:
Unaffiliated customers	11,729	12,261
Interunit transfers	12	23
Diving:
Unaffiliated customers	16,777	15,742
Interunit transfers	142	76
Other	56	77
Eliminations	(171)	(114)
	$71,701	$72,563
Operating profit (loss):
Marine electronics	$204	$2,416
Outdoor equipment	1,643	1,648
Watercraft	(2,393)	(2,491)
Diving	631	66
Other	(2,726)	(2,451)
	$(2,641)	$(812)
Total assets (end of period):
Marine electronics	$90,176	$75,600
Outdoor equipment	30,531	26,799
Watercraft	61,765	56,060
Diving	102,581	92,295
Other	26,436	35,493
	$311,489	$286,247

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

JOHNSON OUTDOORS INC.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three months ended December 29, 2006 and December 30, 2005. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors and such other uncertainties and risks that may affect the Company's performance which are discussed further in Part I, Item 1A "Risk Factors," in the Company's Form 10-K for the year ended September 29, 2006, in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, which are discussed in this Form 10-Q: Minn Kota®, Cannon®, Humminbird®, Bottom Line®, Fishin’ Buddy®, Silva®, Eureka!®, Old Town®, Ocean Kayak™, Necky®, Escape®, Extrasport®, Carlisle®, Lendal™, Scubapro®, and UWATEC®.

JOHNSON OUTDOORS INC.

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

Quarterly sales are historically lowest during the first fiscal quarter when the Company is ramping up for its primary selling season for its outdoor recreational products. The 1.2% decline in net sales for the three months ended December 29, 2006 resulted primarily from the anticipated slowdown in military tent sales. Excluding this anticipated slowdown, which was $2.4 million below the prior year quarter, total Company net sales for the first quarter would have been $1.5 million higher than the prior year quarter. Key changes included:

▪
Marine Electronics revenues dipped 1.7% below last year due to delays in shipments to customers which resulted from a temporary gap in product component availability, as well as the transition to a new distribution center and ERP system upgrade.

▪	Watercraft sales were 4.8% behind last year due largely to a shift in the pacing of orders from large national retailers.
▪	Diving revenues increased 7.0% due to strong performance in key international markets and favorable currency translation.
▪
Outdoor Equipment revenues were down 5.7% as the expected slowing of military sales continued, declining 21.3% versus the prior year quarter, and growth in Consumer camping was offset by weaker Commercial tent sales.

Total Company operating loss during the seasonally slow first quarter of $2.6 million compared to an operating loss of $0.8 million in the prior year quarter. Key drivers behind the unfavorable comparison were:

▪
Lower volume and higher commodity costs in the current quarter, together with the aforementioned ERP upgrade and distribution center move in Marine Electronics, which had a significant impact on labor efficiency and accounted for the year-over-year decline in total Company gross margins.

▪	Lower sales in Watercraft due to a shift in customer order pacing.
▪	Increased spending in marketing and sales to support innovative new product launches.

The Company reported a net loss of $2.1 million, or ($0.23) per diluted share, during the historically slow first quarter. This compares to a net loss of $1.1 million, or ($0.12) per diluted share, in the same quarter last year.

The Company’s debt to total capitalization stood at 27% at the end of the quarter versus 29% at December 30, 2005. Debt, net of cash, was $20.3 million in the current year quarter compared to $20.6 million in the prior year quarter.

JOHNSON OUTDOORS INC.

Due to the seasonality of the Company’s businesses, first quarter results are not expected to be indicative of the Company's primary selling period, which takes place in its second and third fiscal quarters. The table below sets forth a historical view of the Company’s seasonality.

Year Ended
	September 29, 2006		September 30, 2005		October 1, 2004
Quarter Ended	Net Sales	Operating Profit (Loss )	Net Sales	Operating Profit (Loss )	Net Sales	Operating Profit (Loss )
December	19%	(4)%	20%	--%	18%	7%
March	27	40	28	54	27	45
June	34	67	32	76	34	72
September	20	(3)	20	(30)	21	(24)
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s sales and operating profit (loss) by segment are summarized as follows:

(millions)	Three Months Ended
	December 29 2006	December 30 2005
Net sales:
Marine electronics	$29.5	$30.0
Outdoor equipment	13.7	14.5
Watercraft	11.7	12.3
Diving	16.9	15.8
Other/eliminations	(0.1)	--
Total	$71.7	$72.6
Operating profit (loss):
Marine electronics	$0.2	$2.4
Outdoor equipment	1.6	1.6
Watercraft	(2.4)	(2.5)
Diving	0.6	0.1
Other/eliminations	(2.6)	(2.4)
Total	$(2.6)	$(0.8)

See Note 12 of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profits.

JOHNSON OUTDOORS INC.

Net sales on a consolidated basis for the three months ended December 29, 2006 totaled $71.7 million, a decrease of 1.2% or $0.9 million, compared to $72.6 million during the three months ended December 30, 2005. The Company acquired the Lendal Products Ltd. (Lendal) business on October 3, 2006. Net sales for the Lendal business for the three months ended December 29, 2006 were $0.3 million. Foreign currency fluctuations favorably impacted quarterly sales by $0.9 million during the three months ended December 29, 2006. Only the Company’s Diving business had sales growth during the current quarter over the prior year quarter with sales increasing $1.1 million, or 7.0%, to $16.9 million. The increase was due to improved performance in international markets, including favorable currency fluctuations totaling $0.7 million. The Marine Electronics business sales decreased $0.5 million during the quarter ended December 29, 2006, or 1.7%, to $29.5 million. This decrease was attributable to delays in shipments from temporary shortages in product component and disruptions encountered during systems implementation and relocating to a new distribution facility. Sales in the Watercraft business decreased $0.6 million during the quarter ended December 29, 2006, or 4.8%, to $11.7 million mainly due to pacing of orders from large national retailers. The Outdoor Equipment business net sales declined $0.8 million during the quarter ended December 29, 2006, or 5.5%, to $13.7 million resulting from the declines in military tent sales in the current fiscal quarter. The Company had anticipated this decline in military tent sales based on its current contracts outstanding.

Gross profit as a percentage of sales was 39.7% for the three months ended December 29, 2006 compared to 40.6% in the corresponding period in the prior year. The overall decline in gross margin rates was driven by Watercraft and Marine Electronics where labor and manufacturing variances were unfavorable mainly due to unfavorable changes in volume and commodity prices. Favorability was seen in the Outdoor Equipment business resulting from favorable product mix and in the Diving business due to favorable product mix and strong volume.

The Company recognized an operating loss of $2.6 million for the three months ended December 29, 2006 compared to an operating loss of $0.8 million for the corresponding period of the prior year. Diving reported an operating profit of $0.6 million compared to $0.1 million in the corresponding prior year period due to strength in international markets. Watercraft operating losses for the three months ended December 29, 2006 were improved over the losses incurred in the prior year as a result of improvements made to the business’s operations. The Outdoor Equipment business declines in operating profit were the result of the slowdown in military tent sales. As noted above, Marine Electronics operating profits declined on lower sales volume.

Interest expense was $1.0 million for the three months ended December 29, 2006, which was flat when compared to the three months ended December 30, 2005. Payments of $17.0 million were made on the Company's outstanding senior notes during the three months ended December 29, 2006.

Interest income was $0.2 million for the three months ended December 29, 2006, compared to $0.1 million for the corresponding period of the prior year.

The Company’s effective tax rate for the three months ended December 29, 2006 was 39.6%, compared to 38.7% for the corresponding period of the prior year.

Net Loss

Net loss for the three months ended December 29, 2006 was $2.1 million, or $0.23 per diluted share, compared to a net loss of $1.1 million, or $0.12 per diluted share, for the corresponding period of the prior year due to the factors discussed above.

JOHNSON OUTDOORS INC.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Three Months Ended
	December 29 2006	December 30 2005
Cash provided by (used for):
Operating activities	$(30.8)	$(29.3)
Investing activities	(4.1)	(11.9)
Financing activities	31.2	15.0
Effect of exchange rate changes	0.6	(0.7)
Decrease in cash and temporary cash investments	$(3.1)	$(26.9)

In its first fiscal quarter, the Company typically invests in operating assets in anticipation of the Company’s strongest selling season, which is in the second and third quarters of the Company’s fiscal year.

The Company's debt-to-total capitalization ratio has decreased to 27% as of December 29, 2006 from 29% as of December 30, 2005, as the Company paid $17.0 million on its outstanding senior notes, but incurred short-term borrowings to meet working capital needs.

Operating Activities

Cash flows used for operations totaled $30.8 million for the three months ended December 29, 2006 compared with $29.3 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $3.4 million for the three months ended December 29, 2006, compared to an increase of $13.4 million in the corresponding period of the prior year. Inventories increased by $18.6 million for the three months ended December 29, 2006 compared to an increase of $7.5 million in the prior year comparable period. The inventory build in the current year is primarily related to a build-up of products for the Company’s selling season which is the strongest during the second and third quarters of the Company's fiscal year. The Company believes it is producing products at levels adequate to meet expected customer demand.

Accounts payable and accrued liabilities decreased $6.1 million for the three months ended December 29, 2006 versus a decrease of $7.6 million for the corresponding period of the prior year. The decreases during the quarters ended December 29, 2006 and December 30, 2005 were the result of settlement of various accruals.

Total depreciation and amortization charges were $2.2 million for the three months ended December 29, 2006 and $2.2 million for the corresponding period of the prior year.

JOHNSON OUTDOORS INC.

Investing Activities

Cash used for investing activities totaled $4.1 million for the three months ended December 29, 2006 and $11.9 million for the corresponding period of the prior year. Capital expenditures totaled $2.7 million for the three months ended December 29, 2006 and $1.5 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. In fiscal 2007, the Company's capital expenditures are anticipated to be higher than prior year levels as the Company invests in tooling, leasehold improvements and new ERP systems in its Marine Electronics business. These expenditures are expected to be funded by working capital or existing credit facilities.

On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1.5 million. On October 3, 2005, the Company acquired the assets of Cannon/Bottomline for an initial purchase price of $10.4 million. An adjustment to the purchase price based on closing working capital in the amount of $0.5 million was received by the Company on January 19, 2006.

Financing Activities

Cash flows provided by financing activities totaled $31.2 million for the three months ended December 29, 2006 and $15.0 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $17.0 million and $13.0 million during the first quarters of fiscal years 2007 and 2006, respectively.

The Company had borrowings outstanding on revolving credit facilities of $48.0 million ($45.0 million at an interest rate of 6.125% and $3.0 million at an interest rate of 8.25%) as of December 29, 2006. The Company incurred short-term borrowings during the quarter ended December 29, 2006 to meet working capital needs.

JOHNSON OUTDOORS INC.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at December 29, 2006.

	Payment Due by Period
(millions)	Total	Remainder 2007	2008/09	2010/11	2012 & After
Long-term debt	$20.8	$--	$20.8	$--	$--
Short-term debt	48.0	48.0	--	--	--
Operating lease obligations	24.7	4.0	7.6	5.2	7.9
Open purchase orders	77.6	77.6	--	--	--
Contractually obligated interest payments	2.6	1.0	1.6	--	--
Total contractual obligations	$173.7	$130.6	$30.0	$5.2	$7.9

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of December 29, 2006. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the amount of borrowings and the interest rates on that facility.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at December 29, 2006 totaled $2.2 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. In the past the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2006 or the first quarter of fiscal 2007.

JOHNSON OUTDOORS INC.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to changes in United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. The Company had no interest rate swaps, caps or collars outstanding as of December 29, 2006 or September 29, 2006.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at December 29, 2006:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$ 0.3	$ 0.2

The Company had outstanding $20.8 million in unsecured senior notes as of December 29, 2006. The senior notes bear interest at rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate senior notes was $21.7 million as of December 29, 2006.

Other Factors

The Company experienced inflationary pressures during fiscal 2006 on energy, metals and resins. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2006 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended December 29, 2006.

JOHNSON OUTDOORS INC.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109. This Interpretation provides a consistent recognition threshold and measurement attribute, as well as criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. FIN 48 will be effective beginning in fiscal year 2008 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status will be recognized in other comprehensive income. This recognition provision and the related disclosures are to be effective at the end of fiscal 2007 for the Company. This Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. This measurement provision is effective for fiscal 2009 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements and will recalculate the funded status of its defined benefit pension plans during the fourth quarter of 2007.  Had the Company been required to recognize the underfunded status of its defined benefit plans in its consolidated balance sheet as of September 29, 2006 other long-term liabilities would have increased by $1.9 million with a corresponding decrease in other comprehensive income.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

Item 4.         Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II       OTHER INFORMATION

Item 6.          Exhibits

See Exhibit Index to this Form 10-Q report.

JOHNSON OUTDOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 7, 2007
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