Form 10-Q
period 2007-03-30
JOHNSON OUTDOORS INC
filed 2007-05-09
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

As of April 17, 2007, 7,939,472 shares of Class A and 1,217,977 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Form 10-Q

March 30, 2007

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Six Months Ended
	March 30 2007	March 31 2006	March 30 2007	March 31 2006
Net sales	$122,124	$107,374	$193,824	$179,937
Cost of sales	75,039	63,033	118,258	106,167
Gross profit	47,085	44,341	75,566	73,770
Operating expenses:
Marketing and selling	27,721	24,435	47,466	42,725
Administrative management, finance and information systems	11,075	7,885	19,140	16,643
Research and development	3,259	2,833	6,145	5,494
Profit sharing	959	917	1,384	1,448
Total operating expenses	43,014	36,070	74,135	66,310
Operating profit	4,071	8,271	1,431	7,460
Interest income	(189)	(134)	(359)	(222)
Interest expense	1,533	1,352	2,556	2,342
Other (income) expense, net	(131)	222	(130)	293
Income (loss) before income taxes	2,858	6,831	(636)	5,047
Income tax expense (benefit)	1,265	2,657	(117)	1,968
Net income (loss)	$1,593	$4,174	$(519)	$3,079
Basic earnings (loss) per common share	$0.18	$0.46	$(0.06)	$0.34
Diluted earnings (loss) per common share	$0.17	$0.46	$(0.06)	$0.34

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	March 30 2007 (unaudited)	September 29 2006 (audited)	March 31 2006 (unaudited)
ASSETS
Current assets:
Cash and temporary cash investments	$36,738	$51,689	$31,710
Accounts receivable, less allowance for doubtful accounts of $2,576, $2,318 and $2,684, respectively	111,861	52,844	99,367
Inventories, net	93,227	63,828	73,664
Deferred income taxes	9,828	9,462	8,333
Other current assets	10,271	7,074	6,784
Total current assets	261,925	184,897	219,858
Property, plant and equipment, net	33,233	31,600	30,773
Deferred income taxes	14,526	14,576	19,657
Goodwill	44,636	42,947	42,209
Intangible assets, net	4,548	4,590	3,920
Other assets	6,117	5,616	4,970
Total assets	$364,985	$284,226	$321,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$72,000	$—	$39,000
Current maturities of long-term debt	10,801	17,000	17,000
Accounts payable	38,668	17,506	27,525
Accrued liabilities:
Salaries, wages and benefits	13,181	16,577	14,060
Accrued discounts and returns	7,131	5,047	4,972
Accrued interest payable	865	1,118	886
Income taxes payable	160	1,258	2,004
Other	18,898	16,144	17,903
Total current liabilities	161,704	74,650	123,350
Long-term debt, less current maturities	10,005	20,807	20,800
Other liabilities	8,789	7,888	7,897
Total liabilities	180,498	103,345	152,047
Shareholders’ equity:
Preferred stock: none issued	—	—	—
Common stock:
Class A shares issued: March 30, 2007, 7,931,976; September 29, 2006, 7,858,800; March 31, 2006, 7,868,440	397	393	393
Class B shares issued (convertible into Class A): March 30, 2007, 1,217,977; September 29, 2006, 1,217,977; March 31, 2006, 1,218,822	61	61	61
Capital in excess of par value	56,236	55,459	55,113
Retained earnings	117,496	118,015	112,379
Accumulated other comprehensive income	10,297	6,953	1,394
Total shareholders’ equity	184,487	$180,881	169,340
Total liabilities and shareholders’ equity	$364,985	$284,226	$321,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Six Months Ended
	March 30 2007	March 31 2006
CASH USED FOR OPERATING ACTIVITIES
Net income (loss)	$(519)	$3,079
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	4,432	4,649
Amortization of intangible assets	50	45
Amortization of deferred financing costs	88	91
Stock based compensation	358	383
Deferred income taxes	(316)	(222)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(58,127)	(50,074)
Inventories, net	(28,134)	(18,226)
Accounts payable and accrued liabilities	20,449	11,778
Other, net	(2,606)	(4,020)
	(64,325)	(52,517)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(1,503)	(9,863)
Additions to property, plant and equipment	(5,739)	(3,974)
	(7,242)	(13,837)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable	72,000	39,000
Principal payments on senior notes and other long-term debt	(17,001)	(13,000)
Excess tax benefits from stock based compensation	4	5
Common stock transactions	443	11
	55,446	26,016
Effect of foreign currency fluctuations on cash	1,170	(63)
Decrease in cash and temporary cash investments	(14,951)	(40,401)
CASH AND TEMPORARY CASH INVESTMENTS
Beginning of period	51,689	72,111
End of period	$36,738	$31,710

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of March 30, 2007 and March 31, 2006 and the results of operations for the three and six months ended March 30, 2007 and March 31, 2006 and cash flows for the six months ended March 30, 2007 and March 31, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

Because of seasonal and other factors, the results of operations for the three and six months ended March 30, 2007 are not necessarily indicative of the results to be expected for the Company's full 2007 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2         Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $111,861 as of March 30, 2007 from $52,844 as of September 29, 2006 is attributable to the seasonal nature of the Company's business. The calculation of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

3         Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented below:

	Three Months Ended		Six Months Ended
	March 30 2007	March 31 2006	March 30 2007	March 31 2006
Net income (loss)	$1,593	$4,174	$(519)	$3,079
Weighted average common shares - Basic	9,028,063	8,983,002	9,016,840	8,980,160
Dilutive stock options and restricted stock	153,231	144,079	—	154,912
Weighted average common shares - diluted	9,181,294	9,127,081	9,016,840	9,135,072
Basic earnings (loss) per common share	$0.18	$0.46	$(0.06)	$0.34
Diluted earnings (loss) per common share	$0.17	$0.46	$(0.06)	$0.34

4         Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. The plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Shares available for grant under the Company’s stock ownership plans to key executives and non-employee directors were 535,826 at March 30, 2007.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

Total stock compensation expense for stock options granted prior to October 1, 2005, calculated pursuant to SFAS 123(R), and recognized by the Company for the three months and six months ended March 31, 2006 was $22 and $36, respectively. There was no compensation expense for stock options recognized by the Company for the three months and six months ended March 30, 2007. The Company’s stock options outstanding are all fully vested, with no further compensation expense to be recognized. There were no grants of stock options during the three months and six months ended March 30, 2007.

A summary of stock option activity for the six months ended March 30, 2007 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 29, 2006	332,533	$ 9.03
Exercised	38,690	11.45
Outstanding and exercisable at March 30, 2007	293,843	$ 8.71	3.5	$ 2,913

Restricted Stock

All shares of restricted stock awarded by the Company have been granted at fair market value on the date of grant and vest either immediately or over a period of three to five years. The Company granted 6,850 and 7,028 shares of restricted stock with a total value of $125 in both of the three months ended March 30, 2007 and March 31, 2006. Amortization expense related to the restricted stock was $216 and $140 during the three months ended March 30, 2007 and March 31, 2006, respectively, and $334 and $234 during the six months ended March 30, 2007 and March 31, 2006, respectively. The value of restricted stock forfeitures was $130 for the three and six month periods ended March 30, 2007. There were no restricted stock forfeitures during the three and six month periods ended March 31, 2006. Unvested restricted stock issued and outstanding as of March 30, 2007 totaled 103,756 shares, having a gross unamortized value of $1,158, which will be amortized to expense through November 2011.

A summary of unvested restricted stock activity for the six months ended March 30, 2007 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 29, 2006	76,120	$16.88
Restricted stock grants	41,982	18.41
Restricted stock vested	(6,850)	18.25
Restricted stock canceled	(7,496)	17.35
Unvested restricted stock at March 30, 2007	103,756	$17.38

Phantom Stock Plan

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees were entitled to earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized no expense under the phantom stock plan during the three months ended March 30, 2007 and $24 during the six months ended March 30, 2007. The Company recognized expense under the phantom stock plan of $65 and $138 during the three and six months ended March 31, 2006, respectively. The Company made payments of $319 and $411 to participants in the plan during the six months ended March 30, 2007 and March 31, 2006, respectively. There were no grants of phantom shares by the Company in fiscal 2007 or 2006 and the Company does not anticipate grants of phantom shares in the future.

Employee Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. In fiscal 2007, the grant period for the employees’ stock purchase plan will occur during the Company’s third fiscal quarter. Accordingly, no compensation expense was recognized during the three months ended March 30, 2007 in connection with this plan. Compensation expense calculated pursuant to SFAS 123(R) of $22 for the employees’ stock purchase plan was recorded during the three months ended March 31, 2006. Shares available for purchase by employees under this plan were 75,557 at March 30, 2007.

5         Pension Plans

The components of net periodic benefit cost related to Company administered benefit plans for the three and six months ended March 30, 2007 and March 31, 2006, respectively, were as follows.

	Three Months Ended		Six Months Ended
	March 30 2007	March 31 2006	March 30 2007	March 31 2006
Components of net periodic benefit cost:
Service cost	$176	$157	$352	$314
Interest on projected benefit obligation	231	235	463	470
Less estimated return on plan assets	218	206	436	412
Amortization of unrecognized:
Net loss	67	28	134	56
Prior service cost	2	6	4	12
Transition asset	—	—	(1)	—
Net amount recognized	$258	$220	$516	$440

6         Income Taxes

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and six months ended March 30, 2007 was 44.3% and 18.4%, respectively, compared to 38.9% and 39.0%, respectively, in the corresponding periods of the prior year. The effective tax rates for the three months and six months ended March 30, 2007 were impacted by foreign tax audit settlements in the second quarter.

7         Inventories

Inventories at the end of the respective periods consist of the following:

	March 30 2007	September 29 2006	March 31 2006
Raw materials	$38,164	$24,895	$28,334
Work in process	3,569	4,194	3,234
Finished goods	55,215	38,185	44,766
	96,948	67,274	76,334
Less reserves	3,721	3,446	2,670
	$93,227	$63,828	$73,664

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation under the plan. Changes in that funded status will be recognized in other comprehensive income. This recognition provision and the related disclosures are to be effective at the end of fiscal 2007 for the Company. This Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. This measurement provision is effective for fiscal 2009 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements and will recalculate the funded status of its defined benefit pension plans during the fourth quarter of 2007. Had the Company been required to recognize the underfunded status of its defined benefit plans in its condensed consolidated balance sheet as of September 29, 2006, other long-term liabilities would have increased by $1,915 with a corresponding decrease in other comprehensive income, net of deferred income taxes.

9         Acquisitions

Lendal Products Ltd.

On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1,404, plus $99 in transaction costs. The transaction was funded using existing cash on hand and was acquired to add to the breadth of the Company's Watercraft product lines. Lendal, which is located in Scotland, manufactures and markets premium performance sea touring, whitewater and surf paddles and blades. The Lendal products are sold through the same channels as the Company’s other Watercraft products and will be included in the Company’s Watercraft segment.

The acquisition was accounted for using the purchase method and, accordingly, the Company's condensed consolidated Financial Statements include the results of operations subsequent to the date of acquisition.

The Company is not required to prepare pro forma financial information with respect to the Lendal acquisition due to the immateriality of the transaction.

Seemann Sub GmbH & Co. (subsequent event)

On April 2, 2007, the Company purchased the business assets and related liabilities of Seemann Sub gmbH & Co. KG (Seemann) from Seemann’s founders for $7,757, plus $335 in transaction costs. The purchase agreement provides for up to $669 in additional purchase price consideration based on the attainment of specific integration success criteria. Seemann, located in Wendelstein, Germany, is one of that country’s largest dive equipment providers. The purchase of the Seemann Sub brand will expand the Company’s product line with dive gear for the price-driven consumer. The Seemann product line will be sold through the same channels as the Company’s other diving products and will be included in the Company’s Diving segment

The purchase was accounted for using the purchase accounting method and, accordingly, the Company's condensed consolidated financial statements will include the results of operations subsequent to the date of acquisition.

The Company is not required to prepare pro forma financial information with respect to the Seemann purchase due to the immateriality of the transaction.

10       Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity during the six months ended March 30, 2007 and March 31, 2006.

	March 30 2007	March 31 2006
Balance at beginning of period	$3,844	$3,287
Expense accruals for warranties issued during the period	2,463	1,673
Warranty accruals assumed	—	100
Less current period warranty claims paid	1,766	1,700
Balance at end of period	$4,541	$3,360

11       Comprehensive Income

Comprehensive income includes net income (loss) and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income (loss) and comprehensive income is due to cumulative foreign currency translation adjustments. The strengthening of worldwide currencies against the U.S. dollar created the Company's translation adjustment income for the three and six months ended March 30, 2007.

Comprehensive income for the respective periods consists of the following:

	Three Months Ended		Six Months Ended
	March 30 2007	March 31 2006	March 30 2007	March 31 2006
Net income (loss)	$1,593	$4,174	$(519)	$3,079
Translation adjustments	951	926	3,344	(608)
Comprehensive income	$2,544	$5,100	$2,825	$2,471

12       Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its net sales during the three month period ended March 30, 2007 and March 31, 2006 or during the six month period ended March 30, 2007. The Company’s Outdoor Equipment segment recognized net sales to the United States military which totaled approximately 11.3% of the total Company net sales during the six months ended March 31, 2006.

Net sales and operating profit include both sales to customers, as reported in the Company’s condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company’s operations in each business unit at the end of the periods presented.

A summary of the Company’s operations by business unit is presented for the periods shown below:

	Three Months Ended		Six Months Ended
	March 30 2007	March 31 2006	March 30 2007	March 31 2006
Net sales:
Marine electronics:
Unaffiliated customers	$64,429	$51,554	$93,886	$81,520
Interunit transfers	109	18	118	26
Outdoor equipment:
Unaffiliated customers	15,565	18,505	29,248	33,021
Interunit transfers	19	9	26	16
Watercraft:
Unaffiliated customers	22,703	20,195	34,432	32,456
Interunit transfers	26	49	38	72
Diving:
Unaffiliated customers	19,360	17,031	36,137	32,772
Interunit transfers	170	88	312	165
Other/Corporate	67	89	121	168
Eliminations	(324)	(164)	(494)	(279)
	$122,124	$107,374	$193,824	$179,937
Operating profit:
Marine electronics	$8,804	$8,445	$9,008	$10,861
Outdoor equipment	1,232	2,970	2,875	4,618
Watercraft	(501)	(1,140)	(2,894)	(3,631)
Diving	125	969	755	1,035
Other/Corporate	(5,589)	(2,973)	(8,313)	(5,423)
	$4,071	$8,271	$1,431	$7,460
Total assets (end of period):
Marine electronics			$133,719	$99,112
Outdoor equipment			28,727	33,917
Watercraft			78,521	70,171
Diving			105,768	93,594
Other/Corporate			18,250	24,593
			$364,985	$321,387

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and six months ended March 30, 2007 and March 31, 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes,” “anticipates,” “could,” “intend,” “may,” “planned,” “potential,” “should,” “will,” and “would” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors and such other uncertainties and risks that may affect the Company's performance which are discussed further in Part I, Item 1A "Risk Factors," in the Company's Form 10-K for the year ended September 29, 2006, in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Net sales for the quarter ended March 30, 2007 were $122.1 million, a 13.7% increase compared to net sales of $107.4 million for the prior year quarter. Second quarter sales reflect initial shipments to customers in anticipation of the primary consumer retail selling period for the Company’s seasonal outdoor products. Gains in Marine Electronics, Watercraft and Diving business units more than offset the anticipated continued slowing of military sales in Outdoor Equipment. Key drivers during the quarter included:

▪
Marine Electronics revenues rose 25.0% above last year due to a favorable reception to new products across all brands in what has become one of the world’s leading marine electronic fishing system portfolios.

▪
Watercraft sales were 12.4% ahead of last year led by strong performances across the entire paddle sport brand portfolio. Key international markets showed solid double-digit growth year-over-year led by market and distribution expansion in Europe.

▪
Diving revenues increased 14.0% based on the strong performance of the SCUBAPRO® brand in key developing international markets and on favorable currency translation. Excluding the impact of currency, Diving revenues would have grown 9.0% compared with the previous quarter.

▪	Outdoor Equipment revenues were down 15.7% due to the continued expected slowing of military sales, declining 25.2% versus the prior year quarter.

Net sales in the first six months of fiscal 2007 were $193.8 million versus $179.9 million in the same six-month period last year, an increase of 7.7%. Consistent with second quarter, key drivers in the year-to-date period were:

▪	Successful new product launches in Marine Electronics, particularly Humminbird® and Cannon® brands which posted double-digit revenue growth during the six-month period.

▪	Strong demand behind new paddle sport product launches and international market expansion in Watercraft.

▪	Growth in SCUBAPRO® brand sales in Europe, Asia and developing markets, as well as favorable currency translation which added 4.9% to year-to-date revenues in Diving.

The Company’s debt to total capitalization stood at 33% at the end of the quarter versus 31% at March 31, 2006. Debt, net of cash, was $56.1 million in the current year quarter compared to $45.1 million in the prior year quarter.

The Company’s business is seasonal in nature. The second quarter ended March 30, 2007 falls within the Company’s primary selling season. The table below sets forth a historical view of the Company’s seasonality during the last three completed fiscal years.

Year Ended
	September 29, 2006		September 30, 2005		October 1, 2004
Quarter Ended	Net Sales	Operating Profit (Loss )	Net Sales	Operating Profit (Loss )	Net Sales	Operating Profit (Loss )
December	19%	(4)%	20%	—%	18%	7%
March	27	40	28	54	27	45
June	34	67	32	76	34	72
September	20	(3)	20	(30)	21	(24)
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment are summarized as follows for the periods presented below:

(millions)	Three Months Ended		Six Months Ended
	March 30 2007	March 31 2006	March 30 2007	March 31 2006
Net sales:
Marine electronics	$64.5	$51.6	$94.0	$81.5
Outdoor equipment	15.6	18.5	29.2	33.0
Watercraft	22.7	20.2	34.5	32.5
Diving	19.5	17.1	36.4	32.9
Other/eliminations	(0.2)	—	(0.3)	—
Total	$122.1	$107.4	$193.8	$179.9
Operating profit:
Marine electronics	$8.8	$8.4	$9.0	$10.9
Outdoor equipment	1.2	3.0	2.9	4.6
Watercraft	(0.5)	(1.1)	(2.9)	(3.6)
Diving	0.1	1.0	0.8	1.0
Other/eliminations	(5.5)	(3.0)	(8.4)	(5.4)
Total	$4.1	$8.3	$1.4	$7.5

See Note 12 of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profit.

Net sales on a consolidated basis for the three months ended March 30, 2007 were $122.1 million, an increase of $14.7 million or 13.7% compared to $107.4 million for the three months ended March 31, 2006. The Marine Electronics business posted net sales of $64.5, up $12.9 million or 25.0% from $51.6 million in the prior year quarter. This increase was due to favorable reception to new products in this segment across all brands. Net sales for the Watercraft business were $22.7 million, an increase of $2.5 million or 12.4% compared to $20.2 in the prior year quarter. These results were driven primarily by shipping requirements shifting from first to second quarter, closer to the actual consumer buying season, along with market and distribution expansion in Europe. Net sales for the Outdoor Equipment business were $15.6 million for the quarter, a decrease of $2.9 million or 15.7% from the prior year quarter sales of $18.5 million. The causes of this change were a $2.4 million decrease in military sales from the prior year quarter, and a reduction in net sales of approximately $1.1 million from a specialty market sales program implemented in the prior year quarter that was not repeated in the current quarter. Net sales for the Diving business were $19.5 million this quarter, versus $17.1 million in the prior year quarter, an increase of $2.4 million or 14.0%. The increase was due to strong performance in Europe and Asia and a weakening of the U.S. Dollar against Asian and European currencies, offsetting a slight decline in North American sales.

Net sales on a consolidated basis for the six months ended March 30, 2007 were $193.8 million, an increase of $13.9 million or 7.7% compared to $179.9 million for the six months ended March 31, 2006. Net sales for the Marine Electronics business were $94.0, up $12.5 million or 15.3%, versus $81.5 million in the prior year period. This increase was due in part to the successful launch of new Humminbird and Cannon products. The Watercraft business had year-to-date net sales of $34.5 million, an increase of $2.0 million or 6.2% compared to $32.5 million in the prior year period. The increase in Watercraft net sales was due to strong demand for new product introductions and the Company’s expansion of sales in international markets. Year-to-date net sales for the Outdoor Equipment business were $29.2 million, down $3.8 million or 11.5% from prior year-to-date net sales of $33.0 million. This change in net sales was driven largely by a decline in military sales of $4.8 million, offset partially by an increase in consumer product sales. The Diving business had year-to-date net sales of $36.4 million, an increase of $3.5 million or 10.6% from the prior year period net sales of $32.9 million. This increase was due to growth in SCUBAPRO brand sales in Europe, Asia and developing markets, and a favorable currency translation impact of $1.6 million.

Gross profit as a percentage of net sales was 38.6% on a consolidated basis for the quarter ended March 30, 2007 compared to 41.3% in the prior year quarter. The decline in gross profit margin from the prior year quarter was driven by supply chain inefficiencies at Marine Electronics, higher insurance costs in the Outdoor Equipment segment, and higher warranty costs in the Diving business.

Gross profit as a percentage of net sales on a consolidated basis was 39.0% for the six month period ended March 30, 2007 compared to 41.0% in the prior year period. The decline in gross profit margin was driven by supply chain inefficiencies and unfavorable product mix in Marine Electronics, and sales growth in lower margin developing markets in the Diving business which was partially offset by margin expansion in North America.

Operating profit on a consolidated basis for the three months ended March 30, 2007 was $4.1 million compared to an operating profit of $8.3 million in the prior year quarter. In addition to the factors driving reductions in gross profit previously described, the change in operating profit for the second quarter year over year was due to spending on one-time brand-building investments and strategic studies in the current quarter versus a favorable legal settlement that occurred in the quarter ended March 31, 2006. Operating profit on a consolidated basis for the six months ended March 30, 2007 was $1.4 million compared to an operating profit of $7.5 million in the prior year quarter. The change in operating profit during the current year-to-date period from the same period last year was due to the factors driving reductions in gross profit previously described as well as the impacts of spending on brand-building investments and strategic studies in the quarter ended March 30, 2007 versus the favorable legal settlement that occurred in the quarter ended March 31, 2006.

Interest expense totaled $1.5 million for the three months ended March 30, 2007, compared to $1.4 million in the corresponding period of the prior year. Although the Company has continued to incur increased short term borrowings in fiscal 2007 to meet working capital needs, payments of $17.0 million were made on the Company's outstanding senior notes during the six months ended March 30, 2007. Interest expense for the six months ended March 30, 2007 was $2.6 million, compared to $2.3 million in the corresponding period of the prior year.

Interest income was $0.2 million and $0.4 million, respectively, for the three and six months ended March 30, 2007, compared with $0.1 million and $0.2 million, respectively, for the three and six months ended March 31, 2006. Other income for the quarter ended March 31, 2006 included $0.6 million in favorable currency exchange rate gains.

The effective tax rate for the three months and six months ended March 30, 2007 was 44.3% and 18.4%, respectively, compared to 38.9% and 39.0%, respectively, in the corresponding periods of the prior year.

The effective tax rates for the three months and six months ended March 30, 2007 were impacted by foreign tax audit settlements in the Company’s second quarter.

Net Income (Loss)

Net income for the three months ended March 30, 2007 was $1.6 million, or $0.17 per diluted share, compared to $4.2 million, or $0.46 per diluted share, for the corresponding period of the prior year.

Net loss for the six months ended March 30, 2007 was $0.5 million, or $0.06 per diluted share, compared net income of $3.1 million, or $0.34 per diluted share, for the corresponding period of the prior year.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Six Months Ended
	March 30 2007	March 31 2006
Cash provided by (used for):
Operating activities	$(64.3)	$(52.5)
Investing activities	(7.2)	(13.8)
Financing activities	55.4	26.0
Effect of exchange rate changes	1.1	(0.1)
Decrease in cash and temporary cash investments	$(15.0)	$(40.4)

Historically, as of the end of the Company’s second fiscal quarter each year, the Company is heavily invested in operating assets to support its selling season, which is strongest in the second and third quarters of the Company’s fiscal year.

The Company’s debt to total capitalization ratio has increased to 33% as of March 30, 2007 from 31% as of March 31, 2006, as the Company has incurred short-term borrowings to meet working capital needs.

Operating Activities

Cash flows used for operations totaled $64.3 million for the six months ended March 30, 2007 compared with $52.5 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $58.1 million for the six months ended March 30, 2007, compared to an increase of $50.1 million in the prior year period. The increase in accounts receivable was driven mainly by proportionally higher sales in the Marine Electronics business, offset by proportionally lower military sales in the Outdoor Equipment business. Inventories increased by $28.1 million for the six months ended March 30, 2007 compared to an increase of $18.2 million in the period year period. The increase in inventory growth year over year was driven by the short-term production bottleneck and related inefficiencies caused by a key-component availability issue in the Marine Electronics business, and by inventory logistics support extended to customers of the Watercraft business. Accounts payable and accrued liabilities increased $20.4 million for the six months ended March 30, 2007 versus an increase of $11.8 million for the corresponding period of the prior year. The increase in accounts payable growth year-over-year was driven by proportionally higher business activity and extended vendor payment cycles.

Including the amortization of deferred finance costs, depreciation and amortization charges were $4.6 million for the six months ended March 30, 2007 and $4.8 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $7.2 million for the six months ended March 30, 2007 and $13.8 million for the corresponding period of the prior year. Capital expenditures totaled $5.7 million for the six months ended March 30, 2007 and $4.0 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. In fiscal 2007, the Company's capital expenditures are anticipated to be higher than prior year levels as the Company expects to invest in tooling, leasehold improvements and new ERP systems in its Marine Electronics business. These expenditures are expected to be funded by working capital or existing credit facilities.

On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1.5 million. On October 3, 2005, the Company acquired the assets of Cannon/Bottomline for $9.9 million.

Financing Activities

Cash flows provided by financing activities totaled $55.4 million for the six months ended March 30, 2007 and $26.0 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $17.0 million and $13.0 million during the first six months of fiscal years 2007 and 2006, respectively.

The Company has a $75 million unsecured revolving credit facility which expires on October 7, 2010. The Company had borrowings outstanding on the credit facility of $68.0 million at an interest rate of 6.05%.

On February 1, 2007, the Company entered into an additional $10 million unsecured revolving credit facility agreement expiring October 1, 2007. The Company had borrowings outstanding on the credit facility of $4.0 million at an interest rate of 8.25%.

Available credit under these agreements, along with cash provided by operating activities, is expected to provide adequate funding for the Company’s operations for fiscal 2007.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at March 30, 2007.

	Payment Due by Period
(millions)	Total	Remainder 2007	2008/09	2010/11	2012 & After
Long-term debt	$20.8	$—	$20.8	$—	$—
Short-term debt	72.0	72.0	—	—	—
Operating lease obligations	23.4	2.7	7.6	5.2	7.9
Open purchase orders	64.5	64.5	—	—	—
Contractually obligated interest payments	2.8	1.2	1.6	—	—
Total contractual obligations	$183.5	$140.4	$30.0	$5.2	$7.9

Interest obligations on short-term debt are included in the contractually obligated interest payments above only to the extent accrued as of March 30, 2007. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the borrowings against that facility and the variable interest rates on that facility.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at March 30, 2007 totaled $2.3 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s condensed consolidated financial statements, increase or decrease, accordingly. In the past the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2006 or the first half of fiscal 2007.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to changes in United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. The Company had no interest rate swaps, caps or collars outstanding as of March 30, 2007 or September 29, 2006.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company’s primary commodity price exposures are plastics, metals and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at March 30, 2007:

(millions)	Estimated Impact on
	Fair Value	Income Before Income Taxes
Interest rate instruments	$0.3	$0.2

The Company has outstanding $20.8 million in unsecured senior notes as of March 30, 2007. The senior notes bear interest at rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate senior notes was $21.7 million as of March 30, 2007.

Other Factors

The Company experienced inflationary pressures during fiscal 2006 and fiscal 2007 to date on energy, metals and resins. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2006 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the six months ended March 30, 2007.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status will be recognized in other comprehensive income. This recognition provision and the related disclosures are to be effective at the end of fiscal 2007 for the Company. This Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. This measurement provision is effective for fiscal 2009 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements and will recalculate the funded status of its defined benefit pension plans during the fourth quarter of 2007. Had the Company been required to recognize the underfunded status of its defined benefit plans in its condensed consolidated balance sheet as of September 29, 2006 other long-term liabilities would have increased by $1.9 million with a corresponding decrease in other comprehensive income.

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

PART II OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of the shareholders held on March 1, 2007 (the “Annual Meeting”), the shareholders voted to elect the following individuals as directors for terms that expire at the next annual meeting:

	Votes Cast For	Votes Withheld	Total Votes Cast
Class A Directors:
Terry E. London	5,474,601	105,249	5,579,850
John M. Fahey, Jr.	5,475,101	104,749	5,579,850
Class B Directors:
Helen P. Johnson-Leipold	1,100,550	0	1,100,550
Thomas F. Pyle, Jr.	1,100,550	0	1,100,550
W. Lee McCollum	1,100,550	0	1,100,550
Edward F. Lang	1,100,550	0	1,100,550

At the Annual Meeting, the shareholders voted on one management proposal as set forth below:

	Votes Cast For (1)	Votes Cast Against (1)	Abstentions and Broker Non-votes (1)	Total Votes Cast
Proposal to ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as auditors of the Company for its fiscal year ending September 28, 2007	16,495,161	1,345	88,344	16,584,850
_________________
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
_________________

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
Signatures Dated: May 9, 2007
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

_________________

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.