Form 10-Q
period 2007-06-29
JOHNSON OUTDOORS INC
filed 2007-08-01
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of July 17, 2007, 7,949,087 shares of Class A and 1,217,939 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Form 10-Q

June 29, 2007

PART I               FINANCIAL INFORMATION

Item 1.                Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Nine Months Ended
	June 29 2007	June 30 2006	June 29 2007	June 30 2006
Net sales	$150,570	$135,540	$344,394	$315,476
Cost of sales	86,708	78,133	204,966	184,300
Gross profit	63,862	57,407	139,428	131,176
Operating expenses:
Marketing and selling	32,640	29,362	80,106	72,088
Administrative management, finance and information systems	8,665	9,432	27,805	26,073
Litigation settlement	4,400	—	4,400	—
Research and development	3,090	2,901	9,235	8,395
Losses related to New York flood	—	1,200	—	1,200
Profit sharing	390	600	1,774	2,051
Total operating expenses	49,185	43,495	123,320	109,807
Operating profit	14,677	13,912	16,108	21,369
Interest income	(106)	(118)	(465)	(340)
Interest expense	1,572	1,573	4,128	3,915
Other (income) expense, net	(528)	167	(658)	458
Income before income taxes	13,739	12,290	13,103	17,336
Income tax expense	5,471	5,727	5,354	7,694
Net income	$8,268	$6,563	$7,749	$9,642
Basic earnings per common share	$0.91	$0.73	$0.86	$1.07
Diluted earnings per common share	$0.89	$0.72	$0.84	$1.05
Cash dividends declared per Class A common share	$0.055	$—	$0.055	$—
Cash dividends declared per Class B common share	$0.050	$—	$0.050	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	June 29 2007 (unaudited)	September 29 2006 (audited)	June 30 2006 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,426	$51,689	$43,629
Accounts receivable, less allowance for doubtful accounts of $2,585, $2,318 and $2,518, respectively	107,851	52,844	94,770
Inventories, net	85,097	63,828	65,388
Deferred income taxes	9,859	9,462	8,315
Other current assets	7,454	7,074	8,337
Total current assets	245,687	184,897	220,439
Property, plant and equipment, net	33,522	31,600	31,344
Deferred income taxes	15,205	14,576	19,611
Goodwill	51,073	42,947	44,835
Intangible assets, net	4,550	4,590	3,823
Other assets	6,160	5,616	5,338
Total assets	$356,197	$284,226	$325,390
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$51,042	$—	$26,000
Current maturities of long-term debt	10,801	17,000	17,001
Accounts payable	29,131	17,506	21,501
Accrued liabilities:
Salaries, wages and benefits	13,186	16,577	17,495
Accrued discounts and returns	7,155	5,047	6,050
Accrued interest payable	330	1,118	384
Income taxes payable	5,713	1,258	6,915
Litigation settlement	4,400	—	—
Other	21,575	16,144	19,690
Total current liabilities	143,333	74,650	115,036
Long-term debt, less current maturities	10,006	20,807	20,806
Other liabilities	9,081	7,888	8,023
Total liabilities	162,420	103,345	143,865
Shareholders’ equity:
Preferred stock: none issued	—	—	—
Common stock:
Class A shares issued: June 29, 2007, 7,949,087; September 29, 2006, 7,858,800; June 30, 2006, 7,858,800	397	393	393
Class B shares issued (convertible into Class A): June 29, 2007, 1,217,939; September 29, 2006, 1,217,977; June 30, 2006, 1,217,977	61	61	61
Capital in excess of par value	56,620	55,459	55,325
Retained earnings	125,266	118,015	118,942
Accumulated other comprehensive income	11,433	6,953	6,804
Total shareholders’ equity	$193,777	$180,881	$181,525
Total liabilities and shareholders’ equity	$356,197	$284,226	$325,390

 The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Nine Months Ended
	June 29 2007	June 30 2006
CASH USED FOR OPERATING ACTIVITIES
Net income	$7,749	$9,642
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	6,850	6,170
Amortization of intangible assets	74	261
Amortization of deferred financing costs	132	132
Stock based compensation	489	494
Deferred income taxes	(1,026)	(105)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(52,886)	(44,530)
Inventories, net	(18,391)	(10,488)
Accounts payable and accrued liabilities	21,624	13,991
Other, net	499	(3,285)
	(34,886)	(27,718)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(9,595)	(9,863)
Additions to property, plant and equipment	(8,255)	(6,347)
	(17,850)	(16,210)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable	51,040	26,000
Principal payments on senior notes and other long-term debt	(17,001)	(13,000)
Borrowings on long-term debt	—	7
Excess tax benefits from stock based compensation	37	25
Common stock transactions	663	150
	34,739	13,182
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,734	2,264
Decrease in cash and cash equivalents	(16,263)	(28,482)
CASH AND CASH EQUIVALENTS
Beginning of period	51,689	72,111
End of period	$35,426	$43,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of June 29, 2007 and June 30, 2006 and the results of operations for the three and nine months ended June 29, 2007 and June 30, 2006 and cash flows for the nine months ended June 29, 2007 and June 30, 2006. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2        Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $107,851 as of June 29, 2007 from $52,844 as of September 29, 2006 is attributable to the seasonal nature of the Company's business. The calculation of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

3        Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented below:

	Three Months Ended		Nine Months Ended
	June 29 2007	June 30 2006	June 29 2007	June 30 2006
Net income	$8,268	$6,563	$7,749	$9,642
Weighted average common shares – Basic	9,054,276	8,996,414	9,029,318	8,985,578
Dilutive stock options and restricted stock	207,909	154,549	209,182	165,827
Weighted average common shares - Diluted	9,262,185	9,150,963	9,238,500	9,151,405
Basic earnings per common share	$0.91	$0.73	$0.86	$1.07
Diluted earnings per common share	$0.89	$0.72	$0.84	$1.05

JOHNSON OUTDOORS INC.

4        Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. The plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Shares available for grant under the Company’s stock ownership plans to key executives and non-employee directors were 536,430 at June 29, 2007.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

Total stock compensation expense for stock options granted prior to October 1, 2005, calculated pursuant to SFAS 123(R), and recognized by the Company for the three months and nine months ended June 30, 2006 was $14 and $50, respectively. There was no compensation expense for stock options recognized by the Company for the three months and nine months ended June 29, 2007. The Company’s stock options outstanding are all fully vested, with no further compensation expense to be recognized. There were no grants of stock options during the three months and nine months ended June 29, 2007.

A summary of stock option activity for the nine months ended June 29, 2007 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 29, 2006	332,533	$9.03
Exercised	(44,190)	10.94
Canceled	(1,950)	19.88
Outstanding and exercisable at June 29, 2007	286,393	$8.66	3.2	$3,285

Restricted Stock

All shares of restricted stock awarded by the Company have been granted at fair market value on the date of grant and vest either immediately or over a period of three to five years. The Company granted 1,346 shares of restricted stock with a value of $25 in the three months ended June 29, 2007; no shares of restricted stock were granted in the three months ended June 30, 2006. Amortization expense related to the restricted stock was $131 and $38 during the three months ended June 29, 2007 and June 30, 2006, respectively, and $465 and $422 during the nine months ended June 29, 2007 and June 30, 2006, respectively. The value of restricted stock forfeitures was $0 and $385 for the three months ended June 29, 2007 and June 30, 2006, respectively, and $130 and $385 for the nine months ended June 29, 2007 and June 30, 2006, respectively. Unvested restricted stock issued and outstanding as of June 29, 2007 totaled 105,102 shares, having a gross unamortized value of $1,052, which will be amortized to expense through April 2012.

JOHNSON OUTDOORS INC.

A summary of unvested restricted stock activity for the nine months ended June 29, 2007 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 29, 2006	76,120	$16.88
Restricted stock grants	43,328	18.42
Restricted stock vested	(6,850)	18.25
Restricted stock canceled	(7,496)	17.35
Unvested restricted stock at June 29, 2007	105,102	$17.39

Phantom Stock Plan

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees were entitled to earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized no expense under the phantom stock plan during the three months ended June 29, 2007 and $24 during the nine months ended June 29, 2007. For the three months ended June 30, 2006, a net recovery of $84 was realized, due to the departure of plan participants from the Company, while for the nine months ended June 30, 2006, a net expense of $54 was recognized. The Company made payments of $319 and $411 to participants in the plan during the nine months ended June 29, 2007 and June 30, 2006, respectively. There were no grants of phantom shares by the Company in fiscal 2007 or 2006 and the Company does not anticipate grants of phantom shares in the future.

Employee Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. Shares available for purchase by employees under this plan were 65,330 at June 29, 2007. The Company issued 10,227 and 7,285 shares under the plan on April 30, 2007 and April 19, 2006. Compensation expense calculated pursuant to SFAS 123(R) for the employees’ stock purchase plan of $31 was recorded during the three and nine months ended June 29, 2007 and $22 was recorded during the nine months ended June 30, 2006.

JOHNSON OUTDOORS INC.

5        Pension Plans

The components of net periodic benefit cost related to Company administered benefit plans for the three and nine months ended June 29, 2007 and June 30, 2006, respectively, were as follows.

	Three Months Ended		Nine Months Ended
	June 29 2007	June 30 2006	June 29 2007	June 30 2006
Components of net periodic benefit cost:
Service cost	$176	$157	$528	$471
Interest on projected benefit obligation	231	236	694	708
Less estimated return on plan assets	218	206	654	619
Amortization of unrecognized:
Net loss	67	28	201	84
Prior service cost	3	6	7	18
Transition asset	(1)	—	(2)	—
Net amount recognized	$258	$221	$774	$662

6        Income Taxes

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and nine months ended June 29, 2007 was 39.8% and 40.9%, respectively, compared to 46.6% and 44.4%, in the corresponding periods of the prior year. The effective tax rates for the three and nine month periods ended June 29, 2007 were impacted by a change in the tax rate used to value the majority of deferred tax assets in the United States from 34% to 35%.  In addition, the nine month period ended June 29, 2007 was also impacted by foreign tax audit settlements which occurred in the second quarter.  The effective tax rates for the three and nine month periods ended June 30, 2006 were negatively impacted by charges of $0.9 million related to foreign tax audits.

7        Inventories

Inventories at the end of the respective periods consist of the following:

	June 29 2007	September 29 2006	June 30 2006
Raw materials	$32,513	$24,895	$27,638
Work in process	3,460	4,194	3,164
Finished goods	52,944	38,185	37,754
	88,917	67,274	68,556
Less reserves	3,820	3,446	3,168
	$85,097	$63,828	$65,388

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

JOHNSON OUTDOORS INC.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation under the plan. Changes in that funded status will be recognized in other comprehensive income. This recognition provision and the related disclosures are to be effective at the end of fiscal 2007 for the Company. This Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. This measurement provision is effective for fiscal 2009 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements and will recalculate the funded status of its defined benefit pension plans during the fourth quarter of fiscal 2007. Had the Company been required to recognize the underfunded status of its defined benefit plans in its consolidated balance sheet as of September 29, 2006, other long-term liabilities would have increased by $1,915 with a corresponding decrease in other comprehensive income, net of deferred income taxes.

9        Acquisitions

Lendal Products Ltd.

On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1,404, plus $99 in transaction costs. The transaction was funded using existing cash on hand and was acquired to add to the breadth of the Company's Watercraft product lines. Lendal, which is located in Scotland, manufactures and markets premium performance sea touring, whitewater and surf paddles and blades. The Lendal products are sold through the same channels as the Company’s other Watercraft products and are included in the Company’s Watercraft segment.

The acquisition was accounted for using the purchase method and, accordingly, the Company's condensed consolidated Financial Statements include the results of operations subsequent to the date of acquisition.

The Company is not required to prepare pro forma financial information with respect to the Lendal acquisition due to the immateriality of the transaction.

Seemann Sub GmbH & Co.

On April 2, 2007, the Company purchased the business assets and related liabilities of Seemann Sub gmbH & Co. KG (Seemann) for $7,757, plus $335 in transaction costs. The purchase agreement provides for up to $669 in additional purchase price consideration based on the attainment of specific integration success criteria. Seemann, located in Wendelstein, Germany, is one of that country’s leading dive equipment providers. The purchase of the Seemann Sub brand will expand the Company’s product line with dive gear for the price-driven consumer. The Seemann product line is sold through the same channels as the Company’s other diving products and is included in the Company’s Diving segment

The purchase was accounted for using the purchase accounting method and, accordingly, the Company's condensed consolidated financial statements will include the results of operations subsequent to the date of acquisition.

The Company is not required to prepare pro forma financial information with respect to the Seemann purchase due to the immateriality of the transaction.

JOHNSON OUTDOORS INC.

10      Warranties

The Company provides warranties on certain products as they are sold. The following table summarizes the warranty activity during the nine months ended June 29, 2007 and June 30, 2006.

	June 29 2007	June 30 2006
Balance at beginning of period	$3,844	$3,287
Expense accruals for warranties issued during the period	3,196	3,299
Warranty accruals assumed	39	398
Less current period warranty claims paid	(1,959)	(2,779)
Balance at end of period	$5,120	$4,205

11      Comprehensive Income

Comprehensive income includes net income and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income and comprehensive income is due to cumulative foreign currency translation adjustments. The strengthening of worldwide currencies against the U.S. dollar created the Company's translation adjustment income for the three and nine months ended June 29, 2007.

Comprehensive income for the respective periods consists of the following:

	Three Months Ended		Nine Months Ended
	June 29 2007	June 30 2006	June 29 2007	June 30 2006
Net income	$8,268	$6,563	$7,749	$9,642
Translation adjustments	1,136	5,410	4,480	4,802
Comprehensive income	$9,404	$11,973	$12,229	$14,444

12      Restructuring

In May, 2007, the Company announced plans to consolidate the operations of the Scubapro facility in Bad Säckingen, Germany into the recently purchased Seemann operations in Wendelstein, Germany. As a result of the closing of the Bad Säckingen facility, the Company has recognized an expense of $510, consisting of employee termination benefits and related costs of $463 and non-employee exit costs of $47. This closure resulted in the reduction of 21 positions. These charges are included in the Administrative management, finance and information systems line in the Company’s Condensed Consolidated Statements of Operations and in the Diving segment in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Restructuring costs are anticipated to be approximately $800 for the fiscal year ending September 28, 2007, consisting of approximately $140 of contract exit costs, $600 of employee termination costs, and $60 of other exit costs.  Total restructuring costs for the Bad Säckingen closure are anticipated to be approximately $840, consisting of approximately $140 of contract exit costs, $600 of employee termination costs, and $100 of other exit costs.  The closure project is expected to be completed by the end of the fiscal 2008 first quarter.

JOHNSON OUTDOORS INC.

The following represents a reconciliation of the changes in restructuring reserves related to projects through June 29, 2007:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 29, 2006	$—	$—	$—	$—
Activity during quarter ended June 29, 2007:
Additional charges (recoveries)
Charges to earnings	463	—	47	510
Settlement payments and other	—	—	—	—
Accrued liabilities as of June 29, 2007	$463	$—	$47	$510

13      Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its net sales during the three and nine months ended June 29, 2007 and June 30, 2006.

Net sales and operating profit include both sales to customers, as reported in the Company’s condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company’s operations in each business unit at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented for the periods shown below:

	Three Months Ended		Nine Months Ended
	June 29 2007	June 30 2006	June 29 2007	June 30 2006
Net sales:
Marine electronics:
Unaffiliated customers	$70,882	$57,525	$164,768	$139,046
Interunit transfers	124	60	242	86
Outdoor equipment:
Unaffiliated customers	17,184	20,416	46,432	53,437
Interunit transfers	36	14	62	30
Watercraft:
Unaffiliated customers	37,034	35,466	71,466	67,922
Interunit transfers	112	67	150	139
Diving:
Unaffiliated customers	25,238	21,913	61,375	54,686
Interunit transfers	223	352	535	517
Other/Corporate	232	220	353	385
Eliminations	(495)	(493)	(989)	(772)
	$150,570	$135,540	$344,394	$315,476
Operating profit:
Marine electronics	$12,551	$9,852	$21,559	$20,713
Outdoor equipment	2,806	2,476	5,681	7,094
Watercraft	(1,199)	3,047	(4,093)	(584)
Diving	3,014	2,143	3,769	3,178
Other/Corporate	(2,495)	(3,606)	(10,808)	(9,032)
	$14,677	$13,912	$16,108	$21,369
Total assets (end of period):
Marine electronics			$115,163	$87,922
Outdoor equipment			32,230	32,237
Watercraft			79,841	71,681
Diving			115,016	100,399
Other/Corporate			13,947	33,151
			$356,197	$325,390

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

On July 10, 2007, after considering the costs of continuing to pursue litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that will end a long-standing intellectual property dispute between the two companies. While the terms of the agreement are confidential, the settlement does not constitute an admission of wrongdoing by either party and includes a one-time payment by Johnson Outdoors to Confluence Holdings Corp. of $4.4 million.  The Company has made an insurance claim for this matter, and at this time does not expect resolution of the claim with its insurer in fiscal 2007.

JOHNSON OUTDOORS INC.

15      Subsequent Event

On July 26, 2007, the Company received approximately $1.1 million in reimbursement under its insurance coverage for losses incurred by the Binghamton, New York manufacturing facility resulting from extensive flooding that occurred in the State of New York in June of 2006.  The Company estimates that $1.0 million of this reimbursement will result in a gain to be recorded in the fourth quarter of fiscal 2007.

JOHNSON OUTDOORS INC.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and nine months ended June 29, 2007 and June 30, 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2006.

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

Trademarks

We have registered the following trademarks, which are discussed in this Form 10-Q: Minn Kota®, Cannon®, Humminbird®, Bottom Line®, Fishin’ Buddy®, Silva®, Eureka!®, Old Town®, Ocean Kayak™, Necky®, Escape®, Extrasport®, Carlisle®, Lendal™, Scubapro®, UWATEC®, and Seemann Sub™.

JOHNSON OUTDOORS INC.

Overview

The Company designs, manufactures and markets top-quality outdoor recreational products. Through a combination of innovative products and strong marketing and distribution, the Company meets the needs of the outdoor enthusiast, seeking to set itself apart from the competition. Its subsidiaries comprise a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

Net sales for the quarter ended June 29, 2007 were $150.6 million, an 11.1% increase compared to net sales of $135.5 million for the prior year quarter. Gains in Marine Electronics, Watercraft and Diving business groups more than offset the anticipated continued slowing of military sales in Outdoor Equipment. Key drivers during the quarter included:

▪	Marine Electronics sales rose 23.3% above last year’s third quarter due to strong reception to new products in the Minn Kota® and Humminbird® brands.

▪
Watercraft sales increased 4.5% over last year’s third quarter in response to favorable marketplace reception to new products in the Company’s paddle sport brand portfolio and continued growth in key international markets.

▪
Diving sales increased 14.3% ahead of last year’s third quarter due to improved performance by the SCUBAPRO® brand in Europe; the successful European launch of a new UWATEC® dive computer; and the acquisition of the Seemann Sub™ brand on April 2, 2007, which added $2.3 million in sales this quarter.

▪	Outdoor Equipment sales were down 15.7% due primarily to slowing of military sales, which declined 21.9% versus the prior year quarter.

Net sales in the first nine months of fiscal 2007 were $344.4 million versus $315.5 million in the same nine-month period last year, an increase of 9.2%. Consistent with the third quarter, key drivers in the year-to-date period were:

▪	Successful new product launches in Marine Electronics, particularly Minn Kota®, Humminbird® and Cannon® brands which posted double-digit revenue growth during the current year nine-month period.

▪	Strong demand behind new paddle sport product launches and international market expansion in the Company’s paddle sport brands.

▪	Improved performance in European Diving operations due to growth in SCUBAPRO® and the acquisition of the Seemann Sub™ brand.

The Company’s financial position remains healthy as debt to total capitalization stood at 27.0% at the end of the current quarter versus 26.0% at June 30, 2006. Debt, net of cash, was $36.4 million in the current year quarter compared to $20.0 million in the prior year quarter.

JOHNSON OUTDOORS INC.

The Company’s business is seasonal in nature. The third quarter ended June 29, 2007 falls within the Company’s primary selling season. The table below sets forth a historical view of the Company’s seasonality during the last three completed fiscal years.

Year Ended
	September 29, 2006		September 30, 2005		October 1, 2004
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	19%	(4)%	20%	—%	18%	7%
March	27	40	28	54	27	45
June	34	67	32	76	34	72
September	20	(3)	20	(30)	21	(24)
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment are summarized as follows for the periods presented below:

(millions)	Three Months Ended		Nine Months Ended
	June 29 2007	June 30 2006	June 29 2007	June 30 2006
Net sales:
Marine electronics	$71.0	$57.6	$165.0	$139.1
Outdoor equipment	17.2	20.4	46.4	53.5
Watercraft	37.1	35.5	71.6	68.1
Diving	25.5	22.3	61.9	55.2
Other/eliminations	(0.2)	(0.3)	(0.5)	(0.4)
Total	$150.6	$135.5	$344.4	$315.5
Operating profit:
Marine electronics	$12.6	$9.9	$21.6	$20.7
Outdoor equipment	2.8	2.5	5.7	7.1
Watercraft	(1.2)	3.0	(4.1)	(0.6)
Diving	3.0	2.1	3.8	3.2
Other/eliminations	(2.5)	(3.6)	(10.9)	(9.0)
Total	$14.7	$13.9	$16.1	$21.4

See Note 13 of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profit.

Net Sales

Net sales on a consolidated basis for the three months ended June 29, 2007 were $150.6 million, an increase of $15.1 million or 11.1% compared to $135.5 million for the three months ended June 30, 2006. The Marine Electronics business posted net sales of $71.0 up $13.4 million or 23.3% from $57.6 million in the prior year quarter. This increase was due to favorable reception to new products in this segment across all brands. Net sales for the Watercraft business were $37.1 million, an increase of $1.6 million or 4.5% compared to $35.5 million in the prior year quarter. These results were due primarily to distribution and market expansion in Europe. Net sales for the Outdoor Equipment business were $17.2 million for the quarter, a decrease of $3.2 million or 15.7% from the prior year quarter sales of $20.4 million. The causes of this change were a $1.6 million decrease in military sales from the prior year quarter, a reduction in net sales of approximately $2.6 million from a specialty market sales program implemented in the prior year quarter that was not repeated in the current year quarter, partially offset by increases in consumer tent sales. Net sales for the Diving business were $25.5 million this quarter, versus $22.3 million in the prior year quarter, an increase of $3.2 million or 14.5%.  The increase was due to new product launches, sales growth in Europe, and sales from the recently acquired Seemann business. The Seemann business, acquired on April 2, 2007, added $2.3 million in sales to the third quarter of fiscal 2007.

JOHNSON OUTDOORS INC.

Net sales on a consolidated basis for the nine months ended June 29, 2007 were $344.4 million, an increase of $28.9 million or 9.2% compared to $315.5 million for the nine months ended June 30, 2006. Net sales for the Marine Electronics business were $165.0 up $25.9 million or 18.6% versus $139.1 million in the prior year period. This increase was due in part to the successful launch of new Minn Kota®, Humminbird® and Cannon® products. The Watercraft business had year-to-date net sales of $71.6 million, an increase of $3.5 million or 5.1% compared to $68.1 million in the prior year period. The increase in Watercraft net sales was due to strong demand for new product introductions and 32.4% sales growth in international markets. Year-to-date net sales for the Outdoor Equipment business were $46.4 million, down $7.1 million or 13.3% from prior year-to-date net sales of $53.5 million. This change in net sales was driven largely by a decline in military sales of $6.5 million, offset partially by an increase in consumer tent sales. The Diving business had year-to-date net sales of $61.9 million, an increase of $6.7 million or 12.1% from the prior year period net sales of $55.2 million. This increase was due to improved growth in SCUBAPRO brand sales in Europe, Asia and developing markets, contributions from the newly acquired Seemann Sub™ brand, and a favorable currency translation impact of $2.2 million.

Gross Profit

Third quarter gross profit increased $6.5 million or 11.2% over the prior year quarter due to higher sales. Gross profit as a percentage of net sales was 42.4% on a consolidated basis for the quarter ended June 29, 2007, consistent with the prior year quarter. Modest gross margin declines in Marine Electronics and Diving were offset by gross margin increases in Watercraft and Outdoor Equipment.

Gross profit for the nine month period ended June 29, 2007 increased $8.3 million or 6.3% over the prior year period due to higher sales volume, offset slightly by lower margins. Gross profit as a percentage of net sales on a consolidated basis was 40.5% for the nine month period ended June 29, 2007 compared to 41.6% in the prior year period. The decline in gross profit margin was driven by raw material cost increases and short-term production inefficiencies, which were partially offset by an improved product mix.

Operating Profit

Operating profit on a consolidated basis for the three months ended June 29, 2007 was $14.7 million compared to an operating profit of $13.9 million in the prior year quarter, an increase of $0.8 million. The change in operating profit during the current quarter as compared to the same period last year was due to the same factors described above that impacted the Company’s gross profit in the current year period. In addition, the Company incurred an unfavorable settlement of an intellectual property dispute of $4.4 million in the current year quarter, restructuring charges in Germany Diving, and increased commission expenses at Marine Electronics.  For the three months ended June 30, 2006, the Company incurred unusual expenses related to the departure of an officer of the Company resulting in a net charge for severance and other departure costs of $0.8 million. Additionally, Outdoor Equipment recorded a $1.2 million charge in the third quarter of 2006 due to significant flooding which occurred in the State of New York in June of that year.

Operating profit on a consolidated basis for the nine months ended June 29, 2007 was $16.1 million compared to an operating profit of $21.4 million in the prior year quarter. The change in operating profit during the current year-to-date period from the same period last year was due to the factors driving the Company’s gross profit previously described. In addition, ramp up costs related to a new Marine Electronics distribution center, restructuring charges in Germany Diving, increased commission expenses at Marine Electronics, and spending on one-time brand-building investments and strategic studies in the second quarter negatively impacted operating profit.  Also impacting the year-to-date comparison was the unfavorable intellectual property dispute settlement for $4.4 million in the current nine month period versus the receipt of a favorable legal settlement in the prior year period.

JOHNSON OUTDOORS INC.

Other Income and Expense

Interest expense totaled $1.6 million for the three months ended June 29, 2007, consistent with the corresponding period of the prior year. Although the Company has continued to incur increased short term borrowings in fiscal 2007 to meet working capital needs, payments of $17.0 million were made on the Company's outstanding senior notes during the nine months ended June 29, 2007. Interest expense for the nine months ended June 29, 2007 was $4.1 million, compared to $3.9 million in the corresponding period of the prior year.

Interest income was $0.1 million and $0.5 million, respectively, for the three and nine months ended June 29, 2007, compared with $0.1 million and $0.3 million, respectively, for the three and nine months ended June 30, 2006. Other income during the three and nine months ended June 29, 2007 was $0.5 million and $0.7 million compared to a net expense for the three and nine months ended June 30, 2006 of $0.2 million and $0.5 million. Favorability over the prior year was a result of foreign currency gains.

Income Taxes

The Company’s effective tax rate for the three and nine months ended June 29, 2007 was 39.8% and 40.9%, respectively, compared to 46.6% and 44.4%, in the corresponding periods of the prior year. The effective tax rates for the three and nine month periods ended June 29, 2007 were impacted by a change in the tax rate used to value the majority of deferred tax assets in the United States from 34% to 35%.  In addition, the nine month period ended June 29, 2007 was also impacted by foreign tax audit settlements which occurred in the second quarter.  The effective tax rates for the three and nine month periods ended June 30, 2006 were negatively impacted by charges of $0.9 million related to foreign tax audits.

Net Income

Net income for the three months ended June 29, 2007 was $8.3 million, or $0.89 per diluted share, compared to $6.6 million, or $0.72 per diluted share, for the corresponding period of the prior year.

Net income for the nine months ended June 29, 2007 was $7.7 million, or $0.84 per diluted share, compared to $9.6 million, or $1.05 per diluted share, for the corresponding period of the prior year.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Nine Months Ended
	June 29 2007	June 30 2006
Cash provided by (used for):
Operating activities	$(34.9)	$(27.7)
Investing activities	(17.8)	(16.2)
Financing activities	34.7	13.1
Effect of exchange rate changes	1.7	2.3
Decrease in cash and cash equivalents	$(16.3)	$(28.5)

Historically, as of the end of the Company’s third fiscal quarter each year, the Company is heavily invested in working capital assets, particularly accounts receivable, which results from its heavy selling season, and inventory on hand to support the summer selling season for recreational products.

The Company’s debt to total capitalization ratio has increased to 27.0% as of June 29, 2007 from 26.0% as of June 30, 2006, as the Company has incurred short-term borrowings to meet working capital needs resulting from increased sales.

JOHNSON OUTDOORS INC.

Operating Activities

Cash flows used for operations totaled $34.9 million for the nine months ended June 29, 2007 compared with $27.7 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $52.9 million for the nine months ended June 29, 2007, compared to an increase of $44.5 million in the prior year period. The increase in accounts receivable was due primarily to sales growth in Marine Electronics and Diving. Inventories increased by $18.4 million for the nine months ended June 29, 2007 compared to an increase of $10.5 million in the prior year period. The increase in inventory growth year over year was primarily attributable to:  sales growth in Marine Electronics; short-term production inefficiencies in the Marine Electronics business, which have continued to improve through the course of the third quarter; and weaker than expected sales in Watercraft.  Accounts payable and accrued liabilities increased $21.6 million for the nine months ended June 29, 2007 versus an increase of $14.0 million for the corresponding period of the prior year. The increase in accounts payable growth year-over-year was driven by proportionally higher business activity and extended vendor payment cycles.

Including the amortization of deferred finance costs, depreciation and amortization charges were $7.1 million for the nine months ended June 29, 2007 and $6.6 million for the corresponding period of the prior year.

Investing Activities

Cash flows used for investing activities totaled $17.8 million for the nine months ended June 29, 2007 and $16.2 million for the corresponding period of the prior year. Capital expenditures totaled $8.3 million for the nine months ended June 29, 2007 and $6.4 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. In fiscal 2007, the Company's capital expenditures are anticipated to be higher than prior year levels as the Company expects to invest in tooling, leasehold improvements and new ERP systems in its Marine Electronics business. These expenditures are expected to be funded by working capital or existing credit facilities.

On April 2, 2007, the Company purchased the business assets and related liabilities of Seemann Sub gmbH & Co. KG (Seemann) for $8.1 million. On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1.5 million. On October 3, 2005, the Company acquired the assets of Cannon/Bottomline for $9.9 million.

Financing Activities

Cash flows provided by financing activities totaled $34.7 million for the nine months ended June 29, 2007 and $13.1 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $17.0 million and $13.0 million during the first nine months of fiscal years 2007 and 2006, respectively.

The Company has a $75 million unsecured revolving credit facility which expires on October 7, 2010. Available credit under this agreement, along with cash provided by operating activities, is expected to provide adequate funding for the Company’s operations for fiscal 2007. The Company had borrowings outstanding on revolving credit facilities of $51.0 million ($45.0 million at an interest rate of 6.125% and $6.0 million at an interest rate of 8.25%) as of June 29, 2007.

On February 1, 2007, the Company entered into a new $10 million unsecured revolving credit facility agreement expiring on October 1, 2007.  The Company repaid and closed this credit facility in May 2007 as it was no longer needed.

JOHNSON OUTDOORS INC.

On June 15, 2007, the Company announced its first dividend, payable on July 26, 2007, to shareholders of record on July 12, 2007. The dividend rate is $0.055 per Class A share and $0.05 per Class B share. The total dividend payout at these rates and current shares outstanding will be approximately $0.5 million.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at June 29, 2007.

	Payment Due by Period
(millions)	Total	Remainder 2007	2008/09	2010/11	2012 & After
Long-term debt	$20.8	$—	$20.8	$—	$—
Short-term debt	51.0	51.0	—	—	—
Operating lease obligations	22.1	1.4	7.6	5.2	7.9
Open purchase orders	48.5	48.5	—	—	—
Contractually obligated interest payments	1.9	0.3	1.6	—	—
Total contractual obligations	$144.3	$101.2	$30.0	$5.2	$7.9

Interest obligations on short-term debt are included in the contractually obligated interest payments above only to the extent accrued as of June 29, 2007. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the borrowings against that facility and the variable interest rates on that facility.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at June 29, 2007 totaled $2.2 million.

The Company has no off-balance sheet arrangements.

Market Risk Management

The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and, to a lesser extent, commodity prices. Changes in these factors could cause fluctuations in earnings and cash flows. The Company may reduce exposure to certain of these market risks by entering into hedging transactions authorized under Company policies that place controls on these activities. Hedging transactions involve the use of a variety of derivative financial instruments. Derivatives are used only where there is an underlying exposure, not for trading or speculative purposes.  In the past the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2006 or the first three quarters of fiscal 2007.

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s condensed consolidated financial statements, increase or decrease, accordingly. In the past the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2006 or the first three quarters of fiscal 2007.

JOHNSON OUTDOORS INC.

Interest Rates

The Company’s debt structure and interest rate risk are managed through the use of fixed and floating rate debt. The Company’s primary exposure is to changes in United States interest rates. The Company also periodically enters into interest rate swaps, caps or collars to hedge its exposure and lower financing costs. The Company had no interest rate swaps, caps or collars outstanding as of June 29, 2007 or September 29, 2006.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. The Company’s primary commodity price exposures are plastics, metals and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at June 29, 2007:

(millions)	Estimated Impact on
	Fair Value	Income Before Income Taxes
Interest rate instruments	$ 0.2	$ 0.2

The Company has outstanding $20.8 million in unsecured senior notes as of June 29, 2007. The senior notes bear interest at rates that range from 7.15% to 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate senior notes was $21.4 million as of June 29, 2007.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2006 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the nine months ended June 29, 2007.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status will be recognized in other comprehensive income. This recognition provision and the related disclosures are to be effective at the end of fiscal 2007 for the Company. This Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. This measurement provision is effective for fiscal 2009 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements and will recalculate the funded status of its defined benefit pension plans during the fourth quarter of fiscal 2007. Had the Company been required to recognize the underfunded status of its defined benefit plans in its condensed consolidated balance sheet as of September 29, 2006 other long-term liabilities would have increased by $1.9 million with a corresponding decrease in other comprehensive income.

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

Item 1.              Legal Proceedings

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

On July 10, 2007, after considering the costs of continuing to pursue litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that will end a long-standing intellectual property dispute between the two companies. While the terms of the agreement are confidential, the settlement does not constitute an admission of wrongdoing by either party and includes a one-time payment by Johnson Outdoors to Confluence Holdings Corp. of $4.4 million.  The Company has made an insurance claim for this matter, and at this time does not expect resolution of the claim with its insurer in fiscal 2007.

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
Signatures Dated: August 1, 2007
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer
/s/ David W. Johnson
David W. Johnson Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

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

_____________
(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.