Form 10-K
period 2007-09-28
JOHNSON OUTDOORS INC
filed 2007-12-12
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2007

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
Yes  [    ]   No  [ X ]

As of November 1, 2007, 7,959,617 shares of Class A and 1,217,409 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by nonaffiliates of the registrant was approximately $83,578,748 on March 30, 2007 (the last business day of the registrant’s most recently completed second quarter). For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $18.58 per share, the closing price of the Class A common stock as reported on the NASDAQ Global MarketSM on March 30, 2007. Shares of common stock held by any executive officer or director of the registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Trademarks

We have registered the following trademarks, which are used in this Form 10-K: Minn Kota®, Cannon®, Humminbird®, Bottom Line®, Fishin' Buddy®, Silva®, Eureka!®, Geonav®, Old Town®, Ocean Kayak™, Necky®, Escape®, Lendal™, Extrasport®, Carlisle®, Scubapro®, UWATEC® and Seemann™.

PART I

ITEM 1.	BUSINESS

The Company designs, manufactures and markets outdoor recreation products in four businesses: Marine Electronics, Outdoor Equipment, Watercraft, and Diving. The Company’s primary focus is market leading innovation - meeting consumer needs with breakthrough products that stand apart from the competition and advance the Company’s strong brand names. Our subsidiaries operate as a network that is intended to promote entrepreneurialism and leverage best practices and synergies, following the strategic vision set by senior managers and approved by the Company’s Board of Directors. The Company is controlled by Helen P. Johnson-Leipold (our Chairman and Chief Executive Officer), members of her family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.

Marine Electronics

The Company manufactures, under its Minn Kota brand, battery-powered electric motors used on fishing boats and other boats for quiet trolling power or primary propulsion, under its Humminbird brand, underwater sonar and GPS technology equipment and under its Cannon brand, downriggering fishing equipment. Together these brands comprise the Marine Electronics segment. The Company’s Marine Electronics brands and related accessories are sold in the United States (U.S.), Canada, Europe, South America and the Pacific Basin through large outdoor specialty store chains such as Bass Pro Shops and Cabelas, large retail store chains, marine distributors, international distributors and original equipment manufacturers (OEM) including Ranger® Boats, Skeeter Boats, and Stratos/Champion. Consumer advertising and promotion includes advertising on television and in outdoor, general interest and sports magazines, as well as tournament sponsorships. Packaging and point-of-purchase materials are used to increase consumer appeal and sales. The Company has been able to gain market share by emphasizing marketing, product innovation and quality.

On November 16, 2007, the Company acquired Geonav S.r.l. (Geonav), a marine electronics company in Europe for approximately $6.3 million, including assumed debt and transaction costs. Geonav is a major European brand of chart plotters based in Viareggio, Italy. Also sold under the Geonav brand are marine autopilots, VHF radios and fish finders

On October 3, 2005, the Company acquired the Cannon downrigger and Bottom Line fishfinder brands and related assets for $9.9 million from Computrol, Inc., a wholly owned subsidiary of Armstrong International. The Cannon and Bottom Line brands are sold through the same channels as the Company’s other products in its Marine Electronics business.

Outdoor Equipment

The products sold by the Company’s Outdoor Equipment business include Eureka! military, commercial and consumer tents, sleeping bags and backpacks and Silva field compasses and digital instruments and Tech40 performance measurement instruments.

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

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military. Current tents in production are a lightweight one-person tent, a four-person four season tent; and a modular, general purpose tent.

Silva field compasses and digital instruments, which are manufactured by third parties, are marketed exclusively in North America, the area for which the Company owns Silva trademark rights.

Watercraft

The Company manufactures and markets kayaks, canoes, paddles, oars, specialty watercraft, personal flotation devices and small thermoformed recreational boats under the brand names Old Town, Carlisle Paddles, Ocean Kayak, Pacific Kayak, Canoe Sports, Necky, Escape, Extrasport, Lendal Paddle, and Dimension.

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

The Company designs and markets thermoformed recreational canoes, under the Rogue River name, small electric powered boats under the Escape name, and other paddle and watercraft accessory brands, including Extrasport personal flotation devices and wearable paddle gear, as well as Carlisle and Lendal branded paddles. These products are produced primarily by third-party sources.

The Company’s kayaks, canoes and accessories are sold primarily to specialty stores and marine dealers, sporting goods stores and catalog and mail order houses such as L. L. Bean® in the U.S. and Europe. Escape products are sold through marine dealers, resort and rental outlets and large retail chains.

The Company manufactures its Watercraft products in two locations in the U.S. and one in New Zealand. The Company also contracts for manufacturing of Watercraft products with third parties in Michigan, Tunisia and the Czech Republic.

The Company believes, based on industry and other data, that it has grown global market share and continues to be a leading manufacturer of kayaks and canoes in the U.S. in both unit and dollar sales.

On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from that company’s founders for $1.4 million, plus $0.1 million in transaction costs. Lendal, which was located in Scotland, manufactures and markets premium performance sea touring, whitewater and surf paddles and blades. Lendal products are sold through the same channels as the Company’s other products in its Watercraft business. During 2007, the Company ceased manufacturing operations in Scotland, relocating the manufacturing of the Lendal product to one of its existing U.S. manufacturing locations.

Diving

The Company manufactures and markets underwater diving products for technical and recreational divers, which it sells and distributes under the SCUBAPRO, UWATEC and Seemann brand names. On April 2, 2007, the Company purchased the business assets and related liabilities of Seemann Sub GmbH & Co. KG (Seemann) from Seemann’s founders for $7.8 million, plus $0.1 million in transaction costs. The purchase agreement provides for up to $0.7 million in additional purchase price consideration based on the attainment of specific integration success criteria. Seemann, located in Wendelstein, Germany, is one of that country’s largest dive equipment providers. The purchase of the Seemann Sub brand will expand the Company’s product line with dive gear for the price-driven consumer.

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, stabilizing jackets, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO and UWATEC quality diving equipment is marketed to the premium segment of the market for both diving enthusiasts and more technical, advanced divers. Seemann products are marketed to the recreational diver interested in owning quality equipment at an affordable price. Products are sold via selected distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including sales, service and repair, diving education and travel.

The Company focuses on maintaining SCUBAPRO and UWATEC as the market leaders in innovation. The Company maintains research and development functions in the U.S. and Europe and holds a number of patents on proprietary products. The Company’s consumer communication focuses on building the brand and highlighting exclusive product features and consumer benefits of the SCUBAPRO and UWATEC product lines. The Company’s communication and distribution reinforce the SCUBAPRO and UWATEC brands’ position as the industry’s quality and innovation leader. The Company markets its equipment in diving magazines, via websites and through dive specialty stores. Seemann’s full-line of dive equipment and accessories are marketed and sold primarily in Europe. Seemann products compete in the mid-market on the basis of quality at an affordable price.

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

International Operations

See Note 12 to the Consolidated Financial Statements included elsewhere in this report for financial information regarding the Company’s domestic and international operations. See Note 1, subheading “Foreign Operations and Related Derivative Financial Instruments,” to the Consolidated Financial Statements included elsewhere in this report for information respecting risks related to the Company’s foreign operations.

Research and Development

The Company commits significant resources to research and new product development. The Company expenses research and development costs as incurred except for costs of software development for new fishfinder products which are capitalized once technological feasibility is established. These costs are then amortized over the expected life of the software. The amounts expensed by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Company’s Consolidated Statements of Income included elsewhere in this report.

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

Watercraft:  The Company primarily competes in the paddle sport segment of kayaks and canoes. The main competitors are Confluence Watersports, Pelican, Wenonah Canoe and Legacy Paddlesports which compete on the basis of their design, performance and quality.

Diving:  The main competitors in Diving include Aqualung/U.S. Divers, Oceanic, Mares, Cressi-sub, and Suunto, each of which competes on the basis of product innovation, performance, quality and safety.

Employees

At September 28, 2007, the Company had approximately 1,400 regular, full-time employees. The Company considers its employee relations to be excellent. Temporary employees are utilized to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products totaled approximately $36.0 million at September 28, 2007 and $44.8 million September 29, 2006. For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates, with the exception of the military tent business which has orders outstanding based on contractual agreements.

Patents, Trademarks and Proprietary Rights

The Company owns no single patent that is material to its business as a whole. However, the Company holds various patents, principally for diving products, electric motors and fishfinders and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted on the preceding pages. Historically, the Company has vigorously defended its intellectual property rights. and the Company expects to continue to do so.

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

Seasonality

The Company’s products are outdoor recreation related which results in seasonal variations in sales and profitability. This seasonal variability is due to customers increasing their inventories in the quarters ending March and June, the primary selling season for the Company's outdoor recreation products. The following table shows, for the past three fiscal years, the total net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year.

Year Ended
	September 28, 2007		September 29, 2006		September 30, 2005
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	17%	(15)%	19%	(4)%	20%	—%
March	28	23	27	40	28	54
June	35	82	34	67	32	76
September	20	10	20	(3)	20	(30)
	100%	100%	100%	100%	100%	100%

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

In July 2007, we reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. While the terms of the agreement are confidential, the settlement did not constitute an admission of wrongdoing by either party and included a one-time payment by Johnson Outdoors of $4.4 million which had an unfavorable impact on our earnings in the third fiscal quarter.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

●	the timing of our announcements or those of our competitors concerning significant product developments, acquisitions or financial performance;
●	fluctuation in our quarterly operating results;
●	announcements concerning new contracts with the U.S. Military;
●	substantial sales of our common stock;
●	general stock market conditions; or
●	other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

A limited number of our shareholders can exert significant influence over the Company.

As of November 1, 2007, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) held approximately 78% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and that will enable us to leverage our competitive strengths. We have acquired:

●	Certain assets of Computrol, Inc. on October 3, 2005, including, without limtiationcertain intallectual property used in its business.

●	Lendal Products Ltd. on October 3, 2006, including, without limitation certain intellectual property used in its business.
●	Seemann Sub GmbH & Co. KG on April 2, 2007, including, without limitation certain intellectual property used in its business.
●	Geonav S.r.l. on November 16, 2007, including without limitation certain intellectual property used in its business.

Risks associated with integrating strategic acquisitions include:

●	the acquired business may experience losses which could adversely affect our profitability;
●	unanticipated costs elating to the integration of acqjired businesses may increase our expenses;
●	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
●	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
●	difficulties in achieving planned cost-savings and synergies may increase our expenses;
●	diversion of our management’s attention could impair their ability to effectively manage our other business operations; and
●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

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

Our credit agreement and certain other of our debt instruments includes provisions that place limitations on a number of our activities, including our ability to:

●	incur additional debt;
●	create liens on our assets or make guarantees;
●	make certain investments or loans;
●	pay dividends; or
●	dispose of or sell assets or enter into a merger or similar transaction.

These debt covenants could restrict our ability to pursue opportunities to expand our business operations, including engaging in strategic acquisitions.

Our shares of common stock are thinly traded and our stock price may be more volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are 4,370,113 shares of our Class A common stock held by nonaffiliates. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its facilities are well maintained and have capacity adequate to meet its current needs.

See Note 5 to the Consolidated Financial Statements included elsewhere in this report for a discussion of the Company’s lease obligations.

The Company’s principal manufacturing (identified with an asterisk) and other locations are:

Alpharetta, Georgia (Marine Electronics)	Eufaula, Alabama* (Marine Electronics)
Antibes, France (Diving)	Ferndale, Washington* (Watercraft)
Bad Säkingen, Germany (Diving) (1)	Genoa, Italy* (Diving)
Barcelona, Spain (Diving)	Grand Rapids, Michigan (Watercraft)
Basingstoke, Hampshire, England (Diving)	Great Yarmouth, Norfolk, United Kingdom (Watercraft)
Batam, Indonesia* (Diving and Outdoor Equipment)	Hallwil, Switzerland* (Diving)
Binghamton, New York* (Outdoor Equipment)	Henggart, Switzerland (Diving)
Brignais, France (Watercraft)	Mankato, Minnesota* (Marine Electronics)
Brussels, Belgium (Diving)	Napier, New Zealand* (Watercraft)
Burlington, Ontario, Canada (Marine Electronics, Outdoor Equipment)	Old Town, Maine* (Watercraft)
Prestwick, Ayrshire, United Kingdom* (Watercraft) (2)
Chatswood, Australia (Diving)	Silverdale, New Zealand* (Watercraft)
Chai Wan, Hong Kong (Diving)	Wendelstein, Germany (Diving) (1)
El Cajon, California (Diving)	Yokohama, Japan (Diving)

(1)This facility was closed at the end of fiscal 2007 and sales, service and back office support was relocated to the Seemann Sub facility in
Wendelstein, Germany.
(2)This facility will be vacated as of October 31, 2007 and the lease will be terminated as of that date. Manufacturing operations formerly engaged in at this facility are being transferred to our Old Town, Maine facility.

The Company’s corporate headquarters is located in a leased facility in Racine, Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

See Note 14 to the Consolidated Financial Statements included elsewhere in this report for a discussion of legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 28, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information with respect to this item is included in Notes 9 and 10 to the Company's Consolidated Financial Statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 1, 2007, the Company had 734 holders of record of its Class A common stock and 51 holders of record of its Class B common stock. We believe the beneficial owners of our Class A common stock on that date were substantially greater.

A summary of the high and low prices for the Company’s Class A common stock during each quarter of the years ended September 28, 2007 and September 29, 2006 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Stock prices:
High	$19.13	$17.47	$18.83	$18.24	$20.25	$18.35	$23.91	$17.81
Low	17.06	16.05	17.00	16.69	18.02	15.97	17.00	16.52

In fiscal 2007, the Company declared the following dividends:

●
A cash dividend declared on June 14, 2007, with a record date of July 12, 2007, payable on July 26, 2007 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

●
A cash dividend declared on September 19, 2007, with a record date of October 11, 2007, payable on October 25, 2007 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

The following limitations apply to the ability of the Company to pay dividends:

●
Pursuant to the Company’s revolving credit agreement, dated as of October 7, 2005, by and among the Company, the subsidiary borrowers from time to time parties thereto and JPMorgan Chase Bank N.A., the Company is limited in the amount of restricted payments (primarily dividends and purchases of treasury stock) made during each fiscal year. The limitation was approximately $27 million for the fiscal year ending September 28, 2007.

●
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

Total Shareholder Return

The graph below compares on a cumulative basis the yearly percentage change since September 27, 2002 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. This year, the Company is transitioning to a new peer group which consists of Arctic Cat Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Marine Products Corporation and Nautilus, Inc. In previous years, the peer group consisted of Arctic Cat Inc., Brunswick Corporation, Callaway Golf Company, K2 Inc., and Nautilus, Inc. The graph assumes $100 was invested on September 27, 2002 in Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group indices.

	9/27/02	10/3/03	10/1/04	9/30/05	9/29/06	9/28/07
Johnson Outdoors	100.00	123.85	177.06	152.84	158.62	199.22
NASDAQ Composite	100.00	151.68	163.78	186.68	197.57	237.83
Russell 2000 Index	100.00	136.50	162.12	191.23	210.20	236.14
Old Peer Group	100.00	120.75	173.44	160.24	131.75	111.92
New Peer Group	100.00	121.98	177.03	163.28	134.75	115.47

The information in this section titled "Total Shareholder Return" shall not be deemed to be "soliciting material" or "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C promulgated by the Securities and Exchange Commission or subject to the liabilities of section 18 of the Securities Exchange Act of 1934, as amended, and this information shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended."

ITEM 6.                  SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included or referred to elsewhere in this report. The consolidated statements of income for the years ended September 28, 2007, September 29, 2006 and September 30, 2005, and the consolidated balance sheet data as of September 28, 2007 and September 29, 2006, are derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statements of income for the years ended October 1, 2004 and October 3, 2003, and the consolidated balance sheet data as of September 30, 2005, October 1, 2004 and October 3, 2003, are derived from the Company’s audited consolidated financial statements which are not included herein.

								Year Ended
(thousands, except per share data)	September 28 2007	(6)	September 29 2006	(5)	September 30 2005	October 1 2004	(4)	October 3 2003
Operating Results (1)
Net sales	$432,060		$395,790		$380,690	$355,274		$315,892
Gross profit	174,883		165,216		156,354	147,618		127,989
Operating expenses	156,944		144,591		140,710	128,269		116,167
Operating profit	17,939		20,625		15,644	19,349		11,822
Interest expense	5,162		4,989		4,792	5,283		5,374
Other income	(193)		(128)		(1,250)	(670)		(3,254)
Income before income taxes	13,708		15,764		12,102	14,736		9,702
Income tax expense	4,474		7,049		5,001	6,047		4,281
Net income	$9,234		$8,715		$7,101	$8,689		$5,421
Basic earnings per common share	$1.02		$0.97		$0.82	$1.01		$0.64
Diluted earnings per common share	$1.00		$0.95		$0.81	$0.99		$0.63
Diluted average common shares outstanding	9,254		9,161		8,795	8,774		8,600
Balance Sheet Data
Current assets (2)	$204,951		$184,897		$186,035	$194,641		$195,135
Total assets	319,679		284,226		283,318	293,714		277,657
Current liabilities (3)	66,255		57,650		56,196	59,110		50,031
Long-term debt, less current maturities	10,006		20,807		37,800	50,797		67,886
Total debt	42,806		37,807		50,800	67,019		77,473
Shareholders’ equity	200,165		180,881		166,434	160,644		144,194

(1)	The year ended October 3, 2003 included 53 weeks. All other years include 52 weeks.
(2)	Includes cash and temporary cash investments of $39,232, $51,689, $72,111, $69,572 and $88,910, as of the years ended 2007, 2006, 2005, 2004 and 2003, respectively.
(3)	Excluding short-term debt and current maturities of long-term debt.
(4)	The results in 2004 contain five months of operating results of the acquired Humminbird business.
(5)	The results in 2006 contain a full year of operating results of the acquired Cannon/Bottom Line business.
(6)	The results in 2007 contain a full year of operating results of the acquired Lendal Products Ltd. business and six months of operating results of the acquired Seemann Sub Gmbh & Co. business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company designs, manufactures and markets top-quality recreational products for the outdoor enthusiast. Through a combination of breakthrough products, strong marketing and key distribution relationships, the Company meets the needs of the consumer, setting itself apart from the competition. Its subsidiaries operate as a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

Total Company net sales were $432.1 million, a 9.2% increase over $395.8 million in the prior year. Key factors impacting the year-over-year sales results included:

●	In Marine Electronics, strong new product introductions and marketing programs drove a 20.4% increase in net sales over the prior year.
●
In Diving, stabilization and growth in Europe, including a successful new diving computer launch, the addition of Seemann Sub and favorable currency translation together contributed to a 13.0% increase in net sales over the prior year.

●	In Watercraft, favorable response to new paddle sport innovations and double-digit growth in key international markets led to a 3.4% increase in net sales for the year.
●	In Outdoor Equipment, net sales fell 15.3% due to the expected slow-down in military tent sales, and non-recurring specialty market sales of $5.3 million in the prior year.

Operating profit for the year was $17.9 million compared to $20.6 million in the prior year. Key factors driving the year-over-year changes in operating profit included:

●	A one-time $4.4 million litigation settlement payment in Watercraft partially off-set by increased paddle sport brand sales.
●	The recovery of $2.9 million in flood-related costs in Outdoor Equipment.
●	The anticipated 20.9% decline in military sales.
●	Lower gross margins in Marine Electronics due to increased labor costs incurred to meet high demand for new product.
●	Corporate expenditures of $2.0 million, investing in strategic profitable growth initiatives.

Income tax expense was $4.5 million in fiscal 2007, an effective rate of 32.6%, compared to $7.0 million in fiscal 2006, an effective rate of 44.7%. Key factors driving the year-over-year changes in the effective tax rate included:

●	Benefit from a German tax law change
●	An increased tax rate used to record federal deferred tax assets and research and development tax credits.

Net income was $9.2 million, or $1.00 per diluted share, versus net income of $8.7 million, or $0.95 per diluted share, in the prior year.

Debt-to-total capitalization stood at 18% at September 28, 2007, up from 17% at September 29, 2006. Debt net of cash, decreased $17.5 million to $3.6 million by year end. Depreciation and amortization expenses were $9.4 million in 2007 compared with $9.2 million in the prior year. Capital spending totaled $13.4 million in 2007 compared with last year’s $8.9 million.

The following discussion includes comments and analysis relating to the Company’s results of operations and financial condition for the three years ended September 28, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto attached to this report.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(millions, except per share data)	2007	(1)	2006	(2)	2005
Operating Results
Net sales	$432.1		$395.8		$380.7
Gross profit	174.9		165.2		156.4
Operating expenses	156.9		144.6		140.7
Operating profit	17.9		20.6		15.6
Interest expense	5.2		5.0		4.8
Net income	9.2		8.7		7.1
Diluted earnings per common share	$1.00		$0.95		$0.81

(1)	The results in 2007 contain a full year of operating results of the acquired Lendal Products Ltd. business and six months of operating results of the acquired Seemann Sub Gmbh & Co. business.
(2)	The results in 2006 contain a full year of operating results of the acquired Cannon/Bottom Line business.

The Company’s sales and operating earnings by business segment are summarized as follows:

(millions)	2007	2006	2005
Net sales:
Marine Electronics	$198.0	$164.5	$145.2
Outdoor Equipment	55.9	65.9	75.3
Watercraft	90.3	87.3	80.8
Diving	88.7	78.5	79.4
Other/Corporate/eliminations	(0.8)	(0.4)	—
Total	$432.1	$395.8	$380.7
Operating profit:
Marine Electronics	$22.9	$21.6	$21.6
Outdoor Equipment	8.5	8.2	11.2
Watercraft	(6.3)	(2.6)	(4.4)
Diving	6.9	5.6	4.9
Other/Corporate/eliminations	(14.1)	(12.2)	(17.7)
Total	$17.9	$20.6	$15.6

See Note 12 in the notes to the consolidated financial statements included elsewhere in this report for the definition of segment net sales and operating profits.

2007 vs 2006

Net Sales

Net sales totaled $432.1 million in 2007 compared to $395.8 million in 2006, an increase of 9.2% or $36.3 million. Foreign currency translations favorably impacted 2007 net sales by $3.9 million in comparison to 2006. Sales growth in the Company’s Marine Electronics, Watercraft and Diving business units overcame a decline in the Outdoor Equipment business unit.

Net sales for the Marine Electronics business increased $33.5 million, or 20.4% primarily due to the successful launch of new products across the Marine Electronics brands. Net sales for the Company’s Watercraft business increased $3.0 million, or 3.4%, as a result of new product introductions and product offerings in the U.S. and improved volumes in international markets. Net sales for the Diving business increased $10.2 million, or 13.0% primarily due to an increase of $4.6 million from the acquired Seemann Sub business, increased volume in Europe and the far east and a $2.8 million favorable currency translation. Net sales in the Company’s Outdoor Equipment business declined $10.0 million, or 15.2%, primarily due to the expected decline in total military tent sales and a $5.3 million decline in specialty market sales. The declines in military tent sales and specialty market sales were partially offset by strong sales in the Consumer and Commercial businesses.

Operating Results

The Company recognized an operating profit of $17.9 million in fiscal 2007 compared to an operating profit of $20.6 million in fiscal 2006. Company gross profit margins decreased to 40.5% in fiscal 2007 from 41.7% in fiscal 2006. Primary factors driving the decrease in gross profit margins were production inefficiencies in Marine Electronics and Diving supply chain challenges in Europe. Operating expenses totaled $156.9 million, or 36.3% of net sales in fiscal 2007 compared to $144.6 million, or 36.5% of net sales in fiscal 2006.

Marine Electronics operating profit improved by $1.3 million, or 6.0%, in fiscal 2007 from the prior year. The increase was driven by favorable net sales volume on successful launch of new products across the Marine Electronics brands, slightly offset by increased labor due to production inefficiencies incurred in meeting higher new product demand.

Diving operating profit increased $1.3 million, or 23.7%, due primarily to operating profit provided by the acquired Seemann Sub business along with improved profitability on increased sales volume in far east markets. Additionally, the Diving business incurred $0.6 million in restructuring costs related to the closure of its Wendelstein, Germany facility.

Outdoor Equipment operating profit increased $0.3 million, or 3.7%, mainly due to the insurance recoveries related to the 2006 Binghamton, New York flood. The Company recognized gains on the recoveries of $2.9 million compared to losses incurred in the prior year of $1.5 million. No additional costs or recoveries are expected related to this event. Without the insurance recoveries the Outdoor Equipment business operating profits would have declined as a result of lower military tent sales and $5.3 million of specialty market sales occurring in 2006 which did not recur in 2007.

Watercraft operating losses widened by $3.7 million from the prior year to $6.3 million for fiscal 2007. However fiscal 2007 operating losses for this segment included a one-time legal settlement of $4.4 million,. Nonetheless, Watercraft saw improvements in its core Paddlesports business and continues to strategically invest in the Escape business and product line.

Other Income and Expenses

Interest income in 2007 increased $0.2 million to $0.7 million in fiscal 2007. Interest expense increased $0.2 million to $5.2 million. Favorability resulting from lower amounts of term debt outstanding for the year was offset by higher short term borrowings incurred to fund working capital needs. The Company realized currency losses of $0.6 million in fiscal 2007 as compared to $0.2 million in fiscal 2006.

Pretax Income and Income Taxes

The Company recognized pretax income of $13.7 million in fiscal 2007, compared to $15.8 million in fiscal 2006. The Company recorded income tax expense of $4.5 million in fiscal 2007, an effective rate of 32.6%, compared to $7.0 million in fiscal 2006, an effective rate of 44.7%. The effective tax rate for 2007 benefited from a German tax law change, an increased tax rate used to record federal deferred tax assets and research and development tax credits.

At September 28, 2007, the Company had U.S. federal operating loss carryforwards of approximately $4.0 million, which begin to expire in 2013, as well as various state net operating loss carryforwards. In addition, certain of the Company’s foreign subsidiaries have operating loss carryforwards totaling $1.5 million. These operating loss carryforwards are available to offset future taxable income over the next 3 to approximately 20 years. The Company believes it will realize its deferred tax assets, net of the valuation allowance, through the generation of future taxable income, tax planning strategies and reversals of deferred tax liabilities.

Net Income

The Company recognized net income of $9.2 million in fiscal 2007, or $1.00 per diluted share, compared to net income of $8.7 million in fiscal 2006, or $0.95 per diluted share.

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

On June 29, 2006, the Company announced a temporary closing of its Binghamton, New York manufacturing facility due to extensive flooding which occurred in the State of New York in June of 2006. The Company reopened this manufacturing facility on August 25, 2006. The Company’s finished goods warehouse in Binghamton was unaffected by the floods and remained open for business. The Company incurred $4.7 million in losses and expenses associated with clean up, repair, impairment of inventory, impairment of property and equipment and payroll related to idle labor due to the flood. The Company received $3.0 million in insurance reimbursements associated with these costs, expensed $1.5 million of these costs and had a receivable of $0.2 million at September 29, 2006.

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

Pretax Income and  Income Taxes

The Company recognized pretax income of $15.8 million in fiscal 2006, compared to $12.1 million in fiscal 2005. The Company recorded income tax expense of $7.0 million in fiscal 2006, an effective rate of 44.7%, compared to $5.0 million in fiscal 2005, an effective rate of 41.3%. The effective tax rate for 2006 was negatively impacted by recognition of charges related to additional foreign tax contingency reserves and a reduction in the rate used to record deferred tax assets offset by a release of a valuation allowance for certain research and development tax credits.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	2007	2006	2005
Cash provided by (used for):
Operating activities	$1.4	$7.5	$26.2
Investing activities	(22.8)	(18.6)	(6.4)
Financing activities	5.3	(12.8)	(15.0)
Effect of exchange rate changes	3.6	3.5	(2.3)
Increase (decrease) in cash and temporary cash investments	$(12.5)	$(20.4)	$2.5

The Company's debt to total capitalization ratio increased to 18% as of September 28, 2007 from 17% as of September 29, 2006.

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the past three years:

(millions)	2007	2006	2005
Current assets (1)	$205.0	$184.9	$186.0
Current liabilities (2)	66.3	57.7	56.2
Working capital (2)	$138.7	$127.2	$129.8
Current ratio (2)	3.1:1	3.2:1	3.3:1

(1)	2007, 2006 and 2005 information includes cash and temporary cash investments of $39.2, $51.7 and $72.1 million, respectively.
(2)    Excludes short-term debt and current maturities of long-term debt.

Cash flows provided by operations totaled $1.4 million, $7.5 million and $26.2 million in fiscal 2007, 2006 and 2005, respectively. The major driver in the decline of cash flows from operations in fiscal 2007 was created by an increase in working capital. Increases in accounts receivable of $3.1 million and inventory of $22.6 million offset by increases in accounts payable and other accrued liabilities of $5.4 million reflect the increase in working capital. The major driver in the decline of cash flows from operations in fiscal 2006 was created by an increase in working capital. Increases in accounts receivable of $3.6 million and inventory of $10.6 million offset by increases in accounts payable and other accrued liabilities of $1.2 million reflect the increase in working capital. The major driver in the improvement of cash flows from operations in fiscal 2005 was created by internal working capital management. Decreases in accounts receivable of $0.8 million and inventory of $7.8 million offset by decreases in accounts payable and other accrued liabilities of $1.3 million reflect the improved working capital management.

Depreciation and amortization charges were $9.4 million in fiscal 2007, $9.2 million in fiscal 2006 and $9.4 million in fiscal 2005.

Investing Activities

Cash flows used for investing activities were $22.8 million, $18.6 million and $6.4 million in fiscal 2007, 2006 and 2005, respectively. The acquisition of Lendal used $1.5 million of cash and the acquisition of Seemann used $7.9 million of cash in fiscal 2007. The acquisition of Cannon/Bottom Line used $9.9 million of cash in fiscal 2006. Expenditures for property, plant and equipment were $13.4 million, $8.9 million and $6.8 million in fiscal 2007, 2006 and 2005, respectively. The increase in expenditures for property, plant and equipment in 2007 was mainly to support tooling for new products and building of a flood wall to protect the Company’s Binghamton, New York facility. In general, the Company’s ongoing expenditures are primarily related to tooling for new products, facilities and information systems improvements. In 2008, capital expenditures are anticipated to be approximately $12.0 million, lower than the fiscal 2007 expenditures noted above.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past three fiscal years:

(millions)	2007	2006	2005
Current debt	$32.8	$17.0	$13.0
Long-term debt	10.0	20.8	37.8
Total debt	42.8	37.8	50.8
Shareholders’ equity	200.2	180.9	166.4
Total capitalization	$243.0	$218.7	$217.2
Total debt to total capitalization	17.6%	17.3%	23.4%

Cash flows provided by (used for) financing activities totaled $5.3 million, ($12.8) million and ($15.0) million in fiscal 2007, 2006 and 2005, respectively. Payments on long-term debt were $17.0 million, $13.0 million and $16.2 million in fiscal 2007, 2006 and 2005, respectively.

On October 7, 2005, the Company entered into a $75 million unsecured revolving credit facility agreement expiring October 7, 2010. The Company had $22.0 million in borrowings outstanding on this credit facility as of September 28, 2007.

On February 1, 2007, the Company entered into an additional $10.0 million unsecured revolving credit facility agreement to satisfy the Company's working capital requirements. The Company repaid and closed this credit facility in May 2007 as it was no longer needed.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facility, including interest, operating leases and open purchase orders. The following schedule details these significant contractual obligations at September 28, 2007.

	Payment Due by Period
(millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$20.8	$10.8	$10.0	$—	$—
Short-term debt	22.0	22.0	—	—	—
Operating lease obligations	27.8	5.9	8.0	5.6	8.3
Open purchase orders	61.8	61.8	—	—	—
Contractually obligated interest payments	1.7	1.3	0.4	—	—
Total contractual obligations	$134.1	$101.8	$18.4	$5.6	$8.3

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at September 28, 2007 totaled $2.7 million.

The Company anticipates making contributions to its defined benefit pension plans of $0.4 million through October 15, 2008.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss Francs, Japanese Yen and Canadian Dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, assets and liabilities of the Company’s foreign operations, as reported in the Company’s Consolidated Financial Statements, increase or decrease, accordingly. In the past, the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies. However, no significant transactions of these types were entered into during fiscal years 2007 and 2006.

Interest Rates

The Company uses interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates. The Company had no interest rate swaps, caps or collars outstanding as of the fiscal 2007 and 2006 year ends. On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million, receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over an accruing period beginning December 14, 2007 and ending December 14, 2012. Interest will be payable quarterly. The Swap has been designated as a cash flow hedge of a forecasted floating rate debt issuance of approximately $60.0 million and is expected to be an effective hedge of the impact on interest payments due to changes in the three-month LIBOR benchmark rate.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures include costs associated with metals, resins and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company's senior notes outstanding at September 28, 2007:

Estimated Impact on
(millions)	Fair Value	Income Before Income Taxes
Interest rate instruments	$0.2	$0.2

The Company has outstanding $20.8 million in unsecured senior notes as of September 28, 2007. The senior notes bear interest at rates of 7.15% or 7.82% and are to be repaid through December 2008. The fair market value of the Company’s fixed rate debt was $21.5 million as of September 28, 2007.

Other Factors

The Company experienced inflationary pressures during fiscal 2007 on energy, metals, resins and freight charges. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

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

Allowance for Doubtful Accounts

The Company recognizes revenue when title and risk of ownership have passed to the buyer. Allowances for doubtful accounts are estimated by the individual operating companies based on estimates of losses related to customer accounts receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on required reserve balances.

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or market. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. The Company also considers current forecast plans, as well as, market and industry conditions in establishing reserve levels. Though the Company considers these balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required reserve balances.

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

Goodwill and Other Intangible Assets Impairment

In assessing the recoverability of the Company's goodwill and other intangible assets, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in fiscal 2008. The Company is evaluating the requirements of FIN 48 and expects its impact on the Company’s consolidated financial statements will not be significant.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status will be recognized in other comprehensive income. The impact of adopting SFAS No. 158 on September 28, 2007 increased total assets by $0.5 million, increased total liabilities by $1.3 million and decreased total stockholders’ equity by $0.8 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for the Company beginning in fiscal 2009. The Company is currently assessing the effect of SFAS No. 159 on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-30.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

(d)	Attestation Report of Independent Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm who audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting, which is contained in the Company's consolidated financial statements under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2008. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders.

The Audit Committee of the Company's Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr. and John M. Fahey, Jr.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is included in the Company’s Proxy Statement for its February 28, 2008 Annual Meeting of Shareholders, which, upon filing with the Securities and Exchange Commission, will be incorporated herein by reference and will be filed with the Commission on or before January 28, 2008, under the headings –“Compensation of Directors” and “Executive Compensation.”

The information incorporated by reference from the “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2008.

Equity Compensation Plan Information

The following table summarizes share information, as of September 28, 2007, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan, and the Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan. All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	286,393	$8.66	601,760	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	286,393	$8.66	601,760	(1)

 (1) All of the available shares under the 2003 Non-Employee Director Stock Ownership Plan (111,357) and under the 2000 Long-Term Stock Incentive Plan (425,073) may be issued upon the exercise of stock options or granted as restricted stock, and, in the case of the 2000 Long-Term Stock Incentive Plan, as share units. There are 65,330 shares available for issuance under the Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2008. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 28, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Form 10-K:

Financial Statements

Included in Item 8 of Part II of this Form 10-K are the following:

●	Management’s Report on Internal Control over Financial Reporting
●	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
●	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
●	Consolidated Balance Sheets - September 28, 2007 and September 29, 2006
●	Consolidated Statements of Income - Years ended September 28, 2007, September 29, 2006 and September 30, 2005
●	Consolidated Statements of Shareholders’ Equity - Years ended September 28, 2007, September 29, 2006 and September 30, 2005
●	Consolidated Statements of Cash Flows - Years ended September 28, 2007, September 29, 2006 and September 30, 2005
●	Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules are omitted because they are not applicable, are not required or equivalent information has been included in the Consolidated Financial Statements or notes thereto.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 12th day of December 2007.

JOHNSON OUTDOORS INC.

(Registrant)

By  /s/ Helen P. Johnson-Leipold
       Helen P. Johnson-Leipold
       Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of December 2007.

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

21	Subsidiaries of the Company as of September 28, 2007.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of September 28, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Helen P. Johnson-Leipold	David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited Johnson Outdoors Inc.’s internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Johnson Outdoors Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Johnson Outdoors Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Johnson Outdoors Inc. as of September 28, 2007 and September 29, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 28, 2007 of Johnson Outdoors Inc. and our report dated December 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Milwaukee, Wisconsin
December 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of September 28, 2007 and September 29, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 28, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Johnson Outdoors Inc. as of September 28, 2007 and September 29, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the financial statements, in the year ended September 28, 2007, the Company changed its method of accounting for pensions and other post-retirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Johnson Outdoors Inc.’s internal control over financial reporting as of September 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Milwaukee, Wisconsin
December 12, 2007

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 28 2007	September 29 2006
Assets
Current assets:
Cash and temporary cash investments	$39,232	$51,689
Accounts receivable less allowance for doubtful accounts of $2,352 and $2,318, respectively	57,605	52,844
Inventories	88,833	63,828
Deferred income taxes	11,029	9,462
Other current assets	8,252	7,074
Total current assets	204,951	184,897
Property, plant and equipment, net	36,670	31,600
Deferred income taxes	13,097	14,576
Goodwill	51,454	42,947
Other intangible assets, net	6,638	4,590
Other assets	6,869	5,616
Total assets	$319,679	$284,226
Liabilities And Shareholders’ Equity
Current liabilities:
Short-term notes payable	$22,000	$—
Current maturities of long-term debt	10,800	17,000
Accounts payable	23,988	17,506
Accrued liabilities:
Salaries, wages and benefits	17,326	16,577
Accrued discounts and returns	5,524	5,047
Accrued interest payable	610	1,118
Income taxes payable	2,192	1,258
Other	16,615	16,144
Total current liabilities	99,055	74,650
Long-term debt, less current maturities	10,006	20,807
Other liabilities	10,453	7,888
Total liabilities	119,514	103,345
Shareholders’ equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding: September 28, 2007, 7,949,617; September 29, 2006, 7,858,800	397	393
Class B shares issued and outstanding (convertible into Class A): September 28, 2007, 1,217,409; September 29, 2006, 1,217,977	61	61
Capital in excess of par value	56,835	55,459
Retained earnings	126,253	118,015
Accumulated other comprehensive income	16,619	6,953
Total shareholders’ equity	200,165	180,881
Total liabilities and shareholders’ equity	$319,679	$284,226

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(thousands, except per share data)	September 28 2007	September 29 2006	September 30 2005
Net sales	$432,060	$395,790	$380,690
Cost of sales	257,177	230,574	224,336
Gross profit	174,883	165,216	156,354
Operating expenses:
Marketing and selling	101,828	93,002	85,632
Administrative management, finance and information systems	38,913	36,497	42,257
Research and development	12,448	11,536	10,481
Litigation settlement	4,400	—	—
(Gains) losses related to New York flood	(2,874)	1,500	—
Profit sharing	2,229	2,056	2,340
Total operating expenses	156,944	144,591	140,710
Operating profit	17,939	20,625	15,644
Interest income	(738)	(504)	(455)
Interest expense	5,162	4,989	4,792
Other expense (income), net	57	376	(795)
Income before income taxes	13,708	15,764	12,102
Income tax expense	4,474	7,049	5,001
Net income	$9,234	$8,715	$7,101
Basic earnings per common share	$1.02	$0.97	$0.82
Diluted earnings per common share	$1.00	$0.95	$0.81
Cash dividends declared per Class A common share	$0.11	$—	$—
Cash dividends declared per Class B common share	$0.10	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
(thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Cumulative Translation Adjustment	Minimum Pension Liability	Comprehensive Income (Loss)
Balance at October 1, 2004	$441	$52,640	$102,199	$(20)	$6,105	$(721)
Net income	—	—	7,101	—	—	—	$7,101
Issuance of restricted stock	2	678	—	(680)	—	—	—
Exercise of stock options (1)	7	1,400	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	158	—	—	—	—	—
Non-cash compensation	—	403	—	—	—	—	—
Amortization of deferred compensation	—	—	—	102	—	—	—
Translation adjustment	—	—	—	—	(2,264)	—	(2,264)
Additional minimum pension liability (2)	—	—	—	—	—	(1,118)	(1,118)
Balance at September 30, 2005	451	55,279	109,300	(598)	3,841	(1,839)	$3,719
Net income	—	—	8,715	—	—	—	$8,715
Exercise of stock options (1)	—	65	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	109	—	—	—	—	—
Stock-based compensation and award of restricted shares	2	604	—	—	—	—	—
Adoption of SFAS 123 (R)	—	(598)	—	598	—	—	—
Translation adjustment	—	—	—	—	3,454	—	3,454
Additional minimum pension liability (2)	—	—	—	—	—	1,497	1,497
Balance at September 29, 2006	454	55,459	118,015	—	7,295	(342)	13,666
Net income	—	—	9,234	—	—	—	$9,234
Dividends declared	—	—	(996)	—	—	—	—
Exercise of stock options (1)	1	591	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	160	—	—	—	—	—
Stock-based compensation and award of restricted shares	2	625	—	—	—	—	—
Translation adjustment	—	—	—	—	10,379	—	10,379
Additional minimum pension liability (2)	—	—	—	—	—	45	45
Comprehensive income	—	—	—	—	—	—	$19,658
Adoption of SFAS 158(3)	—	—	—	—	—	(758)
Balance at September 28, 2007	$458	$56,835	$126,253	$—	$17,674	$(1,055)

(1)Includes tax benefit related to exercise of stock options of $111, $25 and $336 for 2007, 2006 and 2005, respectively.
(2)Net of tax provision of $33, $771 and $578 for 2007, 2006 and 2005, respectively.
(3)Net of tax provision of $560 for 2007.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 28 2007	September 29 2006	September 30 2005
Cash Provided By Operating Activities
Net income	$9,234	$8,715	$7,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,079	8,813	9,142
Amortization of intangible assets and deferred financing costs	323	351	260
Loss on sale of property, plant and equipment	12	107	73
Provision for doubtful accounts receivable	990	629	379
Provision for inventory reserves	1,687	2,163	431
Stock-based compensation	651	686	653
Deferred income taxes	(88)	3,755	(555)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable	(3,063)	(3,591)	841
Inventories	(22,550)	(10,617)	7,831
Accounts payable and accrued liabilities	5,366	1,166	(1,309)
Other, net	(247)	(4,647)	1,410
	1,394	7,530	26,257
Cash Used For Investing Activities
Payments for purchase of business	(9,409)	(9,863)	—
Additions to property, plant and equipment	(13,418)	(8,865)	(6,803)
Proceeds from sale of property, plant and equipment	78	139	422
	(22,749)	(18,589)	(6,381)
Cash Provided By (Used For) Financing Activities
Net borrowings on short-term debt	22,000	—	—
Borrowings on long-term debt	—	7	—
Principal payments on senior notes and other long-term debt	(17,001)	(13,000)	(16,223)
Excess tax benefits from stock-based compensation	111	25	—
Dividends paid	(498)	—	—
Common stock transactions	642	150	1,230
	5,254	(12,818)	(14,993)
Effect of foreign currency fluctuations on cash	3,644	3,455	(2,344)
Increase (decrease) in cash and temporary cash investments	(12,457)	(20,422)	2,539
Cash And Temporary Cash Investments
Beginning of year	51,689	72,111	69,572
End of year	$39,232	$51,689	$72,111

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2007

(in thousands except share and per share amounts)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 28, 2007 (hereinafter 2007), September 29, 2006 (hereinafter 2006) and September 30, 2005 (hereinafter 2005) each comprised 52 weeks.

Cash and Temporary Cash Investments

The Company considers all short-term investments in interest-bearing bank accounts, securities and other instruments with an original maturity of three months or less, when purchased, to be equivalent to cash.

The Company maintains cash in bank accounts in excess of insured limits. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to reduce the amount recorded to an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories at the end of the respective years consist of the following:

	2007	2006
Raw materials	$34,914	$24,895
Work in process	3,850	4,194
Finished goods	54,735	38,185
	93,499	67,274
Less reserves for inventory valuation	4,666	3,446
	$88,833	$63,828

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is determined by straight-line methods over the following estimated useful lives:

Property improvements	5-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-10 years

Upon retirement or disposition, cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Property, plant and equipment at the end of the respective years consist of the following:

	2007	2006
Property and improvements	$1,307	$1,307
Buildings and improvements	22,731	22,051
Furniture, fixtures and equipment	101,862	87,971
	125,900	111,329
Less accumulated depreciation	89,230	79,729
	$36,670	$31,600

Impairment of Goodwill and Other Indefinite Lived Intangibles

The Company annually assesses the carrying value of goodwill using a number of criteria, including the value of the overall enterprise as of the end of each fiscal year. In assessing the recoverability of the Company's goodwill and other indefinite lived intangibles, the Company makes assumptions regarding estimated discounted future operating cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for those assets in the future. There were no goodwill impairment charges recorded during 2007, 2006 or 2005.

During 2007, the final allocation of the purchase price related to the Lendal Products Ltd. acquisition was completed resulting in goodwill of $710 and an indefinite lived trademark of $175 and the preliminary allocation of the purchase price related to the Seemann Sub GmbH & Co. acquisition was completed resulting in goodwill of $5,520 and an indefinite lived trademark of $935.

During 2006, the final allocation of the purchase price related to the Cannon/Bottom Line acquisition was completed resulting in goodwill of $4,582 and an indefinite lived trademark of $940.

The remaining changes in 2007 and 2006 in goodwill relates to translation adjustments for goodwill denominated in foreign currencies. There were no other changes in indefinite lived intangible assets in 2007 and 2006.

Other Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 3 to 16 years for patents and other intangible assets. Intangible assets at the end of the respective years consist of the following:

	2007	2006
Patents	$3,443	$2,836
Trademarks	5,997	4,506
Other	744	572
	10,184	7,914
Less accumulated amortization	3,546	3,324
Net patents, trademarks and other	$6,638	$4,590

Trademarks at September 28, 2007 contain $5,382 in trademarks ($4,190 at September 29, 2006) which have indefinite lives and are not amortized. Amortization of patents and other intangible assets was $150, $172 and $148 for 2007, 2006 and 2005, respectively. Amortization of these intangible assets is expected to be approximately $150 per year until fully amortized (the unamortized value of these assets was $1,256 and $400 as of September 28, 2007 and September 29, 2006, respectively).

Warranties

The Company has product warranty accruals of $4,290 and $3,844 as of September 28, 2007 and September 29, 2006, respectively. The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for the three years in the period ended September 28, 2007.

Balance October 1, 2004	$3,177
Expense accruals for warranties issued during the year	2,999
Less current year warranty claims paid	2,889
Balance at September 30, 2005	3,287
Expense accruals for warranties issued during the year	3,915
Reserve for businesses acquired	100
Less current year warranty claims paid	3,458
Balance at September 29, 2006	3,844
Expense accruals for warranties issued during the year	4,006
Less current year warranty claims paid	3,560
Balance at September 28, 2007	$4,290

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the net effect of dilutive stock options and restricted stock.

The following table sets forth the computation of basic and diluted earnings per common share:

	2007	2006	2005
Net income	$9,234	$8,715	$7,101
Basic weighted average common shares outstanding	9,065,658	8,989,348	8,617,746
Dilutive stock options and restricted stock	188,190	171,480	177,359
Diluted weighted average common shares	9,253,848	9,160,828	8,795,105
Basic earnings per common	$1.02	$0.97	$0.82
Diluted earnings per common share	$1.00	$0.95	$0.81

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for 2006 and 2005 because they would have been antidilutive totaled 19,750 and 13,750, respectively. There were no antidilutive stock options for 2007.

Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for its employee stock awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. See Note 10 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, restricted stock, phantom stock and employee stock purchase plans. Generally, no stock option-based employee compensation cost was recognized in the Company’s Consolidated Statements of Income prior to October 1, 2005, as stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, prior to October 1, 2005, the Company recorded unearned stock-based compensation for nonvested restricted stock awards as “unearned compensation” in the Company’s Consolidated Statement of Shareholders’ Equity.

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

Prior to adopting SFAS 123(R) on October 1, 2005, the Company’s basic and fully diluted earnings per share for 2005 would have been impacted as shown in the pro forma information shown below, determined using the fair value method based on provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

2005
Net income	$7,101
Total stock-based compensation expense included in net income, net of tax	431
Total stock-based compensation expense determined under fair value method for all awards, net of tax	(218)
Pro forma net income	$7,314
Basic earnings per common share
As reported	$0.82
Pro forma	$0.85
Diluted earnings per common share
As reported	$0.81
Pro forma	$0.84

For purposes of calculating pro forma operating results, the fair value of each option grant was estimated using the Black-Scholes option pricing model with an expected volatility of approximately 21% in 2005, a risk free rate equivalent to five year U.S. Treasury securities, an expected life of five years and no dividends. Based on these assumptions, the weighted average fair market value of options granted during 2005 was $4.78. No stock options were granted in 2007 or 2006.

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

Employee Benefits

The Company and certain of its subsidiaries have various retirement and profit sharing plans. The Company does not have any foreign retirement plans. Pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. The Company’s policy is to annually fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto. Profit sharing and other retirement costs are funded at least annually.

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

Currency gains and losses are realized as assets and liabilities of foreign operations, denominated in other than the local currency, are first adjusted based on the denominated currency. Additionally, currency gains and losses are realized through the settlement of transactions denominated in other than the local currency. The Company realized currency gains (losses) from transactions of ($584), ($221) and $781 for 2007, 2006 and 2005, respectively.

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

The foreign currency forward contracts are used to hedge known foreign currency transactions on a continuing basis for periods consistent with the Company’s exposures. The effective portion of the gain or loss on the foreign currency forward contract is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the forward contract, if any, is recognized in current earnings during the period of changes.

At September 28, 2007 and September 29, 2006, the Company had no foreign currency forward contracts.

Revenue Recognition

Revenue from sales is recognized when all substantial risk of ownership transfers to the customer, which is generally upon shipment of products. Estimated costs of returns and allowances are accrued as an offset to sales when revenue is recognized.

Advertising

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising expense in 2007, 2006 and 2005 totaled $22,835, $21,300 and $18,476, respectively. Capitalized costs at September 28, 2007 and September 29, 2006 totaled $1,194 and $1,071, respectively, and primarily include catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs are included in marketing and selling expense and totaled $15,246, $14,965 and $13,728 for 2007, 2006 and 2005, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new fishfinder products which are capitalized once technological feasibility is established. The amount capitalized related to software development for new fishfinders was $2,227, less accumulated amortization of $712 at September 28, 2007. These costs are amortized over the expected life of the software. The amounts expensed by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Company's Consolidated Statements of Income.

Fair Values

The carrying amounts of cash, temporary cash investments, accounts receivable, and accounts payable approximated fair value at September 28, 2007 and September 29, 2006 due to the short maturities of these instruments. See Note 4 for the fair value of long-term debt.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in fiscal 2008. The Company is evaluating the requirements of FIN 48 and expects its impact on the Company’s consolidated financial statements will not be significant.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status will be recognized in other comprehensive income. The impact of adopting SFAS No. 158 on September 28, 2007 increased total assets by $502, increased total liabilities by $1,260 and decreased total stockholders’ equity by $758.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for the Company beginning in fiscal 2009. The Company is currently assessing the effect of SFAS No. 159 on the Company’s consolidated financial statements.

2	RESTRUCTURING

Diving

In May 2007, the Company announced plans to consolidate the operations of the Scubapro facility in Bad Säkingen, Germany into the recently purchased Seemann operations in Wendelstein, Germany. This closure resulted in the reduction of 21 positions. The closure related costs are included in the “Administrative management, finance and information systems” line in the Company’s Consolidated Statements of Income. Costs to complete the restructuring program, consisting of other exit costs, are estimated and will be expensed as incurred in fiscal 2008.

A summary of charges, payments and accruals for 2007 is as follows:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 29, 2006	$—	$—	$—	$—
Activity during the year ended September 28, 2007:
Charges to earnings	428	130	20	578
Settlement payments	(281)	(14)	(20)	(315)
Accrued liabilities as of September 28, 2007	$147	$116	$—	$263
Estimated completion costs	$—	$—	$50	$50

In September 2005, the Company approved a plan to consolidate distribution in Europe. These actions resulted in the closure of warehouses in Germany, Italy and Switzerland and office space in France during 2006. Additionally, actions were taken during 2005 to reorganize the European management structure to unify the marketing and sales efforts across Europe. This decision resulted in the reduction of 14 positions. These charges are included in the “Administrative management, finance and information systems” line in the Company's Consolidated Statement of Income.

A summary of charges, payments and accruals for 2006 and 2005 are as follows:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of October 1, 2004	$—	$—	$—	$—
Activity during the year ended September 30, 2005:
Charges to earnings	983	43	98	1,124
Settlement payments	(308)	—	(98)	(406)
Accrued liabilities as of September 30, 2005	$675	$43	$—	$718
Activity during the year ended September 29, 2006:
Charges to earnings	51	9	292	352
Settlement payments	(726)	(52)	(292)	(1,070)
Accrued liabilities as of September 29, 2006	$—	$—	$—	$—

Watercraft

In July 2004, the Company announced plans to outsource manufacturing previously performed at its Grand Rapids, Michigan facility and to shift production from Mansonville, Canada to its Old Town, Maine facility as part of the Company’s ongoing efforts to increase efficiency and improve profitability of its Watercraft business unit. The Company ceased manufacturing operations at both locations in September 2004. The decision resulted in the reduction of 71 positions. Costs and charges associated with these actions were $3,794 and were incurred across fiscal years 2005 and 2004.

A summary of charges, payments and accruals for 2006 and 2005 were as follows:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of October 1, 2004	$501	$423	$269	$1,193
Activity during the year ended September 30, 2005:
Charges to earnings	334	789	203	1,326
Settlement payments	(835)	(737)	(421)	(1,993)
Accrued liabilities as of September 30, 2005	$—	$475	$51	$526
Activity during year ended September 29, 2006:
Settlement payments	—	(475)	(51)	(526)
Accrued liabilities as of September 29, 2006	$—	$—	$—	$—

3	ACQUISITIONS

Seemann Sub GmbH & Co.

On April 2, 2007, the Company purchased the assets and assumed related liabilities of Seemann Sub GmbH & Co. KG (Seemann) from Seemann’s founders for $7,757, plus $142 in transaction costs. The purchase agreement provides for up to $669 in additional purchase price consideration based on the attainment of specific integration success criteria. The transaction was funded using cash on hand and was made to add to the breadth of the Diving product lines. Seemann, located in Wendelstein, Germany, is one of that country’s largest dive equipment providers. The purchase of the Seemann Sub brand will expand the Company’s product line with dive gear for the price-driven consumer. The Seemann product line will be sold through the same channels as the Company’s other diving products and will be included in the Company’s Diving segment.

The following table summarizes the preliminary allocation of the purchase price, fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the Seemann acquisition.

Total current assets	$1,829
Property, plant and equipment	143
Trademark	935
Customer list	264
Goodwill	5,520
Total assets acquired	8,691
Total liabilities assumed	792
Net purchase price	$7,899

The goodwill acquired is deductible for tax purposes.

The acquisition was accounted for using the purchase method and, accordingly, the Company's Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to present pro forma financial information with respect to the Seemann acquisition due to the materiality of the transaction.

Lendal Products Ltd.

On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1,404, plus $106 in transaction costs. The transaction was funded using cash on hand and was made to add to the breadth of the Watercraft product lines. Lendal, which is located in Scotland, manufactures and markets premium performance sea touring, whitewater and surf paddles and blades. The Lendal products are sold through the same channels as the Company’s other Watercraft products and will be included in the Company’s Watercraft segment.

The following table summarizes the final allocation of the purchase price, fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the Lendal acquisition.

Total current assets	$623
Property, plant and equipment	122
Trademark	175
Patents	75
Customer list	49
Goodwill	710
Total assets acquired	1,754
Total liabilities assumed	244
Net purchase price	$1,510

The acquisition was accounted for using the purchase method and, accordingly, the Company's Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to present pro forma financial information with respect to the Lendal acquisition due to the materiality of the transaction.

Cannon/Bottom Line

On October 3, 2005, the Company acquired the assets of Cannon downriggers and Bottom Line fishfinders (Cannon/Bottom Line) from Computrol, Inc., a wholly owned subsidiary of Armstrong International. The cash purchase price was $9,863. The transaction was funded using cash on hand. Cannon/Bottom Line is included in the Company’s Marine Electronics segment and was acquired to add to the breadth of the Marine Electronic product lines.

The following table summarizes the final allocation of the purchase price, fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the Cannon/Bottom Line acquisition.

Total current assets	$4,348
Property, plant and equipment	260
Trademark	940
Patents	195
Goodwill	4,582
Total assets acquired	10,325
Total liabilities assumed	462
Net purchase price	$9,863

The goodwill acquired is deductible for tax purposes.

The acquisition was accounted for using the purchase method and, accordingly, the Company's Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to present pro forma financial information with respect to the Cannon/Bottom Line acquisition due to the materiality of the transaction.

Geonav S.r.l.

On November 16, 2007, the Company acquired Geonav S.r.l. (Geonav), a marine electronics company in Europe for approximately $6,300 including assumed debt and transaction costs. Geonav is a major European brand of chart plotters based in Viareggio, Italy. Also sold under the Geonav brand are marine autopilots, VHF radios and fish finders.

4	INDEBTEDNESS

The Company has in place a $75,000 unsecured revolving credit facility agreement dated October 7, 2005 which expires October 7, 2010. At September 28, 2007, the Company had borrowings outstanding under the revolving credit agreement of $22,000 ($13,000 at an interest rate of 6.25%, $7,000 at an interest rate of 6.5625% and $2,000 at an interest rate of 7.75%).

On February 1, 2007, the Company entered into an additional $10.0 million unsecured revolving credit facility agreement. The Company repaid and closed this credit facility in May 2007 as it was no longer needed.

The Company has in place $7,078 in unsecured revolving credit facilities at its foreign subsidiaries, There was no borrowing outstanding on any of these facilities during the year ended September 28, 2007

The Company utilizes letters of credit for trade financing purposes which totaled $2,658 at September 28, 2007.

The Company has total unsecured lines of credit, both foreign and domestic, with availability totaling $57,420 as of September 28, 2007.

Long-term debt at the end of the respective years consisted of the following:

	2007	2006
2001 senior notes	$20,000	$30,000
1998 senior notes	800	7,800
Other	6	7
	20,806	37,807
Less current maturities	10,800	17,000
	$10,006	$20,807

The 2001 senior notes are unsecured, bear interest at 7.82%, and require annual principal payments of $10,000 through December 2008.

The 1998 senior notes are unsecured, bear interest at 7.15%, and require a final principal payment of $800 in October 2007.

The Company uses interest rate swaps in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. To manage this risk in a cost efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for understanding hedge transactions. Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair value hedges. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the Company's Consolidated Statement of Income. The Company had no outstanding interest rate swap agreements at September 28, 2007 or September 29, 2006. On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million, receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over an accruing period beginning on December 14, 2007 and ending on December 14, 2012. Interest will be payable quarterly. The Swap has been designated as a cash flow hedge of a forecasted floating rate debt issuance of approximately $60.0 million and is expected to be an effective hedge of the impact on interest payments due to changes in the three-month LIBOR benchmark rate.

Aggregate scheduled maturities of long-term debt are as follows:

Year
2008	$10,800
2009	10,004
2010	2

Interest paid was $5,498, $5,496 and $4,929 for 2007, 2006 and 2005, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of September 28, 2007 and September 29, 2006 was approximately $21,522 and $39,635, respectively.

Certain of the Company’s loan agreements require that the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a 51% majority of the directors. At November 1, 2007, the Johnson Family held 3,711,960 shares or approximately 47% of the Class A common stock, 1,204,946 shares or approximately 99% of the Class B common stock and approximately 78% of the voting power of both classes of common stock taken as a whole. The agreements also contain restrictive covenants regarding the Company’s net worth, indebtedness, fixed charge coverage and distribution of earnings. As of the date of this report, the Company was in compliance with the restrictive covenants of such agreements, as amended from time to time.

5         LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases with an initial lease term in excess of one year at September 28, 2007 were as follows:

Year	Related parties included in total	Total
2008	$695	$5,905
2009	558	4,391
2010	577	3,613
2011	597	3,244
2012	—	2,309
Thereafter	—	8,318

Rental expense under all leases was approximately $8,257, $7,162 and $7,652 for 2007, 2006 and 2005, respectively.

The Company makes commitments in a broad variety of areas, including capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

6	INCOME TAXES

Income tax expense for the respective years consisted of the following:

	2007	2006	2005
Current:
Federal	$—	$—	$(315)
State	109	159	91
Foreign	3,410	3,919	4,938
Deferred	955	2,971	287
	$4,474	$7,049	$5,001

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2007	2006
Deferred tax assets:
Inventories	$3,303	$2,859
Compensation	7,387	6,151
Tax credit carryforwards	2,333	1,340
Net operating loss carryforwards	5,965	11,019
Depreciation and amortization	4,838	1,893
Accrued liabilities	3,762	3,648
Other	1,583	1,375
Total gross deferred tax assets	29,171	28,285
Less valuation allowance	3,437	3,260
	25,734	25,025
Deferred tax liabilities:
Goodwill and other intangibles	652	80
Foreign statutory reserves	956	906
Net deferred tax assets	$24,126	$24,038

The net deferred tax assets are recorded as $11,029 in current and $13,097 in non-current assets for 2007 and $9,462 in current and $14,576 in non-current assets for 2006.

Income before income taxes for the respective years consists of the following:

	2007	2006	2005
United States	$3,632	$7,911	$3,794
Foreign	10,076	7,853	8,308
	$13,708	$15,764	$12,102

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years are as follows:

	2007	2006	2005
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
Foreign rate differential	3.9	8.4	9.2
Tax law change	(4.0)	—	—
Reduction in valuation reserve for research and development tax credits	—	(5.2)	—
Reduction (increase) in rate utilized to record deferred taxes	(2.9)	4.9	—
Other	1.6	2.6	(1.9)
	32.6%	44.7%	41.3%

The foreign rate differential of 3.9%, 8.4% and 9.2% for 2007, 2006 and 2005, respectively, is comprised of several foreign tax related items including the statutory rate differential in each year, settlement of tax audits and additional contingency reserves in 2007, 2006 and 2005, respectively. Additionally, the Company increased the U.S. federal rate used in valuing deferred tax assets from 34% to 35% during 2007, positively impacting the 2007 effective tax rate by 2.9% and the Company reduced state income tax rate used in valuing deferred tax assets during December of 2006, negatively impacting the 2006 effective tax rate by 4.9%. Deferred tax assets have been recorded at the maximum federal income tax rate in effect in the future year(s), when they are anticipated to be utilized. A German tax law change (Revised Reorganization Tax Code) has resulted in a tax receivable recorded by the Company that reduced the effective tax rate by 4%.

At September 28, 2007, the Company has federal operating loss carryforwards of $3,977 which begin to expire in 2013, as well as various state net operating loss carryforwards. In addition, certain of the Company’s foreign subsidiaries have operating loss carryforwards totaling $1,452. These operating loss carryforwards are available to offset future taxable income over the next 3 to approximately 20 years. All operating loss carryforwards are anticipated to be fully utilized during this period except that the Company has established a valuation allowance for the expected under-utilization of certain state operating loss carryforwards and foreign tax credit carryforwards.

Taxes paid were $2,823, $2,074 and $5,746 for 2007, 2006 and 2005, respectively.

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the U.S. during the year. At September 28, 2007, net undistributed earnings of foreign subsidiaries totaled approximately $117,002. The Company considers these unremitted earnings to be permanently invested abroad and no provision for federal or state income taxes has been made on these amounts. In the future, if foreign earnings are returned to the U.S., provision for U.S. income taxes will be made.

7	EMPLOYEE BENEFITS

Effective September 28, 2007, the Company adopted SFAS No. 158 Employers’ Accounting for Defined Pension and Other Postretirement Plans. SFAS No. 158 requires the recognition of the funded status of defined benefit and other postretirement benefit plans in the accompanying Consolidated Balance Sheets, with changes in the funded status recognized through “Accumulated other comprehensive income (loss),” net of tax. SFAS No. 158 also requires the measurement of the funded status to be the same as the balance sheet date by 2008. The Company currently uses  its fiscal year-end as its measurement date. The adoption of SFAS No. 158 did not change the amount of net periodic benefit cost included in the Company’s Consolidated Statements of Income.

The impact of adopting SFAS No. 158 on the Consolidated Balance Sheets at September 28, 2007 is summarized in the following table:

	Before Application of SFAS No. 158	Incremental Effect of Application of SFAS No. 158	After Application of SFAS No. 158
Deferred income taxes	$12,592	$505	$13,097
Other intangible assets, net	6,641	(3)	6,638
Total assets	319,177	502	319,679
Other liabilities	9,193	1,260	10,453
Accumulated other comprehensive income	17,377	(758)	16,619
Total shareholders’ equity	200,923	(758)	200,165
Total liabilities and shareholders’ equity	319,177	502	319,679

Net periodic pension cost, for significant noncontributory defined benefit pension plans, for the respective years includes the following components:

	2007	2006	2005
Service cost	$630	$703	$628
Interest on projected benefit obligation	1,005	925	943
Estimated return on plan assets	(923)	(871)	(825)
Amortization of unrecognized:
Net loss	92	268	111
Prior service cost	9	9	24
Transition asset	(2)	(2)	(2)
Net periodic pension cost	$811	$1,032	$879

The following provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for 2007 and 2006 and a statement of the funded status at the end of each year:

	2007	2006
Projected benefit obligation:
Projected benefit obligation at beginning of year	$16,040	$19,340
Service cost	630	703
Interest cost	1,005	925
Actuarial gain	(266)	(4,211)
Benefits paid	(733)	(717)
Projected benefit obligation at end of year	$16,676	$16,040
Fair value of plan assets:
Fair value of plan assets at beginning of year	$11,594	$10,860
Actual return on plan assets	1,230	649
Company contributions	538	802
Benefits paid	(733)	(717)
Fair value of plan assets at end of year	$12,629	$11,594
Funded status:
Funded status of the plan	$(4,047)	$(4,448)
Unrecognized net loss	—	2,424
Unrecognized prior service cost	—	12
Unrecognized transition asset	—	(3)
Net liability recognized	$(4,047)	$(2,015)
Components of accumulated other comprehensive income:
Net actuarial loss (gain)	$1,756	$518
Prior service cost (credit)	4	—
Accumulated other comprehensive income	$1,760	$518

The accumulated benefit obligation for all plans was $13,916 and $13,553 at September 28, 2007 and September 29, 2006, respectively.

At September 28, 2007, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $1,678 and $0, respectively, and the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with plan assets in excess of benefit obligations was $12,238 and $12,629, respectively. At September 29, 2006, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $10,662 and $8,486, respectively, and the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with plan assets in excess of benefit obligations was $2,891 and $3,108, respectively.

The following summarizes the components of the net liability recognized in the consolidated balance sheets at the end of the respective years:

	2007	2006
Accrued benefit liability	$(4,047)	$(2,533)
Accumulated other comprehensive income	1,760	518
Net liability recognized	$(2,287)	$(2,015)

The Company anticipates making contributions to the defined benefit pension plans of $374 through October 15, 2008.

Estimated benefit payments from the defined benefit plans to participants for the next five years ending September 2012 and five years thereafter are as follows:

Year
2008	$722
2009	714
2010	708
2011	729
2012	731
Five years thereafter	4,386

Actuarial assumptions used to determine the projected benefit obligation are as follows:

	2007	2006	2005
Discount rate	6.50%	6.25%	5.25%
Long-term rate of return	8.00	8.00	8.00
Average salary increase rate	4.00	4.00	4.00

The impact of the change in discount rates resulted in an actuarial gain of $668 and $2,844 in 2007 and 2006, respectively. The remainder of the change in actuarial gains for each year results from adjustments to mortality tables, other modifications to actuarial assumptions and investment return greater than estimated.

To determine the discount rate assumption used in our pension valuation, the Company identified a benefit payout stream based on the demographics of the pension plans and constructed a hypothetical bond portfolio using high-quality corporate bonds with cash flows that matched that benefit payout stream.  A yield curve was calculated based on this hypothetical portfolio which was used for the discount rate determination.

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

The Company’s pension plans weighted average asset allocations at September 28, 2007 and September 29, 2006, by asset category were as follows:

	2007	2006
Equity securities	71%	51%
Fixed income securities	27	47
Other securities	2	2
Total	100%	100%

The Company’s primary investment objective for the Plan’s assets is to maximize the probability of meeting the Plans’ actuarial target rate of return of 8%, with a secondary goal of returning 4% above the rate of inflation. These return objectives are targeted while simultaneously striving to minimize risk to the Plans’ assets. The investment horizon over which the investment objectives are expected to be met is a full market cycle or five years, whichever is greater.

The Company’s investment strategy for the Plans is to invest in a diversified portfolio that will generate average long-term returns commensurate with the aforementioned objectives while minimizing risk.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expense attributable under the defined contribution programs was approximately $2,800, $2,600 and $2,700 for 2007, 2006 and 2005, respectively.

8         PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

9	COMMON STOCK

The number of authorized and outstanding shares of each class of the Company's common stock at the end of the respective years was as follows:

	2007	2006
Class A, $.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	7,949,617	7,858,800
Class B, $.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,217,409	1,217,977

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2007, 2006 and 2005, respectively, 568, 1,690 and 2,048 shares of Class B common stock were converted into Class A common stock.

10       STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Shares available for grant to key executives and non-employee directors are 536,430 at September 28, 2007.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense expected. There were no grants of stock options in 2007 or 2006.

During 2005, the terms of options granted to a former officer of the Company were modified. These modifications resulted in non-cash compensation expense of $403, or approximately $241, net of taxes.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 1, 2004	480,766	$8.56
Granted	11,520	17.07
Exercised	(144,252)	7.44		$1,626
Cancelled	(5,000)	21.75
Outstanding at September 30, 2005	343,034	$9.13
Exercised	(6,501)	6.28		$75
Cancelled	(4,000)	22.06
Outstanding at September 29, 2006	332,533	$9.03
Exercised	(44,190)	10.94		$326
Cancelled	(1,950)	19.88
Outstanding and exercisable at September 28, 2007	286,393	$8.66	3.0	$3,713

The range of options outstanding at September 28, 2007 is as follows:

Price Range per Share	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.01 – 8.00	150,383	$6.87	3.4
$8.01 – 10.00	95,390	8.24	1.7
$10.01 – 20.00	40,620	16.20	4.3
	286,393	$8.66	3.0

Restricted Stock

All restricted stock has been granted at fair market value on the date of grant and vests either immediately or in three  to five years. The Company granted 43,328, 69,754 and 39,094 shares of restricted stock with a total value of $798, $1,165 and $680 during 2007, 2006 and 2005, respectively. Restricted stock forfeitures totaled 7,496, 22,770 and 0 shares during 2007, 2006 and 2005, respectively. These forfeited restricted shares had an original fair market value at date of grant of $130, $385 and $0, respectively. Amortization expense related to the restricted stock was $596, $530 and $102, respectively, during 2007, 2006 and 2005. Unvested restricted stock issued and outstanding as of  September 28, 2007 and September 29, 2006 totaled 105,102 and 76,120 shares, respectively, having a gross unamortized value of $921 and $849, respectively, which will be amortized to expense through April 2012.

A summary of unvested restricted stock activity for 2007 and 2006 related to the Company’s plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 30, 2005	36,164	$17.42
Restricted stock grants	69,754	16.70
Restricted stock cancelled	(22,770)	16.91
Restricted stock vested	(7,028)	17.78
Unvested restricted stock at September 29, 2006	76,120	$16.88
Restricted stock grants	43,328	18.42
Restricted stock cancelled	(7,496)	17.35
Restricted stock vested	(6,850)	18.25
Unvested restricted stock at September 28, 2007	105,102	$17.39

Phantom Stock Plan

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees were entitled to earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized expense under the phantom stock plan of $24, $80 and $148 during 2007, 2006 and 2005, respectively. The Company made payments of $319 and $411 to participants in the plan during 2007 and 2006, respectively. There were no grants of phantom shares by the Company in fiscal 2007, 2006 or 2005 and the Company does not anticipate grants of phantom shares in the future. No further payments are expected to be made under this Plan.

Employee Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. Shares available for purchase by employees under this plan were 65,330 at September 28, 2007. The Company issued 10,227 and 7,285 shares under the plan on April 30, 2007 and April 19, 2006, respectively. The Company recognized expense under the employees’ stock purchase plan of $31 and $22, respectively during 2007 and 2006.

11	RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson family and other related parties. These include consulting services, aviation services, office rental, royalties and certain administrative activities. Total costs of these transactions were $1,833, $1,838 and $2,436 for 2007, 2006 and 2005, respectively. Amounts due to/from related parties were immaterial at September 28, 2007 and September 29, 2006.

12	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

Net sales and operating profit include both sales to customers, as reported in the Company’s Consolidated Statements of Income, and interunit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2007	2006	2005
Net sales:
Marine Electronics:
Unaffiliated customers	$197,728	$164,362	$145,051
Interunit transfers	321	110	181
Outdoor Equipment:
Unaffiliated customers	55,786	65,903	75,286
Interunit transfers	76	45	55
Watercraft:
Unaffiliated customers	90,088	87,127	80,374
Interunit transfers	216	175	475
Diving:
Unaffiliated customers	87,881	77,880	79,363
Interunit transfers	797	590	41
Other/Corporate	577	518	616
Eliminations	(1,410)	(920)	(752)
	$432,060	$395,790	$380,690
Operating profit (loss):
Marine Electronics	$22,933	$21,583	$21,572
Outdoor Equipment	8,464	8,236	11,208
Watercraft	(6,307)	(2,573)	(4,353)
Diving	6,933	5,604	4,901
Other/Corporate	(14,084)	(12,225)	(17,684)
	$17,939	$20,625	$15,644
Depreciation and amortization expense:
Marine Electronics	$3,647	$3,195	$2,865
Outdoor Equipment	442	358	368
Watercraft	2,182	2,525	2,643
Diving	1,663	1,646	2,100
Other/Corporate	1,296	1,440	1,426
	$9,230	$9,164	$9,402
Additions to property, plant and equipment:
Marine Electronics	$6,149	$4,583	$2,856
Outdoor Equipment	2,615	321	217
Watercraft	1,832	1,336	2,080
Diving	1,199	1,547	776
Other/Corporate	1,623	1,078	874
	$13,418	$8,865	$6,803
Total assets:
Marine Electronics	$95,725	$75,728
Outdoor Equipment	23,739	25,283
Watercraft	59,014	56,213
Diving	114,091	96,968
Other/Corporate	27,110	30,034
	$319,679	$284,226
Goodwill, net:
Marine Electronics	$14,596	$14,596
Outdoor Equipment	563	563
Watercraft	6,586	5,518
Diving	29,709	22,270
	$51,454	$42,947

A summary of the Company’s operations by geographic area is presented below:

	2007	2006	2005
Net sales:
United States:
Unaffiliated customers	$334,286	$315,828	$301,796
Interarea transfers	12,890	11,123	7,294
Europe:
Unaffiliated customers	59,976	46,192	48,233
Interarea transfers	13,187	12,527	13,320
Other:
Unaffiliated customers	37,798	33,769	30,662
Interarea transfers	2,037	1,561	1,230
Eliminations	(28,114)	(25,210)	(21,845)
	$432,060	$395,790	$380,690
Total assets:
United States	$180,761	$160,203
Europe	109,580	95,448
Other	29,338	28,575
	$319,679	$284,226
Long-term assets (1):
United States	$60,327	$55,058
Europe	38,556	27,332
Other	2,748	2,363
	$101,631	$84,753
(1)Long-term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

The Company had no single customer that accounted for more than 10% of its net sales in 2007 and 2006. The Company’s Outdoor Equipment business recognized sales to the U.S. military totaling $45,126 in 2005.

13	VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2007, 2006 and 2005:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reserves of Businesses Acquired	Less Deductions	Balance at End of Year
Year ended September 28, 2007:
Allowance for doubtful accounts	$2,318	$990	$39	$995	$2,352
Reserves for inventory valuation	3,446	1,687	—	467	4,666
Valuation of deferred tax assets	3,260	663	—	486	3,437
Reserves for sales returns	1,023	2,648	—	2,357	1,314
Year ended September 29, 2006:
Allowance for doubtful accounts	$2,546	$629	$—	$857	$2,318
Reserves for inventory valuation	2,563	2,163	—	1,280	3,446
Valuation of deferred tax assets	4,568	224	—	1,532	3,260
Reserves for sales returns	1,323	583	78	961	1,023
Year ended September 30, 2005:
Allowance for doubtful accounts	$2,807	$379	$—	$640	$2,546
Reserves for inventory valuation	2,642	431	—	510	2,563
Valuation of deferred tax assets	5,353	—	—	785	4,568
Reserves for sales returns	1,456	1,023	—	1,156	1,323
Deductions include the net impact of foreign currency fluctuations on the respective accounts.

14	LITIGATION

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. While the terms of the agreement are confidential, the settlement does not constitute an admission of wrongdoing by either party and includes a one-time payment by the Company to Confluence Holdings Corp. of $4,400. The Company has submitted a claim for reimbursement with its insurer for this matter, which is currently under dispute.

15	SIGNIFICANT EVENT

On June 29, 2006, the Company announced a temporary closing of its Binghamton, New York manufacturing facility due to extensive flooding which occurred in the State of New York in June of 2006. The Company reopened this manufacturing facility on August 25, 2006. The Company recognized losses of $1,500 during the year ended September 29, 2006. During the year ended September 28, 2007, the Company recognized gains of $2,874 as a result of insurance recoveries of $1,136 related to asset losses and $1,738 related to business interruption claims from the flood The Company does not anticipate further expenses, insurance recoveries related to this matter.

16	QUARTERLY FINANCIAL SUMMARY (unaudited)

The following summarizes quarterly operating results:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
Net sales	$71,701	$72,563	$122,124	$107,374	$150,570	$135,540	$87,666	$80,314
Gross profit	28,480	29,429	47,085	44,341	63,862	57,407	35,455	34,040
Operating profit (loss)	(2,641)	(812)	4,071	8,271	14,677	13,912	1,830	(744)
Net income (loss)	$(1,569)	$(1,094)	$1,593	$4,174	$8,268	$6,563	$942	$(924)
Basic earnings (loss) per common share:	$(0.18)	$(0.12)	$0.18	$0.46	$0.91	$0.73	$0.11	$(0.10)
Diluted earnings (loss) per common share:	$(0.18)	$(0.12)	$0.17	$0.46	$0.89	$0.72	$0.11	$(0.10)

During the fourth quarter of 2007, the Company made a tax adjustment related to a tax law change in Germany. The amount of this adjustment was $543 and should have been recorded as a first quarter 2007 event. The amounts previously reported for the first and fourth quarters for net income (loss), $(2,112) and $1,485, basic earnings (loss) per common share, $(0.23) and $0.16, and diluted earnings (loss) per common share, $(0.23) and $0.16, have been restated above to reflect the impact of this adjustment.

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year. Each of the fiscal quarters in 2007 and 2006 was thirteen weeks long, ending on the Friday nearest to the calendar quarter end.