Form 10-Q
period 2007-12-28
JOHNSON OUTDOORS INC
filed 2008-02-06
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

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

As of January 12, 2008, 7,989,049 shares of Class A and 1,217,409 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I       FINANCIAL INFORMATION

Item 1.        Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended
	December 28 2007	December 29 2006
Net sales	$75,967	$71,427
Cost of sales	46,678	42,907
Gross profit	29,289	28,520
Operating expenses:
Marketing and selling	20,167	18,598
Administrative management, finance and information systems	10,678	9,305
Research and development	3,025	2,850
Total operating expenses	33,870	30,753
Operating loss	(4,581)	(2,233)
Interest income	(288)	(171)
Interest expense	1,080	1,023
Other expenses, net	54	1
Loss before income taxes	(5,427)	(3,086)
Income tax benefit	(1,803)	(1,774)
Loss from continuing operations	(3,624)	(1,312)
Loss from discontinued operations, net of income tax benefit of $626 and $151, respectively	(1,066)	(257)
Net loss	$(4,690)	$(1,569)
Loss per common Class A and B shares, basic and diluted:
Continuing operations	$(0.40)	$(0.14)
Discontinued operations	$(0.12)	$(0.03)
Net loss per common Class A and B share, basic and diluted	$(0.52)	$(0.17)
Dividends per share:
Class A Common Stock	$(0.055)	$–
Class B Common Stock	$(0.050)	$–

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(thousands, except share data)	December 28 2007 (unaudited)	September 28 2007 (audited)	December 29 2006 (unaudited)
Assets
Current assets:
Cash and temporary cash investments	$37,181	$39,232	$48,548
Accounts receivable, less allowance for doubtful accounts of $2,473, $2,267 and $2,437, respectively	69,127	57,275	56,518
Inventories, net	106,850	87,726	82,078
Income taxes refundable	642	––	741
Deferred income taxes	11,551	11,029	9,421
Other current assets	9,875	8,253	10,726
Assets held for sale	359	1,706	2,075
Total current assets	235,585	205,221	210,107
Property, plant and equipment, net	36,740	36,406	32,068
Deferred income taxes	13,503	13,097	14,546
Goodwill	54,714	51,454	44,435
Intangible assets, net	6,654	6,638	4,572
Other assets	7,155	6,868	6,340
Total assets	$354,351	$319,684	$312,068
Liabilities And Shareholders' Equity
Current liabilities:
Short-term notes payable	$72,000	$22,000	$48,000
Current maturities of long-term debt	10,002	10,800	10,801
Accounts payable	27,931	23,051	22,030
Accrued liabilities:
Salaries, wages and benefits	11,063	15,485	10,319
Accrued discounts and returns	5,740	5,524	6,002
Accrued interest payable	249	610	437
Income taxes payable	––	2,192	–
Other	15,509	16,619	14,044
Liabilities held for sale	24	938	139
Total current liabilities	142,518	97,219	111,772
Long-term debt, less current maturities	3	10,006	10,005
Other liabilities	14,888	12,294	8,296
Total liabilities	157,409	119,519	130,073
Shareholders' equity:
Preferred stock: none issued	––	–	––
Common stock:
Class A shares issued: December 28, 2007, 7,989,049; September 28, 2007, 7,949,617; December 29, 2006, 7,903,932	399	397	395
Class B shares issued (convertible into Class A): December 28, 2007, 1,217,409; September 28, 2007, 1,217,409; December 29, 2006, 1,217,977	61	61	61
Capital in excess of par value	57,165	56,835	55,747
Retained earnings	121,063	126,253	116,446
Accumulated other comprehensive income	18,254	16,619	9,346
Total shareholders' equity	196,942	200,165	181,995
Total liabilities and shareholders' equity	$354,351	$319,684	$312,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Three Months Ended
	December 28 2007	December 29 2006
Cash Used For Operating Activities
Net loss	$(4,690)	$(1,569)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,382	2,133
Amortization of intangible assets	68	25
Amortization of deferred financing costs	28	44
Stock based compensation	142	142
Deferred income taxes	(361)	71
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(7,736)	(3,362)
Inventories, net	(13,349)	(18,578)
Accounts payable and accrued liabilities	(9,679)	(6,056)
Other current assets	(888)	(3,561)
Other, net	1,078	(131)
	(33,005)	(30,842)
Cash Used For Investing Activities
Payments for purchase of business	(5,977)	(1,491)
Additions to property, plant and equipment	(2,386)	(2,657)
	(8,363)	(4,148)
Cash Provided By Financing Activities
Net borrowings from short-term notes payable	50,000	48,000
Principal payments on senior notes and other long-term debt	(10,800)	(17,001)
Excess tax benefits from stock based compensation	15	4
Dividends paid	(499)	–
Common stock transactions	175	168
	38,891	31,171
Effect of foreign currency fluctuations on cash	426	678
Decrease in cash and temporary cash investments	(2,051)	(3,141)
Cash And Temporary Cash Investments
Beginning of period	39,232	51,689
End of period	$37,181	$48,548

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of December 28, 2007 and the results of operations and cash flows for the three months ended December 28, 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007 which was filed with the Securities and Exchange Commission on December 12, 2007.

Because of seasonal and other factors, the results of operations for the three months ended December 28, 2007 are not necessarily indicative of the results to be expected for the Company's full 2008 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2         Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and is exploring strategic alternatives for its Escape brand products. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Escape business have been reported as discontinued operations in the condensed consolidated statements of operations for the three months ended December 28, 2007 and December 29, 2006, and in the condensed consolidated balance sheets as of December 28, 2007, September 28, 2007, and December 29, 2006. The Company recorded a loss related to the discontinued Escape business of $1,066 and $257 (both net of income tax) during the quarters ended December 28, 2007 and December 29, 2006 respectively.  Revenues of the Escape business were $77 and $302 for the three month periods ending December 28, 2007 and December 29, 2006 respectively.

3         Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $69,127 as of December 28, 2007 from $57,275 as of September 28, 2007 is attributable to the seasonal nature of the Company's business. The calculation of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

JOHNSON OUTDOORS INC.

4         Income (Loss) per Share

Net income or loss per share of Class A Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two-class method. Holders of Class A Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), the undistributed earnings for each period are allocated based on the proportionate share of entitled cash dividends.

Under the provisions of SFAS No. 128 and EITF 03-06, basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding less any non-vested stock. For the quarters ended December 28, 2007 and December 29, 2006, because of the reported net loss, there is no dilutive effect and basic loss per share is equal to diluted loss per share. In periods where the Company reports income, diluted net earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. Convertible Class B Common Stock is reflected on an if-converted basis.

Basic loss per share for the quarters ended December 28, 2007 and December 29, 2006 have been presented in accordance with EITF 03-06. Because of the reported net loss, there is no dilutive effect of including the shares of Class B Common Stock in the computation of diluted net loss per share. In periods when the Company reports income, the computation of diluted net loss per share of Class A Common Stock assumes the conversion of Class B Common Stock and, as such, the undistributed earnings are equal to net earnings for that computation.

The following table illustrates the computation of Class A Common Stock and Class B Common Stock basic and diluted loss per share for loss from continuing and discontinued operations and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding for the three months ended December 28, 2007 and December 29, 2006:

	Three Months Ended
	December 28 2007	December 29 2006
Loss from continuing operations	$(3,624)	$(1,312)
Loss from discontinued operations, net of income tax benefit of $626 and $151, respectively	(1,066)	(257)
Net loss	$(4,690)	$(1,569)
Weighted average common Class A and B shares – Basic	9,071,265	9,005,615
Dilutive stock options and restricted stock	–	–
Loss per common Class A and B share, basic and diluted:
Continuing operations	$(0.40)	$(0.14)
Discontinued operations	$(0.12)	$(0.03)
Net loss per common Class A and B share, basic and diluted	$(0.52)	$(0.17)

5         Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. The plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options. Shares available for grant under the Company’s stock ownership plans to key executives and non-employee directors were 506,998 at December 28, 2007.

JOHNSON OUTDOORS INC.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

There was no compensation expense for stock options recognized by the Company for the three months ended December 28, 2007 and December 29, 2006. The Company’s stock options outstanding are all fully vested, with no further compensation expense to be recognized. There were no grants of stock options during the three months ended December 28, 2007.

A summary of stock option activity for the three months ended December 28, 2007 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 28, 2007	286,393	$8.66	3.0	$3,713
Granted	–
Exercised	(10,000)	17.50		44
Outstanding and exercisable at December 28, 2007	276,393	$8.34	2.9	$3,830

Restricted Stock

All shares of restricted stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or over a period of three to five years. The Company granted 29,432 and 35,132 shares of restricted stock with a total value of $658 and $648 during the three months ended December 28, 2007 and December 29, 2006, respectively. Amortization expense related to the restricted stock was $142 and $118 during the three months ended December 28, 2007 and December 29, 2006, respectively. Unvested restricted stock issued and outstanding as of December 28, 2007 totaled 134,534 shares, having a gross unamortized value of $1,437, which will be amortized to expense through November 2012.

A summary of unvested restricted stock activity for the three months ended December 28, 2007 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 28, 2007	105,102	$17.39
Restricted stock grants	29,432	22.34
Unvested restricted stock at December 28, 2007	134,534	$18.47

Phantom Stock Plan

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees were entitled to earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized no expense under the phantom stock plan during the three months ended December 28, 2007 and $24 during the three months ended December 29, 2006. The Company made payments of $319 to participants in this plan during the three months ended December 29, 2006; no payments were made to participants in this plan during the three months ended December 28, 2007. There were no grants of phantom shares by the Company in fiscal 2007 or 2006 and the Company does not anticipate grants of phantom shares in the future.

JOHNSON OUTDOORS INC.

Employee Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The grant period for the employees’ stock purchase plan generally occurs during the Company’s second fiscal quarter. Accordingly, no compensation expense was recognized during the three months ended December 28, 2007 or December 29, 2006 in connection with this plan. Shares available for purchase by employees under this plan were 65,330 at December 28, 2007.

6         Pension Plans

The components of net periodic benefit cost related to Company sponsored benefit plans for the three months ended December 28, 2007 and December 29, 2006 were as follows:

	Three Months Ended
	December 28 2007	December 29 2006
Components of net periodic benefit cost:
Service cost	$158	$176
Interest on projected benefit obligation	251	231
Less estimated return on plan assets	(231)	(218)
Amortization of unrecognized:
Net loss	23	67
Prior service cost	–	–
Transition asset	2	2
Net amount recognized	$203	$258

7         Income Taxes

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three months ended December 28, 2007 was 33.2% compared to 57.5% for the three months ended December 29, 2006. The prior year period included the impact of a German tax refund in the amount of $543 resulting in a larger tax benefit, which was not repeated in the current year quarter. Less significant items accounting for the reduction in the effective rate versus the prior year quarter include changes in the mix of income from generally higher tax jurisdictions in the prior year quarter to relatively lower tax jurisdictions in the current year quarter, and foreign tax rate reductions, tax credits and incentives in the current year quarter.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective in the quarter ending December 28, 2007 with no impact on its consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1,100 accrued for uncertain tax positions which included $100 for interest as of September 28, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,100.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various states and foreign jurisdictions. Primarily as a result of loss carry forwards, the Company is still open to federal and state audits dating back to the 1993 taxable year. The Company is not currently undergoing tax audits for any major foreign tax jurisdiction.  As of the adoption date, the tax years subject to review in Switzerland, Italy, Germany, and France were the years after 1997, 2003, 2005, and 2006 respectively.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

JOHNSON OUTDOORS INC.

8         Inventories

Inventories at the end of the respective periods consist of the following:

	December 28 2007	September 28 2007	December 29 2006
Raw materials	$38,592	$34,585	$31,666
Work in process	3,964	3,850	3,400
Finished goods	68,543	53,315	50,510
	111,099	91,750	85,576
Less inventory reserves	4,249	4,024	3,498
	$106,850	$87,726	$82,078

9         New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2010 fiscal year. The Company does not anticipate that SFAS No. 160 will have any impact on its consolidated financial statements.

JOHNSON OUTDOORS INC.

10       Acquisitions

Geonav S.r.l.

On November 16, 2007, the Company acquired 100% of the common stock of Geonav S.r.l. (Geonav), a marine electronics company for approximately $5,977 (cash of $2,471, transaction costs of $126, and assumed debt of $3,380), subject to final price adjustments. The acquisition was funded with existing cash and credit facilities.  Geonav is a major European brand of chart plotters based in Viareggio, Italy. The Company’s management believes that the purchase of Geonav will allow the Company to expand its product line and add to its marine electronics distribution channels in Europe. Also sold under the Geonav brand are marine autopilots, VHF radios and fish finders. Geonav will be included in the Company’s Marine Electronics segment.

The acquisition was accounted for using the purchase method and, accordingly, the Company's Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to present pro forma financial information with respect to the Seemann acquisition due to the materiality of the transaction.

A preliminary allocation of the purchase price is as follows:

Total current assets	$8,481
Property, plant and equipment	55
Other intangibles	24
Goodwill	2,519
Total assets acquired	11,079
Total liabilities assumed	5,102
Net purchase price	$5,977

The increases in goodwill assets during the three months ended December 28, 2007 and December 29, 2006 are as follows:

	December 28 2007	December 29 2006
Balance at beginning of quarter	$51,454	$42,947
Amount attributable to Geonav acquisition	2,519	-
Amount attributable to Lendal acquisition	-	844
Amount attributable to movements in foreign currencies	741	644
Balance at end of quarter	$54,714	$44,435

JOHNSON OUTDOORS INC.

11       Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the three months ended December 28, 2007 and December 29, 2006.

	December 28 2007	December 29 2006
Balance at beginning of quarter	$4,290	$3,844
Expense accruals for warranties issued during the period	837	1,166
Less current period warranty claims paid	975	722
Balance at end of quarter	$4,152	$4,288

12       Forward Starting Interest Rate Swap

On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60,000, receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over an accruing period beginning December 14, 2007 and ending December 14, 2012. Interest is payable quarterly, starting on March 14, 2008. The Swap has been designated as a cash flow hedge and is expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate. The effect of the interest rate swap is to lock the interest rate on $60,000 of three-month floating rate LIBOR debt at 4.685%. The interest rate swap had a market value equal to a loss of $1,342, which was recorded as a reduction of other comprehensive income in equity net of tax, in accordance with FAS 133 hedge accounting principles. The market value of the interest rate swap will rise and fall as market expectations of future floating rate LIBOR interest rates over the five year life of the swap change in relation to the fixed rate of 4.685%.

13       Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income (loss) and comprehensive income (loss) is due to cumulative foreign currency translation adjustments and the effect of recording the fair value of an interest rate swap designated as a cash flow hedge. Strengthening of worldwide currencies against the U.S. dollar created the Company's translation adjustment income for the three months ended December 28, 2007.  The impact of the cash flow hedge loss on comprehensive income was the result a decline in five-year LIBOR rate futures during the three month period ended December 28, 2007.

Comprehensive income (loss) for the respective periods consists of the following:

	Three Months Ended
	December 28 2007	December 29 2006
Net loss	$(4,690)	$(1,569)
Translation adjustments	2,446	2,393
Loss on cash flow hedge, net of tax	(811)	–
Comprehensive income (loss)	$(3,055)	$824

JOHNSON OUTDOORS INC.

14       Restructuring

In May, 2007, the Company announced plans to relocate the operations of the Scubapro facility in Bad Säckingen, Germany into the recently purchased Seemann operations in Wendelstein, Germany. As a result of the relocation of the positions at the Bad Säckingen facility in fiscal 2007, the Company recognized an expense of $578, consisting of employee termination benefits and related costs of $428 and non-employee exit costs of $150, largely consisting of moving and contract termination costs. These charges were included in the Administrative management, finance and information systems line in the Company’s Condensed Consolidated Statements of Operations and in the Diving segment in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. This relocation resulted in the movement and ultimate impact to 21 positions. There were no charges or recoveries related to this restructuring in the current quarter or in the first quarter of fiscal 2007. Total restructuring costs for the Bad Säckingen closure are anticipated to be approximately $628, consisting of approximately $130 of contract exit costs, $428 of employee termination costs, and $70 of other exit costs.

The following represents a reconciliation of the changes in restructuring reserves related to projects through December 28, 2007:

	Employee Termination Costs	Contract Exit Costs	Total
Accrued liabilities as of September 28, 2007	$147	$116	$263
Activity during quarter ended December 28, 2007:
Additional charges (recoveries)
Charges to earnings	–	–	–
Settlement payments and other	(147)	(27)	(174)
Accrued liabilities as of December 28, 2007	$–	$89	$89

15       Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents the Company's major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company’s Outdoor Equipment business recognized net sales to the United States military which totaled approximately 12.0% of the total Company’s net sales during the three months ended December 29, 2006. The Company had no single customer that represented more than 10% of its total net sales during the three months ended December 28, 2007.

Net sales and operating profit include both sales to customers, as reported in the Company's condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company's operations in each business unit at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended
	December 28 2007	December 29 2006
Net sales:
Marine electronics:
Unaffiliated customers	$33,255	$29,456
Interunit transfers	8	10
Outdoor equipment:
Unaffiliated customers	7,975	13,683
Interunit transfers	10	7
Watercraft:
Unaffiliated customers	13,439	11,455
Interunit transfers	15	12
Diving:
Unaffiliated customers	21,240	16,777
Interunit transfers	290	142
Other/Corporate	58	56
Eliminations	(323)	(171)
	$75,967	$71,427
Operating profit (loss):
Marine electronics	$263	$204
Outdoor equipment	(382)	1,643
Watercraft	(2,113)	(1,984)
Diving	560	631
Other/Corporate	(2,909)	(2,727)
	$(4,581)	$(2,233)
Total assets (end of period):
Marine electronics	$120,885	$90,176
Outdoor equipment	28,247	30,531
Watercraft	63,029	59,727
Diving	120,248	103,124
Other/Corporate	21,583	26,435
Assets held for sale	359	2,075
	$354,351	$312,068

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made a claim with its insurance carriers to recover the $4,400 settlement, plus defense costs (approximately $800). This matter is presently the subject of litigation in the Eastern District of Wisconsin. The Company is unable to estimate at this time the amount of insurance recovery, if any.

JOHNSON OUTDOORS INC.

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three months ended December 28, 2007 and December 29, 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 which was filed with the Securities and Exchange Commission on December 12, 2007.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 which was filed with the Securities and Exchange Commission on December 12, 2007 and the following: changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; successful integration of acquisitions; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, which are used in this Form 10-Q:  Minn Kota®, Cannon®, Humminbird®, Bottom Line®, Fishin' Buddy®, Silva®, Eureka!®, Geonav®, Old Town®, Ocean Kayak™, Necky®, Escape®, Lendal®, Extrasport®, Carlisle®, Scubapro®, UWATEC® and Seemann™.

JOHNSON OUTDOORS INC.

Overview

Johnson Outdoors designs, manufactures and markets top-quality outdoor recreational products. Through a combination of innovative products and marketing, a talented and passionate workforce, and efficient distribution, the Company seeks to set itself apart from the competition. Its subsidiaries comprise a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

Quarterly sales are typically lowest during the first fiscal quarter of the fiscal year as the Company ramps up production in preparation for the primary selling season for its outdoor recreational products. The 6.4% increase in net sales for the three months ended December 28, 2007 over the same period in the prior year resulted primarily from strong growth in the Company’s Humminbird brand and export sales at Marine Electronics and favorable reception to new product introductions at Diving and Watercraft, offsetting an expected decrease in military sales at Outdoor Equipment.

Key changes included:

▪	Marine Electronics revenues increased 12.9% over the prior year quarter, driven by increased sales of Humminbird fishfinder / GPS combo units and export sales.
▪	Watercraft revenues were up 17.3% versus prior year on the strength of new paddlesport products, which drove growth in sales to large retail customers and specialty retail accounts.
▪
Diving revenues increased 27.2% due to strong sales of new products, the Seemann acquisition, and favorable foreign currency translation. New product sales, including the Galileo dive computer, comprised 45% of total revenues for Diving for the current quarter.

▪
Outdoor Equipment revenues were down 41.6% as the expected slowing of military sales continued, declining 57.6% versus the prior year quarter. Consumer products were down 23.4%, largely due to a special promotional program in the prior year quarter which was not repeated in the current year quarter.

Gross margins were 38.6% for the current year quarter, down 1.3 percentage points from the same period in the prior year. This decrease in gross profit margins was largely due to channel and product mix at Marine Electronics, product and geographic mix in Diving, and closeout sales at Watercraft.

Operating expenses were up $3.1 million from the prior year quarter, driven primarily by recently acquired Geonav and Seemann businesses which were not part of the prior year quarter results, and by the effect of foreign currency translation.

Total Company operating loss from continuing operations for the current year period was $4.6 million compared to an operating loss from continuing operations of $2.2 million in the prior year quarter, due largely to the decrease in government sales at Outdoor Equipment, higher selling-related costs at Marine Electronics, and severance, foreign currency and consulting at Diving.

The Company reported a net loss from continuing operations of $3.6 million or ($0.40) per diluted Class A and Class B common share, during the seasonally slow first quarter. This compares to a net loss from continuing operations of $1.3 million, or ($0.14) per diluted Class A and Class B common share, in the same quarter last year.

On December 17, 2007, management committed to divest the Company’s Escape business and is exploring strategic alternatives for its Escape business. This decision resulted in the reporting of the Escape business as a discontinued operation in the current period and the reclassification of the results of this business as discontinued operations for comparable reporting periods. The net loss from discontinued operations was $1.1 million and $0.3 million (both after income tax) for the three months ended December 28, 2007 and December 29, 2006, respectively.

Total net loss for the Company for the first quarter of the current year was $4.7 million compared to $1.6 million in the first quarter of last year.

JOHNSON OUTDOORS INC.

The Company’s debt to total capitalization stood at 29% at the end of the quarter versus 27% at December 29, 2006. Debt, net of cash, was $44.8 million at the end of the current year quarter compared to $20.3 million at the end of the prior year quarter.  The Company paid $10.8 million on its outstanding senior notes, but incurred short-term borrowings to meet working capital needs. In addition, the Company’s borrowings increased to fund the acquisitions of Seemann and Geonav and to support higher working capital balances.

Due to the seasonality of the Company’s businesses, first quarter results are not expected to be indicative of the Company's primary selling period, which takes place in its second and third fiscal quarters. The table below sets forth a historical view of the Company’s seasonality.

		Year Ended
	September 28, 2007		September 29, 2006		September 30, 2005
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	17%	(15)%	19%	(4)%	20%	–%
March	28	23	27	40	28	54
June	35	82	34	67	32	76
September	20	10	20	(3)	20	(30)
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment are summarized as follows:

(millions)	Three Months Ended
	December 28 2007	December 29 2006
Net sales:
Marine electronics	$33.3	$29.5
Outdoor equipment	8.0	13.7
Watercraft	13.5	11.5
Diving	21.5	16.9
Other/eliminations	(0.3)	(0.2)
Total	$76.0	$71.4
Operating profit (loss):
Marine electronics	$0.3	$0.2
Outdoor equipment	(0.4)	1.6
Watercraft	(2.1)	(2.0)
Diving	0.6	0.6
Other/eliminations	(3.0)	(2.6)
Total	$(4.6)	$(2.2)

See Note 15 of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profits.

JOHNSON OUTDOORS INC.

The Company’s net sales on a consolidated basis for the three months ended December 28, 2007 totaled $76.0 million, an increase of 6.4% or $4.6 million, compared to $71.4 million during the three months ended December 29, 2006. The Marine Electronics business posted net sales of $33.3 up $3.8 million or 12.9% from $29.5 million in the prior year quarter. This increase was due to robust sales of Humminbird brand products, which were up 65.8% on high demand for Humminbird fishfinder / GPS combo units, and strong export sales. Minn Kota sales were down 15.2% due to  extended pre-season sales programs to distributors, which shifted some pre-season shipments into the second quarter of fiscal 2008. In addition, the fiscal first quarter of 2007 included the initial shipment of newly introduced products to customers, which was not repeated in the fiscal first quarter of 2008

Net sales for the Watercraft business were $13.5 million, an increase of $2.0 million or 17.4% compared to $11.5 million in the prior year quarter. Increases in sales of Old Town, Pacific, and Ocean boat brands, Carlisle paddles and Extrasport accessories in the current period were driven primarily by the strength of new paddlesport products, which drove growth in sales to large retail and specialty retail accounts. These increases were offset somewhat by lower European sales compared to the prior year period due to decreases in pre-season promotions with larger retail accounts versus the prior year period.

Net sales for the Outdoor Equipment business were $8.0 million for the quarter, a decrease of $5.7 million or 41.6% from the prior year quarter sales of $13.7 million. The causes of this change were a $5.1 million decrease in military sales from the prior year quarter and a reduction in net sales of approximately $1.4 million from a specialty market sales program implemented in the prior year quarter that was not repeated in the current year quarter, partially offset by increases in consumer tent sales.

Net sales for the Diving business were $21.5 million this quarter, versus $16.9 million in the prior year quarter, an increase of $4.6 million or 27.2%. The increase was due to new product launches, sales growth in Europe, favorable foreign currency exchange translation, and sales from the recently acquired Seemann business. The Seemann business, acquired on April 2, 2007, added $1.9 million in sales to the first quarter of fiscal 2008. Sales in Europe for the first quarter of fiscal 2008 were up 36.2% versus the same period in the prior year. Foreign currency exchange translation increased reported revenues by $1.1 million over the prior year first quarter. The new Galileo dive computer and other product introductions comprised 45% of Diving revenues in the first quarter of fiscal 2008.

Gross profit as a percentage of sales was 38.6% for the three months ended December 28, 2007 compared to 39.9% in the corresponding period in the prior year. Minn Kota brand experienced lower sales to specialty retail chains and higher export sales, both contributing to lower gross profit margins in the current quarter versus the same period in the prior year. Diving margins were down 5.3 percentage points over the prior year quarter due to currency impacts on purchased product, geographic mix, and increased pre-season discounts. Increased accessory closeout sales drove a 1.8 percentage point decline in gross profit percentage at Watercraft for the current quarter versus prior year.

Operating expenses were $33.9 million, an increase of $3.1 million or 10.1% compared to $30.8 million in the prior year quarter.  Increases were seen globally for the Company on foreign currency unfavorability of $0.9 million.  The Diving business increased due to $0.6 million in severance costs, consulting and other legal costs of $0.3 million and incremental expenses of the acquired Seemann Sub brand of $0.3 million.  The Marine Electronic business increased $0.5 million due to incremental expenses of the acquired Geonav business and higher selling related costs.  The Watercraft business increased its spending related to promotion of its accessory brands during the pre-season selling period.

Total Company operating loss from continuing operations for the current year period was $4.6 million compared to an operating loss from continuing operations of $2.2 million in the prior year quarter. Marine Electronics reported an operating profit of $0.3 million compared to $0.2 million in the corresponding prior year period due to higher selling-related costs. Diving reported an operating profit of $0.6 million, flat with the corresponding prior year period as decreased gross profit margins, severance, foreign currency impacts, and consulting costs offset profits from higher sales. Watercraft operating losses for the three months ended December 28, 2007 and December 29, 2006 were $2.1 million and $2.0 million respectively. The decline in operating profit was the result of the lower gross profit margins discussed previously and increases in selling related expenses. The Outdoor Equipment business declines in operating profit were the result of a $5.1 million reduction in military tent sales over the prior year quarter which had a negative impact on operating leverage for the three month period ended December 28, 2007.

JOHNSON OUTDOORS INC.

Interest expense was $1.1 million for the three months ended December 28, 2007, compared to $1.0 million for the three months ended December 29, 2006. Payments of $10.8 million were made on the Company's outstanding senior notes during the three months ended December 28, 2007.

Interest income was $0.3 million for the three months ended December 28, 2007, compared to $0.2 million for the corresponding period of the prior year.

The Company’s effective tax rate on a continuing operations basis for the three months ended December 28, 2007 was 33.2% compared to 57.5% for the corresponding period of the prior year. The largest impact is the prior year included a German tax refund in the amount of $0.5 million which resulted in a larger tax benefit in the quarter ended December 29, 2006. Smaller items which impacted the tax rate include changes in the mix of income from generally higher tax jurisdictions to relatively lower tax jurisdictions, including foreign tax rate reductions and tax credits and incentives.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109. This Interpretation provides a consistent recognition threshold and measurement attribute, as well as criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective in the first quarter of the fiscal year ending in September 2008 with no impact on its consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1.1 million accrued for uncertain tax positions which included $0.1 for interest as of September 28, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million.  The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various states and foreign jurisdictions. Primarily as a result of loss carry forwards, the Company is still open to federal and state audits dating back to the 1993 taxable year. The Company is not currently undergoing tax audits for any major foreign tax jurisdiction .  As of the adoption date, the tax years subject to review in Switzerland, Italy, Germany, and France were the years after 1997, 2003, 2005, and 2006 respectively. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

On December 17, 2007, management committed to a plan to divest its Escape business and publicly announced on January 18, 2008 that it is exploring strategic alternatives for its Escape brand of products. This decision resulted in the classification of the Escape business as a discontinued operation in the current period and the reclassification of the results of this business as a discontinued operation for comparable reporting periods. The net loss from discontinued operations was $1.1 million and $0.3 million (both after income tax) for the three months ended December 28, 2007 and December 29, 2006, respectively.

Net Loss

Net loss for the three months ended December 28, 2007 was $4.7 million, or $0.52 per diluted Common Class A and B share, compared to a net loss of $1.6 million, or $0.17 per diluted Common Class A and B share, for the corresponding period of the prior year due to the factors discussed above.

JOHNSON OUTDOORS INC.

Financial Condition

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Three Months Ended
	December 28 2007	December 29 2006
Cash provided by (used for):
Operating activities	$(33.0)	$(30.8)
Investing activities	(8.4)	(4.1)
Financing activities	38.9	31.2
Effect of exchange rate changes	0.4	0.6
Decrease in cash and temporary cash investments	$(2.1)	$(3.1)

In its first fiscal quarter, the Company typically invests in operating assets in anticipation of the Company’s strongest selling season, which is in the second and third quarters of the Company’s fiscal year.

The Company's debt-to-total capitalization ratio has increased to 29% as of December 28, 2007 from 27% as of December 29, 2006. The Company paid $10.8 million on its outstanding senior notes, but incurred short-term borrowings to meet working capital needs. In addition, the Company’s borrowings increased to fund the acquisitions of Seemann and Geonav and to support higher working capital balances.

Operating Activities

Cash flows used for operations totaled $33.0 million for the three months ended December 28, 2007 compared with $30.8 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $7.7 million for the three months ended December 28, 2007, compared to an increase of $3.4 million in the corresponding period of the prior year. Inventories increased by $13.3 million for the three months ended December 28, 2007 down from the increase of $18.6 million in the prior year comparable period. The inventory build in the current year is primarily related to a build-up of products for the Company’s selling season which is the strongest during the second and third quarters of the Company's fiscal year. The Company believes it is producing products at levels adequate to meet expected customer demand.

Accounts payable and accrued liabilities decreased $9.7 million for the three months ended December 28, 2007 versus a decrease of $6.1 million for the corresponding period of the prior year. The decreases during the quarters ended December 28, 2007 and December 29, 2006 were the result of settlement of various accruals.

Total depreciation and amortization charges were $2.5 million for the three months ended December 28, 2007 and $2.2 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $8.4 million for the three months ended December 28, 2007 and $4.1 million for the corresponding period of the prior year. Capital expenditures totaled $2.4 million for the three months ended December 28, 2007 and $2.7 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. In fiscal 2008, the Company's capital expenditures are anticipated to be roughly equal to prior year levels as the Company completed construction of a floodwall in fiscal 2007 but will invest in tooling, leasehold improvements as well as new ERP systems in its Canadian and domestic Outdoor Equipment businesses in fiscal 2008. These expenditures are expected to be funded by working capital or existing credit facilities.

JOHNSON OUTDOORS INC.

On November 16, 2007, the Company acquired 100% of the common stock of Geonav S.r.l. (Geonav), a marine electronics company located in Europe for approximately $6.0 million (cash of $2.5 million, transaction costs of $0.1 million, and assumed debt of $3.4 million), subject to final price adjustments. On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1.4 million, plus $0.1 million in transaction costs.

Financing Activities

Cash flows provided by financing activities totaled $38.9 million for the three months ended December 28, 2007 and $31.2 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $10.8 million and $17.0 million during the first quarters of fiscal years 2008 and 2007, respectively.

The Company had borrowings outstanding on revolving credit facilities of $72.0 million ($24.0 million at an interest rate of 5.7%, $18.0 million at an interest rate of 5.75% and $30.0 million at an interest rate of 6.0%) as of December 28, 2007. The Company incurred short-term borrowings during the quarter ended December 28, 2007 to meet working capital needs.

Our credit agreements contain restrictive covenants regarding such conditions as the Company’s net worth, indebtedness, fixed charge coverage and distribution of earnings. The most restrictive of these covenants are maintaining a fixed charge coverage ratio of 2.0 or greater, and maintaining a ratio of average total debt to average EBITDA of 3.5 or less. As of the date of this report, the Company was in compliance with the restrictive covenants of such agreements, as amended from time to time.

JOHNSON OUTDOORS INC.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at December 28, 2007.

	Payment Due by Period
(millions)	Total	Remainder 2008	2009/10	2011/12	2013 & After
Long-term debt	$10.0	$10.0	$–	$–	$–
Short-term debt	72.0	72.0	–	–	–
Operating lease obligations	26.3	4.4	8.0	5.6	8.3
Open purchase orders	74.3	74.3	–	–	–
Contractually obligated interest payments	1.0	0.6	0.4	–	–
Total contractual obligations	$183.6	$161.3	$8.4	$5.6	$8.3

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of December 28, 2007. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the amount of borrowings and the interest rates on that facility.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at December 28, 2007 totaled $2.5 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 30% of the Company’s revenues for the three months ended December 28, 2007 were denominated in currencies other than the U.S. dollar.  Approximately 16% were denominated in euros, with the remaining 14% denominated in various other foreign currencies.

In the past the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2007 or the first quarter of fiscal 2008.

JOHNSON OUTDOORS INC.

Interest Rates

The Company uses interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates. As disclosed in Note 12 of the notes to the condensed consolidated financial statements, on October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million.  The Swap has been designated as a cash flow hedge.  The market value of the Swap (a $1.3 million loss) was recorded as a reduction of other comprehensive income in equity net of tax, in accordance with FAS 133 hedge accounting principles.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at December 28, 2007:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$0.1	$0.1

The Company had outstanding $10.0 million in an unsecured senior note as of December 28, 2007. The senior note bears interest at 7.82% and is to be repaid December 2008. The fair market value of the Company’s fixed rate senior notes was $10.3 million as of December 28, 2007.

Other Factors

The Company experienced inflationary pressures during fiscal 2007 and fiscal 2008 to date on energy, metals and resins. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 28, 2007 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended December 28, 2007.

JOHNSON OUTDOORS INC.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2010 fiscal year. The Company does not anticipate that SFAS No. 160 will have any impact on its consolidated financial statements.

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
Signatures Dated: February 6, 2008
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

________________________

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.