Form 10-Q
period 2008-03-28
JOHNSON OUTDOORS INC
filed 2008-05-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer," "large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer (do not check if a smaller reporting company) [   ] Smaller reporting company [   ].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [ X ]

As of April 14, 2008, 7,995,689 shares of Class A and 1,217,309 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I       FINANCIAL INFORMATION

Item 1.        Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Six Months Ended
	March 28 2008	March 30 2007	March 28 2008	March 30 2007
Net sales	$121,813	$121,972	$197,780	$193,399
Cost of sales	75,007	74,815	121,685	117,721
Gross profit	46,806	47,157	76,095	75,678
Operating expenses:
Marketing and selling	27,853	26,391	48,020	44,989
Administrative management, finance and information systems	11,833	11,976	22,298	20,857
Research and development	3,239	3,223	6,264	6,073
Profit sharing	234	959	447	1,383
Total operating expenses	43,159	42,549	77,029	73,302
Operating profit (loss)	3,647	4,608	(934)	2,376
Interest income	(197)	(189)	(485)	(359)
Interest expense	1,475	1,533	2,555	2,556
Other (income) expense, net	1,306	(131)	1,360	(130)
Income (loss) before income taxes	1,063	3,395	(4,364)	309
Income tax expense (benefit)	281	1,464	(1,522)	(310)
Income (loss) from continuing operations	782	1,931	(2,842)	619
Loss from discontinued operations, net of income tax benefit of $188, $199, $814 and $350, respectively	(320)	(338)	(1,386)	(595)
Net income (loss)	$462	$1,593	$(4,228)	$24
Weighted average common – Basic:
Class A	7,856,666	7,810,086	7,855,261	7,798,863
Class B	1,217,342	1,217,977	1,217,376	1,217,977
Dilutive stock options and restricted stock	179,509	153,231	182,860	159,830
Weighted average common – Dilutive	9,253,517	9,181,294	9,255,497	9,176,670
Income (loss) from continuing operations per common share – Basic:
Class A	$0.09	$0.22	$(0.31)	$0.07
Class B	$0.09	$0.19	$(0.31)	$0.06
Loss from discontinued operations per common share – Basic:
Class A	$(0.04)	$(0.04)	$(0.15)	$(0.07)
Class B	$(0.04)	$(0.03)	$(0.15)	$(0.06)
Income (loss) per common share – Basic:
Class A	$0.05	$0.18	$(0.46)	$0.00
Class B	$0.05	$0.16	$(0.46)	$0.00
Income (loss) from continuing operations per common Class A and B share – Dilutive	$0.09	$0.21	$(0.31)	$0.07
Loss from discontinued operations per common Class A and B share – Dilutive	$(0.04)	$(0.04)	$(0.15)	$(0.07)
Income (loss) per common Class A and B share – Dilutive	$0.05	$0.17	$(0.46)	$0.00
Dividends per share:
Class A Common Stock	$0.055	$--	$0.055	$--
Class B Common Stock	$0.050	$--	$0.050	$--

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	March 28 2008 (unaudited)	September 28 2007 (audited)	March 30 2007 (unaudited)
Assets
Current assets:
Cash and temporary cash investments	$27,662	$39,232	$36,738
Accounts receivable, less allowance for doubtful accounts of $2,580, $2,267 and $2,492, respectively	120,168	57,275	111,533
Inventories, net	115,126	87,726	92,568
Deferred income taxes	14,501	11,029	9,828
Other current assets	9,151	8,253	10,813
Assets held for sale	358	1,706	1,341
Total current assets	286,966	205,221	262,821
Property, plant and equipment, net	37,781	36,406	32,912
Deferred income taxes	14,632	13,097	14,526
Goodwill	58,245	51,454	44,636
Intangible assets, net	6,634	6,638	4,548
Other assets	7,896	6,868	6,117
Total assets	$412,154	$319,684	$365,560
Liabilities And Shareholders' Equity
Current liabilities:
Short-term notes payable	$45,000	$22,000	$72,000
Current maturities of long-term debt	10,001	10,800	10,801
Accounts payable	33,612	23,051	38,550
Accrued liabilities:
Salaries, wages and benefits	12,958	15,485	13,181
Accrued discounts and returns	7,245	5,524	7,131
Accrued interest payable	181	610	865
Income taxes payable	936	2,192	160
Other	17,712	16,619	18,930
Liabilities held for sale	226	938	118
Total current liabilities	127,871	97,219	161,736
Long-term debt, less current maturities	60,004	10,006	10,005
Other liabilities	17,531	12,294	8,789
Total liabilities	205,406	119,519	180,530
Shareholders' equity:
Preferred stock: none issued	--	--	--
Common stock:
Class A shares issued: March 28, 2008, 7,995,689; September 28, 2007, 7,949,617; March 30, 2007, 7,931,976	400	397	397
Class B shares issued (convertible into Class A): March 28, 2008, 1,217,309; September 28, 2007, 1,217,409; March 30, 2007, 1,217,977	61	61	61
Capital in excess of par value	57,585	56,835	56,236
Retained earnings	120,894	126,253	118,039
Accumulated other comprehensive income	27,808	16,619	10,297
Total shareholders' equity	203,748	200,165	185,030
Total liabilities and shareholders' equity	$412,154	$319,684	$365,560

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Six Months Ended
	March 28 2008	March 30 2007
Cash Used For Operating Activities
Net income (loss)	$(4,228)	$24
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	4,645	4,432
Amortization of intangible assets	236	50
Amortization of deferred financing costs	63	88
Stock based compensation	306	358
Deferred income taxes	(4,931)	(316)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(57,270)	(58,127)
Inventories, net	(18,582)	(28,134)
Accounts payable and accrued liabilities	1,912	20,449
Other current assets	368	(2,927)
Other, net	100	(222)
	(77,381)	(64,325)
Cash Used For Investing Activities
Payments for purchase of business	(5,663)	(1,503)
Additions to property, plant and equipment	(5,255)	(5,739)
	(10,918)	(7,242)
Cash Provided By Financing Activities
Net borrowings from short-term notes payable	22,997	72,000
Net borrowings from long-term debt	60,000	--
Principal payments on senior notes and other long-term debt	(10,800)	(17,001)
Excess tax benefits from stock based compensation	15	4
Dividends paid	(999)	--
Common stock transactions	432	443
	71,645	55,446
Effect of foreign currency fluctuations on cash	5,084	1,170
Decrease in cash and temporary cash investments	(11,570)	(14,951)
Cash And Temporary Cash Investments
Beginning of period	39,232	51,689
End of period	$27,662	$36,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1        Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of March 28, 2008 and the results of operations for the three and six months ended March 28, 2008 and cash flows for the six months ended March 28, 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007 which was filed with the Securities and Exchange Commission on December 12, 2007.

Because of seasonal and other factors, the results of operations for the six months ended March 28, 2008 are not necessarily indicative of the results to be expected for the Company's full 2008 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2        Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and is continuing to explore strategic alternatives for its Escape brand products. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Escape business have been reported as discontinued operations in the condensed consolidated statements of operations for the three and six month periods ended March 28, 2008 and March 30, 2007, and in the condensed consolidated balance sheets as of March 28, 2008, September 28, 2007, and March 30, 2007. The Company recorded after tax losses related to the discontinued Escape business of $320 and $338 during the three month periods ended March 28, 2008 and March 30, 2007 and $1,386 and $595 during the six month periods ended March 28, 2008 and March 30, 2007, respectively. Revenues of the Escape business were $95 and $151 during the three month periods ended March 28, 2008 and March 30, 2007 and $172 and $425 during the six month periods ended March 28, 2008 and March 30, 2007, respectively.

3        Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $120,168 as of March 28, 2008 from $57,275 as of September 28, 2007 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

JOHNSON OUTDOORS INC.

4        Income (Loss) per Share

Net income or loss per share of Class A Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two-class method.

Holders of Class A Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06) the undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each such class is entitled to receive.

Basic EPS

Under the provisions of SFAS No. 128 and EITF 03-06, basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding less any non-vested stock.  In periods with cumulative year to date net income and undistributed earnings, the undistributed income for each period is allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each such class is entitled to receive.  In periods where there is a cumulative net loss or no undistributed net income because distributions through dividends exceeds net income, Class B shares are treated as non-dilutive and losses are allocated equally on a per share basis among Class A and Class B shareholders.

For the three month period ended March 28, 2008, basic income per share was the same for both Class A and Class B shares as there were no undistributed earnings. For the six month period ended March 28, 2008, basic income (loss) per share is the same for both Class A and Class B shares because cumulative year to date losses have been incurred. For the three month and six month periods ended March 30, 2007, basic income per share for Class A and Class B shares has been presented using the two class method in accordance with EITF 03-06.

Diluted EPS

Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. The computation of diluted net income per share of Common Stock assumes that Class B Common Stock is converted into Class A Common Stock.  Therefore, diluted net income per share is the same for both Class A and Class B shares.  In periods where the Company reports a net loss, there is no dilutive effect and diluted loss per share is equal to basic loss per share.

For the three month period ended March 28, 2008, diluted net income per share reflects the effect of dilutive stock options and non-vested stock using the treasury method and assumes the conversion of Class B Common Stock into Class A Common Stock.  For the six month period ended March 28, 2008, because the Company reported a net loss, there is no dilutive effect and diluted loss per share is equal to basic loss per share.

For the three and six month periods ended March 30, 2007, diluted net income per share reflects the effect of dilutive stock options and non-vested stock using the treasury method and assumes the conversion of Class B Common Stock into Class A Common Stock.

JOHNSON OUTDOORS INC.

5        Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and other management-level employees and non-employee directors. The plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options. Shares available for grant under the Company’s stock ownership plans to key executives and other management-level employees and non-employee directors were 500,458 at March 28, 2008.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

There was no compensation expense for stock options recognized by the Company for the three or six months ended March 28, 2008 and March 30, 2007. The Company’s stock options outstanding are all fully vested, with no further compensation expense to be recognized. There were no grants of stock options during the three or six months ended March 28, 2008.

A summary of stock option activity for the six months ended March 28, 2008 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 28, 2007	286,393	$8.66	3.0	$3,713
Granted	--
Exercised	(10,000)	17.50		44
Outstanding and exercisable at March 28, 2008	276,393	$8.34	2.6	$2,379

Restricted Stock

All shares of restricted stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or over a period of three to five years. The Company granted 6,540 and 6,850 shares of restricted stock with a total value of $125 in both of the three month periods ended March 28, 2008 and March 30, 2007, respectively. Grants of restricted stock were 35,972 and 41,982 with a total value of $782 and $773 for the six month periods ending March 28, 2008 and March 30, 2007, respectively. Amortization expense related to the restricted stock was $164 and $216 during the three months ended March 28, 2008 and March 30, 2007, and $306 and $334 for the six months ended March 28, 2008 and March 30, 2007, respectively. Unvested restricted stock issued and outstanding as of March 28, 2008 totaled 134,534 shares, having a gross unamortized value of $1,272, which will be amortized to expense through November 2012.

JOHNSON OUTDOORS INC.

A summary of unvested restricted stock activity for the six months ended March 28, 2008 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 28, 2007	105,102	$17.39
Restricted stock grants	35,972	21.75
Restricted stock vested	(6,540)	19.11
Unvested restricted stock at March 28, 2008	134,534	$18.47

Phantom Stock Plan

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees were entitled to earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized no expense under the phantom stock plan during the three or six month periods ended March 28, 2008 or the three month period ended March 30, 2007 and $24 during the six months ended March 30, 2007. The Company made payments of $319 to participants in this plan during the six months ended March 30, 2007.  No payments were made to participants in this plan during the three or six months ended March 28, 2008 or the three months ended March 30, 2007. There were no grants of phantom shares by the Company in fiscal 2008 or 2007 and the Company does not anticipate grants of phantom shares in the future.

Employees’ Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company recognized expense under the stock purchase plan of $30 and $0 during the three and six month periods ended March 28, 2008 and March 30, 2007, respectively. Shares available for purchase by employees under this plan were 65,330 at March 28, 2008.

6        Pension Plans

The components of net periodic benefit cost related to Company sponsored benefit plans for the three and six months ended March 28, 2008 and March 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	March 28 2008	March 30 2007	March 28 2008	March 30 2007
Components of net periodic benefit cost:
Service cost	$158	$176	$315	$352
Interest on projected benefit obligation	251	231	503	463
Less estimated return on plan assets	(231)	(218)	(461)	(436)
Amortization of unrecognized:
Net income (loss)	23	67	46	134
Prior service cost	2	2	3	4
Transition asset	--	--	--	(1)
Net amount recognized	$203	$258	$406	$516

JOHNSON OUTDOORS INC.

7        Income Taxes

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and six months ended March 28, 2008 was 26.4% and 34.9%, respectively, compared to 43.1% and (100.3%), respectively, in the corresponding periods of the prior year. The prior year three and six month periods included the impact of tax refunds of $543, resulting in a larger tax benefit, which was not repeated in the current three and six month periods. Less significant items accounting for changes in the effective rate versus the prior year quarter and year to date periods include changes in the mix of income from generally lower tax jurisdictions in the prior year to relatively higher tax jurisdictions in the current year, and foreign tax rate reductions, partially offset by tax credits and incentives in the current three month and six month periods.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective in the quarter ending December 28, 2007 with no impact on its consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1,100 accrued for uncertain tax positions which included $100 for interest as of September 28, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,100. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various states and foreign jurisdictions. Primarily as a result of loss carry forwards, the Company is still open to federal and state audits dating back to the 1993 taxable year. The Company is not currently undergoing tax audits in the U.S. or for any major foreign tax jurisdiction. As of the adoption date, the tax years subject to review in Switzerland, Italy, Germany, and France were the years after 1997, 2003, 2005, and 2006, respectively. There have been no material changes in unrecognized tax benefits as a result of tax positions taken in the three and six month periods ended March 28, 2008. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

8        Inventories

Inventories at the end of the respective periods consist of the following:

	March 28 2008	September 28 2008	March 30 2007
Raw materials	$41,839	$34,585	$38,164
Work in process	4,163	3,850	3,569
Finished goods	73,914	53,315	54,413
	119,916	91,750	96,146
Less inventory reserves	4,790	4,024	3,578
	$115,126	$87,726	$92,568

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

JOHNSON OUTDOORS INC.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and provides guidance on how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2010 fiscal year. The Company does not anticipate that SFAS No. 160 will have any material impact on its consolidated financial statements.

10      Acquisitions

Seemann Sub GmbH & Co.

On April 2, 2007, the Company purchased the assets and assumed related liabilities of Seemann Sub GmbH & Co. KG (Seemann) from Seemann’s founders for $7,757, plus $178 in transaction costs and $446 in additional purchase price consideration to date. The purchase agreement provides for up to $223 in additional purchase price consideration over the next 12 months based on the attainment of specific integration success criteria. The transaction was funded using cash on hand and was made to add to the breadth of the Diving product lines. Seemann, located in Wendelstein, Germany, is one of that country’s largest dive equipment providers. The purchase of the Seemann Sub brand will expand the Company’s product line with dive gear for the price-driven consumer. The Seemann product line will be sold through the same channels as the Company’s other diving products and is included in the Company’s Diving segment.

The following table summarizes the final allocation of the purchase price, fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the Seemann acquisition.

Total current assets	$1,831
Property, plant and equipment	122
Trademark	936
Customer list	267
Goodwill	5,678
Total assets acquired	8,834
Total liabilities assumed	453
Net purchase price	$8,381

JOHNSON OUTDOORS INC.

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

Geonav S.r.l.

On November 16, 2007, the Company acquired 100% of the common stock of Geonav S.r.l. (Geonav), a marine electronics company for approximately $5,664 (cash of $1,862, transaction costs of $422, and assumed debt of $3,380). The acquisition was funded with existing cash and credit facilities. Geonav is a major European brand of chart plotters based in Viareggio, Italy. The Company’s management believes that the purchase of Geonav will allow the Company to expand its product line and add to its marine electronics distribution channels in Europe. Also sold under the Geonav brand are marine autopilots, VHF radios and fishfinders. Geonav is included in the Company’s Marine Electronics segment.

The acquisition was accounted for using the purchase method and, accordingly, the Company's Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to present pro forma financial information with respect to the Geonav acquisition due to the materiality of the transaction.

A preliminary allocation of the purchase price is as follows:

Total current assets	$8,482
Property, plant and equipment	55
Other intangibles	24
Goodwill	2,205
Total assets acquired	10,766
Total liabilities assumed	5,102
Net purchase price	$5,664

The increases in goodwill assets during the six months ended March 28, 2008 and March 30, 2007, respectively, are as follows:

	March 28 2008	March 30 2007
Balance at beginning of period	$51,454	$42,947
Amount attributable to Geonav acquisition	2,205	--
Amount attributable to Lendal acquisition	--	954
Amount attributable to Seemann purchase price allocation	158	--
Amount attributable to movements in foreign currencies	4,428	735
Balance at end of period	$58,245	$44,636

JOHNSON OUTDOORS INC.

11      Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the six months ended March 28, 2008 and March 30, 2007.

	March 28 2008	March 30 2007
Balance at beginning of period	$4,290	$3,844
Expense accruals for warranties issued during the period	2,078	2,463
Less current period warranty claims paid	1,400	1,766
Balance at end of period	$4,968	$4,541

12      Forward Starting Interest Rate Swap

On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60,000, receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over the period beginning December 14, 2007 and ending December 14, 2012. Interest is payable quarterly, starting on March 14, 2008. The Swap has been designated as a cash flow hedge and is expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate. The effect of the interest rate swap is to lock the interest rate on $60,000 of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin. The interest rate swap had a market value equal to ($4,053) at March 28, 2008, which was recorded as a reduction of other comprehensive income in equity net of tax, in accordance with FAS 133 hedge accounting principles. The market value of the interest rate swap will rise and fall as market expectations of future floating rate LIBOR interest rates over the five year life of the swap change in relation to the fixed rate of 4.685%.

13        Comprehensive Income (loss)

Comprehensive income (loss) includes net income (loss) and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income (loss) and comprehensive income (loss) is due to cumulative foreign currency translation adjustments and the effect of recording the fair value of an interest rate swap designated as a cash flow hedge. Strengthening of worldwide currencies against the U.S. dollar created the Company's translation adjustment income for the three and six months ended March 28, 2008 and March 30, 2007. The impact of the cash flow hedge loss on comprehensive income was the result of a decline in five-year LIBOR rate futures during the three and six month periods ended March 28, 2008.

Comprehensive income (loss) for the respective periods consists of the following:

	Three Months Ended		Six Months Ended
	March 28 2008	March 30 2007	March 28 2008	March 30 2007
Net income (loss)	$462	$1,593	$(4,228)	$24
Translation adjustments	9,879	951	12,325	3,344
Loss on cash flow hedge, net of tax	(1,621)	--	(2,432)	--
Comprehensive income	$8,720	$2,544	$5,665	$3,368

JOHNSON OUTDOORS INC.

14      Restructuring

In May, 2007, the Company announced plans to relocate the operations of the Scubapro facility in Bad Säckingen, Germany into the recently purchased Seemann operations in Wendelstein, Germany. As a result of the relocation of the positions at the Bad Säckingen facility in fiscal 2007, the Company recognized an expense of $578, consisting of employee termination benefits and related costs of $428 and non-employee exit costs of $150, largely consisting of moving and contract termination costs. These charges were included in the Administrative management, finance and information systems line in the Company’s Condensed Consolidated Statements of Operations and in the Diving segment in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. This relocation resulted in the movement and ultimate impact to 21 positions. The Company incurred charges of $74 in the three and six month periods ending March 28, 2008 to exit its lease of the Bad Säckingen facility. No further restructuring charges or payments are anticipated in the future. Total restructuring costs for the Bad Säckingen closure were $652, consisting of approximately $130 of contract exit costs, $428 of employee termination costs, and $94 of other exit costs.

The following represents a reconciliation of the changes in restructuring reserves related to projects through March 28, 2008:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 28, 2007	$147	$116	$--	$263
Activity during period ended March 28, 2008:
Additional charges (recoveries)
Charges to earnings	--	--	74	74
Settlement payments and other	(147)	(116)	(74)	(337)
Accrued liabilities as of March 28, 2008	$--	$--	$--	$--

In March 2008, the Company announced plans to relocate the manufacturing of its UWATEC product line from its facility in Hallwil, Switzerland to its existing facility in Batam, Indonesia. The Batam, Indonesia facility had been used as a sub assembly facility for the UWATEC product lines. This move will serve as an expansion of the operations in that location and is being made in an effort to improve operating efficiencies and reduce inventory lead times and operating costs. The total costs incurred for this action during the three month period ended March 28, 2008 were $622, consisting of $107 of employee termination costs, and $515 of other costs. The Company expects the total cost of this action to be approximately $2,000 consisting of employee termination benefits and related costs of $700 and other costs of $1,300, largely consisting of project management, legal, moving and contract termination costs. These charges were included in the Administrative management, finance and information systems line in the Company’s Condensed Consolidated Statements of Operations and in the Diving segment in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. This action impacted 35 employees, resulting in the elimination of 33 positions and the reassignment of 2 employees to other roles in the Company.

The following represents a reconciliation of the changes in restructuring reserves related to projects through March 28, 2008:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 28, 2007	$--	$--	$--	$--
Activity during period ended March 28, 2008:
Additional charges (recoveries)
Charges to earnings	107	--	515	622
Settlement payments and other	--	--	(515)	(515)
Accrued liabilities as of March 28, 2008	$107	$--	$--	$107

15      Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents the Company's major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and six month periods ended March 28, 2008 and March 30, 2007.

Net sales and operating profit include both sales to customers, as reported in the Company's condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company's operations in each business unit at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	March 28 2008	March 30 2007	March 28 2008	March 30 2007
Net sales:
Marine electronics:
Unaffiliated customers	$61,492	$64,429	$94,748	$93,886
Interunit transfers	52	109	59	118
Outdoor equipment:
Unaffiliated customers	13,232	15,565	21,206	29,248
Interunit transfers	12	19	22	26
Watercraft:
Unaffiliated customers	23,702	22,552	37,141	34,007
Interunit transfers	29	26	43	38
Diving:
Unaffiliated customers	23,218	19,360	44,458	36,137
Interunit transfers	273	170	564	312
Other/Corporate	169	66	227	121
Eliminations	(366)	(324)	(688)	(494)
	$121,813	$121,972	$197,780	$193,399
Operating profit:
Marine electronics	$5,483	$8,804	$5,746	$9,008
Outdoor equipment	754	1,232	372	2,875
Watercraft	(230)	36	(2,343)	(1,949)
Diving	575	125	1,135	755
Other/Corporate	(2,935)	(5,589)	(5,844)	(8,313)
	$3,647	$4,608	$(934)	$2,376
Total assets (end of period):
Marine electronics			$153,179	$133,719
Outdoor equipment			28,417	28,727
Watercraft			79,646	77,212
Diving			123,624	105,768
Other/Corporate			26,930	18,793
Assets held for sale			358	1,341
			$412,154	$365,560

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made a claim with its insurance carriers to recover the $4,400 settlement, plus defense costs (approximately $800). This matter is presently the subject of litigation in the Eastern District of Wisconsin. The Company is unable to estimate at this time the amount of insurance recovery and, accordingly, has not recorded a receivable for this matter.

JOHNSON OUTDOORS INC.

17        Long Term Debt Issuance

On February 12, 2008, the Company entered into a Term Loan Agreement, dated as of February 12, 2008 with JPMorgan Chase Bank N.A., as lender and agent and the other lenders named therein. On the same date, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as lender and agent, and the other lenders named therein. This amendment updated the Company's October 7, 2005 credit facility.

The new credit facility consists of a $60 million term loan maturing on February 12, 2013. The term loan bears interest at a LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varies between 1.25% and 2.00%. At March 28, 2008, the margin in effect was 1.50% for LIBOR loans. Under the terms of the credit facility, the Company will be required to comply with certain financial and non-financial covenants. Among other restrictions, the Company will be restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum fixed charge coverage and leverage ratios. The most significant changes to the previous covenants include the minimum fixed charge coverage ratio increasing from 2.0 to 2.25 and the pledge of 65% of the shares of material foreign subsidiaries.

JOHNSON OUTDOORS INC.

Item 2          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the six months ended March 28, 2008 and March 30, 2007. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 which was filed with the Securities and Exchange Commission on December 12, 2007.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 which was filed with the Securities and Exchange Commission on December 12, 2007 and the following:  changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of companies that compete with the Company; the Company’s success in managing inventory; movements in foreign currencies or interest rates; unanticipated issues related to the Company’s military tent business; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters and the initiation of new litigation matters; successful integration of acquisitions; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Net sales for the quarter ended March 28, 2008 were $121.8 million, compared to net sales of $122.0 million for the prior year quarter. Second quarter sales reflect initial shipments to customers in anticipation of the primary consumer retailers selling period for the Company’s seasonal outdoor products.

Key changes in the quarter included:

▪	Marine Electronics revenues decreased 4.7% from the prior year quarter largely due to a soft domestic boat market.
▪	Watercraft revenues were up 5.3% versus prior year due primarily to growth in paddle sport accessories.
▪	Diving revenues increased 20.5% due to growth in key international markets, revenues from the Seemann acquisition, and favorable foreign currency translation.
▪	Outdoor Equipment revenues were down 15.4% due to the expected slowing of military sales and weakness in the commercial tent market.

Net sales in the first six months of fiscal 2008 were $197.8 million versus $193.4 million in the same six-month period last year, an increase of 2.3%.

Key changes in the year-to-date period included:

▪	Marine Electronics revenues increased 0.9% from the prior year period largely due to a soft domestic boat market offset by strong international sales.
▪	Watercraft revenues were up 9.4% versus prior year due primarily to growth in paddle sport accessories.
▪	Diving revenues increased 23.6% due to growth in key international markets, revenues from the Seemann acquisition, and favorable foreign currency translation.
▪	Outdoor Equipment revenues were down 27.6% due to the expected slowing of military sales and weakness in the commercial tent market.

Gross margins were 38.4% for the current year quarter, down 0.3 percentage points from the same period in the prior year. This decrease in gross profit margins for the quarter was largely due to: lower volume and product mix at Marine Electronics; product mix, lower production volume and competitive pricing in Outdoor Equipment; and product and geographic mix at Watercraft, which were offset by product mix and production efficiencies in Diving. Gross margins for the six month period were 38.5%, down 0.6 percentage points from the same period in the prior year, largely due to: lower volume, product and geographic mix in Marine Electronics; product mix, lower production volume, and competitive pricing pressure in Outdoor Equipment; product and geographic mix in Watercraft; and lower margins in Diving due to currency impacts on purchased product and close out sales.

Operating expenses were up $0.6 million from the prior year quarter and up $3.7 million on a year-to-date basis, driven primarily by the recently acquired Geonav and Seemann businesses which were not part of the prior year quarter and year-to-date results, restructuring costs, and the effect of foreign currency translation which in turn were offset by lower discretionary spending.

Total Company operating profit for the current year quarter was $3.6 million compared to $4.6 million in the prior year quarter, due to the factors impacting gross margins and operating expenses discussed above. Total Company operating loss for the current year to date period was $0.9 million compared to an operating profit in the prior year period of $2.4 million due to the factors impacting gross profit and operating expense discussed above.

JOHNSON OUTDOORS INC.

The Company reported income from continuing operations of $0.8 million or $0.09 per diluted Class A and Class B common share. This compares to income from continuing operations of $1.9 million or $0.21 per diluted Class A and Class B common share, in the same quarter last year. On a year to date basis, the Company reported a loss from continuing operations of $2.8 million or ($0.31) per diluted Class A and Class B common share. This compares to income from continuing operations of $0.6 million or $0.07 per diluted Class A and Class B common share, during the six month period last year. Income from continuing operations for the three month and six month periods ending March 28, 2008 was negatively impacted by a $1.6 million foreign exchange loss related to U.S. dollar holdings in Switzerland where the Swiss franc strengthened significantly against the U.S. dollar.

On December 17, 2007, management committed to divest the Company’s Escape business and is continuing to explore strategic alternatives for its Escape business. This decision resulted in the reporting of the Escape business as a discontinued operation in the current period and the reclassification of the results of this business as discontinued operations for comparable reporting periods. The Company recorded after tax losses related to the discontinued Escape business of $0.3 million and $0.3 million during the three month periods ended March 28, 2008 and March 30, 2007, respectively, and $1.4 million and $0.6 million during the six month periods ended March 28, 2008 and March 30, 2007, respectively.

Total net income for the Company for the second quarter of the current year was $0.5 million compared to $1.6 million in the second quarter of last year. On a year to date basis, the Company incurred an overall net loss of $4.2 million, versus a total net income of $0.0 million in the prior year period.

The Company’s debt to total capitalization stood at 36% at the end of the current quarter versus 33% at March 30, 2007. Debt, net of cash, was $87.3 million at the end of the current year quarter compared to $56.1 million at the end of the prior year quarter. The Company paid $10.8 million on its outstanding senior notes, but incurred short-term borrowings and issued long-term debt to meet working capital needs during the six month period ended March 28, 2008.

The Company’s business is seasonal in nature. The second quarter ended March 28, 2008 falls within the Company’s primary selling season. The table below sets forth a historical view of the Company’s seasonality during the last three completed fiscal years.

Year Ended
	September 28, 2007		September 29, 2006		September 30, 2005
Quarter Ended	Net Sales	Operating Profit (loss)	Net Sales	Operating Profit (loss)	Net Sales	Operating Profit (loss)
December	17%	(15)%	19%	(4)%	20%	--%
March	28	23	27	40	28	54
June	35	82	34	67	32	76
September	20	10	20	(3)	20	(30)
	100%	100%	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment are summarized as follows:

(millions)	Three Months Ended		Six Months Ended
	March 28 2008	March 30 2007	March 28 2008	March 30 2007
Net sales:
Marine electronics	$61.5	$64.5	$94.8	$94.0
Outdoor equipment	13.2	15.6	21.2	29.3
Watercraft	23.7	22.5	37.2	34.0
Diving	23.5	19.5	45.0	36.4
Other/eliminations	(0.1)	(0.1)	(0.4)	(0.3)
Total	$121.8	$122.0	$197.8	$193.4
Operating profit:
Marine electronics	$5.4	$8.8	$5.7	$9.0
Outdoor equipment	0.8	1.2	0.4	2.9
Watercraft	(0.2)	--	(2.3)	(1.9)
Diving	0.7	0.1	1.1	0.8
Other/eliminations	(3.1)	(5.5)	(5.8)	(8.4)
Total	$3.6	$4.6	$(0.9)	$2.4

See Note 15 of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profits.

JOHNSON OUTDOORS INC.

Net sales on a consolidated basis for the three months ended March 28, 2008 were $121.8 million, a decrease of $0.2 million compared to $122.0 million for the three months ended March 30, 2007. The Marine Electronics business posted net sales of $61.5 million down $3.0 million or 4.7% from $64.5 million in the prior year quarter. This decrease was due to general economic conditions and weakness in the domestic boat market, which reduced demand for trolling motors and downriggers, and unfavorable volume comparisons due to initial stocking of new products in the prior year. This weakness was partially offset by strong demand for Humminbird fishfinder / GPS combo units. Net sales for the Watercraft business were $23.7 million, an increase of $1.2 million or 5.3%, compared to $22.5 in the prior year quarter due to demand for new product introductions and watercraft accessories and favorable currency translation in international sales. Net sales for the Outdoor Equipment business were $13.2 million for the quarter, a decrease of $2.4 million or 15.4% from the prior year quarter sales of $15.6 million. The causes of this change were a $1.4 million decrease in military sales from the prior year quarter and reduced sales of commercial tents. Net sales for the Diving business were $23.5 million this quarter, versus $19.5 million in the prior year quarter, an increase of $4.0 million or 20.5%. The increase was due to new product launches, sales growth in Europe, favorable foreign currency exchange translation, and sales from the Seemann acquisition. The Seemann business, acquired on April 2, 2007, added $2.1 million in sales for the second quarter.

Net sales on a consolidated basis for the six months ended March 28, 2008 were $197.8 million, an increase of $4.4 million or 2.3% compared to $193.4 million for the six months ended March 30, 2007. Net sales for the Marine Electronics business were $94.8 million up $0.8 million or 0.9% versus $94.0 million in the prior year period. This increase was due to strong international sales growth and increased demand for Humminbird products, offset by weakening U.S. sales of trolling motors and downriggers. The Watercraft business had year-to-date net sales of $37.2 million, an increase of $3.2 million or 9.4%, compared to $34.0 million in the prior year period. The increase in Watercraft net sales was due to growth in watercraft accessories and international sales, which were up 4.3%. Year-to-date net sales for the Outdoor Equipment business were $21.2 million, down $8.1 million or 27.6% from prior year-to-date net sales of $29.3 million. This change in net sales was driven largely by a decline in military sales of $6.5 million and a decline in commercial tent sales, which were down due to softness in the U.S. economy. The Diving business had year-to-date net sales of $45.0 million, an increase of $8.6 million or 23.6% from the prior year period net sales of $36.4 million. The primary drivers were new product launches, sales growth in Europe, favorable foreign currency exchange translation of $2.7 million and sales from the Seemann acquisition. The Seemann business, acquired on April 2, 2007, added $4.0 million in sales for the six month period ended March 28, 2008.

Gross profit as a percentage of net sales was 38.4% on a consolidated basis for the quarter ended March 28, 2008 compared to 38.7% in the prior year quarter. The decline in gross profit margin from the prior year quarter was driven by: lower volume, and product and geographic mix in Marine Electronics; product mix, lower production volume and competitive pricing pressure in Outdoor Equipment; product and geographic mix in Watercraft. This decline was offset by higher margins in Diving due to new product introductions and production efficiencies.

Gross profit as a percentage of net sales on a consolidated basis was 38.5% for the six month period ended March 28, 2008 compared to 39.1% in the prior year period. The decline in gross profit margin from the prior year quarter was driven by: lower volume, product, and geographic mix in Marine Electronics; product mix, lower production volume, and competitive pricing pressure in Outdoor Equipment; product and geographic mix in Watercraft; and lower margins in Diving due to currency impacts on purchased product and close out sales.

Operating expenses were $43.1 million for the quarter ended March 28, 2008, an increase of $0.6 million over the prior year quarter amount of $42.5 million due to the recently acquired Geonav and Seemann businesses, restructuring, and increases in selling expenses and distribution costs, partially offset by a reduction in discretionary spending. Operating expenses were $77.0 million for the six months ended March 28, 2008, an increase of $3.7 million over the prior year quarter amount of $73.3 million due to the recently acquired Geonav and Seemann businesses, restructuring and severance costs, and increases in selling expenses and distribution costs, partially offset by a reduction in discretionary spending.

JOHNSON OUTDOORS INC.

Operating profit on a consolidated basis for the three months ended March 28, 2008 was $3.6 million compared to an operating profit of $4.6 million in the prior year quarter due to the factors impacting gross profit and operating expenses discussed above. Operating loss on a consolidated basis for the six months ended March 28, 2008 was $0.9 million compared to an operating profit of $2.4 million in the prior year period due to the factors impacting gross profit and operating expenses discussed above.

Interest expense totaled $1.5 million for the three months ended March 28, 2008, which was flat with the corresponding period of the prior year. Although the Company has continued to incur increased short term borrowings in fiscal 2008 to meet working capital needs, payments of $10.8 million were made on the Company's outstanding senior notes during the six months ended March 28, 2008 and overall interest rates on the Company’s debt were down year over year. Interest expense for the six months ended March 28, 2008 was $2.6 million, compared to $2.6 million in the corresponding period of the prior year.

Interest income was $0.2 million and $0.5 million, respectively, for the three and six months ended March 28, 2008, compared with $0.2 million and $0.4 million, respectively, for the three and six months ended March 30, 2007. Other expense included $0.3 million and $1.7 million in foreign currency exchange losses for the three and six month periods ended March 28, 2008, respectively largely consisting of a foreign currency exchange loss related to a U.S. dollar position in Switzerland as the Swiss franc strengthened significantly against the U.S. dollar. Foreign currency exchange losses were $0.0 and $0.1, respectively for the three and six month periods ended March 30, 2007.

The Company’s effective tax rate for the three and six months ended March 28, 2008 was 26.4% and 34.9%, respectively, compared to 43.1% and (100.3%), in the corresponding periods of the prior year, respectively. The prior year three and six month periods included the impact of tax refunds of $543, resulting in a larger tax benefit, which was not repeated in the current three and six month periods. Less significant items accounting for the change in the effective tax rate versus the prior year quarter and year to date periods included changes in the mix of income from generally lower tax jurisdictions in the prior year to relatively higher tax jurisdictions in the current year and foreign tax rate reductions, tax credits and incentives in the current three month and six month periods.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109. This Interpretation provides a consistent recognition threshold and measurement attribute, as well as criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48), effective in the first quarter of the fiscal year ending in September 2008 with no impact on its consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1.1 million accrued for uncertain tax positions which included $0.1 million for interest as of September 28, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various states and foreign jurisdictions. Primarily as a result of loss carry forwards, the Company is still open to federal and state audits dating back to the 1993 taxable year. The Company is not currently undergoing tax audits in the U.S. or for any major foreign tax jurisdiction. As of the adoption date, the tax years subject to review in Switzerland, Italy, Germany, and France were the years after 1997, 2003, 2005, and 2006, respectively. There have been no material changes in unrecognized tax benefits as a result of tax positions taken in the three and six month periods ended March 28, 2008. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

On December 17, 2007, management committed to divest the Company’s Escape business and is continuing to explore strategic alternatives for its Escape business. This decision resulted in the reporting of the Escape business as a discontinued operation in the current period and the reclassification of the results of this business as discontinued operations for comparable reporting periods. The Company recorded after tax losses related to the discontinued Escape business of $0.3 million and $0.3 million during the three month periods ended March 28, 2008 and March 30, 2007 and $1.4 million and $0.6 million during the six month periods ended March 28, 2008 and March 30, 2007, respectively.

JOHNSON OUTDOORS INC.

Net Income (loss)

Net income for the three months ended March 28, 2008 was $0.5 million, or $0.05 per diluted common class A and B share, compared to $1.6 million, or $0.17 per diluted common class A and B share, for the corresponding period of the prior year due to the factors discussed above.

Net loss for the six months ended March 28, 2008 was $4.2 million, or ($0.46) per diluted common class A and B share, compared to net income of $0.0 million, or $0.00 per diluted common class A and B share, for the corresponding period of the prior year due to the factors discussed above.

Financial Condition

Historically, as of the end of the Company’s second fiscal quarter each year, the Company is heavily invested in operating assets to support its selling season, which is strongest in the second and third quarters of the Company’s fiscal year.

Accounts receivable net of allowance for doubtful accounts were $120.2 million as of March 28, 2008, an increase of $8.7 million compared to $111.5 million as of March 30, 2007. The increase year over year was due to the acquisitions of Geonav and Seemann, which added $8.5 million, and foreign currency translation of $3.3 million, offset by collections.

Inventories were $115.1 million as of March 28, 2008, an increase of $22.5 million compared to $92.6 million as of March 30, 2007. The increase year over year was due to the acquisitions of Geonav and Seemann, which added $9.7 million, foreign currency translation of $4.6 million and lower than expected sales.

Accounts payable were $33.6 million, a decrease of $5.0 million compared to $38.6 million as of March 30, 2007. The decrease year over year was due to higher business activity and extended vendor payment cycles in the prior year.

The Company's debt-to-total capitalization ratio has increased to 36% as of March 28, 2008 from 33% as of March 30, 2007. The Company paid $10.8 million on its outstanding senior notes, but incurred short-term borrowings and issued long term debt to support higher working capital balances during the six month period ended March 28, 2008.

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Six Months Ended
	March 28 2008	March 30 2007
Cash provided by (used for):
Operating activities	$(77.4)	$(64.3)
Investing activities	(10.9)	(7.2)
Financing activities	71.6	55.4
Effect of exchange rate changes	5.1	1.1
Decrease in cash and temporary cash investments	$(11.6)	$(15.0)

Operating Activities

Cash flows used for operations totaled $77.4 million for the six months ended March 28, 2008 compared with $64.3 million used for operations for the corresponding period of the prior year.

JOHNSON OUTDOORS INC.

Accounts receivable increased $57.3 million for the six months ended March 28, 2008, down from a $58.1 million increase in the prior year period, which was consistent with sales trends. Inventories increased by $18.6 million for the six months ended March 28, 2008 compared to an increase of $28.1 million in the prior year period. The decrease in inventory growth year over year was due to entering the fiscal year with higher inventory levels. Accounts payable and accrued liabilities increased $1.9 million for the six months ended March 28, 2008 versus an increase of $20.4 million for the corresponding period of the prior year. The decrease in accounts payable growth year-over-year reflects slower inventory growth and entering the fiscal year with higher payable balances.

Including the amortization of deferred finance costs, depreciation and amortization charges were $4.9 million for the six months ended March 28, 2008 and $4.6 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $10.9 million for the six months ended March 28, 2008 and $7.2 million for the corresponding period of the prior year. Capital expenditures totaled $5.3 million for the six months ended March 28, 2008 and $5.7 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. In fiscal 2008, the Company's capital expenditures are anticipated to be roughly equal to prior year levels as the Company completed construction of a floodwall in fiscal 2007 but will invest in tooling, leasehold improvements, as well as new ERP systems in its Canadian and domestic Outdoor Equipment businesses in fiscal 2008. These expenditures are expected to be funded by working capital or existing credit facilities.

On November 16, 2007, the Company acquired 100% of the common stock of Geonav S.r.l. (Geonav), a marine electronics company located in Europe for approximately $5.7 million (cash of $1.9 million, transaction costs of $0.4 million, and assumed debt of $3.4 million), subject to final price adjustments. On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1.4 million, plus $0.1 million in transaction costs.

Financing Activities

Cash flows provided by financing activities totaled $71.6 million for the six months ended March 28, 2008 and $55.4 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $10.8 million and $17.0 million during the first six months of fiscal years 2008 and 2007, respectively.

The Company had borrowings outstanding on revolving credit facilities of $45.0 million ($3.0 million at an interest rate of 3.38%, $8.0 million at an interest rate of 3.56%, $8.0 million at an interest rate of 3.63%, $6.0 million at an interest rate of 3.75%, $17.0 million at an interest rate of 3.88% and $3.0 million at an interest rate of 5.25%) as of March 28, 2008. The Company incurred short-term borrowings during the six month period ended March 28, 2008 to meet working capital needs.

On February 12, 2008, the Company entered into a Term Loan Agreement with JPMorgan Chase Bank N.A. The new credit facility consists of a $60.0 million term loan maturing on February 12, 2013, bearing interest at a LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varies between 1.25% and 2.00%. At March 28, 2008, the margin in effect was 1.50% for LIBOR loans.

JOHNSON OUTDOORS INC.

On October 29, 2007 the Company entered into a forward starting interest rate swap with a notional amount of $60.0 million, receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over the period beginning December 14, 2007 and ending December 14, 2012. Interest is payable quarterly, starting on March 14, 2008. The Swap has been designated as a cash flow hedge and is expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate. The effect of the interest rate swap is to lock the interest rate on $60.0 million of three-month floating rate LIBOR debt at 4.685% before applying the applicable margin.

Our credit agreements contain restrictive covenants regarding the Company’s net worth, indebtedness, fixed charge coverage and distribution of earnings. As of the date of this report, the Company was in compliance with the restrictive covenants of such agreements, as amended from time to time.

JOHNSON OUTDOORS INC.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at March 28, 2008.

	Payment Due by Period
(millions)	Total	Remainder 2008	2009/10	2011/12	2013 & After
Long-term debt	$70.0	$--	$10.0	$--	$60.0
Short-term debt	45.0	45.0	--	--	--
Operating lease obligations	24.9	3.0	8.0	5.6	8.3
Open purchase orders	61.7	61.7	--	--	--
Contractually obligated interest payments	13.9	2.0	5.6	5.2	1.1
Total contractual obligations	$215.5	$111.7	$23.6	$10.8	$69.4

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of March 28, 2008. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the amount of borrowings and the interest rates on that facility. Estimated future interest payments on the $60.0 million floating rate LIBOR term debt were calculated using the market rate applicable in the current period and assumed this rate would not change over the life of the term loan. Actual LIBOR market rates may differ significantly from this estimate.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at March 28, 2008 totaled $2.5 million.

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

Foreign Operations

The Company has significant foreign operations for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 27% of the Company’s revenues for the six months ended March 28, 2008 were denominated in currencies other than the U.S. dollar. Approximately 16% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.

In the past the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2007 or the first six months of fiscal 2008.

JOHNSON OUTDOORS INC.

Interest Rates

The Company uses interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates, which are largely LIBOR based. As disclosed in Note 12 of the notes to the condensed consolidated financial statements, on October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million. The Swap has been designated as a cash flow hedge. The market value of the Swap (a $4.1 million loss) was recorded as a reduction of other comprehensive income in equity net of tax, in accordance with FAS 133 hedge accounting principles.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at March 28, 2008:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$0.1	$0.7

The Company had outstanding $10.0 million in an unsecured senior note as of March 28, 2008. The senior note bears interest at 7.82% and is to be repaid in December 2008. The fair market value of the Company’s fixed rate senior notes was $10.6 million as of March 28, 2008. The Company had $60.0 million outstanding in a LIBOR based term loan, maturing on February 12, 2013, with interest payable quarterly. The term loan bears interest at three-month LIBOR, which is reset each quarter at the prevailing three month LIBOR. The fair market value of this term loan was $60.0 as of March 28, 2008.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 28, 2007 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the six months ended March 28, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2010 fiscal year.

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

PART II      OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of the shareholders held on March 1, 2008 (the “Annual Meeting”), the shareholders voted to elect the following individuals as directors for terms that expire at the next annual meeting:

	Votes Cast For	Votes Withheld	Total Votes Cast
Class A Directors:
Terry E. London	7,567,749	48,293	7,616,042
John M. Fahey, Jr.	7,567,999	48,043	7,616,042
Class B Directors:
Helen P. Johnson-Leipold	1,198,812	--	1,198,812
Thomas F. Pyle, Jr.	1,198,812	--	1,198,812
W. Lee McCollum	1,198,812	--	1,198,812
Edward F. Lang	1,198,812	--	1,198,812

At the Annual Meeting, the shareholders voted on two management proposals as set forth below:

	Votes Cast For (1)	Votes Cast Against (1)	Abstentions and Broker Non-votes (1)	Total Votes Cast
Proposal to ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as auditors of the Company for its fiscal year ending October 3, 2008	18,690,660	83,386	162,640	18,936,686
Proposal to amend and restate the Johnson Outdoors Inc. Worldwide Key Executives Discretionary Bonus Plan	19,594,475	7,696	1,991	19,604,162

___________________________________
(1) Votes cast for or against and abstentions with respect to this proposal reflect that holders of Class B shares are entitled to 10 votes per share for matters other than the election of directors.

JOHNSON OUTDOORS INC.
Item 6. Exhibits

See Exhibit Index to this Form 10-Q report.

JOHNSON OUTDOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 5, 2008
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer
/s/ David W. Johnson
David W. Johnson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description
10.1
Term Loan Agreement, dated as of February 12, 2008, among Johnson Outdoors, Inc., JPMorgan Chase Bank, N.A., as lender and agent, and the other lenders named therein (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on February 19, 2008).

10.2
Amended and Restated Credit Agreement, dated as of February 12, 2008, among Johnson Outdoors, Inc., JPMorgan Chase Bank, N.A., as lender and agent, and the other lenders named therein (filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on February 19, 2008).

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