Form 10-Q/A
period 2008-03-28
JOHNSON OUTDOORS INC
filed 2008-05-09
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Johnson Outdoors Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2008, as filed with the Securities and Exchange Commission on May 5, 2008, to correct a typographical error contained in the Condensed Consolidated Balance Sheet in Part I, Item 1 in the line item “Total shareholders’ equity” for the period ended March 28, 2008 (unaudited).  The amount has been changed from $203,748 in the original filing to $206,748 in this amended filing.

JOHNSON OUTDOORS INC.

PART I           FINANCIAL INFORMATION

Item 1.            Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Six Months Ended
	March 28 2008	March 30 2007	March 28 2008	March 30 2007
Net sales	$121,813	$121,972	$197,780	$193,399
Cost of sales	75,007	74,815	121,685	117,721
Gross profit	46,806	47,157	76,095	75,678
Operating expenses:
Marketing and selling	27,853	26,391	48,020	44,989
Administrative management, finance and information systems	11,833	11,976	22,298	20,857
Research and development	3,239	3,223	6,264	6,073
Profit sharing	234	959	447	1,383
Total operating expenses	43,159	42,549	77,029	73,302
Operating profit (loss)	3,647	4,608	(934)	2,376
Interest income	(197)	(189)	(485)	(359)
Interest expense	1,475	1,533	2,555	2,556
Other (income) expense, net	1,306	(131)	1,360	(130)
Income (loss) before income taxes	1,063	3,395	(4,364)	309
Income tax expense (benefit)	281	1,464	(1,522)	(310)
Income (loss) from continuing operations	782	1,931	(2,842)	619
Loss from discontinued operations, net of income tax benefit of $188, $199, $814 and $350, respectively	(320)	(338)	(1,386)	(595)
Net income (loss)	$462	$1,593	$(4,228)	$24
Weighted average common – Basic:
Class A	7,856,666	7,810,086	7,855,261	7,798,863
Class B	1,217,342	1,217,977	1,217,376	1,217,977
Dilutive stock options and restricted stock	179,509	153,231	182,860	159,830
Weighted average common – Dilutive	9,253,517	9,181,294	9,255,497	9,176,670
Income (loss) from continuing operations per common share – Basic:
Class A	$0.09	$0.22	$(0.31)	$0.07
Class B	$0.09	$0.19	$(0.31)	$0.06
Loss from discontinued operations per common share – Basic:
Class A	$(0.04)	$(0.04)	$(0.15)	$(0.07)
Class B	$(0.04)	$(0.03)	$(0.15)	$(0.06)
Income (loss) per common share – Basic:
Class A	$0.05	$0.18	$(0.46)	$0.00
Class B	$0.05	$0.16	$(0.46)	$0.00
Income (loss) from continuing operations per common Class A and B share – Dilutive	$0.09	$0.21	$(0.31)	$0.07
Loss from discontinued operations per common Class A and B share – Dilutive	$(0.04)	$(0.04)	$(0.15)	$(0.07)
Income (loss) per common Class A and B share – Dilutive	$0.05	$0.17	$(0.46)	$0.00
Dividends per share:
Class A Common Stock	$0.055	$--	$0.055	$--
Class B Common Stock	$0.050	$--	$0.050	$--

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	March 28 2008 (unaudited)	September 28 2007 (audited)	March 30 2007 (unaudited)
Assets
Current assets:
Cash and temporary cash investments	$27,662	$39,232	$36,738
Accounts receivable, less allowance for doubtful accounts of $2,580, $2,267 and $2,492, respectively	120,168	57,275	111,533
Inventories, net	115,126	87,726	92,568
Deferred income taxes	14,501	11,029	9,828
Other current assets	9,151	8,253	10,813
Assets held for sale	358	1,706	1,341
Total current assets	286,966	205,221	262,821
Property, plant and equipment, net	37,781	36,406	32,912
Deferred income taxes	14,632	13,097	14,526
Goodwill	58,245	51,454	44,636
Intangible assets, net	6,634	6,638	4,548
Other assets	7,896	6,868	6,117
Total assets	$412,154	$319,684	$365,560
Liabilities And Shareholders' Equity
Current liabilities:
Short-term notes payable	$45,000	$22,000	$72,000
Current maturities of long-term debt	10,001	10,800	10,801
Accounts payable	33,612	23,051	38,550
Accrued liabilities:
Salaries, wages and benefits	12,958	15,485	13,181
Accrued discounts and returns	7,245	5,524	7,131
Accrued interest payable	181	610	865
Income taxes payable	936	2,192	160
Other	17,712	16,619	18,930
Liabilities held for sale	226	938	118
Total current liabilities	127,871	97,219	161,736
Long-term debt, less current maturities	60,004	10,006	10,005
Other liabilities	17,531	12,294	8,789
Total liabilities	205,406	119,519	180,530
Shareholders' equity:
Preferred stock: none issued	--	--	--
Common stock:
Class A shares issued: March 28, 2008, 7,995,689; September 28, 2007, 7,949,617; March 30, 2007, 7,931,976	400	397	397
Class B shares issued (convertible into Class A): March 28, 2008, 1,217,309; September 28, 2007, 1,217,409; March 30, 2007, 1,217,977	61	61	61
Capital in excess of par value	57,585	56,835	56,236
Retained earnings	120,894	126,253	118,039
Accumulated other comprehensive income	27,808	16,619	10,297
Total shareholders' equity	206,748	200,165	185,030
Total liabilities and shareholders' equity	$412,154	$319,684	$365,560

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Six Months Ended
	March 2008	March 30 2007
Cash Used For Operating Activities
Net income (loss)	$(4,228)	$24
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	4,645	4,432
Amortization of intangible assets	236	50
Amortization of deferred financing costs	63	88
Stock based compensation	306	358
Deferred income taxes	(4,931)	(316)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(57,270)	(58,127)
Inventories, net	(18,582)	(28,134)
Accounts payable and accrued liabilities	1,912	20,449
Other current assets	368	(2,927)
Other, net	100	(222)
	(77,381)	(64,325)
Cash Used For Investing Activities
Payments for purchase of business	(5,663)	(1,503)
Additions to property, plant and equipment	(5,255)	(5,739)
	(10,918)	(7,242)
Cash Provided By Financing Activities
Net borrowings from short-term notes payable	22,997	72,000
Net borrowings from long-term debt	60,000	--
Principal payments on senior notes and other long-term debt	(10,800)	(17,001)
Excess tax benefits from stock based compensation	15	4
Dividends paid	(999)	--
Common stock transactions	432	443
	71,645	55,446
Effect of foreign currency fluctuations on cash	5,084	1,170
Decrease in cash and temporary cash investments	(11,570)	(14,951)
Cash And Temporary Cash Investments
Beginning of period	39,232	51,689
End of period	$27,662	$36,738

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

Basic EPS

Under the provisions of SFAS No. 128 and EITF 03-06, basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding less any non-vested stock.  In periods with cumulative year to date net income and undistributed income, the undistributed income for each period is allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each such class is entitled to receive.  In periods where there is a cumulative net loss or no undistributed income because distributions through dividends exceeds net income, Class B shares are treated as non-dilutive and losses are allocated equally on a per share basis among Class A and Class B shareholders.

For the three month period ended March 28, 2008, basic income per share was the same for both Class A and Class B shares as there was no undistributed income. For the six month period ended March 28, 2008, basic income (loss) per share is the same for both Class A and Class B shares because cumulative year to date losses have been incurred. For the three month and six month periods ended March 30, 2007, basic income per share for Class A and Class B shares has been presented using the two class method in accordance with EITF 03-06.

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

Restricted Stock

All shares of restricted stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or over a period of three to five years. The Company granted 6,540 and 6,850 shares of restricted stock with a total value of $125 in both of the three month periods ended March 28, 2008 and March 30, 2007, respectively. Grants of restricted stock were 35,972 and 41,982 with a total value of $782 and $773 for the six month periods ending March 28, 2008 and March 30, 2007 respectively. Amortization expense related to the restricted stock was $164 and $216 during the three months ended March 28, 2008 and March 30, 2007, and $306 and $334 for the six months ended March 28, 2008 and March 30, 2007, respectively. Unvested restricted stock issued and outstanding as of March 28, 2008 totaled 134,534 shares, having a gross unamortized value of $1,272, which will be amortized to expense through November 2012.

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

JOHNSON OUTDOORS INC.

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

JOHNSON OUTDOORS INC.

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

JOHNSON OUTDOORS INC.

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

JOHNSON OUTDOORS INC.

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

The Company’s effective tax rate for the three and six months ended March 28, 2008 was 26.4% and 34.9%, respectively, compared to 43.1% and (100.3%), in the corresponding periods of the prior year, respectively. The prior year three and six month periods included the impact of tax refunds of $543, resulting in a larger tax benefit, which was not repeated in the current three and six month periods. Less significant items accounting for the change in the effective rate versus the prior year quarter and year to date periods included changes in the mix of income from generally lower tax jurisdictions in the prior year to relatively higher tax jurisdictions in the current year and foreign tax rate reductions, tax credits and incentives in the current three month and six month periods.

JOHNSON OUTDOORS INC.

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

JOHNSON OUTDOORS INC.

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

On November 16, 2007, the Company acquired 100% of the common stock of Geonav S.r.l. (Geonav), a marine electronics company located in Europe for approximately $5.7 million (cash of $1.9 million, transaction costs of $0.4 million, and assumed debt of $3.4 million),. On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1.4 million, plus $0.1 million in transaction costs.

JOHNSON OUTDOORS INC.

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

On February 12, 2008, the Company entered into a Term Loan Agreement with JPMorgan Chase Bank N.A. The new credit facility consists of a $60.0 million term loan maturing on February 12, 2013, bearing interest at a three month LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varies between 1.25% and 2.00%. At March 28, 2008, the margin in effect was 1.50% for LIBOR loans.

On October 29, 2007, the Company entered into a forward starting interest rate swap with a notional amount of $60.0 million, receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over the period beginning December 14, 2007 and ending December 14, 2012. Interest is payable quarterly, starting on March 14, 2008. The Swap has been designated as a cash flow hedge and is expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate. The effect of the interest rate swap is to lock the interest rate on $60.0 million of three-month floating rate LIBOR debt at 4.685% before applying the applicable margin.

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

JOHNSON OUTDOORS INC.

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

Interest Rates

The Company uses interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates, and are largely LIBOR based. As disclosed in Note 12 of the notes to the condensed consolidated financial statements, on October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million. The Swap has been designated as a cash flow hedge. The market value of the Swap (a $4.1 million loss) was recorded as a reduction of other comprehensive income in equity net of tax, in accordance with FAS 133 hedge accounting principles.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are metals and packaging materials.

JOHNSON OUTDOORS INC.

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

The Company had outstanding $10.0 million in an unsecured senior note as of March 28, 2008. The senior note bears interest at 7.82% and is to be repaid in December 2008. The fair market value of the Company’s fixed rate senior note was $10.6 million as of March 28, 2008. The Company had $60.0 million outstanding in a LIBOR based term loan, maturing on February 12, 2013, with interest payable quarterly. The term loan bears interest at three-month LIBOR, which is reset each quarter at the prevailing three month LIBOR. The fair market value of this term loan was $60.0 as of March 28, 2008.

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

PART II          OTHER INFORMATION

Item 6.             Exhibits

See Exhibit Index to this Form 10-Q/A report.

JOHNSON OUTDOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 9, 2008
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