Form 10-Q
period 2008-06-27
JOHNSON OUTDOORS INC
filed 2008-08-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

As of July 15, 2008, 8,005,255 shares of Class A and 1,217,309 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I                       FINANCIAL INFORMATION

Item 1.                 Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended		Nine Months Ended
	June 27 2008	June 29 2007	June 27 2008	June 29 2007
Net sales	$141,243	$149,868	$339,023	$343,267
Cost of sales	85,492	86,130	207,177	203,851
Gross profit	55,751	63,738	131,846	139,416
Operating expenses:
Marketing and selling	30,293	30,484	78,313	75,473
Administrative management, finance and information systems	8,257	10,632	30,555	31,489
Research and development	3,065	3,049	9,329	9,122
Litigation settlement	--	4,400	--	4,400
Profit sharing	(433)	390	14	1,773
Total operating expenses	41,182	48,955	118,211	122,257
Operating profit	14,569	14,783	13,635	17,159
Interest income	(118)	(106)	(603)	(465)
Interest expense	1,651	1,572	4,206	4,128
Other (income) expense, net	(304)	(527)	1,056	(657)
Income before income taxes	13,340	13,844	8,976	14,153
Income tax expense	5,453	5,509	3,931	5,199
Income from continuing operations	7,887	8,335	5,045	8,954
Loss from discontinued operations, net of income tax benefit of $61, $39, $875 and $389, respectively	(104)	(67)	(1,490)	(662)
Net income	$7,783	$8,268	$3,555	$8,292
Weighted average common – Basic:
Class A	7,875,835	7,836,312	7,862,119	7,811,345
Class B	1,217,309	1,217,964	1,217,353	1,217,973
Dilutive stock options and restricted stock	149,392	207,909	175,571	209,182
Weighted average common – Dilutive	9,242,536	9,262,185	9,255,043	9,238,500
Income from continuing operations per common share – Basic:
Class A	$0.88	$0.93	$0.56	$1.01
Class B	$0.79	$0.84	$0.50	$0.90
Loss from discontinued operations per common share – Basic:
Class A	$(0.01)	$--	$(0.16)	$(0.08)
Class B	$(0.01)	$(0.01)	$(0.15)	$(0.07)
Income per common share – Basic:
Class A	$0.87	$0.93	$0.40	$0.93
Class B	$0.78	$0.83	$0.35	$0.83
Income from continuing operations per common Class A and B share – Dilutive	$0.85	$0.90	$0.55	$0.97
Loss from discontinued operations per common Class A and B share – Dilutive	$(0.01)	$(0.01)	$(0.17)	$(0.07)
Income per common Class A and B share – Dilutive	$0.84	$0.89	$0.38	$0.90
Dividends per share:
Class A Common Stock	$0.055	$0.055	$0.165	$0.055
Class B Common Stock	$0.050	$0.050	$0.150	$0.050

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	June 27 2008 (unaudited)	September 28 2007 (audited)	June 29 2007 (unaudited)
Assets
Current assets:
Cash and temporary cash investments	$22,292	$39,232	$35,426
Accounts receivable, less allowance for doubtful accounts of $2,447, $2,267 and $2,484, respectively	103,780	57,275	107,248
Inventories, net	96,964	87,726	84,203
Deferred income taxes	11,835	11,029	9,859
Other current assets	8,756	8,253	7,997
Assets held for sale	131	1,706	1,791
Total current assets	243,758	205,221	246,524
Property, plant and equipment, net	38,438	36,406	33,234
Deferred income taxes	13,941	13,097	15,205
Goodwill	57,547	51,454	51,073
Intangible assets, net	6,531	6,638	4,550
Other assets	7,284	6,868	6,160
Total assets	$367,499	$319,684	$356,746
Liabilities And Shareholders' Equity
Current liabilities:
Short-term notes payable	$--	$22,000	$51,042
Current maturities of long-term debt	10,001	10,800	10,801
Accounts payable	28,755	23,051	28,468
Accrued liabilities:
Salaries, wages and benefits	10,691	15,485	13,186
Accrued discounts and returns	7,596	5,524	7,155
Accrued interest payable	258	610	330
Income taxes payable	3,432	2,192	5,713
Litigation settlement	--	--	4,400
Other	18,971	16,619	21,579
Liabilities held for sale	62	938	665
Total current liabilities	79,766	97,219	143,339
Long-term debt, less current maturities	60,003	10,006	10,006
Other liabilities	13,704	12,294	9,081
Total liabilities	153,473	119,519	162,426
Shareholders' equity:
Preferred stock: none issued	--	--	--
Common stock:
Class A shares issued: June 27, 2008, 8,005,255; September 28, 2007, 7,949,617; June 29, 2007, 7,949,087	400	397	397
Class B shares issued (convertible into Class A): June 27, 2008, 1,217,309; September 28, 2007, 1,217,409; June 29, 2007, 1,217,939	61	61	61
Capital in excess of par value	57,901	56,835	56,620
Retained earnings	128,177	126,253	125,809
Accumulated other comprehensive income	27,566	16,619	11,433
Treasury stock at cost, 4,881 shares of Class A Common Stock	(79)	--	--
Total shareholders' equity	214,026	200,165	194,320
Total liabilities and shareholders' equity	$367,499	$319,684	$356,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	Nine Months Ended
	June 27 2008	June 29 2007
Cash Used For Operating Activities
Net income	$3,555	$8,292
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	6,930	6,850
Amortization of intangible assets	331	74
Amortization of deferred financing costs	110	132
Stock based compensation	583	489
Deferred income taxes	(1,587)	(1,026)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(40,785)	(52,886)
Inventories, net	(902)	(18,391)
Accounts payable and accrued liabilities	(1,128)	21,624
Other current assets	855	(243)
Other, net	(479)	199
	(32,517)	(34,886)
Cash Used For Investing Activities
Payments for purchase of business	(5,788)	(9,595)
Additions to property, plant and equipment	(8,356)	(8,255)
	(14,144)	(17,850)
Cash Provided By Financing Activities
Net borrowings (repayments) from short-term notes payable	(22,001)	51,040
Borrowings from long-term debt	60,000	--
Principal payments on senior notes	(10,800)	(17,001)
Excess tax benefits from stock based compensation	15	37
Dividends paid	(1,499)	--
Common stock transactions	471	663
	26,186	34,739
Effect of foreign currency fluctuations on cash	3,535	1,734
Decrease in cash and temporary cash investments	(16,940)	(16,263)
Cash And Temporary Cash Investments
Beginning of period	39,232	51,689
End of period	$22,292	$35,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of June 27, 2008 and June 29, 2007 and the results of operations for the three and nine months ended June 27, 2008 and June 29, 2007, and cash flows for the nine months ended June 27, 2008 and June 29, 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2007 which was filed with the Securities and Exchange Commission on December 12, 2007.

Because of seasonal and other factors, the results of operations for the nine months ended June 27, 2008 are not necessarily indicative of the results to be expected for the Company's full 2008 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2         Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and is continuing to explore strategic alternatives for its Escape brand products. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Escape business have been reported as discontinued operations in the condensed consolidated statements of operations for the three and nine month periods ended June 27, 2008 and June 29, 2007, and in the condensed consolidated balance sheets as of June 27, 2008, September 28, 2007, and June 29, 2007. The Company recorded after tax losses related to the discontinued Escape business of $104 and $67 during the three month periods ended June 27, 2008 and June 29, 2007 and $1,490 and $662 during the nine month periods ended June 27, 2008 and June 29, 2007, respectively. Revenues of the Escape business were $22 and $702 during the three month periods ended June 27, 2008 and June 29, 2007 and $194 and $1,127 during the nine month periods ended June 27, 2008 and June 29, 2007, respectively.

3         Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $103,780 as of June 27, 2008 from $57,275 as of September 28, 2007 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

JOHNSON OUTDOORS INC.

4         Income (Loss) per Share

Net income or loss per share of Class A Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share (SFAS No. 128) using the two-class method.

Holders of Class A Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (EITF 03-06), the undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each such class is entitled to receive.

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

For the three month and nine month periods ended June 27, 2008 and June 29, 2007, basic income per share for Class A and Class B shares has been presented using the two class method in accordance with EITF 03-06.

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

For the three and nine month periods ended June 27, 2008 and June 29, 2007, diluted net income per share reflects the effect of dilutive stock options and non-vested stock using the treasury method and assumes the conversion of Class B Common Stock into Class A Common Stock.

5         Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and other management-level employees and by non-employee directors. The plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options. Shares available for grant under the Company’s stock ownership plans to key executives and other management-level employees and non-employee directors were 500,458 at June 27, 2008.

JOHNSON OUTDOORS INC.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

There was no compensation expense for stock options recognized by the Company for the three or nine months ended June 27, 2008 and June 29, 2007. The Company’s stock options outstanding are all fully vested, with no further compensation expense to be recognized. There were no grants of stock options during the three or nine months ended June 27, 2008.

A summary of stock option activity for the nine months ended June 27, 2008 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at September 28, 2007	286,393	$8.66	3.0	$3,713
Granted	--
Exercised	(10,000)	17.50		44
Outstanding and exercisable at June 27, 2008	276,393	$8.34	2.4	$2,098

Restricted Stock

All shares of restricted stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or over a period of three to five years. No grants of restricted stock were made in the three month period ended June 27, 2008.  The Company granted 1,346 shares of restricted stock with a total value of $25 in the three month period ended June 29, 2007.  Grants of restricted stock were 35,972 and 43,328 with a total value of $782 and $798 for the nine month periods ending June 27, 2008 and June 29, 2007 respectively. Amortization expense related to restricted stock was $152 and $131 during the three months ended June 27, 2008 and June 29, 2007, and $583 and $465 for the nine months ended June 27, 2008 and June 29, 2007, respectively. Unvested restricted stock issued and outstanding as of June 27, 2008 totaled 109,277 shares, having a gross unamortized value of $1,120, which will be amortized to expense through November 2012 or adjusted for changes in future estimated or actual forfeitures.  Restricted stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of restricted shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company totaled 4,881 for the three and nine month periods ended June 28, 2008.

A summary of unvested restricted stock activity for the nine months ended June 27, 2008 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 28, 2007	105,102	$17.39
Restricted stock grants	35,972	21.75
Restricted stock vested	(31,797)	17.77
Unvested restricted stock at June 27, 2008	109,277	$18.72

JOHNSON OUTDOORS INC.

Phantom Stock Plan

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees were entitled to earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized no expense under the phantom stock plan during the three or nine month periods ended June 27, 2008, respectively, or the three month period ended June 29, 2007 and recognized expense of $24 during the nine months ended June 29, 2007. The Company made payments of $319 to participants in this plan during the nine months ended June 29, 2007.  No payments were made to participants in this plan during the three or nine months ended June 27, 2008 or the three months ended June 29, 2007. There were no grants of phantom shares by the Company in fiscal 2008 or 2007 and the Company does not anticipate grants of phantom shares in the future.

Employees’ Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company recognized expense under the stock purchase plan of $0 and $30 during the three and nine month periods ended June 27, 2008, respectively, and $31 during the three and nine month periods ended June 29, 2007. Shares available for purchase by employees under this plan were 55,764 at June 27, 2008. The Company issued 9,566 and 10,227 shares under the plan on April 18, 2008 and April 30, 2007, respectively.

6         Pension Plans

The components of net periodic benefit cost related to Company sponsored benefit plans for the three and nine months ended June 27, 2008 and June 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	June 27 2008	June 29 2007	June 27 2008	June 29 2007
Components of net periodic benefit cost:
Service cost	$197	$176	$512	$528
Interest on projected benefit obligation	303	231	805	694
Less estimated return on plan assets	270	218	732	654
Amortization of unrecognized:
Gain (loss)	(3)	67	44	201
Prior service cost	(1)	3	3	7
Transition asset	--	(1)	--	(2)
Net amount recognized	$226	$258	$632	$774

7         Income Taxes

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and nine months ended June 27, 2008 was 40.9% and 43.8%, respectively, compared to 39.8% and 36.7%, respectively, in the corresponding periods of the prior year. The prior year nine month period included the impact of a change in German tax legislation of $543, resulting in a larger tax benefit, which was not repeated in the current nine month period. Less significant items contributing to changes in the effective tax rate versus the prior year quarter and year to date periods include changes in the mix of income from generally lower tax jurisdictions in the prior year to relatively higher tax jurisdictions in the current year, and foreign tax rate reductions, which were partially offset by tax credits and incentives in the current three month and nine month periods.

JOHNSON OUTDOORS INC.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective in the quarter ending December 28, 2007 with no impact on its consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1,100 accrued for uncertain tax positions which included $100 for interest as of September 28, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,100. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various states and foreign jurisdictions. Primarily as a result of loss carry forwards, the Company is still open to federal and state audits dating back to the 1993 taxable year. The Company is not currently undergoing tax audits in the U.S. or for any major foreign tax jurisdiction. As of the adoption date of FIN 48, the tax years subject to review in Switzerland, Italy, Germany, and France were the years after 1997, 2003, 2005, and 2006, respectively. There have been no material changes in unrecognized tax benefits as a result of tax positions taken in the three and nine month periods ended June 27, 2008. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

8         Inventories

Inventories at the end of the respective periods consist of the following:

	June 27 2008	September 28 2007	June 29 2007
Raw materials	$32,014	$34,585	$32,418
Work in process	3,938	3,850	3,460
Finished goods	66,078	53,315	52,075
	102,030	91,750	87,953
Less inventory reserves	5,066	4,024	3,750
	$96,964	$87,726	$84,203

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

JOHNSON OUTDOORS INC.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”).  The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and provides guidance on how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2010 fiscal year. The Company does not anticipate that SFAS No. 160 will have any material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the second quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

10       Acquisitions

Seemann Sub GmbH & Co.

On April 2, 2007, the Company purchased the assets and assumed related liabilities of Seemann Sub GmbH & Co. KG (Seemann) from Seemann’s founders for $7,757, plus $178 in transaction costs and $446 in additional purchase price consideration to date. The purchase agreement provides for up to $223 in additional purchase price consideration over the 12 month period following closing based on the attainment of specific integration success criteria. The transaction was funded using cash on hand and was made to add to the breadth of the Diving product lines. Seemann, located in Wendelstein, Germany, is one of that country’s largest dive equipment providers. The purchase of the Seemann Sub brand expanded the Company’s product line with dive gear for the price-driven consumer. The Seemann product line is sold through the same channels as the Company’s other diving products and is included in the Company’s Diving segment.

The following table summarizes the final allocation of the purchase price, fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the Seemann acquisition.

JOHNSON OUTDOORS INC.

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

The Company is not required to present pro forma financial information with respect to the Seemann acquisition due to the immateriality of the transaction.

Geonav S.r.l.

On November 16, 2007, the Company acquired 100% of the common stock of Geonav S.r.l. (Geonav), a marine electronics company for approximately $5,788 (cash of $1,862, transaction costs of $546, and assumed debt of $3,380). The acquisition was funded with existing cash and credit facilities. Geonav is a major European brand of chart plotters based in Viareggio, Italy. The Company’s management believes that the purchase of Geonav will allow the Company to expand its product line and add to its marine electronics distribution channels in Europe. Also sold under the Geonav brand are marine autopilots, VHF radios and fishfinders. Geonav is included in the Company’s Marine Electronics segment.

The acquisition was accounted for using the purchase method and, accordingly, the Company's Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to present pro forma financial information with respect to the Geonav acquisition due to the immateriality of the transaction.

A preliminary allocation of the purchase price is as follows:

Total current assets	$8,482
Property, plant and equipment	55
Other intangibles	24
Goodwill	2,329
Total assets acquired	10,890
Total liabilities assumed	5,102
Net purchase price	$5,788

JOHNSON OUTDOORS INC.

The increases in goodwill assets during the nine months ended June 27, 2008 and June 29, 2007, respectively, are as follows:

	June 27 2008	June 29 2007
Balance at beginning of period	$51,454	$42,947
Amount attributable to Geonav acquisition	2,329	--
Amount attributable to Lendal acquisition	--	973
Amount attributable to Seemann purchase price allocation	158	6,354
Amount attributable to movements in foreign currencies	3,606	799
Balance at end of period	$57,547	$51,073

11       Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the nine months ended June 27, 2008 and June 29, 2007.

	June 27 2008	June 29 2007
Balance at beginning of period	$4,290	$3,844
Expense accruals for warranties issued during the period	3,240	3,196
Warranty accruals assumed	--	39
Less current period warranty claims paid	(2,331)	(1,959)
Balance at end of period	$5,199	$5,120

12       Forward Starting Interest Rate Swap

On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60,000 receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over the period beginning December 14, 2007 and ending December 14, 2012. Interest is payable quarterly, starting on March 14, 2008. The Swap has been designated as a cash flow hedge and is expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate. The effect of the Swap is to lock the interest rate on $60,000 of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin. The Swap had a market value equal to ($1,479) at June 27, 2008, which was recorded as a reduction of other comprehensive income in equity net of tax, in accordance with FAS 133 hedge accounting principles. The market value of the Swap will rise and fall as market expectations of future floating rate LIBOR interest rates over the five year life of the Swap change in relation to the fixed rate of 4.685%.

13       Comprehensive Income

Comprehensive income includes net income and changes in shareholders’ equity from non-owner sources. For the Company, the difference between net income and comprehensive income is due to cumulative foreign currency translation adjustments and the effect of recording the fair value of an interest rate swap designated as a cash flow hedge. Strengthening of worldwide currencies against the U.S. dollar created the Company's translation adjustment income for the three and nine months ended June 27, 2008 and June 29, 2007. The impact of the cash flow hedge on comprehensive income was the result of changes in five-year LIBOR rate futures during the three and nine month periods ended June 27, 2008.

JOHNSON OUTDOORS INC.

Comprehensive income for the respective periods consists of the following:

	Three Months Ended		Nine Months Ended
	June 27 2008	June 29 2007	June 27 2008	June 29 2007
Net income	$7,783	$8,268	$3,555	$8,292
Translation adjustments	(489)	1,136	11,836	4,480
Gain (loss) on cash flow hedge, net of tax	1,544	--	(888)	--
Comprehensive income	$8,838	$9,404	$14,503	$12,772

14       Restructuring

In May, 2007, the Company announced plans to relocate the operations of the Scubapro facility in Bad Säckingen, Germany into the recently purchased Seemann operations in Wendelstein, Germany. As a result of the relocation of the positions at the Bad Säckingen facility in fiscal 2007, the Company recognized an expense of $578, consisting of employee termination benefits and related costs of $428 and non-employee exit costs of $150, largely consisting of moving and contract termination costs. These charges were included in the administrative management, finance and information systems line in the Company’s Condensed Consolidated Statements of Operations and in the Diving segment in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. This relocation resulted in the movement and ultimate impact to 21 positions. The Company incurred charges of $74 in the nine month period ending June 27, 2008 to exit its lease of the Bad Säckingen facility. No further restructuring charges or payments are anticipated in the future. Total restructuring costs for the Bad Säckingen closure were $652, consisting of approximately $130 of contract exit costs, $428 of employee termination costs, and $94 of other exit costs.

The following represents a reconciliation of the changes in restructuring reserves related to projects through June 27, 2008:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 28, 2007	$147	$116	$--	$263
Activity during period ended June 27, 2008:
Additional charges (recoveries)
Charges to earnings	--	--	74	74
Settlement payments and other	(147)	(116)	(74)	(337)
Accrued liabilities as of June 27, 2008	$--	$--	$--	$--

JOHNSON OUTDOORS INC.

In March 2008, the Company announced plans to relocate the manufacturing of its UWATEC product line from its facility in Hallwil, Switzerland to its existing facility in Batam, Indonesia. The Batam, Indonesia facility had been used as a sub assembly facility for the UWATEC product lines. This move will serve as an expansion of the operations in that location and is being made in an effort to improve operating efficiencies and reduce inventory lead times and operating costs. The total costs incurred for this action during the three and nine month periods ended June 27, 2008 were $747 and $1,369 respectively, consisting of $302 and $409 of employee termination costs, and $445 and $960 of other costs. The Company expects the total cost of this action to be approximately $2,300 consisting of employee termination benefits and related costs of $800 and other costs of $1,500, largely consisting of project management, legal, moving and contract termination costs. These charges are included in the administrative management, finance and information systems line in the Company’s Condensed Consolidated Statements of Operations and in the Diving segment in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. This action impacted 35 employees, resulting in the elimination of 33 positions and the reassignment of 2 employees to other roles in the Company. The following represents a reconciliation of the changes in restructuring reserves related to projects through June 27, 2008:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 28, 2007	$--	$--	$--	$--
Activity during period ended June 27, 2008:
Additional charges (recoveries)
Charges to earnings	409	--	960	1,369
Settlement payments and other	--	--	(960)	(960)
Accrued liabilities as of June 27, 2008	$409	$--	$--	$409

In June 2008, the Company announced plans to restructure and downsize its Binghamton, New York operations due to continued significant declines in sales of Military tents.  The total costs incurred for this action during the three month period ended June 27, 2008 were $285, consisting entirely of employee termination costs. The Company expects the total cost of this action to be $335. Approximately $250 of payments will be made in the fourth quarter of fiscal 2008, $60 will be paid out in the first quarter of fiscal 2009, and the remainder will be paid out in the second quarter of fiscal 2009.  These charges are included in the administrative management, finance and information systems line in the Company’s Condensed Consolidated Statements of Operations and in the Outdoor Equipment segment in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations. This action resulted in the elimination of 27 positions.

The following represents a reconciliation of the changes in restructuring reserves related to projects through June 27, 2008:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 28, 2007	$--	$--	$--	$--
Activity during period ended June 27, 2008:
Additional charges (recoveries)
Charges to earnings	285	--	--	285
Settlement payments and other	--	--	--	--
Accrued liabilities as of June 27, 2008	$285	$--	$--	$285

JOHNSON OUTDOORS INC.

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

16       Long Term Debt Issuance

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

The new credit facility consists of a $60,000 term loan maturing on February 12, 2013. The term loan bears interest at a LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varies between 1.25% and 2.00%. At June 27, 2008, the margin in effect was 2.0% for LIBOR loans. Under the terms of the credit facility, the Company will be required to comply with certain financial and non-financial covenants. Among other restrictions, the Company will be restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum fixed charge coverage and leverage ratios. The most significant changes to the previous covenants include the minimum fixed charge coverage ratio increasing from 2.0 to 2.25 and the pledge of 65% of the shares of material foreign subsidiaries.

17       Change in Significant Accounting Estimate

During the three month period ended June 27, 2008, the Company reversed previously accrued bonus and incentive compensation expenses of $3,200 due to Management’s assessment of business performance compared to the financial targets upon which the bonus and incentive compensation awards were based.  Comparable expense in the prior year quarter was $1,500.

18       Segments of Business

The Company conducts its worldwide operations through separate global business units, each of which represents the Company's major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and nine month periods ended June 27, 2008 and June 29, 2007.

Net sales and operating profit include both sales to customers, as reported in the Company's condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets are those assets used in the Company's operations in each business unit at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	June 27 2008	June 29 2007	June 27 2008	June 29 2007
Net sales:
Marine electronics:
Unaffiliated customers	$62,269	$70,882	$157,017	$164,768
Interunit transfers	110	124	169	242
Outdoor equipment:
Unaffiliated customers	17,077	17,184	38,283	46,432
Interunit transfers	38	36	60	62
Watercraft:
Unaffiliated customers	34,525	36,332	71,666	70,339
Interunit transfers	124	112	167	150
Diving:
Unaffiliated customers	27,113	25,238	71,571	61,375
Interunit transfers	133	223	697	535
Other/Corporate	259	232	486	353
Eliminations	(405)	(495)	(1,093)	(989)
	$141,243	$149,868	$339,023	$343,267
Operating profit:
Marine electronics	$7,696	$12,551	$13,442	$21,559
Outdoor equipment	2,412	2,806	2,784	5,681
Watercraft	3,583	(1,094)	1,240	(3,043)
Diving	2,443	3,014	3,579	3,769
Other/Corporate	(1,565)	(2,494)	(7,410)	(10,807)
	$14,569	$14,783	$13,635	$17,159
Total assets (end of period):
Marine electronics			$121,159	$115,163
Outdoor equipment			26,001	32,230
Watercraft			80,271	78,050
Diving			111,557	115,016
Other/Corporate			28,380	14,496
Assets held for sale			131	1,791
			$367,499	$356,746

JOHNSON OUTDOORS INC.

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the nine months ended June 27, 2008 and June 29, 2007. All monetary amounts, other than share and per share amounts, are stated in millions.

Our MD&A is presented in the following sections:

•	Forward Looking Statements
•	Trademarks
•	Overview
•	Results of Operations
•	Financial Condition
•	Obligations and Off Balance Sheet Arrangements
•	Market Risk Management
•	Critical Accounting Policies and Estimates
•	New Accounting Pronouncements

Our MD&A should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2007 which was filed with the Securities and Exchange Commission on December 12, 2007.

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

JOHNSON OUTDOORS INC.

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

Highlights

Net sales for the quarter ended June 27, 2008 were $141.2 million, down $8.7 million or 5.8% compared to net sales of $149.9 million for the prior year quarter. Key changes in the quarter included:

•
Marine Electronics sales decreased 12.1% from the prior year quarter largely due to a soft domestic boat market, partially offset by incremental sales from the GEONAV business acquired in November, 2007.

•	Watercraft sales were down 4.9% versus the prior year quarter due primarily to the effect of economic uncertainty in the retail marketplace.
•	Diving sales were up 7.1% due to favorable foreign currency translation.
•	Outdoor Equipment sales were essentially flat with the prior year quarter as sales gains in Consumer were virtually offset by lower military and commercial tent sales.

Gross profit margins were 39.5% for the quarter ended June 27, 2008, compared to 42.5% in the prior year quarter, due to lower volume and unfavorable product mix at Marine Electronics; unfavorable product mix and lower production volume in Outdoor Equipment; lower production volume, unfavorable product mix, and higher raw material costs at Watercraft, and currency impacts on purchased product, lower production volumes, and close out sales in Diving.

Operating expenses for the quarter ended June 27, 2008 were down $7.8 million from the prior year quarter driven primarily by the reversal of bonus and incentive compensation expenses in the current year quarter of $3.2 million versus an expense of $1.5 million in the prior year quarter, the negative impact of a $4.4 million legal settlement in the prior year quarter, partially offset by $1.0 million of costs associated with the relocation of dive computer manufacturing.

Seasonality

The Company’s business is seasonal in nature. The third quarter ended June 27, 2008 falls within the Company’s primary selling season.  Third quarter sales are historically the highest of the year, reflecting consumer demand during the primary retail selling period for our outdoor recreational products. The table below sets forth a historical view of the Company’s seasonality during the last three completed fiscal years.

				Year Ended
	September 28, 2007		September 29, 2006		September 30, 2005
Quarter Ended	Net Sales	Operating Profit (loss)	Net Sales	Operating Profit (loss)	Net Sales	Operating Profit (loss)
December	17%	(15)%	19%	(4)%	20%	—%
March	28	23	27	40	28	54
June	35	82	34	67	32	76
September	20	10	20	(3)	20	(30)
	100%	100%	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment are summarized as follows:

(millions)	Three Months Ended		Nine Months Ended
	June 27 2008	June 29 2007	June 27 2008	June 29 2007
Net sales:
Marine electronics	$62.4	$71.0	$157.2	$165.0
Outdoor equipment	17.1	17.2	38.3	46.4
Watercraft	34.6	36.4	71.8	70.5
Diving	27.3	25.5	72.3	61.9
Other/eliminations	(0.2)	(0.2)	(0.6)	(0.5)
Total	$141.2	$149.9	$339.0	$343.3
Operating profit:
Marine electronics	$7.7	$12.6	$13.4	$21.6
Outdoor equipment	2.4	2.8	2.8	5.7
Watercraft	3.5	(1.1)	1.2	(3.0)
Diving	2.5	3.0	3.6	3.8
Other/eliminations	(1.5)	(2.5)	(7.4)	(10.9)
Total	$14.6	$14.8	$13.6	$17.2

See Note 18 of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profits.

JOHNSON OUTDOORS INC.

Net Sales

Net sales on a consolidated basis for the three months ended June 27, 2008 were $141.2 million, a decrease of $8.7 million compared to $149.9 million for the three months ended June 29, 2007.

Net sales for the three months ended June 27, 2008 for the Marine Electronics business were $62.4 million down $8.6 million or 12.1% from $71.0 million in the prior year quarter. This decrease was due to general economic conditions and weakness in the domestic boat market, which reduced demand for trolling motors and downriggers, and unfavorable volume comparisons due to initial stocking of new products in the prior year. This weakness was partially offset by incremental sales from the recently acquired GEONAV business, which added $4.9 million of sales, and higher sales of Humminbird fishfinder / GPS combo units.

Net sales for the Watercraft business were $34.6 million, a decrease of $1.8 million or 4.9%, compared to $36.4 million in the prior year quarter due to weak economic conditions, partially offset by stronger international sales.

Net sales for the Outdoor Equipment business were $17.1 million for the current quarter, a decrease of $0.1 million or 0.6% from the prior year quarter sales of $17.2 million. Military and commercial tent sales were down $0.5 million and $0.4 million respectively, partially offset by an increase in consumer tent and international sales of $0.5 million and $0.3 million, respectively.  The decrease in commercial tent sales reflected cautious spending by rental companies in the face of a weakening domestic economy.  Consumer tent sales increased due to strength in the overall camping markets.

Net sales for the Diving business were $27.3 million this quarter, versus $25.5 million in the prior year quarter, an increase of $1.8 million or 7.1%. The increase was due to favorable foreign currency exchange translation.

Net sales on a consolidated basis for the nine months ended June 27, 2008 were $339.0 million, a decrease of $4.3 million or 1.3% compared to $343.3 million for the nine months ended June 29, 2007.

Year to date net sales for the Marine Electronics business were $157.2 million down $7.8 million or 4.7% versus $165.0 million in the prior year period. This decrease was due to general economic conditions and weakness in the domestic boat market, which reduced demand for trolling motors and downriggers, and unfavorable volume comparisons due to initial stocking of new products in the prior year. This weakness was partially offset by higher sales of Humminbird fishfinder / GPS combo units, as well as incremental sales from the GEONAV business, acquired in November 2007, which added $10.3 million in sales for the year to date period.

Year to date net sales for the Watercraft business were $71.8 million, an increase of $1.3 million or 1.8%, compared to $70.5 million in the prior year period. The increase in Watercraft net sales was due to growth in watercraft accessories, entry-level kayaks, and growth in international markets.

Year to date net sales for the Outdoor Equipment business were $38.3 million, down $8.1 million or 17.5% from prior year to date net sales of $46.4 million. This change in net sales was driven largely by a decline in military sales of $7.0 million and a decline in commercial tent sales, which was down due to softness in the U.S. economy and a specialty markets sales program in the prior year, partially offset by growth in consumer tent sales in the current year.

The Diving business had year to date net sales of $72.3 million, an increase of $10.4 million or 16.8% from the prior year period net sales of $61.9 million. The primary drivers of this increase were new product launches, favorable foreign currency exchange translation of $5.3 million and incremental sales from the Seemann acquisition. The Seemann business, acquired on April 2, 2007, added $4.0 million in sales for the nine month period ended June 27, 2008.

JOHNSON OUTDOORS INC.

Gross Profit Margin

Gross profit as a percentage of net sales was 39.5% on a consolidated basis for the quarter ended June 27, 2008 compared to 42.5% in the prior year quarter. The decline in gross profit margin was due to lower volume and unfavorable product mix at Marine Electronics; unfavorable product mix and lower production volume in Outdoor Equipment; lower production volume, unfavorable product mix, and higher raw material costs at Watercraft, and lower margins in Diving due to currency impacts on purchased product, lower production volumes, and close out sales.

Gross profit as a percentage of net sales on a consolidated basis was 38.9% for the nine month period ended June 27, 2008 compared to 40.6% in the prior year period. The decline in gross profit margin from the prior year to date period was driven by: lower volume and unfavorable product and geographic mix in Marine Electronics; unfavorable product mix and lower production volume in Outdoor Equipment; lower production volume, unfavorable product mix, and higher raw material costs at Watercraft; and lower margins in Diving due to currency impacts on purchased product, lower production volumes, and close out sales.

Operating Expenses

Operating expenses were $41.2 million for the quarter ended June 27, 2008, a decrease of $7.8 million over the prior year quarter amount of $49.0 million.  Primary factors were the reversal of bonus and incentive compensation expenses in the current year quarter of $3.2 million versus an expense of $1.5 million in the prior year quarter, the negative impact of a $4.4 million legal settlement in the prior year quarter, various cost savings actions, partially offset by foreign currency exchange translation of $1.2 million, $1.0 million of costs associated with the relocation of dive computer manufacturing and incremental operating expenses of the recently acquired GEONAV business in the current quarter of $1.8 million.

Operating expenses were $118.2 million for the nine months ended June 27, 2008, a decrease of $4.1 million over the prior year to date amount of $122.3 million, due to bonus and incentive compensation expenses in the current year of $0.4 million compared to $5.7 million in the prior year, the negative impact of a $4.4 million legal settlement in the prior year, various cost savings actions, partially offset by higher restructuring costs of $1.4 million in the current year to date period due to the relocation of dive computer manufacturing, incremental operating expenses of the recently acquired GEONAV business in the current year of $4.1 million, and the effect of nine months of operating expenses of the Seemann businesses in the current year versus three months in the prior year to date period.

Operating Profit

Operating profit on a consolidated basis for the three months ended June 27, 2008 was $14.6 million compared to an operating profit of $14.8 million in the prior year quarter due to the factors impacting gross profit and operating expenses discussed above. Operating profit on a consolidated basis for the nine months ended June 27, 2008 was $13.6 million compared to an operating profit of $17.2 million in the prior year period due to the factors impacting gross profit and operating expenses discussed above.

JOHNSON OUTDOORS INC.

Other Income and Expense

Interest expense totaled $1.7 million for the three months ended June 27, 2008, compared to $1.6 million in the corresponding period of the prior year. Interest expense for the nine months ended June 27, 2008 was $4.2 million, compared to $4.1 million in the corresponding period of the prior year.

Interest income was $0.1 million and $0.6 million, respectively, for the three and nine months ended June 27, 2008, compared with $0.1 million and $0.5 million, respectively, for the three and nine months ended June 29, 2007. Other expense included a $0.2 million foreign currency exchange gain and $1.5 million in foreign currency exchange loss for the three and nine month periods ended June 27, 2008, largely due to the impact of changes in foreign currency exchange rates on a U.S. dollar position in Switzerland as the Swiss franc strengthened significantly against the U.S. dollar in the second quarter of fiscal 2008. Foreign currency exchange gains were $0.2 and $0.1, respectively, for the three and nine month periods ended June 29, 2007.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and nine months ended June 27, 2008 was 40.9% and 43.8%, respectively, compared to 39.8.% and 36.7%, respectively, in the corresponding periods of the prior year. The prior year nine month period included the impact of a change in German tax legislation of $0.5 million, resulting in a larger tax benefit, which was not repeated in the current nine month period. Less significant items contributing to changes in the effective rate versus the prior year quarter and year to date periods include changes in the mix of income from generally lower tax jurisdictions in the prior year to relatively higher tax jurisdictions in the current year, and foreign tax rate reductions, partially offset by tax credits and incentives in the current three month and nine month periods.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), effective in the quarter ending December 28, 2007 with no impact on its consolidated financial statements. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1.1 million accrued for uncertain tax positions which included $0.1 million for interest as of September 28, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various states and foreign jurisdictions. Primarily as a result of loss carry forwards, the Company is still open to federal and state audits dating back to the 1993 taxable year. The Company is not currently undergoing tax audits in the U.S. or for any major foreign tax jurisdiction. As of the adoption date of FIN 48, the tax years subject to review in Switzerland, Italy, Germany, and France were the years after 1997, 2003, 2005, and 2006, respectively. There have been no material changes in unrecognized tax benefits as a result of tax positions taken in the three and nine month periods ended June 27, 2008. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

Discontinued Operations

On December 17, 2007, management committed to divest the Company’s Escape business and is continuing to explore strategic alternatives for its Escape business. This decision resulted in the reporting of the Escape business as a discontinued operation in the current period and the reclassification of the results of this business as discontinued operations for comparable reporting periods. The Company recorded after tax losses related to the discontinued Escape business of $0.1 million and $0.1 million during the three month periods ended June 27, 2008 and June 29, 2007, respectively, and $1.5 million and $0.7 million during the nine month periods ended June 27, 2008 and June 29, 2007, respectively.

Net Income

Net income for the three months ended June 27, 2008 was $7.8 million, or $0.84 per diluted common class A and B share, compared to $8.3 million, or $0.89 per diluted common class A and B share, for the corresponding period of the prior year due to the factors discussed above.

Net income for the nine months ended June 27, 2008 was $3.6 million, or $0.38 per diluted common class A and B share, compared to net income of $8.3 million, or $0.90 per diluted common class A and B share, for the corresponding period of the prior year due to the factors discussed above.

JOHNSON OUTDOORS INC.

Financial Condition

Accounts receivable net of allowance for doubtful accounts were $103.8 million as of June 27, 2008, a decrease of $3.4 million compared to $107.2 million as of June 29, 2007. The decrease year over year was due to lower sales, largely offset by the acquisition of GEONAV, which added $6.9 million, and foreign currency translation of $3.3 million.

Inventories were $97.0 million as of June 27, 2008, an increase of $12.8 million compared to $84.2 million as of June 29, 2007. The increase year over year was due to the acquisition of GEONAV, which added $5.4 million, foreign currency translation of $4.1 million and lower than expected sales.

Accounts payable were $28.8 million compared to $28.5 million as of June 29, 2007. The increase year over year was due to the acquisition of GEONAV, which added $5.7 million to the current year balance, offset by the effect of higher business activity and extended vendor payment cycles in the prior year.

The Company's debt-to-total capitalization ratio has decreased to 25% as of June 27, 2008 from 27% as of June 29, 2007. The Company’s debt balance was $70.0 million as of June 27, 2008 compared to $71.8 million as of June 29, 2007.  Shareholders’ equity increased $19.7 million year over year, largely due to the change in currency translation adjustments as the strengthening of foreign currencies against the U.S. dollar increased the net book value of the Company’s foreign currency denominated subsidiaries.

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Nine Months Ended
	June 27 2008	June 29 2007
Cash provided by (used for):
Operating activities	$(32.5)	$(34.9)
Investing activities	(14.1)	(17.8)
Financing activities	26.2	34.7
Effect of exchange rate changes	3.5	1.7
Decrease in cash and temporary cash investments	$(16.9)	$(16.3)

Operating Cash Flows

Cash flows used for operations totaled $32.5 million for the nine months ended June 27, 2008 compared with $34.9 million used for operations for the corresponding period of the prior year.

Accounts receivable increased $40.8 million for the nine months ended June 27, 2008, down from a $52.9 million increase in the prior year period, which was consistent with sales trends. Inventories increased by $0.9 million for the nine months ended June 27, 2008 compared to an increase of $18.4 million in the prior year period. The decrease in inventory growth year over year was due to entering the current fiscal year with higher inventory levels and the effect of reduced production activity in the current year. Accounts payable and accrued liabilities decreased $1.1 million for the nine months ended June 27, 2008 versus an increase of $21.6 million for the corresponding period of the prior year. The decrease in accounts payable growth year-over-year reflects slower inventory growth and entering the current fiscal year with higher payable balances.

JOHNSON OUTDOORS INC.

Including the amortization of deferred finance costs, depreciation and amortization charges were $7.4 million for the nine months ended June 27, 2008 and $7.1 million for the corresponding period of the prior year.

Investing Cash Flows

Cash used for investing activities totaled $14.1 million for the nine months ended June 27, 2008 and $17.8 million for the corresponding period of the prior year. Capital expenditures totaled $8.4 million for the nine months ended June 27, 2008 and $8.3 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. In fiscal 2008, the Company's capital expenditures are anticipated to be lower than prior year levels as the Company completed construction of a floodwall in fiscal 2007.  The Company will invest in tooling, leasehold improvements, as well as new ERP systems in its Canadian and domestic Outdoor Equipment businesses in fiscal 2008. These expenditures are expected to be funded by working capital or existing credit facilities.

On November 16, 2007, the Company acquired 100% of the common stock of Geonav S.r.l. (Geonav), a marine electronics company located in Viareggio, Italy, for approximately $5.8 million (cash of $1.9 million, transaction costs of $0.5 million, and assumed debt of $3.4 million). On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1.4 million, plus $0.1 million in transaction costs.

Financing Cash Flows

Cash flows provided by financing activities totaled $26.2 million for the nine months ended June 27, 2008 and $34.7 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $10.8 million and $17.0 million during the first nine months of fiscal years 2008 and 2007, respectively.

The Company had no borrowings outstanding on revolving credit facilities as of June 27, 2008 versus outstanding borrowings of $51.0 million as of June 29, 2007.

On February 12, 2008, the Company entered into a Term Loan Agreement with JPMorgan Chase Bank N.A. The new credit facility consists of a $60.0 million term loan maturing on February 12, 2013, bearing interest at a three month LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varies between 1.25% and 2.0%. At June 27, 2008, the margin in effect was 2.0% for LIBOR loans.

On October 29, 2007, the Company entered into a forward starting interest rate swap with a notional amount of $60.0 million, receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over the period beginning December 14, 2007 and ending December 14, 2012. Interest is payable quarterly, starting on March 14, 2008. The interest rate swap has been designated as a cash flow hedge and is expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate. The effect of the interest rate swap is to lock the interest rate on $60.0 million of three-month floating rate LIBOR debt at 4.685% before applying the applicable margin.

Our credit agreements contain restrictive covenants regarding the Company’s net worth, indebtedness, fixed charge coverage and distribution of earnings. As of the date of this report, the Company was in compliance with the restrictive covenants of such agreements, as amended from time to time.

JOHNSON OUTDOORS INC.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at June 27, 2008.

	Payment Due by Period
(millions)	Total	Remainder 2008	2009/10	2011/12	2013 & After
Long-term debt	$70.0	$--	$10.0	$--	$60.0
Short-term debt	--	--	--	--	--
Operating lease obligations	23.4	1.5	8.0	5.6	8.3
Open purchase orders	39.2	39.2	--	--	--
Contractually obligated interest payments	13.9	0.7	6.2	5.8	1.2
Total contractual obligations	$146.5	$41.4	$24.2	$11.4	$69.5

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of June 27, 2008. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the amount of borrowings and the interest rates on that facility. Estimated future interest payments on the $60.0 million floating rate LIBOR term debt were calculated using the market rate applicable in the current period and assumed this rate would not change over the life of the term loan. Actual LIBOR market rates may differ significantly from this estimate.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at June 27, 2008 totaled $2.1 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. Dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 28% of the Company’s revenues for the nine months ended June 27, 2008 were denominated in currencies other than the U.S. dollar. Approximately 16% were denominated in Euros, with the remaining 12% denominated in various other foreign currencies.

In the past, the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2007 or the first nine months of fiscal 2008.

JOHNSON OUTDOORS INC.

Interest Rates

The Company uses interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates, and are largely LIBOR based. As disclosed in Note 12 of the notes to the condensed consolidated financial statements, on October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million. The Swap has been designated as a cash flow hedge. The market value of the Swap (a $1.5 million loss) was recorded as a reduction of other comprehensive income in equity net of tax, in accordance with FAS 133 hedge accounting principles.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are resin, metals, and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the senior notes outstanding at June 27, 2008:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$0.1	$0.7

The Company had outstanding $10.0 million in an unsecured senior note as of June 27, 2008. The senior note bears interest at 7.82% and is to be repaid in December 2008. The fair market value of the Company’s fixed rate senior note was $10.2 million as of June 27, 2008. The Company had $60.0 million outstanding in a LIBOR based term loan, maturing on February 12, 2013, with interest payable quarterly. The term loan bears interest at three-month LIBOR, which is reset each quarter at the prevailing three month LIBOR. The fair market value of this term loan was $60.0 as of June 27, 2008.

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

JOHNSON OUTDOORS INC.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 28, 2007 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the nine months ended June 27, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2010 fiscal year. The Company does not anticipate that SFAS No. 160 will have any impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in the second quarter of fiscal 2009. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

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
Signatures Dated: August 5, 2008
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

________________
(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.