Form 10-K
period 2008-10-03
JOHNSON OUTDOORS INC
filed 2009-01-02
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2008

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

                              (262) 631-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.05 par value per share	NASDAQ Global MarketSM

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [    ] No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [    ] No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ] No  [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	[ ]
Accelerated Filer	[X]
Non-Accelerated Filer	[ ]
Smaller Reporting Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [    ] No  [ X ]

As of December 5, 2008, 8,007,069 shares of Class A and 1,216,464 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting Class A common stock of the registrant held by nonaffiliates of the registrant was approximately $73,917,159 on March 28, 2008 (the last business day of the registrant’s most recently completed second quarter) based on approximately 4,386,775 shares of Class A common stock held by nonaffiliates. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $16.85 per share, the closing price of the Class A common stock as reported on the NASDAQ Global MarketSM on March 28, 2008. Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Trademarks
We have registered the following trademarks, which are used in this report: Minn Kota®, Cannon®, Humminbird®, Bottom Line®, Fishin' Buddy®, Silva®, Eureka!®, Geonav®, Old Town®, Ocean Kayak™ Necky®, Escape®, Lendal™ Extrasport®, Carlisle®, Scubapro®, UWATEC® and Seemann™.

PART I

ITEM 1.	BUSINESS

Johnson Outdoors Inc. (the Company) is a leading global manufacturer and marketer of branded seasonal, outdoor recreation products used primarily for fishing, diving, paddling and camping. The Company’s portfolio of well-known consumer brands have attained leading market positions due to continuous innovation, marketing excellence, product performance and quality and enjoy a premium reputation among outdoor recreation enthusiasts and novices alike.  Company values and culture support entrepreneurism in all areas, promoting and leveraging best practices and synergies within and across its subsidiaries to advance the Company’s strategic vision set by executive management and approved by the Board of Directors.  The Company is controlled by Helen P. Johnson-Leipold (Chairman and Chief Executive Officer), members of her family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.

Marine Electronics
The Company’s marine electronic segment brands are: Minn Kota battery-powered fishing motors for quiet trolling or primary propulsion; Humminbird sonar and GPS equipment for fishfinding and navigation; Cannon downriggers for controlled-depth fishing; and Geonav chartplotters for navigation.  Marine electronic brands and related accessories are sold in North America, South America, Europe and the Pacific Basin through large outdoor specialty retailers, such as Bass Pro Shops and Cabelas, large retail store chains, marine distributors, international distributors and original equipment manufacturers, such as Ranger Boats, Skeeter Boats and Stratos Champion.

Market share gains have been achieved by emphasizing innovation, quality products and marketing.  Consumer marketing and promotion includes: product placements on fishing-related television shows; print advertising and editorial coverage in outdoor, general interest and sport magazines; professional angler and tournament sponsorships; packaging and point-of-purchase materials and offers to increase consumer appeal and sales; branded websites; and, on-line promotions.

On November 16, 2007, the Company acquired Geonav S.r.l. (Geonav), a marine electronics company in Italy for approximately $5.6 million, including transaction costs. Geonav is a major European brand of chart plotters based in Viareggio, Italy. Also sold under the Geonav brand are marine autopilots, VHF radios and fish finders.

Outdoor Equipment

The Company’s Outdoor Equipment segment brands are:  Eureka! tents, sleeping bags and backpacks; Silva field compasses and digital instruments; and Tech40 performance measurement instruments.

Eureka! consumer tents, sleeping bags and backpacks are mid- to high-price range products sold in the U.S. and Canada through independent sales representatives, primarily to sporting goods stores, catalog and mail order houses and camping and backpacking specialty stores. Marketing of the Company’s tents, sleeping bags and backpacks is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. Although the Company’s camping tents, sleeping bags and backpacks are produced primarily by third-party manufacturing sources, design and innovation are conducted at the Company's Binghamton, New York location. Eureka! camping products are sold under license in Japan, Australia and Europe.

Eureka! commercial tents include party tents, sold primarily to general rental stores, and other commercial tents sold directly to tent erectors. Commercial tents are manufactured by the Company at the Company’s Binghamton, New York location and the Company’s tent products range from 10’x10’ canopies to 120’ wide pole tents and other large scale frame structures.

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military at its Binghamton, New York location. Tents produced in the last twelve months include modular general purpose tents, TEMPER tents, a rapid deploy tent system, and various lightweight one to four person tents. Military tent accessories like fabric floors and tent liners are also manufactured.

Silva field compasses are manufactured by third parties and marketed exclusively in North America where the Company owns Silva trademark rights. Tech40 digital instruments are manufactured by third parties and are primarily sold in the North American market.

Watercraft

The Company’s Watercraft brands are:  Old Town canoes and kayaks; Ocean Kayak; Necky kayaks; Carlisle and Lendal paddles; and Extrasport personal flotation devices.

The Company manufactures its Watercraft products in two locations in the U.S. and one in New Zealand. The Company also contracts for manufacturing of Watercraft products with third parties in Michigan, Tunisia and the Czech Republic.

In its Old Town, Maine facility, the Company produces high quality Old Town kayaks, canoes and accessories for family recreation, touring and tripping. The Company uses a rotational-molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid-priced range of the market. These kayaks and canoes feature stiffer and more durable hulls than higher priced boats. The Company also manufactures canoes from fiberglass, Royalex (ABS) and wood.

Sit-on-top Ocean Kayaks and high-performance Necky sea touring kayaks are manufactured in the Company’s Ferndale, Washington facility.

Watercraft accessory brands, including Extrasport personal flotation devices and wearable paddle gear, as well as Carlisle branded paddles are produced primarily by third-party sources.  Lendal paddles are produced in-house at the Old Town Canoe facility.

The Company’s kayaks, canoes and accessories are sold primarily to specialty stores, marine dealers, sporting goods stores and catalog and mail order houses such as L. L. Bean® in the U.S., Europe and Australasia.

Diving

The Company manufactures and markets underwater diving products for technical and recreational divers, which it sells and distributes under the SCUBAPRO, UWATEC and Seemann brand names.

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, stabilizing jackets, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO and UWATEC diving equipment are marketed to the premium segment of the market for both diving enthusiasts and more technical, advanced divers. Seemann products are marketed to the recreational diver interested in owning quality equipment at an affordable price. Products are sold via selected distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including sales, service and repair, diving education and travel.

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

The Company maintains manufacturing and assembly facilities in Italy and Indonesia and is currently in the process of moving the Swiss manufacturing operation to Batam, Indonesia, as described in Note 2 to the Company’s Consolidated Financial Statements attached to this report.  The Company sources stabilizing jackets from a third-party manufacturer in Mexico. The majority of the Company’s rubber, proprietary materials, plastic products and other components are also sourced from third-parties.

Financial Information for Business Segments

As noted above, the Company has four reportable business segments. See Note 12 to the Consolidated Financial Statements included elsewhere in this report for financial information concerning each business segment.

International Operations

See Note 12 to the Consolidated Financial Statements included elsewhere in this report for financial information regarding the Company’s domestic and international operations. See Note 1, subheading “Foreign Operations and Related Derivative Financial Instruments,” to the Consolidated Financial Statements included elsewhere in this report for information regarding risks related to the Company’s foreign operations.

Research and Development

The Company commits significant resources to new product research and  development. The Company expenses these costs as incurred except for  software development for new fishfinder products which are capitalized once technological feasibility is established and then amortized over the expected life of the software. The amounts expensed by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Company’s Consolidated Statements of Operations included elsewhere in this report.

Competition

The Company believes its products compete favorably on the basis of product innovation, product performance and marketing support and, to a lesser extent, price.

Marine Electronics:  The main competitor in electric trolling motors is Motor Guide, owned by Brunswick Corporation, which manufactures and sells a full range of trolling motors and accessories. Competition in this business is focused on product quality and durability as well as product benefits and features for fishing. The main competitors in the fishfinder market are Lowrance, Garmin, Navman, and Ray Marine. Competition in this business is primarily focused on the quality of sonar imaging and display as well as the integration of mapping and GPS technology. The main competitors in the downrigger market are Big Jon, Walker and Scotty. Competition in this business primarily focuses on ease of operation, speed and durability.

Outdoor Equipment:  The Company’s brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman and private label brands. The Company also competes with specialty companies such as The North Face and Kelty on the basis of materials and innovative designs for consumers who want performance products priced at a value. Commercial tent market competitors include Anchor Industries and Aztec for tension and frame tents along with canopies based on structure and styling. The Company also competes for military tent contracts under the U.S. Government bidding process; competitors include Base-X, DHS Systems and Alaska Structures, Camel, Outdoor Ventures, and Diamond Brands.

Watercraft:  The Company primarily competes in the paddle boat segment of kayaks and canoes. The Company’s main competitors in this segment are Confluence Watersports, Pelican, Wenonah Canoe and Legacy Paddlesports, each of  which primarily competes on the basis of their design, performance and quality.

Diving:  The main competitors in Diving include Aqualung/U.S. Divers, Oceanic, Mares, Cressi-sub, and Suunto, each of which primarily competes on the basis of product innovation, performance, quality and safety.

Employees

At October 3, 2008, the Company had approximately 1,400 regular, full-time employees. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products totaled approximately $38.2 million at October 3, 2008 and $36.0 million September 28, 2007. For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates, with the exception of the military tent business which has orders outstanding based on contractual agreements.

Patents, Trademarks and Proprietary Rights

The Company owns no single patent that is material to its business as a whole. However, the Company holds various patents, principally for diving products, electric motors and fishfinders and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted on the preceding pages. Historically, the Company has vigorously defended its intellectual property rights and the Company expects to continue to do so.

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

Seasonality

The Company’s products are outdoor recreation related which results in seasonal variations in sales and profitability. This seasonal variability is due to customers increasing their inventories in the quarters ending March and June, the primary selling season for the Company’s outdoor recreation products. The following table shows, for the past three fiscal years, the total net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year.

Year Ended
	October 3, 2008		September 28, 2007		September 29, 2006
Quarter Ended	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	18%	(12)%	17%	(11)%	19%	(1)%
March	29	10	28	23	27	38
June	34	38	35	74	34	62
September	19	(136)	20	14	20	1
	100%	(100)%	100%	100%	100%	100%

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

General economic conditions affect our results.

Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products.  Our businesses are cyclical in nature, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and discretionary income levels.  Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income can reduce our sales and adversely affect our financial results including the potential for future impairments of goodwill and other intangible assets.  The impact of weakening consumer credit markets; corporate restructurings; layoffs; declines in the value of investments and residential real estate; higher fuel prices and increases in federal and state taxation all can negatively affect our results.

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

Impairment charges could reduce our profitability.

In accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value.  We conduct testing for impairment during the fourth quarter of our fiscal year.  Various uncertainties, including changes in consumer preferences, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions, could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets.  Although any such impairment charge would be a non-cash expense, any impairment of our intangible assets could materially increase our expenses and reduce our profitability.   If we are required to record an impairment charge, the charge could affect our compliance with the debt covenants in our credit facility.  Additionally, should we violate a covenant under our debt agreements, the cost of obtaining an amendment or waiver could be significant, or the lenders could be unwilling to provide a waiver or agree to an amendment.  For our fiscal year ending October 3, 2008, we recorded an impairment charge of $41.0 million.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

·	the timing of our announcements or those of our competitors concerning significant product developments, acquisitions or financial performance;
·	fluctuation in our quarterly operating results;
·	substantial sales of our common stock;
·	general stock market conditions; or
·	other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

A limited number of our shareholders can exert significant influence over the Company.

As of December 5, 2008, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) held approximately 78% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and that will enable us to leverage our competitive strengths. Over the past three fiscal years we have acquired:

·	certain assets of Computrol, Inc. on October 3, 2005, including, without limitation certain intellectual property used in its business;
·	Lendal Products Ltd. on October 3, 2006, including, without limitation certain intellectual property used in its business;
·	Seemann Sub GmbH & Co. KG on April 2, 2007, including, without limitation certain intellectual property used in its business; and
·	Geonav S.r.l. on November 16, 2007, including without limitation certain intellectual property used in its business.

Risks associated with integrating strategic acquisitions include:

·	the acquired business may experience losses which could adversely affect our profitability;
·	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
·	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
·	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
·	difficulties in achieving planned cost-savings and synergies may increase our expenses;
·	diversion of our management’s attention could impair their ability to effectively manage our other business operations; and
·	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

We are dependent upon certain key members of management.

Our success will depend to a significant degree on the abilities and efforts of our senior management. Moreover, our success depends on our ability to attract, retain and motivate qualified management, marketing, technical and sales personnel. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive due to limited supply, and we may lose key employees or be forced to increase their compensation to retain these people. Employee turnover could significantly increase our training and other related employee costs. The loss of key personnel, or the failure to attract qualified personnel, could have a material adverse effect on our business, financial condition or results of operations and on the value of our securities.

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

Currency exchange rate fluctuations could increase our expenses.

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 29% of our revenues for the year ended October 3, 2008 were denominated in currencies other than the U.S. dollar. Approximately 17% were denominated in euros, with the remaining 12% denominated in various other foreign currencies.  In the past, we have mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal years 2008 or 2007.

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

We rely on our credit facility to provide us with sufficient working capital to operate our business.

Historically, we have relied upon our existing credit facilities to provide us with adequate working capital to operate our business.  The availability of borrowing amounts under our credit facilities are dependent upon our compliance with the debt covenants set forth in the facilities.  Violation of those covenants, whether as a result of recording goodwill impairment charges, incurring operating losses or otherwise, could result in our lenders restricting or terminating our borrowing ability under our credit facilities.  If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities.  We can make no assurance that we will be successful in ensuring our availability to amounts under our credit facilities or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash requirements.  If we are not able to maintain our borrowing availability under our credit facilities and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.

Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our credit agreement and certain other of our debt instruments include financial measure requirements that if breached may result in limitations on a number of our activities, including our ability to:

·	incur additional debt;
·	create liens on our assets or make guarantees;
·	make certain investments or loans;
·	pay dividends; or
·	dispose of or sell assets or enter into a merger or similar transaction.

These debt covenants could restrict our ability to pursue opportunities to expand our business operations, including engaging in strategic acquisitions.  In addition, a violation of covenants under our credit facilities could cause a cross-default under our interest rate swap contract or other financial agreements.  A cross-default under our interest rate swap could accelerate our obligation to perform under the terms of the interest rate swap contract.

Our shares of common stock are thinly traded and our stock price may be more volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are 4,375,894 shares of our Class A common stock held by nonaffiliates as of December 5, 2008. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its manufacturing, warehousing, distribution, and office facilities are well maintained and have capacity adequate to meet its current needs.

See Note 5 to the Consolidated Financial Statements included elsewhere in this report for a discussion of the Company’s lease obligations.

The Company’s principal manufacturing (identified with an asterisk) and other locations are:

Alpharetta, Georgia (Marine Electronics)
Antibes, France (Diving)
Barcelona, Spain (Diving)
Basingstoke, Hampshire, England (Diving)
Batam, Indonesia* (Diving and Outdoor Equipment)
Binghamton, New York* (Outdoor Equipment)
Brignais, France (Watercraft)
Brussels, Belgium (Diving)
Burlington, Ontario, Canada (Marine Electronics, Outdoor Equipment)
Chai Wan, Hong Kong (Diving)
Chatswood, Australia (Diving)
El Cajon, California (Diving)
Eufaula, Alabama* (Marine Electronics)
Ferndale, Washington* (Watercraft)
Genoa, Italy* (Diving)
Great Yarmouth, Norfolk, United Kingdom (Watercraft)
Hallwil, Switzerland (Diving)
Henggart, Switzerland (Diving)
Mankato, Minnesota* (Marine Electronics)
Napier, New Zealand* (Watercraft)
Old Town, Maine* (Watercraft)
Silverdale, New Zealand* (Watercraft) Viareggio, Italy (Marine Electronics)
Wendelstein, Germany (Diving)
Yokohama, Japan (Diving)

The Company’s corporate headquarters is leased and located in Racine, Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

See Note 14 to the Consolidated Financial Statements included elsewhere in this report for a discussion of legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 3, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information with respect to this item is included in Notes 9 and 10 to the Company's Consolidated Financial Statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of December 16, 2008, the Company had 735 holders of record of its Class A common stock and 35 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low prices for the Company’s Class A common stock during each quarter of the years ended October 3, 2008 and September 28, 2007 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Stock prices:
High	$23.50	$19.13	$22.50	$18.83	$17.77	$20.25	$16.06	$23.91
Low	21.44	17.06	16.00	17.00	15.40	18.02	12.40	17.00

In fiscal 2008 and 2007, the Company declared the following dividends:

·
A cash dividend declared on June 14, 2007, with a record date of July 12, 2007, payable on July 26, 2007 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

·
A cash dividend declared on September 19, 2007, with a record date of October 11, 2007, payable on October 25, 2007 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

·
A cash dividend declared on December 7, 2007, with a record date of January 10, 2008, payable on January 25, 2008 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

·
A cash dividend declared on February 28, 2008, with a record date of April 10, 2008, payable on April 24, 2008 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

·
A cash dividend declared on May 28, 2008, with a record date of July 10, 2008, payable on July 24, 2008 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

·
A cash dividend declared on October 1, 2008, with a record date of October 16, 2008, payable on October 30, 2008 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

The following limitations apply to the ability of the Company to pay dividends:

·
Pursuant to the Company’s revolving credit agreement, dated as of October 7, 2005, by and among the Company, the subsidiary borrowers from time to time parties thereto and JPMorgan Chase Bank N.A., the Company is limited in the amount of restricted payments (primarily dividends and purchases of treasury stock) made during each fiscal year. The limitation was approximately $27 million for the fiscal year ending October 3, 2008.

·
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

On December 4, 2008, the Company’s Board of Directors voted to suspend quarterly dividends to shareholders.

Total Shareholder Return

The graph below compares on a cumulative basis the yearly percentage change since October 3, 2003 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The peer group consists of Arctic Cat Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Marine Products Corporation and Nautilus, Inc. The graph assumes $100 was invested on October 3, 2003 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group indices.

	10/3/03	10/1/04	9/30/05	9/29/06	9/28/07	10/3/08
Johnson Outdoors	100.00	142.96	123.41	128.07	160.85	93.21
NASDAQ Composite	100.00	107.74	123.03	131.60	158.88	119.05
Russell 2000 Index	100.00	118.77	140.09	154.00	173.00	147.94
Peer Group	100.00	145.24	134.04	110.69	94.86	57.47

The information in this section titled “Total Shareholder Return” shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C promulgated by the Securities and Exchange Commission or subject to the liabilities of section 18 of the Securities Exchange Act of 1934, as amended, and this information shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.                       SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included or referred to elsewhere in this report. The consolidated statements of operations for the years ended October 3, 2008, September 28, 2007 and September 29, 2006, and the consolidated balance sheet data as of October 3, 2008 and September 28, 2007, are derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statements of operations for the years ended September 30, 2005 and October 1, 2004, and the consolidated balance sheet data as of September 29, 2006, September 30, 2005 and October 1, 2004, are derived from the Company’s audited consolidated financial statements which are not included herein.

Year Ended
(thousands, except per share data)	October 3 2008 (6)	September 28 2007 (7)	September 29 2006 (8)	September 30 2005	October 1 2004
Operating Results(1)
Net sales	$420,789	$430,604	$393,950	$377,146	$351,813
Gross profit	159,551	175,496	165,277	155,678	146,511
Operating expenses (2)	197,604	155,470	141,918	137,216	127,813
Operating (loss) profit	(38,053)	20,026	23,359	18,462	18,698
Interest expense	5,695	5,162	4,989	4,792	5,283
Other expense (income)	549	(931)	(128)	(1,250)	(670)
(Loss) Income before income taxes	(44,297)	15,795	18,498	14,920	14,085
Income tax expense (3)	24,178	5,246	8,061	6,044	5,806
(Loss) Income from continuing operations	(68,475)	10,549	10,437	8,876	8,279
(Loss) Income from discontinued operations	(2,559)	(1,315)	(1,722)	(1,775)	410
Net (Loss) Income	$(71,034)	$9,234	$8,715	$7,101	$8,689
Balance Sheet Data
Current assets (4)	$189,714	$205,221	$185,290	$186,591	$194,847
Total assets	255,069	319,679	284,227	283,326	293,719
Current liabilities (5)	55,386	66,260	57,651	55,457	59,115
Long-term debt, less current maturities	60,000	10,006	20,807	37,800	50,797
Total debt	60,003	42,806	37,807	50,800	67,019
Shareholders’ equity	122,284	200,165	180,881	166,434	160,644
Common Share Summary
Earnings per share, continuing operations – Dilutive:
Class A	$(7.53)	$1.14	$1.14	$1.01	$0.94
Class B	$(7.53)	$1.14	$1.14	$1.01	$0.94
Net earnings per share – Dilutive:
Class A	$(7.81)	$1.00	$0.95	$0.81	$0.99
Class B	$(7.81)	$1.00	$0.95	$0.81	$0.99
Cash dividends per share:
Class A	$0.22	$0.11	$0.00	$0.00	$0.00
Class B	$0.20	$0.10	$0.00	$0.00	$0.00

(1)	The year ended October 3, 2008 included 53 weeks. All other years include 52 weeks.
(2)	The year ended October 3, 2008 includes goodwill and other impairment charges of $41.0 million.
(3)	The year ended October 3, 2008 includes a deferred tax asset valuation allowance of $29.5 million.
(4)	Includes cash and cash equivalents of $41,791, $39,232, $51,689, $72,111 and $69,572, as of the years ended 2008, 2007, 2006, 2005 and 2004, respectively.
(5)	Excluding short-term debt and current maturities of long-term debt.
(6)	The results in 2008 contain approximately ten months of operating results of the acquired Geonav business and a full year of operating results of the acquired Seemann business.
(7)	The results in 2007 contain a full year of operating results of the acquired Lendal Products Ltd. business and six months of operating results of the acquired Seemann business.
(8)	The results in 2006 contain a full year of operating results of the acquired Cannon/Bottom Line business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company designs, manufactures and markets top-quality recreational products for the outdoor enthusiast. Through a combination of innovative products, strong marketing, a talented and passionate workforce and efficient distribution, the Company sets itself apart from the competition. Its subsidiaries operate as a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

Recent Developments

The Company’s senior debt agreement in place at October 3, 2008 requires that it meet certain operating requirements and financial ratios in order to avoid a default or event of default under the agreement.  The Company was in non-compliance with its net worth covenant at October 3, 2008. On December 31, 2008, the Company entered into an amended financing arrangement with its lenders, effective January 2, 2009.  Changes to the senior debt agreement include shortening the maturity date of the term loan, adjusting financial covenants and interest rates.  Additionally, the Company’s revolving credit facility was reduced from $75.0 million to $35.0 million, with an additional reduction of $5.0 million required by January 31, 2009.  Due to the fact the Company has entered into this amended agreement, the Company’s debt has been classified as long-term at October 3, 2008, in accordance with the terms of the amended debt agreement.  See further information regarding the Company’s indebtedness at Note 4 to the Consolidated Financial Statements included elsewhere in this report.

On December 29, 2008, the Company and JPMorgan Chase (“the Counterparty”) agreed to amend the terms of its $60.0 million LIBOR interest rate swap (“the Swap”) contract to include an automatic termination clause.  The Company and the Counterparty are negotiating a modification of the terms of the Swap to accommodate the new debt agreements.  If the Company and the Counterparty cannot agree to acceptable modification terms, the Swap will automatically terminate on January 8, 2009.  Early termination of the Swap would require the Company and the Counterparty to settle their respective obligations to each other under the Swap contract terms.  If such a termination had occurred on December 29, 2008, it would have required the Company to pay the Counterparty approximately $6.5 million, which was the fair value of the Swap on that date.  If the Swap were to terminate on January 8, 2009, the amount required to be paid by the Company to settle this contract could be materially different.

As of October 3, 2008, the Company recorded a non-cash charge for impairment of goodwill and other indefinite lived intangible assets of $41.0 million related to all four of the Company’s business segments based on assessments performed in the fourth quarter of fiscal 2008. In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”), we are required to test goodwill and other indefinite lived intangible assets at least annually for impairment. We determined that as of October 3, 2008, portions of our goodwill and portions of our indefinite lived intangible assets were impaired due to our expectations of lower future profitability and increases in our cost of capital.

During 2008, the Company recorded a valuation allowance of $29.5 million in respect of the net deferred tax assets recorded in our U.S., Germany, Spain, United Kingdom and New Zealand tax jurisdictions.  Given the current market conditions of the outdoor recreation equipment market as well as other factors arising during fiscal 2008 which may impact future operating results, the Company considered both positive and negative evidence in evaluating the need for a valuation allowance relating to the deferred tax assets of these tax jurisdictions.  The Company determined that it was more likely than not that the deferred tax assets will not be realized and a valuation allowance of $29.2 million, $1.8  million, $0.2 million, $0.4 million and $0.1 million was recorded against the net deferred tax assets in the U.S., Germany, Spain, United Kingdom, and New Zealand tax jurisdictions respectively.

On December 17, 2007, management committed to divest the Company’s Escape business.  This decision resulted in the reporting of the Escape business as a discontinued operation in the current year and the reclassification of the results of this business as discontinued operations for comparable reporting periods.  Individual lines of boats in this business have either been sold or are in the process of being divested.  The Company will continue to explore strategic alternatives for the remaining lines of the Escape business through the first quarter of 2009 at which point we expect to have either sold or otherwise disposed of the remaining assets of the Escape business.  We believe we have adequately reserved for any losses that could result from the disposal of the remaining lines.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(millions, except per share data)	2008 (2)	2007	(3)	2006
Operating Results
Net sales	$420.8	$430.6		$394.0
Gross profit	159.6	175.5		165.3
Impairment charges	41.0	—		—
Other operating expenses	156.7	155.5		141.9
Operating (loss) profit	(38.1)	20.0		23.4
Interest expense	5.7	5.2		5.0
(Loss) income from continuing operations	(68.5)	10.5		10.4
Net (loss) income (1)	(71.0)	9.2		8.7
(1) The results of 2008 contain a deferred tax asset valuation allowance of $29.5 million.
(2) The results of 2008 contain a full year of operating results of the acquired Seemann business and approximately ten months of operating results of the acquired Geonav business.
(3) The results in 2007 contain a full year of operating results of the acquired Lendal Products Ltd. business and six months of operating results of the acquired Seemann business.

The Company’s sales and operating earnings by business segment are summarized as follows:

(millions)	2008	2007	2006
Net sales:
Marine Electronics	$186.7	$198.0	$164.5
Outdoor Equipment	48.3	55.9	65.9
Watercraft	88.1	88.8	85.5
Diving	98.2	88.7	78.5
Other/corporate/eliminations	(0.5)	(0.8)	(0.4)
Total	$420.8	$430.6	$394.0
Operating profit (loss):
Marine Electronics	$0.4	$22.9	$21.6
Outdoor Equipment	2.0	8.5	8.2
Watercraft	(8.3)	(4.2)	0.2
Diving	(21.5)	6.9	5.6
Other/corporate/eliminations	(10.7)	(14.1)	(12.2)
Total	$(38.1)	$20.0	$23.4

See Note 12 in the notes to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2008 vs Fiscal 2007

Net Sales

Net sales totaled $420.8 million in 2008 compared to $430.6 million in 2007, a decrease of 2.3% or $9.8 million.  Sales declined in all but the Company’s Diving business unit.  Foreign currency translations favorably impacted 2008 net sales by $9.6 million in comparison to 2007.

Net sales for the Marine Electronics business decreased $11.3 million, or 5.7%, despite incremental sales from the Geonav business, acquired in November, 2007, which added $12.4 million in sales for the year.  The decline was primarily the result of general economic conditions and weakness in the domestic boat market which reduced demand for trolling motors and downriggers, and unfavorable volume comparisons due to high levels of new product purchases by customers in the prior year.  This weakness was partially offset by higher sales of Humminbird fishfinder/GPS combo units.

Outdoor Equipment net sales declined $7.6 million, or 13.6%, primarily due to the expected $6.6 million decline in military tent sales.  Commercial tent sales were also down from the prior year by $1.2 million due to softness in the U.S. economy driving cautious spending by tent rental companies.

Net sales for the Watercraft business decreased $0.7 million, or 0.8%, as a result of a decline in sales to big-box retailers in light of unfavorable weather conditions and economic uncertainty in the retail marketplace. This decline was partially offset by an increase in sales to outdoor specialty stores driven mainly by the timing of orders in the prior year.

The Diving business saw increased sales of $9.5 million, or 10.7%, due mainly to $4 million of incremental sales related to the Seemann business acquired in April, 2007, and $6.7 million of favorable currency translations.

Gross Profit

Gross profit of $159.6 million was 37.9% of net sales on a consolidated basis for the year ended October 3, 2008 compared to $175.5 million or 40.8% of net sales in the prior year.

Gross profit in the Marine Electronics business declined $11.2 million, from 37.5% of net sales in 2007 to 33.8% of net sales in the current year.  The incremental Geonav gross profit of $2.8 million was more than offset by the effects of unfavorable overhead expense absorption due to lower production volumes for electric motors and downriggers and an unfavorable product mix.  In addition, as a result of the weak consumer demand, reserves for excess and obsolete inventory increased by $1.8 million over the prior year.

Gross profit in the Outdoor Equipment business declined $3.9 million from 34.0% of net sales in 2007 to 31.3% of net sales in the current year due largely to unfavorable product mix and lower production volumes of government and commercial tents.

Gross profit in the Watercraft segment of 34.4% of net sales in 2008 was $3.9 million less than 2007 levels at 38.5% of net sales due primarily to lower volume and related operating inefficiencies, closeout pricing, and $1.2 million of increased material costs.  In addition, the Company recorded an additional reserve of $1.0 million for excess and obsolete inventory in 2008 compared to 2007 as a result of lower sales and the Company’s efforts to reduce the number of unique inventory items.

Gross profit for the Diving segment increased by $3.1 million but decreased as a percent of net sales from 53.6% in 2007 to 51.6% in 2008 due largely to currency impacts on purchased product and close out sales on end-of-life products.

Operating Expenses

During fiscal 2008, the Company recorded an impairment charge of $41.0 million related to goodwill and other indefinite lived intangible assets.  Excluding the impairment charge, operating expenses in 2008 would have been $156.6 million as compared to $155.5 million in 2007.

Goodwill impairment charges of $7.2 million and $7.4 million of operating expenses generated by the newly acquired Geonav business were recognized in the Marine Electronics segment during 2008.  All other operating expenses decreased $3.2 million from the prior year. This decrease was due mainly to the decrease in bonus, profit sharing and other incentive compensation of $2.7 million, partially offset by increased warranty expense.

Outdoor Equipment operating expenses increased by $2.7 million from the prior year due primarily to a goodwill impairment charge of $0.6 million in the current year and the favorable impact in the prior year of $2.9 million of insurance recoveries related to the flood at the Company’s facility in Binghamton, New York in 2006.

The Company recorded a goodwill impairment charge of $6.2 million in 2008 related to the Watercraft business.  Other operating expenses in the Watercraft business decreased by $6.0 million due primarily to the impact of a $4.4 million legal settlement recorded in the prior year and the reduction of bonus, profit sharing and other incentive compensation expense in the current year.

An impairment charge of $27.0 million was included in the Diving business operating expenses for 2008.  Other Diving operating expenses increased $4.6 million from the prior year due to $2.5 million of restructuring costs incurred related to the relocation of dive computer manufacturing and $3.4 million due to currency impacts, offset by decreased bonus, profit sharing and other incentive compensation expenses.

Operating Results

The Company recognized an operating loss of $38.1 million in 2008 compared to an operating profit of $20 million in fiscal 2007. Primary factors driving the decrease in operating profit margins were the goodwill impairment loss, the underabsorption of overhead expenses due to significantly lower production volumes as well as higher raw material costs, close out pricing and additional inventory reserves on slow moving inventory. Operating expenses totaled $197.6 million, or 47.0% of net sales in fiscal 2008 compared to $155.5 million or 36.1% of net sales in fiscal 2007. Marine Electronics operating profit decreased by $22.5 million, or 98.2%, in fiscal 2008 from the prior year.  Outdoor Equipment operating profit decreased $6.5 million, or 76.5%. Watercraft operating loss worsened by $4.1 million from the prior year. Diving operating profit turned into a loss of $21.5 million, a $28.4 million decrease from the prior year amount.

Other Income and Expenses

Interest income remained consistent with the prior year at $0.8 million in fiscal 2008. Interest expense increased $0.5 million from 2007 to $5.7 million in 2008, due largely to higher long term borrowings incurred to fund higher working capital needs. The Company realized currency losses of $1.9 million in fiscal 2008 as compared to $0.6 million in fiscal 2007.  The increase was primarily due to significant weakening of the U.S. dollar against the Swiss franc and the euro.

Pretax Income and Income Taxes

The Company recognized a pretax loss of $44.3 million in fiscal 2008, compared to pretax income of $15.8 million in fiscal 2007. The Company recorded income tax expense of $24.2 million in fiscal 2008, an effective rate of (54.6%), compared to $5.2 million in fiscal 2007, an effective rate of 33.2%. The 2008 expense includes a valuation allowance of $29.5 million in respect of deferred tax assets in the U.S. and certain foreign tax jurisdictions. The effective tax rate for 2007 benefited from a German tax law change, an increased tax rate used to record federal deferred tax assets and research and development tax credits.

Loss from Continuing Operations

The loss from continuing operations was $68.5 million for the year compared to income of $10.5 million in the prior year as a result of the fluctuations discussed above.

Loss from Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and is continuing to explore strategic alternatives for its Escape brand products. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Escape business have been reported as discontinued operations in the consolidated statements of operations for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006 and in the consolidated balance sheets as of October 3, 2008 and September 28, 2007. The Company recorded after tax losses related to the discontinued Escape business of $2.6 million and $1.3 million for 2008 and 2007, respectively.

Net Loss

The Company recognized a net loss of $71.0 million in fiscal 2008, or $7.81 per diluted share, compared to net income of $9.2 million in fiscal 2007, or $1.00 per diluted share.

Fiscal 2007 vs Fiscal 2006
Net Sales

Net sales totaled a record $430.6 million in 2007 compared to $394.0 million in 2006, an increase of 9.3% or $36.6 million. Foreign currency translations favorably impacted 2007 net sales by $3.9 million in comparison to 2006. Sales growth in the Company’s Marine Electronics, Watercraft and Diving business units overcame a decline in the Outdoor Equipment business unit.

Net sales for the Marine Electronics business increased $33.5 million, or 20.4% primarily due to the successful launch of new products across the Marine Electronics brands. Net sales for the Company’s Watercraft business increased $3.3 million, or 3.9%, as a result of new product introductions and product offerings in the U.S. and improved volumes in international markets. Net sales for the Diving business increased $10.2 million, or 13.0% primarily due to an increase of $4.6 million from the acquired Seemann Sub business, increased volume in Europe and the far east and a $2.8 million favorable currency translation. Net sales in the Company’s Outdoor Equipment business declined $10.0 million, or 15.2%, primarily due to the expected decline in total military tent sales and a $5.3 million decline in specialty market sales. The declines in military tent sales and specialty market sales were partially offset by strong sales in the Consumer and Commercial businesses.

Operating Results

The Company recognized an operating profit of $20.0 million in fiscal 2007 compared to an operating profit of $23.4 million in fiscal 2006. Company gross profit margins decreased to 40.8% in fiscal 2007 from 42.0% in fiscal 2006. Primary factors driving the decrease in gross profit margins were production inefficiencies in Marine Electronics and Diving supply chain challenges in Europe. Operating expenses totaled $155.5 million, or 36.1% of net sales in fiscal 2007 compared to $141.9 million, or 36.0% of net sales in fiscal 2006.

Marine Electronics operating profit improved by $1.3 million, or 6.2%, in fiscal 2007 from the prior year. The increase was primarily driven by favorable net sales volume on successful launch of new products across the Marine Electronics brands, slightly offset by increased labor due to production inefficiencies incurred in meeting higher new product demand.

Outdoor Equipment operating profit increased $0.2 million, or 2.8%, mainly due to the insurance recoveries related to the 2006 Binghamton, New York flood. The Company recognized gains on the recoveries of $2.9 million compared to losses incurred in the prior year of $1.5 million. No additional costs or recoveries are expected related to this event. Without the insurance recoveries the Outdoor Equipment business operating profit would have declined as a result of lower military tent sales and $5.3 million of specialty market sales occurring in 2006 which did not recur in 2007.

Watercraft operating profit of $0.2 million in 2006 decreased by $4.4 million to an operating loss of $4.2 million for fiscal 2007. However fiscal 2007 operating losses for this segment included a one-time legal settlement of $4.4 million. Nonetheless, Watercraft saw improvements in its core Paddlesports business.

Diving operating profit increased by $1.3 million, or 23.7%, due primarily to operating profit provided by the acquired Seemann Sub business along with improved profitability on increased sales volume in far east markets. Additionally, the Diving business incurred $0.6 million in restructuring costs related to the closure of its Wendelstein, Germany facility.

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

Pretax Income and Income Taxes

The Company recognized pretax income of $15.8 million in fiscal 2007, compared to $18.5 million in fiscal 2006. The Company recorded income tax expense of $5.2 million in fiscal 2007, an effective rate of 33.2%, compared to $8.1 million in fiscal 2006, an effective rate of 43.6%. The effective tax rate for 2007 benefited from a German tax law change, an increased tax rate used to record federal deferred tax assets and research and development tax credits.

Loss from Continuing Operations

The income from continuing operations was $10.5 million for the year compared to income of $10.4 million in the prior year as a result of the fluctuations discussed above.

Loss from Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and is continuing to explore strategic alternatives for its Escape brand products. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the results of operations of the Escape business have been reported as discontinued operations in the consolidated statements of operations for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006 and in the consolidated balance sheets as of October 3, 2008 and September 28, 2007. The Company recorded after tax losses related to the discontinued Escape business of $1.3 million and $1.7 million for 2007 and 2006, respectively.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	2008	2007	2006
Cash provided by (used for):
Operating activities	$4.9	$0.6	$7.5
Investing activities	(18.2)	(22.0)	(18.6)
Financing activities	15.5	5.3	(12.8)
Effect of exchange rate changes	0.4	3.6	3.5
Increase (decrease) in cash and temporary cash investments	$2.6	$(12.5)	$(20.4)

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the past three years:

(millions)	2008	2007	2006
Current assets (1)	$189.7	$205.2	$185.3
Current liabilities (2)	55.4	66.3	57.7
Working capital (2)	$134.3	$138.9	$127.6
Current ratio (2)	3.4:1	3.1:1	3.2:1

(1)	2008, 2007 and 2006 information includes cash and cash equivalents of $41.8, $39.2 and $51.7 million, respectively.
(2)	Excludes short-term debt and current maturities of long-term debt.

Cash flows provided by operations totaled $4.9 million, $0.6 million and $7.5 million in fiscal 2008, 2007 and 2006, respectively. The major driver in the increase in cash flows from operations in fiscal 2008 was a decline in accounts receivable due to collections of prior year receivables and lower sales in fiscal 2008 partially offset by fiscal 2007 incentive compensation paid out in fiscal 2008 and income tax payments.

The major driver in the decline of cash flows from operations in fiscal 2007 was created by an increase in working capital. Increases in accounts receivable of $3.1 million and inventory of $22.6 million were offset by increases in accounts payable and other accrued liabilities of $5.4 million, all of which reflect the increase in working capital in fiscal 2007.

Depreciation and amortization charges were $10.1 million in fiscal 2008, $9.4 million in fiscal 2007 and $9.2 million in fiscal 2006.

Investing Activities

Cash flows used for investing activities were $18.2 million, $22.0 million and $18.6 million in fiscal 2008, 2007 and 2006, respectively. The acquisition of Geonav used $5.6 million of cash in fiscal 2008.  The acquisition of Lendal used $1.5 million of cash in fiscal 2007.  The acquisition of Seemann used $0.7 million and $7.9 million of cash in fiscal 2008 and 2007, respectively. The acquisition of Cannon/Bottom Line used $9.9 million of cash in fiscal 2006. Expenditures for property, plant and equipment were $12.4 million, $13.4 million, $8.9 million in fiscal 2008, 2007 and 2006, respectively. In general, the Company’s ongoing expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past three fiscal years:

(millions)	2008	2007	2006
Current debt	$—	$32.8	$17.0
Long-term debt	60.0	10.0	20.8
Total debt	60.0	42.8	37.8
Shareholders’ equity	122.3	200.2	180.9
Total capitalization	$182.3	$243.0	$218.7
Total debt to total capitalization	32.9%	17.6%	17.3%

Cash flows provided by (used for) financing activities totaled $15.5 million, $5.3 million and ($12.8) million in fiscal 2008, 2007 and 2006, respectively. Payments on long-term debt were $20.8 million, $17.0 million and $13.0 million in fiscal 2008, 2007 and 2006, respectively.

On October 7, 2005, the Company entered into a $75 million unsecured revolving credit facility agreement expiring October 7, 2010. The Company had no outstanding borrowings on this credit facility as of October 3, 2008.

On February 1, 2007, the Company entered into an additional $10.0 million unsecured revolving credit facility agreement to satisfy the Company's working capital requirements. The Company repaid and closed this credit facility in May 2007 as it was no longer needed.

On February 12, 2008, the Company entered into a Term Loan Agreement with JPMorgan Chase Bank N.A., as lender and agent and the other lenders named therein (the "lending group").  This Term Loan Agreement consists of a $60.0 million term loan maturing on February 12, 2013, bearing interest at a three month LIBOR rate plus an applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varies between 1.25% and 2.00%. At October 3, 2008, the margin in effect was 2.00% for LIBOR loans.

On October 13, 2008, the Company entered into an Omnibus Amendment of its Term Loan Agreeement and revolving credit facility effective as of October 3, 2008 with the lending group.  On the same date, the Company also entered into a Security Agreement with the lending group.  The Omnibus Amendment temporarily modified certain provisions of the Company’s Term Loan Agreement and revolving credit facility.  The Security Agreement was granted in favor of the lending group and covers certain inventory and accounts receivable.

The Omnibus Amendment reset the applicable margin on the LIBOR based debt at 3.25%.  Under the terms of the Omnibus Amendment, certain financial and non-financial covenants were modified, including restrictions on the Company’s ability to increase the amount or frequency of dividends, a restriction in the aggregate amount of acquisitions to no more than $2.0 million, adjustments to the maximum leverage ratio which cannot exceed 5.0 to 1.0 and adjustments to the minimum fixed charge coverage ratio which cannot be less than 1.75 to 1.0 for the quarter ended October 3, 2008.  In addition, the definition of consolidated EBITDA was modified to exclude certain non-cash items.

The Omnibus Amendment did not reset the net worth covenant and the Company was in non-compliance with this covenant as of October 3, 2008.  On December 31, 2008, the Company entered into an amended term loan and revolving credit facility agreement with the lending group, effective January 2, 2009.  Changes to the term loan include shortening the maturity date to October 7, 2010, adjusting financial covenants and interest rates.  The revolving credit facility was reduced from $75.0 million to $35.0 million, with an additional reduction of $5.0 million required by January 31, 2009.  The maturity of the revolving credit facility remains unchanged at October 7, 2010.  The revised term loan bears interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50%.  The revolving credit facility bears interest at LIBOR plus 4.50%.

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

As a result of the amendment of the Company’s debt agreements entered into on December 31, 2008, the Company has prepared an analysis of the Swap in respect of the new terms as of that date and concluded that the Swap is no longer an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate due to the LIBOR floor in the amended terms.  The Company will evaluate the effectiveness of the Swap on a quarterly basis going forward.

On December 29, 2008, the Company and JPMorgan Chase (“the Counterparty”) agreed to amend the terms of its $60.0 million LIBOR interest rate swap (“the Swap”) contract to include an automatic termination clause.  The Company and the Counterparty are negotiating a modification of the terms of the Swap to accommodate the new debt agreements.  If the Company and the Counterparty cannot agree to acceptable modification terms, then the Swap will automatically terminate on January 8, 2009.  Early termination of the Swap would require the Company and the Counterparty to settle their respective obligations to each other under the Swap contract terms.  If such a termination had occurred on December 29, 2008, it would have required the Company to pay the Counterparty approximately $6.5 million, which was the fair value of the Swap on that date.  If the Swap were to terminate on January 8, 2009, the amount required to be paid by the Company to settle this contract could be materially different.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facility, including interest, operating leases and open purchase orders. The following schedule details these significant contractual obligations at October 3, 2008.

	Payment Due by Period
(millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$60.0	$—	$60.0	$—	$—
Short-term debt	—	—	—	—	—
Operating lease obligations	27.6	6.5	8.6	5.1	7.4
Open purchase orders	47.1	47.1	—	—	—
Contractually obligated interest payments	10.9	3.6	7.3	—	—
Total contractual obligations	$145.6	$57.2	$75.9	$5.1	$7.4

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of October 3, 2008. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the amount of borrowings and the interest rates on that facility. Estimated future interest payments on the $60.0 million floating rate LIBOR term debt were calculated under the terms of the debt agreement in place at October 3, 2008 using the market rate applicable in the current period and assumed this rate would not change over the life of the term loan. Actual LIBOR market rates and the Company’s applicable margin may differ significantly from this estimate under its new debt agreement.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at October 3, 2008 totaled $2.2 million.

The Company anticipates making contributions to its defined benefit pension plans of $0.3 million through September 30, 2009.

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

Foreign Operations

The Company has significant foreign operations for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 29% of the Company’s revenues for the year ended October 3, 2008 were denominated in currencies other than the U.S. dollar. Approximately 17% were denominated in euros, with the remaining 12% denominated in various other foreign currencies.

In the past, the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal years 2008 or 2007.

Interest Rates

The Company uses interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates. The Company had no interest rate swaps, caps or collars outstanding as of the fiscal 2007 year end. On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million, receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over an accruing period beginning December 14, 2007 and ending December 14, 2012. Interest will be payable quarterly. The Swap has been designated as a cash flow hedge of a forecasted floating rate debt issuance of approximately $60.0 million and as of October 3, 2008, was expected to be an effective hedge of the impact on interest payments due to changes in the three-month LIBOR benchmark rate.

As a result of the amendment of the Company’s debt agreements entered into on December 31, 2008, effective January 2, 2009, the Company has prepared an analysis of the Swap in respect of the new terms as of that date and concluded that the Swap is no longer an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate due to the LIBOR floor in the amended terms.  The Company will evaluate the effectiveness of the Swap on a quarterly basis going forward.

On December 29, 2008, the Company and JPMorgan Chase (“the Counterparty”) agreed to amend the terms of its $60.0 million LIBOR interest rate swap (“the Swap”) contract to include an automatic termination clause.  The Company and the Counterparty are negotiating a modification of the terms of the Swap to accommodate the new debt agreements.  If the Company and the Counterparty cannot agree to acceptable modification terms, then the Swap will automatically terminate on January 8, 2009.  Early termination of the Swap would require the Company and the Counterparty to settle their respective obligations to each other under the Swap contract terms.  If such a termination had occurred on December 29, 2008, it would have required the Company to pay the Counterparty approximately $6.5 million, which was the fair value of the Swap on that date.  If the Swap were to terminate on January 8, 2009, the amount required to be paid by the Company to settle this contract could be materially different.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures include costs associated with metals, resins and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company's term loan outstanding at October 3, 2008:

Estimated Impact on
(millions)	Fair Value	Income Before Income Taxes
Interest rate instruments	$ —	$ 0.6

The Company had $60.0 million outstanding in a LIBOR based term loan, maturing on February 12, 2013, with interest payable quarterly. The term loan bears interest at three-month LIBOR, which is reset each quarter at the prevailing three month LIBOR. The fair market value of this term loan was $60.0 million as of October 3, 2008.

Other Factors

The Company experienced inflationary pressures during fiscal 2008 on energy, metals, resins and freight charges. The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

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

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or market. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. The Company also considers current forecast plans, as well as market and industry conditions in establishing reserve levels. Though the Company considers these balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required reserve balances.

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which market is the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 beginning in fiscal 2009. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for the Company beginning in fiscal 2009. The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51(“SFAS No. 160”). The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2010 fiscal year. The Company does not anticipate that SFAS No. 160 will have any material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in fiscal 2009. The Company does not believe the adoption of SFAS No. 161 will have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-39.

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

(c)	Management’s Annual Report on Internal Control over Financial Reporting

The annual report of management required under this Item 9A is contained in the section titled “Item 8. Financial Statements and Supplementary Data” under the heading “Management’s Report on Internal Control over Financial Reporting.”

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

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 31, 2009. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders.

The Audit Committee of the Company's Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr. and John M. Fahey, Jr.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Compensation of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 31, 2009.

The information incorporated by reference from the “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 31, 2009.

Equity Compensation Plan Information

The following table summarizes share information, as of October 3, 2008, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan, and the Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan. All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	271,043	$8.36	500,458 (1)

(1)
All of the available shares under the 2003 Non-Employee Director Stock Ownership Plan (104,817) and under the 2000 Long-Term Stock Incentive Plan (395,641) may be issued upon the exercise of stock options or granted as restricted stock, and, in the case of the 2000 Long-Term Stock Incentive Plan, as share units. There are 55,764 shares available for issuance under the Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 31, 2009. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

·	Management’s Report on Internal Control over Financial Reporting
·	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
·	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
·	Consolidated Balance Sheets - October 3, 2008 and September 28, 2007
·	Consolidated Statements of Operations - Years ended October 3, 2008, September 28, 2007 and September 29, 2006
·	Consolidated Statements of Shareholders’ Equity - Years ended October 3, 2008, September 28, 2007 and September 29, 2006
·	Consolidated Statements of Cash Flows - Years ended October 3, 2008, September 28, 2007 and September 29, 2006
·	Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules are omitted because they are not applicable, are not required or the required information has been included in the Consolidated Financial Statements or notes thereto.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 2nd day of January 2009.

JOHNSON OUTDOORS INC.

(Registrant)

BY/s/  Helen P. Johnson-Leipold
            Helen P. Johnson-Leipold
            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of January 2009.

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

3.2	Bylaws of the Company as amended and restated through September 23, 2008.
4.1	Note Agreement dated October 1, 1995. (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended December 29, 1995 and incorporated herein by reference.)
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

9.1
Johnson Outdoors Inc. Class B common stock Amended and Restated Voting Trust Agreement, dated December 10, 2007 (Filed as Exhibit 99.54 to Amendment No. 11 to the Schedule 13D filed by Helen P. Johnson-Leipold on December 10, 2007 and incorporated herein by reference.)

10.1	Stock Purchase Agreement, dated as of January 12, 2000, by and between Johnson Outdoors Inc. and Berkley Inc. (Filed as Exhibit 2.1 to the Company’s Form 8-K dated March 31, 2000 and incorporated herein by reference.)
10.2	Amendment to Stock Purchase Agreement, dated as of February 28, 2000, by and between Johnson Outdoors Inc. and Berkley Inc. (Filed as Exhibit 2.2 to the Company’s Form 8-K dated March 31, 2000 and incorporated herein by reference.)
10.3+	Johnson Outdoors Inc. Amended and Restated 1986 Stock Option Plan. (Filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended July 2, 1993 and incorporated herein by reference.)
10.4	Registration Rights Agreement regarding Johnson Outdoors Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit 10.6 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.5	Registration Rights Agreement regarding Johnson Outdoors Inc. Class A common stock held by Mr. Samuel C. Johnson. (Filed as Exhibit 28 to the Company’s Form 10-Q for the quarter ended March 29, 1991 and incorporated herein by reference.)
10.6+	Form of Restricted Stock Agreement. (Filed as Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-23299 and incorporated herein by reference.)
10.7+	Form of Supplemental Retirement Agreement of Johnson Diversified, Inc. (Filed as Exhibit 10.9 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.8+	Johnson Outdoors Retirement and Savings Plan. (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended September 29, 1989 and incorporated herein by reference.)
10.9+	Form of Agreement of Indemnity and Exoneration with Directors and Officers. (Filed as Exhibit 10.11 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.10	Consulting and administrative agreements with S. C. Johnson & Son, Inc. (Filed as Exhibit 10.12 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.11+	Johnson Outdoors Inc. 1994 Long-Term Stock Incentive Plan. (Filed as Exhibit 4 to the Company’s Form S-8 Registration Statement No. 333-88091 and incorporated herein by reference.)
10.12+	Johnson Outdoors Inc. 1994 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4 to the Company’s Form S-8 Registration Statement No. 333-88089 and incorporated herein by reference.)
10.13+	Johnson Outdoors Economic Value Added Bonus Plan (Filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended October 1, 1997 and incorporated herein by reference.)
10.14+	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)
10.15+	Share Purchase and Transfer Agreement, dated as of August 28, 2002, by and between, among others, Johnson Outdoors Inc. and an affiliate of Bain Capital Fund VII-E (UK), Limited Partnership. (Filed as Exhibit 2.1 to the Company’s Form 8-K dated September 9, 2002 and incorporated herein by reference.)
10.16+	Johnson Outdoors Inc. Worldwide Key Executive Phantom Share Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q dated March 28, 2003 and incorporated herein by reference.)
10.17+	Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan. (Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)
10.18	Stock Purchase Agreement by and between Johnson Outdoors Inc. and TFX Equities Incorporated. (Filed as Exhibit 2.1 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)
10.19	Intellectual Property Purchase Agreement by and among Johnson Outdoors Inc., Technology Holding Company II and Teleflex Incorporated. (Filed as Exhibit 2.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)
10.20+	Johnson Outdoors Inc. 1987 Employees’ Stock Purchase Plan as amended. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)
10.21+	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.22+	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)
10.23+	Form of Stock Option Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)
10.24	Amended and Restated Credit Term Loan Agreement (Term), dated as of January 2, 2009, among Johnson Outdoors, Inc., JPMorgan Chase Bank, N.A., as lender and agent, and the other lenders named therein (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on January 2, 2009).
10.25	Amended and Restated Credit Agreement (Revolving), dated as of January 2, 2009, among Johnson Outdoors, Inc., JPMorgan Chase Bank, N.A., as lender and agent, and the other lenders named therein (filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on January 2, 2009).
21	Subsidiaries of the Company as of October 3, 2008.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 3, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of October 3, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Helen P. Johnson-Leipold	David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Shareholders and Board of Directors

Johnson Outdoors Inc.:

We have audited Johnson Outdoors Inc.’s internal control over financial reporting as of October 3, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Johnson Outdoors Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Johnson Outdoors Inc. maintained, in all material respects, effective internal control over financial reporting as of October 3, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Johnson Outdoors Inc. as of October 3, 2008 and September 28, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 3, 2008 of Johnson Outdoors Inc. and our report dated January 2, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Milwaukee, Wisconsin
January 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

Shareholders and Board of Directors
Johnson Outdoors Inc.:

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of October 3, 2008 and September 28, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 3, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Johnson Outdoors Inc. as of October 3, 2008 and September 28, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the financial statements, in the year ended October 3, 2008, the Company changed its method of accounting for uncertain tax positions to conform with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  As discussed in Note 7 of the financial statements, the Company changed its method of accounting for pensions and other post retirement benefits, in the year ended September 28, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Johnson Outdoors Inc.’s internal control over financial reporting as of October 3, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 2, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Milwaukee, Wisconsin
January 2, 2009

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	October 3 2008	September 28 2007
Assets
Current assets:
Cash and cash equivalents	$41,791	$39,232
Accounts receivable less allowance for doubtful accounts of $2,577 and $2,267, respectively	52,710	57,275
Inventories	85,999	87,726
Assets held for sale	47	1,706
Deferred income taxes	2,963	11,029
Other current assets	6,204	8,253
Total current assets	189,714	205,221
Property, plant and equipment, net	39,077	36,406
Deferred income taxes	594	13,097
Goodwill	14,085	51,454
Other intangible assets, net	6,442	6,638
Other assets	5,157	6,863
Total assets	$255,069	$319,679
Liabilities And Shareholders’ Equity
Current liabilities:
Short-term notes payable	$—	$22,000
Current maturities of long-term debt	3	10,800
Accounts payable	24,674	23,051
Accrued liabilities:
Salaries, wages and benefits	8,671	17,326
Accrued discounts and returns	5,776	5,524
Accrued interest payable	234	610
Income taxes payable	1,318	2,192
Other	14,637	16,619
Liabilities held for sale	76	938
Total current liabilities	55,389	99,060
Long-term debt, less current maturities	60,000	10,006
Deferred income taxes	1,111	—
Retirement benefits	6,774	2,402
Other liabilities	9,511	8,046
Total liabilities	132,785	119,514
Shareholders’ equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding: October 3, 2008, 8,006,569; September 28, 2007, 7,949,617	400	397
Class B shares issued and outstanding: October 3, 2008, 1,216,464; September 28, 2007, 1,217,409	61	61
Capital in excess of par value	57,873	56,835
Retained earnings	53,171	126,253
Accumulated other comprehensive income	10,779	16,619
Total shareholders’ equity	122,284	200,165
Total liabilities and shareholders’ equity	$255,069	$319,679

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

			Year Ended
(thousands, except per share data)	October 3 2008	September 28 2007	September 29 2006
Net sales	$420,789	$430,604	$393,950
Cost of sales	261,238	255,108	228,673
Gross profit	159,551	175,496	165,277
Operating expenses:
Marketing and selling	101,127	100,818	91,362
Administrative management, finance and information systems	42,796	38,646	35,823
Research and development	12,495	12,254	11,199
Goodwill and other impairment charges	41,007	—	—
Litigation settlement	—	4,400	—
(Gains) losses related to New York flood	—	(2,874)	1,500
Profit sharing	179	2,226	2,034
Total operating expenses	197,604	155,470	141,918
Operating (loss) profit	(38,053)	20,026	23,359
Interest income	(766)	(738)	(504)
Interest expense	5,695	5,162	4,989
Other expense (income), net	1,315	(193)	376
(Loss) income before income taxes	(44,297)	15,795	18,498
Income tax expense	24,178	5,246	8,061
(Loss) income from continuing operations	(68,475)	10,549	10,437
Loss from discontinued operations, net of income tax benefit of $0, $772 and $1,012 respectively	(2,559)	(1,315)	(1,722)
Net (loss) income	$(71,034)	$9,234	$8,715
Weighted average common shares – Basic:
Class A	7,876	7,848	7,771
Class B	1,217	1,218	1,219
Dilutive stock options and restricted stock	169	188	171
Weighted average common shares – Dilutive	9,262	9,254	9,161
(Loss) Income from continuing operations per common share – Basic:
Class A	$(7.53)	$1.18	$1.18
Class B	$(7.53)	$1.06	$1.06
Loss from discontinued operations per common share – Basic:
Class A	$(0.28)	$(0.15)	$(0.20)
Class B	$(0.28)	$(0.13)	$(0.18)
Net (loss) income per common share – Basic:
Class A	$(7.81)	$1.03	$0.98
Class B	$(7.81)	$0.93	$0.88
(Loss) income from continuing operations per common Class A and B share – Dilutive	$(7.53)	$1.14	$1.14
Loss from discontinued operations per common Class A and B share – Dilutive	$(0.28)	$(0.14)	$(0.19)
Net (loss) income per common Class A and B share – Dilutive	$(7.81)	$1.00	$0.95
Dividends per share:
Class A Common Stock	$0.22	$0.11	$0.00
Class B Common Stock	$0.20	$0.10	$0.00

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands)	CommonStock	Capital in Excess of Par Value	Retaind Earnings	Deferred Compensation	TreasuryStock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance at September 30, 2005	$451	$55,279	$109,300	$(598)	$—	$2,002	$3,719
Net income	—	—	8,715	—	—	—	8,715
Exercise of stock options (1)	—	65	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	109	—	—	—	—	—
Stock-based compensation and award of restricted shares	2	604	—	—	—	—	—
Adoption of SFAS 123 (R)	—	(598)	—	598		—	—
Translation adjustment	—	—	—	—	—	3,454	3,454
Additional minimum pension liability (2)	—	—	—	—	—	1,497	1,497
Balance at September 29, 2006	454	55,459	118,015	—	—	6,953	13,666
Net income	—	—	9,234	—	—	—	9,234
Dividends declared	—	—	(996)	—	—	—	—
Exercise of stock options (1)	1	591	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1	160	—	—	—	—	—
Stock-based compensation and award of restricted shares	2	625	—	—	—	—	—
Translation adjustment	—	—	—	—	—	10,379	10,379
Additional minimum pension liability (2)	—	—	—	—	—	45	45
Comprehensive income	—	—	—	—	—	—	19,658
Adoption of SFAS 158(3)	—	—	—	—	—	(758)
Balance at September 28, 2007	458	56,835	126,253	—	—	16,619
Net loss	—	—	(71,034)	—	—	—	(71,034)
Dividends declared	—	—	(2,003)	—	—	—	—
Exercise of stock options (1)	1	154	(45)	—	80	—	—
Issuance of stock under employee stock purchase plan	1	135	—	—	—	—	—
Stock-based compensation and award of restricted shares	1	749	—	—	—	—	—
Translation adjustment	—	—	—	—	—	(1,295)	(1,295)
Change in pension plans (2)	—	—	—	—	—	(1,786)	(1,786)
Purchase of treasury stock at cost	—	—	—	—	(80)	—	—
Cash Flow Hedge	—	—	—	—	—	(2,759)	(2,759)
Comprehensive income	—	—	—	—	—	—	$(76,874)
Balance at October 3, 2008	$461	$57,873	$53,171	$—	$—	$10,779

(1)	Includes tax benefit related to exercise of stock options of $29, $111 and $25 for 2008, 2007 and 2006, respectively.
(2)	Net of tax provision of $(705), $33 and $771 for 2008, 2007 and 2006, respectively.
(3)	Net of tax provision of $560 for 2007.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	October 3 2008	September 28 2007	September 29 2006
Cash Provided By Operating Activities
Net (loss) income	$(71,034)	$9,234	$8,715
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	9,423	9,079	8,813
Amortization of intangible assets and deferred financing costs	633	323	351
Goodwill and other impairment charges	41,007	—	—
Loss on sale of property, plant and equipment	565	12	107
Provision for doubtful accounts receivable	735	990	629
Provision for inventory reserves	5,552	1,687	2,163
Stock-based compensation	711	651	686
Deferred income taxes	20,647	(88)	3,755
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable	7,079	(3,063)	(3,591)
Inventories	(577)	(22,550)	(10,617)
Accounts payable and accrued liabilities	(15,809)	5,366	1,166
Other current assets	2,153	(831)	(2,074)
Other non-current assets	1,800	(1,855)	(575)
Other long-term liabilities	1,898	2,371	(1,479)
Other, net	117	(668)	(558)
	4,900	658	7,491
Cash Used For Investing Activities
Payments for purchase of business	(6,329)	(9,409)	(9,863)
Additions to property, plant and equipment	(12,424)	(13,418)	(8,865)
Proceeds from sale of property, plant and equipment	534	814	178
	(18,219)	(22,013)	(18,550)
Cash Provided By (Used For) Financing Activities
Net (repayments) borrowings on short-term debt	(22,000)	22,000	—
Borrowings on long-term debt	60,000	—	7
Principal payments on senior notes and other long-term debt	(20,803)	(17,001)	(13,000)
Excess tax benefits from stock-based compensation	30	111	25
Dividends paid	(2,000)	(498)	—
Common stock transactions	301	642	150
	15,528	5,254	(12,818)
Effect of foreign currency fluctuations on cash	350	3,644	3,455
Increase (decrease) in cash and cash equivalents	2,559	(12,457)	(20,422)
Cash and cash equilavents
Beginning of year	39,232	51,689	72,111
End of year	$41,791	$39,232	$51,689

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 2008

(in thousands except share and per share amounts)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Johnson Outdoors Inc. (“the Company”) is an integrated, global outdoor recreation products company engaged in the design, manufacture and marketing of brand name outdoor equipment, diving, watercraft and marine electronics products.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Johnson Outdoors Inc. and all majority owned subsidiaries and are stated in conformity with U.S. generally accepted accounting principles. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and operating results and the disclosure of commitments and contingent liabilities. Actual results could differ significantly from those estimates. For the Company, significant estimates include the allowance for doubtful accounts receivable, reserves for inventory valuation, impairment of goodwill, reserves for sales returns, reserves for warranty service, pension actuarial assumptions and the valuation allowance for deferred tax assets.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal year ended October 3, 2008 (hereinafter 2008), comprised 53 weeks. The fiscal years ended September 28, 2007 (hereinafter 2007) and September 29, 2006 (hereinafter 2006) each comprised 52 weeks.

Cash and Cash Equivalents

The Company considers all short-term investments in interest-bearing bank accounts, securities and other instruments with an original maturity of three months or less, when purchased, to be equivalent to cash.  Cash equivalents are stated at cost which approximates market value.

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

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories at the end of the respective years consist of the following:

	2008	2007
Raw materials	$30,581	$34,585
Work in process	2,834	3,850
Finished goods	59,897	53,315
	93,312	91,750
Less reserves	7,313	4,024
	$85,999	$87,726

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

Property, plant and equipment at the end of the respective years consist of the following:

	2008	2007
Property and improvements	$1,240	$1,307
Buildings and improvements	25,481	22,731
Furniture, fixtures and equipment	106,252	100,790
	132,973	124,828
Less accumulated depreciation	93,896	88,422
	$39,077	$36,406

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company applies a fair value-based impairment test to the net book value of goodwill on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value of the applicable reporting units.  Reporting units are defined as operating segments or one level below an operating segment when that component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  The Company has identified its Outdoor Equipment segment and Diving segment as reporting units as well as the component businesses of its Marine Electronic segment and Watercraft segment.  Estimated fair value is based on management judgments and assumptions and those fair values are compared with the aggregate carrying values of the reporting units.  If the fair value of the reporting unit is greater than its carrying amount, there is no impairment.  If the reporting unit carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

The second step calculates the implied fair value of the goodwill which is compared to its carrying value.  If the implied fair value is less than the carrying value, an impairment loss is recognized equal to the difference.

During the fourth quarter of fiscal 2008, the Company performed its annual goodwill impairment test.  The fair value of the reporting units was estimated based on a discounted projection of future cash flows.  The rate used in determining discounted cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate.  In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions. Due to reduced growth expectations resulting from weakening economic conditions and increases in the Company’s weighted average cost of capital, the analysis indicated the potential for impairment.

With the assistance of a third-party valuation firm, the Company performed the second step and determined that an impairment of goodwill existed.  Accordingly, a non-cash charge of $39.6 million was recognized in the fourth quarter of fiscal 2008 for goodwill impairment.  Due to the current economic uncertainty and other factors, the Company cannot assure that remaining goodwill will not be further impaired in future periods.  There was no impairment recorded for the years ended September 28, 2007 and September 29, 2006.

The changes in the carrying amount of segment goodwill for fiscal 2008 and 2007 are as follows:

	Marine Electronics	Outdoor Equipment	Watercraft	Diving	Consolidated
Balance at September 29, 2006	$14,596	$563	$5,518	$22,270	$42,947
Currency translation	-	-	359	1,918	2,277
Acquisitions	-	-	710	5,520	6,230
Balance at September 28, 2007	14,596	563	6,587	29,708	51,454
Currency translations	(92)	-	(345)	933	496
Acquisitions	1,738	-	-	-	1,738
Impairment charges	(6,229)	(563)	(5,904)	(26,907)	(39,603)
Balance at October 3, 2008	$10,013	$-	$338	$3,734	$14,085

Other Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 3 to 25 years for patents and other intangible assets with definite lives.  During 2008, the final allocation of the purchase price related to the Geonav acquisition was completed resulting in definite lived intangible assets of $1,833.  The weighted average amortization period for these assets is 17 years.

In accordance with the requirements of SFAS No. 142, the Company carried out its annual fair value-based impairment test on indefinite lived intangibles as of October 3, 2008.  As a result of the test, the Company recorded an impairment charge of $1.4 million in the fourth quarter of 2008.

Intangible assets at the end of the respective years consist of the following:

	2008	2007
Patents	$3,457	$3,443
Trademarks	5,218	5,997
Other	1,620	744
	10,295	10,184
Less accumulated amortization	3,853	3,546
Net patents, trademarks and other	$6,442	$6,638

Trademarks at October 3, 2008 contain $4,158 of trademarks ($5,382 at September 28, 2007) which have indefinite lives and are not amortized. Amortization of patents and other intangible assets with definite lives was $453, $150 and $172 for 2008, 2007 and 2006, respectively. Amortization of these intangible assets is expected to be approximately $581 per year until they are fully amortized (the unamortized value of these assets was $2,284 and $1,256 as of October 3, 2008 and September 28, 2007, respectively).

Accumulated Other Comprehensive Income

The components of “Accumulated other comprehensive income” on the accompanying consolidated balance sheets as of fiscal year-end 2008 and 2007 are as follows:

	2008	2007
Foreign currency translation adjustment	$16,380	$17,674
Unamortized loss on pension plans, net of tax of $33 and $771, respectively	(2,842)	(1,055)
Cash flow hedge	(2,759)	-
Accumulated other comprehensive income	$10,779	$16,619

Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the warranty activity for the three years in the period ended October 3, 2008.

Balance at September 30, 2005	$3,287
Expense accruals for warranties issued during the year	3,915
Reserve for businesses acquired	100
Less current year warranty claims paid	3,458
Balance at September 29, 2006	3,844
Expense accruals for warranties issued during the year	4,006
Less current year warranty claims paid	3,560
Balance at September 28, 2007	4,290
Expense accruals for warranties issued during the year	3,742
Less current year warranty claims paid	3,671
Balance at October 3, 2008	$4,361

Earnings per Share

Net income or loss per share of Class A Common Stock and Class B Common Stock is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share ("SFAS No. 128") using the two-class method.

Holders of Class A Common Stock are entitled to cash dividends equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF 03-06"), the undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each such class is entitled to receive.

Basic EPS

Under the provisions of SFAS No. 128 and EITF 03-06, basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding less any non-vested stock.  In periods with cumulative year to date net income and undistributed income, the undistributed income for each period is allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each such class is entitled to receive.  In periods where there is a cumulative year to date net loss or no undistributed income because distributions through dividends exceeds net income, Class B shares are treated as anti-dilutive and losses are allocated equally on a per share basis among Class A and Class B shareholders.

For 2007 and 2006, basic income per share for Class A and Class B shares has been presented using the two class method in accordance with EITF 03-06.  For 2008, basic loss per share for Class A and Class B shares is the same due to the cumulative net loss incurred.

Diluted EPS

Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock using the treasury method. The computation of diluted net income per share of Common Stock assumes that Class B Common Stock is converted into Class A Common Stock.  Therefore, diluted net income per share is the same for both Class A and Class B shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options and non-vested stock is excluded and diluted loss per share is equal to basic loss per share.

For 2007 and 2006, diluted net income per share reflects the effect of dilutive stock options and non-vested stock using the treasury method and assumes the conversion of Class B Common Stock into Class A Common Stock.  For 2008, the effect of stock options and non-vested stock is excluded from the diluted loss per share calculation as they would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share:

	2008	2007	2006
(Loss) income from continuing operations	$(68,475)	$10,549	$10,437
Loss from discontinued operations	(2,559)	(1,315)	(1,722)
Net (loss) income	$(71,034)	$9,234	$8,715
(Loss) Income from continuing operations per common share – Basic:
Class A	$(7.53)	$1.18	$1.18
Class B	$(7.53)	$1.06	$1.06
Loss from discontinued operations per common share – Basic:
Class A	$(0.28)	$(0.15)	$(0.20)
Class B	$(0.28)	$(0.13)	$(0.18)
(Loss) Income per common share – Basic:
Class A	$(7.81)	$1.03	$0.98
Class B	$(7.81)	$0.93	$0.88
(Loss) Income from continuing operations per common Class A and B share – Dilutive	$(7.53)	$1.14	$1.14
Loss from discontinued operations per common Class A and B share – Dilutive	$(0.28)	$(0.14)	$(0.19)
(Loss) Income per common Class A and B share – Dilutive	$(7.81)	$1.00	$0.95

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for 2008 and 2006 because they would have been anti-dilutive totaled 271,043 and 19,750 respectively. There were no anti-dilutive stock options for 2007.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition and measurements provisions of SFAS No. 123(R), using the modified-prospective-transition method.  Under that transition method, compensation cost for stock options recognized in fiscal 2006 includes compensation cost for all options granted prior to, but not vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123.  Compenstation cost will be recorded for all options granted, if any, subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

No stock options were granted in 2008, 2007 or 2006.  See Note 10 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, restricted stock, phantom stock and employee stock purchase plans.

In accordance with SFAS No. 123(R) Share-Based Payment, cash flows from income tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards have been classified as financing cash flows.

Income Taxes

The Company provides for income taxes currently payable and deferred income taxes resulting from temporary differences between financial statement and taxable income.

In assessing the realizeability of deferred tax assets, the Company considers whether it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the years in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and when appropriate, projected future taxable income in making this assessment.

The Company’s U.S. entities file a consolidated federal income tax return.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertain tax positions.  See Note 6 for additional discussion.

Employee Benefits

The Company and certain of its subsidiaries have various retirement and profit sharing plans. The Company does not have any significant foreign retirement plans. Pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. The Company’s policy is to annually fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto. Other retirement costs are funded at least annually.

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

Currency gains and losses are realized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are realized through the settlement of transactions denominated in other than the local currency. The Company realized currency losses from transactions of $1,945, $584 and $221 for 2008, 2007 and 2006, respectively.

The Company operates internationally, which gives rise to exposure to market risk from movements in foreign currency exchange rates.  The Company does not enter into foreign exchange contracts for trading or speculative purposes. Gains and losses on unhedged exposures are recorded in operating results.

Approximately 29% of the Company’s revenues for the year ended October 3, 2008 were denominated in currencies other than the U.S. dollar. Approximately 17% were denominated in euros, with the remaining 12% denominated in various other foreign currencies.  In the past, the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal years 2008, 2007 or 2006.

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

Advertising expense in 2008, 2007 and 2006 totaled $24,355 $22,743 and $21,137, respectively. Capitalized costs at October 3, 2008 and September 28, 2007 totaled $1,390 and $1,194, respectively, and primarily include catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs are included in marketing and selling expense and totaled $14,156, $15,001 and $14,615 for 2008, 2007 and 2006, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new fishfinder products which are capitalized once technological feasibility is established. The amount capitalized related to software development for new fishfinders was $2,854, less accumulated amortization of $1,752 at October 3, 2008 and $2,227, less accumulated amortization of $712 at September 28, 2007.  These costs are amortized over the expected life of the software. The amounts expensed by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Company's Consolidated Statements of Operations.

Fair Values

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at October 3, 2008 and September 28, 2007 due to the short maturities of these instruments. See Note 4 for the fair value of long-term debt.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation.  These reclassifications were primarily associated with the classification of our Escape business as discontinued.  See Note 15 for additional information.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which market is the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 beginning in fiscal 2009. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for the Company beginning in fiscal 2009. The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2010 fiscal year. The Company does not anticipate that SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning in fiscal 2009.

2	RESTRUCTURING

Diving- Hallwil

In March 2008, the Company announced plans to consolidate UWATEC dive computer manufacturing and distribution at its existing facility in Batam, Indonesia which, for the past nine years, was a sub-assembly site for UWATEC’s main production in Hallwil, Switzerland. Batam operations were expanded and upgraded to accommodate needed additional capacity.  Consolidation is focused on improving operating efficiencies and reducing inventory lead times and operating costs. The total costs incurred during the twelve month period ended October 3, 2008 were $2,451, consisting of $825 of employee termination costs, and $1,626 of other costs. The Company expects the total cost of this restructuring to be approximately $2,783 consisting of employee termination benefits and related costs of $1,157 and other costs of $1,626.  The other costs  consist principally of project management, legal, moving and contract termination costs. These charges were included in the “Administrative management, finance and information systems” line in the Company’s Consolidated Statements of Operations. This action impacted 35 employees, resulting in the elimination of 33 positions and the reassignment of 2 employees to other roles in the Company.

The following represents a reconciliation of the changes in restructuring reserves related to this project through October 3, 2008.

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 28, 2007	$—	$—	$—	$—
Activity during the period ended October 3, 2008:
Charges to earnings	825	—	1,626	2,451
Settlement payments	—	—	(1,626)	(1,626)
Accrued liabilities as of October 3, 2008	825	—	—	825
Estimated completion costs	332	—	—	332
Total estimated restructuring cost	$1,157	$—	$1,626	$2,783

Outdoor Equipment - Binghamton

In June 2008, the Company announced plans to restructure and downsize its Binghamton, New York operations due to continued significant declines in sales of Military tents. The total costs incurred for this restructuring during the twelve month period ended October 3, 2008 were $320, consisting entirely of employee termination costs. The Company expects the total cost of this restructuring to be $320.  Approximately $47 and $45 of payments will be made in the first and second quarter of fiscal 2009, respectively. These charges are included in the “Administrative management, finance and information systems” line in the Company's Consolidated Statements of Operations. This action resulted in the elimination of 27 positions.

The following represents a reconciliation of the changes in restructuring reserves related to this project through October 3, 2008:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 28, 2007	$—	$—	$—	$—
Activity during the year ended October 3, 2008:
Charges to earnings	320	—	—	320
Settlement payments	(228)	—	—	(228)
Accrued liabilities as of October 3, 2008	92	—	—	92
Estimated completion costs	—	—	—	—
Total estimated restructuring cost	$320	$—	$—	$320

Diving – Bad Säkingen

In May 2007, the Company announced plans to relocate the operations of the Scubapro facility in Bad Säkingen, Germany into the Seemann operations in Wendelstein, Germany. As a result of the relocation of the positions at the Bad Säkingen facility in fiscal 2007, the Company recognized an expense of $578, consisting of employee termination benefits and related costs of $428 and non-employee exit costs of $150, principally consisting of moving and contract termination costs.  These charges were included in the “Administrative management, finance and information systems” line in the Company’s Consolidated Statements of Operations. This relocation resulted in the movement or elimination of 21 positions. The Company incurred charges of $74 in 2008 to exit its lease of the Bad Säkingen facility. No further restructuring charges or payments are anticipated in the future. Total restructuring costs for the Bad Säkingen closure were $652, consisting of approximately $130 of exit costs, $428 of employee termination costs, and $94 of other exit costs.

The following represents a reconciliation of the changes in restructuring reserves related to this project through October 3 2008:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 29, 2006	$—	$—	$—	$—
Activity during the year ended September 28, 2007:
Charges to earnings	428	130	20	578
Settlement payments	(281)	(14)	(20)	(315)
Accrued liabilities as of September 29, 2007	147	116	—	263
Activity during the year ended October 3, 2008:
Charges to earnings	—	—	74	74
Settlement payments	(147)	(116)	(74)	(337)
Accrued liabilities as of October 3, 2008	$—	$—	$—	$—

Diving – European Distribution

In September 2005, the Company approved a plan to consolidate distribution in Europe. These actions resulted in the closure of warehouses in Germany, Italy and Switzerland and office space in France during fiscal 2006. Additionally, actions were taken during fiscal 2005 to reorganize the European management structure to unify the marketing and sales efforts across Europe. This decision resulted in the reduction of 14 positions. These charges are included in the "Administrative management, finance and information systems" line in the Company's Consolidated Statement of Operations.

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

Geonav S.r.l.

On November 16, 2007, the Company acquired 100% of outstanding common stock of Geonav S.r.l. (Geonav), a marine electronics company for approximately $5,646 (cash of $5,242 and transaction costs of $404). The acquisition was funded with existing cash and borrowings under our credit facilities.  Geonav is a major European brand of chart plotters based in Viareggio, Italy. The Company believes that the purchase of Geonav will allow the Company to expand its product line and add to its marine electronics distribution channels in Europe. Also sold under the Geonav brand are marine autopilots, VHF radios and fishfinders. Geonav is included in the Company’s Marine Electronics segment.

The following table summarizes the final allocation of the purchase price, fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the Geonav acquisition.

Accounts receivable	$3,991
Inventories	3,291
Other current assets	111
Property, plant and equipment	429
Trademark	855
Customer list	978
Goodwill	1,738
Total assets acquired	11,393
Total liabilities assumed	5,747
Net purchase price	$5,646

The goodwill acquired is not deductible for tax purposes.

The acquisition was accounted for using the purchase method and, accordingly, the Company’s Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to present pro forma financial information with respect to the Geonav acquisition due to the immateriality of the transaction.

Seemann Sub GmbH & Co.

On April 2, 2007, the Company purchased the assets and assumed related liabilities of Seemann Sub GmbH & Co. KG (Seemann) for an initial payment of $7,757, plus $178 in transaction costs and $683 in additional purchase price consideration.  All  of the additional purchase price consideration was paid in fiscal 2008.  The transaction was funded using cash and was made to add to the breadth of the Diving product lines. Seemann, located in Wendelstein, Germany, is one of that country’s largest dive equipment providers. The purchase of the Seemann Sub brand was made to expand the Company’s product line with dive gear for the price-driven consumer. The Seemann product line is sold through the same channels as the Company’s other diving products and is included in the Company’s Diving segment.

The following table summarizes the final allocation of the purchase price, fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the Seemann acquisition.

Total current assets	$1,831
Property, plant and equipment	122
Trademark	936
Customer list	267
Goodwill	5,915
Total assets acquired	9,071
Total liabilities assumed	453
Net purchase price	$8,618

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

Lendal Products Ltd.

On October 3, 2006, the Company acquired all of the outstanding common stock of Lendal Products Ltd. (Lendal) from Lendal's founders for $1,404, plus $106 in transaction costs. The transaction was funded using cash and was made to add to the breadth of the Watercraft product lines.  Lendal manufactures and markets premium performance sea touring, whitewater and surf paddles and blades. The Lendal products are sold through the same channels as the Company’s other Watercraft products and are included in the Company’s Watercraft segment.

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

The goodwill acquired is not deductible for tax purposes.

The acquisition was accounted for using the purchase method and, accordingly, the Company's Consolidated Financial Statements include the results of operations since the date of acquisition.

The Company is not required to present pro forma financial information with respect to the Lendal acquisition due to the immateriality of the transaction.

Cannon/Bottom Line

On October 3, 2005, the Company acquired the assets of Cannon downriggers and Bottom Line fishfinders (Cannon/Bottom Line) from Computrol, Inc., a wholly owned subsidiary of Armstrong International. The purchase price was $9,863 and the transaction was funded using cash on hand. Cannon/Bottom Line is included in the Company’s Marine Electronics segment and was acquired to add to the breadth of the Marine Electronic product lines.

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

The Company is not required to present pro forma financial information with respect to the Cannon/Bottom Line acquisition due to the immateriality of the transaction.

4	INDEBTEDNESS

At October 3, 2008, the Company had a $75,000 unsecured revolving credit facility agreement dated October 7, 2005 which expires October 7, 2010. The Company had no borrowings outstanding under the revolving credit facility at October 3, 2008.

On February 12, 2008, the Company entered into a Term Loan Agreement, with JPMorgan Chase Bank N.A., as lender and agent, and the other lenders named therein. On the same date, the Company entered into an Amended and Restated Credit Agreement, with JPMorgan Chase Bank, N.A., as lender and agent, and the other lenders named therein (“the lending group”). This amendment updated the Company’s October 7, 2005 revolving credit facility to allow for the term loan and to amend the financial covenants in the revolving credit facility.

The Term Loan Agreement consists of a $60,000 term loan maturing on February 12, 2013. At October 3, 2008, the Company had Term Loan Agreement borrowings outstanding of $60,000 which bear interest at LIBOR plus an applicable margin. The applicable margin is based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varies between 1.25% and 2.00%. At October 3, 2008, the margin in effect was 2.00%.

The Term Loan Agreement requires the Company to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions above certain amounts. The key financial covenants include minimum fixed charge coverage and maximum leverage ratios. The most significant changes to the previous covenants include the minimum fixed charge coverage ratio increasing from 2.00 to 2.25 and the pledge of 65% of the shares of material foreign subsidiaries.

On October 3, 2008, the Company violated certain of its covenants and on October 13, 2008, the Company entered into an Omnibus Amendment of its Term Loan Agreement and revolving credit facility effective as of October 3, 2008 with the lending group.  On the same date, the Company also entered into a Security Agreement with the lending group which resulted in certain inventories and receivables being used as collateral.  The Omnibus Amendment temporarily modified certain provisions of the Company’s Term Loan Agreement and revolving credit facility.

The Omnibus Amendment reset the applicable margin on the LIBOR based debt at 3.25%.  Under the terms of the Omnibus Amendment, certain financial and non-financial covenants were modified, including restrictions on the Company’s ability to increase the amount or frequency of dividends, a restriction in the aggregate amount of acquisitions to no more than $2 million, adjustments to the maximum leverage ratio which cannot exceed 5.0 to 1.0 and adjustments to the minimum fixed charge coverage ratio which cannot be less than 1.75 to 1.0 for the quarter ended October 3, 2008.  In addition, the definition of consolidated EBITDA was modified to exclude certain non-cash items.

The Omnibus Amendment did not reset the net worth covenant and the Company violated this covenant as of October 3, 2008.  On December 31, 2008, the Company entered into an amended Term Loan Agreement and revolving credit facility agreement with the lending group, effective January 2, 2009.  Changes to the term loan include shortening the maturity date to October 7, 2010, adjusting financial covenants and adjusting interest rates.  The revised term loan bears interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50%.  The revolving credit facility was reduced from $75,000 to $35,000, with an additional reduction of $5,000 required by January 31, 2009.  The maturity of the revolving credit facility remains unchanged at October 7, 2010 and bears interest at LIBOR plus 4.50%. The Amended Term Loan and Credit Facility agreements provide for collateral of fixed assets and intellectual properties in the United States, in addition to certain inventory and accounts receivable already pledged under the Omnibus Amendment.  The Credit Facility is limited to a borrowing base calculated at 70% of accounts receivable and 55% of inventory for the months of October through January, and 50% of accounts receivable and 50% of inventory for the other months of the year, then reduced by other outstanding borrowings.

Due to the fact the Company has entered into this amendment, the Company’s term loan has been classified as long-term as of October 3, 2008, in accordance with the terms of the Amended Term Loan Agreement.

The Company uses interest rate swaps in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. To manage this risk in a cost efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for understanding hedge transactions. Interest rate swaps that meet specific conditions under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), are accounted for as cash flow hedges. The mark-to-market values of both the cash flow hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the Company's Consolidated Statement of Operations.

On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60,000 receiving a floating three month LIBOR interest rate while paying at a fixed interest rate of 4.685% over the period beginning on December 14, 2007 and ending on December 14, 2012. Interest is payable quarterly, starting on March 14, 2008.  The Swap has been designated as a cash flow hedge and as of October 3, 2008, is expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.  As of October 3, 2008, ineffectiveness of the Swap is immaterial.  The effect of the Swap is to lock the interest rate on $60,000 of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin. The market value of the Swap will rise and fall as market expectations of future floating rate LIBOR interest rates over the five year life of the Swap change in relation to the fixed rate of 4.685%.  The Swap has been recorded as a liability at its fair value of $2,759 at October 3, 2008, and as a component of accumulated other comprehensive income in equity net of tax, in accordance with SFAS No. 133.

As a result of the amendment of the Company’s debt agreements entered into on December 31, 2008, the Company has prepared an analysis of the Swap in respect of the new terms as of that date and concluded that the Swap is no longer an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate due to the LIBOR floor in the amended terms.  The Company will evaluate the effectiveness of the Swap on a quarterly basis going forward.

On December 29, 2008, the Company and JPMorgan Chase (“the Counterparty”) agreed to amend the terms of its $60,000 LIBOR interest rate swap (“the Swap”) contract to include an automatic termination clause.  The Company and the Counterparty are negotiating a modification of the terms of the Swap to accommodate the new debt agreements.  If the Company and the Counterparty cannot agree to acceptable modification terms, then the Swap will automatically terminate on January 8, 2009.  Early termination of the Swap would require the Company and the Counterparty to settle their respective obligations to each other under the Swap contract terms.  If such a termination had occurred on December 29, 2008, it would have required the Company to pay the Counterparty approximately $6,500 which was the fair value of the Swap on that date.  If the Swap were to terminate on January 8, 2009, the amount required to be paid by the Company to settle this contract could be materially different.

Long-term debt at the end of the respective years shown below consisted of the following:

	2008	2007
Term loan	$60,000	$—
2001 senior notes	—	20,000
1998 senior notes	—	800
Other	3	6
	60,003	20,806
Less current maturities	3	10,800
	$60,000	$10,006

The 2001 senior notes were unsecured and accrued interest at 7.82%.  The 1998 senior notes were unsecured and accrued interest at 7.15%.  The Company has in place $6,989 in unsecured revolving credit facilities at its foreign subsidiaries. There was no borrowing outstanding on any of these facilities during the year ended October 3, 2008 and September 28, 2007.

The Company utilizes letters of credit for trade financing purposes which totaled $2,245 at October 3, 2008.

The Company has total unsecured lines of credit, both foreign and domestic, with availability totaling $88,398 as of October 3, 2008.  This availability is reduced to $48,398 effective January 2, 2009 under the amended debt agreements, and then to $43,398 by January 31, 2009.

Aggregate scheduled maturities of long-term debt as of October 3, 2008 are as follows:

Year
2009	$3
2010	60,000

Interest paid was $5,932, $5,498 and $5,496 for 2008, 2007 and 2006, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of October 3, 2008 and September 28, 2007 was approximately $60,003 and $21,522, respectively.

Certain of the Company’s loan agreements require that the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a majority of the directors. At December 5, 2008, the Johnson Family held 3,739,454 shares or approximately 46% of the Class A common stock, 1,211,196 shares or approximately 100% of the Class B common stock and approximately 78% of the voting power of both classes of common stock taken as a whole.

5	LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, noncancelable operating leases. Future minimum rental commitments under noncancelable operating leases with an initial lease term in excess of one year at October 3, 2008 were as follows:

Year	Related parties included in total	Total
2009	$798	$6,457
2010	689	4,858
2011	542	3,715
2012	—	2,836
2013	—	2,302
Thereafter	—	7,354

Rental expense under all leases was approximately $9,126, $8,257 and $7,162 for 2008, 2007 and 2006, respectively.

The Company makes commitments related to capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

6	INCOME TAXES

Income tax expense for the respective years consisted of the following:

	2008	2007	2006
Current:
Federal	$—	$—	$—
State	251	109	159
Foreign	2,678	3,410	3,919
Deferred	21,249	1,727	3,983
	$24,178	$5,246	$8,061

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2008	2007
Deferred tax assets:
Inventories	$5,146	$3,303
Compensation	6,980	7,387
Tax credit carryforwards	2,528	2,333
Goodwill and other intangibles	4,171	—
Net operating loss carryforwards	7,820	5,965
Depreciation and amortization	6,631	4,838
Accrued liabilities	3,754	3,762
Other	1,594	1,583
Total gross deferred tax assets	38,624	29,171
Less valuation allowance	35,067	3,437
Deferred tax assets	3,557	25,734
Deferred tax liabilities:
Goodwill and other intangibles	—	652
Foreign statutory reserves	1,111	956
Net deferred tax assets	$2,446	$24,126

The net deferred tax assets of $2,446 in 2008 are recorded as $2,963 in current assets, $594 in non-current assets and $1,111 in non-current liabilities.  Net deferred tax assets of $24,126 in 2007 are recorded as $11,029 in current assets and $13,097 in non-current assets.

Income before income taxes for the respective years consists of the following:

	2008	2007	2006
United States	$(20,813)	$5,719	$10,645
Foreign	(23,484)	10,076	7,853
	$(44,297)	$15,795	$18,498

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below are as follows:

	2008	2007	2006
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
Foreign rate differential	(4.1)	3.9	8.4
Tax law change	¾	(4.0)	—
Impairment of intangibles	(15.4)	—	—
Reduction in valuation reserve for deferred assets	¾	—	(5.2)
Increase in valuation reserve for deferred assets	(66.8)	—	—
Reduction (increase) in rate utilized to record deferred taxes	¾	(2.9)	4.9
Other	(2.3)	2.2	1.5
	(54.6)%	33.2%	43.6%

The foreign rate differential of (4.1)%, 3.9% and 8.4% for 2008, 2007 and 2006, respectively, is comprised of several foreign tax related items including the statutory rate differential in each year, settlement of tax audits and additional contingency reserves in 2008, 2007 and 2006, respectively. During 2007, the Company increased the U.S. federal tax rate used in valuing deferred tax assets from 34% to 35%, positively impacting the 2007 effective tax rate by 2.9% and the Company reduced the state income tax rate used in valuing deferred tax assets during December of 2006, negatively impacting the 2006 effective tax rate by 4.9%. Deferred tax assets have been recorded at the maximum federal income tax rate in effect in the future year(s), when they are anticipated to be utilized. A German tax law change (Revised Reorganization Tax Code) during 2007 resulted in a tax receivable recorded by the Company that reduced the effective tax rate by 4.0%.

At October 3, 2008, the Company has federal net operating loss carryforwards of $10,746 which begin to expire in 2016, as well as various state net operating loss carryforwards. In addition, certain of the Company’s foreign subsidiaries have operating loss carryforwards totaling $2,379. These operating loss carryforwards are available to offset future taxable income over the next 3 to approximately 20 years.  The Company has established a valuation allowance for the portion of deferred tax assets in the U.S., Germany, Spain, United Kingdom, and New Zealand tax jurisdictions that are anticipated to expire unused.

SFAS No. 109 requires an assessment of whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence and considering whether it is more likely than not that the deferred tax assets will not be realized. Given the current market conditions of the outdoor recreation equipment market as well as other factors arising during fiscal 2008 which may impact future operating results, the Company considered both positive and negative evidence in evaluating the need for a valuation allowance relating to the deferred tax assets of the U.S., Germany, Spain, United Kingdom, and New Zealand tax jurisdictions. Based on projections for these tax jurisdictions the Company determined that it was more likely than not that certain deferred tax assets will not be realized and a valuation allowance of $29,175, $1,837, $153, $374, and $91 was recorded against the net deferred tax assets for the U.S., Germany, Spain, United Kingdom, and New Zealand tax jurisdictions respectively, during fiscal 2008.

Taxes paid were $3,739, $2,823 and $2,074 for 2008, 2007 and 2006, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on September 29, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2008
Balance at September 29, 2007	$1,074
Gross decreases - tax positions in prior period	(109)
Gross increases - tax positions in current period	175
Balance at October 3, 2008	$1,140

After adoption of FIN 48 on September 29, 2007, the Company’s total gross liability for unrecognized tax benefits was $1,074, including $100 of accrued interest. The Company is currently under examination in the U.S., and is not currently undergoing examinations in any major foreign tax jurisdiction. There have been no material changes in unrecognized tax benefits as a result of tax positions in the current year ended October 3, 2008.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2008, $3 of interest was recorded as a component of income tax expense in the consolidated statement of operations. At October 3, 2008, $103 of accrued interest and penalties are included in the consolidated balance sheet.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Year(s)
United States	1993-2007
Canada	2004-2007
France	2006-2007
Germany	2005-2007
Italy	2004-2007
Japan	2007
Switzerland	1998-2007

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the U.S. during the year. At October 3, 2008, net undistributed earnings of foreign subsidiaries totaled approximately $117,512. The Company considers these unremitted earnings to be permanently invested abroad and no provision for federal or state income taxes has been made on these amounts. In the future, if foreign earnings are returned to the U.S., provision for U.S. income taxes will be made.

7         EMPLOYEE BENEFITS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.  The Company recognizes retirement plan expenses in accordance with SFAS No. 87, Employers’ Accounting for Pensions.  Effective September 28, 2007, the Company adopted SFAS No. 158 Employers' Accounting for Defined Pension and Other Postretirement Plans.  SFAS No. 158 requires the recognition of the funded status of defined benefit and other postretirement benefit plans in the accompanying Consolidated Balance Sheets, with changes in the funded status recognized through “Accumulated other comprehensive income (loss),” net of tax. SFAS No. 158 also requires the measurement of the funded status to be the same as the balance sheet date by 2008. The Company currently uses its fiscal year-end as its measurement date. The adoption of SFAS No. 158 did not change the amount of net periodic benefit cost included in the Company’s Consolidated Statements of Income.

The impact of adopting SFAS No. 158 on the Consolidated Balance Sheets at September 28, 2007 is summarized in the following table:

	Before Application of SFAS No. 158	Incremental Effect of Application of SFAS No. 158	After Application of SFAS No. 158
Deferred income taxes	$12,592	$505	$13,097
Other intangible assets, net	6,641	(3)	6,638
Total assets	319,177	502	319,679
Other liabilities	9,193	1,260	10,453
Accumulated other comprehensive income	17,377	(758)	16,619
Total shareholders’ equity	200,923	(758)	200,165
Total liabilities and shareholders’ equity	319,177	502	319,679

The status of the Company’s non-contributory defined benefit plans as of fiscal year end 2008 and 2007 is as follows:

	2008	2007
Projected benefit obligation:
Projected benefit obligation at beginning of year	$16,676	$16,040
Service cost	682	630
Interest cost	1,074	1,005
Actuarial gain	(1,336)	(266)
Benefits paid	(748)	(733)
Projected benefit obligation at end of year	$16,348	$16,676
Fair value of plan assets:
Fair value of plan assets at beginning of year	$12,629	$11,594
Actual (loss) return on plan assets	(1,505)	1,230
Company contributions	440	538
Benefits paid	(748)	(733)
Fair value of plan assets at end of year	$10,816	$12,629
Funded status of the plan	$(5,532)	$(4,047)
Amounts recognized in the consolidated balance sheets consist of:
Net deferred tax assets	$—	$705
Current pension liabilities	194	193
Noncurrent pension liabilities	5,338	3,854
Accumulated other comprehensive income (loss)	(2,842)	(1,760)
Components of accumulated other comprehensive income (loss):
Net actuarial loss	$(2,842)	$(1,756)
Prior service cost	—	(4)
Accumulated other comprehensive income	$(2,842)	$(1,760)

Net periodic benefit cost, for our non-contributory defined benefit pension plans, for the respective years includes the following components:

	2008	2007	2006
Service cost	$682	$630	$703
Interest cost	1,074	1,005	925
Expected return on plan assets	(975)	(923)	(871)
Amortization of unrecognized:
Net loss	59	92	268
Prior service cost	4	9	9
Transition asset	(1)	(2)	(2)
Net periodic pension cost	$843	$811	$1,032
Other changes in benefit obligations recognized in other comprehensive income (OCI):
Prior service cost	$(4)	$(9)
Net loss	1,085	(922)
Transition asset	1	2
Total recognized in OCI	1,082	(929)
Total recognized in net periodic benefit costs and OCI	$1,925	$(118)

The Company expects to recognize $25 of unrecognized loss amortization as a component of net periodic benefit cost in 2009.  This amount is included in accumulated other comprehensive income as of October 3, 2008.

The accumulated benefit obligation for all plans was $13,933 and $13,916 at October 3, 2008 and September 28, 2007, respectively.

At October 3, 2008, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $13,933 and $10,816, respectively, and there were no plans with plan assets in excess of benefit obligations. At September 28, 2007, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $1,678 and $0, respectively, and the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with plan assets in excess of benefit obligations was $12,238 and $12,629, respectively.

The Company anticipates making contributions to the defined benefit pension plans of $324 through September 30, 2009.

Estimated benefit payments from the defined benefit plans to participants for the next five years ending September 2013 and five years thereafter are as follows:

Year
2009	$741
2010	753
2011	749
2012	787
2013	826
Five years thereafter	4,946

Actuarial assumptions used to determine the projected benefit obligation as of fiscal year end are as follows:

	2008	2007	2006
Discount rate	7.00%	6.50%	6.25%
Long-term rate of return	8.00	8.00	8.00
Average salary increase rate	3.70	4.00	4.00

The impact of the change in discount rates resulted in an actuarial gain of $1,225 and $668 in 2008 and 2007, respectively. The remainder of the change in actuarial gains for each year results from adjustments to mortality tables, other modifications to actuarial assumptions and investment returns in excess of or less than estimates.

To determine the discount rate assumption used in the Company’s pension valuation, the Company identified a benefit payout stream based on the demographics of the pension plans and constructed a hypothetical bond portfolio using high-quality corporate bonds with cash flows that matched that benefit payout stream.  A yield curve was calculated based on this hypothetical portfolio which was used for the discount rate determination.

To determine the long-term rate of return assumption for plan assets, the Company studies historical markets and preserves the long-term historical relationships between equities and fixed-income securities consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. The Company evaluates current market factors such as inflation and interest rates before it determines long-term capital market assumptions and reviews peer data and historical returns to check for reasonableness and appropriateness. The Company uses measurement dates of October 1 to determine pension expenses for each year and the last day of the fiscal year to determine the fair value of the pension assets.

The Company’s pension plans’ weighted average asset allocations at October 3, 2008 and September 28, 2007, by asset category were as follows:

	2008	2007
Equity securities	73%	71%
Fixed income securities	26	27
Other securities	1	2
Total	100%	100%

The Company’s primary investment objective for the plans’ assets is to maximize the probability of meeting the plans’ actuarial target rate of return of 8%, with a secondary goal of returning 4% above the rate of inflation. These return objectives are targeted while simultaneously striving to minimize risk to the plans’ assets. The investment horizon over which the investment objectives are expected to be met is a full market cycle or five years, whichever is greater.

The Company’s investment strategy for the plans is to invest in a diversified portfolio that will generate average long-term returns commensurate with the aforementioned objectives while minimizing risk.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expense attributable under the defined contribution programs was approximately $1,025 $2,800 and $2,600 for 2008, 2007 and 2006, respectively.

8         PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

9	COMMON STOCK

The number of authorized and outstanding shares of each class of the Company's common stock at the end of the respective years was as follows:

	2008	2007
Class A, $.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,006,569	7,949,617
Class B, $.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,216,464	1,217,409

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2008, 2007 and 2006, respectively, 945, 568 and 1,690 shares of Class B common stock were converted into Class A common stock.

10	STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Shares available for grant to key executives and non-employee directors are 500,458 at October 3, 2008.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options in 2008, 2007 or 2006.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 29, 2005	343,034	$9.13
Exercised	(6,501)	6.28		$75
Cancelled	(4,000)	22.06
Outstanding at September 29, 2006	332,533	$9.03
Exercised	(44,190)	10.94		$326
Cancelled	(1,950)	19.88
Outstanding at September 28, 2007	286,393	$8.66
Exercised	(15,350)	13.94		$86
Cancelled	—	—
Outstanding and exercisable at October 3, 2008	271,043	$8.36	2.1	$1,217

The range of options outstanding at October 3, 2008 is as follows:

Price Range per Share	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$5.31 – 8.00	145,033	$6.87	2.4
$8.01 – 10.00	95,390	8.24	0.7
$10.01 – 20.00	30,620	15.77	4.7
	271,043	$8.36	2.1

Restricted Stock

All restricted stock has been granted at fair market value on the date of grant and vests either immediately or in three to five years.  The Company granted 35,972, 43,328 and 69,754 shares of restricted stock with a total value of $782, $798 and $1,165 during 2008, 2007 and 2006, respectively.  Restricted stock forfeitures totaled 0, 7,496 and 22,770 shares during 2008, 2007 and 2006, respectively. These forfeited restricted shares had an original fair market value at date of grant of $0, $130 and $385, respectively.  Stock compensation expense related to the restricted stock was $711, $596, $530 during 2008, 2007 and 2006, respectively. Unvested restricted stock issued and outstanding as of October 3, 2008 and September 28, 2007 totaled 109,277 and 105,102 shares, respectively, having a gross unamortized value of $992 and $921, respectively, which will be amortized to expense through November 2012 or adjusted for changes in future estimated or actual forfeitures.  Restricted stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of restricted shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company totaled 4,881 for the year ended October 3, 2008.

A summary of unvested restricted stock activity for 2008 and 2007 related to the Company’s plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at September 29, 2006	76,120	$16.88
Restricted stock grants	43,328	18.42
Restricted stock cancelled	(7,496)	17.35
Restricted stock vested	(6,850)	18.25
Unvested restricted stock at September 28, 2007	105,102	17.39
Restricted stock grants	35,972	21.75
Restricted stock vested	(31,797)	(17.77)
Unvested restricted stock at October 3, 2008	109,277	$18.72

Phantom Stock Plan

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees were entitled to earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized expense under the phantom stock plan of $0, $24 and $80 during 2008, 2007 and 2006, respectively. The Company made payments of $319 and $411 to participants in the plan during 2007 and 2006, respectively. No payments were made to participants in this plan in 2008.  There were no grants of phantom shares by the Company in fiscal 2008, 2007 and 2006 and the Company does not anticipate grants of phantom shares in the future. No further payments are expected to be made under this Plan.

Employee Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. Shares available for purchase by employees under this plan were 55,764 at October 3, 2008. The Company issued 9,566 and 10,227 shares under the plan on March 31, 2008 and April 30, 2007, respectively. The Company recognized expense under the employees’ stock purchase plan of $29, $31 and $22, respectively, during 2008, 2007 and 2006.

11	RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson family and other related parties. These include consulting services, aviation services, office rental, royalties and certain administrative activities. Total costs of these transactions were $1,889, $1,833 and $1,838 for 2008, 2007 and 2006, respectively. Amounts due to/from related parties were immaterial at October 3, 2008 and September 28, 2007.

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

A summary of the Company’s operations by business segment is presented below:

	2008	2007	2006
Net sales:
Marine Electronics: Unaffiliated customers	$186,534	$197,728	$164,362
Interunit transfers	189	321	110
Outdoor Equipment Unaffiliated customers	48,247	55,786	65,903
Interunit transfers	68	76	45
Watercraft: Unaffiliated customers	87,862	88,632	85,287
Interunit transfers	225	216	175
Diving: Unaffiliated customers	97,485	87,881	77,880
Interunit transfers	761	797	590
Other/Corporate	660	577	518
Eliminations	(1,242)	(1,410)	(920)
	$420,789	$430,604	$393,950
Operating profit (loss):
Marine Electronics	$414	$22,933	$21,583
Outdoor Equipment	1,982	8,463	8,236
Watercraft	(8,282)	(4,219)	161
Diving	(21,520)	6,933	5,604
Other/Corporate	(10,647)	(14,084)	(12,225)
	$(38,053)	$20,026	$23,359
Depreciation and amortization expense:
Marine Electronics	$4,389	$3,647	$3,195
Outdoor Equipment	560	442	358
Watercraft	2,042	2,182	2,525
Diving	1,664	1,663	1,646
Other/Corporate	1,401	1,468	1,440
	$10,056	$9,402	$9,164
Additions to property, plant and equipment:
Marine Electronics	$6,969	$6,149	$4,583
Outdoor Equipment	310	2,615	321
Watercraft	2,597	1,832	1,336
Diving	1,519	1,199	1,547
Other/Corporate	1,029	1,623	1,078
	$12,424	$13,418	$8,865
Total assets:
Marine Electronics	$89,487	$95,725
Outdoor Equipment	25,400	23,739
Watercraft	45,586	59,019
Diving	79,138	114,091
Other/Corporate	15,458	27,105
	$255,069	$319,679
Goodwill, net:
Marine Electronics	$10,013	$14,596
Outdoor Equipment	—	563
Watercraft	338	6,587
Diving	3,734	29,708
	$14,085	$51,454

A summary of the Company’s operations by geographic area is presented below:

	2008	2007	2006
Net sales:
United States:
Unaffiliated customers	$293,354	$332,830	$313,496
Interarea transfers	19,089	12,840	11,712
Europe:
Unaffiliated customers	82,315	59,976	46,684
Interarea transfers	15,123	13,187	12,527
Other:
Unaffiliated customers	45,119	37,798	33,769
Interarea transfers	1,259	2,037	1,561
Eliminations	(35,470)	(28,064)	(25,799)
	$420,789	$430,604	$393,950
Total assets:
United States	$139,024	$180,761
Europe	83,642	109,580
Other	32,403	29,338
	$255,069	$319,679
Long-term assets (1)
United States	$50,113	$60,057
Europe	12,303	38,556
Other	2,345	2,748
	$64,761	$101,361

(1)	Long-term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

The Company had no single customer that accounted for more than 10% of its net sales in 2008, 2007, or 2006.

13	VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2008, 2007 and 2006:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reserves of Businesses Acquired	Less Deductions	Balance at End of Year
Year ended October 3, 2008:
Allowance for doubtful accounts	$2,267	$735	$95	$520	$2,577
Reserves for inventory valuation	4,024	4,010	—	1,688	6,346
Valuation of deferred tax assets	3,437	31,630	—	—	35,067
Reserves for sales returns	1,314	2,979	119	2,855	1,557
Year ended September 28, 2007:
Allowance for doubtful accounts	$2,250	$977	$39	$999	$2,267
Reserves for inventory valuation	3,405	1,086	—	467	4,024
Valuation of deferred tax assets	3,260	663	—	486	3,437
Reserves for sales returns	1,023	2,648	—	2,357	1,314
Year ended September 29, 2006:
Allowance for doubtful accounts	$2,481	$554	$—	$785	$2,250
Reserves for inventory valuation	2,540	2,734	—	1,869	3,405
Valuation of deferred tax assets	4,568	224	—	1,532	3,260
Reserves for sales returns	1,323	583	78	961	1,023

Deductions include the net impact of foreign currency fluctuations on the respective accounts. Previously reported amounts have changed due to the Company’s accounting for its Escape business as a discontinued operation.

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made a claim with its insurance carriers to recover the $4,400 settlement, plus defense costs (approximately $800). This matter is presently the subject of litigation in the U.S. District Court for the Eastern District of Wisconsin. The Company is unable to estimate at this time the amount of insurance recovery and, accordingly, has not recorded a receivable for this matter.

15	DISCONTINUED OPERATIONS

On December 17, 2007, the Company committed to a plan to divest the Company’s Escape business. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the operations of the Escape business have been reported as discontinued operations in the consolidated financial statements for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006.  Accordingly, certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified from the prior year presentation.  The Company recorded after tax losses related to the discontinued Escape business of $2,559, $1,315 and $1,722 for 2008, 2007, and 2006, respectively. Revenues of the Escape business were $206, $1,457 and $1,840 for 2008, 2007, and 2006 respectively.

The assets and liabilities of the Escape business have been reported as “held for sale” in the consolidated balance sheets as of October 3, 2008 and September 28, 2007.    As of October 3, 2008, assets of $47 consist entirely of inventory and liabilities of $76 consist primarily of reserves for customer claims.  As of September 28, 2007, assets consist primarily of $335 of net accounts receivable, $1,107 of net inventory and $264 of property, plant and equipment and liabilities of $938 consist entirely of trade accounts payable.

16	QUARTERLY FINANCIAL SUMMARY (unaudited)

The following summarizes quarterly operating results:

	First Quarter		Second Quarter		Third Quarter			Fourth Quarter
	2008	2007	2008	2007	2008	2007		2008	2007
Net sales	$75,967	$71,427	$121,813	$121,972	$141,243		$149,868	$81,766	$87,337
Gross profit	29,289	28,520	46,806	47,157	55,751		63,738	27,705	36,081
Operating (loss) profit	(4,581)	(2,233)	3,647	4,608	14,569		14,783	(51,688)	2,868
(Loss) income from continuing operations	(3,624)	(1,312)	782	1,931	7,887		8,335	(73,520)	1,595
Loss from discontinued operations, net of income tax benefit	(1,066)	(257)	(320)	(338)	(104)		(67)	(1,069)	(653)
Net (loss) income	$(4,690)	$(1,569)	$462	$1,593	$7,783		$8,268	$(74,589)	$942
(Loss) Income from continuing operations per common share – Basic:
Class A	$(0.40)	$(0.14)	$0.09	$0.22	$0.88		$0.93	$(8.07)	$0.18
Class B	$(0.40)	$(0.14)	$0.09	$0.19	$0.79		$0.84	$(8.07)	$0.16
Loss from discontinued operations per common share – Basic:
Class A	$(0.12)	$(0.03)	$(0.04)	$(0.04)	$(0.01)	$	---	$(0.11)	$(0.07)
Class B	$(0.12)	$(0.03)	$(0.04)	$(0.03)	$(0.01)		$(0.01)	$(0.11)	$(0.07)
Net (loss) income per common share – Basic:
Class A	$(0.52)	$(0.17)	$0.05	$0.18	$0.87		$0.93	$(8.18)	$0.11
Class B	$(0.52)	$(0.17)	$0.05	$0.16	$0.78		$0.83	$(8.18)	$0.09
(Loss) Income from continuing operations per common Class A and B share – Dilutive	$(0.40)	$(0.14)	$0.09	$0.21	$0.85		$0.90	$(8.07)	$0.17
Loss from discontinued operations per common Class A and B share – Dilutive	$(0.12)	$(0.03)	$(0.04)	$(0.04)	$(0.01)		$(0.01)	$(0.11)	$(0.07)
Net (loss) income per common Class A and B share – Dilutive	$(0.52)	$(0.17)	$0.05	$0.17	$0.84		$0.89	$(8.18)	$0.10

Operating loss, loss from continuing operations, and net loss for the fourth quarter of 2008 reflect a goodwill and other intangible impairment charge of $41.0 million recognized in that quarter.  Loss from continuing operations and net loss for the fourth quarter of 2008 also reflect a deferred tax asset valuation allowance of $29.5 million recorded in that quarter.

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year. The first three fiscal quarters in 2008 were 13 weeks long with the last fiscal quarter being 14 weeks long. Each of the fiscal quarters in 2007 was thirteen weeks long.  Fiscal quarters end on the Friday nearest to the calendar quarter end.

17	SUBSEQUENT EVENT

The Company entered into a revised debt agreement on December 31, 2008, effective January 2, 2009.  See further discussion at Note 4, Indebtedness.  The Company also modified the terms of its interest rate swap contract on December 29, 2008.  See further discussion at Note 4, Indebtedness.