Form 10-Q
period 2009-01-02
JOHNSON OUTDOORS INC
filed 2009-02-09
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," " accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [  ] Accelerated filer [ X ] Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [   ].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

As of January 26, 2009, 8,049,907 shares of Class A and 1,216,464 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I      FINANCIAL INFORMATION

Item 1.       Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(thousands, except per share data)	Three Months Ended
	January 2 2009	December 28 2007
Net sales	$69,756	$75,967
Cost of sales	44,650	46,678
Gross profit	25,106	29,289
Operating expenses:
Marketing and selling	19,185	20,167
Administrative management, finance and information systems	8,342	10,678
Research and development	2,802	3,025
Total operating expenses	30,329	33,870
Operating loss	(5,223)	(4,581)
Interest income	(104)	(288)
Interest expense	1,598	1,080
Other expense, net	1,120	54
Loss before income taxes	(7,837)	(5,427)
Income tax benefit	(896)	(1,803)
Loss from continuing operations	(6,941)	(3,624)
Income (loss) from discontinued operations, net of income tax benefit of $0 and $626, respectively	41	(1,066)
Net loss	$(6,900)	$(4,690)
Weighted average common shares – Basic:
Class A	7,907	7,854
Class B	1,216	1,217
Dilutive stock options and restricted stock	-	-
Weighted average common – Dilutive	9,123	9,071
Loss from continuing operations per common share – Basic:
Class A and B share	$(0.76)	$(0.40)
Loss from discontinued operations per common share – Basic:
Class A and B share	$-	$(0.12)
Loss per common share – Basic:
Class A and B share	$(0.76)	$(0.52)
Loss from continuing operations per common Class A and B share – Dilutive	$(0.76)	$(0.40)
Loss from discontinued operations per common Class A and B share – Dilutive	$-	$(0.12)
Loss per common Class A and B share – Dilutive	$(0.76)	$(0.52)
Dividends per share:
Class A common stock	$-	$0.055
Class B common stock	$-	$0.050

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	January 2 2009 (unaudited)	October 3 2008 (audited)	December 28 2007 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,410	$41,791	$37,181
Accounts receivable, less allowance for doubtful accounts of $2,533, $2,577 and $2,473, respectively	61,613	52,710	69,127
Inventories, net	87,696	85,999	106,850
Income taxes refundable	-	-	642
Deferred income taxes	2,989	2,963	11,551
Other current assets	7,193	6,204	9,875
Assets held for sale	-	47	359
Total current assets	191,901	189,714	235,585
Property, plant and equipment, net	38,634	39,077	36,740
Deferred income taxes	1,305	594	13,503
Goodwill	14,861	14,085	54,714
Other intangible assets, net	6,329	6,442	6,654
Other assets	5,452	5,157	7,155
Total assets	$258,482	$255,069	$354,351
Liabilities And Shareholders' Equity
Current liabilities:
Short-term notes payable	$13,500	$-	$72,000
Current maturities of long-term debt	1	3	10,002
Accounts payable	21,895	24,674	27,931
Accrued liabilities:
Salaries, wages and benefits	10,259	8,671	11,063
Accrued discounts and returns	5,704	5,776	5,740
Accrued interest payable	511	234	249
Income taxes payable	926	1,318	-
Other	12,820	14,637	15,509
Liabilities held for sale	-	76	24
Total current liabilities	65,616	55,389	142,518
Long-term debt, less current maturities	60,000	60,000	3
Deferred income taxes	820	1,111	-
Retirement benefits	6,832	6,774	4,285
Other liabilities	11,894	9,511	10,603
Total liabilities	145,162	132,785	157,409
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued: January 2, 2009, 8,049,907; October 3, 2008, 8,006,569; December 28, 2007, 7,989,049	403	400	399
Class B shares issued (convertible into Class A): January 2, 2009, 1,216,464; October 3, 2008, 1,216,464; December 28, 2007, 1,217,977	61	61	61
Capital in excess of par value	58,025	57,873	57,165
Retained earnings	46,271	53,171	121,063
Accumulated other comprehensive income	8,603	10,779	18,254
Treasury stock at cost, 8,071 shares of Class A common stock	(43)	-	-
Total shareholders' equity	113,320	122,284	196,942
Total liabilities and shareholders' equity	$258,482	$255,069	$354,351

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(thousands)	Three Months Ended
	January 2 2009	December 28 2007
Cash Used For Operating Activities
Net loss	$(6,900)	$(4,690)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,315	2,382
Amortization of intangible assets	98	68
Amortization of deferred financing costs	60	28
Stock based compensation	112	142
Deferred income taxes	(963)	(361)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(9,520)	(7,736)
Inventories, net	(1,789)	(13,349)
Accounts payable and accrued liabilities	(2,734)	(9,679)
Other current assets	(948)	(888)
Other non-current assets	(304)	(599)
Other long-term liabilities	(970)	1,171
Other, net	1,201	506
	(20,342)	(33,005)
Cash Used For Investing Activities
Payments for purchase of business	-	(5,977)
Additions to property, plant and equipment	(1,965)	(2,386)
	(1,965)	(8,363)
Cash Provided By Financing Activities
Net borrowings from short-term notes payable	13,500	50,000
Principal payments on senior notes and other long-term debt	(2)	(10,800)
Deferred financing costs paid to lenders	(1,196)	-
Excess tax benefits from stock based compensation	-	15
Dividends paid	(501)	(499)
Common stock transactions	43	175
	11,844	38,891
Effect of foreign currency fluctuations on cash	1,082	426
Decrease in cash and cash equivalents	(9,381)	(2,051)
Cash And Cash Equivalents
Beginning of period	41,791	39,232
End of period	$32,410	$37,181

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1     Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of January 2, 2009 and December 28, 2007 and the results of operations and cash flows for the three months ended January 2, 2009 and December 28, 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2008 which was filed with the Securities and Exchange Commission on January 2, 2009.

Because of seasonal and other factors, the results of operations for the three months ended January 2, 2009 are not necessarily indicative of the results to be expected for the Company's full 2009 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2     Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and began to explore strategic alternatives for its Escape brand products. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the Escape business have been reported as discontinued operations in the condensed consolidated statements of operations for the three month periods ended January 2, 2009 and December 28, 2007, and in the condensed consolidated balance sheets as of January 2, 2009, October 3, 2008, and December 28, 2007. The Company recorded pre-tax and after-tax income related to the discontinued Escape business of $41 during the quarter ended January 2, 2009 compared to an after tax loss of $1,066 during the quarter ended December 28, 2007. The pre-tax and after-tax income for the quarter ended January 2, 2009 was the result of disposing of the remaining Escape business lines.  Net sales of the Escape business were $0 and $77 during the three month periods ended January 2, 2009 and December 28, 2007, respectively.  As of January 2, 2009, the Company had completed the disposal of the Escape business.

3     Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $61,613 as of January 2, 2009 from $52,710 as of October 3, 2008 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

4     Earnings per Share

Net income or loss per share of Class A common stock and Class B common stock is computed in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), using the two-class method.

JOHNSON OUTDOORS INC.

Holders of Class A common stock are entitled to cash dividends equal to 110% of all dividends declared and paid on each share of Class B common stock. As such, and in accordance with Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-06”), the undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that the holders of each such class are entitled to receive.

Basic EPS

Under the provisions of SFAS No. 128 and EITF 03-06, basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding less any restricted stock.  In periods with cumulative year to date net income and undistributed income, the undistributed income for each period is allocated to each class of common stock based on the proportionate share of the amount of cash dividends that the holders of each such class are entitled to receive.  In periods where there is a cumulative year to date net loss or no undistributed income because distributions through dividends exceeds net income, Class B shares are treated as anti-dilutive and losses are allocated equally on a per share basis among the Class A and Class B shares.

For the three month periods ended January 2, 2009 and December 28, 2007, basic loss per share for Class A and Class B shares has been presented using the two class method in accordance with EITF 03-06 and is the same due to the cumulative net losses incurred in each period presented.

Diluted EPS

Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and restricted stock using the treasury method. The computation of diluted net income per share of common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options and restricted stock is excluded and diluted loss per share is equal to basic loss per share for both classes.

For the three month periods ended January 2, 2009 and December 28, 2007, the effect of stock options and restricted stock is excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

5     Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of restricted stock or stock appreciation rights in lieu of options. Shares available for grant to key executives and non-employee directors were 449,549 at January 2, 2009.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three months ended January 2, 2009.

JOHNSON OUTDOORS INC.

A summary of stock option activity for the three months ended January 2, 2009 related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 3, 2008	271,043	$8.36	2.1	$1,217
Granted	-	-		-
Exercised	(500)	7.42		1
Cancelled	(1,001)	9.69		-
Outstanding and exercisable at January 2, 2009	269,542	$8.36	1.8	$2

Restricted Stock

All shares of restricted stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.  The Company granted 50,909 and 29,432 shares of restricted stock with a total value of $325 and $658 during the three month periods ended January 2, 2009 and December 28, 2007, respectively.  Amortization expense related to restricted stock was $112 and $142 during the three months ended January 2, 2009 and December 28, 2007, respectively. Unvested restricted stock issued and outstanding as of January 2, 2009 totaled 114,649 shares, having a gross unamortized value of $1,205, which will be amortized to expense through November 2013 or adjusted for changes in future estimated or actual forfeitures.  Restricted stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of restricted shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company totaled 8,071 for the three month period ended January 2, 2009.

A summary of unvested restricted stock activity for the three months ended January 2, 2009 related to the Company’s plans was as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at October 3, 2008	109,277	$18.72
Restricted stock grants	50,909	6.38
Restricted stock vested	(45,537)	16.58
Unvested restricted stock at January 2, 2009	114,649	$14.09

Employees’ Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The grant period for the employee’s stock purchase plan generally occurs during the Company’s second fiscal quarter.  Accordingly, no compensation expense was recognized during the three month periods ended January 2, 2009 or December 28, 2007 in connection with this plan.  Shares available for purchase by employees under this plan were 55,764 at January 2, 2009.

JOHNSON OUTDOORS INC.

6     Pension Plans

The components of net periodic benefit cost related to Company sponsored benefit plans for the three months ended January 2, 2009 and December 28, 2007 were as follows:

	Three Months Ended
	January 2 2009	December 28 2007
Components of net periodic benefit cost:
Service cost	$171	$158
Interest on projected benefit obligation	268	251
Less estimated return on plan assets	244	231
Amortization of unrecognized:
Net income	15	23
Prior service cost	1	-
Transition asset	-	-
Net amount recognized	$211	$203

7     Income Taxes

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three months ended January 2, 2009 was 11.4%, compared to 33.2%, in the corresponding period of the prior year.  During the first quarter of fiscal 2009, the Company recorded a valuation allowance of $1,541 primarily against the net deferred tax assets in the jurisdictions of the United States, Japan, Switzerland, and the United Kingdom.  Key changes in the valuation allowance during the first quarter of fiscal 2009 resulted from the reversal of the valuation allowance for the Company’s German operations, which resulted in a benefit of $1,800 and establishing a valuation allowance for the Company’s Japanese operations which resulted in $1,200 of additional tax expense.  Items contributing to changes in the effective tax rate versus the prior year quarter include changes in the valuation allowance and mix of income from generally lower tax jurisdictions in the prior year to relatively higher tax jurisdictions in the current year.

Accounting Principles Board Opinion No. 28, Interim Financial Reporting, requires the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date income or loss to derive its income tax provision or benefit each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur.  Circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the fiscal year.  This is particularly true when small variations in the projected earnings or losses could result in a significant fluctuation in the estimated annual effective tax rate.  In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, the Company has determined that a reliable estimate of its annual income tax rate cannot be made due to valuation allowances, and that the impact of the Company’s operations in the United States, Japan, New Zealand, Spain, Switzerland, and the United Kingdom should be removed from the effective tax rate methodology and recorded discretely based upon year-to-date results.  The effective tax rate methodology continues to be used for the majority of the Company’s other foreign operations.

There have been no material changes in unrecognized tax benefits as a result of tax positions taken by the Company in the three months ended January 2, 2009.  The Company estimates that the unrecognized tax benefits will not change significantly within fiscal 2009.  In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended January 2, 2009, $8 of interest was recorded as a component of income tax expense in the condensed consolidated statement of operations. At January 2, 2009, $112 of accrued interest and penalties are included in the condensed consolidated balance sheet.

JOHNSON OUTDOORS INC.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective in the quarter ending December 28, 2007 with no impact on its consolidated financial statements.

The Company is currently under examination by taxing authorities in the U.S. The Company is not undergoing any tax examinations in any of its major foreign jurisdictions.  The U.S. examination may be resolved within the next twelve months, but at this time it is not possible to estimate the amount of impact of any changes to the previously recorded uncertain tax positions.  As of the adoption date of FIN 48, the tax years subject to review in Switzerland, Italy, Germany, France, Canada, and Japan were the years after 1998, 2004, 2005, 2006, 2004, and 2007, respectively.

8     Inventories

Inventories at the end of the respective periods consist of the following:

	January 2 2009	October 3 2008	December 28 2007
Raw materials	$30,185	$30,581	$38,592
Work in process	2,171	2,834	3,964
Finished goods	62,445	59,897	68,543
	94,801	93,312	111,099
Less inventory reserves	7,105	7,313	4,249
	$87,696	$85,999	$106,850

9     New Accounting Pronouncements

Effective October 4, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”).  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities only effective as of October 4, 2008. The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. See Note 18 – Fair Value Measurements for additional disclosures.  The Company does not expect application of SFAS No. 157 with respect to its non-financial assets and non-financial liabilities to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to elect to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. Entities electing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 became effective for the Company on October 4, 2008.  The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have an impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 beginning in the second quarter of fiscal 2009. The Company does not believe the adoption of SFAS No. 161 will have a material impact on the Company’s consolidated financial statements.

10     Acquisitions

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

JOHNSON OUTDOORS INC.

The following table summarizes the final allocation of the purchase price, fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the Geonav acquisition, which resulted in a decrease in goodwill of $781.

Accounts receivable	$3,991
Inventories	3,291
Other current assets	111
Property, plant and equipment	429
Trademark	855
Customer list	978
Goodwill	1,738
Total assets acquired	11,393
Total liabilities assumed	5,747
Net purchase price	$5,646

The acquisition was accounted for using the purchase method and, accordingly, the Company's condensed consolidated financial statements include the results of operations of the Geonav business since the date of acquisition.

11     Goodwill

The increases in goodwill assets during the three months ended January 2, 2009 and December 28, 2007, respectively, are as follows:

	January 2 2009	December 28 2007
Balance at beginning of period	$14,085	$51,454
Amount attributable to Geonav acquisition	-	2,519
Amount attributable to movements in foreign currencies	776	741
Balance at end of period	$14,861	$54,714

During the year ended October 3, 2008, the Company recorded an impairment of goodwill of $39,603.

12    Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the three months ended January 2, 2009 and December 28, 2007.

	January 2 2009	December 28 2007
Balance at beginning of period	$4,361	$4,290
Expense accruals for warranties issued during the period	1,005	837
Less current period warranty claims paid	1,130	975
Balance at end of period	$4,236	$4,152

JOHNSON OUTDOORS INC.

13     Interest Rate Swap

The Company uses interest rate swaps in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. To manage this risk in a cost efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for understanding hedge transactions. Interest rate swaps that meet specific conditions under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  (“SFAS No. 133”), are accounted for as cash flow hedges. Under such accounting treatment, the mark-to-market values of both the cash flow hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the Company's condensed consolidated statement of operations.

On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60,000 receiving a floating three month LIBOR interest rate while paying at a fixed interest rate of 4.685% over the period beginning on December 14, 2007 and ending on December 14, 2012. Interest is payable quarterly, starting on March 14, 2008.  The Swap was designated as a cash flow hedge and as of October 3, 2008, was expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.   The intent of the Swap was to lock the interest rate on $60,000 of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin. The market value of the Swap will rise and fall as market expectations of future floating rate LIBOR interest rates over the five year life of the Swap change in relation to the fixed rate of 4.685%.  The Company values the Swap at period end and records the effective portion of the Swap in accumulated other comprehensive income (loss).  Any ineffective portion is recorded in earnings.

On December 29, 2008, the Company and JPMorgan Chase (“the Counterparty”) agreed to amend the terms of the Swap contract to include an automatic termination clause, which would cause the Swap to terminate on January 8, 2009.  The Company and the Counterparty negotiated a modification of the terms of the Swap to accommodate the new debt agreements effective January 8, 2009 thus obviating the automatic termination.  See Note 19 – Subsequent Events for a discussion of changes in the Company’s interest rate swap positions since January 2, 2009.

As a result of the amendment of the Company’s debt agreements which became effective as of January 2, 2009, the Company prepared an analysis of the Swap in respect of the new terms as of that date and concluded that the Swap was no longer highly effective as a hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate due to the LIBOR floor provision in the amended terms of the debt agreement.  The effective portion of the Swap prior to the modification will remain in accumulated other comprehensive income (loss) and will be amortized as interest expense over the period of the originally designated hedged transactions.  Future changes in the fair value of the interest rate swap will be immediately recognized in the consolidated statement of operations as interest expense.

The Swap has been recorded as a liability at its fair value of $5,937 on January 2, 2009, and as a component of accumulated other comprehensive income in shareholders equity, in accordance with SFAS No. 133.  The fair value of the Swap on October 3, 2008 was a liability of $2,759.  The loss on the Swap increased by $3,178 during the three months ended January 2, 2009.

13    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and changes in shareholders’ equity from non-owner sources. For the quarters ended January 2, 2009 and December 28, 2007, the difference between net loss and comprehensive income (loss) is due to cumulative foreign currency translation adjustments and the effect of recording the fair value of an interest rate swap designated as a cash flow hedge. Strengthening of worldwide currencies against the U.S. dollar created the Company's translation adjustment income for the three months ended January 2, 2009 and December 28, 2007. The impact of the cash flow hedge on comprehensive income (loss) was the result of changes in LIBOR rate futures over the remaining four year life of the interest rate swap during the three month period ended January 2, 2009.

JOHNSON OUTDOORS INC.

Comprehensive income (loss) for the respective periods consisted of the following:

	Three Months Ended
	January 2 2009	December 28 2007
Net loss	$(6,900)	$(4,690)
Currency translation adjustments	1,002	2,446
Loss on cash flow hedge, net of tax	(3,178)	(811)
Comprehensive income (loss)	$(9,076)	$(3,055)

15    Restructuring

Diving-  Hallwil

In March 2008, the Company announced plans to consolidate UWATEC dive computer manufacturing and distribution at its existing facility in Batam, Indonesia which, for the past nine years, was a sub-assembly site for UWATEC’s main production in Hallwil, Switzerland.  Batam operations were expanded and upgraded to accommodate needed additional capacity.  Consolidation is focused on improving operating efficiencies and reducing inventory lead times and operating costs. The total costs incurred during the three month period ended January 2, 2009 were $359, consisting of $93 of employee termination costs, and $266 of other costs.  The Company expects to incur an additional $35 of employee termination costs and expects the total cost of this restructuring to be approximately $2,845 consisting of employee termination costs and related costs of $953 and other costs of $1,892.  The other costs consist principally of project management, legal, moving and contract termination costs.  These charges were included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations.  This action impacted 35 employees, resulting in the elimination of 33 positions and the reassignment of 2 employees to other roles in the Company.

The following represents a reconciliation of the changes in restructuring reserves related to this project through January 2, 2009.

	Employee Termination Costs	Other Exit Costs	Total
Accrued liabilities as of October 3, 2008	$825	$-	$825
Activity during period ended January 2, 2009:
Charges to earnings	93	266	359
Settlement payments	(784)	(232)	(1,016)
Accrued liabilities as of January 2, 2009	$134	$34	$168

JOHNSON OUTDOORS INC.

Outdoor Equipment – Binghamton

In June 2008, the Company announced plans to restructure and downsize its Binghamton, New York operations due to continued significant declines in sales of military tents.  The Company expects the total cost of this restructuring to be $320, consisting entirely of employee termination costs.  Payments of $69 were made during the three months ended January 2, 2009.  Approximately $23 of payments will be made in the second quarter of fiscal 2009.  These charges are included in the “Administrative management, finance and information systems” line in the Company’s Condensed Consolidated Statements of Operations.  This action resulted in the elimination of 27 positions.

The following represents a reconciliation of the changes in restructuring reserves related to this project through January 2, 2009.

Employee Termination Costs
Accrued liabilities as of October 3, 2008	$92
Activity during period ended January 2, 2009:
Charges to earnings	6
Settlement payments	75
Accrued liabilities as of January 2, 2009	$23

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made a claim with its insurance carriers to recover the $4,400 settlement payment, plus defense costs (approximately $900). This matter is presently the subject of litigation in the U.S. District Court for the Eastern District of Wisconsin. The Company is unable to estimate at this time the amount of insurance recovery and, accordingly, has not recorded a receivable for this matter.

17    Long Term Debt Issuance

On February 12, 2008, the Company entered into a term loan agreement, with JPMorgan Chase Bank N.A., as lender and agent, for the other lenders named therein (“the lending group”). This term loan agreement consisted of a $60,000 term loan maturing on February 12, 2013, bearing interest at a three month LIBOR rate plus an applicable margin. The applicable margin was based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varied between 1.25% and 2.00%. On the same date, the Company entered into an amended and restated revolving credit agreement with the lending group.  This amendment updated the Company’s October 7, 2005 revolving credit facility to allow for the term loan and to amend the financial covenants in the revolving credit facility.  At October 3, 2008, the margin in effect was 2.00% for LIBOR loans.  On the same date, the Company entered into an amended and restated credit agreement, with the lending group. This amendment updated the Company’s October 7, 2005 revolving credit facility to allow for the term loan and to amend the financial covenants in the revolving credit facility.

JOHNSON OUTDOORS INC.

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

As of October 3, 2008, the Company was in violation of certain of its covenants and on October 13, 2008, the Company entered into an omnibus amendment of its term loan agreement and revolving credit facility effective as of October 3, 2008 with the lending group.  On the same date, the Company also entered into a security agreement with the lending group which resulted in certain inventories and receivables being used as collateral.  The omnibus amendment temporarily modified certain provisions of the Company’s term loan agreement and revolving credit facility.

The omnibus amendment reset the applicable margin on the LIBOR based debt at 3.25%.  Under the terms of the omnibus amendment, certain financial and non-financial covenants were modified, including restrictions on the Company’s ability to increase the amount or frequency of dividends, a restriction in the aggregate amount of acquisitions to no more than $2,000, adjustments to the maximum leverage ratio which could not exceed 5.0 to 1.0 and adjustments to the minimum fixed charge coverage ratio which could not be less than 1.75 to 1.0 for the quarter ended October 3, 2008.  In addition, the definition of consolidated EBITDA was modified to exclude certain non-cash items. The omnibus amendment did not reset the net worth covenant and the Company was in violation with this covenant as of October 3, 2008.

On December 31, 2008, the Company entered into an amended and restated term loan agreement and an amended and restated revolving credit facility agreement with the lending group, effective January 2, 2009.  Changes to the term loan include shortening the maturity date to October 7, 2010, adjusting financial covenants and adjusting interest rates.  The revised term loan bears interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50%.  The amended and restated revolving credit facility reduced the Company’s borrowing availability from $75,000 to $35,000, with an additional reduction of $5,000 required by January 31, 2009.  The maturity date of the revolving credit facility remains unchanged at October 7, 2010 and outstanding borrowings under this facility bear interest at LIBOR plus 4.50%. The amended and restated debt agreements provide for collateral of fixed assets and intellectual properties in the United States, in addition to certain inventories and accounts receivable already pledged under the omnibus amendment.  The revolving credit facility is limited to a borrowing base calculated at 70% of accounts receivable and 55% of inventory for the months of October through January, and 50% of accounts receivable and 50% of inventory for the other months of the year, which are further reduced by other outstanding borrowings.

The modification of the term loan agreement on January 2, 2009 did not qualify as a significant modification under EITF 96-19.  As such, previously capitalized deferred financing costs remain capitalized and additional costs paid to the lenders of $1,196 were capitalized.  The modification of the revolving credit facility was accounted for under EITF 98-14 and resulted in a lower borrowing capacity.  Accordingly, deferred financing costs of $32 were written off during the three month period ended January 2, 2009.

At January 2, 2009, the Company had borrowings of $13,500 outstanding under the revolving credit facility.

JOHNSON OUTDOORS INC.

18     Fair Value Measurements

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●
Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●
Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

●
Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of January 2, 2009:

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivatives	$-	$5,937	$-	$5,937

The fair value of the derivatives reported above were measured using the market value approach.

19    Subsequent Events

On January 8, 2009, the Company entered into an agreement to modify the terms of its October 29, 2007 $60,000 forward starting interest rate swap (“Swap A”) by shortening the maturity date from December 14, 2012 to December 14, 2011.  The Company paid JPMorgan Chase (“the Counterparty”) $1,239, which was the agreed upon fair value of the net payments that would no longer be required under Swap A as a result of the shortened term.

In addition, on January 8, 2009, the Company entered into two new interest rate swaps in order to eliminate the potential for further losses or gains on Swap A:

●
a receive fixed / pay floating interest rate swap with a term commencing on September 14, 2010 and ending on December 14, 2011 (“Swap B”).  Under the terms of Swap B, the Company will receive fixed rate interest at 2.170% and will pay floating rate interest at three month LIBOR.  The notional amount of Swap B is $60,000.  Swap B includes an automatic termination feature, which will cause Swap B to terminate on May 11, 2009 and at the same time, will shorten the maturity date of Swap A from December 14, 2011 to September 14, 2010, unless it is modified prior to termination.  The effect of Swap B is to lock in the net undiscounted cash flows required to be paid by the Company under Swap A for the five quarterly swap periods ending on December 14, 2011.  If Swap B were to terminate on May 11, 2009, it would require an immediate payment of approximately $2,200 including related fees.

JOHNSON OUTDOORS INC.

●
a receive fixed / pay floating interest rate swap with a term commencing on December 15, 2008 and ending on September 14, 2010 (“Swap C”).  Under the terms of Swap C, the Company will receive fixed rate interest at 1.310% and will pay floating rate interest at three month LIBOR.  The notional amount of Swap C is $60,000.  Swap C includes an automatic termination feature which will cause Swap C to terminate on September 14, 2009 and at the same time, will shorten the maturity date of Swap A from September 14, 2010 to September 14, 2009, unless it is modified prior to termination.  The effect of Swap C is to lock in the net undiscounted cash flows required to be paid by the Company under Swap A for the seven quarterly swap periods ending on September 14, 2010 at approximately $4,000 including related fees.  If Swap C were to terminate on September 14, 2009, it would require an immediate payment of approximately $2,400 including related fees.

20    Segments of Business

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three month periods ended January 2, 2009 and December 28, 2007.

Net sales and operating profit include both sales to customers, as reported in the Company's condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

JOHNSON OUTDOORS INC.

	Three Months Ended
	January 2 2009	December 28 2007
Net sales:
Marine electronics:
Unaffiliated customers	$31,967	$33,255
Interunit transfers	11	8
Outdoor equipment:
Unaffiliated customers	11,225	7,975
Interunit transfers	12	10
Watercraft:
Unaffiliated customers	11,040	13,439
Interunit transfers	7	15
Diving:
Unaffiliated customers	15,473	21,240
Interunit transfers	77	290
Other/Corporate	51	58
Eliminations	(107)	(323)
	$69,756	$75,967
Operating profit:
Marine electronics	$(969)	$263
Outdoor equipment	925	(382)
Watercraft	(1,599)	(2,113)
Diving	(1,197)	560
Other/Corporate	(2,383)	(2,909)
	$(5,223)	$(4,581)
Total assets (end of period):
Marine electronics	$97,453	$120,885
Outdoor equipment	23,228	28,247
Watercraft	48,144	63,029
Diving	76,599	120,248
Other/Corporate	13,058	21,583
Assets held for sale	-	359
	$258,482	$354,351

JOHNSON OUTDOORS INC.

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three months ended January 2, 2009 and December 28, 2007. All monetary amounts, other than share and per share amounts, are stated in millions.

Our MD&A is presented in the following sections:

●	Forward Looking Statements
●	Trademarks
●	Overview
●	Results of Operations
●	Financial Condition
●	Obligations and Off Balance Sheet Arrangements
●	Market Risk Management
●	Critical Accounting Policies and Estimates
●	New Accounting Pronouncements

Our MD&A should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 which was filed with the Securities and Exchange Commission on January 2, 2009.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 which was filed with the Securities and Exchange Commission on January 2, 2009 and the following:  changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of and disputes with companies that compete with the Company; the Company’s success in managing inventory; the risk that the Company’s lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment that the lenders would be willing to provide; the risk of future writedowns of goodwill or other intangible assets; movements in foreign currencies or interest rates; the Company’s success in restructuring its Watercraft operations; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; adverse weather conditions; and other risks and uncertainties provided in the Company’s filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

JOHNSON OUTDOORS INC.

Trademarks

We have registered the following trademarks, which may be used in this report:  Minn Kota®, Cannon®, Humminbird®, Bottom Line®, Fishin' Buddy®, Silva®, Eureka!®, Geonav®, Old Town®, Ocean Kayak™, Necky®, Escape®, Lendal®, Extrasport®, Carlisle®, Scubapro®, UWATEC® and Seemann™.

Overview

The Company is a leading global manufacturer and marketer of branded seasonal outdoor recreation products used primarily for fishing, diving, paddling and camping.  The Company’s portfolio of well-known consumer brands has attained leading market positions due to continuous innovation, marketing excellence, product performance and quality.  The Company’s management believes its brands enjoy a premium reputation among outdoor recreation enthusiasts and novices alike.  Company values and culture support entrepreneurism in all areas, promoting and leveraging best practices and synergies within and across its subsidiaries to advance the Company’s strategic vision set by executive management and approved by the Board of Directors.  The Company is controlled by Helen P. Johnson-Leipold, Chairman and Chief Executive Officer, members of her family and related entities.

Highlights

Quarterly sales are typically lowest during the first quarter of the fiscal year as the Company ramps up production in preparation for the primary selling season for its outdoor recreational products.   The 8.2% decrease in net sales for the quarter ended January 2, 2009 over the same period in the prior year resulted primarily from weak economic conditions and declines in consumer spending.

Key changes in the quarter included:

▪
Marine Electronics sales decreased 3.9% from the prior year quarter largely due to a soft domestic boat market, partially offset by incremental sales from the Geonav business which was acquired in November, 2007.

▪	Watercraft sales were down 17.9% versus the prior year quarter due primarily to the effect of economic uncertainty in the retail marketplace.
▪	Diving sales were down 27.8% primarily due to slowing economies in key international markets.
▪	Outdoor Equipment sales were up 40.7% from the prior year quarter as sales gains were realized in all categories of the business.

Gross profit margins were 36.0% for the quarter ended January 2, 2009, compared to 38.6% in the prior year quarter, due primarily to lower production volumes and an unfavorable product mix at Watercraft, and currency impacts on purchased product, lower production volumes, and close out sales in Diving.

Operating expenses for the quarter ended January 2, 2009 were down $3.5 million from the prior year quarter driven primarily by aggressive cost savings initiatives and no incentive compensation expenses in the current year quarter versus an expense of $1.6 million in the prior year quarter, which cost reductions were partially offset by $0.4 million of costs associated with the relocation of dive computer manufacturing.

Seasonality

The Company’s business is seasonal in nature. Quarterly sales are typically lowest during the first quarter of the fiscal year as the Company ramps up production in preparation for the primary selling season for its outdoor recreational products. The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

JOHNSON OUTDOORS INC.

Year Ended
	October 3, 2008		September 28, 2007		September 29, 2006
Quarter Ended	Net Sales	Operating Profit (loss)	Net Sales	Operating Profit (loss)	Net Sales	Operating Profit (loss)
December	18%	(12)%	17%	(11)%	19%	(1)%
March	29	10	28	23	27	38
June	34	38	35	74	34	62
September	19	(136)	20	14	20	(1)
	100%	(100)%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment are summarized as follows:

(millions)	Three Months Ended
	January 2 2009	December 28 2007
Net sales:
Marine Electronics	$32.0	$33.3
Outdoor Equipment	11.2	8.0
Watercraft	11.1	13.5
Diving	15.6	21.5
Other/eliminations	(0.1)	(0.3)
Total	$69.8	$76.0
Operating profit (loss):
Marine Electronics	$(0.9)	$0.3
Outdoor Equipment	0.9	(0.4)
Watercraft	(1.6)	(2.1)
Diving	(1.2)	0.6
Other/eliminations	(2.4)	(3.0)
Total	$(5.2)	$(4.6)

See Note 20 of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profits.

JOHNSON OUTDOORS INC.

Net Sales

Net sales on a consolidated basis for the three months ended January 2, 2009 were $69.8 million, a decrease of $6.2 million compared to $76.0 million for the three months ended December 28, 2007.

Net sales for the three months ended January 2, 2009 for the Marine Electronics business were $32.0 million down $1.3 million or 3.9% from $33.3 million in the prior year quarter. This decrease was due to general economic conditions and weakness in the domestic boat market, which reduced demand for trolling motors and downriggers, and unfavorable volume comparisons due to initial stocking of new products in the prior year. This weakness was partially offset by incremental sales from the Geonav business acquired during the first quarter of fiscal year 2008, and higher sales of Humminbird fishfinder / GPS combo units.

Net sales for the Watercraft business were $11.1 million, a decrease of $2.4 million or 17.9%, compared to $13.5 million in the prior year quarter, which was primarily due to weak economic conditions and softening paddlesports markets.

Net sales for the Outdoor Equipment business were $11.2 million for the current quarter, an increase of $3.2 million or 40.7% from the prior year quarter sales of $8.0 million. Military tent sales were up $2.0 million, commercial tent sales were up $0.4 million, consumer tent sales were up $0.6 million and international sales were up $0.2 million.

Net sales for the Diving business were $15.6 million this quarter, versus $21.5 million in the prior year quarter, a decrease of $5.9 million or 27.8%.  The decrease was due largely to slowing economies in key international markets and unfavorable currency translation which had a negative 5% impact on revenues.

Gross Profit Margin

Gross profit as a percentage of net sales was 36.0% on a consolidated basis for the quarter ended January 2, 2009 compared to 38.6% in the prior year quarter. The decline in gross profit margin was primarily due to lower production volume and unfavorable product mix at Watercraft and lower margins in Diving due to currency impacts on purchased product, lower production volumes, and close out sales.

Operating Expenses

Operating expenses were $30.3 million for the quarter ended January 2, 2009, a decrease of $3.6 million over the prior year quarter amount of $33.9 million.  Primary factors were aggressive cost savings initiatives, no incentive compensation expenses in the current year quarter versus an expense of $1.6 million in the prior year quarter, and favorable foreign currency exchange translation of $0.9 million in the current year quarter.  These factors were partially offset by $0.4 million of costs associated with the relocation of dive computer manufacturing to Indonesia and incremental operating expenses from the Geonav business acquired in November 2007.

Operating Loss

Operating loss on a consolidated basis for the three months ended January 2, 2009 was $5.2 million compared to an operating loss of $4.6 million in the prior year quarter.  The increase in the Company’s operating loss in the current period over the prior year period was primarily due to the factors impacting gross profit and operating expenses discussed above.

JOHNSON OUTDOORS INC.

Other Income and Expense

Interest expense totaled $1.6 million for the three months ended January 2, 2009, compared to $1.1 million in the corresponding period of the prior year, which was due to increased interest rates on the Company’s outstanding debt.

Interest income was $0.1 million for the three months ended January 2, 2009 compared to $0.3 million for the three months ended December 28, 2007. Other expense included a $1.1 million foreign currency exchange loss for the three month period ended January 2, 2009.  Foreign currency exchange losses were $0.3 million for the three month period ended December 28, 2007.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three months ended January 2, 2009 was 11.4%, compared to 33.2.%, in the corresponding periods of the prior year. Significant items contributing to changes in the effective rate versus the prior year quarter include the release of the valuation allowance in Germany based on improvement in earnings, offset by the establishment of a valuation allowance in Japan and the mix of income from generally lower tax jurisdictions in the prior year to relatively higher tax jurisdictions in the current year.

Discontinued Operations

On December 17, 2007, the Company committed to a plan to divest the Company’s Escape business.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations of the Escape business have been reported as discontinued operations in the consolidated financial statements for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006.  The Company recorded after tax losses related to the discontinued Escape business of $1.1 million during the three month period ended December 28, 2007, and a slight gain in the three month period ended January 2, 2009.

Net Loss

Net loss for the three months ended January 2, 2009 was $6.9 million, or ($0.76) per diluted common class A and B share, compared to a net loss of $4.7 million, or ($0.52) per diluted common class A and B share, for the corresponding period of the prior year due to the factors discussed above.

Financial Condition

Accounts receivable net of allowance for doubtful accounts were $61.6 million as of January 2, 2009, a decrease of $7.5 million compared to $69.1 million as of December 28, 2007. The decrease year over year was due to lower sales and the effect of foreign currency translation of $1.8 million.

Inventories were $87.7 million as of January 2, 2009, a decrease of $19.2 million compared to $106.9 million as of December 28, 2007. The decrease year over year was due to the effect of foreign currency translation of $1.6 million and a concerted effort by the Company to reduce working capital levels through strict controls and improved processes.

Accounts payable were $21.9 million compared to $27.9 million as of December 28, 2007. The decrease year over year was due to the effect of comparatively higher business activity and extended vendor payment cycles in fiscal 2008.

JOHNSON OUTDOORS INC.

The Company's debt-to-total capitalization ratio has increased to 39% as of January 2, 2009 from 29% as of December 28, 2007. The Company’s debt balance was $73.5 million as of January 2, 2009 compared to $82.0 million as of December 28, 2007.  Shareholders’ equity decreased $83.1 million year over year, due to the effect of net losses and the change in currency translation adjustments as the weakening of foreign currencies against the U.S. dollar increased the net book value of the Company’s foreign currency denominated subsidiaries.

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Three Months Ended
	January 2 2009	December 28 2007
Cash provided by (used for):
Operating activities	$(20.3)	$(33.0)
Investing activities	(2.0)	(8.4)
Financing activities	11.8	38.9
Effect of exchange rate changes	1.1	.4
Decrease in cash and cash equivalents	$(9.4)	$(2.1)

Operating Activities

Cash flows used for operations totaled $20.3 million for the three months ended January 2, 2009 compared with $33.0 million used for operations during the corresponding period of the prior fiscal year.

Accounts receivable increased $9.5 million for the three months ended January 2, 2009, up from a $7.7 million increase in the prior fiscal year period. Inventories decreased by $1.8 million for the three months ended January 2, 2009 compared to an increase of $13.3 million in the prior year period. The year to date change in inventory year over year was due to concerted efforts to enhance controls and processes to bring down working capital levels and the effect of reduced production activity in the current year. Accounts payable and accrued liabilities decreased $2.7 million for the three months ended January 2, 2009 versus a decrease of $9.7 million for the corresponding period of the prior year. The year to date change in accounts payable year over year reflects slower inventory growth in the current fiscal year.

Including the amortization of deferred finance costs, depreciation and amortization charges were $2.5 million for the three month periods ended January 2, 2009 and December 28, 2007.

Investing Activities

Cash used for investing activities totaled $2.0 million for the three months ended January 2, 2009 and $8.4 million for the corresponding period of the prior year. Capital expenditures totaled $2.0 million for the three months ended January 2, 2009 and $2.4 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. In fiscal 2009, the Company's capital expenditures are anticipated to be lower than prior year levels as the Company completed leasehold improvements as well as new ERP systems in its Canadian and domestic Outdoor Equipment businesses in fiscal 2008.  Any expenditures in fiscal 2009 are expected to be funded by working capital or existing credit facilities.

On November 16, 2007, the Company acquired 100% of the outstanding common stock of Geonav S.r.l. (Geonav), a marine electronics company located in Viareggio, Italy, for approximately $5.6 million (cash of $5.2 million and transaction costs of $0.4 million). The acquisition was funded with existing cash and borrowings under our credit facilities.

JOHNSON OUTDOORS INC.

Financing Activities

Cash flows provided by financing activities totaled $11.8 million for the three months ended January 2, 2009 and $38.9 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $0.2 million and $10.8 million during the three month periods ended January 2, 2009 and December 28, 2007, respectively.

The Company had outstanding borrowings on revolving credit facilities of $13.5 million as of January 2, 2009 versus $72.0 million as of December 28, 2007.

On February 12, 2008, the Company entered into a term loan agreement with JPMorgan Chase Bank N.A., as lender and agent for the other lenders named therein (the "lending group"). This term loan agreement consisted of a $60.0 million term loan maturing on February 12, 2013, bearing interest at a three month LIBOR rate plus an applicable margin. The applicable margin was based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varied between 1.25% and 2.00%. At October 3, 2008, the margin in effect was 2.00% for LIBOR loans.  Also on February 12, 2008, the Company entered into an amended and restated revolving credit agreement with the lending group.  This amendment updated the Company’s October 7, 2005 revolving credit facility to allow for the term loan and to amend the financial covenants in the revolving credit facility.

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

On December 31, 2008, the Company entered into an amended and restated term loan agreement and an amended and restated revolving credit facility agreement with the lending group, effective January 2, 2009.  Changes to the term loan include shortening the maturity date to October 7, 2010, adjusting financial covenants and adjusting interest rates.  The revised term loan bears interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50%.  The amended and restated revolving credit facility reduced the Company’s borrowing availability from $75.0 million to $35.0 million, with an additional reduction of $5.0 million required by January 31, 2009.  The maturity date of the revolving credit facility remains unchanged at October 7, 2010 and outstanding borrowings under this facility bear interest at LIBOR plus 4.50%. The amended and restated debt agreements provide for collateral of fixed assets and intellectual properties in the United States, in addition to certain inventories and accounts receivable already pledged under the Omnibus Amendment.  The revolving credit facility is limited to a borrowing base calculated at 70% of accounts receivable and 55% of inventory for the months of October through January, and 50% of accounts receivable and 50% of inventory for the other months of the year, which are further reduced by other outstanding borrowings.

On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million receiving a floating three month LIBOR interest rate while paying at a fixed interest rate of 4.685% over the period beginning on December 14, 2007 and ending on December 14, 2012. Interest is payable quarterly, starting on March 14, 2008.  The Swap was designated as a cash flow hedge and as of October 3, 2008, was expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.   The intent of the Swap was to lock the interest rate on $60.0 million of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin. The market value of the Swap will rise and fall as market expectations of future floating rate LIBOR interest rates over the five year life of the Swap change in relation to the fixed rate of 4.685%.

JOHNSON OUTDOORS INC.

On December 29, 2008, the Company and JPMorgan Chase (“the Counterparty”) agreed to amend the terms of the Swap contract to include an automatic termination clause which would cause the Swap to terminate on January 8, 2009.  The Company and the Counterparty negotiated a modification of the terms of the Swap to accommodate the new debt agreements effective January 8, 2009 thus obviating the automatic termination.  See Note 19 – Subsequent Events for a discussion of changes in the Company’s interest rate swap positions since January 2, 2009.

As a result of the amendment of the Company’s debt agreements which became effective as of January 2, 2009, the Company prepared an analysis of the Swap in respect of the new terms as of that date and concluded that the Swap was no longer highly effective as a hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate due to the LIBOR floor provision in the amended terms of the debt agreement.  The effective portion of the Swap prior to the modification will remain in accumulated other comprehensive income (loss) and will be amortized as interest expense over the period of the originally designated hedged transactions.  Future changes in the fair value of the interest rate swap will be immediately recognized in the income statement as interest expense.

The Swap has been recorded as a liability at its fair value of $5.9 million on January 2, 2009, and as a component of accumulated other comprehensive income, in accordance with SFAS No. 133.

See Note 19 – Subsequent Events for a discussion of changes in the Company’s interest rate swap positions since January 2, 2009.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at January 2, 2009.

	Payment Due by Period
(millions)	Total	Remainder 2009	2010/11	2012/13	2014 & After
Long-term debt	$60.0	$-	$60.0	$-	$-
Short-term debt	13.5	13.5	-	-	-
Operating lease obligations	25.9	4.8	8.6	5.1	7.4
Open purchase orders	55.3	55.3	-	-	-
Contractually obligated interest payments	10.2	3.8	6.4	-	-
Total contractual obligations	$164.9	$77.4	$75.0	$5.1	$7.4

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of January 2, 2009. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the amount of borrowings and the interest rates on that facility. Estimated future interest payments on the $60.0 million floating rate LIBOR term debt were calculated under the terms of the amended and restated debt agreement.  As LIBOR is presently below 3.50%, the estimated future interest payments were calculated using the 3.50% rate plus the applicable margin of 5.00%.  Actual LIBOR market rates may differ significantly from this estimate.

The Company also utilizes letters of credit for trade financing purposes. Letters of credit outstanding at January 2, 2009 totaled $2.4 million.

The Company has no off-balance sheet arrangements.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 25% of the Company’s revenues for the three months ended January 2, 2009 were denominated in currencies other than the U.S. dollar. Approximately 13% were denominated in euros, with the remaining 12% denominated in various other foreign currencies.

In the past, the Company has mitigated a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies; however, no such transactions were entered into during fiscal 2008 or the first three months of fiscal 2009.

Interest Rates

The Company uses interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates.  On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) having a notional amount of $60.0 million, receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over an accruing period beginning December 14, 2007 and ending December 14, 2012 with interest payable quarterly. The Swap was designated as a cash flow hedge of a forecasted floating rate debt issuance of approximately $60.0 million and as of December 28, 2007, was considered an effective hedge of the impact on interest payments due to changes in the three-month LIBOR benchmark rate.

As a result of the amendment of the Company’s debt agreements which became effective as of January 2, 2009, the Company prepared an analysis of the Swap in respect of the new terms as of that date and concluded that the Swap is no longer highly effective as a hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate due to the LIBOR floor provision in the amended terms of the debt.  As a result, future changes in the fair value of the interest rate swap will be immediately recognized in the statement of operations as interest expense.

JOHNSON OUTDOORS INC.

On December 29, 2008, the Company and JPMorgan Chase (“the Counterparty”) agreed to amend the terms of its $60.0 million LIBOR interest rate swap (“the Swap”) contract to include an automatic termination clause.  The Company and the Counterparty negotiated a modification of the terms of the Swap to accommodate the new debt agreements.  The modified Swap contract was entered into on January 8, 2009.

See Note 19 – Subsequent Events for a discussion of changes in the Company’s interest rate swap positions since January 2, 2009.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures are resin, metals, and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value and earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the term note outstanding at January 2, 2009:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$-	$0.6

The Company had $60.0 million outstanding in the amended LIBOR based term loan, maturing on October 7, 2010, with interest payable quarterly. The amended term loan bears interest at LIBOR rate plus 5.00% with a LIBOR floor of 3.50%.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2008 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended January 2, 2009.

New Accounting Pronouncements

Effective October 4, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS No. 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. See Note 18 – Fair Value Measurements for additional disclosures.  The Company does not expect application of SFAS No. 157 with respect to its non-financial assets and non-financial liabilities to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to elect to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. Entities electing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 became effective for the Company on October 4, 2008.  The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have an impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 beginning in the second quarter of fiscal 2009. The Company does not believe the adoption of SFAS No. 161 will have a material impact on the Company’s consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

JOHNSON OUTDOORS INC.

Item 4.       Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

JOHNSON OUTDOORS INC.

Signatures Dated February 9, 2009
/s/  Helen P. Johnson-Leipold
       Helen P. Johnson-Leipold
      Chairman and Chief Executive Officer

/s/  David W. Johnson
       Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement (Term), dated as of January 2, 2009, among Johnson Outdoors, Inc., JPMorgan Chase Bank, N.A., as lender and agent, and the other lenders named therein, incorporated herein by reference to Exhibit 99.1 to the registrant's Form 8-K current report filed with the Securities and Exchange Commission on January 2, 2009.
10.2	Amended and Restated Credit Agreement (Revolving), dated as of January 2, 2009, among Johnson Outdoors, Inc., JPMorgan Chase Bank, N.A., as lender and agent, and the other lenders named therein, incorporated herein by reference to Exhibit 99.2 to the registrant's Form 8-K current report filed with the Securities and Exchange Commission on January 2, 2009.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.