Form 10-Q
period 2009-04-03
JOHNSON OUTDOORS INC
filed 2009-05-11
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," " accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [ X ].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

As of April 24, 2009, 8,066,965 shares of Class A and 1,216,464 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	April 3	March 28	April 3	March 28
(thousands, except per share data)	2009	2008	2009	2008
Net sales	$106,630	$121,813	$176,386	$197,780
Cost of sales	66,662	75,007	111,312	121,685
Gross profit	39,968	46,806	65,074	76,095
Operating expenses:
Marketing and selling	22,857	27,853	42,042	48,020
Administrative management, finance and information systems	8,679	12,067	17,021	22,745
Research and development	2,640	3,239	5,442	6,264
Total operating expenses	34,176	43,159	64,505	77,029
Operating profit (loss)	5,792	3,647	569	(934)
Interest income	(41)	(197)	(145)	(485)
Interest expense	3,121	1,475	4,719	2,555
Other (income) expense, net	(456)	1,306	664	1,360
Income (loss) before income taxes	3,168	1,063	(4,669)	(4,364)
Income tax expense (benefit)	703	281	(193)	(1,522)
Income (loss) from continuing operations	2,465	782	(4,476)	(2,842)
Income (loss) from discontinued operations, net of income
tax benefit of $0, $188, $0, and $814 respectively	-	(320)	41	(1,386)
Net income (loss)	$2,465	$462	$(4,435)	$(4,228)
Weighted average common shares - Basic:
Class A	7,946	7,857	7,927	7,855
Class B	1,216	1,217	1,216	1,217
Dilutive stock options and restricted stock	4	180	9	183
Weighted average common shares - Dilutive	9,166	9,254	9,152	9,255
Income (loss) from continuing operations per common share - Basic:
Class A and B share	$0.27	$0.09	$(0.49)	$(0.31)
Loss from discontinued operations per common share - Basic:
Class A and B share	$-	$(0.04)	$-	$(0.15)
Income (loss) per common share - Basic:
Class A and B share	$0.27	$0.05	$(0.49)	$(0.46)
Income (loss) from continuing operations per common Class A and B share - Dilutive	$0.27	$0.09	$(0.49)	$(0.31)
Loss from discontinued operations per common Class A and B share - Dilutive	$-	$(0.04)	$-	$(0.15)
Income (loss) per common Class A and B share - Dilutive	$0.27	$0.05	$(0.49)	$(0.46)
Dividends per share:
Class A common stock	$-	$0.055	$-	$0.055
Class B common stock	$-	$0.050	$-	$0.050

The accompanying notes are an integral part of the condensed consolidated financial statements.

-

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3	October 3	March 28
	2009	2008	2008
(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,919	$41,791	$27,662
Accounts receivable, less allowance for doubtful accounts of $2,772, $2,577, and $2,580 respectively	100,466	52,710	120,168
Inventories, net	75,405	85,999	115,126
Deferred income taxes	2,935	2,963	14,501
Other current assets	5,081	6,204	9,151
Assets held for sale	-	47	358
Total current assets	197,806	189,714	286,966
Property, plant and equipment, net	37,754	39,077	37,781
Deferred income taxes	1,277	594	14,632
Goodwill	14,524	14,085	58,245
Other intangible assets, net	6,170	6,442	6,634
Other assets	5,460	5,157	7,896
Total assets	$262,991	$255,069	$412,154
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$4,647	$-	$45,000
Current maturities of long-term debt	1	3	10,001
Accounts payable	34,422	24,674	33,612
Accrued liabilities:
Salaries, wages and benefits	8,252	8,671	12,958
Accrued discounts and returns	7,165	5,776	7,245
Accrued interest payable	901	234	181
Income taxes payable	1,765	1,318	936
Other	19,019	14,637	17,712
Liabilities held for sale	-	76	226
Total current liabilities	76,172	55,389	127,871
Long-term debt, less current maturities	60,690	60,000	60,004
Deferred income taxes	969	1,111	-
Retirement benefits	6,527	6,774	4,579
Other liabilities	6,247	9,511	12,952
Total liabilities	150,605	132,785	205,406
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued:
April 3, 2009, 8,066,965
October 3, 2008, 8,006,569
March 28, 2008, 7,995,689	404	400	400
Class B shares issued:
April 3, 2009, 1,216,464
October 3, 2008, 1,216,464
March 28, 2008, 1,217,309	61	61	61
Capital in excess of par value	58,191	57,873	57,585
Retained earnings	48,736	53,171	120,894
Accumulated other comprehensive income	5,037	10,779	27,808
Treasury stock at cost, 8,071 shares of Class A common stock	(43)	-	-
Total shareholders' equity	112,386	122,284	206,748
Total liabilities and shareholders' equity	$262,991	$255,069	$412,154

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	April 3 2009	March 28 2008

CASH USED FOR OPERATING ACTIVITIES
Net loss	$(4,435)	$(4,228)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	4,744	4,645
Amortization of intangible assets	191	236
Amortization of deferred financing costs	267	63
Stock based compensation	279	306
Deferred income taxes	(835)	(4,931)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(48,564)	(57,270)
Inventories, net	9,673	(18,582)
Accounts payable and accrued liabilities	12,877	1,912
Other current assets	1,048	368
Other non-current assets	(333)	(1,191)
Other long-term liabilities	(953)	773
Other, net	1,106	518
	(24,935)	(77,381)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business, net of cash acquired	(913)	(5,663)
Additions to property, plant and equipment	(3,012)	(5,255)
Payments under interest rate swap contracts	(1,751)	-
	(5,676)	(10,918)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable	4,687	22,997
Net borrowings from long-term debt	-	60,000
Principal payments on senior notes and other long-term debt	(2)	(10,800)
Deferred financing costs paid to lenders	(1,280)	-
Excess tax benefits from stock based compensation	-	15
Dividends paid	(501)	(999)
Common stock transactions	43	432
	2,947	71,645
Effect of foreign currency fluctuations on cash	(208)	5,084
Decrease in cash and cash equivalents	(27,872)	(11,570)
CASH AND CASH EQUIVALENTS
Beginning of period	41,791	39,232
End of period	$13,919	$27,662

 The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of April 3, 2009 and March 28, 2008 and the results of operations for the three and six months ended April 3, 2009 and March 28, 2008 and cash flows for the six months ended April 3, 2009 and March 28, 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2008 which was filed with the Securities and Exchange Commission on January 2, 2009.

Because of seasonal and other factors, the results of operations for the six months ended April 3, 2009 are not necessarily indicative of the results to be expected for the Company's full 2009 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2        Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and began to explore strategic alternatives for its Escape brand products.  In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the Escape business have been reported as discontinued operations in the condensed consolidated statements of operations for the three month period ended March 28, 2008 and the six month periods ended April 3, 2009 and March 28, 2008, and in the condensed consolidated balance sheets as of October 3, 2008 and March 28, 2008.

As of January 2, 2009, the Company had completed the disposal of the Escape business.  As such, there was no activity related to the discontinued Escape business during the three months ended April 3, 2009.  The Company recorded pre-tax and after-tax income related to the discontinued Escape business of $41 during the six month period ended April 3, 2009, which was the result of disposing of the remaining Escape business lines in the first quarter of fiscal 2009.  The Company recorded after tax losses related to the discontinued Escape business of $320 and $1,386 during the three and six month periods ended March 28, 2008, respectively. Revenues of the Escape business were $95 and $172 during the three month and six month periods ended March 28, 2008, respectively.

3        Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $100,466 as of April 3, 2009 from $52,710 as of October 3, 2008 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

Basic EPS

Under the provisions of SFAS No. 128 and EITF 03-06, basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding less any restricted stock.  In periods with cumulative year to date net income and undistributed income, the undistributed income for each period is allocated to each class of common stock based on the proportionate share of the amount of cash dividends that the holders of each such class are entitled to receive.  In periods where there is a cumulative year to date net loss or no undistributed income because distributions through dividends exceed net income, Class B shares are treated as anti-dilutive and losses are allocated equally on a per share basis among the Class A and Class B shares.

For the six month periods ended April 3, 2009 and March 28, 2008, basic loss per share for Class A and Class B shares has been presented using the two class method in accordance with EITF 03-06 and is the same due to the cumulative net losses incurred in each period presented.  For the three month periods ended April 3, 2009 and March 28, 2008, basic income per share for both Class A and Class B was the same as there were no undistributed earnings.

Diluted EPS

Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested restricted stock using the treasury method. The computation of diluted net income per share of common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options and non-vested restricted stock is excluded and diluted loss per share is equal to basic loss per share for both classes.

For the three month periods ended April 3, 2009 and March 28, 2008, diluted net income per share reflects the effect of dilutive stock options and non-vested restricted stock using the treasury method and assumes the conversion of Class B Common Stock into Class A Common Stock.  For the six month periods ended April 3, 2009 and March 28, 2008, because the Company reported a net loss, the effect of stock options and non-vested restricted stock is excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

5         Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options. Shares of the Company’s Class A Common Stock available for grant to key executives and non-employee directors were 423,669 at April 3, 2009.

JOHNSON OUTDOORS INC.

         Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three and six month periods ended April 3, 2009.

A summary of stock option activity for the six months ended April 3, 2009 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 3, 2008	271,043	$8.36	2.1	$1,217
Granted	-	-	-	-
Exercised	(500)	7.42		1
Cancelled	(90,255)	8.62		-
Outstanding and exercisable at April 3, 2009	180,288	$8.23	2.2	-

Restricted Stock

All shares of restricted stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.  The Company granted 25,880 and 6,540 shares of restricted stock with a total value of $125 during each of the three month periods ended April 3, 2009 and March 28, 2008, respectively.  Grants of restricted stock were 76,789 and 35,972 with a total value of $450 and $782 for the six month periods ended April 3, 2009 and March 28, 2008, respectively.  Amortization expense related to restricted stock was $167 and $164 during the three months ended April 3, 2009 and March 28, 2008, respectively, and $279 and $306 during the six months ended April 3, 2009 and March 28, 2008 respectively. Unvested restricted stock issued and outstanding as of April 3, 2009 totaled 105,827 shares, having a gross unamortized value of $1,038, which will be amortized to expense through November 2013 or adjusted for changes in future estimated or actual forfeitures.  Restricted stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of restricted shares by tendering a portion of the vested shares back to the Company.  No shares were tendered back to the Company during the three month period ended April 3, 2009. Shares tendered back to the Company totaled 8,071 for the six month period ended April 3, 2009.  The value of restricted stock forfeitures was $125 for each of the three and six month periods ended April 3, 2009. There were no forfeitures during the three and six month periods ended March 28, 2008.

JOHNSON OUTDOORS INC.

A summary of unvested restricted stock activity for the six months ended April 3, 2009 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Unvested restricted stock at October 3, 2008	109,277	$18.72
Restricted stock grants	76,789	5.86
Restricted stock cancelled	(8,822)	14.14
Restricted stock vested	(71,417)	12.32
Unvested restricted stock at April 3, 2009	105,827	14.08

           Employees’ Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company recognized expense under the stock purchase plan of $0 and $30 during the three and six month periods ended April 3, 2009 and March 28, 2008, respectively.  Shares available for purchase by employees under this plan were 55,764 at April 3, 2009.

6         Pension Plans

The components of net periodic benefit cost related to Company sponsored benefit plans for the three and six months ended April 3, 2009 and March 28, 2008 were as follows:

	Three Months Ended		Six Months Ended
	April 3 2009	March 28 2008	April 3 2009	March 28 2008
Components of net periodic benefit cost:
Service cost	$170	$158	$341	$315
Interest on projected benefit obligation	269	251	537	503
Less estimated return on plan assets	244	231	488	461
Amortization of unrecognized:
Net income	14	23	29	46
Prior Service Cost	1	2	2	3
Net amount recognized	$210	$203	$421	$406

7         Income Taxes

For the three months ended April 3, 2009 and March 28, 2008, the Company’s effective income tax rate attributable to three month quarterly earnings from continuing operations before income taxes was 22.2% and 26.4%, respectively.  The decrease is primarily due to the fact that during the second quarter of fiscal 2009, the Company recorded a benefit related to valuation allowance reduction of $356 primarily against the net deferred tax assets in the jurisdictions of the United States and Japan.

For the six months ended April 3, 2009 and March 28, 2008, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was 4.1% and 34.9%, respectively.  The decrease in the current year period was predominantly from the impact of the Company recording a valuation allowance charge of $1,185 against the net deferred tax assets in the jurisdictions of the United States, Japan, Spain, and the United Kingdom in the six months ended April 3, 2009.  Additionally, during the first quarter of fiscal 2009, the Company reversed the  valuation allowance for its Germany operations which resulted in $1,800 benefit and established a valuation allowance for its Japan operations which resulted in $1,200 of additional tax expense.

JOHNSON OUTDOORS INC.

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

There have been no material changes in unrecognized tax benefits as a result of tax positions taken by the Company in the three months ended April 3, 2009.  The Company estimates that the unrecognized tax benefits will not change significantly within fiscal 2009.  In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended April 3, 2009, $20 of interest was recorded as a component of income tax expense in the condensed consolidated statement of operations. At April 3, 2009, $132 of accrued interest and penalties are included in the condensed consolidated balance sheet.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective in the quarter ending December 28, 2007 with no impact on its consolidated financial statements.

The Company is currently under examination by taxing authorities in the U.S. The Company is not undergoing any tax examinations in any of its major foreign jurisdictions.  The U.S. examination may be resolved within the next twelve months, but at this time it is not possible to estimate the amount of impact of any changes to the previously recorded uncertain tax positions.  As of the adoption date of FIN 48, the tax years subject to review in Switzerland, Italy, Germany, France, Canada, and Japan were the years after 1998, 2004, 2005, 2006, 2004, and 2007, respectively.  These same years remain subject to review as of April 3, 2009.

8         Inventories

Inventories at the end of the respective periods consist of the following:

	April 3	October 3	March 28
	2009	2008	2008
Raw materials	$25,766	$30,581	$41,839
Work in process	2,344	2,834	4,163
Finished goods	53,686	59,897	73,914
	81,796	93,312	119,916
Less inventory reserves	6,391	7,313	4,790
	$75,405	$85,999	$115,126

JOHNSON OUTDOORS INC.

9         New Accounting Pronouncements

Effective October 4, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities only effective as of October 4, 2008. The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. See Note 19 – Fair Value Measurements for additional disclosures.  The Company does not expect application of SFAS No. 157 with respect to its non-financial assets and non-financial liabilities to have a material impact on its consolidated financial statements.

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

Effective October 4, 2008, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. See Note 13 – Derivative Instruments and Hedging Activities for additional disclosures.

JOHNSON OUTDOORS INC.

10.      Acquisitions

Navicontrol S.r.l.

On February 6, 2009, the Company acquired 100% of the common stock of Navicontrol S.r.l. (“Navicontrol”), a marine autopilot manufacturing company for approximately $913.  The acquisition was funded with existing cash. Navicontrol is a highly-regarded European brand of marine autopilot systems for large boats and is based in Viareggio, Italy. The Company believes that the purchase of Navicontrol will allow the Company to accelerate its product line expansion in Europe. Navicontrol is included in the Company’s Marine Electronics segment.

           The following table summarizes the preliminary allocation of the purchase price of the Navicontrol acquisition.

Accounts receivable	$161
Inventories	97
Property, plant and equipment	12
Goodwill	860
Total assets acquired	1,130
Total liabilities assumed	217
Net purchase price	$913

The acquisition was accounted for using the purchase method and, accordingly, the Company's condensed consolidated financial statements include the results of operations of the Navicontrol business since the date of acquisition.

Geonav S.r.l.

On November 16, 2007, the Company acquired 100% of the common stock of Geonav S.r.l. (Geonav), a marine electronics company for approximately $5,646 (cash of $5,242 and transaction costs of $404). The acquisition was funded with existing cash and borrowings under the Company’s credit facilities. Geonav is a major European brand of chart plotters based in Viareggio, Italy. The Company believes that the purchase of Geonav will allow the Company to expand its product line and add to its marine electronics distribution channels in Europe. Also sold under the Geonav brand are marine autopilots, VHF radios and fishfinders. Geonav is included in the Company’s Marine Electronics segment.

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

JOHNSON OUTDOORS INC.

The acquisition was accounted for using the purchase method and, accordingly, the Company's condensed consolidated financial statements include the results of operations of the Geonav business since the date of acquisition.

11      Goodwill

           The changes in goodwill assets during the six months ended April 3, 2009 and March 28, 2008, respectively, are as follows:

	April 3 2009	March 28 2008
Balance at beginning of period	$14,085	$51,454
Amount attributable to Navicontrol acquisition	860	-
Amount attributable to Geonav acquisition	-	2,205
Amount attributable to Seemann purchase price allocation	-	158
Amount attributable to movements in foreign currencies	(421)	4,428
Balance at end of period	$14,524	$58,245

During the year ended October 3, 2008, the Company recorded an impairment of goodwill of $39,603.

12    Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the six months ended April 3, 2009 and March 28, 2008.

	April 3 2009	March 28 2008
Balance at beginning of period	$4,361	$4,290
Expense accruals for warranties issued during the period	2,242	2,078
Less current period warranty claims paid	1,925	1,400
Balance at end of period	$4,678	$4,968

JOHNSON OUTDOORS INC.
13      Derivative Instruments and Hedging Activities

During the three month period ended April 3, 2009, the Company utilized derivative instruments in the form of interest rate swap contracts and foreign currency forward contracts.  The following disclosures describe the Company’s objectives in using derivative instruments, the business purpose or context for using derivative instruments, and how the Company believes the use of derivative instruments helps achieve the stated objectives.  In addition, the following disclosures describe the effects of the Company’s use of derivative instruments and hedging activities on its financial statements.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital increases in advance of the selling and cash generation season and declines as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s objective in holding interest rate swap contracts is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt.

When the appropriate mix of fixed rate or floating rate debt cannot be directly obtained in a cost effective manner, the Company may enter into interest rate swap contracts in order to change floating rate interest into fixed rate interest or vice versa for a specific amount of debt in order to achieve the desired proportions of floating rate and fixed rate debt.  An interest rate swap is a contract in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.  The notional amount is the equivalent amount of debt that the Company wishes to change from a fixed interest rate to a floating interest rate or vice versa and is the basis for calculating the related interest payments required under the interest rate swap contract.

On October 29, 2007 the Company entered into an interest rate swap contract ("Swap A") to swap $60,000 of floating three month LIBOR interest rate debt into fixed rate debt bearing interest at 4.685% over the period beginning on December 14, 2007 and ending on December 14, 2012. Swap A was designated as a cash flow hedge and as of October 3, 2008, was expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.  The combined interest payments on the Company’s $60,000 of LIBOR based debt and the cash flows to be received or paid under the interest rate swap contract essentially locked the net quarterly cash flows at an interest rate of 4.685%, turning $60,000 of floating rate debt into fixed rate debt.

The amendment of the Company’s debt agreements on January 2, 2009 includes a LIBOR floor provision that prevents the interest rate on $60,000 of floating rate debt from declining below 3.50% (See Note 17 Long Term Debt Issuance).  The LIBOR forward rate curve as of that date implied that LIBOR would remain under 3.50% for the duration of the life of Swap A.  As such, Swap A was no longer considered to be a highly effective interest rate hedge as it would not give the Company any benefit when LIBOR rates are below 3.50%.

In order to mitigate the effects of Swap A related to its ineffectiveness as a hedge, the Company entered into an agreement on January 8, 2009 to modify the terms of Swap A by shortening its maturity date from December 14, 2012 to December 14, 2011.  The Company paid JPMorgan Chase (“the Counterparty”) $1,239, which was the agreed upon fair value of the net payments that would no longer be required under Swap A as a result of the shortened term.

In addition, on January 8, 2009, the Company entered into two new interest rate swaps in order to eliminate the potential for further losses or gains on Swap A which are described below:

JOHNSON OUTDOORS INC.

●	a receive fixed / pay floating interest rate swap with a term commencing on September 14, 2010 and ending on December 14, 2011 (“Swap B”). Under the terms of Swap B, the Company will receive fixed rate interest at 2.170% and will pay floating rate interest at a rate equal to three month LIBOR. The notional amount of Swap B is $60,000. Swap B includes an automatic termination feature, which will cause Swap B to terminate on May 11, 2009 and at the same time, will shorten the maturity date of Swap A from December 14, 2011 to September 14, 2010, unless Swap B is modified prior to termination. The effect of Swap B is to lock in the net undiscounted cash flows required to be paid by the Company under Swap A for the five quarterly swap periods ending on December 14, 2011. If Swap B does terminate as expected on May 11, 2009, it will require an immediate payment of approximately $2,200 including related fees to the Counterparty. See Note 20 - Subsequent Event for additional information regarding the termination of Swap B.

●	a receive fixed / pay floating interest rate swap with a term commencing on December 15, 2008 and ending on September 14, 2010 (“Swap C”). Under the terms of Swap C, the Company will receive fixed rate interest at 1.310% and will pay floating rate interest at a rate equal to three month LIBOR. The notional amount of Swap C is $60,000. Swap C includes an automatic termination feature which will cause Swap C to terminate on September 14, 2009 and at the same time, will shorten the maturity date of Swap A from September 14, 2010 to September 14, 2009, unless Swap C is modified prior to termination. The effect of Swap C is to lock in the net undiscounted cash flows required to be paid by the Company under Swap A for the seven quarterly swap periods ending on September 14, 2010 at approximately $4,000 including related fees. If Swap C does terminate on September 14, 2009, it would require an immediate payment of approximately $2,400 including related fees to the Counterparty.

Presently, the Company has locked the cash flows under its interest rate swap positions as described above.  The Company is unhedged with respect to interest rate risk on its floating rate LIBOR based debt.  In addition to the payment of $1,239 previously noted, the Company also made periodic payments under its interest rate swap contracts of $512.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 24% of the Company’s revenues for the six months ended April 3, 2009 were denominated in currencies other than the U.S. dollar. Approximately 14% were denominated in Euros, with the remaining 10% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company’s objective in holding foreign currency forward contracts is to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments for purchases of inventory and other assets denominated in foreign currencies.  The Company mitigates a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future.

As of April 3, 2009, the Company held foreign currency forward contracts as economic hedges of the effect of changes in foreign currency exchange rates related to short term notes payable denominated in 500,000 Japanese yen, 6,800 Swiss francs, and 3,210 Euros.

JOHNSON OUTDOORS INC.

Impact of Derivative Instruments and Hedging Activities on Financial Statements

The following discloses the location and fair values of derivative instruments reported on the balance sheet as of April 3, 2009.

	Balance Sheet	Fair Values of
	Location	Derivative Instruments
		April 3, 2009
Liability derivatives not designated as hedging instruments under Statement 133:
Interest rate swap contracts	Accrued liabilities other	$4,890
Foreign exchange forward contracts	Accrued liabilities other	348
Total liability derivatives		$5,238

The Company had no derivative instruments designated as hedging instruments under SFAS No. 133 as of April 3, 2009.  The interest rate swap contracts became ineffective as hedging instruments on January 2, 2009 as noted above.  The foreign currency forward contracts are economic hedges of the Company’s foreign currency debt but are not designated as hedging instruments under Statement 133.

Prior to becoming ineffective, the effective portion of the interest rate swap contract (Swap A) was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders equity.  As a result of this cash flow hedge becoming ineffective, the amount in AOCI was frozen, and will be amortized to interest expense through December 14, 2012.

The following discloses the location of gain or (loss) reclassified from AOCI into income related to derivative instruments during the quarter ended April 3, 2009.

Three Months Ended
April 3, 2009
Loss reclassified from AOCI into:	Amount Reclassified

Interest expense	$502

The Company expects that approximately $1,967 of the $5,435 remaining in AOCI related to Swap A will be amortized into interest expense over the next 12 months.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have floating rate LIBOR interest based debt through December 14, 2012.

The following discloses the location and amount of loss recognized in the Statement of Operations for derivative instruments not designated as hedging instruments under SFAS No. 133.  These losses are the result of recognizing changes in the fair values of derivatives.

JOHNSON OUTDOORS INC.

		Three Months Ended
		April 3, 2009
Derivatives not designated as Hedging Instruments under Statement 133	Location of Loss Recognized in Statement of Operations	Amount of Loss Recognized

Interest rate swap contracts	Interest expense	$(704)
Foreign exchange forward contracts	Other income (expense)	$(348)

During the three months ended April 3, 2009, the losses on the foreign currency exchange contracts described above were substantially offset by foreign currency exchange gains on the foreign currency denominated liabilities the contracts related to.

14      Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and changes in shareholders’ equity from non-owner sources. For the three and six month periods ended April 3, 2009 and March 28, 2008, the difference between net income (loss) and comprehensive income (loss) consisted of cumulative foreign currency translation adjustments and the effective portion of an interest rate swap that had been designated as a cash flow hedge. The weakening of worldwide currencies versus the U.S. dollar created the Company's translation adjustments for the three and six months ended April 3, 2009.  The strengthening of worldwide currencies versus the U.S. dollar created the Company's translation adjustments for the three and six months ended March 28, 2008.  The income on the cash flow hedge in the three month period ended April 3, 2009 was the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 13 – Derivative Instruments and Hedging Activities”).  The loss on the cash flow hedge in the six month period ended April 3, 2009 was due to the impact of changes in LIBOR rate futures on the value of the interest rate swap that had been designated as a cash flow hedge offset by amortization of the effective portion of the cash flow hedge.  The loss on the cash flow hedge for the three and six month periods ended March 28, 2008 was due to the impact of changes in LIBOR rate futures on the interest rate swap that had been designated as a cash flow hedge.

Comprehensive income (loss) for the respective periods consisted of the following:

	Three Months Ended		Six Months Ended
	April 3	March 28	April 3	March 28
	2009	2008	2009	2008
Net income (loss)	$2,465	$462	$(4,435)	$(4,228)
Currency translation adjustments	(4,068)	9,879	(3,066)	12,325
Income (loss) on cash flow hedge, net of tax
of $0, $0, $1,081, and $1,621, respectively	502	(1,621)	(2,676)	(2,432)
Comprehensive income (loss)	$(1,101)	$8,720	$(10,177)	$5,665

15      Restructuring

Diving-  Hallwil

In March 2008, the Company announced plans to consolidate UWATEC dive computer manufacturing and distribution at its existing facility in Batam, Indonesia which, for the past nine years, was a sub-assembly site for UWATEC’s main production in Hallwil, Switzerland.  Batam operations were expanded and upgraded to accommodate needed additional capacity.  Consolidation is focused on improving operating efficiencies and reducing inventory lead times and operating costs. The total costs incurred during the three and six month periods ended April 3, 2009 were $55 and $414, respectively, consisting of $35 and $128 of employee termination costs and $20 and $286 of other costs respectively.  Payments of $223 and $1,239 were made during the three and six month periods ended April 3, 2009, respectively.  The Company expects to incur no further costs with respect to this restructuring.  The total cost of this restructuring was approximately $2,865 consisting of employee termination costs and related costs of $953 and other costs of $1,912.  The other costs consist principally of project management, legal, moving and contract termination costs.  These charges were included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations.  This action impacted 35 employees, resulting in the elimination of 33 positions and the reassignment of 2 employees to other roles in the Company.

JOHNSON OUTDOORS INC.

The following represents a reconciliation of the changes in restructuring reserves related to this restructuring project through April 3, 2009.

	Employee Termination Costs	Other Exit Costs	Total
Accrued liabilities as of October 3, 2008	$825	$-	$825
Activity during period ended April 3, 2009:
Charges to earnings	128	286	414
Settlement payments	(953)	(286)	(1,239)
Accrued liabilities as of April 3, 2009	$-	$-	$-

Outdoor Equipment – Binghamton

In June 2008, the Company announced plans to restructure and downsize its Binghamton, New York operations due to continued significant declines in sales of military tents.  The Company expects the total cost of this restructuring to be $326, consisting entirely of employee termination costs.  Payments of $25 and $94 were made during the three and six month periods ended April 3, 2009, respectively.  Approximately $4 of payments will be made in the third quarter of fiscal 2009.  These charges are included in the “Administrative management, finance and information systems” line in the Company’s Condensed Consolidated Statements of Operations.  This action resulted in the elimination of 27 positions.

The following represents a reconciliation of the changes in restructuring reserves related to this restructuring project through April 3, 2009.

Employee Termination Costs
Accrued liabilities as of October 3, 2008	$92
Activity during period ended April 3, 2009:
Charges to earnings	6
Settlement payments	(94)
Accrued liabilities as of April 3, 2009	$4

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

JOHNSON OUTDOORS INC.

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made a claim with its insurance carriers to recover the $4,400 settlement payment, plus defense costs (approximately $900). This matter is presently the subject of litigation in the U.S. District Court for the Eastern District of Wisconsin. The Company is unable to estimate at this time the amount of any insurance recovery and, accordingly, has not recorded a receivable for this matter.

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

On December 31, 2008, the Company entered into an amended and restated term loan agreement and an amended and restated revolving credit facility agreement with the lending group, effective January 2, 2009.  Changes to the term loan included shortening the maturity date to October 7, 2010, adjusting financial covenants and adjusting interest rates.  The revised term loan bears interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50%.  The amended and restated revolving credit facility reduced the Company’s borrowing availability from $75,000 to $35,000, with an additional reduction of $5,000 on January 31, 2009.  The maturity date of the revolving credit facility remains unchanged at October 7, 2010. The amended and restated debt agreements provide for collateral of fixed assets and intellectual properties in the United States, in addition to certain inventories and accounts receivable already pledged under the omnibus amendment. The revolving credit facility is limited to a borrowing base calculated at 70% of accounts receivable and 55% of inventory for the months of October through January, and 50% of accounts receivable and 50% of inventory for the other months of the year, which are further reduced by other outstanding borrowings.

JOHNSON OUTDOORS INC.

The modification of the term loan agreement on January 2, 2009 did not qualify as a significant modification under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments.  As such, previously capitalized deferred financing costs remain capitalized and additional costs paid to the lending group of $1,280 have been capitalized.  The modification of the revolving credit facility was accounted for under EITF 98-14, Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements and resulted in a lower borrowing capacity.  Accordingly, deferred financing costs of $33 were written off during the six month period ended April 3, 2009.

At April 3, 2009, the Company had no borrowings outstanding under the revolving credit facility and $60,000 outstanding under the term loan agreement.  Borrowings can be made under the revolving credit facility based on Prime lending rates or LIBOR.  The rate in effect for borrowings under the revolver was 6.75% during the three months ended April 3, 2009.

18      Capital Leases

During the quarter ended April 3, 2009, the Company entered into a capital lease arrangement.  The gross amount of assets recorded under capital leases was approximately $685 as of April 3, 2009.  The related obligation under capital leases was approximately $685 as of April 3, 2009.  Amortization of assets recorded under capital leases is included with depreciation expense, primarly in operating expenses.

19       Fair Value Measurements

Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. This standard establishes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

JOHNSON OUTDOORS INC.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of April 3, 2009:

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap contracts	$-	$4,890	$-	$4,890
Foreign exchange forward contracts	$-	$348	$-	$348

The following table summarizes the amount of total gains or losses in the period attributable to the changes in fair value of the instruments noted below:

		Three Months Ended	Six Months Ended
		April 3, 2009	April 3, 2009
	Location of Loss Recognized in Statement of Operations	Amount of Loss Recognized	Amount of Loss Recognized

Interest rate swap contracts	Interest expense	$(704)	$(704)
Foreign exchange forward contracts	Other income (expense)	$(348)	$(348)

The fair value of the interest rate swap and foreign exchange forward contracts reported above were measured using the market value approach.

20      Subsequent Events

On May 11, 2009, the Company made a termination payment of approximately $2,132 including related fees to the Counterparty with respect to its interest rate swap contracts.  See “Note 13 - Derivative Instruments and Hedging Activities” for a discussion of the termination payment and these contracts.

21      Segments of Business

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and six month periods ended April 3, 2009 and March 28, 2008.

Net sales and operating profit include both sales to customers, as reported in the Company's condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	April 3 2009	March 28 2008	April 3 2009	March 28 2008
Net sales:
Marine electronics
Unaffiliated customers	$58,675	$61,492	$90,642	$94,748
Interunit transfers	57	52	68	59
Outdoor equipment
Unaffiliated customers	8,465	13,232	19,690	21,206
Interunit transfers	10	12	22	22
Watercraft
Unaffiliated customers	21,631	23,702	32,671	37,141
Interunit transfers	41	29	48	43
Diving
Unaffiliated customers	17,763	23,218	33,236	44,458
Interunit transfers	72	273	149	564
Other Corporate	96	169	147	227
Eliminations	(180)	(366)	(287)	(688)
	$106,630	$121,813	$176,386	$197,780
Operating profit:
Marine electronics	7,147	5,483	6,178	5,746
Outdoor equipment	405	754	1,330	372
Watercraft	(245)	(230)	(1,844)	(2,343)
Diving	294	575	(903)	1,135
Other/Corporate	(1,809)	(2,935)	(4,192)	(5,844)
	$5,792	$3,647	$569	$(934)
Total assets (end of period):
Marine electronics			$116,624	$153,179
Outdoor equipment			20,424	28,417
Watercraft			53,715	79,646
Diving			59,425	123,624
Other/Corporate			12,803	26,930
Assets held for sale			-	358
			$262,991	$412,154

JOHNSON OUTDOORS INC.

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and six months ended April 3, 2009 and March 28, 2008. All monetary amounts, other than share and per share amounts, are stated in millions.

Our MD&A is presented in the following sections:

●	Forward Looking Statements
●	Trademarks
●	Overview
●	Results of Operations
●	Liquidity and Financial Condition
●	Obligations and Off Balance Sheet Arrangements
●	Market Risk Management
●	Critical Accounting Policies and Estimates
●	New Accounting Pronouncements

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 which was filed with the Securities and Exchange Commission on January 2, 2009.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because the context of the statement includes phrases such as the Company “expects,” “believes” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2008 which was filed with the Securities and Exchange Commission on January 2, 2009 and the following:  changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation; actions of and disputes with companies that compete with the Company; the Company’s success in managing inventory; the risk that the Company’s lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment that the lenders would be willing to provide; the risk of future writedowns of goodwill or other intangible assets; movements in foreign currencies or interest rates; the Company’s success in restructuring certain of its operations; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; adverse weather conditions; and other risks and uncertainties provided in the Company’s filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

JOHNSON OUTDOORS INC.

Trademarks

We have registered the following trademarks, which may be used in this report:  Minn Kota®, Cannon®, Humminbird®, Bottom Line®, Fishin' Buddy®, Silva®, Eureka!®, Tech 4O™, Geonav®, Old Town®, Ocean Kayak™, Necky®, Escape®, Lendal®, Extrasport®, Carlisle®, Scubapro®, UWATEC® and Seemann™.

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

Highlights

Despite a 12.5% decrease in net sales for the quarter ended April 3, 2009 over the same period in the prior year, the Company recognized a 58.9% increase in operating profit due to a significant effort to cut costs. Second quarter sales reflect initial shipments to customers in anticipation of the primary selling season for the Company’s outdoor recreational products.  The decrease in net sales from the prior year resulted primarily from weak economic conditions and declines in consumer spending.

Key changes in the quarter included:

●	Marine Electronics sales decreased 4.6% from the prior year quarter largely due to continued weakness in domestic and international boat markets.
●	Outdoor Equipment sales were down 36.0% from the prior year quarter due primarily to strong customer sell-in during the first quarter and slower than normal commercial tent sales.
●	Watercraft sales were 8.7% below the prior year quarter primarily as a result of unfavorable currency translation of 4.3%, scaling back of distribution to non-core channels and weak international markets.
●	Diving sales were down 24.1% primarily due to slowing economies in key international markets and the impact of unfavorable currency translation, which comprised 8.3% of the revenue decline.

Gross profit margins were 37.5% for the quarter ended April 3, 2009, compared to 38.4% in the prior year quarter.  The reduction in the gross profit margin was due primarily to lower production volumes, close out sales and an unfavorable product mix at Watercraft as well as currency impacts on purchased product, lower production volumes, and close out sales in Diving.

Operating expenses for the quarter ended April 3, 2009 were down $9.0 million from the prior year quarter driven primarily by headcount reductions, curtailed spending in administrative costs, a temporary 10% wage reduction in the U.S., and no incentive compensation expenses in the current year quarter versus an expense of $1.8 million in the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The second quarter falls within the Company’s primary selling season. The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

JOHNSON OUTDOORS INC.

	Year Ended
	October 3, 2008		September 28, 2007		September 29, 2006
	Net	Operating	Net	Operating	Net	Operating
Quarter Ended	Sales	Profit (Loss)	Sales	Profit (Loss)	Sales	Profit (Loss)
December	18%	(12)%	17%	(11)%	19%	(1)%
March	29%	10%	28%	23%	27%	38%
June	34%	38%	35%	74%	34%	62%
September	19%	(136)%	20%	14%	20%	1%
	100%	(100)%	100%	100%	100%	100%

Results of Operations
The Company’s net sales and operating profit (loss) by segment are summarized as follows:

(millions)	Three Months Ended		Six Months Ended
	April 3	March 28	April 3	March 28
	2009	2008	2009	2008
Net sales:
Marine Electronics	$58.7	$61.5	$90.7	$94.8
Outdoor Equipment	8.5	13.2	19.7	21.2
Watercraft	21.7	23.7	32.7	37.2
Diving	17.8	23.5	33.4	45.0
Other/eliminations	(0.1)	(0.1)	(0.1)	(0.4)
Total	$106.6	$121.8	$176.4	$197.8
Operating profit (loss):
Marine Electronics	$7.1	$5.4	$6.2	$5.7
Outdoor Equipment	0.4	0.8	1.3	0.4
Watercraft	(0.2)	(0.2)	(1.8)	(2.3)
Diving	0.3	0.6	(0.9)	1.1
Other/eliminations	(1.8)	(3.0)	(4.2)	(5.8)
Total	$5.8	$3.6	$0.6	$(0.9)

See Note 21 of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profit.

JOHNSON OUTDOORS INC.
Net Sales

Net sales on a consolidated basis for the three months ended April 3, 2009 were $106.6 million, a decrease of $15.2 million compared to $121.8 million for the three months ended March 28, 2008. Unfavorable currency translation had a negative $4.5 million impact on consolidated net sales.

Net sales for the three months ended April 3, 2009 for the Marine Electronics business were $58.7 million down $2.8 million or 4.6% from $61.5 million in the prior year quarter. This decrease was largely due to general economic conditions and weakness in the domestic and international boat markets, which reduced demand for trolling motors and downriggers, and unfavorable volume comparisons due to initial stocking of new products in the prior year. This weakness was partially offset by higher sales of Humminbird fishfinder / GPS combo units in the current quarterly period.

Net sales for the Watercraft business were $21.7 million, a decrease of $2.0 million or 8.7%, compared to $23.7 million in the prior year quarter, which was primarily due to scaling back of distribution to non-core channels and weak international markets.  Unfavorable currency translation had a 4.3% negative impact on net sales in the current quarter.

Net sales for the Outdoor Equipment business were $8.5 million for the current quarter, a decrease of $4.7 million or 36.0% from the prior year quarter sales of $13.2 million due primarily to pacing of military tent sales and slower than normal commercial tent sales in the current quarter.

Net sales for the Diving business were $17.8 million this quarter versus $23.5 million in the prior year quarter, a decrease of  $5.7 million or 24.1%.  The decrease was due largely to slowing economies in key international markets and unfavorable currency translation which had a 8.3% negative impact on net sales in the current quarter.

Net sales on a consolidated basis for the six months ended April 3, 2009 were $176.4 million, a decrease of $21.4 million, or 10.8%, compared to $197.8 million for the six months ended March 28, 2008.

Net sales for the Marine Electronics business for the six months ended April 3, 2009 were $90.7 million, a decrease of 4.3% from prior year sales of $94.8 million.  This decrease was primarily due to general economic conditions and weakness in the domesticand international boat markets.  Unfavorable currency translation had a 2% negative impact on net sales in the current year period.

Net sales for the Watercraft business declined by 12% during the six months ended April 3, 2009 to $32.7 million from $37.2 million during the six months ended March 28, 2008.  This decrease was primarily due to scaling back of distribution to non-core channels and weak international markets.  Unfavorable currency translation had a 4.6% negative impact on net sales in the current year period.

Net sales for the Outdoor Equipment business were $19.7 million for the six months ended April 3, 2008 which represented a 7.1% decline from the same period last year due largely to slower than normal commercial tent sales and expected lower government sales.

Net sales for the Diving business declined by 25.8% to $33.4 million for the six months ended April 3, 2008 compared to $45.0 million in the same period last year primarily due to slowing economies in key international markets.  Unfavorable currency translation had a 6.7% negative impact on revenues.

Gross Profit Margin

Gross profit as a percentage of net sales was 37.5% on a consolidated basis for the quarter ended April 3, 2009 compared to 38.4% in the prior year quarter. The decline in gross profit margin was primarily due to lower production volume, close out sales and unfavorable product mix at Watercraft and lower margins in Diving due to currency impacts on purchased product, lower production volumes, and close out sales.  These declines in the gross profit margin were partially offset by higher gross profit margins in the Marine Electronics business and the Outdoor Equipment business.

Gross profit as a percentage of net sales was 36.9% on a consolidated basis for the six month period ended April 3, 2009 compared to 38.5% in the prior year period.

JOHNSON OUTDOORS INC.

Operating Expenses

Operating expenses were $34.2 million for the quarter ended April 3, 2009, a decrease of $9.0 million over the prior year quarter amount of $43.2 million.  Primary factors driving the reduced level of operating expenses were headcount reductions, curtailed spending in administrative costs, a temporary 10% wage reduction in the U.S., no incentive compensation expenses in the current year quarter versus an expense of $1.8 million in the prior year quarter, and favorable foreign currency exchange translation of $1.6 million in the current year quarter.  Operating expenses were $64.5 for the six months ended April 3, 2009, a decrease of $12.5 million over the prior year period amount of $77.0 million.

Operating Profit/Loss

Operating profit on a consolidated basis for the three months ended April 3, 2009 was $5.8 million compared to $3.6 million in the prior year quarter, an increase of 58.9%.  The increase in the Company’s operating profit in the current period over the prior year period was due to the factors impacting gross profit and operating expenses discussed above.

Operating profit on a consolidated basis for the six months ended April 3, 2009 was $0.6 million compared to an operating loss of $0.9 million in the prior year period due to the factors impacting gross profit and operating expenses discussed above.

Other Income and Expense

Interest expense totaled $3.1 million for the three months ended April 3, 2009, compared to $1.5 million in the corresponding period of the prior year, which was due to higher interest rates on the Company’s outstanding debt, $0.5 of amortization of the fair value of the effective portion of the Company’s interest rate swap and an expense of $0.7 million to mark the Company’s interest rate swaps to market. Interest expense for the six months ended April 3, 2009 was $4.7 million, compared to $2.6 million in the corresponding period of the prior year.  See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further discussion.

Interest income was less than $0.1 million and $0.1 million, respectively, for the three and six months ended April 3, 2009 compared to $0.2 million and $0.5 million, respectively, for the three and six months ended March 28, 2008.

Other expense included a net $0.5 million foreign currency exchange gain for the three month period ended April 3, 2009.  Included in this amount are mark to market gains of $0.3 million on foreign currency denominated liabilities offset by losses of $0.3 million on foreign currency forward contracts.  The foreign currency forward contracts were held as economic hedges in order to minimize currency risk of the related foreign currency denominated liabilities.   Foreign currency exchange losses were $1.4 million for the three month period ended March 28, 2008.  For the six months ended April 3, 2009, net foreign currency exchange losses were $0.6 million compared to losses of $1.7 million for the six months ended March 28, 2008.  See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further discussion.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and six month periods ended April 3, 2009 was 22.2% and 4.1%, compared to 26.4% and 34.9% in the corresponding periods of the prior year.  Significant items contributing to changes in the effective rate versus the prior year quarter and six month period primarily relate to the impact of the Company recording a valuation allowance charge of $1,185 against the net deferred tax assets in the jurisdictions of the United States, Japan, Spain, and the United Kingdom in the current year period. Additionally, key changes in the valuation allowance during the six months ended April 3, 2009 resulted from the reversal of the valuation allowance for the Company’s Germany operations which resulted in $1,800 benefit and establishing a valuation allowance for the Company’s Japan operations which resulted in $1,200 of additional tax expense.

JOHNSON OUTDOORS INC.

Discontinued Operations

On December 17, 2007, the Company committed to a plan to divest the Company’s Escape business.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations of the Escape business were reported as discontinued operations in the consolidated financial statements for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006.  The Company recorded after tax losses related to the discontinued Escape business of $0.3 million and $1.4 million during the three and six month periods ended March 28, 2008, respectively, and a slight gain, less than $0.1 million, in the six month period ended April 3, 2009.

Net Income/Loss

Net income for the three months ended April 3, 2009 was $2.5 million, or $0.27 per diluted common class A and B share, compared to net income of $0.5 million, or $0.05 per diluted common class A and B share, for the corresponding period of the prior year due to the factors discussed above.

Net loss for the six months ended April 3, 2009 was $4.4 million, or $0.49 per diluted common class A and B share, compared to a net loss of $4.2 million or $0.46 per diluted common class A and B share, for the corresponding period of the prior year due to the factors discussed above.

JOHNSON OUTDOORS INC.

Liquidity and Financial Condition

Historically, as of the end of the Company’s second fiscal quarter each year, the Company is heavily invested in operating assets to support its selling season, which is strongest in the second and third quarters of the Company’s fiscal year.  Accounts receivable net of allowance for doubtful accounts were $100.5 million as of April 3, 2009, a decrease of $19.7 million compared to $120.2 million as of March 28, 2008. The decrease year over year was due to lower sales and the effect of foreign currency translation of $5.3 million.

Inventories were $75.4 million as of April 3, 2009, a decrease of $39.7 million compared to $115.1 million as of March 28, 2008. The decrease year over year was due to the effect of foreign currency translation of $6.1 million and a concerted effort by the Company to reduce working capital levels through strict controls and improved processes.

Accounts payable were $34.4 million compared to $33.6 million as of March 28, 2008. The increase year over year was due to the effect of extended vendor payment cycles in fiscal 2009.

The Company's debt-to-total capitalization ratio has increased to 37% as of April 3, 2009 from 36% as of March 28, 2008. The Company’s debt balance was $65.3 million as of April 3, 2009 compared to $115.0 million as of March 28, 2008.  Shareholders’ equity decreased $94.3 million year over year, due to the effect of net losses driven largely by asset impairments and deferred tax asset valuation allowances, the change in currency translation adjustments, pension adjustments and changes in the interest rate swap value.

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Six Months Ended
	April 3 2009	March 28 2008
Cash provided by (used for):
Operating activities	$(24.9)	$(77.4)
Investing activities	(5.7)	(10.9)
Financing activities	2.9	71.6
Effect of exchange rate changes	(0.2)	5.1
Decrease in cash and cash equivalents	$(27.9)	$(11.6)

Operating Activities

Cash flows used for operations totaled $24.9 million for the six months ended April 3, 2009 compared with $77.4 million used for operations during the corresponding period of the prior fiscal year.

Accounts receivable increased $48.6 million for the six months ended April 3, 2009, down from a $57.3 million increase in the prior fiscal year period. Inventories decreased by $9.7 million for the six months ended April 3, 2009 compared to an increase of $18.6 million in the prior year period. The year to date change in inventory year over year was due to concerted efforts to enhance controls and processes to bring down working capital levels and the effect of reduced production activity in the current year period. Accounts payable and accrued liabilities increased $12.9 million for the six months ended April 3, 2009 versus an increase of $1.9 million for the corresponding period of the prior year period. The year to date change in accounts payable year over year reflects extended vendor payment cycles in the current year.

JOHNSON OUTDOORS INC.

Including the amortization of deferred financing costs, depreciation and amortization charges were $5.2 million for the six month period ended April 3, 2009 compared to $4.9 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $5.7 million for the six months ended April 3, 2009 and $10.9 million for the corresponding period of the prior year. Capital expenditures totaled $3.0 million for the six months ended April 3, 2009 compared to $5.3 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. Any expenditures in fiscal 2009 are expected to be funded by working capital or existing credit facilities.

On February 6, 2009, the Company acquired 100% of the common stock of Navicontrol S.r.l. (“Navicontrol”), a marine autopilot manufacturing company for $0.9 million.  The acquisition was funded with existing cash.

On November 16, 2007, the Company acquired 100% of the outstanding common stock of Geonav S.r.l. (Geonav), a marine electronics company located in Viareggio, Italy, for approximately $5.7 million (cash of $5.3 million and transaction costs of $0.4 million). The acquisition was funded with existing cash and borrowings under our credit facilities.

Cash used for investing activities included $1.8 million in payments under interest rate swap contracts.  See “Note 13 – Derivative Instruments and Hedging Activities” in the Company’s condensed consolidated financial statements for an explanation of these contracts.

Financing Activities

Cash flows provided by financing activities totaled $2.9 million for the six months ended April 3, 2009 compared to $71.6 million for the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $0 million and $10.8 million during the six month periods ended April 3, 2009 and March 28, 2008, respectively.

The Company had no outstanding borrowings on revolving credit facilities as of April 3, 2009 versus $45.0 million as of March 28, 2008.  Short term borrowings outstanding at April 3, 2009 consisted of notes payable at foreign subsidiaries.

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

JOHNSON OUTDOORS INC.

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

On December 31, 2008, the Company entered into an amended and restated term loan agreement and an amended and restated revolving credit facility agreement with the lending group, effective January 2, 2009.  Changes to the term loan included shortening the maturity date to October 7, 2010, adjusting financial covenants and adjusting interest rates.  The revised term loan bears interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50%.  The amended and restated revolving credit facility reduced the Company’s borrowing availability from $75.0 million to $35.0 million, with an additional reduction of $5.0 million on January 31, 2009.  The maturity date of the revolving credit facility remains unchanged at October 7, 2010. The amended and restated debt agreements provide for collateral of fixed assets and intellectual properties in the United States, in addition to certain inventories and accounts receivable already pledged under the Omnibus Amendment.  The revolving credit facility is limited to a borrowing base calculated at 70% of accounts receivable and 55% of inventory for the months of October through January, and 50% of accounts receivable and 50% of inventory for the other months of the year, which are further reduced by other outstanding borrowings.

On October 29, 2007 the Company entered into a forward starting interest rate swap (“Swap A”) with a notional amount of $60.0 million receiving a floating three month LIBOR interest rate while paying at a fixed interest rate of 4.685% over the period beginning on December 14, 2007 and ending on December 14, 2012. Interest is payable quarterly, starting on March 14, 2008.  Swap A was designated as a cash flow hedge and as of October 3, 2008, was expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.   The intent of Swap A was to lock the interest rate on $60.0 million of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin. The market value of Swap A will rise and fall as market expectations of future floating rate LIBOR interest rates over the five year life of Swap A change in relation to the fixed rate of 4.685%.

As a result of the amendment of the Company’s debt agreements which became effective as of January 3, 2009, the Company prepared an analysis of Swap A in respect of the new terms as of that date and concluded that Swap A was no longer highly effective as a hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate due to the inclusion of the LIBOR floor provision in the amended terms of the debt agreement.  The effective portion of Swap A prior to the modification (i.e. the fair value of Swap A immediately before it became ineffective as a cash flow hedge) will remain in accumulated other comprehensive income (loss) and will be amortized as interest expense over the period of the originally designated hedged transactions.  For the three and six month periods ended April 3, 2009, amortization of the effective portion of Swap A was $0.5 million.  Future changes in the fair value of Swap A will be immediately recognized in the income statement as interest expense.

On January 8, 2009, the Company entered into an agreement to modify the terms of Swap A by shortening its maturity date from December 14, 2012 to December 14, 2011.  The Company paid JPMorgan Chase (“the Counterparty”) $1.2 million, which was the agreed upon fair value of the net payments that would no longer be required under Swap A as a result of the shortened term.

JOHNSON OUTDOORS INC.
In addition, on January 8, 2009, the Company entered into two new interest rate swaps in order to eliminate the potential for further losses or gains on Swap A which are described below:

●	a receive fixed / pay floating interest rate swap with a term commencing on September 14, 2010 and ending on December 14, 2011 (“Swap B”). Under the terms of Swap B, the Company will receive fixed rate interest at 2.170% and will pay floating rate interest at a rate equal to three month LIBOR. The notional amount of Swap B is $60.0 million. Swap B includes an automatic termination feature, which will cause Swap B to terminate on May 11, 2009 and at the same time, will shorten the maturity date of Swap A from December 14, 2011 to September 14, 2010, unless Swap B is modified prior to termination. The effect of Swap B is to lock in the net undiscounted cash flows required to be paid by the Company under Swap A for the five quarterly swap periods ending on December 14, 2011. If Swap B were to terminate on May 11, 2009, it would require an immediate payment of approximately $2.2 million including related fees to the Counterparty.

●	a receive fixed / pay floating interest rate swap with a term commencing on December 15, 2008 and ending on September 14, 2010 (“Swap C”). Under the terms of Swap C, the Company will receive fixed rate interest at 1.310% and will pay floating rate interest at a rate equal to three month LIBOR. The notional amount of Swap C is $60.0 million. Swap C includes an automatic termination feature which will cause Swap C to terminate on September 14, 2009 and at the same time, will shorten the maturity date of Swap A from September 14, 2010 to September 14, 2009, unless Swap C is modified prior to termination. The effect of Swap C is to lock in the net undiscounted cash flows required to be paid by the Company under Swap A for the seven quarterly swap periods ending on September 14, 2010 at approximately $4.0 million including related fees. If Swap C were to terminate on September 14, 2009, it would require an immediate payment of approximately $2.4 million, including related fees, to the Counterparty.

The interest rate swaps have been recorded as liabilities at their fair values totaling $4.9 million at April 3, 2009.  A loss of $5.4 million related to the period of time when Swap A was an effective cash flow hedge remains a component of accumulated other comprehensive income, in accordance with SFAS No. 133.  For the three and six month periods ended April 3, 2009, changes in the fair value of the interest rate swaps recognized in the statement of operations was $0.7 million.  See “Note 13 - Derivative Instruments and Hedging Activities” in the Company’s condensed consolidated financial statements for further information.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at April 3, 2009.

JOHNSON OUTDOORS INC.
	Payment Due by Period
(millions)	Total	Remainder 2009	2010/11	2012/13	2014 & After
Long-term debt	$60.0	$-	$60.0	$-	$-
Short-term debt	4.6	4.6	-	-	-
Operating lease obligations	24.3	3.2	8.6	5.1	7.4
Capital lease obligations	0.7	0.1	0.3	0.3	-
Open purchase orders	45.7	45.7	-	-	-
Contractually obligated interest payments	9.9	3.5	6.4	-	-
Total contractual obligations	$145.2	$57.1	$75.3	$5.4	$7.4

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of April 3, 2009. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the amount of borrowings and the interest rates on that facility. Estimated future interest payments on the $60.0 million floating rate LIBOR term debt were calculated under the terms of the amended and restated debt agreement.  As LIBOR is presently below 3.50%, the estimated future interest payments were calculated using the 3.50% rate plus the applicable margin of 5.00%.  Actual LIBOR market rates may differ significantly from this estimate.

The Company also utilizes letters of credit primarily for worker’s compensation liabilities. Letters of credit outstanding at April 3, 2009 totaled $2.2 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 24% of the Company’s revenues for the three months ended April 3, 2009 were denominated in currencies other than the U.S. dollar. Approximately 14% were denominated in Euros, with the remaining 10% denominated in various other foreign currencies.

The Company mitigates, when appropriate, a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options.  These can be used to hedge the effect of changes in foreign currency exchange rates on financial instruments and known commitments for purchases of inventory and other assets denominated in foreign currencies.  As of April 3, 2009, the Company had foreign currency forward contracts in place to hedge the effect of changes in foreign currency exchange rates on foreign currency denominated short term notes payable.  There were no such transactions entered into during fiscal 2008.  See “Note 13 - Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further information.

JOHNSON OUTDOORS INC.

Interest Rates

The Company uses interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates.  See “Financing Activities” above and “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for a further discussion of the nature and use of these instruments.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures included costs associated with resin, metals, and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value and earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the term note outstanding at April 3, 2009:

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$-	$0.6

The Company had $60.0 million outstanding in the amended LIBOR based term loan, maturing on October 7, 2010, with interest payable quarterly. The amended term loan bears interest at LIBOR rate plus 5.00% with a LIBOR floor of 3.50%.  See “Note 17 – Long Term Debt Issuance” to the Company’s condensed consolidated financial statements for additional information on the Company’s borrowings.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2008 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended April 3, 2009.

New Accounting Pronouncements

Effective October 4, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS No. 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. See “Note 19 – Fair Value Measurements” to the Company’s condensed consolidated financial statements for additional disclosures.  The Company does not expect application of SFAS No. 157 with respect to its non-financial assets and non-financial liabilities to have a material impact on its consolidated financial statements.

JOHNSON OUTDOORS INC.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the information provided in financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and describes how to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2010 fiscal year.

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

Effective October 4, 2008, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for additional disclosures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

JOHNSON OUTDOORS INC.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of the shareholders held on February 26, 2009 (the “Annual Meeting”), the shareholders voted to elect the following individuals as directors for terms that expire at the next annual meeting:

	Votes Cast	Votes	Total
	For	Withheld	Votes Cast
Class A Directors:
Terry E. London	7,390,136	447,129	7,837,265
John M. Fahey, Jr.	7,390,136	447,129	7,837,265
Class B Directors:
Helen P. Johnson-Leipold	1,203,536	-	1,203,536
Thomas F. Pyle, Jr.	1,203,536	-	1,203,536
W. Lee McCollum	1,203,536	-	1,203,536
Edward F. Lang	1,203,536	-	1,203,536

At the Annual Meeting, the shareholders voted on one management proposal as set forth below:

	Votes Cast	Votes Cast	Abstentions		Total
	For (1)	Against (1)	and Broker		Votes Cast
			Non-votes	(1)
Proposal to ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, as auditors of the Company for its fiscal year ending October 2, 2009	19,741,113	2,832	128,680		19,872,625
(1)Votes cast for or against and abstentions with respect to this proposal reflect that holders of Class B shares are entitled to 10 votes per share for matters other than the election of directors.

Item 6. Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 11, 2009
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
_______________________
(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.