Form 10-Q
period 2009-07-03
JOHNSON OUTDOORS INC
filed 2009-08-07
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

As of July 23, 2009, 8,066,965 shares of Class A and 1,216,464 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I  FINANCIAL INFORMATION
Item 1.     Financial Statements
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	July 3	June 27	July 3	June 27
(thousands, except per share data)	2009	2008	2009	2008
Net sales	$114,850	$141,243	$291,236	$339,023
Cost of sales	68,755	85,492	180,067	207,177
Gross profit	46,095	55,751	111,169	131,846
Operating expenses:
Marketing and selling	23,295	30,293	65,337	78,313
Administrative management, finance and information systems	9,491	7,824	26,512	30,569
Research and development	2,723	3,065	8,165	9,329
Total operating expenses	35,509	41,182	100,014	118,211
Operating profit	10,586	14,569	11,155	13,635
Interest income	(18)	(118)	(163)	(603)
Interest expense	2,647	1,651	7,366	4,206
Other (income) expense, net	(421)	(304)	243	1,056
Income before income taxes	8,378	13,340	3,709	8,976
Income tax expense (benefit)	(612)	5,453	(805)	3,931
Income from continuing operations	8,990	7,887	4,514	5,045
Income (loss) from discontinued operations, net income tax benefit of $0, $61, $0, and $875 respectively	-	(104)	41	(1,490)
Net income	$8,990	$7,783	$4,555	$3,555
Weighted average common shares - Basic:
Class A	7,961	7,876	7,944	7,862
Class B	1,216	1,217	1,216	1,217
Dilutive stock options and restricted stock	8	150	8	176
Weighted average common shares - Dilutive	9,185	9,243	9,168	9,255
Income from continuing operations per common share - Basic:
Class A	$0.99	$0.88	$0.50	$0.56
Class B	$0.89	$0.79	$0.45	$0.50
Loss from discontinued operations per common share - Basic:
Class A	$-	$(0.01)	$-	$(0.16)
Class B	$-	$(0.01)	$-	$(0.15)
Income per common share - Basic:
Class A	$0.99	$0.87	$0.50	$0.40
Class B	$0.89	$0.78	$0.45	$0.35
Income from continuing operations per common Class A and B share - Diluted	$0.98	$0.85	$0.49	$0.55
Loss from discontinued operations per common Class A and B share - Diluted	$-	$(0.01)	$-	$(0.17)
Income per common Class A and B share - Diluted	$0.98	$0.84	$0.49	$0.38
Dividends per share:
Class A common stock	$-	$0.055	$-	$0.165
Class B common stock	$-	$0.050	$-	$0.150

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3 2009	October 3 2008	June 27 2008
(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,945	$41,791	$22,292
Accounts receivable, less allowance for doubtful accounts of $3,146, $2,577, and $2,447 respectively	82,449	52,710	103,780
Inventories, net	62,157	85,999	96,964
Deferred income taxes	3,804	2,963	11,835
Other current assets	4,626	6,204	8,756
Assets held for sale	-	47	131
Total current assets	186,981	189,714	243,758
Property, plant and equipment, net	37,870	39,077	38,438
Deferred income taxes	1,693	594	13,941
Goodwill	16,013	14,085	57,547
Other intangible assets, net	6,210	6,442	6,531
Other assets	5,272	5,157	7,284
Total assets	$254,039	$255,069	$367,499
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$3	$10,001
Accounts payable	19,961	24,674	28,755
Accrued liabilities:
Salaries, wages and benefits	8,563	8,671	10,691
Accrued discounts and returns	6,343	5,776	7,596
Accrued interest payable	384	234	258
Income taxes payable	1,661	1,318	3,432
Other	14,796	14,637	18,971
Liabilities held for sale	-	76	62
Total current liabilities	51,708	55,389	79,766
Long-term debt, less current maturities	60,801	60,000	60,003
Deferred income taxes	962	1,111	-
Retirement benefits	6,347	6,774	-
Other liabilities	6,173	9,511	13,704
Total liabilities	125,991	132,785	153,473
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued:
July 3, 2009, 8,066,965 October 3, 2008, 8,006,569 June 27, 2008, 8,005,255	404	400	400
Class B shares issued:
July 3, 2009, 1,216,464 October 3, 2008, 1,216,464 June 27, 2008, 1,217,309	61	61	61
Capital in excess of par value	58,268	57,873	57,901
Retained earnings	57,726	53,171	128,177
Accumulated other comprehensive income	11,632	10,779	27,566
Treasury stock at cost, shares of Class A common stock: 8,071, 0, and 4,881 respectively	(43)	-	(79)
Total shareholders' equity	128,048	122,284	214,026
Total liabilities and shareholders' equity	$254,039	$255,069	$367,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	July 3 2009	June 27 2008

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income	$4,555	$3,555
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	7,216	6,930
Amortization of intangible assets	291	331
Amortization of deferred financing costs	519	110
Stock based compensation	354	583
Deferred income taxes	(1,948)	(1,587)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable, net	(29,293)	(40,785)
Inventories, net	24,210	(902)
Accounts payable and accrued liabilities	(2,506)	(1,128)
Other current assets	1,625	855
Other non-current assets	(134)	-
Other long-term liabilities	(838)	-
Other, net	3,275	(479)
	7,326	(32,517)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business, net of cash acquired	(913)	(5,788)
Additions to property, plant and equipment	(5,233)	(8,356)
Payments on interest rate swaps	(6,662)	-
	(12,808)	(14,144)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable	-	(22,001)
Net borrowings from long-term debt	-	60,000
Principal payments on senior notes and other long-term debt	(3)	(10,800)
Deferred financing costs paid to lenders	(1,360)	-
Excess tax benefits from stock based compensation	-	15
Dividends paid	(501)	(1,499)
Common stock transactions	43	471
	(1,821)	26,186
Effect of foreign currency fluctuations on cash	(543)	3,535
Decrease in cash and cash equivalents	(7,846)	(16,940)
CASH AND CASH EQUIVALENTS
Beginning of period	41,791	39,232
End of period	$33,945	$22,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1          Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of July 3, 2009 and June 27, 2008 and the results of operations and cash flows for the three and nine months ended July 3, 2009 and June 27, 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2008 which was filed with the Securities and Exchange Commission on January 2, 2009.

Because of seasonal and other factors, the results of operations for the nine months ended July 3, 2009 are not necessarily indicative of the results to be expected for the Company's full 2009 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and began to explore strategic alternatives for its Escape brand products.  In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the Escape business have been reported as discontinued operations in the condensed consolidated statements of operations for the three month period ended June 27, 2008 and the nine month periods ended July 3, 2009 and June 27, 2008, and in the condensed consolidated balance sheets as of October 3, 2008 and June 27, 2008.

As of January 2, 2009, the Company had completed the disposal of the Escape business.  As such, there was no activity related to the discontinued Escape business during the three months ended July 3, 2009.  The Company recorded pre-tax and after-tax income related to the discontinued Escape business of $41 during the nine month period ended July 3, 2009, which was the result of disposing of the remaining Escape business lines in the first quarter of fiscal 2009.  The Company recorded after-tax losses related to the discontinued Escape business of $104 and $1,490 during the three and nine month periods ended June 27, 2008, respectively. Revenues of the Escape business were $22 and $194 during the three month and nine month periods ended June 27, 2008, respectively.  There were no revenues of the Escape business for the three and nine month periods ended July 3, 2009.

3         Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $82,449 as of July 3, 2009 from $52,710 as of October 3, 2008 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

Basic EPS

Under the provisions of SFAS No. 128 and EITF 03-06, basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding less any non-vested restricted stock.  In periods with cumulative year to date net income and undistributed income, the undistributed income for each period is allocated to each class of common stock based on the proportionate share of the amount of cash dividends that the holders of each such class are entitled to receive.  In periods where there is a cumulative year to date net loss or no undistributed income because distributions through dividends exceed net income, Class B shares are treated as anti-dilutive and losses are allocated equally on a per share basis among the Class A and Class B shares.

For the three and nine month periods ended July 3, 2009 and June 27, 2008, basic income per share for Class A and Class B shares has been presented using the two class method in accordance with EITF 03-06.

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

For the three and nine month periods ended July 3, 2009 and June 27, 2008, diluted net income per share reflects the effect of dilutive stock options and non-vested restricted stock using the treasury method and assumes the conversion of Class B Common Stock into Class A Common Stock.

5         Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options. Shares of the Company’s Class A Common Stock available for grant to key executives and non-employee directors were 432,491 at July 3, 2009.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

JOHNSON OUTDOORS INC.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three and nine month periods ended July 3, 2009.

A summary of stock option activity for the nine months ended July 3, 2009 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 3, 2008	271,043	$8.36	2.1	$1,217
Granted	-	-		-
Exercised	(500)	7.42		1
Cancelled	(90,255)	8.62		-
Outstanding and exercisable at July 3, 2009	180,288	$8.23	2.0	$28

Restricted Stock

All shares of restricted stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.  There were no grants of restricted stock during either of the three month periods ended July 3, 2009 and June 27, 2008.  Grants of restricted stock were 76,789 and 35,972 with a total value of $450 and $782 for the nine month periods ended July 3, 2009 and June 27, 2008, respectively.  Amortization expense related to restricted stock was $75 and $152 during the three months ended July 3, 2009 and June 27, 2008, respectively, and $354 and $583 during the nine months ended July 3, 2009 and June 27, 2008, respectively. Unvested restricted stock issued and outstanding as of July 3, 2009 totaled 105,827 shares, having a gross unamortized value of $964, which will be amortized to expense through November 2013 or adjusted for changes in future estimated or actual forfeitures.  Restricted stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of restricted shares by tendering a portion of the vested shares back to the Company.  No shares were tendered back to the Company during the three month period ended July 3, 2009. Shares tendered back to the Company totaled 8,071 for the nine month period ended July 3, 2009.  The value of restricted stock forfeitures was $0 and $125 for the three and nine month periods ended July 3, 2009, respectively. There were no forfeitures during the three and nine month periods ended June 27, 2008.

A summary of unvested restricted stock activity for the nine months ended July 3, 2009 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Unvested restricted stock at October 3, 2008	109,277	$18.72
Restricted stock grants	76,789	5.86
Restricted stock cancelled	(8,822)	14.14
Restricted stock vested	(71,417)	12.32
Unvested restricted stock at July 3, 2009	105,827	14.08

JOHNSON OUTDOORS INC.

Employees’ Stock Purchase Plan
The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company recognized no expense under the stock purchase plan during the three and nine month periods ended July 3, 2009 and $0 and $30 during the three and nine month periods ended June 27, 2008.  Shares available for purchase by employees under this plan were 55,764 at July 3, 2009.

6         Pension Plans

The components of net periodic benefit cost related to Company sponsored benefit plans for the three and nine months ended July 3, 2009 and June 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	July 3 2009	June 27 2008	July 3 2009	June 27 2008
Components of net periodic benefit cost:
Service cost	$138	$197	$479	$512
Interest on projected benefit obligation	298	303	835	805
Less estimated return on plan assets	252	270	740	732
Amortization of unrecognized:
Net income	2	(3)	31	44
Prior Service Cost	(2)	(1)	-	3
Net amount recognized	$184	$226	$605	$632

7         Income Taxes

For the nine months ended July 3, 2009 and June 27, 2008, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was (21.7)% and 43.8%, respectively.  For the three months ended July 3, 2009 and June 27, 2008, the Company’s effective income tax rate attributable to three month earnings from continuing operations before income taxes was (7.3)% and 40.9% respectively.   The decrease in the effective tax rate in the current period was largely a result of the Company recording a valuation allowance benefit of $2,160 resulting in no tax expense on the three month earnings in the jurisdictions of the United States, Japan, Spain, and the United Kingdom.  In addition, the Company became eligible for a State income tax credit and recorded a benefit of $1,377 with corresponding deferred tax asset.  For the year to date period, key changes in the valuation allowance during the first quarter of fiscal 2009 included the reversal of the valuation allowance for the Company’s Germany operations which resulted in $1,800 benefit and establishing a valuation allowance for the Company’s Japan operations which resulted in $1,200 of additional tax expense.

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

JOHNSON OUTDOORS INC.

There have been no material changes in unrecognized tax benefits as a result of tax positions taken by the Company in the three and nine months ended July 3, 2009.  The Company estimates that the unrecognized tax benefits will not change significantly within fiscal 2009.  In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months and nine months ended July 3, 2009, $20 and $60 of interest was recorded as a component of income tax expense in the condensed consolidated statement of operations, respectively. At July 3, 2009, $152 of accrued interest and penalties are included in the condensed consolidated balance sheet.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective in the quarter ending December 28, 2007 with no impact on its consolidated financial statements.

The Company’s U.S. Federal income tax jurisdiction examination was completed in the current period which resulted in a $102 benefit recorded from recovered deductions increasing the U.S. net operating loss carry forward deferred tax asset and was fully offset by a $102 valuation allowance charge.  The Company is not undergoing any tax examinations in any of its major foreign jurisdictions.  As of July 3, 2009, the tax years subject to review in United States, Switzerland, Italy, Germany, France, Canada, and Japan were the years after 2006, 1998, 2004, 2005, 2006, 2004, and 2007, respectively.

8         Inventories

Inventories at the end of the respective periods consist of the following:

	July 3 2009	October 3 2008	June 27 2008
Raw materials	$21,239	$30,581	$32,014
Work in process	2,483	2,834	3,938
Finished goods	45,163	59,897	66,078
	68,885	93,312	102,030
Less inventory reserves	6,728	7,313	5,066
	$62,157	$85,999	$96,964

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to elect to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. Entities electing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 became effective for the Company on October 4, 2008.  The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and, therefore, SFAS No. 159 did not have an impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the financial information provided in consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2010 fiscal year. The Company does not anticipate that SFAS No. 160 will have a material impact on its consolidated financial statements.

Effective October 4, 2008, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. See “Note 13 – Derivative Instruments and Hedging Activities” for additional disclosures.

Effective July 3, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”), which requires additional disclosures regarding a company’s subsequent events occurring after the balance sheet date.  The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition.  See “Note 20 – Subsequent Events” for additional disclosures.

Effective July 3, 2009, the Company adopted SFAS No. 107-1 Interim Disclosures about Fair Value of Financial Instruments.  The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition.

10      Acquisitions

Navicontrol S.r.l.

On February 6, 2009, the Company acquired 100% of the common stock of Navicontrol S.r.l. (“Navicontrol”), a marine autopilot manufacturing company, for approximately $913.  The acquisition was funded with existing cash. Navicontrol is a highly-regarded European brand of marine autopilot systems for large boats and is based in Viareggio, Italy. The Company believes that the purchase of Navicontrol will allow the Company to accelerate its product line expansion in Europe. Navicontrol is included in the Company’s Marine Electronics segment.

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

JOHNSON OUTDOORS INC.

11       Goodwill

The changes in goodwill assets during the nine months ended July 3, 2009 and June 27, 2008, respectively, are as follows:

	July 3 2009	June 27 2008
Balance at beginning of period	$14,085	$51,454
Amount attributable to Navicontrol acquisition	860	-
Amount attributable to Geonav acquisition	-	2,329
Amount attributable to Seemann purchase price allocation	-	158
Amount attributable to movements in foreign currencies	1,068	3,606
Balance at end of period	$16,013	$57,547

During the fourth quarter of the year ended October 3, 2008, the Company recorded an impairment of goodwill of $39,603.

12      Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the nine months ended July 3, 2009 and June 27, 2008.

	July 3 2009	June 27 2008
Balance at beginning of period	$4,361	$4,290
Expense accruals for warranties issued during the period	2,944	3,240
Less current period warranty claims paid	(2,703)	(2,331)
Balance at end of period	$4,602	$5,199

JOHNSON OUTDOORS INC.

13       Derivative Instruments and Hedging Activities

During the three and nine month periods ended July 3, 2009, the Company utilized derivative instruments in the form of interest rate swap contracts and foreign currency forward contracts.  The following disclosures describe the Company’s objectives in using derivative instruments, the business purpose or context for using derivative instruments, and how the Company believes the use of derivative instruments helps achieve the stated objectives.  In addition, the following disclosures describe the effects of the Company’s use of derivative instruments and hedging activities on its financial statements.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital increases in advance of the selling and cash generation season, and declines as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s objective in holding interest rate swap contracts is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt.

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

On October 29, 2007 the Company entered into an interest rate swap contract ("Swap A") to swap $60,000 of floating three-month LIBOR interest rate debt into fixed rate debt bearing interest  at 4.685% over the period beginning on December 14, 2007 and ending on December 14, 2012. Swap A was designated as a cash flow hedge and as of October 3, 2008, was expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.  The combined interest payments on the Company’s $60,000 of LIBOR based debt and the cash flows to be received or paid under the interest rate swap contract essentially locked the net quarterly cash flows at an interest rate of 4.685%, converting $60,000 of floating rate debt into fixed rate debt.

The amendment of the Company’s debt agreements on January 2, 2009 included a LIBOR floor provision that prevented the interest rate on $60,000 of floating rate debt from declining below 3.50% (See Note 17 Long Term Debt Issuance).  The LIBOR forward rate curve as of that date implied that LIBOR would remain under 3.50% for the duration of the life of Swap A.  As such, Swap A was no longer considered to be a highly effective interest rate hedge as it would not give the Company any benefit when LIBOR rates are below 3.50%.

In order to mitigate the effects of the Swap A related to its ineffectiveness as a hedge, the Company entered into an agreement on January 8, 2009 to modify the terms of Swap A by shortening the maturity date from December 14, 2012 to December 14, 2011.  The Company paid JPMorgan Chase (“the Counterparty”) $1,239, which was the agreed upon fair value of the net payments that would no longer be required under Swap A as a result of the shortened term.

In addition, on January 8, 2009, the Company entered into two new interest rate swaps in order to eliminate the potential for further losses or gains on Swap A which are described below:

JOHNSON OUTDOORS INC.

●	a receive fixed / pay floating interest rate swap with a term commencing on September 14, 2010 and ending on December 14, 2011 (“Swap B”). Under the terms of Swap B, the Company received fixed rate interest at 2.170% and paid floating rate interest at a rate equal to three-month LIBOR. The notional amount of Swap B was $60,000. The effect of Swap B was to lock in the net undiscounted cash flows required to be paid by the Company under Swap A for the five quarterly swap periods ending on December 14, 2011. On May 13, 2009 the Company elected to terminate Swap B and paid $1,852 to the Counterparty in a final cash settlement of the instrument.

●	a receive fixed / pay floating interest rate swap with a term commencing on December 15, 2008 and ending on September 14, 2010 (“Swap C”). Under the terms of Swap C, the Company received fixed rate interest at 1.310% and paid floating rate interest at a rate equal to three-month LIBOR. The notional amount of Swap C was $60,000. The effect of Swap C was to lock in the net undiscounted cash flows required to be paid by the Company under Swap A for the seven quarterly swap periods ending on September 14, 2010 at approximately $4,000 including related fees. On May 19, 2009 the Company elected to terminate Swap B and paid $3,060 to the Counterparty in a final cash settlement of the instrument.

Presently, the Company is unhedged with respect to interest rate risk on its floating rate debt.  In addition to the modification and termination payments of $6,151 previously noted, the Company also made periodic payments under its interest rate swap contracts of $512.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 25% of the Company’s revenues for the nine months ended July 3, 2009 were denominated in currencies other than the U.S. dollar. Approximately 15% were denominated in Euros, with the remaining 10% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of July 3, 2009, the Company held no foreign currency forward contracts.

Impact of Derivative Instruments and Hedging Activities on Financial Statements

The Company had no derivative instruments reported on the balance sheet as of July 3, 2009.

The Company had no derivative instruments designated as hedging instruments under SFAS No. 133 as of July 3, 2009.  The interest rate swap contracts became ineffective as hedging instruments on January 2, 2009 and were terminated and settled as noted above.

Prior to becoming ineffective, the effective portion of the interest rate swap contract (Swap A) was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity.  As a result of this cash flow hedge becoming ineffective, the amount in AOCI was frozen, and will be amortized to interest expense through December 14, 2012.

JOHNSON OUTDOORS INC.

The following discloses the location of gain or (loss) reclassified from AOCI into net income related to derivative instruments during the three and nine months ended July 3, 2009.

	Three Months Ended	Nine Months Ended
	July 3, 2009	July 3, 2009
Loss reclassified from AOCI into:	Amount Reclassified	Amount Reclassified

Interest expense	$955	$1,457

The Company expects that approximately $1,442 of the $4,480 remaining in AOCI related to Swap A will be amortized into interest expense over the next 12 months.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012.

The following discloses the location and amount of loss recognized in the Statement of Operations for derivative instruments not designated as hedging instruments under SFAS No. 133.  These losses are the result of recognizing changes in the fair values of derivatives.

		Three Months Ended	Nine Months Ended
		July 3, 2009	July 3, 2009
Derivatives not designated as Hedging Instruments under Statement 133	Location of Loss Recognized in Statement of Operations	Amount of Loss Recognized	Amount of Loss Recognized

Interest rate swap contracts	Interest expense	$(21)	$(725)
Foreign exchange forward contracts	Other income (expense)	-	$(348)

14       Comprehensive Income

Comprehensive income consists of net income and changes in shareholders’ equity from non-owner sources. For the three and nine month periods ended July 3, 2009 and June 27, 2008, the difference between net income and comprehensive income consisted primarily of cumulative foreign currency translation adjustments and the effective portion of an interest rate swap that had been designated as a cash flow hedge.  The weakening of worldwide currencies versus the U.S. dollar created the Company's translation adjustments for the three months ended June 27, 2008.  The strengthening of worldwide currencies versus the U.S. dollar created the Company's translation adjustments for the three and nine months ended July 3, 2009 and the nine months ended June 27, 2008.

The income on the cash flow hedge in the three month period ended July 3, 2009 was the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 13 – Derivative Instruments and Hedging Activities”).  The loss on the cash flow hedge in the nine month period ended July 3, 2009 was primarily due to the impact of changes in LIBOR rate futures on the value of the interest rate swap during the period it was effective as a cash flow hedge, subsequently offset by amortization of this effective portion of the cash flow hedge once it became ineffective.  The income and losses on the cash flow hedge for the three and nine month periods ended June 27, 2008 were due to the impact of changes in LIBOR rate futures on the interest rate swap while it was effective as a cash flow hedge.

JOHNSON OUTDOORS INC.

Comprehensive income for the respective periods consisted of the following:

	Three Months Ended		Nine Months Ended
	July 3	June 27	July 3	June 27
	2009	2008	2009	2008
Net income	$8,990	$7,783	$4,555	$3,555
Currency translation adjustments	4,967	(489)	1,901	11,836
Change in pension plans	673	-	673	-
Income (loss) on cash flow hedge, net of tax
of $0, $1,030, $0, and $592 respectively	955	1,544	(1,721)	(888)
Comprehensive income	$15,585	$8,838	$5,408	$14,503

15       Restructuring

Diving-  Hallwil

In March 2008, the Company announced plans to consolidate UWATEC dive computer manufacturing and distribution at its existing facility in Batam, Indonesia which, for the past nine years, was a sub-assembly site for UWATEC’s main production in Hallwil, Switzerland.  Batam operations were expanded and upgraded to accommodate needed additional capacity.  Consolidation is focused on improving operating efficiencies and reducing inventory lead times and operating costs. The total costs incurred during the three and nine month periods ended July 3, 2009 were $0 and $414, respectively, consisting of $0 and $128 of employee termination costs and $0 and $286 of other costs, respectively.  Payments of $0 and $1,239 were made during the three and nine month periods ended July 3, 2009, respectively.  The Company expects to incur no further costs with respect to this restructuring.  The total cost of this restructuring was approximately $2,865 consisting of employee termination costs and related costs of $953 and other costs of $1,912.  The other costs consist principally of project management, legal, moving and contract termination costs.  These charges were included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations.  This action impacted 35 employees, resulting in the elimination of 33 positions and the reassignment of 2 employees to other roles in the Company.

The following represents a reconciliation of the changes in restructuring reserves related to this restructuring project through July 3, 2009.

	Employee Termination Costs	Other Exit Costs	Total
Accrued liabilities as of October 3, 2008	$825	$-	$825
Activity during period ended July 3, 2009:
Charges to earnings	128	286	414
Settlement payments	(953)	(286)	(1,239)
Accrued liabilities as of July 3, 2009	$-	$-	$-

   Outdoor Equipment – Binghamton

In June 2008, the Company announced plans to restructure and downsize its Binghamton, New York operations due to continued significant declines in sales of military tents.  Payments of $0 and $98 were made during the three and nine month periods ended July 3, 2009, respectively.  Total costs of this restructuring was approximately $326, consisting entirely of employee termination costs.  The Company expects to incur no further costs with respect to this restructuring.  These charges are included in the “Administrative management, finance and information systems” line in the Company’s Condensed Consolidated Statements of Operations.  This action resulted in the elimination of 27 positions.

JOHNSON OUTDOORS INC.

The following represents a reconciliation of the changes in restructuring reserves related to this restructuring project through July 3, 2009.

Employee Termination Costs
Accrued liabilities as of October 3, 2008	$92
Activity during nine months ended July 3, 2009:
Charges to earnings	6
Settlement payments	(98)
Accrued liabilities as of July 3, 2009	$-

Watercraft – Ferndale

On June 30, 2009, the Company announced plans to consolidate operations for its U.S. paddle sports brands in Old Town, Maine, which will result in the closure of the Company’s plant in Ferndale, Washington.  This action will result in the elimination of approximately 90 positions in Ferndale.  For the three and nine months ended July 3, 2009, the Company recorded $648 of restructuring cost related to severance and $66 related to other exit costs.  The Company expects the total cost of this restructuring to be $3,853, consisting of employee termination and related costs of $1,390, contract termination costs of $400, and other costs of $2,063. These charges are included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations.

The following represents a reconciliation of the changes in restructuring reserves related to this restructuring project through July 3, 2009.

	Employee Termination Costs	Contract Termination Costs	Other Exit Costs	Total
Accrued liabilities as of October 3, 2008	$-	$-	$-	$-
Activity during nine months ended July 3, 2009:
Charges to earnings	648	-	66	714
Settlement payments	(69)	-	(66)	(135)
Accrued liabilities as of July 3, 2009	$579	$-	$-	$579

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

JOHNSON OUTDOORS INC.

17       Long Term Debt Issuance

On February 12, 2008, the Company entered into a term loan agreement, with JPMorgan Chase Bank N.A., as lender and agent, for the other lenders named therein (“the lending group”). This term loan agreement consisted of a $60,000 term loan maturing on February 12, 2013, bearing interest at a three-month LIBOR rate plus an applicable margin. The applicable margin was based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varied between 1.25% and 2.00%. On the same date, the Company entered into an amended and restated revolving credit agreement with the lending group.  This amendment updated the Company’s October 7, 2005 revolving credit facility to allow for the term loan and to amend the financial covenants in the revolving credit facility.  At October 3, 2008, the margin in effect was 2.00% for LIBOR loans.

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

On December 31, 2008, the Company entered into an amended and restated term loan agreement and an amended and restated revolving credit facility agreement with the lending group, effective January 2, 2009.  Changes to the term loan included shortening the maturity date to October 7, 2010, adjusting financial covenants and adjusting interest rates.  The revised term loan bears interest at either a LIBOR rate plus 5.00% with a LIBOR floor of 3.50% or at a Prime based rate of Prime plus 4.00%.  The amended and restated revolving credit facility reduced the Company’s borrowing availability from $75,000 to $35,000, with an additional reduction of $5,000 on January 31, 2009.  The maturity date of the revolving credit facility remains unchanged at October 7, 2010. The amended and restated debt agreements provide for collateral of fixed assets and intellectual properties in the United States, in addition to certain inventories and accounts receivable already pledged under the omnibus amendment.  The revolving credit facility is limited to a borrowing base calculated at 70% of accounts receivable and 55% of inventory for the months of October through January, and 50% of accounts receivable and 50% of inventory for the other months of the year, which are further reduced by other outstanding borrowings.

JOHNSON OUTDOORS INC.

The modification of the term loan agreement on January 2, 2009 did not qualify as a significant modification under EITF 96-19 Debtors Accounting for a Modification or Exchange of Debt Instruments.  As such, previously capitalized deferred financing costs remain capitalized and additional costs paid to the lending group of $1,280 have been capitalized.  The modification of the revolving credit facility was accounted for under EITF 98-14 Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements and resulted in a lower borrowing capacity.  Accordingly, deferred financing costs of $33 were written off during the nine month period ended July 3, 2009.

At July 3, 2009, the Company had no borrowings outstanding under the revolving credit facility.  Borrowings can be made under the revolving credit facility based on Prime lending rates or LIBOR.  The rate in effect for borrowings under the revolver was 6.75% during the three months ended July 3, 2009.

At July 3, 2009, the Company had $60,000 outstanding in the amended floating rate term loan, maturing on October 7, 2010. The amended term loan bears interest at LIBOR rate plus 5.00% with a LIBOR floor of 3.50% or at a Prime-based rate of Prime plus 4.00%.  Interest payments on this term loan are made either quarterly, in the case of LIBOR based debt, or monthly, in the case of Prime-based debt.  LIBOR-based interest resets quarterly; Prime-based interest rate resets periodically as determined by the lending group.  Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s term loan as of July 3, 2009 was approximately $60,000.

18       Capital Leases

During the nine months ended July 3, 2009, the Company purchased approximately $800 of telecommunications equipment under a capital lease arrangement.  The gross amount of assets recorded under capital leases was approximately $800 as of July 3, 2009.  The related obligation under capital leases was approximately $800 as of July 3, 2009.  Amortization of assets recorded under capital leases is included with depreciation expense.

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

The Company had no financial assets or liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of July 3, 2009.

The following table summarizes the amount of total gains or losses in the period attributable to the changes in fair value of the instruments noted below:
		Three Months Ended	Nine Months ended
		July 3, 2009	July 3, 2009
	Location of Loss Recognized in Statement of Operations	Amount of Loss Recognized	Amount of Loss Recognized

Interest rate swap contracts	Interest expense	$(21)	$(725)
Foreign exchange forward contracts	Other income (expense)	-	$(348)

The fair value of the interest rate swap and foreign exchange forward contracts reported above were measured using the market value approach.

20       Subsequent Events

The Company has evaluated subsequent events through August 7, 2009, the date which the Company’s financial statements were issued.  Subsequent events are events or transactions that occur after the balance sheet date, but before the financial statements are issued.  Subsequent events can either be one of two types:  recognized or non-recognized.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements are issued.  There were no subsequent events as of August 7, 2009.

21       Segments of Business

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and nine month periods ended July 3, 2009 and June 27, 2008.

Net sales and operating profit include both sales to customers, as reported in the Company's condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	July 3 2009	June 27 2008	July 3 2009	June 27 2008
Net sales:
Marine electronics
Unaffiliated customers	$52,479	$62,269	$143,121	$157,017
Interunit transfers	63	110	131	169
Outdoor equipment
Unaffiliated customers	12,832	17,077	32,522	38,283
Interunit transfers	13	38	35	60
Watercraft
Unaffiliated customers	25,438	34,525	58,109	71,666
Interunit transfers	64	124	112	167
Diving
Unaffiliated customers	23,902	27,113	57,138	71,571
Interunit transfers	271	133	420	697
Other/Corporate	199	259	346	486
Eliminations	(411)	(405)	(698)	(1,093)
	$114,850	$141,243	$291,236	$339,023
Operating profit:
Marine electronics	6,757	7,696	12,935	13,442
Outdoor equipment	1,929	2,412	3,259	2,784
Watercraft	1,559	3,583	(285)	1,240
Diving	2,427	2,443	1,524	3,579
Other/Corporate	(2,086)	(1,565)	(6,278)	(7,410)
	$10,586	$14,569	$11,155	$13,635
Total assets (end of period):
Marine electronics			$91,540	$121,159
Outdoor equipment			23,380	26,001
Watercraft			49,690	80,271
Diving			72,901	111,557
Other/Corporate			16,528	28,380
Assets held for sale			-	131
			$254,039	$367,499

JOHNSON OUTDOORS INC.

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and nine months ended July 3, 2009 and June 27, 2008. All monetary amounts, other than share and per share amounts, are stated in millions.

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

Highlights

The Company experienced a 18.7% decrease in net sales for the quarter ended July 3, 2009 over the same period in the prior year and a 27.3% decrease in operating profit.  The decrease in net sales from the prior year resulted primarily from weak economic conditions and declines in consumer spending.

Key changes in the quarter included:

●	Marine Electronics sales decreased 15.7% from the prior year quarter due to continued weakness in domestic and international boat markets.
●	Outdoor Equipment sales were down 24.6% from the prior year quarter due primarily to a decrease in military tent orders and commercial tent market weakness.
●	Watercraft sales were 26.3% below the prior year quarter due to lower customer reorders, unfavorable currency translation of 3.4%, and continued scaling back of distribution to non-core channels and weak international markets.
●	Diving sales were down 11.4% due to weak economies in key markets and unfavorable currency translation of 6.7%.

Gross profit margins were 40.1% for the quarter ended July 3, 2009, compared to 39.5% in the prior year quarter.  The increase in the gross profit margin was due primarily to improved operating efficiency and aggressive cost savings.

Operating expenses for the quarter ended July 3, 2009 were down $5.7 million from the prior year quarter despite the prior year quarter including a $3.2 million reversal of bonus and profit sharing expense related to the first six months of the year.  The decrease was driven primarily by headcount reductions, curtailed spending in administrative costs, and the impact of currency translation, offset by $1.4 million associated with the consolidation of Watercraft operations.

Seasonality

The Company’s business is seasonal in nature. The third quarter falls within the Company’s primary selling season. Third quarter sales are historically the highest of the year, reflecting consumer demand during the primary retail selling period for our outdoor recreational products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

JOHNSON OUTDOORS INC.

	Year Ended
	October 3, 2008		September 28, 2007		September 29, 2006
	Net	Operating	Net	Operating	Net	Operating
Quarter Ended	Sales	Profit (Loss)	Sales	Profit (Loss)	Sales	Profit (Loss)
December	18%	(12)%	17%	(11)%	19%	(1)%
March	29%	10%	28%	23%	27%	38%
June	34%	38%	35%	74%	34%	62%
September	19%	(136)%	20%	14%	20%	1%
	100%	(100)%	100%	100%	100%	100%

Results of Operations
The Company’s net sales and operating profit (loss) by segment are summarized as follows:

(millions)	Three Months Ended		Nine Months ended
	July 3	June 27	July 3	June 27
	2009	2008	2009	2008
Net sales:
Marine Electronics	$52.6	$62.4	$143.3	$157.2
Outdoor Equipment	12.9	17.1	32.6	38.3
Watercraft	25.5	34.6	58.2	71.8
Diving	24.2	27.3	57.6	72.3
Other/eliminations	(0.4)	(0.2)	(0.5)	(0.6)
Total	$114.8	$141.2	$291.2	$339.0
Operating profit (loss):
Marine Electronics	$6.7	$7.7	$12.9	$13.4
Outdoor Equipment	2.0	2.4	3.3	2.8
Watercraft	1.5	3.5	(0.3)	1.2
Diving	2.4	2.5	1.5	3.6
Other/eliminations	(2.0)	(1.5)	(6.2)	(7.4)
Total	$10.6	$14.6	$11.2	$13.6

See Note 21 of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profit.

JOHNSON OUTDOORS INC.

Net Sales

Net sales on a consolidated basis for the three months ended July 3, 2009 were $114.8 million, a decrease of $26.4 million compared to $141.2 million for the three months ended June 27, 2008. Unfavorable currency translation had a negative $4.5 million impact on consolidated net sales during the current quarter.

Net sales for the three months ended July 3, 2009 for the Marine Electronics business were $52.6 million, down $9.8 million or 15.7% from $62.4 million in the prior year quarter. This decrease was largely due to continued weakness in the domestic and international boat markets.

Net sales for the Outdoor Equipment business were $12.9 million for the current quarter, a decrease of $4.2 million or 24.6% from the prior year quarter sales of $17.1 million due primarily to a decrease in military tent orders and a weaker commercial tent market.

Net sales for the Watercraft business were $25.5 million, a decrease of $9.1 million or 26.3%, compared to $34.6 million in the prior year quarter, which was primarily due to lower customer reorders and scaling back distribution in non-core channels.  Unfavorable currency translation had a $1.2 million negative impact on net sales in the current quarter.

Net sales for the Diving business were $24.2 million this quarter versus $27.3 million in the prior year quarter, a decrease of $3.1 million or 11.4%.  The decrease was due largely to weak economies in key markets and unfavorable currency translation which had a $1.8 million negative impact on net sales in the current quarter.

Net sales on a consolidated basis for the nine months ended July 3, 2009 were $291.2 million, a decrease of $47.8 million, or 14.1%, compared to $339.0 million for the nine months ended June 27, 2008.

Net sales for the Marine Electronics business for the nine months ended July 3, 2009 were $143.3 million, a decrease of 8.8% from prior year sales of $157.2 million.  This decrease was primarily due to general economic conditions and weakness in the domestic and international boat markets.  Unfavorable currency translation had a 2% negative impact on net sales in the current year period.

Net sales for the Outdoor Equipment business were $32.6 million for the nine months ended July 3, 2009 which represented a 14.9% decline from net sales of $38.3 in the same period last year due largely to a decrease in military tent sales and a weaker commercial tent market.

Net sales for the Watercraft business declined by 18.9% during the nine months ended July 3, 2009 to $58.2 million from $71.8 million during the nine months ended June 27, 2008.  This decrease was primarily due to scaling back of distribution in non-core channels and weaker boat markets.  Unfavorable currency translation had a 4.1% negative impact on net sales in the current year period.

Net sales for the Diving business declined by 20.3% to $57.6 million for the nine months ended July 3, 2009 compared to $72.3 million in the same period last year primarily due to slowing economies in key international markets.  Unfavorable currency translation had a 6.7% negative impact on revenues.

Gross Profit Margin

Gross profit as a percentage of net sales was 40.1% on a consolidated basis for the quarter ended July 3, 2009 compared to 39.4% in the prior year quarter. The increase in gross profit margin was primarily due to improved operating efficiencies and aggressive cost savings efforts undertaken in the current year.

Gross profit as a percentage of net sales was 38.2% on a consolidated basis for the nine month period ended July 3, 2009 compared to 38.9% in the prior year period.  The decrease was primarily due to lower volumes.

JOHNSON OUTDOORS INC.

Operating Expenses

Operating expenses were $35.5 million for the quarter ended July 3, 2009, a decrease of $5.7 million over the prior year quarter amount of $41.2 million.  Primary factors driving the reduced level of operating expenses were volume, headcount reductions, curtailed spending in administrative costs, and favorable foreign currency exchange translation of $1.4 million in the current year quarter, partially offset by restructuring and related charges of $1.4 million associated with the consolidation of Watercraft operations, and the effect of the reversal in the prior year quarter of $3.2 million of bonus and profit sharing expense related to the first six months of the year.  Operating expenses were $100.0 for the nine months ended July 3, 2009, a decrease of $18.2 million over the prior year period amount of $118.2 million.

Operating Profit/Loss

Operating profit on a consolidated basis for the three months ended July 3, 2009 was $10.6 million compared to $14.6 million in the prior year quarter, a decrease of 27.4%.  The decrease in the Company’s operating profit in the current period from the prior year period was due to the factors impacting gross profit and operating expenses discussed above.

Operating profit on a consolidated basis for the nine months ended July 3, 2009 was $11.2 million compared to $13.6 million in the prior year period due to the factors impacting gross profit and operating expenses discussed above.

Other Income and Expense

Interest expense totaled $2.6 million for the three months ended July 3, 2009, compared to $1.7 million in the corresponding period of the prior year, which increase was due primarily to amortization of the Company’s interest rate swap. Interest expense for the nine months ended July 3, 2009 was $7.4 million, compared to $4.2 million in the corresponding period of the prior year.  The increase was due to amortization of the Company’s interest rate swap and the increase in interest rate on the Company’s term debt.  See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further discussion.

Interest income was less than $0.1 million and $0.2 million, respectively, for the three and nine months ended July 3, 2009 compared to $0.1 million and $0.6 million, respectively, for the three and nine months ended July 27, 2008.

Other expense included a net $0.3 million foreign currency exchange gain for the three month period ended July 3, 2009.  Foreign currency exchange gains were $0.2 million for the three month period ended June 27, 2008.  For the nine months ended July 3, 2009, net foreign currency exchange losses were $0.4 million compared to losses of $1.5 million for the nine months ended June 27, 2008.  See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further discussion.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and nine month periods ended July 3, 2009 was (7.3)% and (21.7)% respectively, compared to 40.9% and 43.8%, in the corresponding periods of the prior year.  Significant items contributing to changes in the effective rate versus the prior year quarter primarily relate to the impact of the Company recording a valuation allowance benefit of $2.2 million against the net deferred tax assets in the jurisdictions of the United States, Japan, Spain, and the United Kingdom with corresponding deferred tax asset resulting in no tax expense and a State income tax credit benefit of $1.4 million in the current year period related to the receipt of credits during the current quarter.  For the year to date period, in addition to the State income tax credit above, key changes in the valuation allowance during the first quarter of fiscal 2009 included the reversal of the valuation allowance for the Company’s Germany operations which resulted in $1.8 million benefit and establishing a valuation allowance for the Company’s Japan operations which resulted in $1.2 million of additional tax expense.

JOHNSON OUTDOORS INC.

Discontinued Operations

On December 17, 2007, the Company committed to a plan to divest the Company’s Escape business.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations of the Escape business were reported as discontinued operations in the consolidated financial statements for the fiscal years ended October 3, 2008, September 28, 2007, and September 29, 2006.  The Company recorded after tax losses related to the discontinued Escape business of $0.1 million and $1.5 million during the three and nine month periods ended June 27, 2008, respectively, and a slight gain, less than $0.1 million, in the nine month period ended July 3, 2009.

Net Income/Loss

Net income for the three months ended July 3, 2009 was $9.0 million, or $0.98 per diluted common class A and B share, compared to net income of $7.8 million, or $0.84 per diluted common class A and B share, for the corresponding period of the prior year due to the factors discussed above.

Net income for the nine months ended July 3, 2009 was $4.6 million, or $0.49 per diluted common class A and B share, compared to a net income of $3.6 million or $0.38 per diluted common class A and B share, for the corresponding period of the prior year due to the factors discussed above.

JOHNSON OUTDOORS INC.

Liquidity and Financial Condition

The financial position of the Company remains strong, as evidenced by the July 3, 2009 balance sheet.  Debt, net of cash balances was $26.9 million as of July 3, 2009 compared to $47.7 million as of June 27, 2008.  This decrease in net debt was largely due to the Company’s focus on reducing working capital and operating costs resulting in a higher cash balance at July 3, 2009.

The Company's debt-to-total capitalization ratio has increased to 32% as of July 3, 2009 from 25% as of June 27, 2008. The Company’s debt balance was $60.8 million as of July 3, 2009 compared to $70.0 million as of June 27, 2008.  The increase in debt-to-total capitalization was primarily attributable a decrease in shareholders’ equity of $86.0 million year over year, which was a result of the asset impairments and deferred tax asset valuation allowances recognized in the last quarter of fiscal 2008.  The Company believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities.

Accounts receivable net of allowance for doubtful accounts were $82.4 million as of July 3, 2009, a decrease of $21.4 million compared to $103.8 million as of June 27, 2008. The decrease year over year was due to lower sales in the current year and the effect of foreign currency translation of $4.1 million.

Inventories net of inventory reserves were $62.2 million as of July 3, 2009, a decrease of $34.8 million compared to $97.0 million as of June 27, 2008. The decrease year over year was due to a concerted effort to reduce working capital levels through strict controls and improved processes and the effect of foreign currency translation of $3.8 million.

Accounts payable were $20.0 million compared to $28.8 million as of June 27, 2008. The decrease year over year was due to lower sales volumes and the related purchasing activity in the current year and the effect of foreign currency translation of $1.0 million.

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Nine Months Ended
	July 3 2009	June 27 2008
Cash provided by (used for):
Operating activities	$7.3	$(32.5)
Investing activities	(12.8)	(14.1)
Financing activities	(1.8)	26.2
Effect of exchange rate changes	(0.5)	3.5
Decrease in cash and cash equivalents	$(7.8)	$(16.9)

Operating Activities

Cash flows provided by operations totaled $7.3 million for the nine months ended July 3, 2009 compared with $32.5 million used for operations during the corresponding period of the prior fiscal year.

Accounts receivable increased $29.3 million for the nine months ended July 3, 2009, down from a $40.8 million increase in the prior fiscal year period. Inventories decreased by $24.2 million for the nine months ended July 3, 2009 compared to an increase of $0.9 million in the prior year period. The year to date change in inventory year over year was due to concerted efforts to enhance controls and processes to bring down working capital levels and the effect of reduced production activity in the current year period. Accounts payable and accrued liabilities decreased $2.5 million for the nine months ended July 3, 2009 versus a decrease of $1.1 million for the corresponding period of the prior year period. The year to date change in accounts payable year over year reflects reduced production activity in the current year.

Including the amortization of deferred financing costs, depreciation and amortization charges were $8.0 million for the nine month period ended July 3, 2009 compared to $7.4 million for the corresponding period of the prior year.

JOHNSON OUTDOORS INC.

Investing Activities

Cash used for investing activities totaled $12.8 million for the nine months ended July 3, 2009 and $14.1 million for the corresponding period of the prior year. Capital expenditures totaled $5.2 million for the nine months ended July 3, 2009 compared to $8.4 million for the corresponding period of the prior year. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2009 are expected to be funded by working capital or existing credit facilities.

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

Cash used for investing activities included $6.7 million in payments under interest rate swap contracts.  See “Note 13 – Derivative Instruments and Hedging Activities” in the Company’s condensed consolidated financial statements for an explanation of these contracts.

Financing Activities

Cash flows used by financing activities totaled $1.8 million for the nine months ended July 3, 2009 compared to $26.2 million provided in the corresponding period of the prior year. The Company made principal payments on senior notes and other long-term debt of $0.0 million and $10.8 million during the nine month periods ended July 3, 2009 and June 27, 2008, respectively.

The Company had no outstanding borrowings on revolving credit facilities or current maturities of long term debt as of July 3, 2009 versus $10.0 million of current maturities of long term debt as of June 27, 2008.

The net increase in borrowings from long term debt for the nine months ended July 3, 2009 was due to the acquisition of approximately $0.8 million of telecommunications equipment under a capital lease.  The term of the lease is 60 months.  See “Note 18 – Capital Leases” in the Company’s condensed consolidated financial statements for additional information.

On February 12, 2008, the Company entered into a term loan agreement with JPMorgan Chase Bank N.A., as lender and agent for the other lenders named therein (the "lending group"). This term loan agreement consisted of a $60.0 million term loan maturing on February 12, 2013, bearing interest at a three-month LIBOR rate plus an applicable margin. The applicable margin was based on the Company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and varied between 1.25% and 2.00%. At October 3, 2008, the margin in effect was 2.00% for LIBOR loans.  Also on February 12, 2008, the Company entered into an amended and restated revolving credit agreement with the lending group.  This amendment updated the Company’s October 7, 2005 revolving credit facility to allow for the term loan and to amend the financial covenants in the revolving credit facility.

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

On December 31, 2008, the Company entered into an amended and restated term loan agreement and an amended and restated revolving credit facility agreement with the lending group, effective January 2, 2009.  Changes to the term loan included shortening the maturity date to October 7, 2010, adjusting financial covenants and adjusting interest rates.  The revised term loan bears interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50% or at a Prime-based rate of Prime plus 4.00%.  The amended and restated revolving credit facility reduced the Company’s borrowing availability from $75.0 million to $35.0 million, with an additional reduction of $5.0 million on January 31, 2009.  The maturity date of the revolving credit facility remains unchanged at October 7, 2010. The amended and restated debt agreements provide for collateral of fixed assets and intellectual properties in the United States, in addition to certain inventories and accounts receivable already pledged under the Omnibus Amendment.  The revolving credit facility is limited to a borrowing base calculated at 70% of accounts receivable and 55% of inventory for the months of October through January, and 50% of accounts receivable and 50% of inventory for the other months of the year, which are further reduced by other outstanding borrowings.

On October 29, 2007 the Company entered into a forward starting interest rate swap (“Swap A”) with a notional amount of $60.0 million receiving a floating three-month LIBOR interest rate while paying at a fixed interest rate of 4.685% over the period beginning on December 14, 2007 and ending on December 14, 2012. Interest is payable quarterly, starting on March 14, 2008.  Swap A was designated as a cash flow hedge and as of October 3, 2008, was expected to be an effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.   The intent of Swap A was to lock the interest rate on $60.0 million of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin.

As a result of the amendment of the Company’s debt agreements which became effective as of January 3, 2009, the Company prepared an analysis of Swap A in respect of the new terms as of that date and concluded that Swap A was no longer highly effective as a hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate due to the inclusion of the LIBOR floor provision in the amended terms of the debt agreement.  The effective portion of Swap A prior to the modification (i.e. the fair value of Swap A immediately before it became ineffective as a cash flow hedge) will remain in accumulated other comprehensive income (loss) and will be amortized as interest expense over the period of the originally designated hedged transactions.  For the three and nine month periods ended July 3, 2009, amortization of the effective portion of Swap A was $1.0 million and $1.5 million, respectively.

On January 8, 2009, the Company entered into an agreement to modify the terms of Swap A by shortening the maturity date from December 14, 2012 to December 14, 2011.  The Company paid JPMorgan Chase (“the Counterparty”) $1.2 million, which was the agreed upon fair value of the net payments that would no longer be required under Swap A as a result of the shortened term.

In addition, on January 8, 2009, the Company entered into two new interest rate swaps in order to eliminate the potential for further losses or gains on Swap A which are described below:

●	a receive fixed / pay floating interest rate swap with a term commencing on September 14, 2010 and ending on December 14, 2011 (“Swap B”). Under the terms of Swap B, the Company received fixed rate interest at 2.170% and paid floating rate interest at a rate equal to three-month LIBOR. The notional amount of Swap B was $60.0 million. The effect of Swap B was to lock in the net undiscounted cash flows required to be paid by the Company under Swap A for the five quarterly swap periods ending on December 14, 2011. On May 13, 2009 the Company elected to terminate Swap B and paid $1.9 million to the Counterparty in a final cash settlement of the instrument.

JOHNSON OUTDOORS INC.

●	a receive fixed / pay floating interest rate swap with a term commencing on December 15, 2008 and ending on September 14, 2010 (“Swap C”). Under the terms of Swap C, the Company received fixed rate interest at 1.310% and paid floating rate interest at a rate equal to three-month LIBOR. The notional amount of Swap C was $60.0 million. The effect of Swap C was to lock in the net undiscounted cash flows required to be paid by the Company under Swap A for the seven quarterly swap periods ending on September 14, 2010 at approximately $4.0 million including related fees. On May 19, 2009 the Company elected to terminate Swap B and paid $3.1 million to the Counterparty in a final cash settlement of the instrument.

A loss of $4.5 million related to the period of time when Swap A was an effective cash flow hedge remains a component of accumulated other comprehensive income, in accordance with SFAS No. 133.  For the three and nine month periods ended July 3, 2009, changes in the fair value of the interest rate swaps recognized in the statement of operations was $0.7 million.  See “Note 13 - Derivative Instruments and Hedging Activities” in the Company’s condensed consolidated financial statements for further information.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at July 3, 2009.

	Payment Due by Period
(millions)	Total	Remainder 2009	2010/11	2012/13	2014 & After
Long-term debt	$60.0	$-	$60.0	$-	$-
Short-term debt	-	-	-	-	-
Operating lease obligations	22.7	1.6	8.6	5.1	7.4
Capital lease obligations	0.9	-	0.4	0.4	0.1
Open purchase orders	41.0	41.0	-	-	-
Contractually obligated interest payments	8.4	2.0	6.4	-	-
Total contractual obligations	$133.0	$44.6	$75.4	$5.5	$7.5

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of July 3, 2009. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the amount of borrowings and the interest rates on that facility. Estimated future interest payments on the $60.0 million floating rate term debt were calculated under the terms of the amended and restated term loan agreement.  As LIBOR is presently below 3.50%, the estimated future LIBOR based interest payments were calculated using the 3.50% rate plus the applicable margin of 5.00%.  Actual LIBOR market rates may differ significantly from this estimate.

The Company also utilizes letters of credit primarily for worker’s compensation liabilities. Letters of credit outstanding at July 3, 2009 totaled $2.2 million.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in Euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 25% of the Company’s revenues for the three months ended July 3, 2009 were denominated in currencies other than the U.S. dollar. Approximately 15% were denominated in Euros, with the remaining 10% denominated in various other foreign currencies.

The Company mitigates, when appropriate, a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options.  These can be used to hedge the effect of changes in foreign currency exchange rates on financial instruments and known commitments for purchases of inventory and other assets denominated in foreign currencies.  As of July 3, 2009, the Company had no foreign currency forward contracts in place to hedge the effect of changes in foreign currency exchange rates on foreign currency denominated short term notes payable.  There were no such transactions entered into during fiscal 2008.  See “Note 13 - Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further information.

Interest Rates

The Company may use interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates.  See “Financing Activities” above and “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for a further discussion of the nature and use of these instruments.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures included costs associated with resin, metals, and packaging materials.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value and earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual earnings before income taxes from a 100 basis point movement in interest rates on the term note outstanding at July 3, 2009:

JOHNSON OUTDOORS INC.

(millions)	Estimated Impact on
	Fair Value	Earnings Before Income Taxes
Interest rate instruments	$-	$0.6

The Company had $60.0 million outstanding in the amended floating rate term loan, maturing on October 7, 2010. The amended term loan bears interest at LIBOR rate plus 5.00% with a LIBOR floor of 3.50% or at a Prime-based rate of Prime plus 4.00%.  Interest payments on this term loan are made quarterly, in the case of LIBOR-based debt, or monthly, in the case of Prime-based debt. LIBOR-based interest resets quarterly; Prime-based interest rates reset periodically as determined by the lending group.  Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s term loan as of July 3, 2009 was approximately $60.0 million.  See “Note 17 – Long Term Debt Issuance” to the Company’s condensed consolidated financial statements for additional information on the Company’s borrowings.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2008 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended July 3, 2009.

New Accounting Pronouncements

Effective October 4, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS No. 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition. See Note 19 – Fair Value Measurements to the Company’s condensed consolidated financial statements for additional disclosures.  The Company does not expect application of SFAS No. 157 with respect to its non-financial assets and non-financial liabilities to have a material impact on its consolidated financial statements.

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

JOHNSON OUTDOORS INC.

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

Effective July 3, 2009, the Company adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”).  The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition.  See “Note 20 – Subsequent Events” for additional disclosures.

Effective July 3, 2009, the Company adopted SFAS No. 107-1 Interim Disclosures about Fair Value of Financial Instruments.  The adoption of this statement did not have a material impact on the Company’s condensed consolidated results of operations and financial condition.

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
Signatures Dated:  August 7, 2009

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