Form 10-K
period 2009-10-02
JOHNSON OUTDOORS INC
filed 2009-12-11
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  [    ] No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  [    ] No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ] No  [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [     ] No  [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	[ ]
Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]
(do not check if a smaller reporting company)
Smaller Reporting Company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ] No  [ X ]

As of December 8, 2009, 8,288,310 shares of Class A and 1,216,464 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting Class A common stock of the registrant held by nonaffiliates of the registrant was approximately $21,887,732 on April 3, 2009 (the last business day of the registrant’s most recently completed second quarter) based on approximately 4,342,804 shares of Class A common stock held by nonaffiliates. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $5.04 per share, the closing price of the Class A common stock as reported on the NASDAQ Global MarketSM on April 3, 2009 Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms "we," "us," "our," "Johnson Outdoors" and the "Company" mean Johnson Outdoors Inc. and its subsidiaries, unless the context indicates another meaning.

ii

Forward Looking Statements
Certain matters discussed in this Form 10-K are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of this report and the following:  changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation and on cost-cutting and revenue enhancement initiatives; actions of and disputes with companies that compete with the Company; the Company’s success in managing inventory; the risk that the Company’s lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment the lenders would be willing to provide; the risk of future writedowns of goodwill or other intangible assets; movements in foreign currencies or interest rates; fluctuations in the prices of raw materials or the availability of raw materials; the Company’s success in restructuring certain of its operations; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks
We have registered the following trademarks, which are used in this report: Minn Kota®, Cannon®, Humminbird®, Fishin' Buddy®, Silva®, Eureka!®, Tech4O™, Geonav®, Old Town®, Ocean Kayak™, Necky®, Lendal™, Extrasport®, Carlisle®, Scubapro®, UWATEC® and Seemann™.

PART I

ITEM 1.     BUSINESS

Johnson Outdoors Inc. (the Company) is a leading global manufacturer and marketer of branded seasonal, outdoor recreation products used primarily for fishing, diving, paddling and camping. The Company’s portfolio of well-known consumer brands has attained leading market positions due to continuous innovation, marketing excellence, product performance and quality.  Company values and culture support entrepreneurialism in all areas, promoting and leveraging best practices and synergies within and across its subsidiaries to advance the Company’s strategic vision set by executive management and approved by the Board of Directors.  The Company is controlled by Helen P. Johnson-Leipold (Chairman and Chief Executive Officer), members of her family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.  Significant subsidiaries of Johnson Outdoors Inc. include Johnson Outdoors Marine Electronics LLC, Johnson Outdoors Watercraft Inc., Johnson Outdoors Gear LLC, Techsonic Industries Inc,  and Johnson Outdoors Canada Inc.

Marine Electronics

The Company’s marine electronic segment brands are: Minn Kota battery-powered fishing motors for quiet trolling or primary propulsion; Humminbird sonar and GPS equipment for fishfinding and navigation; Cannon downriggers for controlled-depth fishing; Geonav chartplotters for navigation; and Navicontrol marine autopilot systems for large boats.  The Company acquired the Navicontrol brand via acquisition of 100% of Navicontrol S.r.l. on February 6, 2009.

Marine Electronics brands and related accessories are sold throughout North America, South America, Europe and the Pacific Basin through large outdoor specialty retailers, such as Bass Pro Shops and Cabelas, large retail store chains, marine products distributors, international distributors and original equipment manufacturers, such as Ranger Boats, Skeeter Boats and Stratos Champion.

Marine Electronics has achieved market share gains by focusing on product innovation, quality products and effective marketing.  Such consumer marketing and promotion activities include: product placements on fishing-related television shows; print advertising and editorial coverage in outdoor, general interest and sport magazines; professional angler and tournament sponsorships; packaging and point-of-purchase materials and offers to increase consumer appeal and sales; branded websites; and on-line promotions.

Outdoor Equipment

The Company’s Outdoor Equipment segment brands are:  Eureka! tents, sleeping bags and other recreational camping products; Silva field compasses and digital instruments; and Tech40 performance measurement instruments.

Eureka! consumer tents, sleeping bags and other recreational camping products are mid- to high-price range products sold in the U.S. and Canada through independent sales representatives, primarily to sporting goods stores, catalog and mail order houses, camping and backpacking specialty stores, and through internet retailers. Marketing of the Company’s tents, sleeping bags and other recreational camping products is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. Although the Company’s camping tents and sleeping bags are produced primarily by third-party manufacturing sources, product research, design and innovation are conducted at the Company's Binghamton, New York location. Eureka! camping products are sold under license in Japan, Australia and Europe.

Eureka! commercial tents include party tents, sold primarily to general rental stores, and other commercial tents sold directly to tent erectors. The Company’s tent products range from 10’x10’ canopies to 120’ wide pole tents and other large scale frame structures and are manufactured by the Company at the Company’s Binghamton, New York location.

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military at its Binghamton, New York location. Tents produced for military use in the last twelve months include modular general purpose tents, and various lightweight one and two person tents. The Company manufactures military tent accessories like fabric floors and tent liners and is also a subcontract manufacturer for other providers of military tents.

Silva field compasses are manufactured by the Company and marketed exclusively in North America where the Company owns Silva trademark rights. Tech40 digital instruments and other branded products are manufactured by third parties and are primarily sold in the North American market.

Watercraft

The Company’s Watercraft brands are:  Old Town canoes and kayaks; Ocean Kayak; Necky kayaks; Carlisle and Lendal paddles; and Extrasport personal flotation devices.

In its Old Town, Maine facility, the Company produces high quality Old Town kayaks, canoes and accessories for family recreation, touring and tripping. The Company uses a rotational-molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid-priced range of the market. These kayaks and canoes feature stiffer and more durable hulls than higher priced boats. The Company also markets canoes built from fiberglass, Royalex (ABS) and wood.

On June 30, 2009, the Company announced plans to consolidate operations for its U.S. paddle sports brands in Old Town, Maine, which resulted in the closure of the Company’s plant in Ferndale, Washington. Sit-on-top Ocean Kayaks and high-performance Necky sea touring kayaks which had formerly been produced in Ferndale are now manufactured at the Old Town, Maine facility.

The Company also manufactures Watercraft products in New Zealand and contracts for manufacturing of Watercraft products with third parties in Michigan, and Tunisia.

Watercraft accessory brands, including Extrasport personal flotation devices and wearable paddle gear, as well as Carlisle branded paddles, are produced primarily by third-party sources.

The Company’s kayaks, canoes and accessories are sold primarily to specialty stores, marine dealers, sporting goods stores and catalog and mail order houses in the U.S., Europe and the Pacific Basin.

Diving

The Company manufactures and markets underwater diving products for technical and recreational divers, which it sells and distributes under the SCUBAPRO, UWATEC and Seemann brand names.

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, buoyancy compensators, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO and UWATEC diving equipment are marketed to the premium segment of the market for both diving enthusiasts and more technical, advanced divers. Seemann products are marketed to the recreational diver interested in owning quality equipment at an affordable price. Products are sold via selected distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including sales, service and repair, diving education and travel.

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

The Company manufactures regulators, dive computers, gauges, and instruments at its Italian and Indonesian facilities.  The Company sources buoyancy compensators, rubber goods, plastic products, proprietary materials, and other components from third-parties.

Financial Information for Business Segments

As noted above, the Company has four reportable business segments. See Note 14 to the consolidated financial statements included elsewhere in this report for financial information concerning each business segment.

International Operations

See Note 14 to the consolidated financial statements included elsewhere in this report for financial information regarding the Company’s domestic and international operations. See Note 1, subheading “Foreign Operations and Related Derivative Financial Instruments,” to the consolidated financial statements included elsewhere in this report for information regarding risks related to the Company’s foreign operations.

Research and Development

The Company commits significant resources to new product research and development.  Marine Electronics conducts all of its product research and design activities at its locations in Mankato, Alpharetta and Eufaula (see Item 2 – “Properties” included elsewhere in this report for additional information on the Company’s properties).  Engineering and software development for Humminbird products are done in Atlanta and a research and development facility in Shanghai, China.  Diving maintains research and development facilities in Hallwil, Switzerland; Casarza Ligure, Italy; and El Cajon, California in the United States.

The Company expenses research and development costs as incurred, except for software development for new electronics products which are capitalized once technological feasibility is established and then amortized over the expected life of the software. The amounts expensed by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Company’s Consolidated Statements of Operations included elsewhere in this report.

Competition

The Company believes its products compete favorably on the basis of product innovation, product performance and marketing support and, to a lesser extent, price.

Marine Electronics:  The Company’s main competitors in the electric trolling motors business are Motor Guide, owned by Brunswick Corporation, and private label branded motors sourced primarily from manufacturers in Asia.  Motor Guide manufactures and sells a full range of trolling motors and accessories. Competition in this business is focused on product quality and durability as well as product benefits and features for fishing. The main competitors in the fishfinder market are Lowrance, Garmin, Navman, and Raymarine. Competition in this business is primarily focused on the quality of sonar imaging and display as well as the integration of mapping and GPS technology. The main competitors in the downrigger market are Big Jon, Walker and Scotty. Competition in this business primarily focuses on ease of operation, speed and durability. The Company’s main competitors in the marine navigation business are Raymarine, Garmin, Simrad, and Furuno.  Competition in this business is primarily focused on innovative and sleek designs, ease of use, resolution of display imaging, leading edge processing power and integration with related marine electronics devices.

Outdoor Equipment:  The Company’s brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman and private label brands. The Company also competes with specialty companies such as The North Face and Kelty on the basis of materials and innovative designs for consumers who want performance products priced at a value. Commercial tent market competitors include Anchor Industries and Aztec for tension and frame tents along with canopies based on structure and styling. The Company sells military tents to prime vendors who hold supply contracts from the U.S. Government.  Competitors in the military tent business include Base-X, DHS Systems, Alaska Structures, Camel, Outdoor Venture, and Diamond Brand.

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

Employees

At October 2, 2009, the Company had approximately 1,280 regular, full-time employees. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products totaled approximately $46.3 million at October 2, 2009 and $38.2 million at October 3, 2008. For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates, with the exception of the military tent business which has orders outstanding based on contractual agreements.

Patents, Trademarks and Proprietary Rights

The Company owns no single patent that is material to its business as a whole. However, the Company holds various patents, principally for diving products, electric motors and fishfinders and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted in this report. Historically, the Company has vigorously defended its intellectual property rights and the Company expects to continue to do so.

Supply Chain and Sourcing of Materials

The Company manufactures some products that use materials requiring long order lead times or that are only available in a cost effective manner from a single vendor.  The Company mitigates product availability and supply chain risks through safety stocks and forecast-based supply contracts, and to a lesser extent with just in time inventory deliveries or supplier-owned inventory located close to the Company’s manufacturing locations.  The Company strives to balance the imperative of holding adequate inventories with the need to maintain flexibility by building inventories to forecast for high-volume products, utilizing build to order strategies wherever possible, and by having products delivered to customers directly from suppliers.

The Company has key vendors for materials used in its military tent business. Interruption or loss in the availability of these materials could have a material adverse impact on the sales and operating results of the Company’s Outdoor Equipment business.

Most of the Company’s products are made using materials that are generally in adequate supply and are available from a variety of third-party suppliers.

Seasonality

The Company’s products are outdoor recreation related which results in seasonal variations in sales and profitability. This seasonal variability is due to customers’ increasing their inventories in the quarters ending March and June, the primary selling season for the Company’s outdoor recreation products, with lower inventory volumes during the quarters ending September and December. The following table shows, for the past three fiscal years, the total net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year.

	Year Ended
	2009		2008		2007
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	20%	-1918%	18%	-12%	17%	-11%
March	30%	2127%	29%	10%	28%	23%
June	32%	3888%	34%	38%	35%	74%
September	18%	-3997%	19%	-136%	20%	14%
	100%	100%	100%	100%	100%	100%

Available Information

The Company maintains a website at www.johnsonoutdoors.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company makes available on its website, free of charge, its (a) Code of Business Conduct; (b) Code of Ethics for its Chief Executive Officer and Senior Financial and Accounting Officers; (c) the charters for the following committees of the Board of Directors: Audit; Compensation; Executive; and Nominating and Corporate Governance and (d) Policy and Procedures with respect to Related Party Transactions. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.

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

General economic conditions affect the Company’s results.

Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products.  Moreover, our businesses are cyclical in nature, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and discretionary income levels.  Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income can reduce our sales and adversely affect our financial results including the potential for future impairments of goodwill and other intangible assets.  The impact of weak consumer credit markets; corporate restructurings; layoffs; declines in the value of investments and residential real estate; higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

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

Furthermore, we may rely on trade secret law to protect technologies and proprietary information that we cannot or have chosen not to patent. Trade secrets, however, are difficult to protect. Although we attempt to maintain protection through confidentiality agreements with necessary personnel, contractors and consultants, we cannot guarantee that such contracts will not be breached. Further, confidentiality agreements may conflict with other agreements which personnel, contractors and consultants signed with prior employers or clients. In the event of a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our trade secret protection. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from business.

Impairment charges could reduce our profitability.

We test our goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis during the fourth quarter of our fiscal year or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. Various uncertainties, including changes in consumer preferences, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets.  Although any such impairment charge would be a non-cash expense, any impairment of our intangible assets could materially increase our expenses and reduce our profitability.

Sales of our products are seasonal, which causes our operating results to vary from quarter to quarter.

Sales of our products are seasonal. Historically, our net sales and profitability have peaked in the second and third fiscal quarters due to the buying patterns of our customers. Seasonal variations in operating results may cause our results to fluctuate significantly in the first and fourth quarters and may depress our stock price during the first and fourth quarters.

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

As of December 1, 2009, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 78% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 85% of outstanding class B shares.  This voting trust agreement would permit these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and that will enable us to leverage our competitive strengths. Over the past three fiscal years we have acquired:

●	Seemann Sub GmbH & Co. KG on April 2, 2007, including, without limitation, certain intellectual property used in its business;
●	Geonav S.r.l. on November 16, 2007, including, without limitation, certain intellectual property used in its business; and

●	Navicontrol S.r.l. on February 6, 2009, including, without limitation, certain intellectual property used in its business.

Risks associated with integrating strategic acquisitions include:

●	the acquired business may experience losses which could adversely affect our profitability;
●	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
●	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
●	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
●	difficulties in achieving planned cost-savings and synergies may increase our expenses;
●	diversion of our management’s attention could impair their ability to effectively manage our other business operations; and
●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

We are dependent upon certain key members of management.

Our success will depend to a significant degree on the abilities and efforts of our senior management. Moreover, our success depends on our ability to attract, retain and motivate qualified management, marketing, technical and sales personnel. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive and we may lose key employees or be forced to increase their compensation to retain these people. Employee turnover could significantly increase our training and other related employee costs. The loss of key personnel, or the failure to attract qualified personnel, could have a material adverse effect on our business, financial condition or results of operations.

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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 27% of our revenues for the year ended October 2, 2009 were denominated in currencies other than the U.S. dollar. Approximately 16% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.  We may mitigate a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

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

Historically, we have relied upon our existing credit facilities to provide us with adequate working capital to operate our business.  The availability of borrowing amounts under our credit facilities are dependent upon our compliance with the debt covenants set forth in the facilities.  Violation of those covenants, whether as a result of incurring operating losses or otherwise, could result in our lenders restricting or terminating our borrowing ability under our credit facilities.  The availability of borrowing amounts under our revolving credit facility is dependent upon the amount and quality of the accounts receivable and inventory collateralizing the revolving credit facility.  The bankruptcy of a major customer could have a significant negative impact on the availability of borrowing amounts under our revolving credit facility.  If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities.  We can make no assurance that we will be successful in ensuring our availability to amounts under our credit facilities or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash requirements.  If we are not able to maintain our borrowing availability under our credit facilities and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.  Ultimately, we may be forced to cease operations.

Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our credit facilities and certain other of our debt instruments include limitations on a number of our activities, including our ability to:

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are 4,466,961 shares of our Class A common stock held by nonaffiliates as of December 8, 2009. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

As of October 2, 2009, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

Alpharetta, Georgia (Marine Electronics)
Antibes, France (Diving)
Barcelona, Spain (Diving)
Basingstoke, Hampshire, England (Diving)
Batam, Indonesia* (Diving and Outdoor Equipment)
Binghamton, New York* (Outdoor Equipment)
Brignais, France (Watercraft)
Brussels, Belgium (Diving)
Burlington, Ontario, Canada (Marine Electronics, Outdoor Equipment, Watercraft)
Chai Wan, Hong Kong (Diving)
Chatswood, Australia (Diving)
El Cajon, California (Diving)
Eufaula, Alabama* (Marine Electronics)
Ferndale, Washington (Watercraft)
Casarza Ligure, Italy* (Diving)
Great Yarmouth, Norfolk, United Kingdom (Watercraft)
Hallwil, Switzerland (Diving)
Henggart, Switzerland (Diving)
Mankato, Minnesota* (Marine Electronics)
Napier, New Zealand* (Watercraft)
Old Town, Maine* (Watercraft)
Shanghai, China (Marine Electronics)
Silverdale, New Zealand* (Watercraft)
Viareggio, Italy (Marine Electronics)
Wendelstein, Germany (Diving)
Yokahama, Japan (Diving)

The Company’s corporate headquarters is located in a leased facility in Racine, Wisconsin.

ITEM 3.     LEGAL PROCEEDINGS

See Note 16 to the consolidated financial statements included elsewhere in this report for a discussion of legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 2, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information with respect to this item is included in Notes 11 and 12 to the Company's consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of December 8, 2009, the Company had 719 holders of record of its Class A common stock and 35 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended October 2, 2009 and October 3, 2008 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Stock prices:
High	$11.93	$23.50	$7.59	$22.50	$7.80	$17.77	$9.89	$16.06
Low	5.10	21.44	4.68	16.00	5.00	15.40	5.30	12.40

On December 4, 2008, the Company’s Board of Directors voted to suspend quarterly dividends to shareholders.

In fiscal 2008, the Company declared the following dividends:

●	A cash dividend declared on December 7, 2007, with a record date of January 10, 2008, payable on January 25, 2008 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

●	A cash dividend declared on February 28, 2008, with a record date of April 10, 2008, payable on April 24, 2008 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

●	A cash dividend declared on May 28, 2008, with a record date of July 10, 2008, payable on July 24, 2008 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

●	A cash dividend declared on October 1, 2008, with a record date of October 16, 2008, payable on October 30, 2008 of $0.055 per share to Class A common stockholders and $0.05 per share to Class B common stockholders.

The following limitations apply to the ability of the Company to pay dividends:

●	Pursuant to the Company’s revolving credit and security agreement, dated September 29, 2009, by and among the Company, the subsidiary borrowers, PNC Bank, National Association and the other lenders named therein, the Company is limited in the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year. The Company may declare, and pay, dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends for any fiscal year exceed 25% of the Company’s net income for that fiscal year.

●	The Company’s Articles of Incorporation provide that no dividend, other than a dividend payable in shares of the Company’s common stock, may be declared or paid upon the Class B common stock unless such dividend is declared or paid upon both classes of common stock. Whenever a dividend (other than a dividend payable in shares of Company common stock) is declared or paid upon any shares of Class B common stock, at the same time there must be declared and paid a dividend on shares of Class A common stock equal in value to 110% of the amount per share of the dividend declared and paid on shares of Class B common stock. Whenever a dividend is payable in shares of Company common stock, such dividend must be declared or paid at the same rate on the Class A common stock and the Class B common stock.

Total Shareholder Return

The graph below compares on a cumulative basis the yearly percentage change since October 1, 2004 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The peer group consists of Arctic Cat Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Marine Products Corporation and Nautilus, Inc. The graph assumes $100 was invested on October 1, 2004 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group indices.

* $100 invested on 10/1/04 in stock or the applicable index or peer group, including reinvestment of dividends. Indexes calculated on month-end basis.

	10/1/2004	9/30/2005	9/29/2006	9/28/2007	10/3/2008	10/2/2009

Johnson Outdoors Inc.	$100.0	$86.3	$89.6	$112.5	$65.2	$48.1
NASDAQ Composite	100.0	113.8	121.5	143.4	109.2	112.6
Russell 2000 Index	100.0	118.0	129.7	145.7	124.6	112.7
Peer Group	100.0	92.3	76.2	65.3	39.6	30.2

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included or referred to elsewhere in this report. The consolidated statements of operations for the years ended October 2, 2009, October 3, 2008 and September 28, 2007, and the consolidated balance sheet data as of October 2, 2009 and October 3, 2008 are derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statements of operations for the years ended September 29, 2006 and September 30, 2005, and the consolidated balance sheet data as of September 28, 2007, September 29, 2006 and September 30, 2005, are derived from the Company’s audited consolidated financial statements which are not included herein.

	October 2	October 3	September 28	September 29	September 30
(thousands, except per share data)	2009	2008 (5)	2007 (6)	2006 (7)	2005
OPERATING RESULTS
Net sales	$356,523	$420,789	$430,604	$393,950	$377,146
Gross profit	132,782	159,551	175,496	165,277	155,678
Operating expenses (1)	132,510	197,604	155,470	141,918	137,216
Operating profit (loss)	272	(38,053)	20,026	23,359	18,462
Interest expense	9,949	5,695	5,162	4,989	4,792
Other expense (income)	442	549	(931)	(128)	(1,250)
(Loss) Income before income taxes	(10,119)	(44,297)	15,795	18,498	14,920
Income tax (benefit) expense (2)	(407)	24,178	5,246	8,061	6,044
(Loss) Income from continuing operations	(9,712)	(68,475)	10,549	10,437	8,876
Income (Loss) from discontinued operations	41	(2,559)	(1,315)	(1,722)	(1,775)
Net (loss) income	$(9,671)	$(71,034)	$9,234	$8,715	$7,101
BALANCE SHEET DATA
Current assets (3)	$142,355	$189,714	$205,221	$185,290	$186,591
Total assets	210,282	255,069	319,679	284,227	283,326
Current liabilities (4)	45,367	55,386	66,260	57,651	55,457
Long-term debt, less current maturities	16,089	60,000	10,006	20,807	37,800
Total debt	31,563	60,003	42,806	37,807	50,800
Shareholders’ equity	115,825	122,284	200,165	180,881	166,434
COMMON SHARE SUMMARY
Earnings (Loss) per share, continuing operations – Dilutive:
Class A	$(1.06)	$(7.53)	$1.14	$1.14	$1.01
Class B	$(1.06)	$(7.53)	$1.14	$1.14	$1.01
Net earnings (loss) per share – Dilutive:
Class A	$(1.06)	$(7.81)	$1.00	$0.95	$0.81
Class B	$(1.06)	$(7.81)	$1.00	$0.95	$0.81
Cash dividends per share:
Class A	$0.00	$0.22	$0.11	$0.00	$0.00
Class B	$0.00	$0.20	$0.10	$0.00	$0.00

(1)	The year ended October 3, 2008 includes goodwill and other impairment charges of $41.0 million.
(2)	The year ended October 3, 2008 includes a deferred tax asset valuation allowance of $29.5 million.
(3)	Includes cash and cash equivalents of $27,895, $41,791, $39,232, $51,689, and $72,111 as of the years ended 2009, 2008, 2007, 2006, and 2005, respectively.
(4)	Excludes short-term debt and current maturities of long-term debt.
(5)	The results in 2008 contain approximately ten months of operating results of the acquired Geonav business and a full year of operating results of the acquired Seemann business.
(6)	The results in 2007 contain a full year of operating results of the acquired Lendal Products Ltd. business and six months of operating results of the acquired Seeman business.
(7)	The results in 2006 contain a full year of operating results of the acquired Cannon/Bottom Line business, which was acquired on October 3, 2005.

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company designs, manufactures and markets top quality recreational products for the outdoor enthusiast. Through a combination of innovative products, strong marketing, a talented and passionate workforce and efficient distribution, the Company sets itself apart from the competition. Its subsidiaries operate as a network that promotes entrepreneurialism and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

Recent Developments

Debt Agreements

On September 29, 2009, the Company and certain of its subsidiaries entered into new credit facilities.  The credit facilities consisted of five separate Term Loan Agreements, each dated as of September 29, 2009 (the "Term Loan Agreements" or "Term Loans"), between certain of the Company’s subsidiaries and Ridgestone Bank ("Ridgestone"), and a Revolving Credit and Security Agreement dated as of September 29, 2009 among the Company, certain of the its subsidiaries, PNC Bank, National Association, as lender, as administrative agent and collateral agent, and the other lenders named therein (the "Revolving Credit Agreement" or "Revolver" and collectively, with the Term Loans, the "Debt Agreements").

The Debt Agreements replace the Company's Amended and Restated Credit Agreement (Term) and the Amended and Restated Credit Agreement (Revolving) which were effective as of January 2, 2009 with JPMorgan Chase Bank N.A., as lender and administrative agent, and the other lenders named therein.

The new Term Loan Agreements provide for aggregate term loan borrowings of $15.9 million with maturity dates ranging from 15 to 25 years from the date of the Term Loan Agreement.  Each Term Loan requires monthly payments of principal and interest.  Interest on $9.3 million of the aggregate outstanding amount of the Term Loans is based on the prime rate plus 2.0 percent, and the remainder on the prime rate plus 2.75 percent.  The Term Loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured by certain real and tangible properties of certain of the Company’s subsidiaries.

The new Revolving Credit Agreement, maturing in September 2012, provides for funding of up to $69.0 million.  Borrowing availability under the Revolver is based on certain eligible working capital assets, primarily account receivables and inventory. The Revolver is secured by working capital assets and other intangible assets of the Company and its subsidiaries.  The interest rate on the Revolver is based primarily on LIBOR plus 3.25 percent with a minimum LIBOR floor of 2.0 percent.

The Company incurred approximately $1.5 million of financing fees in conjunction with the execution of the Debt Agreements.

Ferndale Facility Closure

On June 30, 2009, the Company announced plans to consolidate operations for its U.S. paddle sports brands in Old Town, Maine, resulting in the closure of the Company’s plant in Ferndale, Washington.  The closure of the plant resulted in the reduction of approximately 90 positions located there.  The Ferndale facility was closed and all production ceased as of September 4, 2009.

Swap Termination

The amendment of the Company’s former debt agreements entered into on January 2, 2009 and the related imposition of a LIBOR floor in the amended debt terms caused the Company’s $60.0 million LIBOR-based interest rate swap to become a less than highly-effective hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.  The Company entered into offsetting interest rate swap contracts to neutralize its exposure to potential further losses from the less than highly-effective hedge.  During the second and third quarters of fiscal 2009, the Company terminated all of its interest rate swap contracts and paid $6.2 million in final cash settlements of those instruments.

Pension Curtailment

In 2009, the Company elected to freeze its U.S. defined benefit pension plans as of September 30, 2009.  The effect of this action is a cessation of benefit accruals related to service performed after September 30, 2009, which, in turn, reduces the Company’s projected benefit obligation under the plans.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(millions, except per share data)	2009	2008 (1)	2007	(2)
Net sales	$356.5	$420.8	$430.6
Gross profit	132.8	159.6	175.5
Impairment charges	0.7	41.0	-
Other operating expenses	131.8	156.7	155.5
Operating profit (loss)	0.3	(38.1)	20.0
Interest expense	9.9	5.7	5.2
(Loss) income from continuing operations	(9.7)	(68.5)	10.5
Net (loss) income	(9.7)	(71.0)	9.2

(1)	The results of 2008 contain a deferred tax asset valuation allowance of $29.5 million and a full year of operating results of the acquired Seemann business and approximately ten months of operating results of the acquired Geonav business.
(2)	The results in 2007 contain a full year of operating results of the acquired Lendal Products Ltd. business and six months of operating results of the acquired Seemann business.

The Company’s sales and operating profit (loss) by business segment are summarized as follows:

(millions)	2009	2008	2007
Net sales:
Marine Electronics	$165.3	$186.7	$198.0
Outdoor Equipment	41.4	48.3	55.9
Watercraft	69.4	88.1	88.8
Diving	80.8	98.2	88.7
Other/corporate/eliminations	(0.4)	(0.5)	(0.8)
	$356.5	$420.8	$430.6
Operating profit (loss):
Marine Electronics	$9.3	$0.4	$22.9
Outdoor Equipment	3.4	2.0	8.5
Watercraft	(6.2)	(8.3)	(4.2)
Diving	1.6	(21.5)	6.9
Other/corporate/eliminations	(7.8)	(10.7)	(14.1)
	$0.3	$(38.1)	$20.0

See Note 14 in the notes to the consolidated financial statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2009 vs Fiscal 2008

Net Sales

All of the Company's business segments were adversely impacted in 2009 by the state of the global economy.  During the current fiscal year, sales were negatively affected by a weak retail environment which the Company believes is due to a number of factors including, but not limited to, continued weakness in the global economy, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices, all of which drove consumer confidence down to, or near, historical lows and resulted in considerable negative pressure on spending by individual consumers.  The Company is continuing to adjust its infrastructure to match its sales volumes as it works through these difficult times.  Net sales totaled $356.5 million in 2009 compared to $420.8 million in 2008, a decrease of 15.3% or $64.3 million.  Sales declined in all of the Company’s business units.  Foreign currency translations unfavorably impacted 2009 net sales by $12.5 million in comparison to 2008.

Net sales for the Marine Electronics business decreased $21.4 million, or 11.5% during 2009.  The decline was primarily the result of general economic conditions and weakness in the boat market which reduced demand for all of Marine Electronics’ product lines.

Outdoor Equipment net sales declined $6.9 million in 2009, or 14.3%, primarily due to the expected $3.1 million decline in military tent sales.  Commercial tent sales were also down from the prior year by $3.2 million due to softness in the U.S. economy driving cautious spending by tent rental companies.

Net sales for the Watercraft business decreased $18.7 million, or 21.2%, primarily as a result of economic uncertainty in the retail marketplace and scaled-back distribution in non-core channels.

The Diving business saw a decline in sales of $17.4 million, or 17.7%, due largely to weak economic conditions worldwide and $5.2 million of unfavorable currency translations.

Gross Profit

Gross profit of $132.8 million was 37.2% of net sales on a consolidated basis for the year ended October 2, 2009 compared to $159.6 million or 37.9% of net sales in the prior year.  The gross profit decline of $26.8 million was primarily attributable to the 15.3% decline in sales volume during 2009 as compared to 2008.  As a result of reduced sales, and in order to reduce inventories, manufacturing plants were operated at reduced capacity at certain points during the year. This resulted in higher unabsorbed costs in our manufacturing plants which were expensed during the period.

Gross profit in the Marine Electronics business declined $4.5 million from the prior year due to a decline in volume, but improved as a percent of net sales from 33.8% in 2008 to 35.5% in the current year.

Gross profit in the Outdoor Equipment business declined $1.2 million from 2008, but improved as a percent of net sales from 31.3% in the prior year to 33.6% in 2009.

Gross profit in the Watercraft segment was 30.5% of net sales in 2009 and was $9.1 million less than 2008 levels, which were equal to 34.4% of net sales.  The reduction in gross profit was due primarily to lower volume and related operating inefficiencies and closeout pricing.   In addition, the Company recorded an additional inventory reserve of $1.7 million as a result of the Company’s efforts to simplify its product offerings.

Gross profit for the Diving segment decreased by $11.7 million from 51.6% of net sales in 2008 to 48.2% of net sales in 2009 primarily as a result of pricing programs designed to lower inventory levels and gain market share combined with operating inefficiencies due to lower volumes.

Operating Expenses

Operating expenses decreased from the prior year by $65.1 million.  During fiscal 2008, the Company recorded impairment charges of $41.0 million related to goodwill and other indefinite lived intangible assets.  Excluding the impairment charge, the improvement in operating expenses over 2008 was $24.1 million.  The improvement was mainly attributable to lower sales volume, reduced salary and related expenses due to reduced headcount and other cost cutting efforts taken by the Company.

Operating expenses for the Marine Electronics segment decreased by $13.4 million from 2008 levels.  Excluding goodwill impairment charges of $7.2 million recognized in the prior year, operating expenses decreased $6.2 million. This decrease was due mainly to the decline in direct expenses as result of lower sales volumes and reductions in discretionary spending.

Outdoor Equipment operating expenses decreased by $2.6 million from 2008 due to a goodwill impairment charge of $0.6 million in the prior year and reductions in discretionary spending in 2009.

The Watercraft business saw a decline in operating expenses of $11.3 million from the prior year due in part to a goodwill impairment charge of $6.2 million in 2008.  Other operating expenses in the Watercraft business decreased by $5.1 million despite the recognition of $2.6 million of restructuring costs in 2009 related to the closure of the Ferndale manufacturing location and $1.3 million of accelerated depreciation related to consolidating production facilities into Old Town.  Cost savings were driven by reductions in direct expenses related to volume and fuel costs as well as reductions in discretionary spending.

Operating expenses for the Diving business decreased by $34.9 million due primarily to a goodwill impairment charge of $27.0 million recognized in 2008.  Decreases in other operating expenses were driven by reductions in restructuring expense related to the relocation of dive computer manufacturing in fiscal 2008, $2.2 million of favorable currency impacts, declines in direct expenses related to reduced sales volumes and discretionary spending cuts.

Operating Results

The Company recognized an operating profit of $0.3 million in 2009 compared to an operating loss of $38.1 million in fiscal 2008. Primary factors driving the increase in operating profit margins were the goodwill impairment loss recognized in the prior year offset by significantly lower production volumes in 2009.  Marine Electronics operating profit increased by $8.9 million from the prior year. Outdoor Equipment operating profit increased $1.4 million over the prior year.  Watercraft operating loss improved by $2.1 million from the prior year and Diving operating profit increased $23.1 million from a prior year loss.

Other Income and Expenses

Interest income decreased from the prior year by $0.6 million. Interest expense increased from the prior year by $4.3 million, due largely to interest rate increases during 2009 and charges associated with terminating the Company’s former debt agreements incurred during 2009. The Company realized currency losses of $0.8 million in fiscal 2009 compared to $1.9 million in fiscal 2008.  The improvement was primarily due to strengthening of the U.S. dollar against the Swiss franc and the euro.

Pretax Income (Loss) and Income Taxes

The Company recognized a pretax loss of $10.1 million in fiscal 2009, compared to a pretax loss of $44.3 million in fiscal 2008. The Company recorded an income tax benefit of $0.4, an effective rate of 4.0%, compared to $24.2 million of income tax expense in fiscal 2008, an effective rate of (54.6%). The 2008 expense included a valuation allowance of $29.5 million in respect of deferred tax assets in the U.S. and certain foreign tax jurisdictions.

Loss from Continuing Operations

The loss from continuing operations was $9.7 million for the year compared to a loss of $68.5 million in the prior year as a result of the factors discussed above.

Loss from Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business.  The results of operations of the Escape business have been reported as discontinued operations in the consolidated statements of operations and in the consolidated balance sheets. The Company recorded after tax losses related to the discontinued Escape business of $0 and $2.6 million for 2009 and 2008, respectively.

Net Loss

The Company recognized a net loss of $9.7 million in fiscal 2009, or $1.06 per diluted share, compared to a net loss of $71.0 million in fiscal 2008, or $7.81 per diluted share.

Fiscal 2008 vs Fiscal 2007

Net Sales

Net sales totaled $420.8 million in 2008 compared to $430.6 million in 2007, a decrease of 2.3% or $9.8 million.  Sales declined in all but the Company’s Diving business unit.  Foreign currency translations favorably impacted 2008 net sales by $9.6 million in comparison to 2007.

Net sales for the Marine Electronics business decreased $11.3 million, or 5.7%, despite incremental sales from the Geonav business, acquired in November, 2007, which added $12.4 million in sales for 2008.  The decline was primarily the result of general economic conditions and weakness in the domestic boat market which reduced demand for trolling motors and downriggers, and unfavorable volume comparisons due to high levels of new product purchases by customers in the prior year.  This weakness was partially offset by higher sales of Humminbird fishfinder/GPS combo units.

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

Gross Profit

Gross profit of $159.6 million was 37.9% of net sales on a consolidated basis for the year ended October 3, 2008 compared to $175.5 million or 40.8% of net sales in 2007.

Gross profit in the Marine Electronics business declined $11.2 million, from 37.5% of net sales in 2007 to 33.8% of net sales in 2008.  The incremental Geonav gross profit of $2.8 million was more than offset by the effects of unfavorable overhead expense absorption due to lower production volumes for electric motors and downriggers and an unfavorable product mix.  In addition, as a result of the weak consumer demand, reserves for excess and obsolete inventory increased by $1.8 million over 2007.

Gross profit in the Outdoor Equipment business declined $3.9 million from 34.0% of net sales in 2007 to 31.3% of net sales in 2008 due largely to unfavorable product mix and lower production volumes of government and commercial tents.

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

In 2008, the Marine Electronics segment recognized $7.4 million of operating expenses generated by the newly acquired Geonav business as well as goodwill impairment charges of $7.2 million.  All other operating expenses decreased $3.2 million from 2007. This decrease was due mainly to the decrease in bonus, profit sharing and other incentive compensation of $2.7 million, partially offset by increased warranty expense.

Outdoor Equipment operating expenses increased by $2.7 million from 2007 due primarily to a goodwill impairment charge of $0.6 million in 2008 and the favorable impact in 2007 of $2.9 million of insurance recoveries related to the flood at the Company’s facility in Binghamton, New York in 2006.

The Company recorded a goodwill impairment charge of $6.2 million in 2008 related to the Watercraft business.  Other operating expenses in the Watercraft business decreased by $6.0 million due primarily to the impact of a $4.4 million legal settlement recorded in 2007 and the reduction of bonus, profit sharing and other incentive compensation expense in 2008.

An impairment charge of $27.0 million was included in the Diving business operating expenses for 2008.  Other Diving operating expenses increased $4.6 million from 2007 due to $2.5 million of restructuring costs incurred related to the relocation of dive computer manufacturing and $3.4 million due to currency impacts, offset by decreased bonus, profit sharing and other incentive compensation expenses.

Operating Results

The Company recognized an operating loss of $38.1 million in 2008 compared to an operating profit of $20 million in fiscal 2007. Primary factors driving the decrease in operating profit margins were the goodwill impairment loss, the underabsorption of overhead expenses due to significantly lower production volumes as well as higher raw material costs, close out pricing and additional inventory reserves on slow moving inventory. Operating expenses totaled $197.6 million, or 47.0% of net sales in fiscal 2008 compared to $155.5 million or 36.1% of net sales in fiscal 2007. Marine Electronics operating profit decreased by $22.5 million, or 98.2%, in fiscal 2008 from the prior year.  Outdoor Equipment operating profit decreased $6.5 million, or 76.5%. Watercraft operating loss worsened by $4.1 million from the prior year. Diving operating profit turned into a loss of $21.5 million, a decrease from prior year income of $28.4 million.

Other Income and Expenses

Interest income remained consistent with 2007 at $0.8 million in fiscal 2008. Interest expense increased $0.5 million from 2007 to $5.7 million in 2008, due largely to higher long term borrowings incurred to fund higher working capital needs. The Company realized currency losses of $1.9 million in fiscal 2008 as compared to $0.6 million in fiscal 2007.  The increase was primarily due to significant weakening of the U.S. dollar against the Swiss franc and the euro.

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

Loss from Continuing Operations

The loss from continuing operations was $68.5 million for 2008 compared to income of $10.5 million in the prior year as a result of the fluctuations discussed above.

Loss from Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business.  The results of operations of the Escape business have been reported as discontinued operations in the consolidated statements of operations and in the consolidated balance sheets. The Company recorded after tax losses related to the discontinued Escape business of $2.6 million and $1.3 million for 2008 and 2007, respectively.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	2009	2008	2007
Cash provided by (used for):
Operating activities	$30.6	$5.3	$0.6
Investing activities	(15.9)	(18.2)	(22.0)
Financing activities	(32.7)	15.1	5.3
Effect of exchange rate changes on cash and cash equivalents	4.1	0.4	3.6
Increase (decrease) in cash and cash equivalents	$(13.9)	$2.6	$(12.5)

 Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the past three years:

(millions)	2009	2008	2007
Current assets (1)	$142.4	$189.7	$205.2
Current liabilities (2)	45.4	55.4	66.3
Working capital (2)	$97.0	$134.3	$138.9
Current ratio (2)	3.1:1	3.4:1	3.1:1

(1)	2009, 2008 and 2007 information includes cash and cash equivalents of $27.9, $41.8, and $39.2, respectively.
(2)	Excludes short-term debt and current maturities of long-term debt.

Cash flows provided by operations totaled $30.6 million, $5.3 million, and $0.6 million in fiscal 2009, 2008 and 2007, respectively. The most significant driver in the increase in cash flows from operations in fiscal 2009 was a $23.3 million decrease in inventory levels.  In addition, a decline in accounts receivable due to lower sales in fiscal 2009 also contributed to the increase in cash from operations.

The major driver in the increase in cash flows from operations in fiscal 2008 from fiscal 2007 was a decline in accounts receivable due to collections of prior year receivables and lower sales in fiscal 2008 partially offset by fiscal 2007 incentive compensation paid out in fiscal 2008 and income tax payments in 2008.

Depreciation and amortization charges were $12.9 million in fiscal 2009, $10.1 million in fiscal 2008 and $9.4 million in fiscal 2007.

Investing Activities

Cash flows used for investing activities were $15.9 million, $18.2 million and $22.0 million in fiscal 2009, 2008 and 2007, respectively. The acquisition of Navicontrol used $1.0 million of cash in fiscal 2009.  The acquisition of Geonav used $5.6 million of cash in fiscal 2008.  The acquisition of Lendal used $1.5 million of cash in fiscal 2007.  The acquisition of Seemann used $0.7 million and $7.9 million of cash in fiscal 2008 and 2007, respectively. Expenditures for property, plant and equipment were $8.3 million, $12.4 million and $13.4 million in fiscal 2009, 2008 and 2007, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past three fiscal years:

(millions)	2009	2008	2007
Current debt	$15.5	$-	$32.8
Long-term debt	16.1	60.0	10.0
Total debt	31.6	60.0	42.8
Shareholders’ equity	115.8	122.3	200.2
Total capitalization	$147.4	$182.3	$243.0
Total debt to total capitalization	21.4%	32.9%	17.6%

Cash flows used for financing activities totaled $32.7 million in fiscal 2009.  Financing activities provided $15.1 million and $5.3 million in fiscal 2008 and 2007, respectively. Payments on long-term debt were $60.0, $20.8 million and $17.0 in fiscal 2009, 2008 and 2007, respectively.

On February 12, 2008 the Company entered into a Term Loan Agreement with JPMorgan Chase Bank N.A., as lender and agent and the other lenders named therein. The Term Loan Agreement consisted of a $60.0 million term loan maturing on February 12, 2013. The term loan bore interest at LIBOR plus an applicable margin of between 1.25% and 2.00%. At October 3, 2008, the margin in effect was 2.0%. On October 13, 2008, the Company entered into an Omnibus Amendment of its Term Loan Agreement and revolving credit facility effective as of October 3, 2008 with the lending group, including JPMorgan Chase Bank.  On the same date, the Company also entered into a Security Agreement with the lending group.  The Omnibus Amendment temporarily modified certain provisions of the Company’s Term Loan and revolving credit facility.  The Security Agreement was granted in favor of the lending group and covered certain inventory and accounts receivable.  The Omnibus Amendment reset the applicable margin on the LIBOR based debt at 3.25% and modified certain financial and non-financial covenants.  The Omnibus Amendment did not reset the net worth covenant and the Company was in non-compliance with this covenant as of October 3, 2008.  On December 31, 2008, the Company entered into an amended term loan and revolving credit facility agreement with the lending group which were both effective as of January 2, 2009.  Changes to the term loan included shortening the maturity date to October 7, 2010, and adjusting financial covenants and adjusting interest rates. The revised term loan bore interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50%.  The revolving credit facility was reduced from $75.0 million to $30.0 million.  The maturity of the revolving credit facility remained unchanged at October 7, 2010 and bore interest at LIBOR plus 4.50%.

On September 29, 2009, the Company and certain of its subsidiaries entered into new credit facilities.  The credit facilities consisted of five separate Term Loan Agreements, each dated as of September 29, 2009 (the "Term Loan Agreements" or "Term Loans"), between the Company or one of its subsidiaries and Ridgestone Bank ("Ridgestone"), and a Revolving Credit and Security Agreement dated as of September 29, 2009 among the Company, certain of its subsidiaries, PNC Bank, National Association, as lender, as administrative agent and collateral agent, and the other lenders named therein (the "Revolving Credit Agreement" or "Revolver" and collectively, with the Term Loans, the "Debt Agreements").

The Debt Agreements replaced the Company's amended term loan and revolving credit facility agreement which were effective as of January 2, 2009 with JPMorgan Chase Bank N.A., as lender and administrative agent, and the other lenders named therein.

The new Term Loan Agreements provide for aggregate term loan borrowings of $15.9 million with maturity dates ranging from 15 to 25 years from the date of the Term Loan Agreement.  Each Term Loan requires monthly payments of principal and interest.  Interest on $9.3 million of the aggregate outstanding amount of the Term Loans is based on the prime rate plus 2.0 percent, and the remainder on the prime rate plus 2.75 percent.  The Term Loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured by certain real and tangible properties of the Company's subsidiaries.

The new Revolving Credit Agreement, maturing in September 2012, provides for funding of up to $69.0 million.  Borrowing availability under the Revolver is based on certain eligible working capital assets, primarily account receivables and inventory. The Revolver is secured by working capital assets and other intangible assets of the Company and its subsidiaries.  The interest rate on the Revolver is based primarily on LIBOR plus 3.25 percent with a minimum LIBOR floor of 2.0 percent.

The Company incurred approximately $1.5 million of financing fees in conjunction with the execution of the Debt Agreements.  The Company also incurred approximately $1.3 million of financing fees related to amending the Company’s previous debt agreements.  See "Note 4 Indebtedness" for additional information.

See “Note 19 Subsequent Events” regarding the Company’s Canadian asset backed credit facility.

On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over a five year period beginning on December 14, 2007. Interest on the Swap was settled quarterly, starting on March 14, 2008.  The purpose of entering into the Swap transaction was to lock the interest rate the Company’s $60.0 million of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin.  As a result of the amendment and restatement of the Company’s then-existing debt agreements on January 2, 2009 and the related imposition of a LIBOR floor in the terms of those restated debt agreements, the Swap was no longer an effective economic hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.  On January 8, 2009 the Company paid $1.2 million under an agreement to shorten the term of the Swap and on the same date entered into two additional interest rate swap contracts in order to neutralize its exposure to potential further losses under the Swap.  In the third quarter of fiscal 2009, the Company terminated all of its interest rate swap contracts and paid $4.9 million in final cash settlements of those instruments.  Please see “Note 5 Derivative Instruments and Hedging Activities” for additional information.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facility, including interest, operating leases and open purchase orders. The following schedule details these significant contractual obligations at October 2, 2009.

	Payment Due by Period
(millions)	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Long-term debt	$15.9	$0.4	$1.0	$1.0	$13.5
Short-term debt	14.9	14.9	-	-	-
Operating lease obligations	24.7	6.5	7.7	5.0	5.5
Capital lease obligations	0.8	0.2	0.3	0.3	-
Open purchase orders	55.4	55.4	-	-	-
Contractually obligated interest payments	11.4	1.0	1.7	1.6	7.1
Total contractual obligations	$123.1	$78.4	$10.7	$7.9	$26.1

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of October 2, 2009. Future interest costs on the revolving credit facility cannot be estimated due to the variability of the amount of borrowings and the interest rates on that facility. Estimated future interest payments on the $15.9 million floating rate bank term debt and the $12.0 million revolving credit facility were calculated under the terms of the debt agreements in place at October 2, 2009 using the market rates applicable in the current period and assuming that this rate would not change over the life of the term loan.

The Company also utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding at October 2, 2009 were less than $0.1 million compared to $2.2 million at October 3, 2008, as the Company collateralized $2.2 million of its potential future workers compensation claims with cash in order to facilitate the closing of the its debt agreements at year end.

The Company anticipates making contributions to its defined benefit pension plans of $1.3 million through October 1, 2010.

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

Foreign Operations

The Company has significant foreign operations for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 27% of the Company’s revenues for the year ended October 2, 2009 were denominated in currencies other than the U.S. dollar.  Approximately 16% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.  In 2009, the Company used foreign currency forward contracts to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.  There were no foreign currency derivative contracts utilized in 2008.

Interest Rates

The Company may use interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates. See “Note 5 Derivative Instruments and Hedging Activities” for additional information.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures include costs associated with metals, resins and packaging materials.

Sensitivity to Changes in Value

The estimated maximum potential loss from a 100 basis point movement in interest rates on the Company's term loan and short term borrowings outstanding at October 2, 2009 is $0 in fair value and $0.3 million in annual income before income taxes.  These estimates are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates or the effect of interest rate floors.

The Company had $15.9 million outstanding in Prime based term loans, with maturities ranging from 15 to 25 years, with interest and principal payable monthly.  The term loans bear interest at the Prime rate, which is reset each quarter at the prevailing rate.  The fair market value of these term loans was $15.9 million as of October 2, 2009.

Other Factors

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

Goodwill and Other Intangible Assets Impairment

Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.  Annual impairment tests are performed by the Company in the fourth quarter of each fiscal year.  During 2009, the Company elected to change the measurement date of its annual assessment of goodwill impairment to one month earlier- from the end of the fiscal year to the last day of fiscal August.

The Company completed its annual goodwill impairment test under ASC 350, Intangibles – Goodwill and Other, in the fourth quarter of 2009. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using  a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  The Company has three reporting units that have recorded goodwill and other indefinite lived intangibles that were tested for impairment. The Canadian Watercraft reporting unit had a fair value that was 78% below its net book value and was determined to be fully impaired resulting in an impairment charge of $0.3 million.  The Global Diving reporting unit and the Marine Electronics reporting unit had fair values that were above their respective net book values and carried goodwill of approximately $4.0 million and $10.7 million respectively.  The estimate of fair value for the reporting units are calculated using a discounted cash flow analysis, which requires a number of key estimates and assumptions.  We estimated the future cash flows of the reporting units based on historical and forecasted revenues and operating costs.  We applied a discount rate to the estimated future cash flows for purposes of the valuation.  This discount rate is based on the estimated weighted average cost of capital, which includes certain assumptions such as market capital structure, market betas, risk-fee rate of return and estimated costs of borrowing.  Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis in a given year.  At the Company’s annual impairment testing date, the measurement of the Global Diving reporting unit indicated that Global Diving is at risk for failing its impairment test in future periods in the event significant assumptions such as an increase to the discount rate or reduction in estimated earnings were to occur in the future period.

The Company recognized a $0.3 million and $41.0 million impairment charge in fiscal 2009 and 2008, respectively.  The Company’s remaining goodwill and indefinite lived intangibles could be further impaired in future periods.  A number of factors, many of which the Company has no ability to control, could affect its financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions that the Company used in its calculation.  These factors include:  prolonged global economic crisis, a significant decrease in demand for the Company’s products, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator and successful efforts by the Company’s competitors to gain market share.

The Company’s cash flow assumptions are based on historical and forecasted revenue, operating costs and other relevant factors.  If management’s estimates of future operating results change or if there are changes to other assumptions, the estimated fair value of the Company’s reporting units may change significantly.  Such changes could result in impairment charges in future periods, which could have a significant impact on the Company’s operating results and financial condition.

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

New Accounting Pronouncements

Effective October 4, 2008, the Company adopted the provisions of a new accounting pronouncement regarding fair value measurements (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements).  This accounting pronouncement, codified under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It also clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which market is the principal or most advantageous market for the asset or liability.  In February 2008, the FASB granted a one year deferral of the effective date of this pronouncement for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of this accounting pronouncement with respect to its financial assets and financial liabilities only effective as of October 4, 2008. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 6 – Fair Value Measurements for additional disclosures.  The Company does not expect application of this pronouncement with respect to its non-financial assets and non-financial liabilities to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS No. 141(R) Business Combinations). The purpose of this accounting pronouncement, codified under FASB ASC Topic 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The pronouncement also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase. The pronouncement will be applied on a prospective basis for business combinations where the acquisition date is on or after the beginning of the Company’s 2010 fiscal year.

In December 2007, the FASB issued a new accounting pronouncement concerning noncontrolling interests in consolidated financial statements (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51). The objective of the pronouncement, codified under FASB ASC Topic 810, is to improve the financial information provided in consolidated financial statements. The pronouncement amends previous guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The pronouncement also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. The pronouncement is effective for the Company’s 2010 fiscal year. The Company does not anticipate that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued a new accounting pronouncement about the fair value option (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115). This pronouncement, codified under FASB ASC Topic 820, permits an entity to elect to measure many financial instruments and certain other items at fair value. The fair value option permits an entity to choose to measure eligible items at fair value at specified election dates. Entities electing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  This pronouncement became effective for the Company on October 4, 2008.  The Company elected not to measure any eligible items using the fair value option and, therefore, the pronouncement did not have an impact on the Company’s consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

Effective October 4, 2008, the Company adopted the provisions of a new accounting pronouncement regarding disclosures about derivative instruments and hedging activities (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The adoption of this statement, codified under FASB ASC Topic 815, did not have a material impact on the Company’s consolidated results of operations and financial condition. See “Note 5 – Derivative Instruments and Hedging Activities” for additional disclosures.

Effective July 3, 2009, the Company adopted the provisions of a new accounting pronouncement about subsequent events (formerly SFAS No. 165, Subsequent Events).  This pronouncement, found under FASB ASC Topic 855, requires additional disclosures regarding a company’s subsequent events occurring after the balance sheet date.  The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.  See “Note 19 – Subsequent Events” for additional disclosures.

Effective July 3, 2009, the Company adopted the provisions of a new accounting pronouncement regarding interim disclosures about the fair value of financial instruments (formerly SFAS No. 107-1 Interim Disclosures about Fair Value of Financial Instruments).  The adoption of this pronouncement, codified under FASB ASC topic 820, did not have a material impact on the Company’s consolidated results of operations and financial condition.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-40.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation as of October 2, 2009, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2009 at reaching a level of reasonable assurance. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

(b)	Changes in Internal Control over Financial Reporting

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

(c)	Management’s Annual Report on Internal Control over Financial Reporting

The annual report of management required under this Item 9A(T) is contained in the section titled “Item 8. Financial Statements and Supplementary Data” under the heading “Management’s Report on Internal Control over Financial Reporting.”

(d)	Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 30, 2010. Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders.

The Audit Committee of the Company's Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr. and John M. Fahey, Jr.

ITEM 11.     EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Compensation of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 30, 2010.

Equity Compensation Plan Information

The following table summarizes share information, as of October 2, 2009, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan and the Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	180,288	$8.23	436,745(1)

(1)
All of the available shares under the 2003 Non-Employee Director Stock Ownership Plan (78,937) and under the 2000 Long-Term Stock Incentive Plan (353,554) may be issued upon the exercise of stock options or granted as non-vested stock, and, in the case of the 2000 Long-Term Stock Incentive Plan, as share units.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 30, 2010. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 30, 2010.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before January 30, 2010.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

●	Management’s Report on Internal Control over Financial Reporting
●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets – October 2, 2009 and October 3, 2008
●	Consolidated Statements of Operations – Years ended October 2, 2009, October 3, 2008 and September 28, 2007
●	Consolidated Statements of Shareholders’ Equity – Years ended October 2, 2009, October 3, 2008 and September 28, 2007
●	Consolidated Statements of Cash Flows – Years ended October 2, 2009, October 3, 2008 and September 28, 2007
●	Notes to Consolidated Financial Statements

Financial Statement Schedules

All schedules are omitted because they are not applicable, are not required or the required information has been included in the consolidated financial statements or notes thereto.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 11th day of December 2009.

JOHNSON OUTDOORS INC.
(Registrant)

By /s/ Helen P. Johnson-Leipold
     Helen P. Johnson-Leipold
     Chairman and Chief Executive
     Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of December 2009.

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

3.2	Bylaws of the Company as amended and restated through September 23, 2008. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended October 3, 2008 and incorporated herein by reference.)

4.1	Note Agreement dated October 1, 1995. (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended December 29, 1995 and incorporated herein by reference.)

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

9.2
Johnson Outdoors Inc. Class B common stock Amended and Restated Voting Trust Agreement, dated December 10, 2007. (Filed as Exhibit 99.54 to Amendment No. 12 to the Schedule 13D filed by Helen P. Johnson-Leipold on December 12, 2007 and incorporated herein by reference.)

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

10.24
Revolving Credit and Security Agreement dated as of September 29, 2009 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender, as administrative agent and collateral agent, and the other lenders named therein (filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.25
Term Loan Agreement (loan number 15613) dated as of September 29, 2009 among Techsonic Industries Inc., Johnson Outdoors Marine Electronics LLC and Ridgestone Bank (filed as Exhibit 99.3 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.26
Term Loan Agreement (loan number 15612) dated as of September 29, 2009 between Johnson Outdoors Gear LLC and Ridgestone Bank (filed as Exhibit 99.4 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.27
Term Loan Agreement (loan number 15628) dated as of September 29, 2009 between Johnson Outdoors Watercraft Inc. and Ridgestone Bank (filed as Exhibit 99.5 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.28
Term Loan Agreement (loan number 15614) dated as of September 29, 2009 between Johnson Outdoors Watercraft Inc. and Ridgestone Bank (filed as Exhibit 99.6 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.29
Term Loan Agreement (loan number 15627) dated as of September 29, 2009 between Johnson Outdoors Watercraft Inc. and Ridgestone Bank (filed as Exhibit 99.7 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.30
Revolving Credit and Security Agreement dated as of November 4, 2009 among Johnson Outdoors Canada Inc., National City Bank, Canada branch, as administrative agent and collateral agent and the other lenders named therein.

18	Letter regarding Change in Accounting Principle.

21	Subsidiaries of the Company as of October 2, 2009.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of October 2, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Helen P. Johnson-Leipold	David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors of Johnson Outdoors, Inc.

We have audited the accompanying consolidated balance sheets of Johnson Outdoors, Inc. as of October 2, 2009 and October 3, 2008, and the related consolidated statements of operations,  shareholders' equity, and cash flows for each of the three years in the period ended October 2, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Johnson Outdoors, Inc.  at October 2, 2009 and October 3, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 2009 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the financial statements, in the year ended October 2, 2009, the Company changed the timing of its annual goodwill assessment.  In the year ended October 3, 2008, the Company changed its method of accounting for uncertain tax positions to conform with the guidance originally issued in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified in FASB Topic 740 – Income Taxes).  In the year ended September 29, 2007, the Company changed its method of accounting for pensions and other post retirement benefits to conform with the guidance originally issued in FASB statement No. 158 Employers' Accounting for Defined Pension and Other Postretirement Plans (codified in FASB Topic 715 Compensation - Retirement Benefits).

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

December 11, 2009

CONSOLIDATED BALANCE SHEETS

	October 2	October 3
(thousands, except share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$27,895	$41,791
Accounts receivable, less allowance for doubtful
accounts of $2,695 and $2,577, respectively	43,459	52,710
Inventories, net	61,085	85,999
Deferred income taxes	2,168	2,963
Other current assets	7,748	6,251
Total current assets	142,355	189,714
Property, plant and equipment, net	33,490	39,077
Deferred income taxes	3,391	594
Goodwill	14,659	14,085
Other intangible assets, net	6,247	6,442
Other assets	10,140	5,157
Total assets	$210,282	$255,069
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$14,890	$-
Current maturities of long-term debt	584	3
Accounts payable	18,469	24,674
Accrued liabilities:
Salaries, wages and benefits	7,834	8,671
Accrued discounts and returns	5,253	5,776
Accrued interest payable	47	234
Income taxes payable	750	1,318
Other	13,014	14,713
Total current liabilities	60,841	55,389
Long-term debt, less current maturities	16,089	60,000
Deferred income taxes	593	1,111
Retirement benefits	9,188	6,774
Other liabilities	7,746	9,511
Total liabilities	94,457	132,785
Shareholders' equity:
Preferred stock: none issued	-	-
Common stock:
Class A shares issued and outstanding:	404	400
October 2, 2009: 8,066,965
October 3, 2008: 8,006,569
Class B shares issued and outstanding:	61	61
October 2, 2009: 1,216,464
October 3, 2008: 1,216,464
Capital in excess of par value	58,343	57,873
Retained earnings	43,500	53,171
Accumulated other comprehensive income	13,560	10,779
Treasury stock at cost, 8,071 shares of Class A
common stock	(43)	-
Total shareholders' equity	115,825	122,284
Total liabilities and shareholders' equity	$210,282	$255,069

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	October 2 2009	October 3 2008	September 28 2007
Net sales	$356,523	$420,789	$430,604
Cost of sales	223,741	261,238	255,108
Gross profit	132,782	159,551	175,496
Operating expenses:
Marketing and selling	83,001	101,127	100,818
Administrative management, finance and information systems	37,608	42,796	38,646
Research and development	11,100	12,495	12,254
Impairment losses	697	41,007	-
Litigation settlement	-	-	4,400
Gains related to New York flood	-	-	(2,874)
Profit sharing	104	179	2,226
Total operating expenses	132,510	197,604	155,470
Operating profit (loss)	272	(38,053)	20,026
Interest income	(193)	(766)	(738)
Interest expense	9,949	5,695	5,162
Other expense (income), net	635	1,315	(193)
(Loss) Income before income taxes	(10,119)	(44,297)	15,795
Income tax (benefit) expense	(407)	24,178	5,246
(Loss) Income from continuing operations	(9,712)	(68,475)	10,549
Income (Loss) from discontinued operations, net of income
tax benefit of $0, $0 and $772 respectively	41	(2,559)	(1,315)
Net (loss) income	$(9,671)	$(71,034)	$9,234
Weighted average common shares – Basic:
Class A	7,948	7,876	7,848
Class B	1,217	1,217	1,218
Dilutive stock options and non-vested stock	-	-	188
Weighted average common shares – Dilutive	9,165	9,093	9,254
(Loss) Income from continuing operations per common share – Basic:
Class A	$(1.06)	$(7.53)	$1.18
Class B	$(1.06)	$(7.53)	$1.06
Loss from discontinued operations per common share – Basic:
Class A	$-	$(0.28)	$(0.15)
Class B	$-	$(0.28)	$(0.13)
Net (loss) income per common share – Basic:
Class A	$(1.06)	$(7.81)	$1.03
Class B	$(1.06)	$(7.81)	$0.93
(Loss) income from continuing operations per common Class A and B share – Dilutive	$(1.06)	$(7.53)	$1.14
Loss from discontinued operations per common Class A and B share – Dilutive	$-	$(0.28)	$(0.14)
Net (loss) income per common Class A and B share – Dilutive	$(1.06)	$(7.81)	$1.00
Dividends declared per share:
Class A	$-	$0.22	$0.11
Class B	$-	$0.20	$0.10

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 29, 2006	$454	$55,459	$118,015	$-	$6,953	$13,666
Net income	-	-	9,234	-	-	9,234
Dividends declared	-	-	(996)	-	-	-
Exercise of stock options (1)	1	591	-	-	-	-
Issuance of stock under employee stock purchase plan	1	160	-	-	-	-
Stock-based compensation and award of restricted shares	2	625	-	-	-	-
Translation adjustment	-	-	-	-	10,379	10,379
Additional minimum pension liability (2)	-	-	-	-	45	45
Comprehensive income	-	-	-	-	-	19,658
Adoption of change in pension accounting (3)	-	-	-	-	(758)
BALANCE AT SEPTEMBER 28, 2007	458	56,835	126,253	-	16,619	-
Net loss	-	-	(71,034)	-	-	(71,034)
Dividends declared	-	-	(2,003)	-	-	-
Exercise of stock options (1)	1	154	(45)	80	-	-
Issuance of stock under employee stock purchase plan	1	135	-	-	-	-
Stock-based compensation and award of restricted shares	1	749	-	-	-	-
Translation adjustment	-	-	-	-	(1,295)	(1,295)
Change in pension plans (2)	-	-	-	-	(1,786)	(1,786)
Purchase of treasury stock at cost	-	-	-	(80)	-	-
Changes in fair value of cash flow hedges	-	-	-	-	(2,759)	(2,759)
Comprehensive loss	-	-	-	-	-	(76,874)
BALANCE AT OCTOBER 3, 2008	461	57,873	53,171	-	10,779
Net loss	-	-	(9,671)	-	-	(9,671)
Exercise of stock options (1)	-	43	-	-	-
Stock-based compensation and award of restricted shares	4	427	-	-	-
Translation adjustment	-	-	-	-	5,960	5,960
Change in pension plans (2)	-	-	-	-	(1,976)	(1,976)
Purchase of treasury stock at cost	-	-	-	(43)	-
Changes in fair value of cash flow hedges	-	-	-	-	(3,178)	(3,178)
Amoritzation of unrealized loss on interest rate swaps	-	-	-	-	1,975	1,975
Comprehensive loss	-	-	-	-	-	$(6,890)
BALANCE AT OCTOBER 2, 2009	$465	$58,343	$43,500	$(43)	$13,560

(1) Includes tax benefit related to exercise of stock options of $0, $29, and $111 for 2009, 2008, and 2007, respectively.
(2) Net of tax provision of $(751), $(705), and $33 for 2009, 2008, and 2007, respectively.
(3) Net of tax provision of $560 for 2007.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	October 2 2009	October 3 2008	September 28 2007
CASH PROVIDED BY OPERATING ACTIVITIES
Net (loss) income	$(9,671)	$(71,034)	$9,234
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,717	9,423	9,079
Amortization of intangible assets and deferred financing costs	1,168	633	323
Write off of deferred financing fees	1,006	-	-
Impairment losses	697	41,007	-
Amortization of unrealized loss on interest rate swap	1,975	-	-
Loss on sale of property, plant and equipment	337	565	12
Provision for doubtful accounts receivable	1,491	735	990
Provision for inventory reserves	3,093	5,552	1,687
Stock-based compensation	428	711	651
Deferred income taxes	(2,156)	20,647	(88)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable	8,795	7,079	(3,063)
Inventories	23,312	(577)	(22,550)
Accounts payable and accrued liabilities	(10,446)	(15,809)	5,366
Other current assets	(1,329)	2,153	(831)
Other non-current assets	(415)	1,800	(1,855)
Other long-term liabilities	907	1,898	2,371
Other, net	706	503	(668)
	30,615	5,286	658
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(1,005)	(6,329)	(9,409)
Additions to property, plant and equipment	(8,321)	(12,424)	(13,418)
Proceeds from sale of property, plant and equipment	64	534	814
Payments on interest rate swaps	(6,662)	-	-
	(15,924)	(18,219)	(22,013)
CASH (USED FOR) PROVDED BY FINANCING ACTIVITIES
Net borrowings (repayments) on short-term debt	14,678	(22,000)	22,000
Borrowings on long-term debt	15,892	60,000	-
Principal payments on senior notes and other long-term debt	(60,022)	(20,803)	(17,001)
Deferred financing costs paid to lenders	(2,808)	(386)	-
Excess tax benefits from stock-based compensation	-	30	111
Dividends paid	(501)	(2,000)	(498)
Common stock transactions	43	301	642
	(32,718)	15,142	5,254
Effect of foreign currency fluctuations on cash	4,131	350	3,644
(Decrease) Increase in cash and cash equivalents	(13,896)	2,559	(12,457)
CASH AND CASH EQUIVALENTS
Beginning of year	41,791	39,232	51,689
End of year	$27,895	$41,791	$39,232

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2009

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal year ended October 2, 2009 (hereinafter 2009), comprised 52 weeks.  The fiscal year ended October 2, 2008 (hereinafter 2008), comprised 53 weeks. The fiscal year ended September 28, 2007 (hereinafter 2007) comprised 52 weeks.

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

Accounts Receivable

Accounts receivable are recorded at face value less an allowance for doubtful accounts. The allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to reduce the amount recorded to an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market.  Market is determined on the basis of estimated realizable values.

Inventories at the end of the respective fiscal years consist of the following:

	2009	2008
Raw materials	$20,745	$30,581
Work in process	2,403	2,834
Finished goods	44,189	58,930
	67,337	92,345
Less reserves	6,252	6,346
	$61,085	$85,999

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

Property, plant and equipment at the end of the respective years consist of the following:

	2009	2008
Property and improvements	$699	$1,240
Buildings and improvements	21,463	25,481
Furniture, fixtures and equipment	93,571	106,252
	115,733	132,973
Less accumulated depreciation	82,243	93,896
	$33,490	$39,077

Capital Leases

The Company leases certain equipment used in its operations some of which require capitalization. For such leases, the related asset is recorded in property, plant and equipment and an offsetting amount is recorded as a capital lease obligation. Amortization of assets recorded under capital lease is based on the lesser of the assets’ useful life or the life of the lease and is included in depreciation expense.  See further disclosure at Note 7 “Leases and other Commitments.”

Goodwill

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

During fiscal 2009, the Company changed its annual goodwill measurement date from its fiscal year end to the last day of fiscal August and performed the fiscal 2009 assessment as of that date.  The assessment included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective implied fair value as of the measurement date, September 4, 2009.  Fair value was determined using a discounted cash flow and market participant analysis for each reporting unit.  When the fair value of the reporting unit is greater than its carrying amount, there is no impairment.  If the reporting unit carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The results of the impairment test performed indicated impairment of the remaining goodwill related to a reporting unit of the Watercraft segment.  The Company performed the second step which resulted in the full impairment of the goodwill and a non-cash charge of $312 was recognized in the fourth quarter of fiscal 2009.  No indications of impairment have been identified between the date of the annual impairment test and October 2, 2009.  Due to the current economic uncertainty and other factors, the Company cannot assure that remaining goodwill will not be further impaired in future periods.

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

With the assistance of a third-party valuation firm, the Company performed the second step and determined that an impairment of goodwill existed.  Accordingly, a non-cash charge of $39,603 was recognized in the fourth quarter of fiscal 2008 for goodwill impairment.

The changes in the carrying amount of segment goodwill for fiscal 2009 and 2008 are as follows:

	Marine Electronics	Outdoor Equipment	Watercraft	Diving	Consolidated
Balance at September 28, 2007	$14,596	$563	$6,587	$29,708	$51,454
Currency translations	(92)	-	(345)	933	496
Acquisitions	1,738	-	-	-	1,738
Impairment charges	(6,229)	(563)	(5,904)	(26,907)	(39,603)
Balance at October 3, 2008	10,013	-	338	3,734	14,085
Currency translations	85	-	(26)	220	279
Acquisitions	607	-	-	-	607
Impairment charges	-	-	(312)	-	(312)
Balance at October 2, 2009	$10,705	$-	$-	$3,954	$14,659

Other Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 3 to 25 years for patents and other intangible assets with definite lives.  During 2008, the final allocation of the purchase price related to the Geonav acquisition was completed resulting in definite lived intangible assets of $1,833.  The weighted average amortization period for these assets is 17 years.  During 2009, the final allocation of the purchase price related to the Navicontrol acquisition was completed resulting in definite lived intangible assets of $368.  The weighted average amortization period for these assets is 13 years.

During the fourth quarter of fiscal 2009, the Company completed its annual fair value-based impairment test on indefinite lived intangibles.  There was no impairment of other intangibles recorded for the year ended October 2, 2009 or for the year ended September 28, 2007.  During the fourth quarter of fiscal 2008, the Company carried out its annual fair value based impairment test on indefinite lived intangibles and recorded an impairment charge of $1,400.

Intangible assets at the end of the respective years consist of the following:

	2009	2008
Patents	$3,265	$3,457
Trademarks	5,555	5,218
Other	1,683	1,620
	10,503	10,295
Less accumulated amortization	4,256	3,853
Net patents, trademarks and other	$6,247	$6,442

Trademarks at October 2, 2009 consisted of $4,270 of trademarks ($4,158 at October 3, 2008) which have indefinite lives and are not amortized. Amortization of patents and other intangible assets with definite lives was $417, $453, and $150 for 2009, 2008, and 2007, respectively. Amortization of these intangible assets is expected to be approximately $470 per year until they are fully amortized (the unamortized value of these assets was $1,977 and $2,284 as of October 2, 2009 and October 3, 2008, respectively).

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company performs undiscounted cash flow analysis to determine if potential impairment exists.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value.  For fiscal 2009 and 2008, the Company prepared an undiscounted cash flow analysis for those assets where an indicator of impairment existed.  For fiscal 2009, upon completion of the undiscounted cash flow analysis, there was an indicator of impairment for a warehouse facility in Casarza-Ligure, Italy and the Company recorded $385 as an impairment of its long-lived assets.  There was no impairment recorded in fiscal 2008 or 2007.

Warranties

The Company provides for warranties of certain products as they are sold. Accruals for warranties are included in the “Accrued discounts and returns” line in the Consolidated Balance Sheets.  The following table summarizes the warranty activity for the three years in the period ended October 2, 2009.

Balance at September 29, 2006	$3,844
Expense accruals for warranties issued during the year	4,006
Less current year warranty claims paid	3,560
Balance at September 28, 2007	4,290
Expense accruals for warranties issued during the year	3,742
Less current year warranty claims paid	3,671
Balance at October 3, 2008	4,361
Expense accruals for warranties issued during the year	3,264
Less current year warranty claims paid	3,429
Balance at October 2, 2009	$4,196

Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive income (loss)” on the accompanying balance sheets as of fiscal year end 2009 and 2008 are as follows:

	2009	2008
Foreign currency translation adjustment	$22,340	$16,380
Unamortized loss on pension plans, net of
tax of $0 and $33, respectively	(4,818)	(2,842)
Unrealized loss on interest rate swaps	(3,962)	(2,759)
Accumulated other comprehensive income	$13,560	$10,779

Earnings per Share

Net income or loss per share of Class A Common Stock and Class B Common Stock is computed using the two-class method.

Holders of Class A Common Stock are entitled to cash dividends equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, the undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each such class is entitled to receive.

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

For 2007, basic income per share for Class A and Class B shares has been presented using the two class method.  For 2008 and 2009, basic loss per share for Class A and Class B shares is the same due to the  net loss incurred during such periods.

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

For 2007, diluted net income per share reflects the effect of dilutive stock options and non-vested stock using the treasury method and assumes the conversion of Class B Common Stock into Class A Common Stock.  For 2008 and 2009, the effect of stock options and non-vested stock is excluded from the diluted loss per share calculation as they would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per common share:

	2009	2008	2007
(Loss) Income from continuing operations	$(9,712)	$(68,475)	$10,549
Income (Loss) from discontinued operations	41	(2,559)	(1,315)
Net (loss) income	$(9,671)	$(71,034)	$9,234
(Loss) Income from continuing operations per common share – Basic:
Class A	$(1.06)	$(7.53)	$1.18
Class B	$(1.06)	$(7.53)	$1.06
Loss from discontinued operations per common share – Basic:
Class A	$-	$(0.28)	$(0.15)
Class B	$-	$(0.28)	$(0.13)
Net (loss) income per common share – Basic:
Class A	$(1.06)	$(7.81)	$1.03
Class B	$(1.06)	$(7.81)	$0.93
(Loss) Income from continuing operations per common Class A and B share – Dilutive	$(1.06)	$(7.53)	$1.14
Loss from discontinued operations per common Class A and B share – Dilutive	$-	$(0.28)	$(0.14)
Net (loss) income per common Class A and B share – Dilutive	$(1.06)	$(7.81)	$1.00

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for 2009 and 2008 because they would have been anti-dilutive totaled 180,288 and 271,043, respectively. There were no anti-dilutive stock options for 2007.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for 2009, 2008 and 2007 because they would have been anti-dilutive totaled 105,827, 109,277, and 41,717, respectively.

Stock-Based Compensation

Stock-based compensation cost is recorded for all options and granted non-vested stock based on the grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award recipient. No stock options were granted in 2009, 2008 or 2007.  See Note 12 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, non-vested stock, phantom stock and employee stock purchase plans.

Cash flows from income tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock-based awards have been classified as financing cash flows.

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

The Company adopted the provisions of the guidance originally issued in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (codified in FASB Topic 740 – Income Taxes) on September 29, 2007.  See “Note 8 Income Taxes” for additional discussion.

Employee Benefits

The Company and certain of its subsidiaries have various retirement and profit sharing plans. The Company does not have any significant foreign retirement plans. Pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. The Company’s policy is to annually fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto. Other retirement costs are funded at least annually. Effective September 30, 2009, the Company elected to freeze its U.S. defined benefit pension plans. The effect of this action is a cessation of benefit accruals related to service performed after September 30, 2009.  See “Note 9 Employee Benefits” for additional discussion.

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

Currency gains and losses are realized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are realized through the settlement of transactions denominated in other than the local currency. The Company realized currency losses from transactions of $796, $1,945, and $584 for 2009, 2008, and 2007, respectively.

The Company operates internationally, which gives rise to exposure to market risk from movements in foreign currency exchange rates.  The Company does not enter into foreign exchange contracts for trading or speculative purposes. Gains and losses on unhedged exposures are recorded in operating results.

Approximately 27% of the Company’s revenues for the year ended October 2, 2009 were denominated in currencies other than the U.S. dollar. Approximately 16% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies or borrowings in foreign currencies.  In 2009, the Company used foreign currency forward contracts to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.  No such transactions were entered into during fiscal years 2008 or 2007.

Revenue Recognition

Revenue from sales is recognized when all substantial risk of ownership transfers to the customer, which is generally upon shipment of products. Estimated costs of returns and allowances and discounts are accrued as a reduction to sales when revenue is recognized.

Advertising

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising expense in 2009, 2008, and 2007 totaled $19,481, $24,355 and $22,743, respectively. These charges are included in the “Marketing and selling” line in the Company’s Consolidated Statements of Operations.  Capitalized costs at October 2, 2009 and October 3, 2008 totaled $750 and $1,390, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs are included in marketing and selling expense and totaled $9,727, $14,156, and $15,001 for 2009, 2008, and 2007, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products which are capitalized once technological feasibility is established. The amount capitalized related to software development was $4,464, less accumulated amortization of $2,353 at October 2, 2009 and $2,854, less accumulated amortization of $1,752 at October 3, 2008.  These costs are amortized over the expected life of the software. The amounts expensed by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Company's Consolidated Statements of Operations.

Fair Values

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at October 2, 2009 and October 3, 2008 due to the short maturities of these instruments. During 2009, the Company held interest rate swap contracts and foreign currency forward contracts that were carried at fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

Valuation Techniques

Over the Counter Derivative Contracts

The value of over the counter derivative contracts, such as interest rate swaps and foreign currency forward contracts, are derived using pricing models, which take into account the contract terms, as well as other inputs, including, where applicable, the notional values of the contracts, payment terms, maturity dates, credit risk, interest rate yield curves, and contractual and market currency exchange rates.  The pricing model used for valuing interest rate swaps does not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case with the generic interest rate swap the Company held during the year.

Rabbi Trust Assets

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.

Goodwill and Other Intangible Assets

In assessing the recoverability of the Company's goodwill and other intangible assets, the Company estimates the future discounted cash flows of the businesses to which the goodwill relates.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  In determining estimated future cash flows, the Company makes assumptions regarding anticipated financial position, future earnings and other factors to determine the fair value of the respective assets.

See “Note 4 Indebtedness” for disclosures regarding the fair value of long-term debt and “Note 6 Fair Value Measurements” for disclosures regarding fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.  These reclassifications were associated with the classification of our Escape business as discontinued.  See “Note 17 Discontinued Operations” for additional information.

New Accounting Pronouncements

Effective October 4, 2008, the Company adopted the provisions of a new accounting pronouncement regarding fair value measurements originally issued under Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements.  This accounting pronouncement, found under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It also clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which market is the principal or most advantageous market for the asset or liability.  In February 2008, the FASB granted a one year deferral of the effective date of this pronouncement for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of this accounting pronouncement with respect to its financial assets and financial liabilities only, effective as of October 4, 2008. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 6 – Fair Value Measurements for additional disclosures.  The Company does not expect application of this pronouncement with respect to its non-financial assets and non-financial liabilities to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations originally issued under SFAS No. 141(R) Business Combinations. The purpose of this accounting pronouncement, found under FASB ASC Topic 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The pronouncement requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact tax expenses. The pronouncement also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase. The pronouncement is effective for fiscal 2010 on a prospective basis for all business combinations and will impact accounting for all future transactions.

In February 2007, the FASB issued a new accounting pronouncement about the fair value option originally issued under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This pronouncement, found under FASB ASC Topic 820, permits an entity to elect to measure many financial instruments and certain other items at fair value. The fair value option permits an entity to choose to measure eligible items at fair value at specified election dates. Entities electing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  This pronouncement became effective for the Company on October 4, 2008.  The Company elected not to measure any eligible items using the fair value option and, therefore, the pronouncement did not have an impact on the Company’s consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

Effective October 4, 2008, the Company adopted the provisions of a new accounting pronouncement regarding disclosures about derivative instruments and hedging activities originally issued under SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. The adoption of this statement, found under FASB ASC Topic 815, did not have a material impact on the Company’s consolidated results of operations and financial condition. See “Note 5 – Derivative Instruments and Hedging Activities” for additional disclosures.

Effective July 3, 2009, the Company adopted the provisions of a new accounting pronouncement about subsequent events originally issued under SFAS No. 165, Subsequent Events.  This pronouncement, found under FASB ASC Topic 855, requires additional disclosures regarding a company’s subsequent events occurring after the balance sheet date.  The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.  See “Note 19 – Subsequent Events” for additional disclosures.

Effective July 3, 2009, the Company adopted the provisions of a new accounting pronouncement regarding interim disclosures about the fair value of financial instruments originally issued under SFAS No. 107-1 Interim Disclosures about Fair Value of Financial Instruments.  The adoption of this pronouncement, found under FASB ASC Topic 820, did not have a material impact on the Company’s consolidated results of operations and financial condition.

2     Restructuring

Watercraft – U.S. Watercraft

On June 30, 2009, the Company announced plans to consolidate operations for its U.S. paddle sports brands in Old Town, Maine, which resulted in the closure of the Company’s plant in Ferndale, Washington.  This action resulted in the elimination of approximately 90 positions in Ferndale.  For the year ended October 2, 2009 the Company recorded $1,306 of restructuring cost related to severance, $404 related to contract termination costs and $901 related to other exit costs.  The Company expects the total cost of this restructuring to be $2,879, consisting of employee termination and related costs of $1,377, contract termination costs of $404, and other costs of $1,098. These charges are included in the “Administrative management, finance and information systems” line in the Company’s consolidated statements of operations and in the Watercraft segment.

The following represents a reconciliation of the changes in restructuring reserves related to this initiative through October 2, 2009.

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of October 3, 2008	$-	$-	$-	$-
Activity during the period ended October 2, 2009:
Charges to earnings	1,306	404	901	2,611
Settlement payments	(547)	-	(768)	(1,315)
Accrued liabilities as of October 2, 2009	$759	$404	$133	$1,296

In connection with the restructuring, the Company abandoned one of its facilities and recorded accelerated depreciation of approximately $1,300 for the year ended October 2, 2009.

Diving- Hallwil

In March 2008, the Company announced plans to consolidate UWATEC dive computer manufacturing and distribution at its existing facility in Batam, Indonesia which had been a sub-assembly site for UWATEC’s main production in Hallwil, Switzerland. Batam operations were expanded and upgraded to accommodate needed additional capacity.  Consolidation was focused on improving operating efficiencies and reducing inventory lead times and operating costs. The Company anticipates no further costs and therefore expects the total cost of this restructuring to be $2,865 consisting of employee termination benefits and related costs of $953 and other costs of $1,912.  The other costs consisted principally of project management, legal, moving and contract termination costs. These charges were included in the “Administrative management, finance and information systems” line in the Company’s Consolidated Statements of Operations and in the Diving segment. This action impacted 35 employees, resulting in the elimination of 33 positions and the reassignment of 2 employees to other roles within the Company.

The following represents a reconciliation of the changes in restructuring reserves related to this initiative through October 2, 2009.

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 28, 2007	$-	$-	$-	$-
Activity during the period ended October 3, 2008:
Charges to earnings	825	-	1,626	2,451
Settlement payments	-	-	(1,626)	(1,626)
Accrued liabilities as of October 3, 2008	825	-	-	825
Activity during the period ended October 2, 2009:
Charges to earnings	128	-	286	414
Settlement payments	(953)	-	(286)	(1,239)
Accrued liabilities as of October 2, 2009	$-	$-	$-	$-

Outdoor Equipment - Binghamton

In June 2008, the Company announced plans to restructure and downsize its Binghamton, New York operations due to continued significant declines in sales of military tents. The total costs incurred for this restructuring during the years ended October 2, 2009 and October 3, 2008 were $6 and $320, respectively, consisting entirely of employee termination costs. The Company anticipates no further costs and therefore expects the total cost of this restructuring to be $326.  These charges are included in the “Administrative management, finance and information systems” line in the Company's Consolidated Statements of Operations and in the Outdoor Equipment segment. This action resulted in the elimination of 27 positions.

The following represents a reconciliation of the changes in restructuring reserves related to this initiative through October 2, 2009:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 28, 2007	$-	$-	$-	$-
Activity during the period ended October 3, 2008:
Charges to earnings	320	-	-	320
Settlement payments	(228)	-	-	(228)
Accrued liabilities as of October 3, 2008	92	-	-	92
Activity during the period ended October 2, 2009:
Charges to earnings	6	-	-	6
Settlement payments	(98)	-	-	(98)
Accrued liabilities as of October 2, 2009	$-	$-	$-	$-

Diving – Bad Säkingen

In May 2007, the Company announced plans to relocate the operations of the Scubapro facility in Bad Säkingen, Germany into the Seemann operations in Wendelstein, Germany. As a result of the relocation of the positions at the Bad Säkingen facility in fiscal 2007, the Company recognized an expense of $578, consisting of employee termination benefits and related costs of $428 and non-employee exit costs of $150, principally consisting of moving and contract termination costs.  These charges were included in the “Administrative management, finance and information systems” line in the Company’s Consolidated Statements of Operations and in the Diving segment. This relocation resulted in the movement or elimination of 21 positions. The Company incurred charges of $74 in 2008 to exit its lease of the Bad Säkingen facility. No further restructuring charges or payments have been incurred or are anticipated in the future. Total restructuring costs for the Bad Säkingen closure were $652, consisting of approximately $130 of contract exit costs, $428 of employee termination costs, and $94 of other exit costs.

The following represents a reconciliation of the changes in restructuring reserves related to this project through October 2, 2009:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of September 29, 2006	$-	$-	$-	$-
Activity during the year ended September 28, 2007:
Charges to earnings	428	130	20	578
Settlement payments	(281)	(14)	(20)	(315)
Accrued liabilities as of September 28, 2007	$147	$116	$-	$263
Activity during the year ended October 3, 2008:
Charges to earnings	-	-	74	74
Settlement payments	(147)	(116)	(74)	(337)
Accrued liabilities as of October 3, 2008	$-	$-	$-	$-

3     ACQUISITIONS

Navicontrol S.r.l.

On February 6, 2009, the Company acquired 100% of the common stock of Navicontrol S.r.l. (“Navicontrol”), a marine autopilot manufacturing company, for approximately $1,005 including transaction fees of $121.  The acquisition was funded with existing cash. Navicontrol is a highly-regarded European brand of marine autopilot systems for large boats and is based in Viareggio, Italy. The Company believes that the purchase of Navicontrol will allow the Company to accelerate its product line expansion in Europe. Navicontrol is included in the Company’s Marine Electronics segment.

The following table summarizes the final allocation of the purchase price of the Navicontrol acquisition.

Accounts receivable	$153
Inventories	103
Property, plant and equipment	12
Technology	328
Deferred tax asset	14
Trademark	40
Goodwill	607
Total assets acquired	1,257
Total liabilities assumed	252
Net Purchase Price	$1,005
The goodwill acquired is not deductible for tax purposes.

The acquisition was accounted for using the purchase method and, accordingly, the Company’s consolidated financial statements include the results of operations since the date of acquisition.

The Company has not presented pro forma financial information with respect to the Navicontrol acquisition due to the immateriality of the transaction.

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

The Company has not presented pro forma financial information with respect to the Geonav acquisition due to the immateriality of the transaction.

Seemann Sub GmbH & Co.

On April 2, 2007, the Company purchased the assets and assumed related liabilities of Seemann Sub GmbH & Co. KG (Seemann) from Seemann’s founders for an initial payment of $7,757, plus $178 in transaction costs and $683 in additional purchase price consideration.  All of the additional purchase price consideration was paid in fiscal 2008.  The transaction was funded using cash and was made to add to the breadth of the Diving product lines. Seemann, located in Wendelstein, Germany, is one of that country’s largest dive equipment providers. The purchase of the Seemann Sub brand was made to expand the Company’s product line with dive gear for the price-driven consumer. The Seemann product line is sold through the same channels as the Company’s other diving products and is included in the Company’s Diving segment.

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

The Company has not presented pro forma financial information with respect to the Seemann acquisition due to the immateriality of the transaction.

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

4     INDEBTEDNESS

On February 12, 2008 the Company entered into a Term Loan Agreement with JPMorgan Chase Bank N.A., as lender and agent and the other lenders named therein. The Term Loan Agreement consisted of a $60,000 term loan maturing on February 12, 2013. The term loan bore interest at LIBOR plus an applicable margin of between 1.25% and 2.00%. At October 3, 2008, the margin in effect was 2.0%. On October 13, 2008, the Company entered into an Omnibus Amendment of its Term Loan Agreement and revolving credit facility effective as of October 3, 2008 with the lending group.  On the same date, the Company also entered into a Security Agreement with the lending group.  The Omnibus Amendment temporarily modified certain provisions of the Company’s Term Loan and revolving credit facility.  The Security Agreement was granted in favor of the lending group and covered certain inventory and accounts receivable.  The Omnibus Amendment reset the applicable margin on the LIBOR based debt at 3.25% and modified certain financial and non-financial covenants.  The Omnibus Amendment did not reset the net worth covenant and the Company was in non-compliance with this covenant as of October 3, 2008.  On December 31, 2008, the Company entered into an amended term loan and revolving credit facility agreement with the lending group effective January 2, 2009.  Changes to the term loan included shortening the maturity date to October 7, 2010, adjusting financial covenants and adjusting interest rates. The revised term loan bore interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50% with a weighted average interest rate of approximately 7.67%.  The revolving credit facility was reduced from $75,000 to $30,000.  The maturity of the revolving credit facility remained unchanged at October 7, 2010 and bore interest at LIBOR plus 4.50%.

New Debt Agreements

On September 29, 2009 the Company and certain of its subsidiaries entered into new Term Loan Agreements (the "Term Loan Agreements" or "Term Loans") between the Company or one of its subsidiaries and Ridgestone Bank ("Ridgestone"), replacing the Company’s Amended and Restated Credit Agreement (Term) of $60,000 that was due to mature on October 7, 2010.  The new Term Loan Agreements provide for aggregate term loan borrowings of $15,892 with maturity dates ranging from 15 to 25 years from the date of the Term Loan Agreement.  Each Term Loan requires monthly payments of principal and interest.  Interest on $9,280 of the aggregate outstanding amount of the Term Loans is based on prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at October 2, 2009.  The Term Loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries and a second lien on working capital and certain patents and trademarks of the Company and it’s subsidiaries.  Any proceeds from the sale of secured property is first applied against the related Term Loan and then against the Revolver.  Certain of the Term Loans covering $9,280 of the aggregate borrowings are subject to a pre-payment penalty.  In the first year of such Term Loan Agreements, the penalty is 10% of the pre-payment amount, decreasing by 1% annually.

On September 29, 2009 the Company also entered into a new Revolving Credit and Security Agreement (the "Revolving Credit Agreement" or "Revolver" and collectively, with the Term Loans, the "Debt Agreements") among the Company, certain of the Company's subsidiaries, PNC Bank, National Association, as lender, as administrative agent and collateral agent, and the other lenders named therein, replacing the Company’s Amended and Restated Revolving Credit Agreement of $30,000 (formerly $75,000) that was due to mature on October 7, 2010. The new Revolving Credit Agreement, maturing in September 2012, provides for funding of up to $69,000.  Borrowing availability under the Revolver is based on certain eligible working capital assets, primarily account receivables and inventory of the Company and its subsidiaries. The Revolver contains a seasonal line reduction that reduces the maximum amount of borrowings to $46,000 from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $25,000 for 60 consecutive days.  The Company’s remaining borrowing availability under the Revolver was approximately $9,198 at October 2, 2009.  The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolver, the liability is classified as current.  The interest rate on the Revolver is based primarily on LIBOR plus 3.25 percent with a minimum LIBOR floor of 2.0 percent.

Under the terms of the Debt Agreements, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions or divestitures above certain amounts.  The key financial covenants include a minimum fixed charge coverage ratio, limits on minimum net worth and EBITDA, a limit on capital expenditures, and a seasonal pay-down requirement.

The Company incurred $1,478 of financing fees in conjunction with the execution of the Debt Agreements which were capitalized and will be amortized over the life of the related debt.  The Company also capitalized $1,330 of financing fees related to amending the Company’s previous debt agreements.  As a result of entering into the new Debt Agreements, the Company wrote off $1,006 of capitalized financing fees related to the previous debt, which is included in interest expense.

At October 2, 2009, the Company had borrowings outstanding under the revolver of $11,994.

Interest Rate Swaps

Historically the Company has used interest rate swaps in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. To manage this risk in a cost efficient manner, the Company may enter into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.  Presently, all of the Company’s debt is of a floating rate nature and the Company is unhedged with respect to interest rate risk on its floating rate debt.  See “Note 5 Derivative Instruments and Hedging Activities” for more information.

Long-term debt at the end of the respective years consisted of the following:

	2009	2008
2009 term loans	$15,892	$-
2008 term loan	-	60,000
Other	781	3
	16,673	60,003
Less current maturities	584	3
	$16,089	$60,000

The Company has in place $7,493 in unsecured revolving credit facilities at its foreign subsidiaries. Outstanding borrowings on these facilities were $2,896 as of October 2, 2009.  There were no borrowings outstanding on any of these facilities during the year ended October 3, 2008.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance which totaled $60 at October 2, 2009 compared to $2,245 at October 3, 2008, as the Company posted collateral of $2,173 for its potential future workers compensation claims in order to facilitate the closing of the its debt agreements at year end.  These assets are recorded in other current assets on the balance sheet.

 The Company has unsecured lines of credit with availability totaling $4,597 as of October 2, 2009.

Aggregate scheduled maturities of long-term debt as of October 2, 2009 are as follows:

Year
2010	$584
2011	609
2012	641
2013	710
2014	630
Thereafter	13,499

Interest paid was $8,408, $5,932 and $5,498 for 2009, 2008 and 2007, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of October 2, 2009 and October 3, 2008 was approximately $16,673 and $60,003, respectively.

Certain of the Company’s loan agreements require that the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a majority of the directors. At December 8, 2009, the Johnson Family held 3,716,518 shares or approximately 44% of the Class A common stock, 1,211,196 shares or approximately 100% of the Class B common stock and approximately 78% of the voting power of both classes of common stock taken as a whole.

5     Derivative Instruments and Hedging Activities

During the years ended October 2, 2009 and October 3, 2008, the Company utilized derivative instruments in the form of interest rate swap contracts and foreign currency forward contracts.  The following disclosures describe the Company’s objectives in using derivative instruments, the business purpose or context for using derivative instruments, and how the Company believes the use of derivative instruments helps achieve the stated objectives.  In addition, the following disclosures describe the effects of the Company’s use of derivative instruments and hedging activities on its financial statements.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s objective in holding interest rate swap contracts is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt.

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

On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60,000 receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over a five year period beginning on December 14, 2007. Interest on the Swap was settled quarterly, starting on March 14, 2008.  The purpose of entering into the Swap transaction was to lock the interest rate the Company’s $60,000 of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin and was effective as a hedge.  As a result of the amendment and restatement of the Company’s then-existing debt agreements on January 2, 2009 and the related imposition of a LIBOR floor in the terms of those restated debt agreements, the Swap was no longer an effective economic hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.  On January 8, 2009 the Company paid $1,239 under an agreement to shorten the term of the Swap and on the same date entered into two additional interest rate swap contracts in order to neutralize it’s exposure to potential further losses under the Swap.  In the third quarter of fiscal 2009, the Company terminated all of it’s interest rate swap contracts and paid $4,912 in final cash settlements of those instruments.

Presently, the Company is unhedged with respect to interest rate risk on its floating rate debt.  In addition to the modification and termination payments of $6,151 previously noted, the Company also made periodic payments under its interest rate swap contracts of $511.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 27% of the Company’s revenues for the fiscal year ended October 2, 2009 were denominated in currencies other than the U.S. dollar. Approximately 16% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of October 2, 2009, the Company held a foreign currency forward contract with a notional value of 11,000 Swiss francs recorded on the balance sheet at a fair value liability of $122.  The related mark to market loss was recorded in “Other income and expense” in the statement of operations.

The Company had no derivative instruments designated as hedging instruments as of October 2, 2009.  The Company’s interest rate swap contracts became ineffective as hedging instruments on January 2, 2009 and were terminated and settled as noted above.

Prior to becoming ineffective, the effective portion of the Swap was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective on January 2, 2009, $5,937 of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the Swap were recorded directly to interest expense in the statement of operations.  The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction, interest payments through 2012.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that approximately $1,621 of the $3,962 remaining in AOCI at October 2, 2009 will be amortized into interest expense over the next 12 months.

The following discloses the location of loss reclassified from AOCI into net loss related to derivative instruments during the year ended October 2, 2009:

Year ended
October 2, 2009
Loss reclassified from AOCI into:	Amount Reclassified

Interest expense	$1,975

The following discloses the location and amount of loss recognized in the statement of operations for derivative instruments not designated as hedging instruments.  These losses are the result of recognizing changes in the fair values of derivatives.

		Year ended
		October 2, 2009
Derivatives not designated as hedging instruments	Location of loss recognized in statement of operations	Amount of loss recognized

Interest rate swap contracts	Interest expense	$(725)
Foreign exchange forward contracts	Other income (expense)	$(149)

6     Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy has been established based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of October 2, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$4,478	$-	$-	$4,478
Liabilities:
Foreign currency forward contracts	$-	$122	$-	$122

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The mark to market adjustments are recorded in other income (expense) in the consolidated statement of operations.

The fair value of the foreign exchange forward contract reported above was measured using the market value approach.

The following table summarizes the amount of total gains or losses in the period attributable to the changes in fair value of the instruments noted above:

		Year ended
		October 2, 2009
	Location of income (loss) recognized in statement of operations	Amount of income (loss) recognized

Rabbi trust assets	Other income (expense)	$(141)
Interest rate swap contracts	Interest expense	$(725)
Foreign exchange forward contracts	Other income (expense)	$(149)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.  The following table summarizes the Company’s assets and liabilities measured at fair value on a non-recurring basis as required by the ASC Topic 820 as of October 2, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Impaired goodwill	$-	$-	$-	$-
Impaired long-lived assets	$-	$781	$-	$781

During the fiscal fourth quarter, the Company impaired a warehouse facility in Casarza – Ligure, Italy to a fair value of $781.  The building was formerly used for materials storage but is no longer being used in that capacity or for any other business use.  It is actively being marketed for sale, was written down to the value of a recent market appraisal and is recorded in other long term assets on the balance sheet.  Depreciation has also been ceased based on the building no longer being used. A $385 pre-tax impairment charge was included in the “Administrative management, finance and information systems” line in the Company’s Consolidated Statements of Operations and in the Diving segment.

In accordance with the Intangibles – Goodwill and Other ASC Topic 350, goodwill with a carrying value of $312 was written down to zero for one of the Company’s Canadian subsidiaries in the Watercraft segment.  The key assumptions used in the valuation were estimates of the future cash flows of the entity, including assumptions regarding growth rates and the entity’s weighted average cost of capital.  Please see “Note 1 Summary of Significant Accounting Policies” for a further discussion.

7     Leases and Other Commitments

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at October 2, 2009 were as follows:

Year	Related Parties included in total	Total
2010	$625	$6,470
2011	48	4,207
2012	-	3,527
2013	-	2,580
2014	-	2,441
Thereafter	-	5,540

Rental expense under all leases was approximately $9,209, $9,126 and $8,257 for 2009, 2008 and 2007, respectively.

The Company makes commitments related to capital expenditures, contracts for services, sponsorship of broadcast media and supply of finished products and components, all of which are in the ordinary course of business.

During the fiscal year ended October 2, 2009, the Company purchased approximately $800 of telecommunications equipment under a capital lease arrangement.  The gross amount of assets recorded under capital leases was approximately $800 as of October 2, 2009.  The related obligation under capital leases was approximately $780 as of October 2, 2009.  Amortization of assets recorded under capital leases is included with depreciation expense.

8     INCOME TAXES

Income tax expense for the respective years consisted of the following:

	2009	2008	2007
Current:
Federal	$—	$—	$—
State	247	251	109
Foreign	1,457	2,678	3,410
Deferred	(2,111)	21,249	1,727
	$(407)	$24,178	$5,246

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2009	2008
Deferred tax assets:
Inventories	$4,899	$5,230
Compensation	7,953	7,217
Tax credit carryforwards	5,475	2,528
Goodwill and other intangibles	3,587	4,278
Net operating loss carryforwards	16,312	7,820
Depreciation and amortization	2,915	7,505
Accrued liabilities	5,301	4,046
Total gross deferred tax assets	46,442	38,624
Less valuation allowance	40,883	35,067
Deferred tax assets	5,559	3,557
Deferred tax liabilities:
Foreign statutory reserves	593	1,111
Net deferred tax assets	$4,966	$2,446

The net deferred tax assets of $4,966 in 2009 are recorded as $2,168 in current assets, $3,391 in non-current assets and $593 in non-current liabilities. The net deferred tax assets of $2,446 in 2008 are recorded as $2,963 in current assets, $594 in non-current assets and $1,111 in non-current liabilities.

Income before income taxes for the respective years consists of the following:

	2009	2008	2007
United States	$(8,568)	$(20,813)	$5,719
Foreign	(1,551)	(23,484)	10,076
	$(10,119)	$(44,297)	$15,795

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below are as follows:

	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	34.0%	34.0%
Foreign rate differential	(6.6)	(4.1)	3.9
Tax law change	0.0	0.0	(4.0)
Impairment of intangibles	0.0	(15.4)	0.0
Tax credits (net of valuation allowance)	12.4	0.0	0.0
Increase in valuation reserve for deferred assets	(33.1)	(66.8)	0.0
Reduction (increase) in rate utilized to record deferred taxes	0.0	0.0	(2.9)
Other	(3.7)	(2.3)	2.2
	4.0%	(54.6)%	33.2%

In 2009 the Company used the 35% maximum statutory U.S Federal income tax rate.  The Company recorded a $3,350 valuation allowance against the net deferred tax assets in the U.S., Japan, United Kingdom, Spain, and New Zealand as a result of these jurisdictions being in a three year cumulative loss resulting from the continued downturn and current market situation in these jurisdictions.  Key changes that occurred in the valuation allowance during fiscal 2009 included the reversal of the valuation allowance for the Company’s German operations which resulted in an $1,800 benefit and in establishing a valuation allowance for the Company’s Japan operations which resulted in $1,200 of additional tax expense.  The Company became eligible for and utilized a portion of a State income tax credit and recorded a net benefit of $1,260 with a corresponding net deferred tax asset.  The foreign rate differential of (6.6)%, (4.1)% and 3.9% for 2009, 2008 and 2007, respectively, is comprised of several foreign tax related items including the statutory rate differential in each year, settlement of tax audits and additional contingency reserves in 2009, 2008 and 2007, respectively.  During 2007, the Company increased the U.S. federal tax rate used in valuing deferred tax assets from 34% to 35%, positively impacting the 2007 effective tax rate by 2.9%.  Deferred tax assets have been recorded at the maximum federal income tax rate in effect in the future year(s), when they are anticipated to be utilized. A German tax law change (Revised Reorganization Tax Code) during 2007 resulted in a tax receivable recorded by the Company that reduced the effective tax rate by 4.0%.

At October 2, 2009, the Company has federal operating loss carryforwards of $31,359 which begin to expire in 2021, as well as various state net operating loss carryforwards. In addition, certain of the Company’s foreign subsidiaries have operating loss carryforwards totaling $11,102. These operating loss carryforwards are available to offset future taxable income over the next 3 to approximately 20 years.  The Company has removed a valuation allowance in Germany and has established or increased a valuation allowance for the portion of deferred tax assets in the U.S., Japan, United Kingdom, Spain, and New Zealand tax jurisdictions that are anticipated to expire unused.

The Company must perform an assessment of whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence and considering whether it is more likely than not that the deferred tax assets will not be realized. Given the current market conditions of the outdoor recreation equipment market as well as other factors arising during fiscal 2009 which may impact future operating results, the Company considered both positive and negative evidence in evaluating the need for a valuation allowance relating to the deferred tax assets of the U.S., Japan, United Kingdom, Spain, and New Zealand tax jurisdictions. Based on projections for these tax jurisdictions the Company determined that it was more likely than not that certain deferred tax assets will not be realized and a valuation allowance balance of $38,327, $1,568, $624, $288, and $76 was reported against the net deferred tax assets for the U.S., Japan, United Kingdom, Spain, and New Zealand tax jurisdictions respectively, at October 2, 2009.  The Company’s valuation allowances at October 3, 2008 was comprised of $29,175, $1,837, $153, $374, and $91 and was recorded against the net deferred tax assets for the U.S., Germany, Spain, United Kingdom, and New Zealand tax jurisdictions respectively.

Taxes paid were $2,640, $3,739, and $2,823 for 2009, 2008, and 2007, respectively.

The Company adopted the provisions of the accounting pronouncement regarding accounting for uncertainty in income taxes originally issued under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 on September 29, 2007.  This pronouncement, codified under FASB ASC Topic 740, clarifies the accounting for uncertain tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at September 29, 2007	$1,074
Gross decreases - tax positions in prior period	(109)
Gross increases - tax positions in current period	175
Balance at October 3, 2008	1,140
Lapse of statute of limitations	(36)
Gross increases - tax positions in current period	186
Balance at October 2, 2009	$1,290

The Company’s total gross liability for unrecognized tax benefits was $1,290, including $170 of accrued interest. The Company’s U.S. Federal income tax jurisdiction examination for fiscal 2006 was completed in the current fiscal year and the Company is not currently undergoing examinations in any major foreign tax jurisdiction. There have been no material changes in unrecognized tax benefits as a result of tax positions in the current year ended October 2, 2009.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest of $70 and $3 was recorded as a component of income tax expense in the consolidated statement of operations during fiscal 2009 and 2008, respectively. At October 2, 2009, $170 of accrued interest and penalties are included in the consolidated balance sheet.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2007-2009
Canada	2004-2009
France	2006-2009
Germany	2005-2009
Italy	2004-2009
Japan	2007-2009
Switzerland	1998-2009

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the U.S. during the year. At October 2, 2009, net undistributed earnings of foreign subsidiaries totaled approximately $112,156. The Company considers these unremitted earnings to be permanently invested abroad and no provision for federal or state income taxes has been made on these amounts. In the future, if foreign earnings are returned to the U.S., provision for U.S. income taxes will be made.

9     EMPLOYEE BENEFITS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.  On May 28, 2009, the Company elected to freeze its U.S. defined benefit pension plans as of September 30, 2009. The effect of this action is a cessation of benefit accruals related to service performed after September 30, 2009, as a result, reducing the projected benefit obligation.  The gain resulting from this reduction in the pension liability did not exceed the amount of unrecognized actuarial losses held in accumulated other comprehensive income prior to the curtailment event.  As such, this curtailment gain was recorded in accumulated other comprehensive income in shareholders' equity and reduced the amount of net actuarial loss reported and did not impact the consolidated statement of operations for the year ended October 2, 2009.

The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2009 and 2008 is as follows:

	2009	2008
Projected benefit obligation:
Projected benefit obligation, beginning of year	$16,348	$16,676
Service cost	636	682
Interest cost	1,074	1,074
Curtailment gain	(2,630)	-
Actuarial loss (gain)	3,780	(1,336)
Benefits paid	(815)	(748)
Projected benefit obligation, end of year	$18,393	$16,348
Fair value of plan assets:
Fair value of plan assets, beginning of year	$10,816	$12,629
Actual gain (loss) on plan assets	81	(1,505)
Company contributions	264	440
Benefits paid	(815)	(748)
Fair value of plan assets, end of year	$10,346	$10,816
Funded status of the plan	$(8,047)	$(5,532)
Amounts recognized in the consolidated balance sheets consist of:
Current pension liabilities	$193	$194
Noncurrent pension liabilities	7,854	5,338
Accumulated other comprehensive loss	(4,818)	(2,842)
Components of accumulated other comprehensive loss:
Net actuarial loss	(4,818)	(2,842)
Accumulated other comprehensive loss	$(4,818)	$(2,842)

Net periodic benefit cost, for our non-contributory defined benefit pension plans, for the respective years includes the following components:

	2009	2008	2007
Service cost	$636	$682	$630
Interest cost	1,074	1,074	1,005
Expected return on plan assets	(981)	(975)	(923)
Amortization of unrecognized:
Net loss	74	59	92
Prior service cost	-	4	9
Transition asset	-	(1)	(2)
Net periodic pension cost	803	843	811
Other changes in benefit obligations recognized
in other comprehensive income (loss), (OCI):
Net (gain) loss	1,976	1,085	(922)
Prior service cost	-	(4)	(9)
Transition asset	-	1	2
Total recognized in OCI	1,976	1,082	(929)
Total recognized in net periodic pension cost and OCI	$2,779	$1,925	$(118)

The Company expects to recognize $81 of unrecognized loss amortization as a component of net periodic benefit cost in 2010.  This amount is included in accumulated other comprehensive income as of October 2, 2009.

The accumulated benefit obligation for all plans was $18,393 and $13,933 at October 2, 2009 and October 3, 2008, respectively.

At October 2, 2009, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $18,393 and $10,346, respectively, and there were no plans with plan assets in excess of benefit obligations. At October 3, 2008, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $13,933 and $10,816, respectively, and there were no plans with plan assets in excess of benefit obligations.

The Company anticipates making contributions to the defined benefit pension plans of $1,265 through October 1, 2010.

Estimated benefit payments from the defined benefit plans to participants for the five years ending September 2014 and five years thereafter are as follows:

Year
2010	$772
2011	768
2012	800
2013	837
2014	875
Five years thereafter	5,282

Actuarial assumptions used to determine the projected benefit obligation as of the following fiscal years ended are as follows:

	2009	2008	2007
Discount rate	5.50%	7.00%	6.50%
Long-term rate of return	8.00	8.00	8.00
Average salary increase rate	N/A	3.70	4.00

The impact of the change in discount rates resulted in an actuarial loss of approximately $3,500 in 2009 and a gain of approximately $1,225 in 2008. The remainder of the change in actuarial gains for each year results from adjustments to mortality tables, other modifications to actuarial assumptions and investment returns in excess of, or less than estimates.

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

The Company’s pension plans’ weighted average asset allocations at October 2, 2009 and October 3, 2008, by asset category were as follows:

	2009	2008
Equity securities	74%	73%
Fixed income securities	26	26
Other securities	-	1
Total	100%	100%

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

A majority of the Company’s full-time employees are covered by defined contribution programs. Expense attributable under the defined contribution programs was approximately $857, $1,025 and $2,800 for 2009, 2008 and 2007, respectively.

10     PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

11      COMMON STOCK

The number of authorized and outstanding shares of each class of the Company's common stock at the end of the respective years was as follows:

	2009	2008
Class A, $.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,066,965	8,006,569
Class B, $.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,216,464	1,216,464

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2009, 2008 and 2007, respectively, 0, 945, and 568 shares of Class B common stock were converted into Class A common stock.

12     Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of non-vested stock or stock appreciation rights in lieu of options. Shares available for grant to key executives and non-employee directors are 436,745 at October 2, 2009.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options in 2009, 2008 or 2007.

A summary of stock option activity related to the Company’s plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (in years)	Aggregate Intrinsic Value
Outstanding at September 29, 2006	332,533	$9.03
Exercised	(44,190)	10.94		$326
Cancelled	(1,950)	19.88
Outstanding at September 28, 2007	286,393	$8.66
Exercised	(15,350)	13.94		$86
Cancelled	-	-
Outstanding at October 3, 2008	271,043	$8.36
Excercised	(500)	7.42
Cancelled	(90,255)	8.62
Outstanding and exercisable at October 2, 2009	180,288	$8.23	1.7	$315

The range of options outstanding at October 2, 2009 is as follows:

Price Range per Share	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$5.31 – $7.00	44,584	$5.46	1.1
$7.01 – $8.00	99,948	7.50	1.2
$8.01 – $15.00	17,690	9.71	2.9
$15.01 – $20.00	18,066	17.66	4.9
	180,288	$8.23	1.7

Non-Vested Stock

All non-vested stock has been granted at fair market value on the date of grant and vests either immediately or in three to five years.  The Company granted 76,789, 35,972 and 43,328 shares of non-vested stock with a total value of $450, $782 and $798 during 2009, 2008 and 2007, respectively.  These shares were granted under the Company’s various incentive compensation plans covering employees and non-employee directors.  Non-vested stock forfeitures totaled 8,822, 0 and 7,496 shares during 2009, 2008 and 2007, respectively. These forfeited non-vested shares had an original fair market value at date of grant of $125, $0 and $130 respectively.  Stock compensation expense, net of forfeitures, related to the non-vested stock was $428, $711 and $596 respectively during 2009, 2008 and 2007, respectively. Non-vested stock issued and outstanding as of October 2, 2009 and October 3, 2008 totaled 105,827 and 109,277 shares, respectively, having a gross unamortized value of $889 and $992, respectively, which will be amortized to expense through November 2013 or adjusted for changes in future estimated or actual forfeitures.  Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of non-vested shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company totaled 8,071 and 4,881 for the years ended October 2, 2009 and October 3, 2008, respectively.

A summary of non-vested stock activity for 2009 and 2008 related to the Company’s plans is as follows:

Non-vested stock at September 28, 2007	105,102	$17.39
Non-vested stock grants	35,972	21.75
Stock vested	(31,797)	(17.77)
Non-vested stock at October 3, 2008	109,277	18.72
Non-vested stock grants	76,789	5.86
Non-vested stock cancelled	(8,822)	14.14
Restricted stock vested	(71,417)	12.32
Non-vested stock at October 2, 2009	105,827	$14.08

Phantom Stock Plan

The Company adopted a phantom stock plan during fiscal 2003. Under this plan, certain employees were entitled to earn cash bonus awards based upon the performance of the Company’s Class A common stock. The Company recognized expense under the phantom stock plan of $0, $0 and $24 during 2009, 2008 and 2007, respectively. No payments were made to participants in this plan in 2009 or 2008.  The Company made payments of $319 to participants in the plan during 2007. There were no grants of phantom shares by the Company in fiscal 2009, 2008 or 2007 and the Company does not anticipate grants of phantom shares in the future. No further payments are expected to be made under this Plan.

Employee Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. Shares available for purchase by employees under this plan were 55,764 at October 2, 2009. The Company did not issue any shares under the plan in fiscal 2009.  The Company issued 9,566 shares under the plan on March 31, 2008. The Company recognized expense under the employees’ stock purchase plan of $0, $29 and $31, respectively, during 2009, 2008 and 2007.

13     RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson family and other related parties. These include consulting services, aviation services, office rental, royalties and certain administrative activities. Total costs of these transactions were $1,817, $1,889 and $1,833 for 2009, 2008 and 2007, respectively. Amounts due to/from related parties were immaterial at October 2, 2009 and October 3, 2008.

14     SEGMENTS OF BUSINESS

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

A summary of the Company’s operations by business segment is presented below:

		2009	2008	2007
Net sales:
Marine Electronics:	Unaffiliated customers	$165,194	$186,534	$197,728
	Interunit transfers	149	189	321
Outdoor Equipment:	Unaffiliated customers	41,338	48,247	55,786
	Interunit transfers	49	68	76
Watercraft:	Unaffiliated customers	69,271	87,862	88,632
	Interunit transfers	151	225	216
Diving:	Unaffiliated customers	80,250	97,485	87,881
	Interunit transfers	585	761	797
Other/Corporate		470	660	577
Eliminations		(934)	(1,242)	(1,410)
		$356,523	$420,789	$430,604
Operating profit (loss):
Marine Electronics		$9,265	$414	$22,933
Outdoor Equipment		3,360	1,982	8,463
Watercraft		(6,149)	(8,282)	(4,219)
Diving		1,620	(21,520)	6,933
Other/Corporate		(7,824)	(10,647)	(14,084)
		$272	$(38,053)	$20,026
Depreciation and amortization expense:
Marine Electronics		$5,164	$4,389	$3,647
Outdoor Equipment		558	560	442
Watercraft		2,855	2,042	2,182
Diving		1,871	1,664	1,663
Other/Corporate		2,443	1,401	1,468
		$12,891	$10,056	$9,402
Additions to property, plant and equipment:
Marine Electronics		$4,800	$6,969	$6,149
Outdoor Equipment		2,116	310	2,615
Watercraft		195	2,597	1,832
Diving		819	1,519	1,199
Other/Corporate		391	1,029	1,623
		$8,321	$12,424	$13,418
Total assets:
Marine Electronics	$80,164	$89,487
Outdoor Equipment	14,969	25,400
Watercraft	30,769	45,586
Diving	65,933	79,138
Other/Corporate	18,447	15,458
	$210,282	$255,069
Goodwill, net:
Marine Electronics	$10,705	$10,013
Outdoor Equipment	-	-
Watercraft	-	338
Diving	3,954	3,734
	$14,659	$14,085

A summary of the Company’s operations by geographic area is presented below:

	2009	2008	2007
Net sales:
United States:
Unaffiliated customers	$254,060	$293,354	$332,830
Interarea transfers	14,239	19,089	12,840
Europe:
Unaffiliated customers	66,222	82,315	59,976
Interarea transfers	8,889	15,123	13,187
Other:
Unaffiliated customers	36,241	45,119	37,798
Interarea transfers	1,184	1,259	2,037
Eliminations	(24,312)	(35,470)	(28,064)
	$356,523	$420,789	$430,604
Total assets:
United States	$117,363	$139,024
Europe	68,619	83,642
Other	24,300	32,403
	$210,282	$255,069
Long-term assets: (1)
United States	$50,576	$50,113
Europe	13,197	12,303
Other	763	2,345
	$64,536	$64,761
(1) Long-term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

The Company had no single customer that accounted for more than 10% of its net sales in fiscal 2009, 2008 or 2007.

15     VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2009, 2008 and 2007:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reserves of Businesses Acquired	Less Deductions	Balance at End of Year
Year ended October 2, 2009:
Allowance for doubtful accounts	$2,577	$1,507	$-	$1,389	$2,695
Reserves for inventory valuation	6,346	3,031	-	3,125	6,252
Valuation of deferred tax assets	35,067	7,907	-	2,091	40,883
Reserves for sales returns	1,557	1,974	-	2,266	1,265
Year ended October 3, 2008:
Allowance for doubtful accounts	$2,267	$735	$95	$520	$2,577
Reserves for inventory valuation	4,024	4,010	-	1,688	6,346
Valuation of deferred tax assets	3,437	31,630	-	-	35,067
Reserves for sales returns	1,314	2,979	119	2,855	1,557
Year ended September 28, 2007:
Allowance for doubtful accounts	$2,250	$977	$39	$999	$2,267
Reserves for inventory valuation	3,405	1,086	-	467	4,024
Valuation of deferred tax assets	3,260	663	-	486	3,437
Reserves for sales returns	1,023	2,648	-	2,357	1,314

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made a claim with its insurance carriers to recover the $4,400 settlement, plus litigation costs (approximately $943). This matter is presently the subject of litigation in the U.S. District Court for the Eastern District of Wisconsin. The Company is unable to estimate the outcome of the claim with its insurance carriers, including the amount of the insurance recovery at this time and, accordingly, has not recorded a receivable for this matter.

17     DISCONTINUED OPERATIONS

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business. In accordance with the provisions of FASB ASC Topic 205 Presentation of Financial Statements, the results of operations of the Escape business have been reported as discontinued operations in the consolidated statements of operations for the fiscal years ended October 2, 2009, October 3, 2008, and September 28, 2007 and in the consolidated balance sheets as of October 2, 2009 and October 3, 2008.  Accordingly, certain amounts in the 2007 consolidated statement of operations have been reclassified from the prior year presentation.  As of January 2, 2009, the Company had completed the disposal of the Escape business.

The Company recorded after tax income (loss) related to the discontinued Escape business of $41, ($2,559), and ($1,315) for 2009, 2008, and 2007, respectively. Revenues of the Escape business were $0, $206, and $1,457 for 2009, 2008, and 2007, respectively.  The assets and liabilities were reported as “Other current assets” and “Other current liabilities” in the consolidated balance sheet as of October 3, 2008 which consisted of inventory assets of $47 and liabilities of $76 consisting primarily of reserves for customer claims.  There were no assets or liabilities related to Escape as of October 2, 2009.

18     QUARTERLY FINANCIAL SUMMARY (unaudited)

The following summarizes quarterly operating results:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Net sales	$69,756	$75,967	$106,630	$121,813	$114,850	$141,243	$65,287	$81,766
Gross profit	25,106	29,289	39,968	46,806	46,095	55,751	21,613	27,705
Operating (loss) profit	(5,223)	(4,581)	5,792	3,647	10,586	14,569	(10,883)	(51,688)
(Loss) Income from continuing
operations	(6,941)	(3,624)	2,465	782	8,990	7,887	(14,226)	(73,520)
Income (Loss) from discontinued
operations, net of income tax	41	(1,066)	-	(320)	-	(104)	-	(1,069)
Net (loss) income	(6,900)	(4,690)	2,465	462	8,990	7,783	(14,226)	(74,589)
(Loss) Income from continuing
operations per common
share – Basic:
Class A	$(0.76)	$(0.40)	$0.27	$0.09	$0.99	$0.88	$(1.55)	$(8.07)
Class B	$(0.76)	$(0.40)	$0.27	$0.09	$0.89	$0.79	$(1.55)	$(8.07)
Income (Loss) from discontinued
common share – Basic:
Class A	$-	$(0.12)	$-	$(0.04)	$-	$(0.01)	$-	$(0.11)
Class B	$-	$(0.12)	$-	$(0.04)	$-	$(0.01)	$-	$(0.11)
Net (loss) income per common
share – Basic:
Class A	$(0.76)	$(0.52)	$0.27	$0.05	$0.99	$0.87	$(1.55)	$(8.18)
Class B	$(0.76)	$(0.52)	$0.27	$0.05	$0.89	$0.78	$(1.55)	$(8.18)
(Loss) Income from continuing
operations per common Class A
and B share – Dilutive	$(0.76)	$(0.40)	$0.27	$0.09	$0.98	$0.85	$(1.55)	$(8.07)
Loss from discontinued operations
per common Class A and B
share – Dilutive	$-	$(0.12)	$-	$(0.04)	$-	$(0.01)	$-	$(0.11)
Net (loss) income per common
Class A and B share – Dilutive	$(0.76)	$(0.52)	$0.27	$0.05	$0.98	$0.84	$(1.55)	$(8.18)

Operating loss, loss from continuing operations, and net loss for the fourth quarter of 2008 reflect a goodwill and other intangible impairment charge of $41.0 million recognized in that quarter.  Loss from continuing operations and net loss for the fourth quarter of 2008 also reflect a deferred tax asset valuation allowance of $29.5 million recorded in that quarter.

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year. Each of the fiscal quarters in 2009 was thirteen weeks long.  The first three fiscal quarters in 2008 were 13 weeks long with the last fiscal quarter being 14 weeks long. Fiscal quarters end on the Friday nearest to the calendar quarter end.

19     SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 11, 2009, the date which the Company’s consolidated financial statements were issued.  Subsequent events are events or transactions that occur after the balance sheet date, but before the financial statements are issued.  Subsequent events can be one of two types:  recognized or non-recognized.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements are issued.

On November 5, 2009, the Company closed on its Canadian asset backed credit facility, increasing its total seasonal debt availability by $4,000 for the period July 15th through November 15th, and by $6,000 for the period November 16th through July 14th.