Form 10-Q
period 2010-01-01
JOHNSON OUTDOORS INC
filed 2010-02-08
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [ X ].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

As of February 2, 2010, 8,324,209 shares of Class A and 1,216,464 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	January 1	January 2
(thousands, except per share data)	2010	2009
Net sales	$70,460	$69,756
Cost of sales	44,104	44,650
Gross profit	26,356	25,106
Operating expenses:
Marketing and selling	17,975	19,185
Administrative management, finance and information systems	8,921	8,342
Research and development	3,015	2,802
Total operating expenses	29,911	30,329
Operating loss	(3,555)	(5,223)
Interest income	(17)	(104)
Interest expense	1,174	1,598
Other (income) expense, net	(680)	1,120
Loss before income taxes	(4,032)	(7,837)
Income tax expense (benefit)	204	(896)
Loss from continuing operations	(4,236)	(6,941)
Income from discontinued operations	-	41
Net loss	$(4,236)	$(6,900)
Weighted average common shares - Basic:
Class A	7,970	7,942
Class B	1,216	1,216
Participating securities	197	127
Dilutive stock options and restricted stock	-	-
Weighted average common shares - Dilutive	9,383	9,285
Loss from continuing operations per common share - Basic:
Class A	$(0.45)	$(0.75)
Class B	$(0.45)	$(0.75)
Income from discontinued operations per common share - Basic:
Class A	$-	$-
Class B	$-	$-
Loss per common share - Basic:
Class A	$(0.45)	$(0.75)
Class B	$(0.45)	$(0.75)
Loss from continuing operations per common Class A and B share - Diluted	$(0.45)	$(0.75)
Income from discontinued operations per common Class A and B share - Diluted	$-	$-
Loss per common Class A and B share - Diluted	$(0.45)	$(0.75)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1 2010	October 2 2009	January 2 2009
(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,687	$27,895	$32,410
Accounts receivable, less allowance for doubtful accounts of $2,714, $2,695, and $2,533 respectively	55,754	43,459	61,613
Inventories, net	65,811	61,085	87,696
Deferred income taxes	2,226	2,168	2,989
Other current assets	7,338	7,748	7,193
Assets held for sale	656	-	-
Total current assets	157,472	142,355	191,901
Property, plant and equipment, net	32,481	33,490	38,634
Deferred income taxes	4,775	3,391	1,305
Goodwill	14,093	14,659	14,861
Other intangible assets, net	6,388	6,247	6,329
Other assets	9,854	10,140	5,452
Total assets	$225,063	$210,282	$258,482
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$30,036	$14,890	$13,500
Current maturities of long-term debt	590	584	1
Accounts payable	19,773	18,469	21,895
Accrued liabilities:
Salaries, wages and benefits	9,231	7,834	10,259
Accrued discounts and returns	5,670	5,253	5,704
Accrued interest payable	376	47	511
Income taxes payable	293	750	926
Other	11,512	13,014	12,820
Total current liabilities	77,481	60,841	65,616
Long-term debt, less current maturities	16,145	16,089	60,000
Deferred income taxes	1,813	593	820
Retirement benefits	9,122	9,188	6,832
Other liabilities	8,722	7,746	11,894
Total liabilities	113,283	94,457	145,162
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued:
January 1, 2010, 8,318,310 October 2, 2009, 8,066,965 January 2, 2009, 8,049,907	416	404	403
Class B shares issued:
January 1, 2010, 1,216,464 October 2, 2009, 1,216,464 January 2, 2009, 1,216,464	61	61	61
Capital in excess of par value	58,698	58,343	58,025
Retained earnings	39,269	43,500	46,271
Accumulated other comprehensive income	13,368	13,560	8,603
Treasury stock at cost, shares of Class A common stock: 6,071, 8,071, and 8,071 respectively	(32)	(43)	(43)
Total shareholders' equity	111,780	115,825	113,320
Total liabilities and shareholders' equity	$225,063	$210,282	$258,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	January 1 2010	January 2 2009

CASH USED FOR OPERATING ACTIVITIES
Net loss	$(4,236)	$(6,900)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,371	2,315
Amortization of intangible assets	107	98
Amortization of deferred financing costs	109	60
Impairment losses	114	-
Stock based compensation	143	112
Deferred income taxes	(312)	(963)
Change in operating assets and liabilities:
Accounts receivable, net	(12,385)	(9,520)
Inventories, net	(4,978)	(1,789)
Accounts payable and accrued liabilities	1,690	(2,734)
Other current assets	369	(948)
Other non-current assets	(463)	(304)
Other long-term liabilities	988	(970)
Other, net	469	1,201
	(16,014)	(20,342)
CASH USED FOR INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,542)	(1,965)
	(1,542)	(1,965)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable	15,110	13,500
Principal payments on senior notes and other long-term debt	(135)	(2)
Deferred financing costs paid to lenders	(149)	(1,196)
Dividends paid	-	(501)
Common stock transactions	244	43
	15,070	11,844
Effect of foreign currency fluctuations on cash	278	1,082
Decrease in cash and cash equivalents	(2,208)	(9,381)
CASH AND CASH EQUIVALENTS
Beginning of period	27,895	41,791
End of period	$25,687	$32,410

 The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of January 1, 2010 and January 2, 2009 and the results of operations and cash flows for the three months ended January 1, 2010 and January 2, 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2009 which was filed with the Securities and Exchange Commission on December 11, 2009.

Because of seasonal and other factors, the results of operations for the three months ended January 1, 2010 are not necessarily indicative of the results to be expected for the Company's full 2010 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and began to explore strategic alternatives for its Escape brand products.  In accordance with the provisions of FASB ASC Topic 205 Presentation of Financial Statements, the results of operations of the Escape business have been reported as discontinued operations in the condensed consolidated statements of operations for the three month period ended January 2, 2009.

As of January 2, 2009, the Company had completed the disposal of the Escape business.  As such, there was no activity related to the discontinued Escape business during the three months ended January 1, 2010.  The Company recorded pre-tax and after-tax income related to the discontinued Escape business of $41 during the three month period ended January 2, 2009, which was the result of disposing of the remaining Escape business lines.

3         Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $55,754 as of January 1, 2010 from $43,459 as of October 2, 2009 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

4         Earnings Per Share

Net income or loss per share of Class A Common Stock and Class B Common Stock is computed using the two-class method pursuant to ASC 260 “Earnings per Share” as clarified by Emerging Issues Task Force issue No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF -03-6-1).  FSP ETIF 03-6-1 requires grants of restricted stock which receive non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares as part of its diluted share calculation under the treasury stock method, in accordance with SFAS 123(R). The FSP requires retrospective restatement of earnings per share for all prior periods presented.

JOHNSON OUTDOORS INC.

Holders of Class A Common Stock are entitled to cash dividends equal to 110% of all dividends declared and paid on each share of Class B Common Stock. The Company grants shares of unvested restricted stock in the form of Class A shares, which carry the same distribution rights as the Class A Common Stock described above.  As such, the undistributed earnings for each period are allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each such class is entitled to receive.

Basic EPS

Basic net income or loss per share is computed by dividing net income or loss allocated to Class A Common Stock and Class B Common Stock by the weighted-average number of shares of Class A Common Stock and Class B Common Stock outstanding, respectively.  In periods with cumulative year to date net income and undistributed income, the undistributed income for each period is allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each such class is entitled to receive.  In periods where there is a cumulative year to date net loss or no undistributed income because distributions through dividends exceeds net income, Class B shares are treated as anti-dilutive and losses are allocated equally on a per share basis among all participating securities.

For the three month periods ended January 1, 2010 and January 2, 2009, basic loss per share for Class A and Class B shares has been presented using the two class method in accordance with ASC 260 and EITF 03-6-1 and is the same due to the cumulative net losses incurred in each period presented.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested stock. The computation of diluted net income per share of Class A Common Stock assumes that Class B Common Stock is converted into Class A Common Stock.  Therefore, diluted net income per share is the same for both Class A and Class B shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options and non-vested stock is excluded and diluted loss per share is equal to basic loss per share.

For the three month periods ended January 1, 2010 and January 2, 2009, the effect of stock options and non-vested stock is excluded from the diluted loss per share calculation as its inclusion would be anti-dilutive.

5         Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options. Shares of the Company’s Class A Common Stock available for grant to key executives and non-employee directors were 217,400 at January 1, 2010.

           Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

JOHNSON OUTDOORS INC.

All of the Company’s stock options outstanding as of January 1, 2010 are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three month period ended January 1, 2010.

A summary of stock option activity for the three months ended January 1, 2010 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 2, 2009	180,288	$8.23	1.7	$315
Granted	-	-		-
Exercised	(32,000)	7.63		60
Cancelled	(1,334)	7.63		4
Outstanding and exercisable at January 1, 2010	146,954	$8.37	1.8	$411

Non-vested Stock

All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.  The Company granted 219,345 and 50,909 shares of non-vested stock with a total value of $2,084 and $325 during the three month periods ended January 1, 2010 and January 2, 2009, respectively.  These shares were granted under the Company’s 2000 Long Term Incentive Plan.  There were no forfeitures of non-vested stock during the three month periods ended January 1, 2010 and January 2, 2009.  Stock compensation expense related to non-vested stock was $143 and $112 during the three month periods ended January 1, 2010 and January 2, 2009, respectively. Non-vested stock issued and outstanding as of January 1, 2010 totaled 325,172 shares, having a gross unamortized value of $2,830, which will be amortized to expense through November 2014 or adjusted for changes in future estimated or actual forfeitures.  Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of non-vested shares by tendering a portion of the vested shares back to the Company.  No shares were tendered back to the Company during the three month period ended January 1, 2010. Shares tendered back to the Company totaled 8,071 for the three month period ended January 2, 2009.

           A summary of non-vested stock activity for the three months ended January 1, 2010 related to the Company’s plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 2, 2009	105,827	$14.08
Non-vested stock grants	219,345	9.50
Non-vested stock cancelled	-	-
Restricted stock vested	-	-
Non-vested stock at January 1, 2010	325,172	$10.99

JOHNSON OUTDOORS INC.

Employees’ Stock Purchase Plan

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company recognized no expense under the stock purchase plan during the three month periods ended January 1, 2010 and January 2, 2009.  The Company terminated this plan effective May 1, 2009.

6         Pension Plans

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.  On May 28, 2009, the Company elected to freeze its U.S. defined benefit pension plans as of September 30, 2009. The effect of this action is a cessation of benefit accruals related to service performed after September 30, 2009 and as a result, a reduction in future net periodic benefit cost.

The components of net periodic benefit cost related to Company sponsored benefit plans for the three months ended January 1, 2010 and January 2, 2009 were as follows:

	Three Months Ended
	January 1 2010	January 2 2009
Components of net periodic benefit cost:
Service cost	$-	$171
Interest on projected benefit obligation	249	268
Less estimated return on plan assets	244	244
Amortization of unrecognized:
Net income	20	15
Prior Service Cost	-	1
Net amount recognized	$25	$211

7       Income Taxes

The Company’s effective tax rate for the three months ended January 1, 2010 was (5.1)%, compared to 11.4%, in the corresponding period of the prior year.  During the first quarter of fiscal year 2010, the Company recognized a tax expense of $204 on a loss before income tax of $4,032  The expense for income taxes in the first three months is primarily attributable to an increase in the valuation allowance, along with a less favorable geographic mix of profits and losses in jurisdictions with higher tax rates.

JOHNSON OUTDOORS INC.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

Balance at October 3, 2008	$1,140
Gross increases - tax positions in current period	186
Lapse of statute of limitations	(36)
Balance at October 2, 2009	1,290
Gross increases - tax positions in current period	48
Lapse of statute of limitations	-
Balance at January 1, 2010	$1,338

The Company’s total gross liability for unrecognized tax benefits was $1,338, including $191 of accrued interest. There have been no material changes in unrecognized tax benefits as a result of tax positions in the three months ended January 1, 2010.  The Company estimates that the unrecognized tax benefits will not change significantly within the next twelve months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest of $21 and $70 was recorded as a component of income tax expense in the condensed consolidated statement of operations during the three months ended January 1, 2010 and January 2, 2009, respectively. At January 1, 2010, $191 of accrued interest and penalties related to unrecognized tax benefits are included in the condensed consolidated balance sheet.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2007-2010
Canada	2004-2010
France	2006-2010
Germany	2005-2010
Italy	2004-2010
Japan	2007-2010
Switzerland	1998-2010

JOHNSON OUTDOORS INC.

8          Inventories

           Inventories at the end of the respective periods consist of the following:

	January 1	October 2	January 2
	2010	2009	2009
Raw materials	$22,643	$20,745	$30,185
Work in process	2,168	2,403	2,171
Finished goods	47,869	44,189	62,445
	72,680	67,337	94,801
Less inventory reserves	6,869	6,252	7,105
	$65,811	$61,085	$87,696

9         New Accounting Pronouncements

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations originally issued under SFAS No. 141(R) Business Combinations. The purpose of this accounting pronouncement, found under FASB ASC Topic 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The pronouncement requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact tax expense. The pronouncement also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase. The pronouncement is effective for fiscal 2010 on a prospective basis for all business combinations and will impact accounting for all future transactions.

In June 2008, the FASB originally issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1) codified under ASC Topic 260 Earnings Per Share. This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share (“EPS”) under ASC Topic 260 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted EITF 03-6-1 effective October 3, 2009.   All prior-period EPS data presented has been adjusted retrospectively to conform with the provisions of this FSP. The Company’s adoption of EITF 03-6-1 did not have a material impact on its condensed consolidated financial statements.

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

11       Goodwill

The changes in goodwill assets during the three months ended January 1, 2010 and January 2, 2009, respectively, are as follows:

	January 1 2010	January 2 2009
Balance at beginning of period	$14,659	$14,085
Tax adjustments related to purchase price allocation	(543)	-
Amount attributable to movements in foreign currencies	(23)	776
Balance at end of period	$14,093	$14,861

During the three month period ended January 1, 2010, the Company identified an error in purchase accounting related to the Techsonic Industries acquisition after the allocation period had ended.  The Company identified realizable deferred tax assets of $543 that were present at the date of acquisition but were not included in the purchase price accounting.  The Company increased long term deferred tax assets by $543 and reduced goodwill by a like amount during the current period as the amount was not material to the current or prior periods.

JOHNSON OUTDOORS INC.

12       Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the three months ended January 1, 2010 and January 2, 2009, respectively.

	January 1	January 2
	2010	2009
Balance at beginning of period	$4,196	$4,361
Expense accruals for warranties issued during the period	630	1,005
Less current period warranty claims paid	568	1,130
Balance at end of period	$4,258	$4,236

13       Derivative Instruments and Hedging Activities

On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60,000 receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over a five year period beginning on December 14, 2007. Interest on the Swap was settled quarterly, starting on March 14, 2008.  The purpose of entering into the Swap transaction was to lock the interest rate on the Company’s $60,000 of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin.   At the time the Swap was entered into it was effective as a hedge.  As a result of the amendment and restatement of the Company’s then-existing debt agreements on January 2, 2009 and the related imposition of a LIBOR floor in the terms of those restated debt agreements, the Swap was no longer an effective economic hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.

In the third quarter of fiscal 2009, the Company terminated all of its interest rate swap contracts.  As such, as of January 1, 2010, the Company is unhedged with respect to interest rate risk on its floating rate debt.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 30% of the Company’s revenues for the three month period ended January 1, 2010 were denominated in currencies other than the U.S. dollar. Approximately 17% were denominated in euros, with the remaining 13% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of January 1, 2010, the Company held foreign currency forward contracts with notional values of 5,000 Swiss francs and net 2,431 euros recorded on the Company’s consolidated balance sheet at a fair value asset amount of $73 and a fair value liability amount of $219.  The related mark to market loss was recorded in “Other income and expense” in the Company’s condensed consolidated statement of operations for the period ended January 1, 2010.

JOHNSON OUTDOORS INC.

The Company had no derivative instruments designated as hedging instruments as of January 1, 2010.  The Company’s interest rate swap contracts became ineffective as hedging instruments on January 2, 2009 and were subsequently terminated as noted above.

Prior to becoming ineffective, the effective portion of the Swap was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective on January 2, 2009, $5,937 of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the Swap were recorded directly to interest expense in the statement of operations.  The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that approximately $1,522 of the $3,493 remaining in AOCI at January 1, 2010 will be amortized into interest expense over the next 12 months.

The following discloses the location of loss reclassified from AOCI into net loss related to derivative instruments during the three months ended January 1, 2010:

Three months ended January 1, 2010
Loss reclassified from AOCI into:	Amount Reclassified
Interest expense	$ 469

The following discloses the location and amount of loss recognized in the Company’s condensed consolidated statement of operations for derivative instruments not designated as hedging instruments. These losses are the result of recognizing changes in the fair values of derivatives.

		Three months ended January 1, 2010
Derivatives not designed as hedging instruments	Location of loss recognized in statement of operations	Amount of loss recognized

Foreign currency forward contracts	Other income (expense)	$(146)

14    Comprehensive Loss

Comprehensive loss consists of net loss and changes in shareholders’ equity from non-owner sources. For the three month periods ended January 1, 2010 and January 2, 2009, the difference between net loss and comprehensive loss consisted primarily of cumulative foreign currency translation adjustments and the effective portion of the Swap that had been designated as a cash flow hedge.  The weakening of worldwide currencies versus the U.S. dollar created the Company's translation adjustments for the three months ended January 2, 2009. The strengthening of worldwide currencies versus the U.S. dollar created the Company's translation adjustments for the three months ended January 1, 2010.

The other comprehensive income related to the cash flow hedge in the three month period ended January 1, 2010 was the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 13 – Derivative Instruments and Hedging Activities”).  The other comprehensive loss on the cash flow hedge in the three month period ended January 2, 2009 was primarily due to the impact of changes in LIBOR rate futures on the value of the Swap during the period it was effective as a cash flow hedge.

JOHNSON OUTDOORS INC.

Comprehensive loss for the respective periods consisted of the following:

	Three Months Ended
	January 1	January 2
	2010	2009
Net loss	$(4,236)	$(6,900)
Currency translation adjustments	(661)	1,002
Income (loss) on cash flow hedge	469	(3,178)
Comprehensive loss	$(4,428)	$(9,076)

15   Restructuring

Watercraft – Ferndale

On June 30, 2009, the Company announced plans to consolidate operations for its U.S. paddle sports brands in Old Town, Maine, which resulted in the closure of the Company’s plant in Ferndale, Washington.  This action also resulted in the elimination of approximately 90 positions in Ferndale.  For the three months ended January 1, 2010 the Company recorded $400 of restructuring costs related to other exit costs.  The Company expects the total cost of this restructuring to be $3,303, consisting of employee termination and related costs of $1,338, contract termination costs of $404, and other costs of $1,561. These charges are included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations.

The following represents a reconciliation of the changes in restructuring reserves related to this restructuring project through January 1, 2010.

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of October 3, 2008	$-	$-	$-	$-
Activity during the period ended October 2, 2009:
Charges to earnings	1,306	404	901	2,611
Settlement payments	(547)	-	(768)	(1,315)
Accrued liabilities as of October 2, 2009	$759	$404	$133	$1,296

Activity during the period ended January 1, 2010:
Charges to earnings	-	-	400	400
Settlement payments	(543)	(120)	(525)	(1,188)
Accrued liabilities as of January 1, 2010	$216	$284	$8	$508

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

17      Indebtedness

On February 12, 2008 the Company entered into a Term Loan Agreement with JPMorgan Chase Bank N.A., as lender and agent and the other lenders named therein. The Term Loan Agreement consisted of a $60,000 term loan maturing on February 12, 2013. The term loan bore interest at LIBOR plus an applicable margin of between 1.25% and 2.00%. At October 3, 2008, the margin in effect was 2.0%. On October 13, 2008, the Company entered into an Omnibus Amendment of its Term Loan Agreement and revolving credit facility effective as of October 3, 2008 with the lending group.  On the same date, the Company also entered into a Security Agreement with the lending group.  The Omnibus Amendment temporarily modified certain provisions of the Company’s Term Loan and revolving credit facility.  The Security Agreement was granted in favor of the lending group and covered certain inventory and accounts receivable.  The Omnibus Amendment reset the applicable margin on the LIBOR based debt at 3.25% and modified certain financial and non-financial covenants.  The Omnibus Amendment did not reset the net worth covenant and the Company was in non-compliance with this covenant as of October 3, 2008.  On December 31, 2008, the Company entered into an amended term loan and revolving credit facility agreement with the lending group effective January 2, 2009.  Changes to the term loan included shortening the maturity date to October 7, 2010, adjusting financial covenants and adjusting interest rates. The revised term loan bore interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50% and a weighted average interest rate of approximately 7.67%.  The revolving credit facility was reduced from $75,000 to $30,000.  The maturity of the revolving credit facility remained unchanged at October 7, 2010 and bore interest at LIBOR plus 4.50%.

New Debt Agreements

On September 29, 2009 the Company and certain of its subsidiaries entered into new Term Loan Agreements (the "Term Loan Agreements" or "Term Loans") between the Company or one of its subsidiaries and Ridgestone Bank ("Ridgestone"), replacing the Company’s Amended and Restated Credit Agreement (Term) of $60,000 that was due to mature on October 7, 2010.  The new Term Loan Agreements provide for initial aggregate term loan borrowings of $15,892 with maturity dates ranging from 15 to 25 years from the date of the Term Loan Agreement.  Each Term Loan requires monthly payments of principal and interest.  Interest on $9,280 of the initial aggregate outstanding amount of the Term Loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at January 1, 2010.  The Term Loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries and a second lien on working capital and certain patents and trademarks of the Company and it’s subsidiaries.  Any proceeds from the sale of secured property is first applied against the related Term Loan and then against the Revolver (which is described below).  Certain of the Term Loans covering $9,280 of the aggregate borrowings are subject to a pre-payment penalty.  In the first year of such Term Loan Agreements, the penalty is 10% of the pre-payment amount, decreasing by 1% annually.

JOHNSON OUTDOORS INC.

On September 29, 2009 the Company also entered into a new Revolving Credit and Security Agreement (the "Revolving Credit Agreement" or "Revolver" and collectively, with the Term Loans, the "Debt Agreements") among the Company, certain of the Company's subsidiaries, PNC Bank, National Association, as lender, as administrative agent and collateral agent, and the other lenders named therein, replacing the Company’s Amended and Restated Revolving Credit Agreement of $30,000 (formerly $75,000) that was due to mature on October 7, 2010. The new Revolving Credit Agreement, maturing in September 2012, provides for funding of up to $69,000.  Borrowing availability under the Revolver is based on certain eligible working capital assets, primarily account receivables and inventory of the Company and its subsidiaries. The Revolver contains a seasonal line reduction that reduces the maximum amount of borrowings to $46,000 from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $25,000 for 60 consecutive days.  The Company’s remaining borrowing availability under the Revolver was approximately $4,468 at January 1, 2010.  The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolver, the liability is classified as current.  The interest rate on the Revolver is based primarily on LIBOR plus 3.25% with a minimum LIBOR floor of 2.0%.

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

On November 5, 2009, the Company closed on its Canadian asset backed credit facility (“Canadian Revolver”), increasing its total seasonal debt availability by $4,000 for the period July 15th through November 15th, and by $6,000 for the period November 16th through July 14th.  The Company’s remaining borrowing availability under the Canadian Revolver was approximately $2,520 at January 1, 2010.

The Company incurred $149 of financing fees during the three month period ended January 1, 2010 in conjunction with the execution of its Canadian Revolver which were capitalized and will be amortized over the life of the related debt.  The Company incurred and capitalized $1,196 of financing fees during the three month period ended January 2, 2009 in conjunction with the December 31, 2009 loan modification.

At January 1, 2010, the Company had borrowings outstanding under the Revolver and Canadian Revolver of $30,036.

Interest Rate Swaps

Historically the Company has used interest rate swaps in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. To manage this risk in a cost efficient manner, the Company may enter into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.  Presently, all of the Company’s debt is of a floating rate nature and the Company is unhedged with respect to interest rate risk on its floating rate debt.  See “Note 13 Derivative Instruments and Hedging Activities” for more information.

JOHNSON OUTDOORS INC.

18       Capital Leases

During the three months ended January 1, 2010, the Company purchased approximately $180 of telecommunications equipment under a capital lease arrangement.  The gross amount of assets recorded under capital leases was approximately $980 as of January 1, 2010.  The total obligation under capital leases was approximately $907 as of January 1, 2010.  Amortization of assets recorded under capital leases is included with depreciation expense.

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

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of January 1, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Rabbi trust assets	$4,877	$-	$-	$4,877
Foreign currency forward contracts	-	73	-	73

Liabilities:
Foreign currency forward contracts	$-	$219	$-	$219

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The mark to market adjustments are recorded in other income (expense) in the condensed consolidated statement of operations.

The fair value of the foreign exchange forward contracts reported above were measured using the market value approach.

JOHNSON OUTDOORS INC.

The following table summarizes the amount of total gains or losses in the period attributable to the changes in fair value of the instruments noted above:

		Three Months Ended January 1, 2010

	Location of income (loss) recognized in statement of operations	Amount of income (loss) recognized
Rabbi trust assets	Other income (expense)	$374
Foreign exchange forard contracts	Other income (expense)	$(146)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.  The following table summarizes the Company’s assets and liabilities measured at fair value on a non-recurring basis as required by the ASC Topic 820 as of January 1, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Impaired long-lived assets	$-	$656	$-	$656

During the three months ended January 1, 2010, the Company recognized impairment on a warehouse facility in Casarza – Ligure, Italy of $114 to write the asset down to its fair value of $656.  The building was formerly used for materials storage but is no longer being used in that capacity or for any other business use.  It is actively being marketed for sale and was written down to the value of a recent market appraisal and is recorded in assets held for sale on the balance sheet.  Depreciation has also been ceased based on the building no longer being used. An impairment charge was included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations and in the Diving segment.

20       Subsequent Events

The Company has evaluated subsequent events through February 8, 2010, the date which the Company’s condensed consolidated financial statements were issued.  Subsequent events are events or transactions that occur after the balance sheet date, but before the financial statements are issued.  Subsequent events can be one of two types:  recognized or non-recognized.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements are issued. There were no subsequent events as of February 8, 2010.

JOHNSON OUTDOORS INC.

21       Segments of Business

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three month periods ended January 1, 2010 and January 2, 2009.

Net sales and operating profit include both sales to customers, as reported in the Company's condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended
	January 1 2010	January 2 2009
Net sales:
Marine electronics
Unaffiliated customers	$33,075	$31,967
Interunit transfers	20	11
Outdoor equipment
Unaffiliated customers	8,749	11,225
Interunit transfers	13	12
Watercraft
Unaffiliated customers	10,255	11,040
Interunit transfers	14	7
Diving
Unaffiliated customers	18,332	15,473
Interunit transfers	163	77
Other/Corporate	49	51
Eliminations	(210)	(107)
	$70,460	$69,756
Operating profit (loss):
Marine electronics	(493)	(969)
Outdoor equipment	730	925
Watercraft	(1,145)	(1,599)
Diving	(84)	(1,197)
Other/Corporate	(2,563)	(2,383)
	$(3,555)	$(5,223)
Total assets (end of period):
Marine electronics	$91,588	$97,453
Outdoor equipment	17,491	23,228
Watercraft	33,733	48,144
Diving	67,985	76,599
Other/Corporate	13,610	13,058
Assets held for sale	656	-
	$225,063	$258,482

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three months ended January 1, 2010 and January 2, 2009. All monetary amounts, other than share and per share amounts, are stated in millions.

Our MD&A is presented in the following sections:

●	Forward Looking Statements
●	Trademarks
●	Overview
●	Results of Operations
●	Liquidity and Financial Condition
●	Obligations and Off Balance Sheet Arrangements
●	Market Risk Management
●	Critical Accounting Policies and Estimates
●	New Accounting Pronouncements

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2009 which was filed with the Securities and Exchange Commission on December 11, 2009.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 11, 2009 and the following:  changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation and on cost-cutting and revenue enhancement initiatives; actions of and disputes with companies that compete with the Company; the Company’s success in managing inventory; the risk that the Company’s lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment the lenders would be willing to provide; the risk of future writedowns of goodwill or other intangible assets; movements in foreign currencies or interest rates; fluctuations in the prices of raw materials or the availability of raw materials; the Company’s success in restructuring certain of its operations; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Highlights

The Company experienced a 1.0% increase in net sales for the quarter ended January 1, 2010 over the same period in the prior year and a 30.8% decrease in operating loss.

Key changes in the quarter included:

●	Marine Electronics net sales increased 3.4% from the prior year quarter due to growth in all brands across key channels.
●	Outdoor Equipment net sales were down 21.4% from the prior year quarter due primarily to a decrease in military tent and commercial tent orders.
●
Watercraft net sales were 7.2% below the prior year quarter largely due to a change in pre-season sales programs which adjust shipment dates to coincide more closely with the customer’s retail selling season.

●	Diving net sales were up 18.6% primarily due to growth in key international markets and favorable currency translation of 8.8%.

Gross profit margins were 37.4% for the quarter ended January 1, 2010, compared to 36.0% in the prior year quarter.  The increase in the gross profit margin was due primarily to improved operating efficiency and cost savings.

Operating expenses for the quarter ended January 1, 2010 were down $0.4 million from the prior year quarter.  The decrease was driven primarily by headcount reductions, curtailed spending in administrative costs, and the impact of currency translation, partially offset by $0.4 million of costs incurred associated with the consolidation of Watercraft operations.

Seasonality

The Company’s business is seasonal in nature. Quarterly sales are typically lowest during the first quarter of the fiscal year as the Company ramps up production in preparation for the primary selling season for its outdoor recreational products. The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

JOHNSON OUTDOORS INC.

	Year Ended
	October 2, 2009		October 3, 2008		September 28, 2007
	Net	Operating	Net	Operating	Net	Operating
Quarter Ended	Sales	Profit (Loss)	Sales	Profit (Loss)	Sales	Profit (Loss)
December	20%	(1918)%	18%	(12)%	17%	(11)%
March	30%	2127%	29%	10%	28%	23%
June	32%	3888%	34%	38%	35%	74%
September	18%	(3997)%	19%	(136)%	20%	14%
	100%	100%	100%	(100)%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below are summarized as follows:

(millions)	Three Months Ended
	January 1	January 2
	2010	2009
Net sales:
Marine Electronics	$33.1	$32.0
Outdoor Equipment	8.8	11.2
Watercraft	10.3	11.1
Diving	18.5	15.6
Other/eliminations	(0.2)	(0.1)
Total	$70.5	$69.8
Operating profit (loss):
Marine Electronics	$(0.5)	$ (0.9)
Outdoor Equipment	0.7	0.9
Watercraft	(1.1)	(1.6)
Diving	(0.1)	(1.2)
Other/eliminations	(2.6)	(2.4)
Total	$(3.6)	$(5.2)

See Note 21 of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profit.

JOHNSON OUTDOORS INC.

Net Sales

Net sales on a consolidated basis for the three months ended January 1, 2010 were $70.5 million, an increase of $0.7 million compared to $69.8 million for the three months ended January 2, 2009. Currency translation had a positive $2.3 million impact on consolidated net sales during the current quarter.

Net sales for the three months ended January 1, 2010 for the Marine Electronics business were $33.1 million, up $1.1 million or 3.4% from $32.0 million in the prior year quarter. Growth was seen across all brands and key channels versus the prior year quarter.

Net sales for the Outdoor Equipment business were $8.8 million for the current quarter, a decrease of $2.4 million or 21.4% from the prior year quarter sales of $11.2 million due primarily to a decrease in military tent and commercial tent orders.

Net sales for the Watercraft business were $10.3 million, a decrease of $0.8 million or 7.2%, compared to $11.1 million in the prior year quarter, which was primarily due to a change in pre-season sales programs which adjust shipment dates to coincide more closely with the customer’s retail selling season.   Currency translation had a $0.4 million positive impact on net sales in the current quarter.

Net sales for the Diving business were $18.5 million this quarter versus $15.6 million in the prior year quarter, an increase of $2.9 million or 18.6%.  The increase was due to strong sales in all markets except the U.S. and Canada, and an increase in favorable currency translation which had a $1.4 million positive impact on net sales in the current quarter.

Gross Profit Margin

Gross profit as a percentage of net sales was 37.4% on a consolidated basis for the quarter ended January 1, 2010 compared to 36.0% in the prior year quarter. The increase in gross profit margin was primarily due to improved operating efficiencies and aggressive cost savings efforts undertaken in the current year.

Operating Expenses

Operating expenses were $29.9 million for the quarter ended January 1, 2010, a decrease of $0.4 million over the prior year quarter amount of $30.3 million.  Primary factors driving the reduced level of operating expenses were headcount reductions and curtailed spending in administrative costs, a favorable $0.2 million impact of the pension freeze, partially offset by restructuring and related charges of $0.4 million associated with the consolidation of Watercraft operations and the effect of no bonus and profit sharing expense in the first three months of the prior fiscal year.

Operating Profit/Loss

Operating loss on a consolidated basis for the three months ended January 1, 2010 was $3.6 million compared to $5.2 million in the prior year quarter, an improvement of $1.6 million.  The improvement in the Company’s operating loss in the current period from the prior year period was due to the factors impacting gross profit and operating expenses discussed above.

Other Income and Expense

Interest expense totaled $1.2 million for the three months ended January 1, 2010, compared to $1.6 million in the corresponding period of the prior year, which decrease was due primarily to the reduction in overall debt levels from the prior year period offset by the amortization of the Company’s interest rate swap. See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further discussion.

Interest income was less than $0.1 million for the three months ended January 1, 2010 compared to $0.1 million for the three months ended January 2, 2009.

JOHNSON OUTDOORS INC.

Other income included a $0.4 million market gain on the non-qualified pension plan assets and net $0.2 million foreign currency exchange gain for the three month period ended January 1, 2010.  Foreign currency exchange losses were $1.1 million for the three month period ended January 2, 2009. See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further discussion.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three months ended January 1, 2010 was (5.1)% compared to 11.4% in the corresponding period of the prior year. Significant items contributing to changes in the effective rate versus the prior year quarter primarily relate to an increase in the valuation allowance, along with a less favorable geographic mix of profits and losses from a tax perspective.

Net Income/Loss

Net loss for the three months ended January 1, 2010 was $4.2 million, or $0.45 per diluted common class A and B share, compared to a net loss of $6.9 million, or $0.75 per diluted common class A and B share, for the corresponding period of the prior year due to the factors discussed above.  See “Note 4 – Earnings Per Share” to the Company’s condensed consolidated financial statements for further discussion.

JOHNSON OUTDOORS INC.

Liquidity and Financial Condition

The financial position of the Company remains solid, as evidenced by the January 1, 2010 balance sheet.  Debt, net of cash balances was $21.1 million as of January 1, 2010 compared to $41.1 million as of January 2, 2009.  This decrease in net debt was largely due to the Company’s focus on reducing working capital balances and operating costs.  The Company's debt-to-total capitalization ratio has decreased to 29% as of January 1, 2010 from 39% as of January 2, 2009. The Company’s debt balance was $41.8 million as of January 1, 2010 compared to $73.5 million as of January 2, 2009.  The decrease in debt-to-total capitalization was primarily attributable to reductions in debt levels driven by reduced working capital needs.  The Company believes it has adequate financial resources and liquidity to meet anticipated business needs and to fund future growth opportunities.  See Note 17 “Indebtedness” for further discussion.

Accounts receivable net of allowance for doubtful accounts were $55.8 million as of January 1, 2010, a decrease of $5.8 million compared to $61.6 million as of January 2, 2009. The decrease year over year was primarily due to shifting of sales programs and related product shipments to coincide more closely with our customers’ primary selling season, as well as aggressive management of credit limits and collection efforts in the current year which were offset somewhat by the effect of foreign currency translation of $1.3 million.

Inventories net of inventory reserves were $65.8 million as of January 1, 2010, a decrease of $21.9 million compared to $87.7 million as of January 2, 2009. The decrease year over year was primarily due to a concerted effort to reduce working capital levels through strict controls and improved processes offset by the effect of foreign currency translation of $1.7 million.

Accounts payable were $19.8 million compared to $21.9 million as of January 2, 2009. The decrease year over year was largely due to inventory management and related purchasing activity in the current year offset somewhat by the effect of foreign currency translation of $0.3 million.

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Three Months Ended
	January 1 2010	January 2 2009
Cash provided by (used for):
Operating activities	$(16.1)	$(20.3)
Investing activities	(1.5)	(2.0)
Financing activities	15.1	11.8
Effect of exchange rate changes on cash and cash equivalents	0.3	1.1
Decrease in cash and cash equivalents	$(2.2)	$(9.4)

Operating Activities

Cash flows used by operations totaled $16.1 million for the three months ended January 1, 2010 compared with $20.3 million used for operations during the corresponding period of the prior fiscal year.

Cash flows used by accounts receivable totaled $12.4 million for the three months ended January 1, 2010, compared with a usage of $9.5 million in the prior fiscal year period. Cash flows used by inventories totaled $5.0 million for the three months ended January 1, 2010 compared to a usage of $1.8 million in the prior year period. The year to date increase in inventory cash flow usage year over year was due primarily to increased production in the three month period ended January 1, 2010 in response to an expected stabilization of the outdoor recreational products market. Cash flows provided by accounts payable and accrued liabilities were $1.7 million for the three months ended January 1, 2010 versus a usage of $2.7 million for the corresponding period of the prior year period. The year to date change in accounts payable cash flows year over year reflects reduced production activity in the prior year.

JOHNSON OUTDOORS INC.

Amortization of deferred financing costs, depreciation and amortization charges were $2.6 million for the three month period ended January 1, 2010 compared to $2.5 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $1.5 million for the three months ended January 1, 2010 and $2.0 million for the corresponding period of the prior year, in each case consisting entirely of capital expenditures. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2010 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows provided by financing activities totaled $15.1 million and $11.8 million for the three months ended January 1, 2010 and January 2, 2009, respectively. The Company made principal payments on senior notes and other long-term debt of $0.1 million during the three month period ended January 1, 2010.

The Company had outstanding borrowings of $30.6 million on revolving credit facilities as of January 1, 2010 versus $13.5 million of borrowings against revolving credit facilities as of January 2, 2009.  The Company had outstanding borrowings on long term debt (net of current maturities) of $16.1 million and $16.0 million as of January 1, 2010 and October 2, 2009 respectively.

The net increase in borrowings from long term debt for the three months ended January 1, 2010 was due to the acquisition of approximately $0.2 million of telecommunications equipment under a capital lease.  The term of the lease is 60 months.  See “Note 18 – Capital Leases” in the Company’s condensed consolidated financial statements for additional information.

On February 12, 2008 the Company entered into a Term Loan Agreement with JPMorgan Chase Bank N.A., as lender and agent and the other lenders named therein. The Term Loan Agreement consisted of a $60.0 million term loan maturing on February 12, 2013. The term loan bore interest at LIBOR plus an applicable margin of between 1.25% and 2.00%. At October 3, 2008, the margin in effect was 2.0%. On October 13, 2008, the Company entered into an Omnibus Amendment of its Term Loan Agreement and revolving credit facility effective as of October 3, 2008 with the lending group.  On the same date, the Company also entered into a Security Agreement with the lending group.  The Omnibus Amendment temporarily modified certain provisions of the Company’s Term Loan and revolving credit facility.  The Security Agreement was granted in favor of the lending group and covered certain inventory and accounts receivable.  The Omnibus Amendment reset the applicable margin on the LIBOR based debt at 3.25% and modified certain financial and non-financial covenants.  The Omnibus Amendment did not reset the net worth covenant and the Company was in non-compliance with this covenant as of October 3, 2008.  On December 31, 2008, the Company entered into an amended term loan and revolving credit facility agreement with the lending group effective January 2, 2009.  Changes to the term loan included shortening the maturity date to October 7, 2010, adjusting financial covenants and adjusting interest rates. The revised term loan bore interest at a LIBOR rate plus 5.00% with a LIBOR floor of 3.50% and a weighted average interest rate of approximately 7.67%.  As part of these amendments, the revolving credit facility was reduced from $75.0 million to $30.0 million.  The maturity of the revolving credit facility remained unchanged at October 7, 2010 and bore interest at LIBOR plus 4.50%.

JOHNSON OUTDOORS INC.

New Debt Agreements

On September 29, 2009 the Company and certain of its subsidiaries entered into new Term Loan Agreements (the "Term Loan Agreements" or "Term Loans") between the Company or one of its subsidiaries and Ridgestone Bank ("Ridgestone"), replacing the Company’s Amended and Restated Credit Agreement (Term) of $60.0 million that was due to mature on October 7, 2010.  The new Term Loan Agreements provide for initial aggregate term loan borrowings of $15.9 million with maturity dates ranging from 15 to 25 years from the date of the Term Loan Agreement.  Each Term Loan requires monthly payments of principal and interest.  Interest on $9.3 million of the initial aggregate outstanding amount of the Term Loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at January 1, 2010.  The Term Loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries and a second lien on working capital and certain patents and trademarks of the Company and it’s subsidiaries.  Any proceeds from the sale of secured property is first applied against the related Term Loan and then against the Revolver (which is described below).  Certain of the Term Loans covering $9.3 million of the aggregate borrowings are subject to a pre-payment penalty.  In the first year of such Term Loan Agreements, the penalty is 10% of the pre-payment amount, decreasing by 1% annually.

On September 29, 2009 the Company also entered into a new Revolving Credit and Security Agreement (the "Revolving Credit Agreement" or "Revolver" and collectively, with the Term Loans, the "Debt Agreements") among the Company, certain of the Company's subsidiaries, PNC Bank, National Association, as lender, as administrative agent and collateral agent, and the other lenders named therein, replacing the Company’s Amended and Restated Revolving Credit Agreement of $30.0 million (formerly $75.0 million) that was due to mature on October 7, 2010. The new Revolving Credit Agreement, maturing in September 2012, provides for funding of up to $69.0 million.  Borrowing availability under the Revolver is based on certain eligible working capital assets, primarily account receivables and inventory of the Company and its subsidiaries. The Revolver contains a seasonal line reduction that reduces the maximum amount of borrowings to $46.0 million from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $25.0 million for 60 consecutive days.  The Company’s remaining borrowing availability under the Revolver was approximately $4.5 million at January 1, 2010.  The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolver, the liability is classified as current.  The interest rate on the Revolver is based primarily on LIBOR plus 3.25 percent with a minimum LIBOR floor of 2.0%.

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

On November 5, 2009, the Company closed on its Canadian asset backed credit facility (“Canadian Revolver” or collectively with the Revolving Credit Agreement “Revolvers”), increasing its total seasonal debt availability by $4.0 million for the period July 15th through November 15th, and by $6.0 million for the period November 16th through July 14th. The Company’s remaining borrowing availability under the Canadian Revolver was approximately $2.5 million at January 1, 2010.

The Company incurred $0.1 million of financing fees during the three month period ended January 1, 2010 in conjunction with the execution of its Canadian Revolver which were capitalized and will be amortized over the life of the related debt.  The Company incurred and capitalized $1.2 million of financing fees during the three month period ended January 2, 2009 in conjunction with the December 31, 2009 loan modification.

At January 1, 2010, the Company had borrowings outstanding under the Revolvers of $30.0 million.

JOHNSON OUTDOORS INC.

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

On October 29, 2007 the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over a five year period beginning on December 14, 2007. Interest on the Swap was settled quarterly, starting on March 14, 2008.  The purpose of entering into the Swap transaction was to lock the interest rate on the Company’s $60.0 million of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin.  At the time the Swap was entered into it was effective as a hedge.  As a result of the amendment and restatement of the Company’s then-existing debt agreements on January 2, 2009 and the related imposition of a LIBOR floor in the terms of those restated debt agreements, the Swap was no longer an effective economic hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.  Prior to becoming ineffective, the effective portion of the Swap was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective on January 2, 2009, $5.9 million of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the Swap were recorded directly to interest expense in the statement of operations.  The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that approximately $1.5 million of the $3.5 million remaining in AOCI at January 1, 2010 will be amortized into interest expense over the next 12 months.  During the three months ended January 1, 2010, $0.5 million was amortized into interest expense.

In the third quarter of fiscal 2009, the Company terminated all of its interest rate swap contracts.  As such, as of January 1, 2010, the Company is unhedged with respect to interest rate risk on its floating rate debt.  See “Note 13 Derivative Instruments and Hedging Activities” for more information.

During the three months ended January 1, 2010, the Company purchased approximately $0.2 million of telecommunications equipment under a capital lease arrangement.  The total obligation under capital leases was approximately $0.9 million as of January 1, 2010.

JOHNSON OUTDOORS INC.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at January 1, 2010.

	Payment Due by Period
(millions)	Total	Remainder 2010	2011/12	2013/14	2015 & After
Long-term debt	$15.8	$0.4	$0.9	$1.0	$13.5
Short-term debt	30.0	30.0	-	-	-
Operating lease obligations	23.1	4.9	7.7	5.0	5.5
Capital lease obligations	0.9	0.1	0.4	0.4	-
Open purchase orders	67.6	67.6	-	-	-
Contractually obligated interest payments	11.5	1.1	1.7	1.6	7.1
Total contractual obligations	$148.9	$104.1	$10.7	$8.0	$26.1

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of January 1, 2010. Future interest costs on the Company’s Revolvers cannot be estimated due to the variability of the amount of borrowings and the interest rates on these facilities. Estimated future interest payments on the $15.8 million floating rate bank term debt and the $30.0 million revolving credit facilities were calculated under the terms of the debt agreements in place at January 1, 2010 using the market rates applicable in the current period and assuming that this rate would not change over the life of the term loan.

The Company also utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding at January 1, 2010 were $0.3 million compared to $2.4 million at January 2, 2009, as the Company collateralized $2.2 million of its potential future workers compensation claims with cash in order to facilitate the closing of the its debt agreements on September 29, 2009.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 30% of the Company’s revenues for the three months ended January 1, 2010 were denominated in currencies other than the U.S. dollar. Approximately 17% were denominated in euros, with the remaining 13% denominated in various other foreign currencies.

The Company mitigates, when appropriate, a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options.  These can be used to hedge the effect of changes in foreign currency exchange rates on financial instruments and known commitments for purchases of inventory and other assets denominated in foreign currencies.  As of January 1, 2010, the Company held foreign currency forward contracts with notional values of 5.0 million Swiss francs and 3.6 million euros to hedge the effect of changes in foreign currency exchange rates on foreign currency denominated short term notes payable and raw materials purchases.  There were no such transactions entered into during the first three months of fiscal 2009.  See “Note 13 - Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further information.

JOHNSON OUTDOORS INC.

Interest Rates

The Company may use interest rate swaps, caps or collars in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to changes in U.S. interest rates.  See “Financing Activities” above and “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for a further discussion of the nature and use of these instruments.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures include costs associated with metals, resins and packaging materials.

Sensitivity to Changes in Value

The estimated maximum potential loss from a 100 basis point movement in interest rates on the Company's term loan and short term borrowings outstanding at October 2, 2009 is $0 in fair value and $0.5 million in annual income before income taxes.  These estimates are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates or the effect of interest rate floors.

The Company had $15.8 million outstanding in term loans, with maturities ranging from 15 to 25 years, with interest and principal payable monthly.  The term loans bear interest at the Prime rate plus a margin, which is reset each quarter at the prevailing rate.  The fair market value of these term loans was $15.8 million as of January 1, 2010.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 2, 2009 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended January 1, 2010.

New Accounting Pronouncements

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations originally issued under SFAS No. 141(R) Business Combinations . The purpose of this accounting pronouncement, found under FASB ASC Topic 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The pronouncement requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact tax expenses. The pronouncement also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase. The pronouncement is effective for fiscal 2010 on a prospective basis for all business combinations and will impact accounting for all future transactions.

JOHNSON OUTDOORS INC.

In June 2008, the FASB originally issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1) codified under ASC Topic 260 Earnings Per Share. This FSP was issued to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The guidance in this FSP applies to the calculation of Earnings Per Share (“EPS”) under ASC Topic 260 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted EITF 03-6-1 effective October 3, 2009.   All prior-period EPS data presented has been adjusted retrospectively to conform with the provisions of this FSP. The Company’s adoption of EITF 03-6-1 did not have a material impact on its condensed consolidated financial statements.

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

JOHNSON OUTDOORS INC.
Signatures Dated: February 8, 2010
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer (Principal Executive Officer)

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
_____________________________

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.