Form 10-Q
period 2010-04-02
JOHNSON OUTDOORS INC
filed 2010-05-10
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

As of April 26, 2010, 8,349,081 shares of Class A and 1,216,464 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	April 2	April 3	April 2	April 3
(thousands, except per share data)	2010	2009	2010	2009
Net sales	$112,897	$106,630	$183,357	$176,386
Cost of sales	67,511	66,662	111,615	111,312
Gross profit	45,386	39,968	71,742	65,074
Operating expenses:
Marketing and selling	24,899	22,857	42,874	42,042
Administrative management, finance and information systems	9,195	8,679	18,116	17,021
Research and development	3,238	2,640	6,253	5,442
Total operating expenses	37,332	34,176	67,243	64,505
Operating profit	8,054	5,792	4,499	569
Interest income	(3)	(41)	(20)	(145)
Interest expense	1,447	3,121	2,621	4,719
Other (income) expense, net	209	(456)	(471)	664
Income (loss) before income taxes	6,401	3,168	2,369	(4,669)
Income tax expense (benefit)	218	703	422	(193)
Income (loss) from continuing operations	6,183	2,465	1,947	(4,476)
Income from discontinued operations	-	-	-	41
Net income (loss)	$6,183	$2,465	$1,947	$(4,435)
Weighted average common shares - Basic:
Class A	8,005	7,946	7,987	7,927
Class B	1,216	1,216	1,216	1,216
Participating securities	325	106	261	90
Dilutive stock options and restricted stock	41	4	41	9
Weighted average common shares - Dilutive	9,262	9,166	9,244	9,152
Income (loss) from continuing operations per common share - Basic:
Class A	$0.66	$0.27	$0.21	$(0.49)
Class B	$0.59	$0.27	$0.19	$(0.49)
Income from discontinued operations per common share - Basic:
Class A	$-	$-	$-	$-
Class B	$-	$-	$-	$-
Net income (loss) per common share - Basic:
Class A	$0.66	$0.27	$0.21	$(0.49)
Class B	$0.59	$0.27	$0.19	$(0.49)
Income (loss) from continuing operations per common Class A and B share - Diluted	$0.64	$0.27	$0.20	$(0.49)
Income from discontinued operations per common Class A and B share - Diluted	$-	$-	$-	$-
Net income (loss) per common Class A and B share - Diluted	$0.64	$0.27	$0.20	$(0.49)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2 2010	October 2 2009	April 3 2009

(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,623	$27,895	$13,919
Accounts receivable, net	104,747	43,459	100,466
Inventories, net	69,055	61,085	75,405
Deferred income taxes	2,353	2,168	2,935
Other current assets	5,170	7,748	5,081
Total current assets	201,948	142,355	197,806
Property, plant and equipment, net	32,475	33,490	37,754
Deferred income taxes	5,532	3,391	1,277
Goodwill	13,506	14,659	14,524
Other intangible assets, net	6,090	6,247	6,170
Other assets	9,943	10,140	5,460
Total assets	$269,494	$210,282	$262,991
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$57,413	$14,890	$4,647
Current maturities of long-term debt	604	584	1
Accounts payable	26,867	18,469	34,422
Accrued liabilities:
Salaries, wages and benefits	9,734	7,834	8,252
Accrued discounts and returns	6,823	5,253	7,165
Accrued interest payable	382	47	901
Income taxes payable	765	750	1,765
Other	14,902	13,014	19,019
Total current liabilities	117,490	60,841	76,172
Long-term debt, less current maturities	15,961	16,089	60,690
Deferred income taxes	1,930	593	969
Retirement benefits	8,924	9,188	6,527
Other liabilities	8,935	7,746	6,247
Total liabilities	153,240	94,457	150,605
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued:	417	404	404
April 2, 2010, 8,349,081
October 2, 2009, 8,066,965
April 3, 2009, 8,066,965
Class B shares issued:	61	61	61
April 2, 2010, 1,216,464
October 2, 2009, 1,216,464
April 3, 2009, 1,216,464
Capital in excess of par value	59,149	58,343	58,191
Retained earnings	45,457	43,500	48,736
Accumulated other comprehensive income	11,171	13,560	5,037
Treasury stock at cost, shares of Class A common stock: 172, 8,071, and 8,071 respectively	(1)	(43)	(43)
Total shareholders' equity	116,254	115,825	112,386
Total liabilities and shareholders' equity	$269,494	$210,282	$262,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
	Six Months Ended
(thousands)	April 2 2010	April 3 2009

CASH USED FOR OPERATING ACTIVITIES
Net income (loss)	$1,947	$(4,435)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	4,530	4,744
Amortization of intangible assets	243	191
Amortization of deferred financing costs	211	267
Impairment losses	114	-
Stock based compensation	496	279
Loss on disposal of property, plant and equipment	55	-
Deferred income taxes	(1,270)	(835)
Change in operating assets and liabilities:
Accounts receivable, net	(62,184)	(48,564)
Inventories, net	(9,302)	9,673
Accounts payable and accrued liabilities	14,920	12,877
Other current assets	2,379	1,048
Other non-current assets	(584)	(333)
Other long-term liabilities	1,141	(953)
Other, net	923	1,106
	(46,381)	(24,935)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business, net of cash acquired	-	(913)
Additions to property, plant and equipment	(3,971)	(3,012)
Proceeds from sales of property, plant and equipment	634	-
Payments under interest rate swap contracts	-	(1,751)
	(3,337)	(5,676)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable	42,357	4,687
Principal payments on senior notes and other long-term debt	(280)	(2)
Deferred financing costs paid to lenders	(173)	(1,280)
Dividends paid	-	(501)
Common stock transactions	324	43
	42,228	2,947
Effect of foreign currency fluctuations on cash	218	(208)
Decrease in cash and cash equivalents	(7,272)	(27,872)
CASH AND CASH EQUIVALENTS
Beginning of period	27,895	41,791
End of period	$20,623	$13,919

 The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1     Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of April 2, 2010 and April 3, 2009 and the results of operations for the three and six months ended April 2, 2010 and April 3, 2009 and cash flows for the six months ended April 2, 2010 and April 3, 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2009 which was filed with the Securities and Exchange Commission on December 11, 2009.

Because of seasonal and other factors, the results of operations for the six months ended April 2, 2010 are not necessarily indicative of the results to be expected for the Company's full 2010 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2     Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and began to explore strategic alternatives for its Escape brand products.  The results of operations of the Escape business have been reported as discontinued operations in the condensed consolidated statements of operations for the six month period ended April 3, 2009.

As of January 2, 2009, the Company completed the disposal of the Escape business.  As such, there was no activity related to the discontinued Escape business during the three and six months ended April 2, 2010 or the three months ended April 3, 2009.  The Company recorded pre-tax and after-tax income related to the discontinued Escape business of $41 during the six month period ended April 3, 2009, which was the result of disposing of the remaining Escape business lines.

3     Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $104,747 as of April 2, 2010 from $43,459 as of October 2, 2009 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

4     Earnings Per Share

Net income or loss per share of Class A common stock and Class B common stock is computed using the two-class method.  Grants of restricted stock which receive non-forfeitable dividends are required to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares as part of its diluted share calculation under the treasury stock method.  Retrospective restatement of earnings per share is presented for all prior periods.

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

For the three and six month periods ended April 2, 2010, basic income per share for Class A and Class B shares has been presented using the two class method as described above.  For the three and six month periods ended April 3, 2009, basic income and loss per share for Class A and Class B shares has been presented using the two class method and is the same for each class of shares due to the cumulative net loss incurred on a year to date basis.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested restricted stock. The computation of diluted net income per share of Class A common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options and non-vested stock is excluded and diluted loss per share is equal to basic loss per share.

For the three and six month periods ended April 2, 2010, diluted net income per share reflects the effect of dilutive stock options and assumes the conversion of Class B common stock into Class A common stock.  The effect of non-vested restricted stock is excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.  For the three month period ended April 3, 2009, diluted net income per share reflects the effect of dilutive stock options and non-vested restricted stock using the treasury method and assumes the conversion of Class B common stock into Class A common stock.  For the six month period ended April 3, 2009, because the Company reported a net loss, the effect of stock options and non-vested restricted stock is excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

5     Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options. At the March 2, 2010 Annual Shareholder Meeting, the Company's shareholders approved the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan (the “2010 Plan”) which provides for issuance of up to 1,000,000 shares of Class A common stock pursuant to the terms of the 2010 Plan.  As of April 2, 2010, no shares of Class A common stock have been awarded under the 2010 Plan.

JOHNSON OUTDOORS INC.

Under the Company’s stock incentive plans (including the 2010 Plan) there were 1,071,886 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at April 2, 2010.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding as of April 2, 2010 are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three and six month periods ended April 2, 2010.

A summary of stock option activity for the six months ended April 2, 2010 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 2, 2009	180,288	$8.23	1.7	$315
Granted	-	-		-
Exercised	(51,466)	7.31		145
Cancelled	(11,334)	9.39		33
Outstanding and exercisable at April 2, 2010	117,488	$8.52	1.9	$433

Non-vested Stock

All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.

The Company granted 11,305 and 25,880 shares of non-vested stock with a total value of $125 and $125 during the three month periods ended April 2, 2010 and April 3, 2009, respectively.  Grants of non-vested stock were 230,650 and 76,789 with a total value of $2,209 and $450 for the six month periods ended April 2, 2010 and April 3, 2009, respectively. These shares were granted under the Company’s 2000 Long Term Incentive Plan (the “2000 Plan”).  As noted above, the Company has not made any awards under its 2010 Plan.  Notwithstanding the adoption of the 2010 Plan, the outstanding awards made under the 2000 Plan remain outstanding in accordance with the terms of the 2000 Plan.  However, no future awards or grants can be made under the 2000 Plan.

Stock compensation expense related to non-vested stock was $353 and $167 for the three month periods ended April 2, 2010 and April 3, 2009, respectively, and $496 and $279 for the six month periods ended April 2, 2010 and April 3, 2009, respectively.

Non-vested stock issued and outstanding as of April 2, 2010 totaled 325,172 shares, having a gross unamortized value of $2,599 which will be amortized to expense through November 2014 or adjusted for changes in future estimated or actual forfeitures.  Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of non-vested shares by tendering a portion of the vested shares back to the Company.  No shares were tendered back to the Company during the three and six month periods ended April 2, 2010 or the three month period ended April 3, 2009. Shares tendered back to the Company totaled 8,071 for the six month period ended April 3, 2009.

JOHNSON OUTDOORS INC.

There were no forfeitures during the three and six month periods ended April 2, 2010.  The value of restricted stock forfeitures was $125 for each of the three and six month periods ended April 3, 2009.

A summary of non-vested stock activity for the six months ended April 2, 2010 related to the Company’s plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 2, 2009	105,827	$14.08
Non-vested stock grants	230,650	9.58
Non-vested stock cancelled	-	-
Restricted stock vested	(11,305)	11.06
Non-vested stock at April 2, 2010	325,172	$10.99

Employees’ Stock Purchase Plan

At the March 2, 2010 Annual Shareholders’ Meeting, the Company's shareholders approved the Johnson Outdoors Inc. 2009 Employees' Stock Purchase Plan (the “Purchase Plan”) which provides for issuance of a maximum of 80,000 Class A shares pursuant to the terms of the Purchase Plan.  The Company’s former employees’ stock purchase plan terminated effective May 1, 2009.

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company recognized no expense under either employee stock purchase plan during the three and six month periods ended April 2, 2010 and April 3, 2009.

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

The components of net periodic benefit cost related to Company sponsored benefit plans for the three and six months ended April 2, 2010 and April 3, 2009, respectively, were as follows:

	Three Months Ended		Six Months Ended
	April 2 2010	April 3 2009	April 2 2010	April 3 2009
Components of net periodic benefit cost:
Service cost	$-	$170	$-	$341
Interest on projected benefit obligation	249	269	498	537
Less estimated return on plan assets	244	244	488	488
Amortization of unrecognized:
Net income	20	14	40	29
Prior service cost	-	1	-	2
Net amount recognized	$25	$210	$50	$421

JOHNSON OUTDOORS INC.

7      Income Taxes

For the three months ended April 2, 2010 and April 3, 2009, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was 3.4% and 22.2%, respectively. The decrease was primarily due to the release of valuation allowance that offset tax expense, which was generated from the Company's United States and Switzerland earnings, during the three month period ended April 2, 2010.

For the six months ended April 2, 2010 and April 3, 2009, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was 17.8% and 4.1%, respectively.  During the six months ended April 2, 2010, the Company recorded a decrease in the valuation allowance of $645 predominantly against the United States and Switzerland net deferred tax assets resulting in zero tax expense.  Less significant items accounting for changes in the effective rate versus the prior year to date period include changes in the mix of income from generally lower tax jurisdictions in the prior year to relatively higher tax jurisdictions in the current year.  The prior year three and six month periods included the impact of reversing the valuation allowance for the Company’s Germany operations which resulted in $1,800 benefit and establishing a valuation allowance for the Company’s Japan operations which resulted in $1,200 of additional tax expense.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

Balance at October 3, 2008	$1,140
Gross increases - tax positions in current period	186
Lapse of statute of limitations	(36)
Balance at October 2, 2009	1,290
Gross increases - tax positions in current period	96
Lapse of statute of limitations	-
Balance at April 2, 2010	$1,386

The Company’s total gross liability for unrecognized tax benefits as of April 2, 2010 was $1,386, including $211 of accrued interest. There have been no material changes in unrecognized tax benefits as a result of tax positions in the current three months ended April 2, 2010.  The Company estimates that the unrecognized tax benefits will not change significantly within the next twelve months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest of $21 and $20 was recorded as a component of income tax expense in the consolidated statement of operations for the three months ended April 2, 2010 and April 3, 2009, respectively.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  The company has received notice from German tax authorities of their intention to perform an audit of tax years 2005 through 2008.  The following tax years remain subject to examination by the respective major tax jurisdictions:

JOHNSON OUTDOORS INC.

Jurisdiction	Fiscal Years
United States	2007-2010
Canada	2004-2010
France	2006-2010
Germany	2005-2010
Italy	2004-2010
Japan	2007-2010
Switzerland	1998-2010

8      Inventories

Inventories at the end of the respective periods consist of the following:

	April 2	October 2	April 3
	2010	2009	2009
Raw materials	$26,744	$20,745	$25,766
Work in process	2,152	2,403	2,344
Finished goods	46,868	44,189	53,686
	75,764	67,337	81,796
Less inventory reserves	6,709	6,252	6,391
	$69,055	$61,085	$75,405

9      New Accounting Pronouncements

In June 2008, the FASB issued guidance to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. This guidance applies to the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted this guidance effective October 3, 2009.   All prior-period EPS data presented has been adjusted retrospectively. The Company’s adoption did not have a material impact on its condensed consolidated financial statements.

10    Acquisitions

On February 6, 2009, the Company acquired 100% of the common stock of Navicontrol S.r.l. (“Navicontrol”), a marine autopilot manufacturing company, for approximately $1,005 including transaction fees of $121.  The acquisition was funded with existing cash. Navicontrol is a highly regarded European brand of marine autopilot systems for large boats and is based in Viareggio, Italy. The Company believes that the purchase of Navicontrol will allow the Company to accelerate its product line expansion in Europe. Navicontrol is included in the Company’s Marine Electronics segment.

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

11    Goodwill

The changes in goodwill assets during the six months ended April 2, 2010 and April 3, 2009, respectively, are as follows:

	April 2 2010	April 3 2009
Balance at beginning of period	$14,659	$14,085
Tax adjustments related to purchase price allocation	(994)	-
Amount attributable to Navicontrol acquisition	-	860
Amount attributable to movements in foreign currencies	(159)	(421)
Balance at end of period	$13,506	$14,524

During the six month period ended April 2, 2010, the Company identified an error in purchase accounting related to the Techsonic Industries acquisition after the allocation period had ended.  The Company identified realizable deferred tax assets of $994 that were present at the date of acquisition but were not included in the purchase price accounting.  The Company increased long term deferred tax assets by $994 and reduced goodwill by a like amount during the current period as the amount was not material to the current or prior periods.

12    Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the six months ended April 2, 2010 and April 3, 2009, respectively.

	April 2 2010	April 3 2009
Balance at beginning of period	$4,196	$4,361
Expense accruals for warranties issued during the period	1,753	2,242
Less current period warranty claims paid	1,143	1,925
Balance at end of period	$4,806	$4,678

JOHNSON OUTDOORS INC.

13    Derivative Instruments and Hedging Activities

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 26% of the Company’s revenues for the six month period ended April 2, 2010 were denominated in currencies other than the U.S. dollar. Approximately 15% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of April 2, 2010, the Company held foreign currency forward contracts with notional values of 10,400 Swiss francs recorded on the Company’s consolidated balance sheet as of such date at a fair value asset amount of $40 and a fair value liability amount of $216.  The related mark to market loss was recorded in “Other income and expense” in the Company’s condensed consolidated statement of operations for the period ended April 2, 2010.

The following discloses the location and amount of loss recognized in the Company’s consolidated statement of operations for foreign currency forward contracts not designated as hedging instruments. These losses are the result of recognizing changes in the fair values of derivatives.  These foreign currency forward contracts were employed as economic hedges of exchange rate risk on borrowings in foreign currencies.

		Three Months Ended April 2, 2010	Six Months Ended April 2, 2010
Derivatives not designed as hedging instruments	Location of loss recognized in statement of operations	Amount of loss recognized	Amount of loss recognized
Foreign currency forward contracts	Other income (expense)	$(549)	$(695)

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

JOHNSON OUTDOORS INC.

In the third quarter of fiscal 2009, the Company terminated all of its interest rate swap contracts.  As of April 2, 2010, the Company remained unhedged with respect to interest rate risk on its floating rate debt.

The Company had no derivative instruments designated as hedging instruments as of April 2, 2010.

Prior to becoming ineffective, the effective portion of the Swap was recorded on the Company’s consolidated balance sheets in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective on January 2, 2009, $5,937 of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the Swap were recorded directly to interest expense in the statement of operations.  The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that approximately $1,406 of the $3,039 remaining in AOCI at April 2, 2010 will be amortized into interest expense over the next 12 months.

The following discloses the location of loss reclassified from AOCI into net loss related to derivative instruments during the three and six months ended April 2, 2010:

	Three Months Ended April 2, 2010	Six Months Ended April 2, 2010
Loss reclassified from AOCI into:	Amount Reclassified	Amount Reclassified
Interest expense	$454	$923

14    Comprehensive Income (Loss)

Comprehensive income consists of net income and changes in shareholders’ equity from non-owner sources. For the three and six month periods ended April 2, 2010 and April 3, 2009, the difference between net income and comprehensive income consisted primarily of cumulative foreign currency translation adjustments and the effective portion of the Swap that had been designated as a cash flow hedge.  The strengthening of worldwide currencies versus the U.S. dollar created the Company's translation adjustments for the three and six months ended April 2, 2010 and April 3, 2009.

The income on the cash flow hedge in the three and six month periods ended April 2, 2010 and for the three month period ended April 3, 2009 was the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 13 – Derivative Instruments and Hedging Activities”).  The loss on the cash flow hedge in the six month period ended April 3, 2009 was primarily due to the impact of changes in LIBOR rate futures on the value of the Swap during the period it was effective as a cash flow hedge, subsequently offset to a degree by amortization of this effective portion of the cash flow hedge once it became ineffective.

JOHNSON OUTDOORS INC.

Comprehensive income (loss) for the respective periods consisted of the following:

	Three Months Ended		Six Months Ended
	April 2	April 3	April 2	April 3
	2010	2009	2010	2009
Net income (loss)	$6,183	$2,465	$1,947	$(4,435)
Currency translation adjustments	(2,651)	(4,068)	(3,312)	(3,066)
Income (loss) on cash flow hedge	454	502	923	(2,676)
Comprehensive income (loss)	$3,986	$(1,101)	$(442)	$(10,177)

15    Restructuring

On June 30, 2009, the Company announced plans to consolidate operations for its U.S. paddle sports brands in Old Town, Maine, which resulted in the closure of the Company’s plant in Ferndale, Washington.  This action also resulted in the elimination of approximately 90 positions in Ferndale.  For the three and six months ended April 2, 2010, the Company recorded a recovery of $25 and $25 related to severance, and expense of $231 and $631 related to other exit costs, respectively.  The Company expects the total cost of this restructuring to be $3,344, consisting of employee termination and related costs of $1,281, contract termination costs of $404, and other costs of $1,659. These charges are included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations.

The following represents a reconciliation of the changes in restructuring reserves related to this restructuring project through April 2, 2010.

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of October 2, 2008	$-	$-	$-	$-
Activity during the period ended October 2, 2009:
Charges to earnings	1,306	404	901	2,611
Settlement payments	(547)	-	(768)	(1,315)
Accrued liabilities as of October 2, 2009	$759	$404	$133	$1,296
Activity during the period ended April 2, 2010:
Charges to earnings	(25)	-	631	606
Settlement payments	(657)	(244)	(764)	(1,665)
Accrued liabilities as of April 2, 2010	$77	$160	$-	$237

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made a claim with its insurance carriers to recover the $4,400 settlement amount, plus litigation costs (approximately $943). This matter is presently the subject of litigation in the U.S. District Court for the Eastern District of Wisconsin. The Company is unable to estimate the outcome of the claim with its insurance carriers, including the amount of the insurance recovery at this time and, accordingly, has not recorded a receivable for this matter.

JOHNSON OUTDOORS INC.

17     Indebtedness

Debt Agreements

On September 29, 2009 the Company and certain of its subsidiaries entered into new Term Loan Agreements (the "Term Loan Agreements" or "Term Loans") between the Company or one of its subsidiaries and Ridgestone Bank ("Ridgestone"), replacing the Company’s Amended and Restated Credit Agreement of $60,000 that was due to mature on October 7, 2010.  The new Term Loan Agreements provide for initial aggregate term loan borrowings of $15,892 with maturity dates ranging from 15 to 25 years from the date of the applicable Term Loan Agreement.  Each Term Loan requires monthly payments of principal and interest.  Interest on $9,280 of the initial aggregate outstanding amount of the Term Loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at April 2, 2010.  The Term Loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries and a second lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries.  Any proceeds from the sale of secured property is first applied against the related Term Loan and then against the Revolver (which is described below).  Certain of the Term Loans covering $9,280 of the aggregate borrowings are subject to a pre-payment penalty.  In the first year of such Term Loan Agreements, the penalty is 10% of the pre-payment amount, decreasing by 1% annually.

On September 29, 2009 the Company also entered into a new Revolving Credit and Security Agreement (the "Revolving Credit Agreement" or "Revolver" and collectively, with the Term Loans and the Canadian Revolver described below, the "Debt Agreements") among the Company, certain of the Company's subsidiaries, PNC Bank, National Association, as lender, administrative agent and collateral agent, and the other lenders named therein, replacing the Company’s Amended and Restated Revolving Credit Agreement of $30,000 (formerly $75,000) that was due to mature on October 7, 2010. The new Revolving Credit Agreement, maturing in September 2012, provides for funding of up to $69,000.

On November 5, 2009, the Company closed on its Canadian asset backed credit facility (“Canadian Revolver” and collectively, with the Revolving Credit Agreement, “Revolvers”), increasing its total seasonal debt availability by $4,000 for the period July 15th through November 15th, and by $6,000 for the period November 16th through July 14th.

Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50,000 from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $25,000 for 60 consecutive days.  The Company’s remaining borrowing availability under the Revolver was approximately $13,212 at April 2, 2010.  The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The interest rate on the Revolvers is based primarily on LIBOR plus 3.25% with a minimum LIBOR floor of 2.0%.

JOHNSON OUTDOORS INC.

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

The Company incurred $24 and $173 of financing fees during the three and six month periods ended April 2, 2010 in conjunction with the execution of its Canadian Revolver which were capitalized and will be amortized over the life of the related debt.  The Company incurred and capitalized $84 and $1,280 of financing fees during the three and six month periods ended April 3, 2009 in conjunction with the December 31, 2008 loan modification to the Company’s then-existing debt agreements.

At April 2, 2010, the Company had borrowings outstanding under the Revolvers of $54,588 and other short term borrowings outstanding of $2,825.

Interest Rate Swaps

Historically, the Company has used interest rate swaps in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. To manage this risk in a cost efficient manner, the Company may enter into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.  Presently, all of the Company’s debt is of a floating rate nature and the Company is unhedged with respect to interest rate risk on its floating rate debt.  See “Note 13 – Derivative Instruments and Hedging Activities” for more information.

18    Fair Value Measurements

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at April 2, 2010, October 2, 2009 and April 3, 2009 due to the short maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

JOHNSON OUTDOORS INC.

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

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of April 2, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$5,039	$-	$-	$5,039
Foreign currency forward contracts	-	41	-	41

Liabilities:
Foreign currency forward contracts	$-	$216	$-	$216

The mark to market adjustments of the Rabbi trust assets are recorded in “Other (income) expense” in the Company’s condensed consolidated statement of operations.

The fair value of the foreign exchange forward contracts reported above were measured using the market value approach.

The following table summarizes the amount of total gains or losses in the periods noted below attributable to the changes in fair value of the instruments noted above:

JOHNSON OUTDOORS INC.

		Three Months Ended April 2, 2010	Six Months Ended April 2, 2010
	Location of income (loss) recognized in statement of operations	Amount of income (loss) recognized	Amount of income (loss) recognized

Rabbi trust assets	Other (income) expense	$197	$571
Foreign exchange forward contracts	Other (income) expense	$(549)	$(695)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.

During the six months ended April 2, 2010, the Company recognized impairment on a warehouse facility in Casarza – Ligure, Italy of $114 to write the asset down to its fair value of $656.  The impairment charge was included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations and in the Diving segment.  This facility was sold in March 2010 for $634.

19    Subsequent Events

The Company has evaluated subsequent events through the date which the Company’s condensed consolidated financial statements were issued.  Subsequent events are events or transactions that occur after the balance sheet date, but before the financial statements are issued.  Subsequent events can be one of two types:  recognized or non-recognized.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet, but arose before the financial statements are issued. There were no subsequent events as of the date the Company’s condensed consolidated financial statements were issued.

20    Segments of Business

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and six month periods ended April 2, 2010 and April 3, 2009.

Net sales and operating profit include both sales to customers, as reported in the Company's condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	April 2 2010	April 3 2009	April 2 2010	April 3 2009
Net sales:
Marine electronics
Unaffiliated customers	$61,970	$58,675	$95,045	$90,642
Interunit transfers	126	57	146	68
Outdoor equipment
Unaffiliated customers	13,727	8,465	22,476	19,690
Interunit transfers	11	10	24	22
Watercraft
Unaffiliated customers	16,170	21,631	26,425	32,671
Interunit transfers	30	41	44	48
Diving
Unaffiliated customers	20,920	17,763	39,252	33,236
Interunit transfers	274	72	437	149
Other/Corporate	110	96	159	147
Eliminations	(441)	(180)	(651)	(287)
	$112,897	$106,630	$183,357	$176,386
Operating profit (loss):
Marine electronics	$8,084	$7,147	$7,591	$6,178
Outdoor equipment	1,935	405	2,665	1,330
Watercraft	134	(245)	(1,011)	(1,844)
Diving	300	294	216	(903)
Other/Corporate	(2,399)	(1,809)	(4,962)	(4,192)
	$8,054	$5,792	$4,499	$569
Total assets (end of period):
Marine electronics			$122,986	$116,624
Outdoor equipment			21,504	20,424
Watercraft			45,042	53,715
Diving			66,339	59,425
Other/Corporate			13,623	12,803
			$269,494	$262,991

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and six month periods ended April 2, 2010 and April 3, 2009. All monetary amounts, other than share and per share amounts, are stated in millions.

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

JOHNSON OUTDOORS INC.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Fishin' Buddy®, Silva®, Eureka!®, Tech4O™, Geonav®, Old Town®, Ocean Kayak™, Necky®, Lendal™, Extrasport®, Carlisle®, Scubapro®, UWATEC®, SUBGEAR® and SEEMANN™.

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

Highlights

The Company experienced a 5.9% increase in net sales for the quarter ended April 2, 2010 over the same period in the prior year and a 37.9% increase in operating profit.

Key changes in the quarter included:

■	Marine Electronics net sales increased 5.8% from the prior year quarter due to growth in the Minn Kota®, Cannon®, and Humminbird® brands across key channels in both the domestic and international boat markets.
■	Outdoor Equipment net sales were up 61.2% from the prior year quarter due to growth in all segments as military tent sales more than doubled and consumer camping revenues increased 42.7% versus the prior year quarter.
■	Watercraft net sales were 25.3% below the prior year quarter largely due to a change in pre-season sales programs primarily in the specialty channel, which adjust shipment dates to coincide more closely with the customer’s retail selling season.
■	Diving net sales were up 19.1% primarily due to significant growth in European markets and favorable currency translation of 4.8%.

Gross profit margins were 40.2% for the quarter ended April 2, 2010, compared to 37.5% in the prior year quarter.  The increase in the gross profit margin was due primarily to improved operating efficiency, cost savings and a more favorable product mix.

Operating expenses for the quarter ended April 2, 2010 were up $3.2 million from the prior year quarter.  The increase was driven primarily by variable costs associated with higher sales, increased research and development spending and bonus and profit sharing expense.

Seasonality

The Company’s business is seasonal in nature. The second quarter falls within the Company’s primary selling season. The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

JOHNSON OUTDOORS INC.

	Year Ended
	October 2, 2009		October 3, 2008		September 28, 2007
	Net	Operating	Net	Operating	Net	Operating
Quarter Ended	Sales	Profit (Loss)	Sales	Profit (Loss)	Sales	Profit (Loss)
December	20%	(1918)%	18%	(12)%	17%	(11)%
March	30%	2127%	29%	10%	28%	23%
June	32%	3888%	34%	38%	35%	74%
September	18%	(3997)%	19%	(136)%	20%	14%
	100%	100%	100%	(100)%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below are summarized as follows:

	Three Months Ended		Six Months Ended
	April 2	April 3	April 2	April 3
(millions)	2010	2009	2010	2009
Net sales:
Marine Electronics	$62.1	$58.7	$95.2	$90.7
Outdoor Equipment	13.7	8.5	22.5	19.7
Watercraft	16.2	21.7	26.5	32.7
Diving	21.2	17.8	39.7	33.4
Other/eliminations	(0.3)	(0.1)	(0.5)	(0.1)
Total	$112.9	$106.6	$183.4	$176.4
Operating profit (loss):
Marine Electronics	$8.1	$7.1	$7.6	$6.2
Outdoor Equipment	1.9	0.4	2.7	1.3
Watercraft	0.1	(0.2)	(1.0)	(1.8)
Diving	0.3	0.3	0.2	(0.9)
Other/eliminations	(2.4)	(1.8)	(5.0)	(4.2)
Total	$8.0	$5.8	$4.5	$0.6

See “Note 20 – Segments of Business” of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profit.

JOHNSON OUTDOORS INC.

Net Sales

Net sales on a consolidated basis for the three months ended April 2, 2010 were $112.9 million, an increase of $6.3 million compared to $106.6 million for the three months ended April 3, 2009. Currency translation had a positive $2.3 million impact on consolidated net sales during the current quarter.

Net sales for the three months ended April 2, 2010 for the Marine Electronics business were $62.1 million, up $3.4 million or 5.8% from $58.7 million in the prior year quarter. Growth was seen primarily in the Minn Kota® brand in key channels versus the prior year quarter.  Currency had a $0.7 million positive impact in the current quarter.

Net sales for the Outdoor Equipment business were $13.7 million for the current quarter, an increase of $5.2 million or 61.2% from the prior year quarter sales of $8.5 million primarily as a result of increases in all business lines.

Net sales for the Watercraft business were $16.2 million, a decrease of $5.5 million or 25.3%, compared to $21.7 million in the prior year quarter, which decrease was primarily due to a change in pre-season sales programs which adjust shipment dates to coincide more closely with the customer’s retail selling season.  Currency translation had a $0.5 million positive impact on net sales in the current quarter.

Net sales for the Diving business were $21.2 million this quarter versus $17.8 million in the prior year quarter, an increase of $3.4 million or 19.1%.  The increase was primarily due to strong sales in Europe and favorable currency translation which had a $0.9 million positive impact on net sales in the current quarter.

Net sales on a consolidated basis for the six months ended April 2, 2010 were $183.4 million, an increase of $7.0 million compared to $176.4 million for the six months ended April 3, 2009. Currency translation had a positive $4.6 million impact on consolidated net sales during the current period.

Net sales for the six months ended April 2, 2010 for the Marine Electronics business were $95.2 million, up $4.5 million or 5.0% from $90.7 million in the prior year to date period. Growth was seen primarily in distributor channel sales versus the prior year to date period.  Currency translation had a positive $1.2 million impact on net sales in the current year.

Net sales for the Outdoor Equipment business were $22.5 million for the current year to date period, an increase of $2.8 million or 14.2% from the prior year to date period sales of $19.7 million.  The increase was primarily due to an increase in military tent and consumer camping orders.

Net sales for the Watercraft business year to date period were $26.5 million, a decrease of $6.2 million or 19.0%, compared to $32.7 million in the prior year to date period, which was primarily due to a change in pre-season sales programs which adjust shipment dates to coincide more closely with the customer’s retail selling season.  Currency translation had a $0.9 million positive impact on net sales in the current year to date period.

Net sales for the Diving business were $39.7 million year to date versus $33.4 million in the prior year to date period, an increase of $6.3 million or 18.9%.  The increase was due to strong sales in all markets  and an increase in favorable currency translation which had a $2.2 million positive impact on net sales in the current year.

Gross Profit Margin

Gross profit as a percentage of net sales was 40.2% on a consolidated basis for the three month period ended April 2, 2010 compared to 37.5% in the prior year quarter. The increase in gross profit margin was primarily due to improved operating efficiencies, favorable product mix and aggressive cost savings efforts undertaken in the current year.

Gross profit as a percentage of net sales was 39.1% on a consolidated basis for the six month period ended April 2, 2010 compared to 36.9% in the prior year to date period. The increase in gross profit margin was primarily due to improved operating efficiencies and aggressive cost savings efforts undertaken in the current year.

JOHNSON OUTDOORS INC.

Operating Expenses

Operating expenses were $37.3 million for the quarter ended April 2, 2010, an increase of $3.1 million over the prior year quarter amount of $34.2 million.  Primary factors driving the increase in operating expenses were variable costs associated with higher sales, bonus and profit sharing expense in the current year quarter versus a reversal of expense in the same period in the prior year, a $0.2 million increase in deferred compensation expense and a $0.6 million increase in research and development spending.  The $0.2 million increase in deferred compensation expense is directly related to a $0.2 million gain on the assets related to the non-qualified deferred compensation plan recorded in other income and expense as discussed below.

Operating expenses were $67.2 million for the six months ended April 2, 2010, an increase of $2.7 million over the prior year period amount of $64.5 million.

Operating Profit/Loss

Operating profit on a consolidated basis for the three months ended April 2, 2010 was $8.1 million compared to $5.8 million in the prior year quarter, an improvement of $2.3 million.  The improvement in the Company’s operating profit in the current period from the prior year period was due to the factors impacting gross profit and operating expenses discussed above.

Operating profit on a consolidated basis for the six months ended April 2, 2010 was $4.5 million compared to an operating profit of $0.6 million in the prior year quarter due to the factors impacting gross profit and operating expenses discussed above.

Interest and Other Income and Expense

Interest expense totaled $1.4 million for the three months ended April 2, 2010, compared to $3.1 million in the corresponding period of the prior year.  For the six months ended April 2, 2010, interest expense totaled $2.6 million compared to $4.7 million in the corresponding period of the prior year.  The decreases from prior year are due primarily to the reduction in interest rates and overall debt levels in addition to an expense of $0.7 million incurred during the second quarter of the prior year to mark the Company’s interest rate swaps to market. See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further discussion.

Interest income was less than $0.1 million for the three and six months ended April 2, 2010 as well as the three months ended April 3, 2009.  For the six months ended April 3, 2009, interest income was $0.1 million.

Other income/expense included a $0.2 million and $0.6 million market gain on the assets related to the non-qualified deferred compensation plan for the three and six month periods ended April 2, 2010, respectively.  Foreign currency exchange losses included in other income/expense were $0.5 million and $0.2 million for the three and six month periods ended April 2, 2010, respectively.   Foreign currency exchange gains for the three month period ended April 3, 2009 were $0.5 million.  For the six month period ended April 3, 2009, foreign currency exchange losses were $0.6 million.  See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further discussion.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and six months ended April 2, 2010 was 3.4% and 17.8%, respectively, compared to 22.2% and 4.1% in the corresponding periods of the prior year. Significant items contributing to changes in the effective rate versus the prior year quarter primarily relate to an decrease in the valuation allowance in the current year quarter.

JOHNSON OUTDOORS INC.

Net Income / Loss

Net income for the three months ended April 2, 2010 was $6.2 million, or $0.64 per diluted common class A and B share, compared to net income of $2.5 million, or $0.27 per diluted common class A and B share for the corresponding period of the prior year due to the factors discussed above.  Prior year earnings per share have been restated to reflect the adoption of new accounting guidance.  See “Note 4 – Earnings Per Share” to the Company’s condensed consolidated financial statements for further discussion.

Net income for the six months ended April 2, 2010 was $1.9 million, or $0.20 per diluted common class A and B share, compared to a net loss of $4.4 million or $0.49 per diluted common class A and B share for the corresponding period of the prior year due to the factors discussed above.

Liquidity and Financial Condition

Debt, net of cash balances, was $53.4 million as of April 2, 2010 compared to $51.4 million as of April 3, 2009.  The Company's debt-to-total capitalization ratio has increased to 39% as of April 2, 2010 from 37% as of April 3, 2009. The Company’s debt balance was $74.0 million as of April 2, 2010 compared to $65.3 million as of April 3, 2009.  See “Note 17 – Indebtedness” to the Company’s condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $104.7 million as of April 2, 2010, an increase of $4.2 million compared to $100.5 million as of April 3, 2009. The increase year over year was primarily due to increased sales as well as the effect of foreign currency translation of $1.9 million.

Inventories, net of inventory reserves, were $69.1 million as of April 2, 2010, a decrease of $6.3 million compared to $75.4 million as of April 3, 2009. The decrease year over year was primarily due to a concerted effort to continue to reduce inventory levels through strict controls and improved processes partially offset by the effect of foreign currency translation of $2.1 million.

Accounts payable were $26.9 million compared to $34.4 million as of April 3, 2009. The decrease year over year was largely due to extended vendor payment cycles in the prior year offset somewhat by the effect of foreign currency translation of $0.6 million.

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Six Months Ended
	April 2 2010	April 3 2009
Cash provided by (used for):
Operating activities	$(46.4)	$(24.9)
Investing activities	(3.3)	(5.7)
Financing activities	42.2	2.9
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.2)
Decrease in cash and cash equivalents	$(7.3)	$(27.9)

Operating Activities

Cash flows used by operations totaled $46.4 million for the six months ended April 2, 2010 compared with $24.9 million used for operations during the corresponding period of the prior fiscal year.

The increase in accounts receivable for the six months ended April 2, 2010 totaled $62.2 million, compared with $48.6 million in the prior fiscal year period. Cash flows used by inventories totaled $9.3 million for the six months ended April 2, 2010 compared to reductions in inventory which provided $9.7 million in the prior year period. The year to date increase in inventory cash flow usage year over year was due primarily to increased production in the six month period ended April 2, 2010 in response to the stabilization of the outdoor recreational products market. Cash flows provided by accounts payable and accrued liabilities were $14.9 million for the six months ended April 2, 2010 versus $12.9 million for the corresponding period of the prior year.

JOHNSON OUTDOORS INC.

Amortization of deferred financing costs, depreciation and other amortization charges were $5.0 million for the six month period ended April 2, 2010 compared to $5.2 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $3.3 million for the six months ended April 2, 2010 and $5.7 million for the corresponding period of the prior year.  Current year cash usage related entirely to capital expenditures net of proceeds from sales of property, plant and equipment.  Capital expenditures for the six months ended April 3, 2009 were $3.0 million.  Cash used in the prior year also included payments of $1.8 million under interest rate swap contracts as well as $0.9 million of payments for the purchase of the Navicontrol business. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2010 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows provided by financing activities totaled $42.2 million and $2.9 million for the six months ended April 2, 2010 and April 3, 2009, respectively. The Company made principal payments on senior notes and other long-term debt of $0.3 million during the six month period ended April 2, 2010 and $0 during the same period of the prior year.

The Company had outstanding borrowings of $54.6 million on revolving credit facilities as of April 2, 2010 versus $0 million of borrowings against revolving credit facilities as of April 3, 2009.  Other short term borrowings outstanding were $2.8 million as of April 2, 2010 versus $4.6 million as of April 3, 2009.  The Company had outstanding borrowings on long term debt (net of current maturities) of $16.0 million and $60.7 million as of April 2, 2010 and April 3, 2009, respectively.

New Debt Agreements

On September 29, 2009 the Company and certain of its subsidiaries entered into new Term Loan Agreements (the "Term Loan Agreements" or "Term Loans") between the Company or one of its subsidiaries and Ridgestone Bank ("Ridgestone"), replacing the Company’s Amended and Restated Credit Agreement of $60.0 million that was due to mature on October 7, 2010.  The new Term Loan Agreements provide for initial aggregate term loan borrowings of $15.9 million with maturity dates ranging from 15 to 25 years from the date of the applicable Term Loan Agreement.  Each Term Loan requires monthly payments of principal and interest.  Interest on $9.3 million of the initial aggregate outstanding amount of the Term Loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at April 2, 2010.  The Term Loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries and a second lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries.  Any proceeds from the sale of secured property is first applied against the related Term Loan and then against the Revolver (which is described below).  Certain of the Term Loans covering $9.3 million of the aggregate borrowings are subject to a pre-payment penalty.  In the first year of such Term Loan Agreements, the penalty is 10% of the pre-payment amount, decreasing by 1% annually.

On September 29, 2009 the Company also entered into a new Revolving Credit and Security Agreement (the "Revolving Credit Agreement" or "Revolver" and collectively, with the Term Loans and the Canadian Revolver described below, the "Debt Agreements") among the Company, certain of the Company's subsidiaries, PNC Bank, National Association, as lender, administrative agent and collateral agent, and the other lenders named therein, replacing the Company’s Amended and Restated Revolving Credit Agreement of $30.0 million (formerly $75.0 million) that was due to mature on October 7, 2010. The new Revolving Credit Agreement, maturing in September 2012, provides for funding of up to $69.0 million.

JOHNSON OUTDOORS INC.

On November 5, 2009, the Company closed on its Canadian asset backed credit facility (“Canadian Revolver” or collectively, with the Revolving Credit Agreement, “Revolvers”), increasing its total seasonal debt availability by $4.0 million for the period July 15th through November 15th, and by $6.0 million for the period November 16th through July 14th.

Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50.0 million from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and require an annual seasonal pay down to $25.0 million for 60 consecutive days.  The Company’s remaining borrowing availability under the Revolvers was approximately $13.2 million at April 2, 2010.  The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The interest rate on the Revolvers is based primarily on LIBOR plus 3.25% with a minimum LIBOR floor of 2.0%.

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

The Company incurred less than $0.1 million and approximately $0.2 million of financing fees during the three and six month periods ended April 2, 2010, respectively, in conjunction with the execution of its Canadian Revolver which were capitalized and will be amortized over the life of the related debt.  The Company incurred and capitalized $0.1 million and $1.3 million of financing fees during the three and six month periods ended April 3, 2009, respectively, in conjunction with the December 31, 2008 loan modification to the Company’s then-existing debt agreements.

At April 2, 2010, the Company had borrowings outstanding under the Revolvers of $54.6 million and other short term borrowings outstanding of $2.8 million.

Interest Rate Swaps

Historically, the Company has used interest rate swaps in order to maintain a mix of floating rate and fixed rate debt such that permanent working capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. To manage this risk in a cost efficient manner, the Company may enter into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

On October 29, 2007, the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over a five year period beginning on December 14, 2007. Interest on the Swap was settled quarterly, starting on March 14, 2008.  The purpose of entering into the Swap transaction was to lock the interest rate on the Company’s $60.0 million of three-month floating rate LIBOR debt at 4.685%, before applying the applicable margin.  At the time the Swap was entered into, it was effective as a hedge.  As a result of the amendment and restatement of the Company’s then-existing debt agreements on January 2, 2009 and the related imposition of a LIBOR floor in the terms of those restated debt agreements, the Swap was no longer an effective economic hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.  Prior to becoming ineffective, the effective portion of the Swap was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity on the Company’s consolidated balance sheets. As a result of this cash flow hedge becoming ineffective on January 2, 2009, $5.9 million of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the Swap were recorded directly to interest expense in the statement of operations.  The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that approximately $1.4 million of the $3.0 million remaining in AOCI at April 2, 2010 will be amortized into interest expense over the next 12 months.  During the three and six month periods ended April 2, 2010, $0.5 million and $0.9 million, respectively, was amortized into interest expense.

JOHNSON OUTDOORS INC.

In the third quarter of fiscal 2009, the Company terminated all of its interest rate swap contracts.  As such, as of April 2, 2010, the Company remained unhedged with respect to interest rate risk on its floating rate debt.  The Company had no derivative instruments designated as hedging instruments as of April 2, 2010.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at April 2, 2010.

	Payment Due by Period
(millions)	Total	Remainder 2010	2011/12	2013/14	2015 & After
Long-term debt	$15.7	$0.3	$0.9	$1.0	$13.5
Short-term debt	57.4	57.4	-	-	-
Operating lease obligations	21.4	3.2	7.7	5.0	5.5
Capital lease obligations	0.9	0.1	0.4	0.4	-
Open purchase orders	56.5	56.5	-	-	-
Contractually obligated interest payments	11.2	0.8	1.7	1.6	7.1
Total contractual obligations	$163.1	$118.3	$10.7	$8.0	$26.1

Interest obligations on short-term debt are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of April 2, 2010. Future interest costs on the Company’s Revolvers cannot be estimated due to the variability of the amount of borrowings and the interest rates on these facilities. Estimated future interest payments on the $15.7 million floating rate bank term debt and the $57.4 million revolving credit facilities and other short term debt were calculated under the terms of the debt agreements in place at April 2, 2010 using the market rates applicable in the current period and assuming that this rate would not change over the life of the term loan.

The Company also utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding at April 2, 2010 were $2.8 million compared to $2.2 million at April 3, 2009.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 26% of the Company’s revenues for the six months ended April 2, 2010 were denominated in currencies other than the U.S. dollar. Approximately 15% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.

The Company mitigates, when appropriate, a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options.  These can be used to hedge the effect of changes in foreign currency exchange rates on financial instruments and known commitments for purchases of inventory and other assets denominated in foreign currencies.  As of April 2, 2010, the Company held foreign currency forward contracts with notional values of 10.4 million Swiss francs to hedge the effect of changes in foreign currency exchange rates on foreign currency denominated short term notes payable.  As of April 3, 2009, the Company held foreign currency forward contracts denominated in Japanese yen, Swiss francs, and euros.  See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further information.

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

Sensitivity to Changes in Value

The estimated maximum potential loss from a 100 basis point movement in interest rates on the Company's term loan and short term borrowings outstanding at April 2, 2010 is $0 in fair value and $0.7 million in annual income before income taxes.  These estimates are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates or the effect of interest rate floors.

JOHNSON OUTDOORS INC.

The Company had $15.7 million outstanding in term loans, with maturities ranging from 15 to 25 years, with interest and principal payable monthly.  The term loans bear interest at the Prime rate plus a margin, which is reset each quarter at the prevailing rate.  The fair market value of these term loans was $15.7 million as of April 2, 2010.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 2, 2009 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended April 2, 2010.

New Accounting Pronouncements

In June 2008, the FASB issued guidance codified under ASC Topic 260 “Earnings Per Share” to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. This guidance applies to the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted this guidance effective October 3, 2009.   All prior-period EPS data presented has been adjusted retrospectively. The Company’s adoption of this guidance did not have a material impact on its condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Information with respect to this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management.”

Item 4T.  Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chie Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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
Signatures Dated: May 10, 2010
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

_______________________________________

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.