Form 10-Q
period 2010-07-02
JOHNSON OUTDOORS INC
filed 2010-08-06
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

As of July 27, 2010, 8,363,485 shares of Class A and 1,216,464 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	July 2	July 3	July 2	July 3
(thousands, except per share data)	2010	2009	2010	2009
Net sales	$123,954	$114,850	$307,311	$291,236
Cost of sales	72,467	68,755	184,082	180,067
Gross profit	51,487	46,095	123,229	111,169
Operating expenses:
Marketing and selling	23,974	23,295	66,848	65,337
Administrative management, finance and information systems	10,646	9,491	28,762	26,512
Research and development	3,514	2,723	9,767	8,165
Total operating expenses	38,134	35,509	105,377	100,014
Operating profit	13,353	10,586	17,852	11,155
Interest income	(26)	(18)	(46)	(163)
Interest expense	1,393	2,647	4,014	7,366
Other (income) expense, net	565	(421)	94	243
Income before income taxes	11,421	8,378	13,790	3,709
Income tax expense (benefit)	989	(612)	1,411	(805)
Income from continuing operations	10,432	8,990	12,379	4,514
Income from discontinued operations	-	-	-	41
Net income	$10,432	$8,990	$12,379	$4,555
Weighted average common shares - Basic:
Class A	8,031	7,961	8,001	7,944
Class B	1,216	1,216	1,216	1,216
Dilutive stock options	43	8	43	8
Weighted average common shares - Dilutive	9,290	9,185	9,260	9,168
Income from continuing operations per common share - Basic:
Class A	$1.10	$0.98	$1.31	$0.49
Class B	$1.00	$0.88	$1.19	$0.44
Income from discontinued operations per common share - Basic:
Class A	$-	$-	$-	$-
Class B	$-	$-	$-	$-
Net income per common share - Basic:
Class A	$1.10	$0.98	$1.31	$0.49
Class B	$1.00	$0.88	$1.19	$0.44
Income from continuing operations per common Class A and B share - Diluted	$1.09	$0.97	$1.30	$0.49
Income from discontinued operations per common Class A and B share - Diluted	$-	$-	$-	$-
Net income per common Class A and B share - Diluted	$1.09	$0.97	$1.30	$0.49

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2 2010	October 2 2009	July 3 2009
(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,480	$27,895	$33,945
Accounts receivable, net	76,280	43,459	82,449
Inventories, net	62,276	61,085	62,157
Deferred income taxes	2,234	2,168	3,804
Other current assets	4,886	7,748	4,626
Total current assets	171,156	142,355	186,981
Property, plant and equipment, net	31,627	33,490	37,870
Deferred income taxes	5,531	3,391	1,693
Goodwill	13,409	14,659	16,013
Other intangible assets, net	5,718	6,247	6,210
Other assets	9,447	10,140	5,272
Total assets	$236,888	$210,282	$254,039
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$15,432	$14,890	$-
Current maturities of long-term debt	633	584	-
Accounts payable	24,168	18,469	19,961
Accrued liabilities:
Salaries, wages and benefits	12,299	7,834	8,563
Accrued discounts and returns	6,438	5,253	6,343
Accrued interest payable	151	47	384
Income taxes payable	2,081	750	1,661
Other	16,864	13,014	14,796
Total current liabilities	78,066	60,841	51,708
Long-term debt, less current maturities	15,785	16,089	60,801
Deferred income taxes	1,911	593	962
Retirement benefits	8,355	9,188	6,347
Other liabilities	8,509	7,746	6,173
Total liabilities	112,626	94,457	125,991
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued:	418	404	404
July 2, 2010, 8,363,485
October 2, 2009, 8,066,965
July 3, 2009, 8,066,965
Class B shares issued: 1,216,464	61	61	61
Capital in excess of par value	59,540	58,343	58,268
Retained earnings	55,889	43,500	57,726
Accumulated other comprehensive income	8,355	13,560	11,632
Treasury stock at cost, shares of Class A common stock: 172, 8,071, and 8,071 respectively	(1)	(43)	(43)
Total shareholders' equity	124,262	115,825	128,048
Total liabilities and shareholders' equity	$236,888	$210,282	$254,039

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended
(thousands)	July 2 2010	July 3 2009

CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$12,379	$4,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,657	7,216
Amortization of intangible assets	435	291
Amortization of deferred financing costs	316	519
Impairment losses	114	-
Stock based compensation	725	354
Loss on disposal of property, plant and equipment	291	-
Deferred income taxes	(1,269)	(1,948)
Change in operating assets and liabilities:
Accounts receivable, net	(35,226)	(29,293)
Inventories, net	(3,748)	24,210
Accounts payable and accrued liabilities	18,342	(2,506)
Other current assets	2,552	1,625
Other non-current assets	(182)	(134)
Other long-term liabilities	158	(838)
Other, net	1,282	3,275
	2,826	7,326
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business, net of cash acquired	-	(913)
Additions to property, plant and equipment	(5,657)	(5,233)
Proceeds from sales of property, plant and equipment	634	-
Payments under interest rate swap contracts	-	(6,662)
	(5,023)	(12,808)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Net borrowings from short-term notes payable	621	-
Principal payments on senior notes and other long-term debt	(424)	(3)
Deferred financing costs paid to lenders	(173)	(1,360)
Dividends paid	-	(501)
Common stock transactions	487	43
	511	(1,821)
Effect of foreign currency fluctuations on cash	(729)	(543)
Decrease in cash and cash equivalents	(2,415)	(7,846)
CASH AND CASH EQUIVALENTS
Beginning of period	27,895	41,791
End of period	$25,480	$33,945

 The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1      Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of July 2, 2010 and July 3, 2009 and the results of operations for the three and nine months ended July 2, 2010 and July 3, 2009 and cash flows for the nine months ended July 2, 2010 and July 3, 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2009 which was filed with the Securities and Exchange Commission on December 11, 2009.

Because of seasonal and other factors, the results of operations for the nine months ended July 2, 2010 are not necessarily indicative of the results to be expected for the Company's full 2010 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2      Discontinued Operations

On December 17, 2007, the Company’s management committed to a plan to divest the Company’s Escape business and began to explore strategic alternatives for its Escape brand products.  The results of operations of the Escape business have been reported as discontinued operations in the condensed consolidated statements of operations for the nine month period ended July 3, 2009.

As of January 2, 2009, the Company completed the disposal of the Escape business.  As such, there was no activity related to the discontinued Escape business during the three and nine months ended July 2, 2010 or the three months ended July 3, 2009.  The Company recorded pre-tax and after-tax income related to the discontinued Escape business of $41 during the nine month period ended July 3, 2009, which was the result of disposing of the remaining Escape business lines during that period.

3      Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $76,280 as of July 2, 2010 from $43,459 as of October 2, 2009 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

4      Earnings Per Share

Net income or loss per share of Class A common stock and Class B common stock is computed using the two-class method.  Grants of restricted stock which receive non-forfeitable dividends are required to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares only as part of its diluted share calculation under the treasury stock method.  Retrospective restatement of earnings per share is presented for all prior periods.

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

For the three and nine month periods ended July 2, 2010 and July 3, 2009, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the three and nine month periods ended July 2, 2010 and July 3, 2009, diluted net income per share reflects the effect of dilutive stock options and assumes the conversion of Class B common stock into Class A common stock.  The effect of non-vested restricted stock is excluded from the diluted income per share calculation as their inclusion would be anti-dilutive.  Any undistributed earnings are reallocated to the non-vested stock.  A reconciliation of net income to dilutive earnings used in the earnings per share calculation is as follows:

	Three Months Ended		Nine Months ended
	July 2	July 3	July 2	July 3
	2010	2009	2010	2009
Net income	$10,432	$8,990	$12,379	$4,555
Less: Undistributed earnings reallocated to unvested shareholders	(352)	(102)	(367)	(41)
Dilutive earnings	$10,080	$8,888	$12,012	$4,514

JOHNSON OUTDOORS INC.

5      Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options. At the March 2, 2010 Annual Shareholder Meeting, the Company's shareholders approved the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan (the “2010 Plan”) which provides for issuance of up to 1,000,000 shares of Class A common stock pursuant to the terms of the 2010 Plan.  As of July 2, 2010, no shares of Class A common stock have been awarded under the 2010 Plan.

Under the Company’s stock incentive plans (including the 2010 Plan) there were 1,071,886 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at July 2, 2010.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding as of July 2, 2010 are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three and nine month periods ended July 2, 2010.

A summary of stock option activity for the nine months ended July 2, 2010 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 2, 2009	180,288	$8.23	1.7	$315
Granted	-	-		-
Exercised	(55,250)	7.29		161
Cancelled	(11,334)	9.39		37
Outstanding and exercisable at July 2, 2010	113,704	$8.57	1.7	$455

Non-vested Stock

All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.

Grants of non-vested stock were 230,650 and 76,789 with a total value of $2,209 and $450 for the nine month periods ended July 2, 2010 and July 3, 2009, respectively. These shares were granted under the Company’s 2000 Long Term Incentive Plan (the “2000 Plan”).  There were no grants of non-vested stock during the three month periods ended July 2, 2010 and July 3, 2009. As noted above, the Company has not made any awards under its 2010 Plan.  Notwithstanding the adoption of the 2010 Plan, the outstanding awards made under the 2000 Plan remain outstanding in accordance with the terms of the 2000 Plan.  However, no future awards or grants can be made under the 2000 Plan.

JOHNSON OUTDOORS INC.

Stock compensation expense related to non-vested stock was $229 and $75 for the three month periods ended July 2, 2010 and July 3, 2009, respectively, and $725 and $354 for the nine month periods ended July 2, 2010 and July 3, 2009, respectively.

Non-vested stock issued and outstanding as of July 2, 2010 totaled 325,172 shares, having a gross unamortized value of $2,370 which will be amortized to expense through November 2014 or adjusted for changes in future estimated or actual forfeitures.  Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of non-vested shares by tendering a portion of the vested shares back to the Company.  No shares were tendered back to the Company during the three and nine month periods ended July 2, 2010 or the three month period ended July 3, 2009. Shares tendered back to the Company totaled 8,071 for the nine month period ended July 3, 2009.

There were no forfeitures of non-vested restricted stock during the three and nine month periods ended July 2, 2010 or the three month period ended July 3, 2009.  The value of restricted stock forfeitures for the nine month period ended July 3, 2009 was $125.

A summary of non-vested stock activity for the nine months ended July 2, 2010 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 2, 2009	105,827	$14.08
Non-vested stock grants	230,650	9.58
Non-vested stock cancelled	-	-
Restricted stock vested	(11,305)	11.06
Non-vested stock at July 2, 2010	325,172	$10.99

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

The Company’s employees’ stock purchase plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company issued 10,448 shares of Class A common stock under the Purchase Plan on May 31, 2010.  The Company recognized expense under the Purchase Plan of $24 during the three and nine month periods ended July 2, 2010.  No expense was recognized under either stock purchase plan during the three and nine month periods ended July 3, 2009.

JOHNSON OUTDOORS INC.

6      Pension Plans

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.  On May 28, 2009, the Company elected to freeze its U.S. defined benefit pension plans as of September 30, 2009. The effect of this action is a cessation of benefit accruals related to service performed after September 30, 2009 and, as a result, a reduction in future net periodic benefit cost.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine months ended July 2, 2010 and July 3, 2009, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	July 2 2010	July 3 2009	July 2 2010	July 3 2009
Components of net periodic benefit cost:
Service cost	$-	$138	$-	$479
Interest on projected benefit obligation	247	298	745	835
Less estimated return on plan assets	241	252	729	740
Amortization of unrecognized:
Net income	31	2	71	31
Prior service cost	-	(2)	-	-
Net amount recognized	$37	$184	$87	$605

7      Income Taxes

For the three months ended July 2, 2010 and July 3, 2009, the Company’s effective income tax rate attributable to three month quarterly earnings from continuing operations before income taxes was 8.7% and (7.3%), respectively.  The three month quarter-over-quarter increase is primarily due to recording a benefit for a state income tax credit in the prior year quarter.

For the nine months ended July 2, 2010 and July 3, 2009, the Company’s effective income tax rate attributable to earnings before income taxes was 10.2% and (21.7%), respectively.  The nine month year-over-year increase is a result of foreign earnings mix, changes in the valuation allowance, and the prior year state income tax credit.  During the nine months ended July 2, 2010, the Company recorded a decrease in the valuation allowance of $4,269 predominantly against the domestic net deferred tax assets resulting in zero tax expense.  The prior nine month period included the impact of reversing the valuation allowance for its Germany operations which resulted in $1,800 benefit and establishing a valuation allowance for its Japan operations which resulted in $1,200 of additional tax expense.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

Balance at October 3, 2008	$1,140
Gross increases - tax positions in current period	186
Lapse of statute of limitations	(36)
Balance at October 2, 2009	1,290
Gross increases - tax positions in current period	163
Lapse of statute of limitations	-
Balance at July 2, 2010	$1,453

JOHNSON OUTDOORS INC.

The Company’s total gross liability for unrecognized tax benefits as of July 2, 2010 was $1,453, including $235 of accrued interest. There have been no material changes in unrecognized tax benefits as a result of tax positions in the current three months ended July 2, 2010.  The Company estimates that the unrecognized tax benefits will not change significantly within the next twelve months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest of $24 and $20 was recorded as a component of income tax expense in the consolidated statement of operations for the three months ended July 2, 2010 and July 3, 2009, respectively.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  The company has received notice from German tax authorities of their intention to perform an audit of tax years 2005 through 2008.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2007-2010
Canada	2004-2010
France	2006-2010
Germany	2005-2010
Italy	2004-2010
Japan	2007-2010
Switzerland	1999-2010

8      Inventories

Inventories at the end of the respective periods consist of the following:

	July 2	October 2	July 3
	2010	2009	2009
Raw materials	$21,117	$18,130	$18,453
Work in process	2,288	2,403	2,483
Finished goods	38,871	40,552	41,221
	62,276	61,085	62,157

9      New Accounting Pronouncements

In June 2008, the FASB issued guidance to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. This guidance applies to the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted this guidance effective October 3, 2009.   All prior-period EPS data presented has been adjusted retrospectively. The impact of the change was to increase prior year quarter to date and year to date basic EPS by $0.01 for both class A and class B shares.  The impact of the change on diluted EPS was an increase of $0.01 for the prior year quarter to date period.  There was no change for the prior year to date period.

JOHNSON OUTDOORS INC.

10.   Acquisitions

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

JOHNSON OUTDOORS INC.

11    Goodwill

The changes in goodwill assets during the nine months ended July 2, 2010 and July 3, 2009, respectively, are as follows:

	July 2 2010	July 3 2009
Balance at beginning of period	$14,659	$14,085
Tax adjustments related to purchase price allocation	(994)	-
Amount attributable to Navicontrol acquisition	-	860
Amount attributable to movements in foreign currencies	(256)	1,068
Balance at end of period	$13,409	$16,013

During the nine month period ended July 2, 2010, the Company identified an error in purchase accounting related to the Techsonic Industries acquisition after the allocation period had ended.  The Company identified realizable deferred tax assets of $994 that were present at the date of acquisition but were not included in the purchase price accounting.  The Company increased long term deferred tax assets by $994 and reduced goodwill by a like amount during the year to date period as the amount was not material to the year to date or prior periods.

12     Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the nine months ended July 2, 2010 and July 3, 2009, respectively.

	July 2 2010	July 3 2009
Balance at beginning of period	$4,196	$4,361
Expense accruals for warranties issued during the period	2,567	2,944
Less current period warranty claims paid	(2,008)	(2,703)
Balance at end of period	$4,755	$4,602

13     Derivative Instruments and Hedging Activities

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 25% of the Company’s revenues for the nine month period ended July 2, 2010 were denominated in currencies other than the U.S. dollar. Approximately 14% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

JOHNSON OUTDOORS INC.
As of July 2, 2010, the Company held foreign currency forward contracts with notional values of 5,400 Swiss francs recorded on the Company’s consolidated balance sheet as of such date at a fair value asset amount of $146.  The related mark to market loss was recorded in “Other income and expense” in the Company’s condensed consolidated statement of operations for the period ended July 2, 2010.

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

		Three Months Ended July 2, 2010	Nine Months Ended July 2, 2010
Derivatives not designed as hedging instruments	Location of loss recognized in statement of operations	Amount of loss recognized	Amount of loss recognized

Foreign currency forward contracts	Other income (expense)	$(323)	$(1,018)

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

In the third quarter of fiscal 2009, the Company terminated all of its interest rate swap contracts, including the Swap.  As of July 2, 2010, the Company remained unhedged with respect to interest rate risk on its floating rate debt.

The Company had no derivative instruments designated as hedging instruments as of July 2, 2010.

Prior to becoming ineffective, the effective portion of the Swap was recorded on the Company’s consolidated balance sheets in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective on January 2, 2009, $5,937 of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the Swap were recorded directly to interest expense in the statement of operations.  The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that approximately $1,282 of the $2,632 remaining in AOCI at July 2, 2010 will be amortized into interest expense over the next 12 months.

JOHNSON OUTDOORS INC.

The following discloses the location of loss reclassified from AOCI into net loss related to derivative instruments during the three and nine months ended July 2, 2010:

	Three Months Ended		Nine Months Ended
	July 2 2010	July 3 2009	July 2 2010	July 3 2009
Loss reclassified from AOCI into:	Amount Reclassified		Amount Reclassified
Interest expense	$408	$955	$1,331	$1,457

14    Comprehensive Income (Loss)

Comprehensive income consists of net income and changes in shareholders’ equity from non-owner sources. For the three and nine month periods ended July 2, 2010 and July 3, 2009, the difference between net income and comprehensive income consisted primarily of cumulative foreign currency translation adjustments and the effective portion of the Swap that had been designated as a cash flow hedge.  The strengthening of the U.S. dollar versus worldwide currencies created the Company's currency translation losses for the three and nine months ended July 2, 2010.  The U.S. dollar weakened significantly against worldwide currencies in the three month period ended July 3, 2009 resulting in comprehensive income from currency translation gains for the three and nine month periods ended July 3, 2009.

The income on the cash flow hedge in the three and nine month periods ended July 2, 2010 and for the three month period ended July 3, 2009 was the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 13 – Derivative Instruments and Hedging Activities”).  The loss on the cash flow hedge in the nine month period ended July 3, 2009 was primarily due to the impact of changes in LIBOR rate futures on the value of the Swap during the period it was effective as a cash flow hedge, subsequently offset to a degree by amortization of this effective portion of the cash flow hedge once it became ineffective.

The other comprehensive income from the change in pension plans was driven by the Company’s decision on May 28, 2009 to freeze its U.S. defined benefit pension plans, resulting in the reduction of the Company’s pension obligation.

Comprehensive income (loss) for the respective periods consisted of the following:

	Three Months Ended		Nine Months Ended
	July 2	July 3	July 2	July 3
	2010	2009	2010	2009
Net income	$10,432	$8,990	$12,379	$4,555
Currency translation gain (loss)	(3,224)	4,967	(6,536)	1,901
Change in pension plans	-	673	-	673
Income (loss) on cash flow hedge	408	955	1,331	(1,721)
Comprehensive income	$7,616	$15,585	$7,174	$5,408

15    Restructuring

On June 30, 2009, the Company announced plans to consolidate operations for its U.S. paddle sports brands in Old Town, Maine, which resulted in the closure of the Company’s plant in Ferndale, Washington.  This action also resulted in the elimination of approximately 90 positions in Ferndale.  For the three and nine months ended July 2, 2010, the Company recorded a recovery of $0 and $25 related to severance, and expense of $45 and $676 related to other exit costs, respectively.  The Company expects the total cost of this restructuring to be $3,344, consisting of employee termination and related costs of $1,281, contract termination costs of $404, and other costs of $1,659. These charges are included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations.

JOHNSON OUTDOORS INC.

The following represents a reconciliation of the changes in restructuring reserves related to this restructuring project through July 2, 2010.

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued liabilities as of October 2, 2008	$-	$-	$-	$-
Activity during the period ended October 2, 2009:
Charges to earnings	1,306	404	901	2,611
Settlement payments	(547)	-	(768)	(1,315)
Accrued liabilities as of October 2, 2009	$759	$404	$133	$1,296
Activity during the period ended July 2, 2010:
Charges to earnings	(25)	-	676	651
Settlement payments	(706)	(392)	(809)	(1,907)
Accrued liabilities as of July 2, 2010	$28	$12	$-	$40

16     Litigation

The Company is subject to various legal actions and proceedings in the normal course of business, including those related to commercial disputes, product liability, intellectual property and environmental matters. The Company is insured against loss for certain of these matters. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome of any pending litigation will have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

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

17     Indebtedness

Debt Agreements

On September 29, 2009 the Company and certain of its subsidiaries entered into new Term Loan Agreements (the "Term Loan Agreements" or "Term Loans") between the Company or one of its subsidiaries and Ridgestone Bank ("Ridgestone"), replacing the Company’s Amended and Restated Credit Agreement of $60,000 that was due to mature on October 7, 2010.  The new Term Loan Agreements provide for initial aggregate term loan borrowings of $15,892 with maturity dates ranging from 15 to 25 years from the date of the applicable Term Loan Agreement.  Each Term Loan requires monthly payments of principal and interest.  Interest on $9,280 of the initial aggregate outstanding amount of the Term Loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at July 2, 2010.

JOHNSON OUTDOORS INC.

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

At July 2, 2010 the Company had $15,583 outstanding under the term loans.

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

Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50,000 from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $25,000 for 60 consecutive days during the three month period beginning August 1st.

At July 2, 2010, the Company had borrowings outstanding under the Revolvers of $15,432.  The Company’s remaining borrowing availability under the Revolvers was approximately $30,675 at July 2, 2010.

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

The Company incurred $0 and $173 of financing fees during the three and nine month periods ended July 2, 2010 in conjunction with the execution of its Canadian Revolver which were capitalized and will be amortized over the life of the related debt.  The Company incurred and capitalized $80 and $1,360 of financing fees during the three and nine month periods ended July 3, 2009 in conjunction with the December 31, 2008 loan modification to the Company’s then-existing debt agreements.

JOHNSON OUTDOORS INC.

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

18.   Fair Value Measurements

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at July 2, 2010, October 2, 2009 and July 3, 2009 due to the short maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

Valuation Techniques

Over the Counter Derivative Contracts
The value of over the counter derivative contracts, such as interest rate swaps and foreign currency forward contracts, are derived using pricing models, which take into account the contract terms, as well as other inputs, including, where applicable, the notional values of the contracts, payment terms, maturity dates, credit risk, interest rate yield curves, and contractual and market currency exchange rates.  The pricing model used for valuing interest rate swaps does not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case with the generic interest rate swap the Company held during fiscal 2009.

JOHNSON OUTDOORS INC.

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.

Goodwill and Other Intangible Assets
In assessing the recoverability of the Company's goodwill and other indefinite lived intangible assets, the Company estimates the future discounted cash flows of the businesses to which the goodwill relates.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  In determining estimated future cash flows, the Company makes assumptions regarding anticipated financial position, future earnings and other factors to determine the fair value of the respective assets.

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of July 2, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$4,700	$-	$-	$4,700
Foreign currency forward contracts	$-	$146	$-	$146

The mark to market adjustments of the Rabbi trust assets are recorded in “Other (income) expense” in the Company’s condensed consolidated statement of operations.

The fair value of the foreign currency forward contracts reported above were measured using the market value approach.

The following table summarizes the amount of total gains or losses in the periods noted below attributable to the changes in fair value of the instruments noted above:

		Three Months Ended July 2, 2010	Nine Months Ended July 2, 2010
	Location of income (loss) recognized in statement of operations	Amount of income (loss) recognized	Amount of income (loss) recognized

Rabbi trust assets	Other (income) expense	$(481)	$90
Foreign currency forward contracts	Other (income) expense	$(323)	$(1,018)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.

During the nine months ended July 2, 2010, the Company recognized impairment on a warehouse facility in Casarza – Ligure, Italy of $114 to write the asset down to its fair value of $656.  The impairment charge was included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations and in the Diving segment.  This facility was sold in March 2010 for $634.

JOHNSON OUTDOORS INC.

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

20    Segments of Business

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and nine month periods ended July 2, 2010 and July 3, 2009.

Net sales and operating profit include both sales to customers, as reported in the Company's condensed consolidated statements of operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	July 2 2010	July 3 2009	July 2 2010	July 3 2009
Net sales:
Marine electronics
Unaffiliated customers	$61,879	$52,479	$156,924	$143,121
Interunit transfers	87	63	233	131
Outdoor equipment
Unaffiliated customers	15,550	12,832	38,026	32,522
Interunit transfers	28	13	52	35
Watercraft
Unaffiliated customers	24,536	25,438	50,961	58,109
Interunit transfers	69	64	113	112
Diving
Unaffiliated customers	21,757	23,902	61,009	57,138
Interunit transfers	237	271	674	420
Other/Corporate	232	199	391	346
Eliminations	(421)	(411)	(1,072)	(698)
	$123,954	$114,850	$307,311	$291,236
Operating profit (loss):
Marine electronics	$8,790	$6,757	$16,381	$12,935
Outdoor equipment	2,490	1,929	5,155	3,259
Watercraft	2,873	1,559	1,862	(285)
Diving	1,805	2,427	2,021	1,524
Other/Corporate	(2,605)	(2,086)	(7,567)	(6,278)
	$13,353	$10,586	$17,852	$11,155
Total assets (end of period):
Marine electronics			$91,542	$91,540
Outdoor equipment			20,808	23,380
Watercraft			42,632	49,690
Diving			69,349	72,901
Other/Corporate			12,557	16,528
			$236,888	$254,039

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and nine month periods ended July 2, 2010 and July 3, 2009. All monetary amounts, other than share and per share amounts, are stated in millions.

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

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 11, 2009 and the following:  changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation and on cost-cutting and revenue enhancement initiatives; actions of and disputes with companies and companies that compete with the Company; the Company’s success in managing inventory; the risk that the Company’s lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment the lenders would be willing to provide; the risk of future writedowns of goodwill or other intangible assets; movements in foreign currencies or interest rates; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the Company’s success in restructuring certain of its operations; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

JOHNSON OUTDOORS INC.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Fishin' Buddy®, Silva®, Eureka!®, Tech4O™, Geonav®, Old Town®, Ocean Kayak™, Necky®,  Extrasport®, Carlisle®, Scubapro®, UWATEC®, SUBGEAR® and SEEMANN™.

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

Highlights

The Company experienced a 7.9% increase in net sales for the quarter ended July 2, 2010 over the same period in the prior year and a 26.1% increase in operating profit.

Key changes in the quarter included:

●	Marine Electronics net sales increased 17.9% from the prior year quarter due to growth in the Minn Kota®, Cannon®, and Humminbird® brands across key distribution channels in both the domestic and international boat markets.
●
Outdoor Equipment net sales were up 21.3% from the prior year quarter driven by double-digit growth in all segments.  Military and consumer tent sales continued to outpace the prior year and commercial sales began to recover with sales up 28.5% versus the prior year quarter.

●	Watercraft net sales decreased 3.5% versus the prior year quarter due to declines in Europe and the U.S. specialty retail channel.
●	Diving net sales decreased 9.0% from the prior year period primarily due to product availability, a slow-down of sales late in the quarter in key international markets and unfavorable currency translation of 3.5%.

Gross profit margins were 41.5% for the quarter ended July 2, 2010, compared to 40.1% in the prior year quarter.  The increase in the gross profit margin was due primarily to improved overhead absorption, cost savings and a more favorable product mix.

Operating expenses for the quarter ended July 2, 2010 were up $2.6 million from the prior year quarter.  The current year quarter includes $2.8 million of bonus and profit sharing expense versus no such expense in the prior year quarter.  Increases in variable costs associated with higher sales and increased research and development spending were offset by cost savings.

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

JOHNSON OUTDOORS INC.

	Year Ended
	October 2, 2009		October 3, 2008		September 28, 2007
	Net	Operating	Net	Operating	Net	Operating
Quarter Ended	Sales	Profit (Loss)	Sales	Profit (Loss)	Sales	Profit (Loss)
December	20%	(1918)%	18%	(12)%	17%	(11)%
March	30%	2127%	29%	10%	28%	23%
June	32%	3888%	34%	38%	35%	74%
September	18%	(3997)%	19%	(136)%	20%	14%
	100%	100%	100%	(100)%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 2	July 3	July 2	July 3
(millions)	2010	2009	2010	2009
Net sales:
Marine Electronics	$62.0	$52.6	$157.2	$143.3
Outdoor Equipment	15.6	12.9	38.1	32.6
Watercraft	24.6	25.5	51.0	58.2
Diving	22.0	24.2	61.7	57.6
Other/eliminations	(0.2)	(0.4)	(0.7)	(0.5)
Total	$124.0	$114.8	$307.3	$291.2
Operating profit (loss):
Marine Electronics	$8.8	$6.7	$16.4	$12.9
Outdoor Equipment	2.5	2.0	5.2	3.3
Watercraft	2.9	1.5	1.9	(0.3)
Diving	1.8	2.4	2.0	1.5
Other/eliminations	(2.6)	(2.0)	(7.6)	(6.2)
Total	$13.4	$10.6	$17.9	$11.2

See “Note 20 – Segments of Business” of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profit.

JOHNSON OUTDOORS INC.
Net Sales

Net sales on a consolidated basis for the three months ended July 2, 2010 were $124.0 million, an increase of $9.1 million compared to $114.9 million for the three months ended July 3, 2009. Currency translation had an unfavorable $0.7 million impact on consolidated net sales during the current quarter.

Net sales for the three months ended July 2, 2010 for the Marine Electronics business were $62.0 million, up $9.5 million or 17.9% from $52.5 million in the prior year quarter. Growth was seen in the Humminbird®, Minn Kota® and Cannon® brands in key distribution channels versus the prior year quarter.  Currency translation had a $0.1 million favorable impact in the current quarter.

Net sales for the Outdoor Equipment business were $15.6 million for the current quarter, an increase of $2.7 million or 21.3% from the prior year quarter sales of $12.9 million as a result of increases in all business lines.

Net sales for the Watercraft business were $24.6 million, a decrease of $0.9 million or 3.5%, compared to $25.5 million in the prior year quarter, driven primary by declines in Europe and the U.S. specialty retail channel.  Currency translation had a $0.1 million unfavorable impact on net sales in the current quarter.

Net sales for the Diving business were $22.0 million this quarter versus $24.2 million in the prior year quarter, a decrease of $2.2 million or 9.0%.  The decrease was primarily due to product availability, a slowdown in key international markets, and currency translation which had a $0.8 million unfavorable impact on net sales in the current quarter.

Net sales on a consolidated basis for the nine months ended July 2, 2010 were $307.3 million, an increase of $16.1 million, compared to $291.2 million for the nine months ended July 3, 2009. Currency translation had a $3.8 million favorable impact on consolidated net sales during the current period.

Net sales for the nine months ended July 2, 2010 for the Marine Electronics business were $157.2 million, up $13.9 million or 9.7% from $143.3 million in the prior year to date period. Growth was seen primarily in distributor channel sales versus the prior year to date period.  Currency translation had a $1.3 million favorable impact on net sales in the current year.

Net sales for the Outdoor Equipment business were $38.1 million for the current year to date period, an increase of $5.5 million or 17.0% from the prior year to date period sales of $32.6 million.  The increase was primarily due to an increase in military tent and consumer camping orders.

Net sales for the Watercraft business year to date period were $51.0 million, a decrease of $7.1 million or 12.3%, compared to $58.2 million in the prior year to date period, which was primarily due to a decline in U.S. specialty retail channel sales.  Currency translation had a $0.7 million favorable impact on net sales in the current year to date period.

Net sales for the Diving business were $61.7 million year to date versus $57.6 million in the prior year to date period, an increase of $4.1 million or 7.2%.  The increase was due to strong sales in all markets and favorable currency translation which had a $1.4 million positive impact on net sales in the current year.

Gross Profit Margin

Gross profit as a percentage of net sales was 41.5% on a consolidated basis for the three month period ended July 2, 2010 compared to 40.1% in the prior year quarter. The increase in gross profit margin was primarily due to improved overhead absorption, favorable product mix and aggressive cost savings efforts undertaken in the current year.

Gross profit as a percentage of net sales was 40.1% on a consolidated basis for the nine month period ended July 2, 2010 compared to 38.2% in the prior year to date period. The increase in gross profit margin was primarily due to improved overhead absorption, favorable product mix, and aggressive cost savings efforts.

JOHNSON OUTDOORS INC.

Operating Expenses

Operating expenses were $38.1 million for the quarter ended July 2, 2010, an increase of $2.6 million over the prior year quarter amount of $35.5 million.  Primary factors driving the increase in operating expenses were an additional $1 million of variable costs associated with higher sales, $2.8 million bonus and profit sharing expense incurred in the current year quarter versus no such expense in the same period in the prior year, and a $0.8 million increase in research and development spending, offset by reductions in bad debt expense, restructuring costs and the effects of cost reduction actions taken in the prior year including reduced headcount.

Operating expenses were $105.4 million for the nine months ended July 2, 2010, an increase of $5.4 million over the prior year period amount of $100.0 million.  Year to date bonus and profit sharing expenses incurred in the current year were $4.9 million compared with no such expense in the prior year to date period.

Operating Profit/Loss

Operating profit on a consolidated basis for the three months ended July 2, 2010 was $13.4 million compared to $10.6 million in the prior year quarter, an improvement of $2.8 million.  The improvement in the Company’s operating profit was due mainly to increased sales and cost reduction efforts as well as the other factors impacting gross profit and operating expenses discussed above.

Operating profit on a consolidated basis for the nine months ended July 2, 2010 was $17.9 million compared to an operating profit of $11.2 million in the prior year quarter, an increase of $6.7 million due to the factors impacting gross profit and operating expenses discussed above.

Interest and Other Income and Expense

Interest expense totaled $1.4 million for the three months ended July 2, 2010, of which $0.4 million related to amortization of losses on interest rate swaps, compared to $2.6 million in the corresponding period of the prior year, which included $1.0 million related to amortization of losses on interest rate swaps.

For the nine months ended July 2, 2010, interest expense totaled $4.0 million, of which $1.3 million related to amortization of losses on interest rate swaps, compared to $7.4 million in the corresponding period of the prior year, which included $1.5 million related to amortization of losses on interest rate swaps.  The decreases from the prior year periods were due primarily to the reduction in interest rates and overall debt levels in addition to an expense of $0.7 million incurred during prior year to mark the Company’s interest rate swaps to market. See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further discussion.

Interest income was less than $0.1 million for the three and nine months ended July 2, 2010 as well as the three months ended July 3, 2009.  For the nine months ended July 3, 2009, interest income was $0.2 million.

Other income/expense included a $0.5 million market loss on the assets related to the Company’s non-qualified deferred compensation plan for the three month period ended July 2, 2010, and a $0.1 million market gain for the nine month period ended July 2, 2010.  Foreign currency exchange losses included in other income/expense were $0 and $0.3 million for the three and nine month periods ended July 2, 2010, respectively.  Foreign currency exchange gains for the three month period ended July 3, 2009 were $0.3 million.  For the nine month period ended July 3, 2009, foreign currency exchange losses were $0.4 million.  See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further discussion.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The Company’s effective tax rate for the three and nine month periods ended July 2, 2010 was 8.7% and 10.2%, compared to (7.3%) and (21.7%) in the corresponding periods of the prior year.  Significant items contributing to changes in the effective rate versus the prior year periods primarily relate to a one time state income tax credit benefit in the prior year period, a less favorable geographic mix of profits and losses from a tax perspective and valuation allowance offsetting tax expense/benefit to zero in the U.S. and certain foreign tax jurisdictions.

JOHNSON OUTDOORS INC.

In fiscal 2008, as a result of operating losses and economic uncertainty, the Company recorded valuation allowances of $29.5 million with respect to deferred tax assets in the U.S. and certain foreign tax jurisdictions.  The Company is required to evaluate the appropriateness of these valuation allowances and may reverse some or all of these valuation allowances in future reporting periods if, based on the Company’s actual results and forecasts, future business prospects appear likely to continue recent improvements and enable the realization of the deferred tax assets.

Net Income / Loss

Net income for the three months ended July 2, 2010 was $10.4 million, or $1.09 per diluted common class A and B share, compared to net income of $9.0 million, or $0.97 per diluted common class A and B share for the corresponding period of the prior year, an increase of $0.11 per diluted common class A and B share due to the factors discussed above.  Prior year earnings per share have been restated to reflect the adoption of new accounting guidance.  See “Note 4 – Earnings Per Share” to the Company’s condensed consolidated financial statements for further discussion.

Net income for the nine months ended July 2, 2010 was $12.4 million, or $1.30 per diluted common class A and B share, compared to net income of $4.6 million or $0.49 per diluted common class A and B share for the corresponding period of the prior year, an increase of $0.81 per diluted common class A and B share, due to the factors discussed above.

Liquidity and Financial Condition

Debt, net of cash balances, was $6.4 million as of July 2, 2010 compared to $26.9 million as of July 3, 2009.  The Company's debt to total capitalization ratio was 20% as of July 2, 2010 down from 32% as of July 3, 2009. The Company’s debt balance was $31.9 million as of July 2, 2010 compared to $60.8 million as of July 3, 2009.  See “Note 17 – Indebtedness” to the Company’s condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $76.3 million as of July 2, 2010, a decrease of $6.2 million compared to $82.5 million as of July 3, 2009. The decrease year over year was primarily due to improved collections in the current year as well as the effect of foreign currency translation of $1.3 million.

Inventories, net of inventory reserves, were $62.3 million as of July 2, 2010, an increase of $0.1 million compared to $62.2 million as of July 3, 2009.  Foreign currency translation accounted for a $1.2 million decrease from the prior year.  The remaining increase in inventories, excluding foreign currency translation, resulted from increased volume.

Accounts payable were $24.2 million compared to $20.0 million as of July 3, 2009. The increase year over year was largely due to increased volume in the current year partially offset by the effect of foreign currency translation of $0.4 million.

JOHNSON OUTDOORS INC.

The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, is summarized in the following table:

(millions)	Nine Months Ended
	July 2 2010	July 3 2009
Cash provided by (used for):
Operating activities	$2.8	$7.3
Investing activities	(5.0)	(12.8)
Financing activities	0.5	(1.8)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.5)
Decrease in cash and cash equivalents	$(2.4)	$(7.8)

Operating Activities

Cash flows provided by operations totaled $2.8 million for the nine months ended July 2, 2010 compared with $7.3 million used for operations during the corresponding period of the prior fiscal year.

The increase in accounts receivable for the nine months ended July 2, 2010 totaled $35.2 million, compared with $29.3 million in the prior fiscal year period. Cash flows used by inventories totaled $3.7 million for the nine months ended July 2, 2010 compared to reductions in inventory which provided $24.2 million of cash in the prior year period. Cash flows provided by accounts payable and accrued liabilities were $18.3 million for the nine months ended July 2, 2010 versus $2.5 million used in the corresponding period of the prior year.

Amortization of deferred financing costs, depreciation and other amortization charges were $7.4 million for the nine month period ended July 2, 2010 compared to $8.0 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $5.0 million for the nine months ended July 2, 2010 and $12.8 million for the corresponding period of the prior year.  Current year cash usage related entirely to capital expenditures net of proceeds from sales of property, plant and equipment.  Capital expenditures for the nine months ended July 3, 2009 were $5.2 million.  Cash used in the prior year also included payments of $6.7 million under interest rate swap contracts as well as $0.9 million of payments for the purchase of the Navicontrol business. The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2010 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows provided by financing activities totaled $0.5 million for the nine months ended July 2, 2010. The Company made principal payments on senior notes and other long-term debt of $0.4 million during the nine month period ended July 2, 2010.  Cash used for financing activities totaled $1.8 million for the nine months ended July 3, 2009 and consisted primarily of financing costs paid to lenders under the Company’s former debt agreements.

The Company had outstanding borrowings of $15.4 million on revolving credit facilities and current maturities of its long-term debt of $0.6 million as of July 2, 2010.  As of July 3, 2009, the Company had no short-term borrowings outstanding.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $15.7 million and $60.8 million as of July 2, 2010 and July 3, 2009, respectively.

New Debt Agreements

On September 29, 2009 the Company and certain of its subsidiaries entered into new Term Loan Agreements (the "Term Loan Agreements" or "Term Loans") between the Company or one of its subsidiaries and Ridgestone Bank ("Ridgestone"), replacing the Company’s Amended and Restated Credit Agreement of $60.0 million that was due to mature on October 7, 2010.  The new Term Loan Agreements provide for initial aggregate term loan borrowings of $15.9 million with maturity dates ranging from 15 to 25 years from the date of the applicable Term Loan Agreement.  Each Term Loan requires monthly payments of principal and interest.  Interest on $9.3 million of the initial aggregate outstanding amount of the Term Loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at July 2, 2010.

JOHNSON OUTDOORS INC.

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

At July 2, 2010 the Company had $15.6 million outstanding under the term loans.

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

Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50.0 million from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and require an annual seasonal pay down to $25.0 million for 60 consecutive days during the three month period beginning August 1st..

At July 2, 2010 the Company had borrowings outstanding under the Revolvers of $15.4 million.  The Company’s remaining borrowing availability under the Revolvers was approximately $30.7 million at July 2, 2010.

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

The Company incurred approximately $0.2 million of financing fees during the nine month period ended July 2, 2010 in conjunction with the execution of its Canadian Revolver which fees were capitalized and will be amortized over the life of the related debt.  The Company incurred and capitalized $0.1 million and $1.4 million of financing fees during the three and nine month periods ended July 3, 2009, respectively, in conjunction with the December 31, 2008 loan modification to the Company’s then-existing debt agreements.

JOHNSON OUTDOORS INC.

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

On October 29, 2007, the Company entered into a forward starting interest rate swap (the “Swap”) with a notional amount of $60.0 million receiving a floating three month LIBOR interest rate while paying at a fixed rate of 4.685% over a five year period beginning on December 14, 2007. At the time the Swap was entered into, it was effective as a hedge.  As a result of the amendment and restatement of the Company’s then-existing debt agreements on January 2, 2009 and the related imposition of a LIBOR floor in the terms of those restated debt agreements, the Swap was no longer an effective economic hedge against the impact on interest payments of changes in the three-month LIBOR benchmark rate.  Prior to becoming ineffective, the effective portion of the Swap was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity on the Company’s consolidated balance sheets. As a result of this cash flow hedge becoming ineffective on January 2, 2009, $5.9 million of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the Swap were recorded directly to interest expense in the statement of operations.  The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The Company expects that approximately $1.3 million of the $2.6 million remaining in AOCI at July 2, 2010 will be amortized into interest expense over the next 12 months.  During the three and nine month periods ended July 2, 2010, $0.4 million and $1.3 million, respectively, was amortized into interest expense.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.

In the third quarter of fiscal 2009, the Company terminated all of its interest rate swap contracts including the Swap.  As such, as of July 2, 2010, the Company remained unhedged with respect to interest rate risk on its floating rate debt.  The Company had no derivative instruments designated as hedging instruments as of July 2, 2010.

Obligations and Off Balance Sheet Arrangements

The Company has obligations and commitments to make future payments under debt agreements and operating leases. The following schedule details these obligations at July 2, 2010.

	Payment Due by Period
(millions)	Total	Remainder 2010	2011/12	2013/14	2015 & After
Long-term debt	$15.6	$0.1	$0.9	$1.0	$13.6
Short-term debt	15.4	15.4	-	-	-
Operating lease obligations	19.8	1.6	7.7	5.0	5.5
Capital lease obligations	0.8	-	0.4	0.4	-
Open purchase orders	57.0	57.0	-	-	-
Contractually obligated interest payments	10.8	0.4	1.7	1.6	7.1
Total contractual obligations	$119.4	$74.5	$10.7	$8.0	$26.2

JOHNSON OUTDOORS INC.

Interest obligations on short-term debt, primarily the Revolvers, are included in the category "contractually obligated interest payments" noted above only to the extent accrued as of July 2, 2010. Future interest costs on the Company’s Revolvers cannot be estimated due to the variability of the amount of borrowings and the interest rates on these facilities. Estimated future interest payments on the $15.6 million floating rate bank term debt and the $15.4 million revolving credit facilities were calculated under the terms of the debt agreements in place at July 2, 2010 using the market rates applicable in the current period and assuming that this rate would not change over the life of the term loan.

The Company also utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding at July 2, 2010 were $2.6 million compared to $2.2 million at July 3, 2009.

The Company anticipates making contributions to its defined benefit pension plans of $1.1 million for the fiscal year ending October 1, 2010 of which $0.9 million have been made through July 2, 2010.

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

Foreign Operations

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 25% of the Company’s revenues for the nine months ended July 2, 2010 were denominated in currencies other than the U.S. dollar. Approximately 14% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.

The Company mitigates, when appropriate, a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options.  These can be used to hedge the effect of changes in foreign currency exchange rates on financial instruments and known commitments for purchases of inventory and other assets denominated in foreign currencies.  As of July 2, 2010, the Company held foreign currency forward contracts with notional values of 5.4 million Swiss francs to hedge the effect of changes in foreign currency exchange rates on foreign currency denominated short term notes payable.  As of July 3, 2009, the Company had no foreign currency forward contracts.  See “Note 13 – Derivative Instruments and Hedging Activities” to the Company’s condensed consolidated financial statements for further information.

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

Sensitivity to Changes in Value

The estimated maximum potential loss from a 100 basis point movement in interest rates on the Company's term loan and short term borrowings outstanding at July 2, 2010 is $0 in fair value and $0.3 million in annual income before income taxes.  These estimates are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates or the effect of interest rate floors.

The Company had $15.6 million outstanding in term loans, with maturities ranging from 15 to 25 years, with interest and principal payable monthly.  The term loans bear interest at the prime rate plus a margin, which is reset each quarter at the prevailing rate.  The fair market value of these term loans was $15.6 million as of July 2, 2010.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 2, 2009 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended July 2, 2010.

New Accounting Pronouncements

In June 2008, the FASB issued guidance codified under ASC Topic 260 “Earnings Per Share” to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. This guidance applies to the calculation of earnings per share (“EPS”) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted this guidance effective October 3, 2009.   All prior-period EPS data presented has been adjusted retrospectively. The impact of the change was to increase prior year quarter to date and year to date basic EPS by $0.01 for both class A and class B shares.  The impact of the change on diluted EPS was an increase of $0.01 for the prior year quarter to date period.  There was no change in EPS for the prior year to date period.

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
Signatures Dated: August 6, 2010
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

(1) This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.