Form 10-K
period 2010-10-01
JOHNSON OUTDOORS INC
filed 2010-12-09
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes  [    ] No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ] No  [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [     ] No  [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer           [     ]
Accelerated Filer                      [     ]
Non-Accelerated Filer             [     ]
(do not check if a smaller reporting company)
Smaller Reporting Company   [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [    ] No  [ X ]

As of November 30, 2010, 8,363,485 shares of Class A and 1,216,464 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting Class A common stock of the registrant held by nonaffiliates of the registrant was approximately $51,702,952 on April 1, 2010 (the last business day preceding the registrant’s most recently completed second quarter) based on approximately 4,571,437 shares of Class A common stock held by nonaffiliates. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $11.31 per share, the closing price of the Class A common stock as reported on the NASDAQ Global MarketSM on April 1, 2010. Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of this report and the following:  changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation and on cost-cutting and revenue enhancement initiatives; actions of and disputes with companies, including companies that compete with the Company; the Company’s success in managing inventory; the risk that the Company’s lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment the lenders would be willing to provide; the risk of future writedowns of goodwill or other intangible assets; movements in foreign currencies or interest rates; ability of the Company’s customers to meet payment obligations; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the Company’s success in restructuring certain of its operations; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, which are used in this report: Minn Kota®, Cannon®, Humminbird®, Fishin' Buddy®, Silva®, Eureka!®, Tech4O™, Geonav®, Old Town®, Ocean Kayak™, Necky®, Extrasport®, Carlisle®, Scubapro®, UWATEC® and SUBGEAR®.

PART I

ITEM 1.     BUSINESS

Johnson Outdoors is a leading global manufacturer and marketer of branded seasonal, outdoor recreation products used primarily for fishing, diving, paddling and camping. The Company’s portfolio of well-known consumer brands has attained leading market positions due to continuous innovation, marketing excellence, product performance and quality.  Company values and culture support innovation in all areas, promoting and leveraging best practices and synergies within and across its subsidiaries to advance the Company’s strategic vision set by executive management and approved by the Board of Directors.  The Company is controlled by Helen P. Johnson-Leipold (Chairman and Chief Executive Officer), members of her family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.

Marine Electronics

The Company’s Marine Electronic segment brands are: Minn Kota battery-powered fishing motors for quiet trolling or primary propulsion; Humminbird sonar and GPS equipment for fishfinding and navigation; Cannon downriggers for controlled-depth fishing; and Geonav large, leisure boat navigation technology.

Marine Electronics brands and related accessories are sold across the globe, with approximately 75% of sales coming from North America through large outdoor specialty retailers, such as Bass Pro Shops and Cabela’s, large retail store chains, marine products distributors, international distributors and original equipment manufacturers (OEM), such as Ranger Boats and Skeeter Boats.

Marine Electronics has achieved market share gains by focusing on product innovation, quality products and effective marketing.  Such consumer marketing and promotion activities include: product placements on fishing-related television shows; print advertising and editorial coverage in outdoor, general interest and sport magazines; professional angler and tournament sponsorships; packaging and point-of-purchase materials and offers to increase consumer appeal and sales; branded websites; social media networks; and online promotions.

Outdoor Equipment

The Company’s Outdoor Equipment segment brands are:  Eureka! consumer, commercial and military tents and accessories, sleeping bags, camping furniture and other recreational camping products; Silva field compasses and digital instruments; and Tech40 performance measurement instruments.

Eureka! consumer tents, sleeping bags, camping furniture and other recreational camping products are mid- to high-price range products sold in the U.S. and Canada through independent sales representatives, primarily to sporting goods stores, catalog and mail order houses, camping and backpacking specialty stores, and through internet retailers. Marketing of the Company’s tents, sleeping bags and other recreational camping products is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. The Company’s camping tents and sleeping bags are produced by third party manufacturing sources in Asia.  Eureka! camping products are sold under license in Japan, Australia and Europe.

Eureka! commercial tents include party tents and accessories, sold primarily to general rental stores, and other commercial tents and accessories sold directly to tent erectors. The Company’s tent products range from 10’x10’ canopies to 120’ wide pole tents and other large scale frame structures and are manufactured by the Company at the Company’s Binghamton, New York location.  Commercial tent accessories include lighting systems, interior lining options, and mounting brackets that allow the interior of the tents to be customized to suit the occasion.

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military at its Binghamton, New York location. Tents produced for military use in the last twelve months include modular general purpose tents, rapid deployment shelters and various lightweight one and two person tents. The Company manufactures military tent accessories like fabric floors and tent liners and is also a subcontract manufacturer for other providers of military tents.

Silva field compasses are manufactured by the Company and marketed exclusively in North America where the Company owns Silva trademark rights. Tech40 digital instruments and other branded products are manufactured by third parties and are primarily sold in the North American market.

Watercraft

The Company’s Watercraft brands are:  Old Town canoes and kayaks; Ocean Kayak; Necky kayaks; Carlisle paddles; and Extrasport personal flotation devices.

In its Old Town, Maine facility, the Company produces high quality Old Town kayaks, canoes and accessories for family recreation, touring and tripping. The Company uses a rotational molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid price range of the market. These kayaks and canoes feature stiffer and more durable hulls than higher priced boats. The Company uses a thermo-form molding process in the manufacturing of lower priced models.  The Company also markets canoes built from Royalex (ABS) and wood.

During 2009, the Company consolidated operations for its U.S. paddle sports brands in Old Town, Maine, and closed its plant in Ferndale, Washington. Sit-on-top Ocean Kayaks and high performance Necky sea touring kayaks, which had formerly been produced in Ferndale, are now manufactured at the Old Town, Maine facility.

The Company also manufactures Watercraft products in New Zealand and contracts for manufacturing of Watercraft products with third parties in Michigan, Tunisia and the Czech Republic.

Watercraft accessory brands, including Extrasport personal flotation devices and Carlisle branded paddles, are produced primarily by third-party sources.

The Company’s kayaks, canoes and accessories are sold primarily through large outdoor specialty retailers, such as Bass Pro Shops and Cabela’s, large retail sporting goods stores and catalog and mail order houses in the U.S., Europe and the Pacific Basin.

The Company’s Watercraft business has grown by introducing product innovations, creating quality products and by focusing on the product-specific needs of each marketing channel.  Consumer marketing and promotion activities include: print advertising and editorial coverage in outdoor, general interest and sport magazines; direct marketing; branded websites and social media networks.

Diving

The Company manufactures and markets underwater diving products for technical and recreational divers, which it sells and distributes under the SCUBAPRO, UWATEC, SUBGEAR and Seemann brand names.

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, buoyancy compensators, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO and UWATEC diving equipment is marketed to the premium segment of the market for both diving enthusiasts and more technical, advanced divers. SUBGEAR and Seemann products are marketed to the recreational diver interested in owning quality equipment at an affordable price. Products are sold via select distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including sales, service and repair, diving education and travel.  The Company also sells diving gear to dive training centers and resorts.

The Company focuses on maintaining SCUBAPRO and UWATEC as the market leaders in innovation. The Company maintains research and development functions in the U.S. and holds a number of patents on proprietary products. The Company’s consumer communication focuses on building the brand and highlighting exclusive product features and consumer benefits of the SCUBAPRO and UWATEC product lines. The Company’s communication and distribution reinforce the SCUBAPRO and UWATEC brands’ position as the industry’s quality and innovation leader. The Company markets its equipment in diving magazines, via websites and through dive specialty stores. SUBGEAR and Seemann’s full line of dive equipment and accessories compete in the mid-market on the basis of quality at an affordable price.

The Company manufactures regulators, dive computers, gauges, and instruments at its Italian and Indonesian facilities.  The Company sources buoyancy compensators, neoprene goods, plastic products, proprietary materials, and other components from third parties.

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

Research and Development

The Company commits significant resources to new product research and development in each of its business segments.  Marine Electronics conducts all of its product research, design, engineering and software development activities at its locations in Mankato, Minnesota; Alpharetta and Atlanta, Georgia; Eufaula, Alabama; Shanghai, China; and Viareggio, Italy.  Diving maintains research and development facilities in Spreitenbach, Switzerland; and Casarza Ligure, Italy.  Research and development activities for Watercraft are performed in Bellingham, Washington.  Product research, design and innovation for Outdoor Equipment products are conducted at the Company's Binghamton, New York location.

The Company expenses research and development costs as incurred, except for software development for new electronics products.  These costs are capitalized once technological feasibility is established and then amortized over the expected life of the software. The amounts expensed by the Company in connection with research and development activities for each of the last two fiscal years are set forth in the Company’s Consolidated Statements of Operations included elsewhere in this report.

Industry and Competitive Environment

The Company believes its products compete favorably on the basis of product innovation, product performance and marketing support and, to a lesser extent, price.

Marine Electronics:  Minn Kota’s main competitors in the electric trolling motors business are Motor Guide, owned by Brunswick Corporation, and private label branded motors sourced primarily from manufacturers in Asia.  Competition in this business is focused on technological innovation, product quality and durability as well as product benefits and features for fishing. Humminbird’s main competitors in the fishfinder market are Lowrance and Garmin.  Competition in this business is primarily focused on the quality of sonar imaging and display as well as the integration of mapping and GPS technology. Cannon’s main competitors in the downrigger market are Big Jon, Walker and Scotty. Competition in this business primarily focuses on ease of operation, speed and durability. Geonav’s main competitors in the marine navigation business are Raymarine, Garmin, Simrad, and Furuno.  Competition in this business is primarily focused on innovative designs, quality, easy to use graphical interfaces, resolution of display imaging, leading edge processing power, sales and service capabilities and ease of product integration with related marine electronics devices.

Outdoor Equipment:  The Company’s outdoor equipment brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman and private label brands. The Company also competes with specialty companies such as The North Face, Kelty and Slumberjack on the basis of materials and innovative designs for consumers who want performance products priced at a value.

Commercial tent market competitors include Anchor Industries and Aztec for tension and frame tents, along with canopies based on structure and styling.

The Company sells military tents to prime vendors and third party distributors who hold supply contracts from the U.S. Government.  Such supply contracts can be for commercial off-the-shelf products in addition to products required to be built to unique specifications.  Competitors in the military tent business include Base-X, DHS Systems, Alaska Structures, Camel, Outdoor Venture, and Diamond Brand.

Watercraft:  The Company primarily competes in the kayak and canoe product categories of the paddlesports market. The Company’s main competitors in this market are Confluence Watersports, Pelican, Wenonah Canoe and Legacy Paddlesports, each of which primarily competes on the basis of their design, performance, quality and price.

Diving:  The main competitors in Diving include Aqualung/U.S. Divers, Oceanic, Mares, Cressi-sub, and Suunto.  Competitive advantage in the life support product category of this segment, which consists of regulators, dive computers, and buoyancy compensators, is a function of product innovation, performance, quality and safety.  Competition in the general diving product category of fins, masks, snorkels and wetsuits is characterized by low barriers to entry and numerous competitors who compete on the basis of product innovation, performance, quality and price.

Employees

At October 1, 2010, the Company had approximately 1,255 regular, full-time employees. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

Patents, Trademarks and Proprietary Rights

The Company owns various patents covering the Humminbird Side Imaging™ sonar technology used in its fishfinder products.  Side Imaging sonar technology is used across a broad range of the Company’s Humminbird product portfolio and has been a key driver behind the brand’s growth over the past four years.  The Company also holds various patents for diving products and electric motors, amongst other products, and regularly files applications for patents.

The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted in this report. Historically, the Company has vigorously defended its intellectual property rights and the Company expects to continue to do so.

Supply Chain and Sourcing of Materials

The Company manufactures some products that use materials that, due to geographical distance, limited supplier capacity or competing demands for such materials, are only available in a cost effective manner from a single vendor or require the Company to place orders several months in advance of required delivery.  The Company has experienced component shortages in its Marine Electronics and Diving businesses as component suppliers have been slow to increase their productive capacity after reducing it during the recent global recession.

The Company mitigates such product availability and supply chain risks through purchase of safety stocks, forecast-based supply contracts, and to a lesser extent with just in time inventory deliveries or supplier-owned inventory located close to the Company’s manufacturing locations.  The Company strives to balance the imperative of holding adequate inventory with the cost of holding such inventory by manufacturing to forecast for high volume products, utilizing build-to-order strategies wherever possible, and by having contract manufactured products delivered to customers directly from suppliers.

As military contracts require utilization of domestic suppliers, the Company is limited to key vendors for materials used in its military tent business. Interruption or loss in the availability of these materials could have a material adverse impact on the sales and operating results of the Company’s Outdoor Equipment business.

Most of the Company’s products are made using materials that are generally in adequate supply and are available from a variety of third party suppliers.

Seasonality

The Company’s products are outdoor recreation-related, which results in seasonal variations in sales and profitability. This seasonal variability is due to customers’ increasing their inventories in the quarters ending March and June, the primary selling season for the Company’s outdoor recreation products, with lower inventory volumes during the quarters ending September and December. The Company mitigates the seasonality of its businesses somewhat by encouraging customers to purchase and take delivery of products more evenly through the year.  The following table shows, for the past two fiscal years, the total net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year.

	Year Ended
	2010		2009
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit
December	18%	-24%	20%	-1918%
March	30%	55%	30%	2127%
June	32%	92%	32%	3888%
September	20%	-23%	18%	-3997%
	100%	100%	100%	100%

Environment and Climate Change

The Company is subject to various supra national, federal, state and local environmental laws, ordinances, regulations, and other requirements of governmental authorities.  We believe we comply with such laws and regulations.  Expenditures on environmental compliance have not, and we believe in the future, will not have, a material effect on the Company’s capital expenditures, earnings or competitive position.  We do not believe that any direct or indirect consequences of legislation related to climate change will have a material effect on our operating costs, facilities or products.

Available Information

The Company maintains a website at www.johnsonoutdoors.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company makes available on its website, free of charge, its (a) Code of Business Conduct; (b) Code of Ethics for its Chief Executive Officer and Senior Financial and Accounting Officers; and (c) the charters for the following committees of the Board of Directors: Audit; Compensation; Executive; and Nominating and Corporate Governance. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.  Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov.  The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1 (800) 732-0330.

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

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Lowrance, Confluence and Aqualung/U.S. Divers, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because the outdoor recreation product industries have limited barriers to entry. We experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. If we cannot compete in our product markets successfully in the future, our net sales and profitability will likely decline.

General economic conditions affect the Company’s results.

Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products.  Moreover, our businesses are cyclical in nature, and their success is impacted by economic conditions, the overall level of consumer confidence in the economy and discretionary income levels.  Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income can reduce our sales and adversely affect our financial results.  Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible assets that may negatively impact our financial condition and results of operations.  The impact of weak consumer credit markets; corporate restructurings; layoffs; declines in the value of investments and residential real estate; higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

Intellectual property disputes relating to our products could increase our costs.

Our industry is susceptible to litigation regarding patent infringement and infringement of other intellectual property rights. We could be either a plaintiff or a defendant in trademark and patent infringement claims and claims of breach of license from time to time. For example, the Company filed a patent infringement lawsuit in January of this year against a competitor for infringement of the Company’s Side Imaging™ sonar technology patents.  That lawsuit and the prosecution or defense of any intellectual property litigation is both costly and disruptive of the time and resources of our management, even if the claim or defense against us is without merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

Furthermore, we may rely on trade secret law to protect technologies and proprietary information that we cannot or have chosen not to patent. Trade secrets, however, are difficult to protect. Although we attempt to maintain protection through confidentiality agreements with necessary personnel, contractors and consultants, we cannot guarantee that such contracts will not be breached. Further, confidentiality agreements may conflict with other agreements which personnel, contractors and consultants have signed with prior employers or clients. In the event of a breach of a confidentiality agreement or the divulgence of proprietary information, we may not have adequate legal remedies to maintain our trade secret protection. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from the Company’s business.

Impairment charges could impact our future financial position and results of operations.

We test our goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis during the fourth quarter of our fiscal year or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. Various uncertainties, including significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers or changes in consumer preferences could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets.  Although any such impairment charge would be a non-cash expense, any impairment of our intangible assets could materially increase our expenses and reduce our profitability.

Sales of our products are seasonal, which causes our operating results to vary from quarter to quarter.

Sales of our products are seasonal. Historically, our net sales and profitability have peaked in the second and third fiscal quarters due to the buying patterns of our customers for our products. Seasonal variations in operating results may also cause us to increase our debt levels and interest expense primarily in the second and third fiscal quarters.

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

As of November 30, 2010, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 78% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 96% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

We have, as part of our strategy, historically pursued acquisitions.  The pursuit of future growth through acquisitions, including participation in joint ventures, involves significant risks that could have a material adverse effect on our business.  Risks associated with integrating strategic acquisitions include:

●	the acquired business may experience losses which could adversely affect our profitability;
●	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
●	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
●	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
●	difficulties in achieving planned cost savings and synergies may increase our expenses;
●	diversion of our management’s attention could impair their ability to effectively manage our other business operations; and
●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

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

The primary raw materials we use in manufacturing our products are metals, resins and packaging materials. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with a limited number of vendors for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our financial results.

Our profitability is also affected by significant fluctuations in the prices of the raw materials we use in our products.  We may not be able to pass along any price increases in our raw materials to our customers.  As a result, an increase in the cost of raw materials, labor or other costs associated with the manufacturing of our products could increase our costs of sales and reduce our gross margins.

Currency exchange rate fluctuations could adversely affect the Company’s results.

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 27% of our revenues for the year ended October 1, 2010 were denominated in currencies other than the U.S. dollar. Approximately 15% were denominated in euros, with the remaining 12% denominated in various other foreign currencies.  We may mitigate a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:

●	economic and political instability;
●	restrictive actions by foreign governments;
●	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
●	changes in import duties or import or export restrictions;
●	timely shipping of product and unloading of product, including the timely rail/truck delivery to our warehouses and/or a customer’s warehouse of our products;
●	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes; and
●	complications in complying with trade and foreign tax laws.

Any of these risks, including the cost of compliance with trade and foreign tax laws, could disrupt the supply of our products or increase our expenses.

We are subject to environmental and safety regulations.

We are subject to supra national, federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended). We believe that our existing environmental management system is adequate and we have no current plans for substantial capital expenditures in the environmental area. We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes would not arise.

We rely on our credit facilities to provide us with sufficient working capital to operate our business.

Historically, we have relied upon our existing credit facilities to provide us with adequate working capital to operate our business.  The availability of borrowing amounts under our revolving credit facilities is generally dependent upon the amount and quality of the accounts receivable and inventory collateralizing our credit facilities.  As a result, the bankruptcy of a major customer could have a significant negative impact on the availability of borrowing amounts under our revolving credit facilities.  If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities.  We can make no assurance that we will be successful in ensuring our availability of amounts under our credit facilities or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash requirements.  If we are not able to maintain our borrowing availability under our credit facilities and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.  Ultimately, we may be forced to cease operations.

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

Our credit facilities also contain a number of financial covenants.  The restrictive covenants in our credit facilities may limit our ability to engage in acts that may be in our best long term interests.  A breach of any of the restrictive covenants in our credit facilities could result in a default under these facilities.  If a default occurs, the lenders under our credit facilities may elect to declare all outstanding borrowings, together with accrued interest, to be immediately due and payable, to terminate any commitments they have to provide further borrowings and to exercise any other rights they have under the facilities or applicable law.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are 4,585,841 shares of our Class A common stock held by nonaffiliates as of November 30, 2010. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

ITEM 2.     PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its facilities are well maintained and have capacity adequate to meet its current needs.

See Note 7 to the consolidated financial statements included elsewhere in this report for a discussion of the Company’s lease obligations.

As of October 1, 2010, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

Alpharetta, Georgia (Marine Electronics)
Antibes, France (Diving)
Barcelona, Spain (Diving)
Basingstoke, Hampshire, England (Diving)
Batam, Indonesia* (Diving and Outdoor Equipment)
Bellingham, Washington (Watercraft)
Binghamton, New York* (Outdoor Equipment)
Brignais, France (Watercraft)
Brussels, Belgium (Diving)
Burlington, Ontario, Canada (Marine Electronics, Outdoor Equipment, Watercraft)
Chai Wan, Hong Kong (Diving)
Chatswood, Australia (Diving)
El Cajon, California (Diving)
Eufaula, Alabama* (Marine Electronics)
Casarza Ligure, Italy* (Diving)
Great Yarmouth, Norfolk, United Kingdom (Watercraft)
Spreitenbach, Switzerland (Diving)
Mankato, Minnesota* (Marine Electronics)
Napier, New Zealand* (Watercraft)
Old Town, Maine* (Watercraft)
Shanghai, China (Marine Electronics)
Silverdale, New Zealand* (Watercraft)
Viareggio, Italy (Marine Electronics)
Wendelstein, Germany (Diving)
Yokahama, Japan (Diving)

The Company’s corporate headquarters is located in a leased facility in Racine, Wisconsin.

ITEM 3.     LEGAL PROCEEDINGS

See Note 15 to the consolidated financial statements included elsewhere in this report for a discussion of legal proceedings.

ITEM 4.     [REMOVED AND RESERVED]

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                   EQUITY SECURITIES

Certain information with respect to this item is included in Notes 11 and 12 to the Company's consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 30, 2010, the Company had 723 holders of record of its Class A common stock and 35 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended October 1, 2010 and October 2, 2009 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Stock prices:
High	$10.75	$11.93	$11.52	$7.59	$14.67	$7.80	$13.21	$9.89
Low	8.65	5.10	10.25	4.68	11.00	5.00	8.96	5.30

The Company did not declare any dividends during the fiscal years ended October 1, 2010 or October 2, 2009.  The Company declared a cash dividend on October 1, 2008, with a record date of October 16, 2008, which was paid on October 30, 2008 of $0.055 per share to Class A common shareholders and $0.05 per share to Class B shareholders.  On December 4, 2008, the Company’s Board of Directors voted to suspend quarterly dividends to shareholders.

The following limitations apply to the ability of the Company to pay dividends:

●	Pursuant to the Company’s revolving credit and security agreement, dated September 29, 2009, the Company is limited in the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year. The Company may declare, and pay, dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends for any fiscal year exceed 25% of the Company’s net income for that fiscal year.

●	The Company’s Articles of Incorporation provide that no dividend, other than a dividend payable in shares of the Company’s common stock, may be declared or paid upon the Class B common stock unless such dividend is declared or paid upon both classes of common stock. Whenever a dividend (other than a dividend payable in shares of Company common stock) is declared or paid upon any shares of Class B common stock, at the same time there must be declared and paid a dividend on shares of Class A common stock equal in value to 110% of the amount per share of the dividend declared and paid on shares of Class B common stock. Whenever a dividend is payable in shares of Company common stock, such dividend must be declared or paid at the same rate on the Class A common stock and the Class B common stock.

Total Shareholder Return

The graph below compares on a cumulative basis the yearly percentage change since September 30, 2005 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The peer group consists of Arctic Cat Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Marine Products Corporation and Nautilus, Inc. The graph assumes $100 was invested on September 30, 2005 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Johnson Outdoors Inc., the NASDAQ Composite Index,
the Russell 2000 Index and a Peer Group

* $100 invested on 9/30/05 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	9/30/2005	9/29/2006	9/28/2007	10/3/2008	10/2/2009	10/1/2010
Johnson Outdoors Inc.	$100.0	$103.8	$130.3	$75.5	$55.7	$78.1
NASDAQ Composite	100.0	106.2	127.0	96.4	99.8	112.5
Russell 2000 Index	100.0	109.9	123.5	105.7	95.5	108.3
Peer Group	100.0	82.6	70.8	42.9	32.8	43.3

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

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company designs, manufactures and markets high quality recreational products for the outdoor enthusiast. Through a combination of innovative products, strong marketing, a talented and passionate workforce and efficient distribution, the Company sets itself apart from the competition. Its subsidiaries operate as a network that promotes innovation and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

During fiscal 2010, the Company made significant progress towards its three year plan to achieve sustained profitable growth by focusing on cost structure reductions, enhanced product value, targeted revenue gains and strong balance sheet management.  The Company continued its investment in future products, such as Marine Electronics’ Geonav® brand.  Since 2009, the Company has invested approximately $3.3 million in equipment and software development to expand its large leisure boat navigation systems product offerings.

As outdoor recreation markets and global economic conditions overall have begun to stabilize from the recent global recession, the Company’s revenues during fiscal 2010 improved by over 7% from the prior year. Moreover, improved fixed cost absorption from increased sales, improved operational efficiency and aggressive working capital management efforts have driven a substantial increase in profits.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(millions, except per share data)	2010	2009
Net sales	$382.4	$356.5
Gross profit	153.5	132.8
Operating expenses	138.9	132.5
Operating profit	14.6	0.3
Interest expense	5.1	9.9
Net income (loss)	6.5	(9.7)

The Company’s sales and operating profit (loss) by business segment are summarized as follows:

(millions)	2010	2009
Net sales:
Marine Electronics	$185.4	$165.3
Outdoor Equipment	48.7	41.4
Watercraft	64.0	69.4
Diving	85.1	80.8
Other/corporate/eliminations	(0.8)	(0.4)
	$382.4	$356.5
Operating profit (loss):
Marine Electronics	$13.9	$9.3
Outdoor Equipment	5.9	3.4
Watercraft	1.8	(6.2)
Diving	3.0	1.6
Other/corporate/eliminations	(10.0)	(7.8)
	$14.6	$0.3

See Note 14 in the notes to the consolidated financial statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2010 vs Fiscal 2009

Net Sales

The initial recovery of outdoor recreational markets from the recent global recession helped drive net sales up to $382.4 million in 2010 compared to $356.5 million in 2009, an increase of 7.3% or $25.9 million.  Sales increased in all of the Company’s business units with the exception of Watercraft.  Foreign currency translations favorably impacted 2010 net sales by $3.1 million in comparison to 2009.

Net sales for the Marine Electronics business increased $20.1 million, or 12.2% during 2010 on double-digit growth in Minn Kota and Humminbird brands in all channels and markets.  The increase was primarily the result of successful new products and improved general economic conditions.

Outdoor Equipment net sales increased $7.3 million in 2010, or 17.6%, primarily due to double-digit growth in the Eureka brand across consumer and military markets.

Net sales for the Watercraft business decreased $5.4 million, or 7.8%, due to declines in sales in the specialty channel in the U.S. and Europe.

The Diving business saw an increase in sales of $4.3 million, or 5.3%, due in large part to the new SUBGEAR brand and increased SCUBAPRO demand.  Currency translation favorably impacted 2010 Diving net sales by $0.8 million, or 1.0%.

Gross Profit

Gross profit of $153.5 million was 40.1% of net sales on a consolidated basis for the year ended October 1, 2010 compared to $132.8 million or 37.2% of net sales in the prior year.  The gross profit increase of $20.7 million was primarily attributable to the 7.3% increase in sales volume during 2010 as compared to 2009.  During the prior year, manufacturing plants were operated at reduced capacity at certain points during the year in light of low sales volumes and in order to reduce inventories. This resulted in higher unabsorbed costs in our manufacturing plants which were expensed during the prior year.  Increased volumes in the current year increased efficiency and improved the margins in all business units.

Gross profit in the Marine Electronics business increased $11.9 million from the prior year primarily due to an increase in volume and improved as a percent of net sales from 35.5% in 2009 to 38.1% in the current year.

Gross profit in the Outdoor Equipment business increased $4.1 million from 2009, and improved as a percent of net sales from 33.6% in the prior year to 37.0% in 2010.

Despite a decrease in sales, gross profit in the Watercraft segment was 35.1% of net sales in 2010 and was $1.3 million higher than 2009 levels, which were equal to 30.5% of net sales.  The increase in gross profit was due primarily to savings from restructuring actions taken at the end of the prior year, as well as the non-recurring costs related to those actions and inventory reserves taken at the end of the prior year.

Gross profit for the Diving segment increased by $3.4 million from 48.2% of net sales in 2009 to 49.7% of net sales in 2010 primarily as a result of increased volumes.

Operating Expenses

Operating expenses increased from the prior year by $6.5 million.  The increase was mainly attributable to higher sales related expenses and bonus and profit sharing accruals taken in the current year.

Operating expenses for the Marine Electronics segment increased by $7.3 million from 2009 levels.  This increase was due mainly to the increase in direct expenses as result of higher sales volumes and bonus and profit sharing accruals taken in the current year.

Outdoor Equipment operating expenses increased by $1.6 million from 2009 due to primarily to increases in direct expenses as a result of higher sales volumes and bonus and profit sharing accruals in the current year.

The Watercraft business saw a decline in operating expenses of $6.6 million from the prior year due primarily to cost savings achieved as a result of the closure of the Ferndale manufacturing location in the prior year.  In addition, prior year expenses included the recognition of $2.6 million of restructuring costs related to this closure and $1.3 million of accelerated depreciation related to consolidating production facilities in Old Town.

Operating expenses for the Diving business increased by $2.0 million due primarily to bonus and profit sharing expense recognized in the current year as well as the $0.7 million unfavorable impact of currency translation.

Operating Results

The Company recognized an operating profit of $14.6 million in 2010 compared to an operating profit of $0.3 million in fiscal 2009. Primary factors driving the increase in operating profit margins were the higher volumes in the current year offset in part by bonus and profit sharing expenses recognized in the current year.  Marine Electronics operating profit increased by $4.6 million from the prior year. Outdoor Equipment operating profit increased $2.5 million over the prior year.  Watercraft operating profit improved by $8.0 million from the prior year and Diving operating profit increased $1.4 million from the prior year.

Other Income and Expenses

Interest income decreased from the prior year by $0.1 million. Interest expense decreased from the prior year by $4.9 million, due largely to lower principal balances, interest rate decreases during 2010 and charges associated with terminating the Company’s former debt agreements incurred during 2009.

Other expense reflected currency losses of $1.2 million recognized by the Company in fiscal 2010 compared to $0.8 million in fiscal 2009.  Currency losses were offset in part by market gains on deferred compensation plan assets of $0.7 million in 2010 compared to $0.1 million in the prior year.

Pretax Income (Loss) and Income Taxes

The Company recognized pretax income of $9.2 million in fiscal 2010, compared to a pretax loss of $10.1 million in fiscal 2009. The Company recorded income tax expense of $2.7 million in 2010, an effective rate of 28.9%, compared to $0.4 million of income tax benefit in fiscal 2009, an effective rate of 4.0%.

Net Income/Loss

The Company recognized net income of $6.5 million in fiscal 2010, or $0.68 per diluted share, compared to a net loss of $9.7 million in fiscal 2009, or $1.06 per diluted share.

Financial Condition, Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

(millions)	2010	2009
Cash provided by (used for):
Operating activities	$19.8	$30.6
Investing activities	(9.3)	(15.9)
Financing activities	(7.6)	(32.7)
Effect of exchange rate changes on cash and cash equivalents	2.5	4.1
Increase (decrease) in cash and cash equivalents	$5.4	(13.9)

 Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the past two years:

(millions)	2010	2009
Current assets	$160.1	$142.4
Current liabilities	67.0	60.8
Working capital	$93.1	$81.6
Current ratio	2.4:1	2.3:1

Cash flows provided by operations totaled $19.8 million and $30.6 million in fiscal 2010 and 2009, respectively. The most significant driver in the decrease in cash flows from operations year over year was a $23.3 million decrease in inventory levels in the prior year, followed by a $12.6 million increase in inventory levels in 2010.  This change was offset in part by an increase in 2010 net earnings as well as an increase in accounts payable and accrued liabilities of $13.1 million vs. a decrease of $10.4 million in the prior year.

Depreciation and amortization charges were $10.0 million in fiscal 2010 and $12.9 million in fiscal 2009, which included the write off of $1.0 million of deferred financing costs related to the Company’s previous debt agreement.

Investing Activities

Cash flows used for investing activities were $9.3 million and $15.9 million in fiscal 2010 and 2009, respectively. Payments on interest rate swaps used $6.7 million of cash and the purchase of Navicontrol used $1.0 million of cash in fiscal 2009.  Expenditures for property, plant and equipment were $10.0 and $8.3 million in fiscal 2010 and 2009, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past two fiscal years:

(millions)	2010	2009
Current debt	$8.9	$15.5
Long-term debt	14.9	16.1
Total debt	23.8	31.6
Shareholders’ equity	126.4	115.8
Total capitalization	$150.2	$147.4
Total debt to total capitalization	15.8%	21.4%

Cash flows used for financing activities totaled $7.6 million in fiscal 2010 compared to $32.7 million in 2009.  Payments on long-term debt were $0.6 million and $60.0 million in fiscal 2010 and 2009, respectively.

On September 29, 2009, the Company and certain of its subsidiaries entered into new credit facilities which consisted of five separate Term Loan Agreements, each dated as of September 29, 2009 (the "Term Loan Agreements" or "Term Loans"), between the Company or one of its subsidiaries and Ridgestone Bank ("Ridgestone").  The Company also entered into a Revolving Credit and Security Agreement dated as of September 29, 2009 among the Company, certain of the its subsidiaries, PNC Bank, National Association, as lender, as administrative agent and collateral agent, and the other lenders named therein (the "Revolving Credit Agreement" or "Revolver" and collectively, with the Term Loans, the "Debt Agreements").

The Term Loan Agreements provide for aggregate term loan borrowings of $15.9 million with maturity dates ranging from 15 to 25 years from the date of the Term Loan Agreement.  Each Term Loan requires monthly payments of principal and interest.  Interest on $9.0 million of the aggregate outstanding amount of the Term Loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The Term Loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured by certain real and tangible properties of the Company’s subsidiaries.

The Revolving Credit Agreement, maturing in September 2012, provides for funding of up to $69.0 million.

On November 5, 2009, the Company closed on its Canadian asset backed credit facility (“Canadian Revolver” and collectively, with the Revolving Credit Agreement, the “Revolvers”), increasing its total seasonal debt availability by $4.0 million for the period July 15th through November 15th, and by $6.0 million for the period November 16th through July 14th.

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

As noted above borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50.0 million from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $25.0 million for 60 consecutive days during the three month period beginning August 1st.

At October 1, 2010, the Company had borrowings outstanding under the Revolvers of $7.5 million.  The Company’s remaining borrowing availability under the Revolvers was approximately $18.2 million at October 1, 2010.

The Company incurred $0.2 million of financing fees during the year ended October 1, 2010 in conjunction with the execution of its Canadian Revolver which were capitalized and will be amortized over the life of the related debt.  During the year ended October 2, 2009, the Company incurred and capitalized approximately $1.5 million of financing fees in conjunction with the execution of the Debt Agreements and $1.3 million of financing fees in conjunction with the modification to the Company’s then-existing debt agreements.

See Note 16 to the consolidated financial statements found elsewhere in this report regarding certain amendments entered into by the Company and certain of its subsidiaries in connection with the Company’s Revolvers.

In response to the increasing volatility of foreign exchange rates, the Company initiated a foreign currency hedging program in the first quarter of fiscal 2011.  The Company’s goal is to reduce the economic effects of fluctuating foreign exchange rates on the cost of U.S. dollar denominated purchases by its foreign subsidiaries.  The program utilizes foreign currency forward contracts to hedge a notional amount of approximately $5.8 million of purchases over a term of less than one year.  The Company may expand or reduce this program based on future economic and business conditions.

Off Balance Sheet Arrangements

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding at October 1, 2010 were $2.6 million compared to less than $0.1 million on October 2, 2009 as the Company had collateralized $2.2 million of its potential future workers compensation claims with cash at the end of fiscal 2009 in order to facilitate the closing of its debt agreements.

The Company anticipates making contributions to its defined benefit pension plans of $0.4 million through September 30, 2011.

The Company has no other off-balance sheet arrangements.

Impact of Inflation

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

The Company’s results of operations and financial condition are presented based on historical cost.  The Company does not believe that inflation has significantly affected its results of operations.

Critical Accounting Policies and Estimates

The Company’s management discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of its assets, liabilities, sales and expenses, and related footnote disclosures.  On an on going basis, the Company evaluates its estimates for product returns, bad debts, inventories, long lived assets and goodwill, income taxes, warranty obligations, pensions and other post-retirement benefits, and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Management has discussed these policies with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

The Company recognizes revenue when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists. Contracts, internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement.

●	All substantial risk of ownership transfers to the customer. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

●	The fee is fixed or determinable. This is assessed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

●	Collectibility is reasonably assured. We assess collectibility based on the creditworthiness of the customer as determined by credit checks and analysis, as well as by the customer’s payment history.

Estimated costs of returns and allowances and discounts are accrued as a reduction to sales when revenue is recognized.

Allowance for Doubtful Accounts

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

Goodwill and Other Intangible Assets Impairment

Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.  Generally, annual impairment tests are performed by the Company in the fourth quarter of each fiscal year.

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

The estimates of fair value for the reporting units are calculated using a discounted cash flow analysis, which requires a number of key estimates and assumptions.  We estimate the future cash flows of the reporting units based on historical and forecasted revenues and operating costs.  We apply a discount rate to the estimated future cash flows for purposes of the valuation.  This discount rate is based on the estimated weighted average cost of capital, which includes certain assumptions such as market capital structure, market betas, risk-fee rate of return and estimated costs of borrowing.  Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis in a given year.

A number of factors, many of which the Company has no ability to control, could affect its financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions that the Company uses in its calculation.  These factors include:  prolonged global economic crisis, a significant decrease in demand for the Company’s products, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator and successful efforts by the Company’s competitors to gain market share.

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

ITEM 7A.     QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-33.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 2, 2010, the Company engaged McGladrey & Pullen, LLP to replace Ernst & Young LLP as its independent registered public accounting firm.  Information regarding the change in the independent registered public accounting firm was disclosed in the Company’s Current Report on Form 8-K dated March 2, 2010.  There were no disagreements or reportable events requiring disclosure under Item 304(b) of regulation S-K.

ITEM 9A(T).   CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of October 1, 2010, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2010 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

The report of management required under this Item 9A(T) is included on page F-1 of the Company’s consolidated financial statements attached to this Report under the heading “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

(b)       Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)       Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firms pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION

Disclosure is included in this Form 10-K with respect to the following item of Form 8-K for an event that occurred on December 6, 2010:

Item 5.03.  Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year – On December 6, 2010, the Company's Board of Directors adopted amended and restated Bylaws for the Company.  The amendments to the Bylaws included changes (Section 2.12 of the Bylaws) to the provisions containing the minimum requirements for shareholders to nominate directors and propose business to be conducted at shareholder meetings to comply with recent Securities and Exchange Commission rule changes, to include in Section 3.02(e) a description of the role of the Company's lead outside or independent director and to make certain other non-substantive changes. A copy of the Amended and Restated Bylaws is attached to this report as Exhibit 3.2 and is incorporated herein by reference.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2011.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders.

The Audit Committee of the Company's Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr. and Edward F. Lang, III.

ITEM 11.     EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Compensation of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2011.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                      MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2011.

Equity Compensation Plan Information

The following table summarizes share information, as of October 1, 2010, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan and the Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	113,704	8.57	1,141,438	(1)

(1)
All of the available shares under the 2003 Non-Employee Director Stock Ownership Plan (71,886) and under the 2010 Long-Term Stock Incentive Plan (1,000,000) may be issued upon the exercise of stock options or granted as non-vested stock, and, in the case of the 2010 Long-Term Stock Incentive Plan, as share units.  Includes 69,552 shares available for issuance under the 2009 Employee Stock Purchase Plan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2011. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2011.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2011.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

●	Reports of Independent Registered Public Accounting Firms
●	Consolidated Balance Sheets – October 1, 2010 and October 2, 2009
●	Consolidated Statements of Operations – Years ended October 1, 2010 and October 2, 2009
●	Consolidated Statements of Shareholders’ Equity – Years ended October 1, 2010 and October 2, 2009
●	Consolidated Statements of Cash Flows – Years ended October 1, 2010 and October 2, 2009
●	Notes to Consolidated Financial Statements
Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 9th day of December 2010.

JOHNSON OUTDOORS INC.
(Registrant)

By /s/ Helen P. Johnson-Leipold
      Helen P. Johnson-Leipold
      Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of December 2010.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)

/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Lead Outside Director

/s/ Terry E. London	Director
(Terry E. London)

/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)

/s/ W. Lee McCollum	Director
(W. Lee McCollum)

/s/ Edward F. Lang, III	Director
(Edward F. Lang, III)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title
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

3.2	Bylaws of the Company as amended and restated through December 6, 2010.

4.1	Note Agreement dated October 1, 1995. (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended December 29, 1995 and incorporated herein by reference.)

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

10.30
Revolving Credit and Security Agreement dated as of November 4, 2009 among Johnson Outdoors Canada Inc., National City Bank, Canada branch, as administrative agent and collateral agent and the other lenders named therein (filed as Exhibit 10.30 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 11, 2010).

10.31*	Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan (filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010).

10.32*	Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan (filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010).

16	Letter Regarding Change in Auditors (filed as Exhibit 16.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010).

21	Subsidiaries of the Company as of October 1, 2010.

23.1	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP).

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (1)

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of October 1, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Helen P. Johnson-Leipold	David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited the accompanying consolidated balance sheet of Johnson Outdoors Inc. and subsidiaries as of October 1, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Johnson Outdoors, Inc. and subsidiaries as of October 1, 2010 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Milwaukee, Wisconsin
December 9, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited the accompanying consolidated balance sheet of Johnson Outdoors Inc. and subsidiaries as of October 2, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Johnson Outdoors, Inc. and subsidiaries as of October 1, 2010 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the financial statements, in the year ended October 2, 2009, the Company changed the timing of its annual goodwill assessment.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
December 11, 2009

CONSOLIDATED BALANCE SHEETS

	October 1	October 2
(thousands, except share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$33,316	$27,895
Accounts receivable, less allowance for doubtful accounts of $2,988 and $2,695, respectively	46,928	43,459
Inventories	72,095	61,085
Deferred income taxes	1,844	2,168
Other current assets	5,945	7,748
Total current assets	160,128	142,355
Property, plant and equipment, net	33,767	33,490
Deferred income taxes	3,320	3,391
Goodwill	13,729	14,659
Other intangible assets, net	5,720	6,247
Other assets	10,092	10,140
Total assets	$226,756	$210,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$7,544	$14,890
Current maturities of long-term debt	1,327	584
Accounts payable	24,103	18,469
Accrued liabilities:
Salaries, wages and benefits	14,481	7,834
Accrued warranty and returns	5,640	5,253
Income taxes payable	1,062	750
Other	12,858	13,061
Total current liabilities	67,015	60,841
Long-term debt, less current maturities	14,939	16,089
Deferred income taxes	601	593
Retirement benefits	8,522	9,188
Other liabilities	9,310	7,746
Total liabilities	100,387	94,457
Shareholders' equity:
Preferred stock: none issued	-	-
Common stock:
Class A shares issued and outstanding:	418	404
October 1, 2010: 8,363,313
October 2, 2009: 8,066,965
Class B shares issued and outstanding: 1,216,464	61	61
Capital in excess of par value	59,779	58,343
Retained earnings	50,039	43,500
Accumulated other comprehensive income	16,073	13,560
Treasury stock at cost, 172 and 8,071 shares of Class A common stock, respectively	(1)	(43)
Total shareholders' equity	126,369	115,825
Total liabilities and shareholders' equity	$226,756	$210,282

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	October 1 2010	October 2 2009
Net sales	$382,432	$356,523
Cost of sales	228,909	223,741
Gross profit	153,523	132,782
Operating expenses:
Marketing and selling	86,677	83,001
Administrative management, finance and information systems	38,842	38,409
Research and development	13,450	11,100
Total operating expenses	138,969	132,510
Operating profit	14,554	272
Interest income	(62)	(193)
Interest expense	5,057	9,949
Other expense, net	367	594
Income (Loss) before income taxes	9,192	(10,078)
Income tax expense (benefit)	2,653	(407)
Net income (loss)	$6,539	$(9,671)
Weighted average common shares – Basic:
Class A	8,008	7,948
Class B	1,217	1,217
Dilutive stock options	42	-
Weighted average common shares – Dilutive	9,267	9,165
Net income (loss) per common share – Basic:
Class A	$0.69	$(1.06)
Class B	$0.63	$(1.06)

Net income (loss) per common Class A and B share – Dilutive	$0.68	$(1.06)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
BALANCE AT OCTOBER 3, 2008	$461	$57,873	$53,171	$-	$10,779
Net loss	-	-	(9,671)	-	-	$(9,671)
Exercise of stock options	-	43	-	-	-
Stock-based compensation and award of non-vested shares	4	427	-	-	-
Translation adjustment	-	-	-	-	5,960	5,960
Change in pension plans	-	-	-	-	(1,976)	(1,976)
Purchase of treasury stock at cost	-	-	-	(43)	-
Changes in fair value of cash flow hedges	-	-	-	-	(3,178)	(3,178)
Amoritzation of unrealized loss on interest rate swaps	-	-	-	-	1,975	1,975
Comprehensive loss	-	-	-	-	-	$(6,890)
BALANCE AT OCTOBER 2, 2009	465	58,343	43,500	(43)	13,560
Net income	-	-	6,539	-	-	6,539
Exercise of stock options	2	373	-	-	-
Issuance of stock under employee stock purchase plan	-	109	-	-	-
Stock-based compensation and award of non-vested shares	12	944	-	-	-
Translation adjustment	-	-	-	-	965	965
Change in pension plans	-	-	-	-	(497)	(497)
Reissue of treasury stock	-	10	-	42	-
Amoritzation of unrealized loss on interest rate swaps	-	-	-	-	2,045	2,045
Comprehensive income	-	-	-	-	-	$9,052
BALANCE AT OCTOBER 1, 2010	$479	$59,779	$50,039	$(1)	$16,073

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	October 1 2010	October 2 2009
CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$6,539	$(9,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,875	10,717
Amortization of intangible assets and deferred financing costs	1,102	1,168
Write off of deferred financing fees	-	1,006
Impairment losses	114	697
Amortization of unrealized loss on interest rate swap	2,045	1,975
Loss on sale of property, plant and equipment	236	337
Provision for doubtful accounts receivable	995	1,491
Provision for inventory reserves	1,404	3,093
Stock-based compensation	956	428
Deferred income taxes	415	(2,156)
Change in operating assets and liabilities, net of effect of businesses acquired or sold:
Accounts receivable	(4,857)	8,795
Inventories	(12,563)	23,312
Accounts payable and accrued liabilities	13,114	(10,446)
Other current assets	1,986	(1,329)
Other non-current assets	(913)	(415)
Other long-term liabilities	358	907
Other, net	(55)	706
	19,751	30,615
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	-	(1,005)
Additions to property, plant and equipment	(9,966)	(8,321)
Proceeds from sale of property, plant and equipment	695	64
Payments on interest rate swaps	-	(6,662)
	(9,271)	(15,924)
CASH USED FOR FINANCING ACTIVITIES
Net borrowings (repayments) borrowings on short-term debt	(7,289)	14,678
Borrowings on long-term debt	-	15,892
Principal payments on senior notes and other long-term debt	(594)	(60,022)
Deferred financing costs paid to lenders	(173)	(2,808)
Dividends paid	-	(501)
Common stock transactions	484	43
	(7,572)	(32,718)
Effect of foreign currency fluctuations on cash	2,513	4,131
Increase (Decrease) in cash and cash equivalents	5,421	(13,896)
CASH AND CASH EQUIVALENTS
Beginning of year	27,895	41,791
End of year	$33,316	$27,895

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2010

(in thousands except share and per share amounts)

1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Johnson Outdoors Inc. (“the Company”) is an integrated, global outdoor recreation-products company engaged in the design, manufacture and marketing of brand name outdoor equipment, diving, watercraft and marine electronics products.

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. Both the fiscal year ended October 1, 2010 (hereinafter 2010) and the fiscal year ended October 2, 2009 (hereinafter 2009) comprised 52 weeks.

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

Inventories at the end of the respective fiscal years consist of the following:

	2010	2009
Raw materials	$27,777	$18,129
Work in process	2,341	2,403
Finished goods	41,977	40,553
	$72,095	$61,085

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

Property, plant and equipment at the end of the respective years consist of the following:

	2010	2009
Property and improvements	$651	$699
Buildings and improvements	21,604	21,463
Furniture, fixtures and equipment	99,697	93,571
	121,952	115,733
Less accumulated depreciation	88,185	82,243
	$33,767	$33,490

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

During fiscal 2009, the Company changed its annual goodwill measurement date from its fiscal year end to the last day of fiscal August.

The results of the impairment test performed in 2010 indicated no impairment.  In 2009, the test performed indicated impairment of the remaining goodwill related to a reporting unit of the Watercraft segment.  The Company performed the second step which resulted in the full impairment of the goodwill and a non-cash charge of $312 was recognized in the fourth quarter of fiscal 2009.  Due to the current economic uncertainty and other factors, the Company cannot assure that remaining goodwill will not be further impaired in future periods.

During 2010, the Company identified an error in purchase accounting related to the 2004 Techsonic Industries acquisition after the allocation period had ended.  The Company identified realizable deferred tax assets of $994 that were present at the date of acquisition but were not included in the purchase price accounting.  The Company increased long term deferred tax assets by $994 and reduced goodwill by a like amount during the year.

Total gross goodwill was $53,644 and $54,574 as of October 1, 2010 and October 2, 2009, respectively.  Accumulated impairment of such goodwill was $39,915 as of October 1, 2010 and October 2, 2009, respectively, resulting in net goodwill of $13,729 and $14,659 as of October 1, 2010 and October 2, 2009, respectively.  The changes in the carrying amount of segment goodwill for fiscal 2009 and 2010 are as follows.
	Marine Electronics	Outdoor Equipment	Watercraft	Diving	Consolidated
Balance at October 3, 2008	$10,013	$-	$338	$3,734	$14,085
Currency translations	85	-	(26)	220	279
Acquisitions	607	-	-	-	607
Impairment charges	-	-	(312)	-	(312)
Balance at October 2, 2009	10,705	-	-	3,954	14,659
Tax adjustments related to purchase price allocation	(994)	-	-	-	(994)
Currency translations	(37)	-	-	101	64
Balance at October 1, 2010	$9,674	$-	$-	$4,055	$13,729

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually.  During the fourth quarter of fiscal 2010, the Company completed its annual fair value-based impairment test on indefinite lived intangibles.  There was no impairment of other intangibles recorded for the year ended October 1, 2010 or for the year ended October 2, 2009.

Intangible assets with finite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 3 to 25 years.  During 2009, the final allocation of the purchase price related to the Navicontrol acquisition was completed resulting in definite lived intangible assets of $368.  The weighted average amortization period for these assets was 13 years.

Intangible assets at the end of the last two years consist of the following:

	2010			2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Amortized other intangible assets:
Patents	$3,644	$(3,328)	$316	$3,264	$(3,223)	$41
Trademarks	2,000	(610)	1,390	1,285	(350)	935
Other	1,228	(464)	764	1,684	(683)	1,001
Non-amortized trademarks:	3,250	-	3,250	4,270	-	4,270
	$10,122	$(4,402)	$5,720	$10,503	$(4,256)	$6,247

During 2010, the Company made a decision to begin phasing out the usage of one of its trademarks.  As a result, the trademark, which had been classified as indefinite lived, was reclassified to definite lived intangibles and is being amortized over its estimated remaining economic life.

Amortization of patents and other intangible assets with definite lives was $681 and $417 for 2010 and 2009, respectively. Amortization of these definite lived intangible assets is expected to be approximately $681 for each of the next five years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company performs undiscounted cash flow analysis to determine if potential impairment exists.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value.  The Company prepared an undiscounted cash flow analysis for those assets where an indicator of impairment existed.  For fiscal 2009, upon completion of the undiscounted cash flow analysis, there was an indicator of impairment for a warehouse facility in Casarza-Ligure, Italy and the Company recorded $385 as an impairment of its long-lived assets. During 2010, the Company recognized additional impairment on this facility of $114 to write the asset down to its fair value of $656.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the two years in the period ended October 1, 2010.

Balance at October 3, 2008	$4,361
Expense accruals for warranties issued during the year	3,264
Less current year warranty claims paid	3,429
Balance at October 2, 2009	4,196
Expense accruals for warranties issued during the year	3,671
Less current year warranty claims paid	3,278
Balance at October 1, 2010	$4,589

Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive income (loss)” on the accompanying balance sheets as of fiscal year end 2010 and 2009, respectively, are as follows:

	2010	2009
Foreign currency translation adjustment	$23,305	$22,340
Unamortized loss on pension plans, net of tax of $0 and $0, respectively	(5,315)	(4,818)
Unrealized loss on interest rate swaps	(1,917)	(3,962)
Accumulated other comprehensive income	$16,073	$13,560

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

For 2009, basic loss per share for Class A and Class B shares is the same due to the net loss incurred during such periods.  For 2010, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For 2009, the effect of stock options and non-vested stock is excluded from the diluted loss per share calculation as they would be anti-dilutive. For 2010, diluted net income per share reflects the effect of dilutive stock options and assumes the conversion of Class B common stock into Class A common stock. The effect of non-vested restricted stock is excluded from the diluted income per share calculation as their inclusion would be anti-dilutive.  Any undistributed earnings are reallocated to the non-vested stock.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per share calculations and the computation of basic and diluted earnings per common share:

	2010	2009
Net income (loss)	$6,539	$(9,671)
Less: Undistributed earnings reallocated to unvested shareholders	(201)	-
Dilutive earnings (loss)	$6,338	$(9,671)
Net income (loss) per common share – Basic:
Class A	$0.69	$(1.06)
Class B	$0.63	$(1.06)
Net income (loss) per common Class A and B share – Dilutive	$0.68	$(1.06)

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for 2010 and 2009 because they would have been anti-dilutive totaled 16,063 and 180,288, respectively. Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for 2010 and 2009 because they would have been anti-dilutive totaled 325,172 and 105,827, respectively.

Stock-Based Compensation

Stock-based compensation cost is recorded for all option grants and awards of non-vested stock based on their grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award recipient. No stock options were granted in 2010 or 2009.  See Note 12 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, non-vested stock, and employee stock purchase plans.

Cash flows from income tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock-based awards have been classified as financing cash flows.

Income Taxes

The Company provides for income taxes currently payable and deferred income taxes resulting from temporary differences between financial statement and taxable income.  Deferred income tax assets and liabilities are determined based on the difference between the amounts reported in the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  A valuation allowance is established if it is more likely than not that some portion or all of a deferred income tax asset will not be realized. See Note 8 of the Notes to Consolidated Financial Statements for further discussion.

Employee Benefits

The Company and certain of its subsidiaries have various retirement and profit sharing plans. The Company does not have any significant foreign retirement plans. Pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. The Company’s policy is to annually fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto. Other retirement costs are funded at least annually. Effective September 30, 2009, the Company elected to freeze its U.S. defined benefit pension plans. The effect of this action is a cessation of benefit accruals related to service performed after September 30, 2009.  See Note 9 of the Notes to Consolidated Financial Statements for additional discussion.

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency. The Company recognized currency losses from transactions of $1,175 and $796 for 2010 and 2009, respectively, included in the “Other expense, (net)” line of the Company’s Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates. Approximately 27% of the Company’s revenues for the year ended October 1, 2010 were denominated in currencies other than the U.S. dollar. Approximately 15% were denominated in euros, with the remaining 12% denominated in various other foreign currencies.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments, primarily for purchases of inventory and other assets denominated in foreign currencies or borrowings in foreign currencies.  In 2010 and 2009, the Company used foreign currency forward contracts to reduce the economic risk of changes in foreign currency exchange rates on foreign currency borrowings.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

Revenue Recognition

The Company recognizes revenue when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists. Contracts, internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement.

●	All substantial risk of ownership transfers to the customer. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

●	The fee is fixed or determinable. This is assessed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

●	Collectibility is reasonably assured. We assess collectibility based on the creditworthiness of the customer as determined by credit checks and analysis, as well as by the customer’s payment history.

Estimated costs of returns and allowances and discounts are accrued as a reduction to sales when revenue is recognized.

Advertising

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising expense in 2010 and 2009 totaled $20,107 and $19,481, respectively. These charges are included in marketing and selling expenses.  Capitalized advertising costs, included in other current assets, totaled $979 and $750 at October 1, 2010 and October 2, 2009, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs are included in marketing and selling expense and totaled $9,697 and $9,727 for 2010 and 2009, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The amount capitalized related to software development was $6,123, less accumulated amortization of $3,026, at October 1, 2010 and $4,464, less accumulated amortization of $2,353, at October 2, 2009.  These costs are amortized over the expected life of the software of three years.  Amortization expense related to capitalized software in 2010 and 2009 was $489 and $358, respectively, and is included in Depreciation expense on Plant, Property and Equipment.

Fair Values

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at October 1, 2010 and October 2, 2009 due to the short maturities of these instruments. During 2010, the Company held foreign currency forward contracts and investments in equity and debt securities that were carried at fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

Valuation Techniques

Over the Counter Derivative Contracts

The value of over the counter derivative contracts, such as interest rate swaps and foreign currency forward contracts, are derived using pricing models, which take into account the contract terms, as well as other inputs, including, where applicable, the notional values of the contracts, payment terms, maturity dates, credit risk, interest rate yield curves, and contractual and market currency exchange rates.  The pricing model used for valuing interest rate swaps does not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

Rabbi Trust Assets

Rabbi trust assets, included in other assets, are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.

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

See Note 4 of the Notes to Consolidated Financial Statements for disclosures regarding the fair value of long-term debt and Note 6 of the Notes to Consolidated Financial Statements for disclosures regarding fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2010 presentation. After tax income related to discontinued operations of $41 for 2009 has been reclassified to other expense, net.  These reclassifications have no impact on previously reported net income or earnings per share.

2     RESTRUCTURING

The following represents restructuring accrual activity across all segments during 2009 and 2010:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of October 3, 2008	$917	$-	$-	$917
Activity during the period ended October 2, 2009:
Charges to earnings	1,440	404	1,187	3,031
Settlement payments	(1,598)	-	(1,054)	(2,652)
Accrued restructuring liabilities as of October 2, 2009	759	404	133	1,296
Activity during the period ended October 1, 2010:
Charges to earnings	(60)	(12)	701	629
Settlement payments	(694)	(392)	(809)	(1,895)
Accrued restructuring liabilities as of October 1, 2010	$5	$-	$25	$30

On June 30, 2009, the Company announced plans to consolidate its U.S. Watercraft operations in Old Town, Maine, which resulted in the closure of the Company’s plant in Ferndale, Washington.  This action resulted in the elimination of approximately 90 positions in Ferndale.  For the year ended October 1, 2010, the Company recorded a recovery of $60 related to severance, a recovery of $12 related to contract terminations and expense of $701 related to other exit costs.  No further expenses are expected and the total cost of this restructuring was $3,240, consisting of employee termination and related costs of $1,246, contract termination costs of $392, and other costs of $1,602. These charges are included in administrative management, finance and information systems expenses in the Watercraft segment.

Accrued restructuring liabilities at October 3, 2008 included accrued employee termination costs of $92 in the Outdoor Equipment segment and $825 in the Diving segment.  Charges to earnings in fiscal 2009 in the Outdoor Equipment segment were $6 and settlement payments were $98.  Charges to earnings in fiscal 2009 in the Diving segment were $414 and settlement payments were $1,239.  All restructuring activities in the Outdoor Equipment and Diving segments were complete and their respective restructuring liabilities were zero at the end of 2009

3    ACQUISITIONS

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

4     INDEBTEDNESS

Debt is comprised of the following at October 1, 2010 and October 2, 2009, respectively:

	2010	2009
2009 Term Loans	$15,474	$15,892
Revolvers	7,544	14,890
Other	792	781
Total debt	23,810	31,563
Less current maturities	1,327	584
Less Revolvers	7,544	14,890
Total long-term debt	$14,939	$16,089

2009 Term Loans

On September 29, 2009 the Company and certain of its subsidiaries entered into new Term Loan Agreements (the "Term Loan Agreements" or "Term Loans") between the Company or one of its subsidiaries and Ridgestone Bank, replacing the Company’s Amended and Restated Credit Agreement of $60,000 that was due to mature on October 7, 2010.  The new Term Loan Agreements have maturity dates ranging from 15 to 25 years from the date of the agreements.  Each Term Loan requires monthly payments of principal and interest. Interest on $9,013 of the aggregate outstanding amount of the Term Loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at October 1, 2010.

The Term Loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries and a second lien on working capital and certain patents and trademarks of the Company and its subsidiaries.  Any proceeds from the sale of secured property is first applied against the related Term Loans and then against the Revolver.  Certain of the Term Loans covering $9,013 of the aggregate borrowings are subject to a pre-payment penalty.  In the first year of such Term Loan Agreements, the penalty is 10% of the pre-payment amount, decreasing by 1% annually.

Revolvers

On September 29, 2009 the Company also entered into a Revolving Credit and Security Agreement (the "Revolving Credit Agreement" or "Revolver" and collectively, with the Term Loans, the "Debt Agreements") among the Company, certain of the Company's subsidiaries, PNC Bank, National Association, as lender, administrative agent and collateral agent, and the other lenders named therein. The Revolving Credit Agreement, maturing in September 2012, provides for funding of up to $69,000.  Borrowing availability under the Revolver is based on certain eligible working capital assets, primarily account receivables and inventory of the Company and its subsidiaries. The Revolver contains a seasonal line reduction that reduces the maximum amount of borrowings to $46,000 from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $25,000 for 60 consecutive days.

On November 5, 2009, the Company closed on its Canadian asset backed credit facility (“Canadian Revolver” and collectively, with the Revolving Credit Agreement, “Revolvers”), increasing its total seasonal debt availability by $4,000 for the period July 15th through November 15th, and by $6,000 for the period November 16th through July 14th.

The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company's domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The interest rate on the Revolvers is based on LIBOR, subject to a 2.0% LIBOR floor, or the prime rate at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers as of October 1, 2010 was 5.5%.

The Company’s remaining borrowing availability under the Revolvers was approximately $18,235 at October 1, 2010.

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

The Company incurred $173 of financing fees during the year ended October 1, 2010 in conjunction with the execution of its Canadian Revolver which were capitalized and will be amortized over the life of the related debt.  During the year ended October 2, 2009, the Company incurred $1,478 of financing fees in conjunction with the execution of the Debt Agreements which were capitalized and will be amortized over the life of the related debt.  The Company also capitalized an additional $1,330 of financing fees in 2009 related to amending the Company’s previous debt agreements.  As a result of entering into the new Debt Agreements, the Company wrote off $1,006 of capitalized financing fees in 2009 related to the previous debt, which is included in interest expense for that year.

See Note 16 of the Notes to Consolidated Financial Statements regarding certain amendments entered into by the Company and certain of its subsidiaries in connection with the Revolvers.

Other Borrowings

The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of October 1, 2010. As of October 2, 2009, outstanding borrowings on unsecured revolving credit facilities at foreign subsidiaries were $2,896 and were included in “Short-term notes payable” on the Consolidated Balance Sheets.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance which totaled $2,568 at October 1, 2010 compared to $60 at October 2, 2009 when the Company posted cash collateral of $2,173 in order to facilitate the closing of its debt agreements.

 The Company has no unsecured lines of credit as of October 1, 2010.

Aggregate scheduled maturities of long-term debt as of October 1, 2010 are as follows:

Year
2011	$1,327
2012	668
2013	703
2014	697
2015	555
Thereafter	12,316
Total	16,266

Interest paid was $2,537 and $8,408 for 2010 and 2009, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of October 1, 2010 and October 2, 2009 was approximately $16,266 and $16,673, respectively.

Certain of the Company’s loan agreements require that the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a majority of the directors. At November 30, 2010, the Johnson Family held 3,716,512 shares or approximately 44% of the Class A common stock, 1,211,196 shares or approximately 100% of the Class B common stock and approximately 78% of the voting power of both classes of common stock taken as a whole.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 27% of the Company’s revenues for the fiscal year ended October 1, 2010 were denominated in currencies other than the U.S. dollar. Approximately 15% were denominated in euros, with the remaining 12% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of October 1, 2010, the Company held a foreign currency forward contract with a notional value of 5,400 Swiss francs recorded on the balance sheet at a fair value liability of $8.  The related mark to market loss was recorded in “Other expense (net)” in the Company’s Consolidated Statements of Operations.

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

The Company paid $6,151 in 2009 to modify and ultimately terminate its interest rate swap contract.  The Company held no interest rate swap contracts in 2010 and presently, the Company is unhedged with respect to interest rate risk on its floating rate debt.

The Company had no derivative instruments designated as hedging instruments as of October 1, 2010.  The Company’s interest rate swap contracts became ineffective as hedging instruments on January 2, 2009 and were terminated and settled as noted above.

Prior to becoming ineffective, the effective portion of the Company’s interest rate swap contract was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective on January 2, 2009, $5,937 of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the swap were recorded directly to interest expense in the statement of operations. The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction, which required interest payments through 2012.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that approximately $990 of the $1,917 remaining in AOCI at October 1, 2010 will be amortized into interest expense over the next 12 months.

The following discloses the location of loss reclassified from AOCI into net loss related to derivative instruments during the years ended October 1, 2010 and October 2, 2009, respectively:

Loss reclassified from AOCI into:	2010	2009
Interest expense	$2,045	$1,975

The following discloses the location and amount of loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the years ended October 1, 2010 and October 2, 2009, respectively.

Derivatives not designated as hedging instruments	Location of loss recognized in statement of operations	2010	2009
Interest rate swap contracts	Interest expense	$ -	$ (725)
Foreign exchange forward contracts	Other income (expense)	(565)	(149)

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

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of October 1, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$5,452	$-	$-	$5,452
Liabilities:
Foreign currency forward contracts	$-	$8	$-	$8

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of October 2, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$4,478	$-	$-	$4,478
Liabilities:
Foreign currency forward contracts	$-	$122	$-	$122

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The mark to market adjustments are recorded in “Other expense (net)” in the Consolidated Statements of Operations.

The fair value of the foreign exchange forward contract reported above was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract. The mark to market adjustments are recorded in “Other expense (net)”.

The following table summarizes the amount of total gains or losses in the period attributable to the changes in fair value of the instruments noted above during the years ended October 1, 2010 and October 2, 2009, respectively:

	Location of income (loss) recognized in statement of operations	2010	2009

Rabbi trust assets	Other income (expense)	$730	$(141)
Interest rate swap contracts	Interest expense	$-	$(725)
Foreign exchange forward contracts	Other income (expense)	$(565)	$(149)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.  During 2009, the Company recorded impairment on a warehouse facility in Casarza – Ligure, Italy, reducing its fair value to $781.  A $385 pre-tax impairment charge was included in administrative management, finance and information systems expenses in the Diving segment relating to this impairment.During 2010, the Company recognized impairment under the ASC Topic 820 related to the warehouse facility in Casarza – Ligure, Italy of $114 to write the asset down to its fair value of $656.  The impairment charge was included in administrative management, finance and information systems expenses in the Diving segment.  This facility was sold in March 2010 for $634 and there were no other assets or liabilities required to be measured at fair value on a non-recurring basis as of October 1, 2010.

Also in 2009, goodwill with a carrying value of $312 was written down to zero for one of the Company’s Canadian subsidiaries in the Watercraft segment.  The key assumptions used in the valuation were estimates of the future cash flows of the entity, including assumptions regarding growth rates and the entity’s weighted average cost of capital.  See Note 1 – “Goodwill” of the Notes to Consolidated Financial Statements for a further discussion.

The following table summarizes the Company’s assets and liabilities measured at fair value on a non-recurring basis as required by the ASC Topic 820 as of October 2, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Impaired goodwill	$-	$-	$-	$-
Impaired long-lived assets	$-	$781	$-	$781

7     LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at October 1, 2010 were as follows:

Year	Related parties included in total	Total
2011	$717	$5,937
2012	79	4,379
2013	-	2,969
2014	-	2,809
2015	-	1,619
Thereafter	-	2,817

Rental expense under all leases was approximately $8,990 and $9,209 for 2010 and 2009, respectively.

8     INCOME TAXES

The U.S. and foreign income or (loss) before income taxes for the respective years consisted of the following:

	2010	2009
United States	$7,873	$(8,527)
Foreign	1,319	(1,551)
	$9,192	$(10,078)

Income tax expense for the respective years consisted of the following:

	2010	2009
Current:
Federal	$-	$-
State	483	247
Foreign	1,164	1,457
Deferred	1,006	(2,111)
	$2,653	$(407)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2010	2009
Deferred tax assets:
Inventories	$4,049	$4,899
Compensation	10,042	7,953
Tax credit carryforwards	8,684	5,475
Goodwill and other intangibles	2,440	2,517
Net operating loss carryforwards	11,069	16,615
Depreciation and amortization	2,267	3,261
Other	5,791	5,722
Total gross deferred tax assets	44,342	46,442
Less valuation allowance	39,178	40,883
Deferred tax assets	5,164	5,559
Deferred tax liabilities:
Foreign statutory reserves	601	593
Net deferred tax assets	$4,563	$4,966

The net deferred tax assets are recorded in the Consolidated Balance Sheet as follows:

	2010	2009
Current assets	$1,844	$2,168
Non-current assets	3,320	3,391
Non-current liabilities	601	593
Net deferred tax assets	$4,563	$4,966

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below are as follows:

	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%
Foreign rate differential	-3.6%	-6.6%
State income tax	5.3%	-2.4%
Tax credits (net of valuation allowance)	0.0%	12.4%
Increase in valuation reserve for deferred assets	0.0%	-33.1%
Decrease in valuation reserve for deferred assets	-8.1%	0.0%
Other	0.3%	-1.3%
	28.9%	4.0%

The valuation allowance positive impact of ($744) to the effective tax rate was primarily the result of the U.S. usage of tax benefits related to net operating losses and the corresponding reversal of valuation allowances of ($2,539) partially offset by the increase in foreign valuation allowances of $1,795.  In fiscal 2010 the Company established a valuation allowance of $1,020 against the net deferred tax assets in an Italian tax jurisdiction based on cumulative earnings deficit and eliminated the valuation allowance of ($75) against the net deferred tax assets in the New Zealand tax jurisdiction based on positive cumulative earnings.  Continual net operating losses in Japan, Spain and United Kingdom increased the valuation allowance by $810 in fiscal year 2010.

In 2009, the Company recorded a $3,350 valuation allowance against the net deferred tax assets in the U.S., Japan, United Kingdom, Spain and New Zealand as a result of these jurisdictions being in a three year cumulative loss resulting from the continued downturn and market situation in these jurisdictions.  The key changes that occurred in the valuation allowance during fiscal 2009 included the reversal of the valuation allowance for the Company's German operations which resulted in a benefit of $1,800 and the establishment of a valuation allowance for the Company's Japanese operations, which resulted in $1,200 of additional tax expense.  The Company became eligible for and utilized a portion of a State income tax credit and recorded a net benefit of $1,260 with a corresponding net deferred tax asset.

The foreign rate differential of (3.6)%, and (6.6)% for 2010 and 2009, respectively, is comprised of several foreign tax related items including the statutory rate differential in each year, foreign provincial or local income taxes and additional contingency reserves.

At October 1, 2010, the Company has federal operating loss carry forwards of $14,594 which begin to expire in 2029, as well as various state net operating loss carry forwards. In addition, certain of the Company’s foreign subsidiaries have operating loss carry forwards totaling $11,350. These operating loss carry forwards are available to offset future taxable income over the next 3 to approximately 20 years.

Given the uncertain conditions in the outdoor recreation equipment market in the U.S., Japan, Italy, Spain, and United Kingdom tax jurisdictions, the Company will maintain a valuation allowance against the net deferred tax assets in these jurisdictions that are anticipated to expire unused.  Based on projections for these tax jurisdictions, the Company determined that it was more likely than not that certain deferred tax assets will not be realized and a valuation allowance balance of $34,853, $2,404, $1,020, $467, and $434 was reported against the net deferred tax assets for the U.S., Japan, Italy, Spain, and United Kingdom tax jurisdictions respectively, as of October 1, 2010.  The Company’s valuation allowance as of October 2, 2009 was comprised of $38,327, $1,568, $624, $288, and $76 and was recorded against the net deferred tax assets for the U.S., Germany, Spain, United Kingdom, and New Zealand tax jurisdictions respectively.

Taxes paid were $835 and $2,640 for 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at October 3, 2008	$1,140
Lapse of statute of limitations	(36)
Gross increases - tax positions in current period	186
Balance at October 2, 2009	1,290
Lapse of statute of limitations	(240)
Gross increases - tax positions in current period	205
Balance at October 1, 2010	$1,255

Unrecognized tax benefits are included in accrued taxes in the consolidated balance sheet.

The Company’s total gross liability for unrecognized tax benefits was $1,255 and $1,290, including $256 and $170 of accrued interest, for the years ended October 1, 2010 and October 2, 2009, respectively. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest of $86 and $70 was recorded as a component of income tax expense in the Consolidated Statements of Operations during fiscal 2010 and 2009, respectively. The Company is currently undergoing examination in Germany with anticipated completion in next fiscal year. There have been no material changes in unrecognized tax benefits as a result of tax positions in the year ended October 1, 2010.  The Company anticipates that the unrecognized tax benefits may change in the range of $200 to $1,000 as a result of the German audit in the next twelve months.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2007-2010
Canada	2005-2010
France	2007-2010
Germany	2006-2010
Italy	2005-2010
Japan	2008-2010
Switzerland	1999-2010

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the U.S. during the year.  In 2010, the Company reversed $2,900 of U.S. tax on undistributed earnings of its Canadian subsidiary considered not permanently reinvested as a result of attributed dividend repatriation. As of October 1, 2010, net undistributed earnings of foreign subsidiaries totaled approximately $114,016. The Company considers these unremitted earnings to be permanently invested abroad and no provision for federal or state income taxes has been made on these amounts. In the future, if foreign earnings are returned to the U.S., provision for U.S. income taxes will be made.

9     EMPLOYEE BENEFITS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.  On May 28, 2009, the Company elected to freeze its U.S. defined benefit pension plans as of September 30, 2009. The effect of this action was a cessation of benefit accruals related to service performed after September 30, 2009, reducing the projected benefit obligation.  The gain resulting from this reduction in the pension liability did not exceed the amount of unrecognized actuarial losses held in accumulated other comprehensive income prior to the curtailment event.  As such, this curtailment gain was recorded in accumulated other comprehensive income in shareholders’ equity and reduced the amount of net actuarial loss reported and did not impact the Company’s Consolidated Statements of Operations for the year ended October 2, 2009.

The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2010 and 2009, respectively, is as follows:

	2010	2009
Projected benefit obligation:
Projected benefit obligation, beginning of year	$18,393	$16,348
Service cost	-	636
Interest cost	993	1,074
Curtailment gain	-	(2,630)
Actuarial loss	767	3,780
Benefits paid	(784)	(815)
Projected benefit obligation, end of year	$19,369	$18,393
Fair value of plan assets:
Fair value of plan assets, beginning of year	$10,346	$10,816
Actual gain on plan assets	1,148	81
Company contributions	1,107	264
Benefits paid	(784)	(815)
Fair value of plan assets, end of year	$11,817	$10,346
Funded status of the plan	$(7,552)	$(8,047)
Amounts recognized in the consolidated balance sheets consist of:
Current pension liabilities	$192	$193
Noncurrent pension liabilities	7,360	7,854
Accumulated other comprehensive loss	(5,315)	(4,818)
Components of accumulated other comprehensive loss:
Net actuarial loss	(5,315)	(4,818)
Accumulated other comprehensive loss	$(5,315)	$(4,818)

Net periodic benefit cost for our non-contributory defined benefit pension plans for the respective years includes the following components:

	2010	2009
Service cost	$-	$636
Interest cost	993	1,074
Expected return on plan assets	(972)	(981)
Amortization of unrecognized net loss	94	74
Net periodic pension cost	115	803
Other changes in benefit obligations recognized in other comprehensive income (loss), (OCI):
Net loss	497	1,976
Total recognized in net periodic pension cost and OCI	$612	$2,779

The Company expects to recognize $126 of unrecognized loss amortization as a component of net periodic benefit cost in 2011.  This amount is included in accumulated other comprehensive income as of October 1, 2010.

In 2009, the Company recorded a $3,350 valuation allowance against the net deferred tax assets in the U.S., Japan, United Kingdom, Spain and New Zealand as a result of these jurisdictions being in a three year cumulative loss resulting from the continued downturn and market situation in these jurisdictions.  Key changes that occurred in the valuation allowance during fiscal 2009 included the reversal of the valuation allowance for the Company’s Japan operations which resulted in $1,200 of additional tax expense.  The Company became eligible for and utilized a portion of a State income tax credit and recorded a net benefit of $1,260 with a corresponding net deferred tax asset.

The accumulated benefit obligation for all plans was $19,369 and $18,393 at October 1, 2010 and October 2, 2009, respectively.

At October 1, 2010, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $19,369 and $11,817, respectively, and there were no plans with plan assets in excess of benefit obligations. At October 2, 2009, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $18,393 and $10,346, respectively, and there were no plans with plan assets in excess of benefit obligations.

The Company anticipates making contributions to the defined benefit pension plans of $356 through September 30, 2011.

Estimated benefit payments from the defined benefit plans to participants for the five years ending September 2015 and five years thereafter are as follows:

Year
2011	$808
2012	810
2013	844
2014	865
2015	874
Five years thereafter	4,916

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years ended are as follows:

	Projected Benefit		Net Periodic
	Obligation		Pension Cost
	2010	2009	2010	2009
Discount rate	5.25%	5.50%	5.50%	7.00%
Long-term rate of return	N/A	N/A	8.00%	8.00%
Average salary increase rate	N/A	N/A	N/A	N/A

The impact of the change in discount rates resulted in an actuarial loss of approximately $705 in 2010 and $3,500 in 2009, respectively. The remainder of the change in actuarial gains for each year results from adjustments to mortality tables, other modifications to actuarial assumptions and investment returns in excess of, or less than, estimates.

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

The Company’s pension plans’ weighted average asset allocations at October 1, 2010 and October 2, 2009, by asset category were as follows:

	2010	2009
Equity securities	71%	74%
Fixed income securities	27	26
Other securities	2	-
Total	100%	100%

The Company’s primary investment objective for the plans’ assets is to maximize the probability of meeting the plans’ actuarial target rate of return of 8%, with a secondary goal of returning 4% above the rate of inflation. These return objectives are targeted while simultaneously striving to minimize risk of loss to the plans’ assets. The investment horizon over which the investment objectives are expected to be met is a full market cycle or five years, whichever is greater.

The Company’s investment strategy for the plans is to invest in a diversified portfolio that will generate average long-term returns commensurate with the aforementioned objectives while minimizing risk.

The following table summarizes the Company’s pension plan assets as of October 1, 2010:

	Level 1	Level 2	Level 3	Total
Description:
Mutual funds	$11,303	$-	$-	$11,303
Money market funds	43	-	-	43
Group annuity contract	-	471	-	471
Total	$11,346	$471	$-	$11,817

The fair values of the money market fund and mutual fund were derived from quoted market prices as substantially all of these instruments have active markets.  The fair value of the group annuity contract was derived using a discounted cash flow model with inputs based on current yields of similar instruments with comparable durations.  The asset allocation of the mutual fund is a U.S. large-cap blend based on a moderate allocation style, generally investing in 70% equity securities and 30% income securities.  The annuity contract consists of high grade bonds.

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination from the Company.  The deferred compensation liability, which is classified as other liabilities, was approximately $5,514 and $4,369 as of October 1, 2010 and October 2, 2009, respectively.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expense attributable under the defined contribution programs was approximately $826 and $857 for 2010 and 2009, respectively.

10     PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

11     COMMON STOCK

The number of authorized and outstanding shares of each class of the Company's common stock at the end of the respective years was as follows:

	2010	2009
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,363,313	8,066,965
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,216,464	1,216,464

Holders of Class A common stock are entitled to elect 25% of the members of the Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2010 and 2009, there were no shares of Class B common stock converted into Class A common stock.

12     STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options. At the March 2, 2010 Annual Shareholder Meeting, the Company's shareholders approved the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan (the “2010 Plan”) which provides for issuance of up to 1,000,000 shares of Class A common stock pursuant to the terms of the 2010 Plan.  As of October 1, 2010, no shares of Class A common stock have been awarded under the 2010 Plan.

Under the Company’s 2010 Plan and the 2003 Non-Employee Director Stock Ownership Plan there were 1,071,886 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at October 1, 2010.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options in 2010 or 2009.

A summary of stock option activity related to the Company’s plans, including the 2010 Plan and the Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan (the “2000 Plan”) is shown below.  Any outstanding awards made under the 2000 Plan remain outstanding in accordance with the terms of the 2000 Plan and the related grant agreements.  However, no future awards or grants can be made under the 2000 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (in years)	Aggregate Intrinsic Value
Outstanding at October 3, 2008	271,043	$8.36
Exercised	(500)	7.42
Cancelled	(90,255)	8.62
Outstanding at October 2, 2009	180,288	$8.23
Exercised	(55,250)	7.29		$161
Cancelled	(11,334)	9.39
Outstanding and exercisable at October 1, 2010	113,704	$8.57	1.4	$551

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.75 as of October 1, 2010, which would’ve been received by the option holders had those option holders exercised their stock options as of that date.

Non-Vested Stock

All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.

Grants of non-vested stock were 230,650 and 76,789 with a total value of $2,209 and $450 during 2010 and 2009, respectively. The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low stock price on the last preceding date on which the Company’s shares traded.  These shares were granted under the 2000 Plan.  As noted above, the Company has not made any awards under its 2010 Plan.  Notwithstanding the adoption of the 2010 Plan, the outstanding awards made under the 2000 Plan remain outstanding in accordance with the terms of the 2000 Plan and related grant agreements.  However, no future awards or grants can be made under the 2000 Plan.

Stock compensation expense, net of forfeitures, related to non-vested stock was $956 and $428 during 2010 and 2009, respectively.  The intrinsic value of shares which vested during 2010 and 2009 was $125 and $367, respectively.  There were no forfeitures of non-vested restricted stock during 2010.  There were 8,822 shares of non-vested restricted stock forfeited during 2009, which had an original fair market value at date of grant of $125.

Non-vested stock issued and outstanding as of October 1, 2010 and October 2, 2009, respectively, totaled 325,172 and 105,827 shares, having a gross unamortized value of $2,142 and $889, respectively, which will be amortized to expense through November 2014 or adjusted for changes in future estimated or actual forfeitures.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of non-vested shares by tendering a portion of the vested shares back to the Company.  No shares were tendered back to the Company during 2010. Shares tendered back to the Company totaled 8,071 for 2009.

A summary of non-vested stock activity for the year ended October 1, 2010 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 3, 2008	109,277	$18.72
Non-vested stock grants	76,789	5.86
Non-vested stock cancelled	(8,822)	14.14
Restricted stock vested	(71,417)	12.32
Non-vested stock at October 2, 2009	105,827	14.08
Non-vested stock grants	230,650	9.58
Restricted stock vested	(11,305)	11.06
Non-vested stock at October 1, 2010	325,172	$10.99

Employee Stock Purchase Plan

At the March 2, 2010 Annual Shareholders’ Meeting, the Company’s shareholders approved the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) which provides for issuance of a maximum of 80,000 Class A shares pursuant to the terms of the Purchase Plan.  The Company’s former employees’ stock purchase plan terminated effective May 1, 2009.

The Purchase Plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company issued 10,448 shares of Class A common stock under the Purchase Plan on May 31, 2010 and recognized expense of $24 in 2010.  The Company did not issue any shares under this plan or the former plan and no expense was recognized in fiscal 2009.

13     RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family and other related parties. These include consulting services, aviation services, office rental, royalties and certain administrative activities. Total costs of these transactions were $1,674 and $1,817 for 2010 and 2009, respectively. Amounts due to/from related parties were immaterial at October 1, 2010 and October 2, 2009.

14     SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

Net sales and operating profit include both sales to customers, as reported in the Company’s Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

		2010	2009
Net sales:
Marine Electronics:	Unaffiliated customers	$185,206	$165,194
	Interunit transfers	288	149
Outdoor Equipment:	Unaffiliated customers	48,623	41,338
	Interunit transfers	67	49
Watercraft:	Unaffiliated customers	63,857	69,271
	Interunit transfers	144	151
Diving:	Unaffiliated customers	84,222	80,250
	Interunit transfers	854	585
Other/Corporate		524	470
Eliminations		(1,353)	(934)
		$382,432	$356,523
Operating profit (loss):
Marine Electronics		$13,938	$9,265
Outdoor Equipment		5,881	3,360
Watercraft		1,826	(6,149)
Diving		3,030	1,620
Other/Corporate		(10,121)	(7,824)
		$14,554	$272
Depreciation and amortization expense:
Marine Electronics		$4,923	$5,164
Outdoor Equipment		521	558
Watercraft		1,455	2,855
Diving		1,574	1,871
Other/Corporate		1,504	2,443
		$9,977	$12,891
Additions to property, plant and equipment:
Marine Electronics		$6,923	$4,800
Outdoor Equipment		201	195
Watercraft		1,314	2,116
Diving		811	819
Other/Corporate		717	391
		$9,966	$8,321
Total assets:
Marine Electronics		$85,164	$80,164
Outdoor Equipment		23,192	14,969
Watercraft		34,420	30,769
Diving		70,388	65,933
Other/Corporate		13,592	18,447
		$226,756	$210,282
Goodwill, net:
Marine Electronics		$9,674	$10,705
Outdoor Equipment		-	-
Watercraft		-	-
Diving		4,055	3,954
		$13,729	$14,659

A summary of the Company’s operations by geographic area is presented below:

	2010	2009
Net sales:
United States:
Unaffiliated customers	$274,998	$254,060
Interarea transfers	15,785	14,239
Europe:
Unaffiliated customers	65,622	66,222
Interarea transfers	9,670	8,889
Other:
Unaffiliated customers	41,812	36,241
Interarea transfers	2,386	1,184
Eliminations	(27,841)	(24,312)
	$382,432	$356,523
Total assets:
United States	$128,534	$118,484
Europe	68,657	67,498
Other	29,565	24,300
	$226,756	$210,282
Long-term assets: (1)
United States	$52,475	$51,568
Europe	10,051	12,205
Other	782	763
	$63,308	$64,536

(1)	Long-term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

The Company had no single customer that accounted for more than 10% of its net sales in fiscal 2010 or 2009.

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made a claim with its insurance carriers to recover the $4,400 settlement, plus litigation costs (approximately $1,100). This matter is presently the subject of litigation in the U.S. District Court for the Eastern District of Wisconsin. The Company is unable to estimate the outcome of the claim with its insurance carriers, including the amount of the insurance recovery at this time and, accordingly, has not recorded a receivable for this matter.

16     SUBSEQUENT EVENTS

Effective November 16, 2010, the Company and certain of its subsidiaries entered into a First Amendment (the "Amendment") to its Revolving Credit and Security Agreement dated as of September 29, 2009 (the "Revolving Credit Agreement") with PNC Bank National Association , as lender, as administrative agent and collateral agent, and the other lenders named therein (collectively, the "Lenders").

The material changes to the Revolving Credit Agreement made by the Amendment are as follows:

●	The Amendment extends the debt agreement through November 2014.

●	The Amendment modifies the interest rate calculation by eliminating the minimum LIBOR floor requirement of 2.0% and resetting the applicable margin on the LIBOR-based debt to 2.75%.

●	The Amendment resets the interest rate calculation each quarter, beginning with the quarter ended March 31, 2011, by instituting an applicable margin based on the Company’s leverage ratio for the trailing twelve month period. The applicable margin ranges from 2.25% to 3.0%.

●	The Amendment provides the option for an additional $25,000 in maximum seasonal financing availability under the existing conditions of the Revolving Credit Agreement, subject to the approval of the Lenders.

●	The Amendment increases the amount of allowable asset or stock acquisitions to $8,000 individually or $20,000 in the aggregate through November 2014.

●	The Amendment raises the annual seasonal pay down to a maximum of $30,000 outstanding from $25,000 outstanding.

●	The Amendment institutes a seasonal overdraft, extending the collateral allowable under the borrowing base calculation to include limited amounts of other working capital and foreign cash.

Effective November 16, 2010, Johnson Outdoors Canada Inc. ("JO Canada") entered into a First Amendment (the "Canadian Amendment") to its Revolving Credit and Security Agreement dated as of November 4, 2009 (the "Canadian Revolving Credit Agreement") with PNC Bank Canada Branch, as lender, as administrative agent and collateral agent, and the other lenders named therein (collectively, the "Canadian Lenders").

The material changes to the Canadian Revolving Credit Agreement made by the Canadian Amendment are as follows:

●	The Canadian Amendment extends the debt agreement through November 2014.

●	The Canadian Amendment modifies the interest rate calculation by eliminating the minimum LIBOR floor requirement of 2.0% and resetting the applicable margin on the LIBOR-based debt to 2.75%.

●	The Canadian Amendment resets the interest rate calculation each quarter, beginning with the quarter ended March 31, 2011, by instituting an applicable margin based on JO Canada’s leverage ratio for the trailing twelve month period. The applicable margin ranges from 2.25% to 3.0%.