Form 10-Q
period 2010-12-31
JOHNSON OUTDOORS INC
filed 2011-02-04
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

As of January 31, 2011  8,506,100 shares of Class A and 1,216,464 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I   FINANCIAL INFORMATION
Item 1.     Financial Statements
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	December 31	January 1
(thousands, except per share data)	2010	2010
Net sales	$78,700	$70,460
Cost of sales	48,020	44,104
Gross profit	30,680	26,356
Operating expenses:
Marketing and selling	19,308	17,975
Administrative management, finance and information systems	9,091	8,921
Research and development	3,616	3,015
Total operating expenses	32,015	29,911
Operating loss	(1,335)	(3,555)
Interest income	(29)	(17)
Interest expense	853	1,174
Other income, net	(6)	(680)
Loss before income taxes	(2,153)	(4,032)
Income tax (benefit) expense	(916)	204
Net loss	$(1,237)	$(4,236)
Weighted average common shares - Basic:
Class A	8,038	7,970
Class B	1,216	1,216
Participating securities	357	197
Weighted average common shares - Dilutive	9,611	9,383
Net loss per common share - Basic and Dilutive:
Class A	$(0.13)	$(0.45)
Class B	$(0.13)	$(0.45)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31 2010	October 1 2010	January 1 2010
(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,041	$33,316	$25,687
Accounts receivable, net	60,792	46,928	55,754
Inventories	84,190	72,095	65,811
Deferred income taxes	1,673	1,844	2,226
Other current assets	5,522	5,945	7,994
Total current assets	185,218	160,128	157,472
Property, plant and equipment, net of accumulated depreciation of 90,442, 88,185, and 84,426, respectively	33,157	33,767	32,481
Deferred income taxes	4,138	3,320	4,775
Goodwill	13,794	13,729	14,093
Other intangible assets, net	5,482	5,720	6,388
Other assets	10,290	10,092	9,854
Total assets	$252,079	$226,756	$225,063
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$31,035	$7,544	$30,036
Current maturities of long-term debt	1,328	1,327	590
Accounts payable	30,036	24,103	19,773
Accrued liabilities:
Salaries, wages and benefits	11,073	14,481	9,231
Accrued warranty and returns	6,689	5,640	5,670
Income taxes payable	141	1,062	293
Other	11,697	12,858	11,888
Total current liabilities	91,999	67,015	77,481
Long-term debt, less current maturities	14,818	14,939	16,145
Deferred income taxes	678	601	1,813
Retirement benefits	8,362	8,522	9,122
Other liabilities	9,710	9,310	8,722
Total liabilities	125,567	100,387	113,283
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued and outstanding:	425	418	416
December 31, 2010, 8,506,100 October 1, 2010, 8,363,313 January 1, 2010, 8,318,310
Class B shares issued and outstanding: 1,216,464	61	61	61
Capital in excess of par value	60,164	59,779	58,698
Retained earnings	48,802	50,039	39,269
Accumulated other comprehensive income	17,061	16,073	13,368
Treasury stock at cost, shares of Class A common stock: 172, 172, and 6,071 respectively	(1)	(1)	(32)
Total shareholders' equity	126,512	126,369	111,780
Total liabilities and shareholders' equity	$252,079	$226,756	$225,063

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended
(thousands)	December 31 2010	January 1 2010

CASH USED FOR OPERATING ACTIVITIES
Net loss	$(1,237)	$(4,236)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,186	2,371
Amortization of intangible assets	175	107
Amortization of deferred financing costs	60	109
Impairment losses	-	114
Stock based compensation	223	143
Amortization of deferred loss on interest rate swap	278	469
Deferred income taxes	(586)	(312)
Change in operating assets and liabilities:
Accounts receivable, net	(14,016)	(12,385)
Inventories, net	(12,334)	(4,978)
Accounts payable and accrued liabilities	1,636	1,690
Other current assets	384	369
Other non-current assets	(117)	(463)
Other long-term liabilities	232	988
	(23,116)	(16,014)
CASH USED FOR INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,617)	(1,542)
	(1,617)	(1,542)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	23,482	15,110
Principal payments on senior notes and other long-term debt	(110)	(135)
Deferred financing costs paid to lenders	(133)	(149)
Common stock transactions	169	244
	23,408	15,070
Effect of foreign currency fluctuations on cash	1,050	278
Decrease in cash and cash equivalents	(275)	(2,208)
CASH AND CASH EQUIVALENTS
Beginning of period	33,316	27,895
End of period	$33,041	$25,687

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of December 31, 2010 and January 1, 2010 and the results of operations and cash flows for the three months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2010 which was filed with the Securities and Exchange Commission on December 9, 2010.

Because of seasonal and other factors, the results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the Company's full 2011 fiscal year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The increase in net accounts receivable to $60,792 as of December 31, 2010 from $46,928 as of October 1, 2010 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

Basic EPS

Basic net income or loss per share is computed by dividing net income or loss allocated to Class A common stock and Class B common stock by the weighted-average number of shares of Class A common stock and Class B common stock outstanding, respectively.  In periods with cumulative year to date net income and undistributed income, the undistributed income for each period is allocated to each class of common stock based on the proportionate share of the amount of cash dividends that each such class is entitled to receive.  In periods where there is a cumulative year to date net loss or no undistributed income because distributions through dividends exceed net income, Class B shares are treated as anti-dilutive and, therefore, net losses are allocated equally on a per share basis among all participating securities.

JOHNSON OUTDOORS INC.

For the three month periods ended December 31, 2010 and January 1, 2010, basic loss per share for Class A and Class B shares has been presented using the two class method as described above and is the same due to the cumulative net losses incurred in each period presented.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested restricted stock. The computation of diluted net income per share of Class A common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B common shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options and non-vested stock is excluded and diluted loss per share is equal to basic loss per share.

For the three month periods ended December 31, 2010 and January 1, 2010, the effect of stock options and non-vested stock is excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for the three months ended December 31, 2010 and January 1, 2010 because they would have been anti-dilutive totaled 81,370 and 146,954, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for the three months ended December 31, 2010 and January 1, 2010 because they would have been anti-dilutive totaled 357,934 and 197,599, respectively.

4         Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans allow for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options. At the March 2, 2010 Annual Shareholder Meeting, the Company's shareholders approved the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan (the “2010 Plan”) which provides for issuance of up to 1,000,000 shares of Class A common stock pursuant to the terms of the 2010 Plan.

Under the Company’s 2010 Plan and the 2003 Non-Employee Director Stock Ownership Plan there were 959,099 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at December 31, 2010.

Stock Options
All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three month periods ended December 31, 2010 and January 1, 2010.

JOHNSON OUTDOORS INC.

A summary of stock option activity related to the Company’s plans, including the 2010 Plan and the Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan (the “2000 Plan”) is shown below.  Although no future awards or grants can be made under the 2000 Plan, any outstanding awards made under the 2000 Plan remain outstanding in accordance with the terms of the 2000 Plan and the related grant agreements.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 1, 2010	113,704	$8.57	1.4	$551
Granted	-	-		-
Exercised	(30,000)	5.31		242
Cancelled	(2,334)	5.31		17
Outstanding and exercisable at December 31, 2010	81,370	$9.86	1.6	$295

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.52 as of December 31, 2010, which would have been received by the option holders had those option holders exercised their stock options as of that date.

Non-vested Stock
All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.

During the three month periods ended December 31, 2010 and January 1, 2010, the Company made grants of non-vested stock of 112,787 shares and 219,345 shares with a total value of $1,473 and $2,084, respectively. The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s shares traded.  Notwithstanding the adoption of the 2010 Plan, the outstanding awards of non-vested stock made under the 2000 Plan remain outstanding in accordance with the terms of the 2000 Plan and the related grant agreements.  However, no future awards or grants can be made under the 2000 Plan.

Stock compensation expense related to non-vested stock was $223 and $143 during the three month periods ended December 31, 2010 and January 1, 2010, respectively.

Non-vested stock issued and outstanding as of December 31, 2010 totaled 437,959 shares, having a gross unamortized value of $3,392, which will be amortized to expense through November 2015 or adjusted for changes in future estimated or actual forfeitures.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of non-vested shares by tendering a portion of the vested shares back to the Company.  No shares were tendered back to the Company during the three month periods ended December 31, 2010 and January 1, 2010.

JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the three months ended December 31, 2010 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 1, 2010	325,172	$10.99
Non-vested stock grants	112,787	$13.07
Non-vested stock at December 31, 2010	437,959	$11.53

Employees’ Stock Purchase Plan
The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan.  The Employees’ Stock Purchase Plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company did not issue any shares under the Employees’ Stock Purchase Plan and no expense was recognized during the three month periods ended December 31, 2010 or January 1, 2010.

5         Pension Plans

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three months ended December 31, 2010 and January 1, 2010, respectively, were as follows:

	Three Months Ended
	December 31 2010	January 1 2010
Components of net periodic benefit cost:
Service cost	$-	$-
Interest on projected benefit obligation	248	249
Less estimated return on plan assets	243	244
Amortization of unrecognized:
Net income	24	20
Prior service cost	-	-
Net amount recognized	$29	$25

6         Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2010 was 42.5%, compared to (5.1)%, in the corresponding period of the prior year. During the first quarter of fiscal year 2011, the Company recognized a tax benefit of $(916) on a loss before income tax of $(2,153). The three month quarter-over-quarter increase in the Company’s effective tax rate is primarily due to the recording of a tax benefit in the first three months of the current fiscal year attributable to a tax return election which allows the Company to recover alternative minimum taxes paid for certain prior tax years.  The recovery is recorded as a deferred tax asset at December 31, 2010, and will be reclassified to an income tax receivable when the appropriate tax return is filed.

During the three months ended December 31, 2010, the Company continued to maintain a valuation allowance in the U.S, Japan, Italy, Spain, and the United Kingdom. The Company would ordinarily recognize a tax benefit on operating losses in these jurisdictions; however, due to the recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets in these jurisdictions, the Company continues to adjust its valuation allowances resulting in effectively no recorded tax benefit.

JOHNSON OUTDOORS INC.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

Balance at October 2, 2009	$1,290
Gross increases - tax positions in current period	205
Lapse of statute of limitations	(240)
Balance at October 1, 2010	1,255
Gross increases - tax positions in prior period	135
Gross increases - tax positions in current period	55
Settlements	(303)
Lapse of statute of limitations	-
Balance at December 31, 2010	$1,142

As of December 31, 2010 the Company’s total gross liability for unrecognized tax benefits was $1,142, including $229 of accrued interest. There was a net decrease in unrecognized tax benefits of ($168) during the first quarter of fiscal 2011 due to the Company’s German tax audit settlement. The Company believes that its unrecognized tax benefits will not change significantly within the next twelve months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest of ($27) and $21 was recorded as a component of income tax expense in the condensed consolidated statements of operations for the three months ended December 31, 2010 and January 1, 2010, respectively.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  The Company has completed an audit from the German tax authorities for the tax years 2005 through 2008.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2007-2010
Canada	2004-2010
France	2006-2010
Germany	2009-2010
Italy	2004-2010
Japan	2007-2010
Switzerland	1999-2010

JOHNSON OUTDOORS INC.
7         Inventories

Inventories at the end of the respective periods consist of the following:

	December 31	October 1	January 1
	2010	2010	2010
Raw materials	$29,712	$27,777	$19,281
Work in process	1,817	2,341	2,168
Finished goods	52,661	41,977	44,362
	$84,190	$72,095	$65,811

8          Goodwill

The changes in goodwill during the three months ended December 31, 2010 and January 1, 2010, respectively, are as follows:

	December 31	January 1
	2010	2010
Balance at beginning of period	$13,729	$14,659
Tax adjustments related to purchase price allocation	-	(543)
Amount attributable to movements in foreign currency	65	(23)
Balance at end of period	$13,794	$14,093

During the three month period ended January 1, 2010, the Company identified an error in purchase accounting related to the Company’s Techsonic Industries acquisition after the allocation period had ended.  The Company identified realizable deferred tax assets of $543 that were present at the date of acquisition but were not included in the purchase price accounting.  The Company increased long term deferred tax assets by $543 and reduced goodwill by a like amount during the three months ended January 1, 2010 as the amount was not material to the year to date or prior periods.

9         Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the three months ended December 31, 2010 and January 1, 2010, respectively.

	December 31 2010	January 1 2010
Balance at beginning of period	$4,589	$4,196
Expense accruals for warranties issued during the period	1,286	630
Less current period warranty claims paid	680	568
Balance at end of period	$5,195	$4,258

10      Comprehensive Income (Loss)

Comprehensive loss consists of net loss and changes in shareholders’ equity from non-owner sources. For the three month periods ended December 31, 2010 and January 1, 2010, the difference between net loss and comprehensive loss consisted primarily of cumulative foreign currency translation adjustments and amortization of the effective portion of an interest rate swap that had been designated as a cash flow hedge.  The weakening of the U.S. dollar versus worldwide currencies created the Company's currency translation gains for the three months ended December 31, 2010.  The U.S. dollar strengthened against worldwide currencies resulting in currency translation losses for the three month period ended January 1, 2010.

JOHNSON OUTDOORS INC.

The income on the cash flow hedge in the three month periods ended December 31, 2010 and January 1, 2010 were the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 13 – Derivative Instruments and Hedging Activities”).

Comprehensive income (loss) for the respective periods consisted of the following:

	Three Months Ended
	December 31	January 1
	2010	2010
Net loss	$(1,237)	$(4,236)
Currency translation gain (loss)	710	(661)
Income from cash flow hedge	278	469
Comprehensive loss	$(249)	$(4,428)

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made claims with its insurance carriers to recover the $4,400 settlement, plus litigation costs (approximately $1,100). This matter is presently the subject of litigation in the U.S. District Court for the Eastern District of Wisconsin. The Company is unable to estimate the outcome of the claim with its insurance carriers, including the amount of the insurance recovery at this time and, accordingly, has not recorded a receivable for this matter.

12       Indebtedness

Debt is comprised of the following at December 31, 2010, October 1, 2010, and January 1, 2010:

	December 31 2010	October 1 2010	January 1 2010
2009 Term Loans	$15,395	$15,474	$15,827
Revolvers	31,035	7,544	30,036
Other	751	792	908
Total debt	47,181	23,810	46,771
Less current portion	32,363	8,871	30,626
Total long-term debt	$14,818	$14,939	$16,145

JOHNSON OUTDOORS INC.

2009 Term Loans
The Company’s 2009 Term Loans (each a “term loan” and collectively, the“term loans”) have maturity dates ranging from 15 to 25 years from the September 29, 2009 effective date of the underlying agreements.  Each term loan requires monthly payments of principal and interest. Interest on $8,967 of the aggregate outstanding amount of the 2009 term loans is based on the prime rate plus 2.0%, and the remainder is based on the prime rate plus 2.75%.  The prime rate was 3.25% at December 31, 2010.

Certain of the term loans covering $8,967 of the aggregate borrowings are subject to a pre-payment penalty.  In the second year of the 2009 term loan agreements, the penalty is 9% of the pre-payment amount, with the penalty decreasing by 1% annually thereafter.

Revolvers
On November 16, 2010, the Company and certain of its subsidiaries entered into amendments to its Revolving Credit Agreements (or “Revolvers”).  The amended terms of the Revolvers, maturing in November 2014, provide for funding of up to $75,000, with the option for an additional $25,000 in maximum seasonal financing availability subject to the approval of the lenders. Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50,000 from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $30,000 for 60 consecutive days.  The amendments to the Revolvers reset the interest rate calculation each quarter, beginning with the quarter ended March 31, 2011, by instituting an applicable margin based on the Company’s leverage ratio for the trailing twelve month period.  The applicable margin ranges from 2.25% to 3.0%.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at December 31, 2010, based primarily on LIBOR plus 2.75%, was approximately 3%.

The Company’s remaining borrowing availability under the Revolvers was approximately $23,000 at December 31, 2010.

Under the terms of the Revolvers, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions or divestitures above certain amounts.  The key financial covenants include a minimum fixed charge coverage ratio, limits on minimum net worth and EBITDA, a limit on capital expenditures, and a seasonal pay-down requirement.

During the quarter ended December 31, 2010, the Company incurred $133 of financing fees in conjunction with the amendments to the Revolvers, which were capitalized and added to the previously capitalized financing fees, all of which will be amortized over the remaining term of the amended Revolvers.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 31, 2010.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance which totaled $2,568 at December 31, 2010.

The Company has no unsecured lines of credit as of December 31, 2010.

JOHNSON OUTDOORS INC.

Aggregate scheduled maturities of long-term debt as of December 31, 2010, for the remainder of fiscal 2011 and subsequent fiscal years, were as follows:

Fiscal Year
2011	$1,207
2012	668
2013	703
2014	697
2015	555
Thereafter	12,316
Total	$16,146

Interest paid was $355 and $278 for the three month periods ended December 31, 2010 and January 1, 2010, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of December 31, 2010 and January 1, 2010 was approximately $14,818 and $16,266, respectively.

13      Derivative Instruments and Hedging Activities

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 26% of the Company’s revenues for the three month period ended December 31, 2010 were denominated in currencies other than the U.S. dollar. Approximately 15% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company mitigates a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments for purchases of inventory and other assets denominated in foreign currencies.

As of December 31, 2010, the Company held foreign currency forward contracts with notional values of 5,400 Swiss francs and 5,335 U.S. dollars.  See Note 14 for information regarding the fair value and financial statement presentation of these derivatives.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s objective in holding interest rate swap contracts is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt.

JOHNSON OUTDOORS INC.

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

The Company has historically entered into interest rate swap contracts from time to time.  The Company’s then effective interest rate swap contract became ineffective as a hedging instrument on January 2, 2009 and the Company paid $6,151 in 2009 to modify and ultimately terminate its interest rate swap contract.  The Company held no interest rate swap contracts in fiscal 2010 and as of December 31, 2010, the Company was unhedged with respect to interest rate risk on its floating rate debt.

Prior to becoming ineffective, the effective portion of the Company’s interest rate swap contract was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective on January 2, 2009, $5,937 of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the swap were recorded directly to interest expense in the statement of operations. The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction, which required interest payments through 2012.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that approximately $924 of the $1,638 remaining in AOCI at December 31, 2010 will be amortized into interest expense over the next 12 months.

The following discloses the location of loss reclassified from AOCI into net loss related to derivative instruments during the three month periods ended December 31, 2010 and January 1, 2010, respectively:

Loss reclassified from AOCI into:	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
Interest expense	$278	$469

JOHNSON OUTDOORS INC.

The following discloses the location and amount of income or (loss) recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the three month periods ended December 31, 2010 and January 1, 2010, respectively:

Derivatives not designated as hedging instruments	Location of loss recognized in statement of operations	Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
Foreign exchange forward contracts	Other income (expense)	$505	$(146)

14       Fair Value Measurements

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

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets or liabilities.

●	Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at December 31, 2010, October 1, 2010 and January 1, 2010 due to the short maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$5,693	$-	$-	$5,693
Foreign currency forward contracts	$-	$492	$-	$492

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

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of January 1, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$4,877	$-	$-	$4,877
Foreign currency forward contracts	$-	$73	$-	$73

Liabilities:
Foreign currency forward contracts	$-	$219	$-	$219

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The mark-to-market adjustments are recorded in “Other expense (net)”.

The fair value of the foreign exchange forward contract reported above was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract.  All foreign currency forward contracts held by the Company as of December 31, 2010 mature within twelve months.  The mark-to-market adjustments are recorded in “Other expense (net)”.

JOHNSON OUTDOORS INC.

The following table summarizes the amount of total income or loss in the periods noted below attributable to the changes in fair value of the instruments noted above:

		Three Months Ended December 31, 2010	Three Months Ended January 1, 2010
	Location of income (loss) recognized in statement of operations	Amount of income (loss) recognized	Amount of income (loss) recognized

Rabbi trust assets	Other (income) expense	$397	$374
Foreign currency forward contracts	Other (income) expense	$505	$(146)

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

15       Segments of Business

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three month periods ended December 31, 2010 and January 1, 2010.

Net sales and operating profit include both sales to customers, as reported in the Company's Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended
	December 31 2010	January 1 2010	October 1 2010
Net sales:
Marine electronics
Unaffiliated customers	$42,910	$33,075
Interunit transfers	35	20
Outdoor equipment
Unaffiliated customers	10,448	8,749
Interunit transfers	8	13
Watercraft
Unaffiliated customers	6,126	10,255
Interunit transfers	9	14
Diving
Unaffiliated customers	19,162	18,332
Interunit transfers	190	163
Other/Corporate	54	49
Eliminations	(242)	(210)
	$78,700	$70,460
Operating profit (loss):
Marine electronics	$378	$(493)
Outdoor equipment	1,501	730
Watercraft	(1,743)	(1,145)
Diving	1,151	(84)
Other/Corporate	(2,622)	(2,563)
	$(1,335)	$(3,555)
Total assets (end of period):
Marine electronics	$106,456	$91,588	$85,164
Outdoor equipment	21,317	17,491	23,192
Watercraft	38,315	33,733	34,161
Diving	70,268	67,985	70,388
Other/Corporate	15,464	13,610	13,592
Assets held for sale	259	656	259
	$252,079	$225,063	$226,756

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three month periods ended December 31, 2010 and January 1, 2010. All monetary amounts, other than share and per share amounts, are stated in millions.

Our MD&A is presented in the following sections:

●	Forward Looking Statements
●	Trademarks
●	Overview
●	Results of Operations
●	Liquidity and Financial Condition
●	Obligations and Off Balance Sheet Arrangements
●	Market Risk Management
●	Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010 which was filed with the Securities and Exchange Commission on December 9, 2010.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 9, 2010 and the following:  changes in discretionary consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation and on cost-cutting and revenue enhancement initiatives; actions of and disputes with companies and companies that compete with the Company; the Company’s success in managing working capital and its on-going cost-structure reduction efforts; the Company’s success in meeting financial covenants; the risk that the Company’s lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment the lenders would be willing to provide; the risk of future writedowns of goodwill or other intangible assets; movements in foreign currencies or interest rates; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the Company’s success in restructuring certain of its operations; the Company’s success in implementing targeted sales growth initiatives; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

JOHNSON OUTDOORS INC.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Fishin' Buddy®, Silva®, Eureka!®, Tech4O™, Geonav®, Old Town®, Ocean Kayak™, Necky®,  Extrasport®, Carlisle®, Scubapro®, UWATEC®, and SUBGEAR® .

Overview

The Company is a leading global manufacturer and marketer of branded seasonal outdoor recreation products used primarily for fishing, diving, paddling and camping.  The Company’s portfolio of well known consumer brands has attained leading market positions due to continuous innovation, marketing excellence, product performance and quality.  The Company’s values and culture support innovation in all areas, promoting and leveraging best practices and synergies within and across its subsidiaries to advance the Company’s strategic vision set by executive management and approved by the Board of Directors.  The Company is controlled by Helen P. Johnson-Leipold, Chairman and Chief Executive Officer, members of her family and related entities.

Highlights

The Company experienced an 11.7% increase in net sales for the quarter ended December 31, 2010 over the same period in the prior year and a $2.1 million improvement in operating loss over the prior year quarter.  The Company was also able to amend its revolving credit agreement effective November 16, 2010 and anticipates that the amendments will reduce its fiscal year 2011 interest costs by more than 15% over their levels in fiscal year 2010.

Key changes in the current quarter included:

■	Marine Electronics net sales increased 29.8% from the prior year quarter due to growth in the Minn Kota®, Cannon®, and Humminbird® brands across key distribution channels in both the domestic and international boat markets.
■	Outdoor Equipment net sales were up 19.3% from the prior year quarter driven by double-digit growth in the consumer and military segments.
■	Watercraft net sales decreased 40.3% versus the prior year quarter due to declines in all markets and the implementation of a new go-to-market strategy.

Gross profit margins were 39.0% for the quarter ended December 31, 2010, compared to 37.4% in the prior year quarter.  The increase in the gross profit margin was due primarily to improved overhead absorption, cost savings and a more favorable product mix.

Operating expenses for the quarter ended December 31, 2010 were up $2.1 million from the prior year quarter due primarily to increases in variable costs associated with higher sales and increased research and development spending.

Seasonality

The Company’s business is seasonal in nature. Quarterly sales are typically lowest during the first quarter of the fiscal year as the Company ramps up production in preparation for the primary selling season for its outdoor recreational products.  The table below sets forth a historical view of the Company’s seasonality during the last two fiscal years.

JOHNSON OUTDOORS INC.

	Year Ended
	October 1, 2010		October 2, 2009
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit
December	18%	-24%	20%	-1918%
March	30%	55%	30%	2127%
June	32%	92%	32%	3888%
September	20%	-23%	18%	-3997%
	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below are summarized as follows:

	Three Months Ended
	December 31	January 1
(millions)	2010	2010
Net sales:
Marine Electronics	$42.9	$33.1
Outdoor Equipment	10.5	8.8
Watercraft	6.1	10.3
Diving	19.4	18.5
Other/eliminations	(0.2)	(0.2)
Total	$78.7	$70.5
Operating profit (loss):
Marine Electronics	$0.4	$(0.5)
Outdoor Equipment	1.5	0.7
Watercraft	(1.7)	(1.1)
Diving	1.1	(0.1)
Other/eliminations	(2.6)	(2.6)
Total	$(1.3)	$(3.6)

See “Note 15 – Segments of Business” of the notes to the condensed consolidated financial statements for the definition of segment net sales and operating profit.

JOHNSON OUTDOORS INC.

Net Sales

Net sales on a consolidated basis for the three months ended December 31, 2010 were $78.7 million, an increase of $8.2 million compared to $70.5 million for the three months ended January 1, 2010. Currency translation had an unfavorable $0.3 million impact on consolidated net sales during the current quarter.

Net sales for the three months ended December 31, 2010 for the Marine Electronics business were $42.9 million, up $9.8 million or 29.8% from $33.1 million in the prior year quarter. Growth was seen in the Humminbird®, Minn Kota® and Cannon® brands in all distribution channels versus the prior year quarter.

Net sales for the Outdoor Equipment business were $10.5 million for the current quarter, an increase of $1.7 million or 19.3% from the prior year quarter net sales of $8.8 million primarily as a result of increases in sales in the military and consumer tent businesses.

Net sales for the Watercraft business were $6.1 million, a decrease of $4.1 million or 40.3%, compared to $10.3 million in the prior year quarter due to declines in all market segments and the implementation of a new go-to-market strategy which customizes brand and product mix for specific channels as opposed to providing a full portfolio offering across every channel.

Net sales for the Diving business were $19.4 million this quarter versus $18.5 million in the prior year quarter, an increase of $0.9 million or 4.6% primarily due to continued recovery in key markets.  Currency translation had a $0.5 million unfavorable impact on net sales in the current quarter.

Gross Profit Margin

Gross profit as a percentage of net sales was 39.0% on a consolidated basis for the three month period ended December 31, 2010 compared to 37.4% in the prior year quarter. The increase in gross profit margin was primarily due to improved overhead absorption, favorable product mix and cost savings efforts during the current period.

Operating Expenses

Operating expenses were $32.0 million for the quarter ended December 31, 2010, an increase of $2.1 million over the prior year quarter amount of $29.9 million.  Primary factors driving the increase in operating expenses were an additional $1.2 million of variable costs incurred in the current year quarter associated with higher sales and a $0.6 million increase in research and development spending.

Operating Loss

Operating loss on a consolidated basis for the three months ended December 31, 2010 was $1.3 million compared to $3.6 million in the prior year quarter, an improvement of $2.2 million.  The improvement in the Company’s operating loss was due mainly to increased sales and cost reduction efforts as well as the other factors impacting gross profit and operating expenses discussed above.

Interest and Other Income and Expense

Interest expense totaled $0.9 million for the three months ended December 31, 2010, compared to $1.2 million in the corresponding period of the prior year.  Reduced amortization of deferred losses on interest rate swaps resulted in approximately $0.2 million of the decrease in interest expense year over year.  The remaining $0.1 million decrease was due to reduced interest rates on outstanding debt as a result of the amendment to the Company’s revolving credit agreement.   See “Note 12 – Indebtedness” to the Company’s condensed consolidated financial statements for further discussion.

Interest income for each of the three month periods ended December 31, 2010 and January 1, 2010 was less than $0.1 million.

JOHNSON OUTDOORS INC.

Included in other income/expense were $0.5 million of market gains and income on the assets related to the Company’s non-qualified deferred compensation plan for the three months ended December 31, 2010 and $0.4 million of market gains and income for the three month period ended January 1, 2010.  Foreign currency exchange losses included in other income/expense were $0.5 million for the three month period ended December 31, 2010.  For the three month period ended January 1, 2010, other income/expense included gains on foreign currency exchange of $0.2 million.  The Company expanded its use of foreign currency forward contracts during the three month period ended December 31, 2010 to reduce the economic effect of increasing volatility in foreign currency exchange rates on the Company’s operations.  See “Note 13 – Derivative Instruments and Hedging Activities” of the notes to the Company’s condensed consolidated financial statements for further discussion.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The Company’s effective tax rate for the three month period ended December 31, 2010 was 42.5% compared to (5.1%) in the corresponding period of the prior year.  Significant items contributing to changes in the effective rate versus the prior year period primarily relate to a tax benefit recognized in the first three months attributable to a tax return election which allows the Company to recover alternative minimum taxes paid for certain prior tax years.  The recovery is recorded as a deferred tax asset at December 31, 2010, and will be reclassified to an income tax receivable when the appropriate tax return is filed.

As a result of operating losses and economic uncertainty, the Company had a cumulative valuation allowance balance of $39.0 million as of December 31, 2010 with respect to deferred tax assets in the U.S. and certain foreign tax jurisdictions.  The Company is required to evaluate the appropriateness of these valuation allowances and may reverse some or all of these valuation allowances in future reporting periods if, based on the Company’s actual results and forecasts, future business prospects appear likely that recent improvements will continue, thus enabling the Company to realize its deferred tax assets.

Net Loss

Net loss for the three months ended December 31, 2010 was $1.2 million, or $0.13 per diluted common class A and B share, compared to net loss of $4.2 million, or $0.45 per diluted common class A and B share for the corresponding period of the prior year.

Liquidity and Financial Condition

Debt, net of cash balances, was $14.1 million as of December 31, 2010 compared to $21.1 million as of January 1, 2010.  The Company's debt to total capitalization ratio was 27% as of December 31, 2010 down from 29% as of January 1, 2010. The Company’s total debt balance was $47.2 million as of December 31, 2010 compared to $46.8 million as of January 1, 2010.  See “Note 12 – Indebtedness” in the notes to the Company’s condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $60.8 million as of December 31, 2010, an increase of $5.0 million compared to $55.8 million as of January 1, 2010. The increase year over year was primarily due to the 11.7% increase in net sales in the current period over the prior year quarter.

Inventories, net of inventory reserves, were $84.2 million as of December 31, 2010, an increase of $18.4 million compared to $65.8 million as of December 31, 2010.  The increase in the Company’s net inventory balances was primarily due to higher production volume in the current year.

Accounts payable of $30.0 million at December 31, 2010 were $10.2 million higher than at the end of the prior year first quarter. The increase year over year was largely due to increased production volume in the current year.

JOHNSON OUTDOORS INC.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s condensed consolidated statements of cash flows, is summarized in the following table:

	Three Months Ended
	December 31	January 1
	2010	2010
Cash (used for) provided by:
Operating activities	$(23.1)	$(16.1)
Investing activities	(1.6)	(1.5)
Financing activities	23.4	15.1
Effect of exchange rate changes on cash and cash equivalents	1.0	0.3
Decrease in cash and cash equivalents	$(0.3)	$(2.2)

Operating Activities

Cash flows used for operations totaled $23.1 million for the three months ended December 31, 2010 compared with $16.1 million used for operations during the corresponding period of the prior fiscal year.

The increase in accounts receivable for the three months ended December 31, 2010 totaled $14.0 million, compared with $12.4 million in the prior fiscal year period. The larger increase in the current period was primarily due to higher sales volume in the first quarter of the current year versus the prior year.  Cash flows used by inventories totaled $12.3 million for the three months ended December 31, 2010 compared to a $5.0 million use of cash in the prior year period. The Company’s business segments, especially Marine Electronics, increased inventory levels in the current year to meet the increased level of demand.  Cash flows provided by accounts payable and accrued liabilities were $1.6 million for the three months ended December 31, 2010 versus $1.7 million in the corresponding period of the prior year.

Amortization of deferred financing costs, depreciation and other amortization charges were $2.4 million for the three month period ended December 31, 2010 compared to $2.6 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $1.6 million for the three months ended December 31, 2010 and $1.5 million for the corresponding period of the prior year.  Cash usage in both the current and the prior year periods related entirely to capital expenditures.  The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2011 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows provided by financing activities totaled $23.4 million and $15.1 million for the three month periods ended December 31, 2010 and January 1, 2010, respectively. The Company made principal payments on senior notes and other long-term debt of $0.1 million during both the three month periods ended December 31, 2010 and January 1, 2010, respectively.

The Company had outstanding borrowings of $31.0 million on revolving credit facilities and current maturities of its long-term debt of $1.3 million as of December 31, 2010.  As of January 1, 2010, the Company had $30.0 million outstanding on revolving credit facilities and current maturities of long-term debt of $0.6 million.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $14.8 million and $16.1 million as of December 31, 2010 and January 1, 2010, respectively.

The Company’s 2009 term loans have maturity dates ranging from 15 to 25 years from the September 29, 2009 effective date of the agreements.  Each term loan requires monthly payments of principal and interest. Interest on $9.0 million of the aggregate outstanding amount of the 2009 term loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at December 31, 2010.

JOHNSON OUTDOORS INC.

Certain of the term loans covering $9.0 million of the aggregate borrowings are subject to a pre-payment penalty.  In the second year of the 2009 term loan agreements, the penalty is 9% of the pre-payment amount, which penalty decreases by 1% annually thereafter.

On November 16, 2010, the Company and certain of its subsidiaries entered into amendments to its Revolving Credit Agreements (or “Revolvers”).  The amended terms of the Revolvers, maturing in November 2014, provide for funding of up to $75 million, with the option for an additional $25 million in maximum seasonal financing availability subject to the approval of the lenders. Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50 million from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $30 million for 60 consecutive days.  The amendments to the Revolvers reset the interest rate calculation each quarter, beginning with the quarter ended March 31, 2011, by instituting an applicable margin based on the Company’s leverage ratio for the trailing twelve month period.  The applicable margin ranges from 2.25% to 3.0%.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at December 31, 2010, based primarily on LIBOR plus 2.75%, was approximately 3%.

The Company’s remaining borrowing availability under the Revolvers was approximately $23 million at December 31, 2010.

Under the terms of the Revolvers, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions or divestitures above certain amounts.  The key financial covenants include a minimum fixed charge coverage ratio, limits on minimum net worth and EBITDA, a limit on capital expenditures, and a seasonal pay-down requirement.

Off Balance Sheet Arrangements

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding at December 31, 2010 were $2.6 million compared to $0.3 million on January 1, 2010 as the Company had collateralized $2.2 million of its potential future workers compensation claims with cash at the end of fiscal 2009 in order to facilitate the closing of its debt agreements on September 29, 2009.

The Company anticipates making contributions to its defined benefit pension plans of $0.4 million through September 30, 2011.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 1, 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended December 31, 2010.

JOHNSON OUTDOORS INC.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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
Signatures Dated: February 4, 2011
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ David W. Johnson
David W. Johnson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

JOHNSON OUTDOORS INC.

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number		Description
10.1
First Amendment to Revolving Credit and Security Agreement, made as of November 16, 2010, among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors, Inc.,  PNC Bank National Association as lender, as administrative agent and collateral agent, and the other lenders named therein (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2010 and incorporated herein by reference).

10.2
First Amendment to Canadian Revolving Credit and Security Agreement, made as of November 16, 2010, among Johnson Outdoors Canada Inc., PNC Bank Canada Branch as lender, as administrative agent and collateral agent, and the other lenders named therein (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2010 and incorporated herein by reference).

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