Form 10-Q
period 2011-04-01
JOHNSON OUTDOORS INC
filed 2011-05-06
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

As of April 28, 2011, 8,516,404 shares of Class A and 1,216,464 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I     FINANCIAL INFORMATION
Item 1.     Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	April 1	April 2	April 1	April 2
(thousands, except per share data)	2011	2010	2011	2010
Net sales	$128,864	$112,897	$207,564	$183,357
Cost of sales	75,931	67,511	123,951	111,615
Gross profit	52,933	45,386	83,613	71,742
Operating expenses:
Marketing and selling	27,500	24,899	46,808	42,874
Administrative management, finance and information systems	10,485	9,195	19,576	18,116
Research and development	3,524	3,238	7,140	6,253
Total operating expenses	41,509	37,332	73,524	67,243
Operating profit	11,424	8,054	10,089	4,499
Interest income	(18)	(3)	(47)	(20)
Interest expense	1,011	1,447	1,864	2,621
Other expense (income), net	343	209	337	(471)
Income before income taxes	10,088	6,401	7,935	2,369
Income tax expense	1,602	218	686	422
Net income	$8,486	$6,183	$7,249	$1,947
Weighted average common shares - Basic:
Class A	8,044	8,005	8,041	7,987
Class B	1,216	1,216	1,216	1,216
Participating securities	433	325	395	261
Dilutive stock options	29	41	36	41
Weighted average common shares - Dilutive	9,289	9,262	9,293	9,244
Net income per common share - Basic:
Class A	$0.89	$0.66	$0.76	$0.21
Class B	$0.80	$0.59	$0.69	$0.19
Net income per common Class A and B share - Diluted:	$0.87	$0.64	$0.75	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1 2011	October 1 2010	April 2 2010
(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,580	$33,316	$20,623
Accounts receivable, net	112,902	46,928	104,747
Inventories	84,754	72,095	69,055
Deferred income taxes	1,601	1,844	2,353
Other current assets	4,541	5,945	5,170
Total current assets	232,378	160,128	201,948
Property, plant and equipment, net of accumulated depreciation of $93,384, $88,185, and $84,202, respectively	33,029	33,767	32,475
Deferred income taxes	3,829	3,320	5,532
Goodwill	13,919	13,729	13,506
Other intangible assets, net	5,558	5,720	6,090
Other assets	10,699	10,092	9,943
Total assets	$299,412	$226,756	$269,494
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$56,498	$7,544	$57,413
Current maturities of long-term debt	1,333	1,327	604
Accounts payable	32,473	24,103	26,867
Accrued liabilities:
Salaries, wages and benefits	11,328	14,481	9,734
Accrued warranty	6,122	4,589	4,806
Income taxes payable	1,362	1,062	765
Other	18,209	13,909	17,301
Total current liabilities	127,325	67,015	117,490
Long-term debt, less current maturities	14,609	14,939	15,961
Deferred income taxes	719	601	1,930
Retirement benefits	7,987	8,522	8,924
Other liabilities	9,770	9,310	8,935
Total liabilities	160,410	100,387	153,240
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued and outstanding:	426	418	417
April 1, 2011, 8,516,404 October 1, 2010, 8,363,313 April 2, 2010, 8,349,081
Class B shares issued and outstanding: 1,216,464	61	61	61
Capital in excess of par value	60,694	59,779	59,149
Retained earnings	57,288	50,039	45,457
Accumulated other comprehensive income	20,534	16,073	11,171
Treasury stock at cost, shares of Class A common stock: 172	(1)	(1)	(1)
Total shareholders' equity	139,002	126,369	116,254
Total liabilities and shareholders' equity	$299,412	$226,756	$269,494

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
(thousands)	April 1 2011	April 2 2010

CASH USED FOR OPERATING ACTIVITIES
Net income	$7,249	$1,947
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	4,405	4,530
Amortization of intangible assets	373	243
Amortization of deferred financing costs	138	211
Impairment losses	-	114
Stock based compensation	720	496
Amortization of deferred loss on interest rate swap	612	923
Deferred income taxes	(58)	(1,270)
Change in operating assets and liabilities:
Accounts receivable, net	(65,064)	(62,184)
Inventories, net	(11,705)	(9,302)
Accounts payable and accrued liabilities	10,877	14,920
Other current assets	1,513	2,379
Other non-current assets	(606)	(584)
Other long-term liabilities	(169)	1,141
Other, net	20	55
	(51,695)	(46,381)
CASH USED FOR INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,752)	(3,971)
Proceeds from sales of property, plant and equipment	-	634
	(3,752)	(3,337)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	48,930	42,357
Principal payments on senior notes and other long-term debt	(323)	(280)
Deferred financing costs paid to lenders	(133)	(173)
Common stock transactions	203	324
	48,677	42,228
Effect of foreign currency fluctuations on cash	2,034	218
Decrease in cash and cash equivalents	(4,736)	(7,272)
CASH AND CASH EQUIVALENTS
Beginning of period	33,316	27,895
End of period	$28,580	$20,623

 The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of April 1, 2011 and April 2, 2010, the results of operations for the three and six months then ended and cash flows for the six months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2010 which was filed with the Securities and Exchange Commission on December 9, 2010.

Certain prior year and fiscal year end amounts have been reclassified to conform to the April 1, 2011 presentation.  These reclassifications were made in order to singularly present accrued warranties in the condensed consolidated balance sheets.

Because of seasonal and other factors, the results of operations for the three and six months ended April 1, 2011 are not necessarily indicative of the results to be expected for the Company's full 2011 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $3,122, $2,988 and $2,710 for the periods ended April 1, 2011, October 1, 2010 and April 2, 2010, respectively. The increase in net accounts receivable to $112,902 as of April 1, 2011 from $46,928 as of October 1, 2010 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

JOHNSON OUTDOORS INC.

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

For the three and six month periods ended April 1, 2011 and April 2, 2010, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and non-vested restricted stock. Anti-dilutive stock options and non-vested stock are excluded from the calculation of diluted EPS.  The computation of diluted net income per share of Class A common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B common shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options and non-vested stock is excluded and diluted loss per share is equal to basic loss per share.

For the three and six month periods ended April 1, 2011 and April 2, 2010 diluted net income per share reflects the effect of dilutive stock options and assumes the conversion of Class B common stock into Class A common stock.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 15,066 and 15,066 for the three months ended April 1, 2011 and April 2, 2010, respectively, and 15,066 and 23,366 for the six months ended April 1, 2011 and April 2, 2010, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 433,493 and 325,172 for the three months ended April 1, 2011 and April 2, 2010, respectively, and 395,446 and 261,386 for the six months ended April 1, 2011 and April 2, 2010, respectively.

4           Stock-Based Compensation and Stock Ownership Plans

The Company’s current stock ownership plans allow for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of stock options. At the March 2, 2010 Annual Shareholder Meeting, the Company's shareholders approved the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan (the “2010 Plan”) which provides for issuance of up to 1,000,000 shares of Class A common stock pursuant to the terms of the 2010 Plan.

Under the Company’s 2010 Plan and the 2003 Non-Employee Director Stock Ownership Plan there were 949,329 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors as awards under these plans at April 1, 2011.

Stock Options
All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

JOHNSON OUTDOORS INC.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three and six month periods ended April 1, 2011.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 1, 2010	113,704	$8.57	1.4	$551
Granted	-	-		-
Exercised	(35,000)	5.52		285
Cancelled	(4,334)	6.28		38
Outstanding and exercisable at April 1, 2011	74,370	$10.14	1.5	$415

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.87 as of April 1, 2011, which would have been received by the option holders had those option holders exercised their stock options as of that date.

Non-vested Stock
All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.

During the three month periods ended April 1, 2011 and April 2, 2010, the Company made grants of non-vested stock of 9,770 shares and 11,305 shares with a total value of $150 and $125, respectively. Grants of non-vested stock were 122,557 shares and 230,650 shares with a total value of $1,624 and $2,209 for the six month periods ended April 1, 2011 and April 2, 2010, respectively. The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s shares traded.  Notwithstanding the adoption of the 2010 Plan, the outstanding awards of non-vested stock made under the 2000 Plan remain outstanding in accordance with the terms of the 2000 Plan and the related grant agreements.  However, no future awards or grants can be made under the 2000 Plan.

Stock compensation expense related to non-vested stock was $497 and $353 during the three month periods ended April 1, 2011 and April 2, 2010, respectively, and $720 and $496 for the six month periods ended April 1, 2011 and April 2, 2010, respectively.

Non-vested stock issued and outstanding as of April 1, 2011 totaled 433,493 shares, having a gross unamortized value of $3,009, which will be amortized to expense through November 2015 or adjusted for changes in future estimated or actual forfeitures.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of non-vested shares by tendering a portion of the vested shares back to the Company. No shares were tendered back to the Company during the three and six month periods ended April 1, 2011 and April 2, 2010.

JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the six months ended April 1, 2011 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 1, 2010	325,172	$10.99
Non-vested stock grants	122,557	$13.25
Non-vested stock cancelled	(4,466)	$9.12
Restricted stock vested	(9,770)	$15.35
Non-vested stock at April 1, 2011	433,493	$11.55

Employees’ Stock Purchase Plan
The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan.  The Employees’ Stock Purchase Plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company did not issue any shares under the Employees’ Stock Purchase Plan and no expense was recognized in connection with such plan during the three and six month periods ended April 1, 2011 or April 2, 2010.

5         Pension Plans

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six months ended April 1, 2011 and April 2, 2010, respectively, were as follows:

	Three Months Ended		Six Months Ended
	April 1 2011	April 2 2010	April 1 2011	April 2 2010
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	248	249	496	498
Less estimated return on plan assets	212	244	455	488
Amortization of unrecognized:
Net income	23	20	47	40
Prior service cost	-	-	-	-
Net amount recognized	$59	$25	$88	$50

6         Income Taxes

The Company’s effective tax rate for the three months ended April 1, 2011 was 15.9% compared to 3.4% in the corresponding period of the prior year. During the second quarter of fiscal year 2011, the Company recognized a tax expense of $1,602 on income before income tax of $10,088. The three month quarter-over-quarter increase in the Company’s effective tax rate was primarily due to local jurisdictions tax expense.

For the six months ended April 1, 2011 and April 2, 2010, the Company’s effective income tax rate attributable to earnings before income taxes was 8.7% and 17.8%, respectively.  During the six months ended April 1, 2011, the Company recorded a decrease in the valuation allowance of $3,210 predominantly against the United States net deferred tax assets resulting in zero U.S. federal tax expense for businesses in the U.S.  During the six months ended April 1, 2011, the Company continued to maintain a valuation allowance in the U.S, Japan, Italy, Spain, and the United Kingdom. The Company would ordinarily recognize a tax expense/benefit on operating income/loss in these jurisdictions; however, due to the recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets in these jurisdictions, the Company continues to adjust its valuation allowances resulting in effectively no recorded federal tax expense or benefit in these jurisdictions.

JOHNSON OUTDOORS INC.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

Balance at October 2, 2009	$1,290
Gross increases - tax positions in current period	205
Lapse of statute of limitations	(240)
Balance at October 1, 2010	1,255
Gross increases - tax positions in prior period	40
Gross increases - tax positions in current period	113
Settlements	(303)
Lapse of statute of limitations	-
Balance at April 1, 2011	$1,105

As of April 1, 2011 the Company’s total gross liability for unrecognized tax benefits was $1,105, including $218 of accrued interest. There was a net decrease in unrecognized tax benefits of ($95) during the second quarter of fiscal 2011 due to the lapse of jurisdictional statute of limitations and a net decrease in unrecognized tax benefits of ($168) during the first quarter of fiscal 2011 due to the Company’s German tax audit settlement.  The Company believes that its unrecognized tax benefits will not change significantly within the next twelve months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest of ($11) and $21 was recorded as a component of income tax expense in the condensed consolidated statements of operations for the three months ended April 1, 2011 and April 2, 2010, respectively.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  The Company has completed an audit from the German tax authorities for the tax years 2005 through 2008.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2007-2010
Canada	2004-2010
France	2006-2010
Germany	2009-2010
Italy	2004-2010
Japan	2007-2010
Switzerland	1999-2010

JOHNSON OUTDOORS INC.

7         Inventories

Inventories at the end of the respective periods consisted of the following:

	April 1	October 1	April 2
	2011	2010	2010
Raw materials	$27,298	$27,777	$24,305
Work in process	1,987	2,341	2,152
Finished goods	55,469	41,977	42,598
	$84,754	$72,095	$69,055

8         Goodwill

The changes in goodwill during the six months ended April 1, 2011 and April 2, 2010, respectively, were as follows:

	April 1	April 2
	2011	2010
Balance at beginning of period	$13,729	$14,659
Tax adjustments related to purchase price allocation	-	(994)
Amount attributable to movements in foreign currency	190	(159)
Balance at end of period	$13,919	$13,506

During the six month period ended April 2, 2010, the Company identified an error in purchase accounting related to the Company’s Techsonic Industries acquisition after the allocation period had ended.  The Company identified realizable deferred tax assets of $994 that were present at the date of acquisition but were not included in the purchase price accounting.  The Company increased long term deferred tax assets by $994 and reduced goodwill by a like amount during the six months ended April 2, 2010 as the amount was not material to the year to date or prior periods.

9         Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the six months ended April 1, 2011 and April 2, 2010, respectively.

	April 1 2011	April 2 2010
Balance at beginning of period	$4,589	$4,196
Expense accruals for warranties issued during the period	2,876	1,753
Less current period warranty claims paid	1,343	1,143
Balance at end of period	$6,122	$4,806

10      Comprehensive Income (Loss)

Comprehensive income consists of net income and changes in shareholders’ equity from non-owner sources. For the three and six month periods ended April 1, 2011 and April 2, 2010, the difference between net income and comprehensive income consisted primarily of cumulative foreign currency translation adjustments and amortization of the effective portion of an interest rate swap that had been designated as a cash flow hedge.  The significant weakening of the U.S. dollar versus worldwide currencies drove the Company's currency translation gains for the three and six month periods ended April 1, 2011.  The strengthening of the U.S. dollar against key European currencies drove the Company’s currency translation losses for the three and six month periods ended April 2, 2010.

JOHNSON OUTDOORS INC.

The income on the cash flow hedge for the three and six month periods ended April 1, 2011 and April 2, 2010 was the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 13 – Derivative Instruments and Hedging Activities”).

Comprehensive income (loss) for the respective periods consisted of the following:

	Three Months Ended		Six Months Ended
	April 1	April 2	April 1	April 2
	2011	2010	2011	2010
Net income	$8,486	$6,183	$7,249	$1,947
Currency translation gain (loss)	3,139	(2,651)	3,849	(3,312)
Income from cash flow hedge	334	454	612	923
Comprehensive income (loss)	$11,959	$3,986	$11,710	$(442)

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

12       Indebtedness

Debt was comprised of the following at April 1, 2011, October 1, 2010, and April 2, 2010:

	April 1 2011	October 1 2010	April 2 2010
Term Loans	$15,244	$15,474	$15,685
Revolvers	55,498	7,544	54,588
Other	1,698	792	3,705
Total debt	72,440	23,810	73,978
Less current portion	57,831	8,871	58,017
Total long-term debt	$14,609	$14,939	$15,961

Term Loans
The Company’s Term Loans have maturity dates ranging from 15 to 25 years from the September 29, 2009 effective date of the underlying agreements.  Each term loan requires monthly payments of principal and interest. Interest on $8,872 of the aggregate outstanding amount of the term loans is based on the prime rate plus 2.0%, and the remainder is based on the prime rate plus 2.75%.  The prime rate was 3.25% at April 1, 2011.

JOHNSON OUTDOORS INC.

Certain of the term loans covering $8,872 of the aggregate borrowings are subject to a pre-payment penalty.  The penalty is currently 9% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the loan agreement.

Revolvers
On November 16, 2010, the Company and certain of its subsidiaries entered into amendments to its Revolving Credit Agreements (or “Revolvers”).  The amended terms of the Revolvers, maturing in November 2014, provide for funding of up to $75,000, with the option for an additional $25,000 in maximum seasonal financing availability subject to the approval of the lenders. Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50,000 from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $30,000 for 60 consecutive days.  The amendments to the Revolvers reset the interest rate calculation each quarter, beginning with the quarter ended April 1, 2011, by instituting an applicable margin based on the Company’s leverage ratio for the trailing twelve month period.  The applicable margin ranges from 2.25% to 3.0%.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at April 1, 2011, based primarily on LIBOR plus 2.75%, was approximately 3%.

The Company’s remaining borrowing availability under the Revolvers was approximately $17,000 at April 1, 2011.

Under the terms of the Revolvers, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions or divestitures above certain amounts.  The key financial covenants include a minimum fixed charge coverage ratio, limits on minimum net worth and EBITDA, a limit on capital expenditures, and, as noted above, a seasonal pay-down requirement.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of April 1, 2011.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $2,568 at April 1, 2011.

The Company has no unsecured lines of credit as of April 1, 2011.

Aggregate scheduled maturities of long-term debt as of April 1, 2011, for the remainder of fiscal 2011 and subsequent fiscal years, were as follows:

Fiscal Year
2011	$1,004
2012	667
2013	703
2014	697
2015	555
Thereafter	12,316
Total	$15,942

JOHNSON OUTDOORS INC.

Interest paid was $669 and $883 for the three month periods ended April 1, 2011 and April 2, 2010, respectively.  Interest paid for the six months ended April 1, 2011 and April 2, 2010 was $1,024 and $1,161, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of April 1, 2011 and April 2, 2010 was approximately $14,609 and $15,961, respectively.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 23% of the Company’s revenues for the six month period ended April 1, 2011 were denominated in currencies other than the U.S. dollar. Approximately 13% were denominated in euros, with the remaining 10% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of April 1, 2011, the Company held foreign currency forward contracts with notional values of 5,400 Swiss francs and 3,510 U.S. dollars.  See Note 14 for information regarding the fair value and financial statement presentation of these derivatives.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s goal in managing its interest rate risk is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt.

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

JOHNSON OUTDOORS INC.

On January 2, 2009, the Company’s then effective interest rate swap contract became ineffective as a hedging instrument.  Prior to becoming ineffective, the effective portion of the Company’s interest rate swap contract was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective, $5,937 of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the swap were recorded directly to interest expense in the statement of operations. The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that approximately $862 of the $1,305 remaining in AOCI at April 1, 2011 will be amortized into interest expense over the next 12 months.

The Company held no interest rate swap contracts in fiscal 2010 and as of April 1, 2011, the Company was unhedged with respect to interest rate risk on its floating rate debt.

The following discloses the location of loss reclassified from AOCI into net income related to derivative instruments during the three and six month periods ended April 1, 2011, respectively:

Loss reclassified from AOCI into:	Three Months Ended April 1, 2011	Six Months Ended April 1, 2011

Interest expense	$334	$612

The following discloses the location of loss reclassified from AOCI into net income related to derivative instruments during the three and six month periods ended April 2, 2010, respectively:

Loss reclassified from AOCI into:	Three Months Ended April 2, 2010	Six Months Ended April 2, 2010

Interest expense	$454	$923

The following discloses the location and amount of (income) or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the three and six month periods ended April 1, 2011, respectively:

Derivatives not designated as hedging instruments	Location of (income) or loss recognized in statement of operations	Three Months Ended April 1, 2011	Six Months Ended April 1, 2011

Foreign exchange forward contracts	Other expense (income)	$173	$(332)

The following discloses the location and amount of (income) or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the three and six month periods ended April 2, 2010, respectively:

Derivatives not designated as hedging instruments	Location of loss recognized in statement of operations	Three Months Ended April 2, 2010	Six Months Ended April 2, 2010

Foreign exchange forward contracts	Other expense (income)	$549	$695

JOHNSON OUTDOORS INC.

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at April 1, 2011, October 1, 2010 and April 2, 2010 due to the short maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

JOHNSON OUTDOORS INC.

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of April 1, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$6,198	$-	$-	$6,198

Liabilities:
Foreign currency forward contracts	$-	$82	$-	$82

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of April 2, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$5,039	$-	$-	$5,039
Foreign currency forward contracts	$-	$41	$-	$41

Liabilities:
Foreign currency forward contracts	$-	$216	$-	$216

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The mark-to-market adjustments are recorded in “Other expense (income) net.”

The fair value of the foreign exchange forward contracts reported above was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract.  All foreign currency forward contracts held by the Company as of April 1, 2011 mature within twelve months.  The mark-to-market adjustments are recorded in “Other expense (income) net.”

The following tables summarize the amount of total (income) or loss in the periods noted below attributable to the changes in fair value of the instruments noted above:

		Three Months Ended April 1, 2011	Six Months Ended April 1, 2011
	Location of (income) loss recognized in statement of operations	Amount of (income) loss recognized	Amount of (income) loss recognized

Rabbi trust assets	Other expense (income) net	$(287)	$(684)
Foreign currency forward contracts	Other expense (income) net	$173	$(332)

		Three Months Ended April 2, 2010	Six Months Ended April 2, 2010
	Location of (income) loss recognized in statement of operations	Amount of (income) loss recognized	Amount of (income) loss recognized

Rabbi trust assets	Other expense (income) net	$(197)	$(571)
Foreign currency forward contracts	Other expense (income) net	$549	$695

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.

JOHNSON OUTDOORS INC.

During the six months ended April 2, 2010, the Company recognized impairment on a warehouse facility in Casarza – Ligure, Italy of $114 to write the asset down to its fair value of $656.  The impairment charge was included in the “Administrative management, finance and information systems” expense in the Diving segment.  This facility was sold in March 2010 for $634.

15       Segments of Business

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and six month periods ended April 1, 2011 and April 2, 2010.

Net sales and operating profit include both sales to customers, as reported in the Company's Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	April 1 2011	April 2 2010	April 1 2011	April 2 2010	October 1 2010
Net sales:
Marine electronics
Unaffiliated customers	$78,775	$61,970	$121,685	$95,045
Interunit transfers	124	126	159	146
Outdoor equipment
Unaffiliated customers	10,264	13,727	20,712	22,476
Interunit transfers	17	11	25	24
Watercraft
Unaffiliated customers	18,110	16,170	24,236	26,425
Interunit transfers	5	30	14	44
Diving
Unaffiliated customers	21,581	20,920	40,743	39,252
Interunit transfers	178	274	368	437
Other/Corporate	134	110	188	159
Eliminations	(324)	(441)	(566)	(651)
	$128,864	$112,897	$207,564	$183,357
Operating profit (loss):
Marine electronics	$12,822	$8,084	$13,200	$7,591
Outdoor equipment	652	1,935	2,153	2,665
Watercraft	669	134	(1,074)	(1,011)
Diving	(6)	300	1,145	216
Other/Corporate	(2,713)	(2,399)	(5,335)	(4,962)
	$11,424	$8,054	$10,089	$4,499
Total assets (end of period):
Marine electronics			$137,741	$122,986	$ 85,164
Outdoor equipment			19,510	21,504	23,192
Watercraft			51,600	45,042	34,420
Diving			72,786	66,339	70,388
Other/Corporate			17,775	13,623	13,592
			$299,412	$269,494	$ 226,756

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and six month periods ended April 1, 2011 and April 2, 2010. All monetary amounts, other than share and per share amounts, are stated in millions.

Our MD&A is presented in the following sections:

●	Forward Looking Statements
●	Trademarks
●	Overview
●	Results of Operations
●	Liquidity and Financial Condition
●	Off Balance Sheet Arrangements
●	Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2010 which was filed with the Securities and Exchange Commission on December 9, 2010.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 9, 2010 and the following:  changes in discretionary consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation and on cost-cutting and revenue enhancement initiatives; actions of and disputes with companies including companies that compete with the Company; the Company’s success in managing working capital and its on-going cost-structure reduction efforts; the Company’s success in meeting financial covenants; the risk that the Company’s lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment the lenders would be willing to provide; the risk of future writedowns of goodwill or other intangible assets; movements in foreign currencies or interest rates; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the Company’s success in restructuring certain of its operations; the Company’s success in implementing targeted sales growth initiatives; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

JOHNSON OUTDOORS INC.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Fishin' Buddy®, Silva®, Eureka!®, Tech4O™, Geonav®, Old Town®, Ocean Kayak™, Necky®,  Extrasport®, Carlisle®, Scubapro®, UWATEC®, and SUBGEAR®.

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

Highlights

The Company experienced a 14% increase in net sales for the quarter ended April 1, 2011 over the same period in the prior year and a $3.4 million improvement in operating profit over the prior year quarter.  The favorable results were driven primarily by strong sales in the Marine Electronics business which saw growth in the Minn Kota®, Cannon®, and Humminbird® brands across key distribution channels in both the domestic and international boat markets.

Operating profit for the quarter ended April 1, 2011 was $11.4 million compared to $8.1 million in the prior year due to higher gross profit offset in part by higher operating expenses. Higher volumes resulted in improved overhead absorption which, along with favorable product mix, drove gross profit margins to 41.1% for the quarter ended April 1, 2011, compared to 40.2% in the prior year. Operating expense for the quarter ended April 1, 2011 were up $4.2 million from the prior year quarter due primarily to increases in variable costs associated with higher sales and increases in discretionary compensation expense.

Seasonality

The Company’s business is seasonal in nature. The second quarter falls within the Company’s primary selling season for its outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last two fiscal years.

	Year Ended
	October 1, 2010		October 2, 2009
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit
December	18%	-24%	20%	-1918%
March	30%	55%	30%	2127%
June	32%	92%	32%	3888%
September	20%	-23%	18%	-3997%
	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below are summarized as follows:

	Three Months Ended		Six Months Ended
	April 1	April 2	April 1	April 2
(millions)	2011	2010	2011	2010
Net sales:
Marine Electronics	$78.9	$62.1	$121.8	$95.2
Outdoor Equipment	10.3	13.7	20.8	22.5
Watercraft	18.1	16.2	24.2	26.5
Diving	21.8	21.2	41.2	39.7
Other/eliminations	(0.2)	(0.3)	(0.4)	(0.5)
Total	$128.9	$112.9	$207.6	$183.4
Operating profit (loss):
Marine Electronics	$12.8	$8.1	$13.2	$7.6
Outdoor Equipment	0.6	1.9	2.1	2.7
Watercraft	0.7	0.1	(1.0)	(1.0)
Diving	-	0.3	1.1	0.2
Other/eliminations	(2.7)	(2.4)	(5.3)	(5.0)
Total	$11.4	$8.0	$10.1	$4.5

See “Note 15 – Segments of Business” of the notes to the accompanying condensed consolidated financial statements for the definition of segment net sales and operating profit.

JOHNSON OUTDOORS INC.
Net Sales

Net sales on a consolidated basis for the three months ended April 1, 2011 were $128.9 million, an increase of $16.0 million or 14% compared to $112.9 million for the three months ended April 2, 2010. Currency translation had a $0.9 million favorable impact on consolidated net sales during the current quarter.

Net sales for the three months ended April 1, 2011 for the Marine Electronics business were $78.9 million, up $16.8 million or 27% from $62.1 million in the prior year quarter. The Humminbird® and Minn Kota® brands saw significant growth in all distribution channels versus the prior year quarter due primarily to the success of new products.

Net sales for the Outdoor Equipment business were $10.3 million for the current quarter, a decrease of $3.4 million or 25% from the prior year quarter net sales of $13.7 million.  The decrease was driven primarily by a decline in military tent sales related to uncertainty in government spending.

Net sales for the Watercraft business were $18.1 million, an increase of $1.9 million or 12%, compared to $16.2 million in the prior year quarter.  Gains over the prior year period were due mostly to the pacing of new sales programs and improvement in general economic conditions.

Net sales for the Diving business were $21.8 million this quarter versus $21.2 million in the prior year quarter, an increase of $0.6 million or 3%.  Currency translation had a $0.4 million favorable impact on net sales in the current quarter and the remaining increase was due to organic growth.  The earthquake and tsunami in Japan had a minor effect on sales in the quarter ended April 1, 2011 as Japan accounts for less than 2% of the Company’s consolidated sales.   However, the Company expects the Japanese market to be challenging in future quarters.

Net sales on a consolidated basis for the six months ended April 1, 2011 were $207.6 million, an increase of $24.2 million or 13% compared to $183.4 million for the six months ended April 2, 2010. Currency translation had a $0.6 million positive impact on consolidated net sales during the current period.

Net sales for the six months ended April 1, 2011 for the Marine Electronics business were $121.8 million, up $26.6 million or 28% from $95.2 million in the prior year to date period. Currency translation had a positive $0.3 million impact on net sales in the current year.  The factors driving the remaining increase are consistent with those noted for the quarter.

Net sales for the Outdoor Equipment business were $20.8 million for the current year to date period, a decrease of $1.7 million or 8% from the prior year to date period sales of $22.5 million.  The decrease was primarily due to the decrease in military tent orders.

Net sales for the Watercraft business year to date period were $24.2 million, a decrease of $2.3 million or 9%, compared to $26.5 million in the prior year to date period.  The year to date decline was driven by weak demand in the first fiscal quarter which was offset somewhat as the second quarter began to see the effect of customizing brand and product mix for specific channels.  Currency translation had a $0.3 million positive impact on net sales in the current year to date period.

Net sales for the Diving business were $41.2 million year to date versus $39.7 million in the prior year to date period, an increase of $1.5 million or 4%.  The increase was due to general market recovery.  Currency translation had a $0.1 million negative impact on net sales in the current year to date period.

Gross Profit Margin

Gross profit as a percentage of net sales was 41.1% on a consolidated basis for the three month period ended April 1, 2011 compared to 40.2% in the prior year quarter. The increase in gross profit margin was primarily due to improved overhead absorption, favorable product mix and cost savings efforts during the current period.

JOHNSON OUTDOORS INC.

Gross profit as a percentage of net sales was 40.3% on a consolidated basis for the six month period ended April 1, 2011 compared to 39.1% in the prior year to date period.  The increase in gross profit margin in the current year to date period was primarily due to improved operating efficiencies.

Operating Expenses

Operating expenses were $41.5 million for the quarter ended April 1, 2011, an increase of $4.2 million over the prior year quarter amount of $37.3 million.  Primary factors driving the increase in operating expenses were an additional $2.5 million of variable costs incurred in the current year quarter associated with higher sales, increased discretionary compensation expense of $1.0 million and a $0.3 million increase in research and development spending.

Operating expenses were $73.5 million for the six months ended April 1, 2011, an increase of $6.3 million over the prior year period amount of $67.2 million.

Operating Profit

Operating profit on a consolidated basis for the three months ended April 1, 2011 was $11.4 million compared to $8.0 million in the prior year quarter, an improvement of $3.4 million.  The improvement in the Company’s operating profit was due mainly to increased sales as well as the other factors impacting gross profit and operating expenses discussed above.

Operating profit on a consolidated basis for the six months ended April 1, 2011 was $10.1 million compared to an operating profit of $4.5 million in the prior year period, an increase of $5.6 million due largely to the factors impacting gross profit and operating expenses discussed above.

Interest
Interest expense totaled $1.0 million for the three months ended April 1, 2011, compared to $1.4 million in the corresponding period of the prior year.  For the six months ended April 1, 2011, interest expense totaled $1.9 million compared to $2.6 million in the corresponding period of the prior year.  The decrease in both the quarter and year to date expense was due primarily to reduced interest rates as a result of the amendment to the Company’s revolving credit agreement.   See “Note 12 – Indebtedness” to the Company’s condensed consolidated financial statements for further discussion.

Interest income for the three and six month periods ended April 1, 2011 and April 2, 2010 was less than $0.1 million.

Other Expense/Income

Other expense/income for the three months ended April 1, 2011 and April 2, 2010 was expense of $0.3 million and $0.2 million, respectively.  Foreign currency exchange losses included in other expense/income were $0.4 million and $0.5 million for the three month periods ended April 1, 2011 and April 2, 2010, respectively.  Losses on foreign currency forward contracts were $0.2 million and $0.6 million for the quarters ended April 1, 2011 and April 2, 2010, respectively.  Offsetting these losses for the three months ended April 1, 2011 and April 2, 2010 were income and market gains on the assets related to the Company’s non-qualified deferred compensation plan of $0.3 million and $0.2 million, respectively.

Other expense/income included $0.7 million and $0.6 million of market gains and income on the assets related to the Company’s non-qualified deferred compensation plan for the six month periods ended April 1, 2011 and April 2, 2010, respectively.  Foreign currency exchange losses included in other expense/income were $1.5 million and $0.2 million for the six month periods ended April 1, 2011 and April 2, 2010, respectively.  The Company’s portfolio of foreign currency forward contracts resulted in a gains of $0.3 million and losses of $0.7 million for the six months ended April 1, 2011 and April 2, 2010, respectively.  See “Note 13 – Derivative Instruments and Hedging Activities” of the notes to the Company’s condensed consolidated financial statements for further discussion.

JOHNSON OUTDOORS INC.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and six months ended April 1, 2011 was 15.9% and 8.7%, respectively, compared to 3.4% and 17.8% in the corresponding periods of the prior year. The increase in the effective rate versus that of the prior year quarter was primarily due to changes in the mix of income from generally lower tax jurisdictions in the prior year to relatively higher tax jurisdictions in the current year.  The decrease in the year to date effective rate versus the prior year is primarily attributable to a tax benefit recognized in the prior quarter from a tax return election which allows the company to recover alternative minimum taxes paid for certain prior tax years.  The recovery is recorded as an income tax receivable as the appropriate tax return has been filed.

As a result of operating losses and economic uncertainty, the Company had a cumulative valuation allowance balance of $35.8 million as of April 1, 2011 with respect to deferred tax assets in the U.S. and certain foreign tax jurisdictions.  The Company is required to evaluate the appropriateness of these valuation allowances and may reverse some or all of these valuation allowances in future reporting periods if, based on the Company’s actual results and forecasts, future business prospects appear likely that recent improvements will continue, thus enabling the Company to realize its deferred tax assets.

Net Income
Net income for the three months ended April 1, 2011 was $8.5 million, or $0.87 per diluted common class A and B share, compared to $6.2 million, or $0.64 per diluted common class A and B share, for the corresponding period of the prior year.

Net income for the six months ended April 1, 2011 was $7.2 million, or $0.75 per diluted common class A and B share, compared to $1.9 million, or $0.20 per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Debt, net of cash balances, was $43.9 million as of April 1, 2011 compared to $53.4 million as of April 2, 2010.  The Company's debt to total capitalization ratio was 34% as of April 1, 2011 down from 39% as of April 2, 2010. The Company’s total debt balance was $72.4 million as of April 1, 2011 compared to $74.0 million as of April 2, 2010.  See “Note 12 – Indebtedness” in the notes to the Company’s condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $112.9 million as of April 1, 2011, an increase of $8.2 million compared to $104.7 million as of April 2, 2010. The increase year over year was primarily due to the increase in net sales in the current period over the prior year quarter.

Inventories, net of inventory reserves, were $84.8 million as of April 1, 2011, an increase of $15.7 million compared to $69.1 million as of April 2, 2010.  The increase in the Company’s net inventory balances was primarily due to overall higher production volume, inventory build to meet increasing product demand in Marine Electronics and increased in-transit inventory in the current year.

Accounts payable of $32.5 million at April 1, 2011 were $5.6 million higher than at the end of the prior year second quarter due to increased inventory purchases related to higher production volumes.

JOHNSON OUTDOORS INC.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying condensed consolidated statements of cash flows, is summarized in the following table:

	Six Months Ended
	April 1	April 2
	2011	2010
Cash (used for) provided by:
Operating activities	$(51.7)	$(46.4)
Investing activities	(3.8)	(3.3)
Financing activities	48.7	42.2
Effect of exchange rate changes on cash and cash equivalents	2.1	0.2
Decrease in cash and cash equivalents	$(4.7)	$(7.3)

Operating Activities
Cash used for operations totaled $51.7 million for the six months ended April 1, 2011 compared with $46.4 million used during the corresponding period of the prior fiscal year.  Higher earnings in the current year period were more than offset by the cash used to pay bonus and profit sharing expenses and to build working capital to support increased production levels.  No bonus or profit sharing payments were made in the same period of the prior year.

Amortization of deferred financing costs, depreciation and other amortization charges were $4.9 million for the six month period ended April 1, 2011 compared to $5.0 million for the corresponding period of the prior year.

Investing Activities
Cash used for investing activities totaled $3.8 million for the six months ended April 1, 2011 and $3.3 million for the corresponding period of the prior year.  Cash usage in both the current and the prior year periods related entirely to capital expenditures.  The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2011 are expected to be funded by working capital or existing credit facilities.

Financing Activities
Cash flows provided by financing activities totaled $48.7 million and $42.2 million for the six month periods ended April 1, 2011 and April 2, 2010, respectively. The Company made principal payments on senior notes and other long-term debt of $0.3 million during both the six month periods ended April 1, 2011 and April 2, 2010.

The Company had outstanding borrowings of $55.5 million on revolving credit facilities and current maturities of its long-term debt of $1.3 million as of April 1, 2011.  As of April 2, 2010, the Company had $54.6 million outstanding on revolving credit facilities and current maturities of long-term debt of $0.6 million.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $14.6 million and $16.0 million as of April 1, 2011 and April 2, 2010, respectively.

The Company’s term loans have maturity dates ranging from 15 to 25 years from the September 29, 2009 effective date of the agreements.  Each term loan requires monthly payments of principal and interest. Interest on $8.9 million of the aggregate outstanding amount of the term loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at April 1, 2011.

JOHNSON OUTDOORS INC.

Certain of the term loans covering $8.9 million of the aggregate borrowings are subject to a pre-payment penalty.  The penalty is currently 9% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the loan agreement.

On November 16, 2010, the Company and certain of its subsidiaries entered into amendments to its Revolving Credit Agreements (or “Revolvers”).  The amended terms of the Revolvers, maturing in November 2014, provide for funding of up to $75 million, with the option for an additional $25 million in maximum seasonal financing availability subject to the approval of the lenders. Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50 million from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $30 million for 60 consecutive days.  The amendments to the Revolvers reset the interest rate calculation each quarter, beginning with the quarter ended April 1, 2011, by instituting an applicable margin based on the Company’s leverage ratio for the trailing twelve month period.  The applicable margin ranges from 2.25% to 3.0%.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at April 1, 2011, based primarily on LIBOR plus 2.75%, was approximately 3%.

The Company’s remaining borrowing availability under the Revolvers was approximately $17 million at April 1, 2011.

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

Off Balance Sheet Arrangements

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding at April 1, 2011 were $2.6 million compared to $2.8 million on April 2, 2010.

The Company anticipates making contributions to its defined benefit pension plans of $0.2 million through September 30, 2011.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 1, 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the six months ended April 1, 2011.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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
Signatures Dated: May 6, 2011
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

______________________________
(1) This certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.