Form 10-Q
period 2011-08-09
JOHNSON OUTDOORS INC
filed 2011-08-10
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

As of August 5, 2011, 8,563,319 shares of Class A and 1,215,842 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	July 1	July 2	July 1	July 2
(thousands, except per share data)	2011	2010	2011	2010
Net sales	$122,481	$123,954	$330,045	$307,311
Cost of sales	71,953	72,467	195,904	184,082
Gross profit	50,528	51,487	134,141	123,229
Operating expenses:
Marketing and selling	25,814	23,974	72,622	66,848
Administrative management, finance and information systems	9,326	10,646	28,902	28,762
Research and development	3,578	3,514	10,718	9,767
Total operating expenses	38,718	38,134	112,242	105,377
Operating profit	11,810	13,353	21,899	17,852
Interest income	(16)	(26)	(63)	(46)
Interest expense	979	1,393	2,842	4,014
Other expense (income), net	1,741	565	2,078	94
Income before income taxes	9,106	11,421	17,042	13,790
Income tax expense	988	989	1,675	1,411
Net income	$8,118	$10,432	$15,367	$12,379
Weighted average common shares - Basic:
Class A	8,046	8,031	8,043	8,001
Class B	1,216	1,216	1,216	1,216
Dilutive stock options	29	43	34	43
Weighted average common shares - Dilutive	9,291	9,290	9,293	9,260
Net income per common share - Basic:
Class A	$0.84	$1.10	$1.60	$1.31
Class B	$0.76	$1.00	$1.45	$1.19
Net income per common Class A and B share - Diluted:	$0.83	$1.09	$1.58	$1.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1 2011	October 1 2010	July 2 2010
(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,325	$33,316	$25,480
Accounts receivable, net	80,921	46,928	76,280
Inventories	73,690	72,095	62,276
Deferred income taxes	2,505	1,844	2,234
Other current assets	5,219	5,945	4,886
Total current assets	192,660	160,128	171,156
Property, plant and equipment, net of accumulated
depreciation of $96,514, $88,185, and $85,332, respectively	33,007	33,767	31,627
Deferred income taxes	3,519	3,320	5,531
Goodwill	14,196	13,729	13,409
Other intangible assets, net	5,405	5,720	5,718
Other assets	9,210	10,092	9,447
Total assets	$257,997	$226,756	$236,888
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$7,580	$7,544	$15,432
Current maturities of long-term debt	2,571	1,327	633
Accounts payable	28,824	24,103	24,168
Accrued liabilities:
Salaries, wages and benefits	12,416	14,481	12,299
Accrued warranty	6,198	4,589	4,755
Income taxes payable	1,992	1,062	2,081
Other	15,210	13,909	18,698
Total current liabilities	74,791	67,015	78,066
Long-term debt, less current maturities	12,520	14,939	15,785
Deferred income taxes	694	601	1,911
Retirement benefits	7,835	8,522	8,355
Other liabilities	9,979	9,310	8,509
Total liabilities	105,819	100,387	112,626
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued and outstanding:	428	418	418
July 1, 2011, 8,563,147 October 1, 2010, 8,363,313 July 2, 2010, 8,363,485
Class B shares issued and outstanding: 1,216,464	61	61	61
Capital in excess of par value	61,134	59,779	59,540
Retained earnings	65,406	50,039	55,889
Accumulated other comprehensive income	25,150	16,073	8,355
Treasury stock at cost, shares of Class A common stock: 172	(1)	(1)	(1)
Total shareholders' equity	152,178	126,369	124,262
Total liabilities and shareholders' equity	$257,997	$226,756	$236,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	July 1 2011	July 2 2010

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Net income	$15,367	$12,379
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation	6,872	6,657
Amortization of intangible assets	576	435
Amortization of deferred financing costs	243	316
Impairment losses	293	114
Stock based compensation	1,060	725
Amortization of deferred loss on interest rate swap	859	1,330
Deferred income taxes	(581)	(1,269)
Change in operating assets and liabilities:
Accounts receivable, net	(32,627)	(35,226)
Inventories, net	190	(3,748)
Accounts payable and accrued liabilities	5,541	18,342
Other current assets	2,147	2,552
Other non-current assets	(742)	(182)
Other long-term liabilities	(246)	158
Other, net	21	243
	(1,027)	2,826
CASH USED FOR INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,995)	(5,657)
Proceeds from sales of property, plant and equipment	-	634
	(5,995)	(5,023)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	35	621
Principal payments on senior notes and other long-term debt	(1,174)	(424)
Deferred financing costs paid to lenders	(133)	(173)
Common stock transactions	299	487
	(973)	511
Effect of foreign currency fluctuations on cash	5,004	(729)
Decrease in cash and cash equivalents	(2,991)	(2,415)
CASH AND CASH EQUIVALENTS
Beginning of period	33,316	27,895
End of period	$30,325	$25,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1        Basis of Presentation

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of July 1, 2011 and July 2, 2010, the results of operations for the three and nine months then ended and cash flows for the nine months then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2010 which was filed with the Securities and Exchange Commission on December 9, 2010.

Certain prior year and fiscal year end amounts have been reclassified to conform to the July 1, 2011 presentation.  These reclassifications were made in order to singularly present accrued warranties in the condensed consolidated balance sheets.

Because of seasonal and other factors, the results of operations for the three and nine months ended July 1, 2011 are not necessarily indicative of the results to be expected for the Company's full 2011 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of financial Condition and Results of Operations for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2        Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $2,997, $2,988 and $2,232 for the periods ended July 1, 2011, October 1, 2010 and July 2, 2010, respectively. The increase in net accounts receivable to $80,921 as of July 1, 2011 from $46,928 as of October 1, 2010 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and nine month periods ended July 1, 2011 and July 2, 2010, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the three and nine month periods ended July 1, 2011 and July 2, 2010 diluted net income per share reflects the effect of dilutive stock options and assumes the conversion of Class B common stock into Class A common stock.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 15,066 for both the three months ended July 1, 2011 and July 2, 2010, and 15,066 and 16,396 for the nine months ended July 1, 2011 and July 2, 2010, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 437,377 and 325,172 for the three months ended July 1, 2011 and July 2, 2010, respectively, and 409,422 and 282,648 for the nine months ended July 1, 2011 and July 2, 2010, respectively.

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

Under the Company’s 2010 Plan and the 2003 Non-Employee Director Stock Ownership Plan there were 910,061 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors as awards under these plans at July 1, 2011.

Stock Options
All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

JOHNSON OUTDOORS INC.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three and nine month periods ended July 1, 2011.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at October 1, 2010	113,704	$8.57	1.4	$551
Granted	-	-		-
Exercised	(37,000)	5.62		302
Cancelled	(4,334)	6.28		49
Outstanding and exercisable at July 1, 2011	72,370	$10.22	1.3	$541

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.98 as of July 1, 2011, which would have been received by the option holders had those option holders exercised their stock options as of that date.

Non-vested Stock
All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.

The Company granted 39,268 shares of non-vested stock with a total grant date fair value of $600 during the three month period ended July 1, 2011.  There were no grants of non-vested stock during the three month period ended July 2, 2010. Grants of non-vested stock were 161,825 shares and 230,650 shares with a total grant date fair value of $2,224 and $2,209 for the nine month periods ended July 1, 2011 and July 2, 2010, respectively. The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s shares traded.  Notwithstanding the adoption of the 2010 Plan, the outstanding awards of non-vested stock made under the 2000 Plan remain outstanding in accordance with the terms of the 2000 Plan and the related grant agreements. However, no future awards or grants can be made under the 2000 Plan.

Stock compensation expense related to non-vested stock was $341 and $229 during the three month periods ended July 1, 2011 and July 2, 2010, respectively, and $1,060 and $725 for the nine month periods ended July 1, 2011 and July 2, 2010, respectively.

Non-vested stock issued and outstanding as of July 1, 2011 totaled 472,761 shares, having a gross unamortized value of $3,268, which will be amortized to expense through November 2015 or adjusted for changes in future estimated or actual forfeitures.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of non-vested shares by tendering a portion of the vested shares back to the Company. No shares were tendered back to the Company during the three and nine month periods ended July 1, 2011 and July 2, 2010.

JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the nine months ended July 1, 2011 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 1, 2010	325,172	$10.99
Non-vested stock grants	161,825	$13.74
Non-vested stock cancelled	(4,466)	$9.12
Restricted stock vested	(9,770)	$15.35
Non-vested stock at July 1, 2011	472,761	$11.86

Employees’ Stock Purchase Plan
The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan.  The Employees’ Stock Purchase Plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company issued 5,475 shares under the Employees’ Stock Purchase Plan and recognized $16 of expense in connection with the plan during the three and nine month periods ended July 1, 2011. The Company issued 10,448 shares of Class A common stock under the Employees’ Stock Purchase Plan on May 31, 2010 and recognized expense under the Purchase Plan of $24 during the three and nine month periods ended July 2, 2010.

5         Pension Plans

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine months ended July 1, 2011 and July 2, 2010, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	July 1 2011	July 2 2010	July 1 2011	July 2 2010
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	248	247	745	745
Less estimated return on plan assets	228	241	683	729
Amortization of unrecognized net income	24	31	71	71
Net amount recognized	$44	$37	$133	$87

6         Income Taxes

The Company’s effective tax rate for the three months ended July 1, 2011 was 10.8% compared to 8.7% in the corresponding period of the prior year. During the third quarter of fiscal year 2011, the Company recognized a tax expense of $988 on income before income tax of $9,106. The three month quarter-over-quarter increase in the Company’s effective tax rate was primarily due to tax expense incurred in local jurisdictions.

For the nine months ended July 1, 2011 and July 2, 2010, the Company’s effective income tax rate attributable to earnings before income taxes was 9.8% and 10.2%, respectively.  During the nine months ended July 1, 2011, the Company recorded a decrease in the valuation allowance of $5,350 predominantly against the U.S. net deferred tax assets resulting in zero U.S. federal tax expense for businesses in the U.S.  During the nine months ended July 1, 2011, the Company continued to maintain a valuation allowance in the U.S., Japan, Italy, Spain, and the United Kingdom. The Company would ordinarily recognize a tax expense/benefit on operating income/loss in these jurisdictions; however, due to the recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets in these jurisdictions, the Company continues to adjust its valuation allowances resulting in effectively no recorded federal tax expense or benefit in these jurisdictions.

JOHNSON OUTDOORS INC.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions is as follows:

Balance at October 2, 2009	$1,290
Gross increases - tax positions in current period	205
Lapse of statute of limitations	(240)
Balance at October 1, 2010	1,255
Gross increases - tax positions in prior period	135
Gross increases - tax positions in current period	162
Settlements	(303)
Lapse of statute of limitations	(95)
Balance at July 1, 2011	$1,154

As of July 1, 2011, the Company’s total gross liability for unrecognized tax benefits was $1,154, including $238 of accrued interest. There was a net decrease in unrecognized tax benefits of ($95) during the second quarter of fiscal 2011 due to the lapse of jurisdictional statute of limitations provisions and a net decrease in unrecognized tax benefits of ($168) during the first quarter of fiscal 2011 due to the Company’s German tax audit settlement.  The Company believes that its unrecognized tax benefits will not change significantly within the next twelve months.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest of $20 and $24 was recorded as a component of income tax expense in the accompanying condensed consolidated statements of operations for the three months ended July 1, 2011 and July 2, 2010, respectively.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  In the Company’s fiscal 2011 second quarter, it completed an audit from the German tax authorities for the tax years 2005 through 2008.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2007-2010
Canada	2004-2010
France	2006-2010
Germany	2009-2010
Italy	2004-2010
Japan	2007-2010
Switzerland	1999-2010

JOHNSON OUTDOORS INC.

7         Inventories

Inventories at the end of the respective periods consisted of the following:

	July 1	October 1	July 2
	2011	2010	2010
Raw materials	$22,319	$27,777	$21,117
Work in process	2,038	2,341	2,288
Finished goods	49,333	41,977	38,871
	$73,690	$72,095	$62,276

8         Goodwill

The changes in goodwill during the nine months ended July 1, 2011 and July 2, 2010, respectively, were as follows:

	July 1	July 2
	2011	2010
Balance at beginning of period	$13,729	$14,659
Tax adjustments related to purchase price allocation	-	(994)
Amount attributable to movements in foreign currency	467	(256)
Balance at end of period	$14,196	$13,409

During the nine month period ended July 2, 2010, the Company identified an error in purchase accounting related to the Company’s Techsonic Industries acquisition after the allocation period had ended.  The Company identified realizable deferred tax assets of $994 that were present at the date of acquisition but were not included in the purchase price accounting.  The Company increased long term deferred tax assets by $994 and reduced goodwill by a like amount during the nine months ended July 2, 2010 as the amount was not material to the year to date or prior periods.

9      Warranties

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the nine months ended July 1, 2011 and July 2, 2010, respectively.

	July 1 2011	July 2 2010
Balance at beginning of period	$4,589	$4,196
Expense accruals for warranties issued during the period	4,018	2,567
Less current period warranty claims paid	(2,409)	(2,008)
Balance at end of period	$6,198	$4,755

10      Comprehensive Income (Loss)

Comprehensive income consists of net income and changes in shareholders’ equity from non-owner sources. For the three and nine month periods ended July 1, 2011 and July 2, 2010, the difference between net income and comprehensive income consisted primarily of cumulative foreign currency translation adjustments and amortization of the effective portion of an interest rate swap that had been designated as a cash flow hedge.  The significant weakening of the U.S. dollar versus worldwide currencies drove the Company's currency translation gains for the three and nine month periods ended July 1, 2011.  The strengthening of the U.S. dollar against key European currencies drove the Company’s currency translation losses for the three and nine month periods ended July 2, 2010.

JOHNSON OUTDOORS INC.

The income on the cash flow hedge for the three and nine month periods ended July 1, 2011 and July 2, 2010 was the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 13 – Derivative Instruments and Hedging Activities”).

Comprehensive income (loss) for the respective periods consisted of the following:

	Three Months Ended		Nine Months Ended
	July 1	July 2	July 1	July 2
	2011	2010	2011	2010
Net income	$8,118	$10,432	$15,367	$12,379
Currency translation gain (loss)	4,369	(3,224)	8,218	(6,536)
Income from cash flow hedge	247	408	859	1,331
Comprehensive income (loss)	$12,734	$7,616	$24,444	$7,174

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made claims with its insurance carriers to recover the $4,400 settlement, plus litigation costs (approximately $1,100). This matter is presently the subject of litigation in the U.S. District Court for the Eastern District of Wisconsin. The Company is unable to estimate the outcome of the litigation with its insurance carriers, including the amount of the insurance recovery, if any, at this time and, accordingly, has not recorded a receivable for this matter.

12      Indebtedness

Debt was comprised of the following at July 1, 2011, October 1, 2010, and July 2, 2010:

	July 1 2011	October 1 2010	July 2 2010
Term loans	$14,440	$15,474	$15,583
Revolvers	7,580	7,544	15,432
Other	651	792	835
Total debt	22,671	23,810	31,850
Less current portion	2,571	1,327	633
Less Revolvers	7,580	7,544	15,432
Total long-term debt	$12,520	$14,939	$15,785

During the fiscal third quarter of 2011, the Company reclassified $1,235 of long term debt to current maturities of long term debt.  This debt is collateralized by a property held for sale in Ferndale, Washington.  The property held for sale was reclassified from long term assets held for sale to short term assets held for sale.

JOHNSON OUTDOORS INC.

Term Loans
The Company’s term loans have maturity dates ranging from 15 to 25 years from the September 29, 2009 effective date of the underlying agreements.  Each term loan requires monthly payments of principal and interest. Interest on $8,800 of the aggregate outstanding amount of the term loans is based on the prime rate plus 2.0%, and the remainder is based on the prime rate plus 2.75%.  The prime rate was 3.25% at July 1, 2011.

Certain of the term loans covering $8,800 of the aggregate borrowings are subject to a pre-payment penalty.  The penalty is currently 9% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the loan agreement.

Revolvers
On November 16, 2010, the Company and certain of its subsidiaries entered into amendments to their Revolving Credit Agreements (or “Revolvers”).  The amended terms of the Revolvers, maturing in November 2014, provide for funding of up to $75,000, with the option for an additional $25,000 in maximum seasonal financing availability subject to the approval of the lenders. Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50,000 from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $30,000 for 60 consecutive days.  The amendments to the Revolvers reset the interest rate calculation each quarter, beginning with the quarter ended April 1, 2011, by instituting an applicable margin based on the Company’s leverage ratio for the trailing twelve month period.  The applicable margin ranges from 2.25% to 3.0%.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at July 1, 2011, based primarily on LIBOR plus 2.25%, was approximately 2.5%.

The Company’s remaining borrowing availability under the Revolvers was approximately $43,600 at July 1, 2011.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of July 1, 2011.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $2,568 at July 1, 2011.  The Company has no unsecured lines of credit as of July 1, 2011.

JOHNSON OUTDOORS INC.

Aggregate scheduled maturities of long-term debt as of July 1, 2011, for the remainder of fiscal 2011 and subsequent fiscal years, were as follows:

Fiscal Year
2011	$1,368
2012	728
2013	781
2014	780
2015	643
Thereafter	10,791
Total	$15,091

Interest paid was $782 and $1,113 for the three month periods ended July 1, 2011 and July 2, 2010, respectively.  Interest paid for the nine months ended July 1, 2011 and July 2, 2010 was $1,806 and $2,274, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of July 1, 2011 and July 2, 2010 was approximately $12,520 and $15,785, respectively.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 24% of the Company’s revenues for the nine month period ended July 1, 2011 were denominated in currencies other than the U.S. dollar. Approximately 14% were denominated in euros, with the remaining 10% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company mitigates a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company uses such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments for purchases of inventory and other assets denominated in foreign currencies. None of the Company’s derivative financial instruments have been designated as hedging instruments.

As of July 1, 2011, the Company held foreign currency forward contracts with notional values of 5,400 Swiss francs and 2,095 U.S. dollars.  See “Note 14 – Fair Value Measurements” for information regarding the fair value and financial statement presentation of these derivatives.

JOHNSON OUTDOORS INC.

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

On January 2, 2009, the Company’s then effective interest rate swap contract became ineffective as a hedging instrument.  Prior to becoming ineffective, the effective portion of the Company’s interest rate swap contract was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective, $5,937 of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the swap were recorded directly to interest expense in the Company’s statements of operations. The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that approximately $814 of the $1,058 remaining in AOCI at July 1, 2011 will be amortized into interest expense over the next 12 months.

The Company held no interest rate swap contracts in fiscal 2010 and as of July 1, 2011, the Company was unhedged with respect to interest rate risk on its floating rate debt.

The following discloses the location of loss reclassified from AOCI into net income related to derivative instruments during the three and nine month periods ended July 1, 2011:

Loss reclassified from AOCI into:	Three Months Ended July 1, 2011	Nine Months Ended July 1, 2011

Interest expense	$247	$859

The following discloses the location of loss reclassified from AOCI into net income related to derivative instruments during the three and nine month periods ended July 2, 2010:

Loss reclassified from AOCI into:	Three Months Ended July 2, 2010	Nine Months Ended July 2, 2010

Interest expense	$407	$1,330

JOHNSON OUTDOORS INC.

The following discloses the location and amount of income or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the three and nine month periods ended July 1, 2011:

Derivatives not designated as hedging instruments	Location of (income) or loss recognized in statement of operations	Three Months Ended July 1 2011	Nine Months Ended July 1 2011

Foreign exchange forward contracts	Other expense (income), net	$(387)	$(719)

The following discloses the location and amount of income or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the three and nine month periods ended July 2, 2010:

Derivatives not designated as hedging instruments	Location of (income) or loss recognized in statement of operations	Three Months Ended July 2 2010	Nine Months Ended July 2 2010

Foreign exchange forward contracts	Other expense (income), net	$323	$1,018

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at July 1, 2011, October 1, 2010 and July 2, 2010 due to the short maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of July 1, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$6,368	$-	$-	$6,368

Liabilities:
Foreign currency forward contracts	$-	$143	$-	$143

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of July 2, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$4,700	$-	$-	$4,700
Foreign currency forward contracts	$-	$146	$-	$146

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The mark-to-market adjustments are recorded in “Other expense (income) net” in the Company’s accompanying condensed consolidated statements of operations.

The fair value of the foreign exchange forward contracts reported above was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract.  All foreign currency forward contracts held by the Company as of July 1, 2011 mature within twelve months.  The mark-to-market adjustments are recorded in “Other expense (income) net” in the Company’s accompanying condensed consolidated statements of operations.

The following tables summarize the amount of total income or loss attributable to the changes in fair value of the instruments noted above:

		Three Months Ended July 1, 2011	Nine Months Ended July 1, 2011
	Location of (income) loss recognized in statement of operations	Amount of (income) loss recognized	Amount of (income) loss recognized

Rabbi trust assets	Other expense (income), net	$(19)	$(703)
Foreign currency forward contracts	Other expense (income), net	$(387)	$(719)

JOHNSON OUTDOORS INC.

		Three Months Ended July 2, 2010	Nine Months Ended July 2, 2010
	Location of (income) loss recognized in statement of operations	Amount of (income) loss recognized	Amount of (income) loss recognized

Rabbi trust assets	Other expense (income), net	$481	$(90)
Foreign currency forward contracts	Other expense (income), net	$323	$1,018

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.

During the three month period ended July 1, 2011, the Company recognized impairment of $293 on part of its manufacturing facility in Ferndale, Washington in order to write the asset down to its estimated fair value of $1,300.  The impairment charge was included in “Other expense (income), net” in the Company’s accompanying condensed consolidated statements of operations in the Watercraft segment.  This portion of the facility is anticipated to be sold within the next twelve months.

During the nine months ended July 2, 2010, the Company recognized impairment on a warehouse facility in Casarza – Ligure, Italy of $114 to write the asset down to its fair value of $656.  The impairment charge was included in the “Administrative management, finance and information systems” expense in the Company’s accompanying condensed consolidated statements of operations in the Diving segment.  This facility was sold in March 2010 for $634.

15      New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend fair value measurements and disclosures.  The guidance becomes effective for the Company on a prospective basis during its 2012 fiscal second quarter.  This guidance is intended to provide a consistent definition of fair value between International Financial Reporting Standards and U.S. GAAP and result in convergence of requirements for measurement of and disclosure about fair value.  The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements.  The guidance becomes effective on a retroactive basis for the Company’s fiscal year beginning September 29, 2012.  This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance will impact the presentation of the Company’s Condensed Consolidated Financial Statements, but it will have no effect on our financial condition, results of operations or cash flow.

JOHNSON OUTDOORS INC.

16      Segments of Business

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and nine month periods ended July 1, 2011 and July 2, 2010.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	July 1 2011	July 2 2010	July 1 2011	July 2 2010	October 1 2010
Net sales:
Marine electronics
Unaffiliated customers	$64,089	$61,879	$185,774	$156,924
Interunit transfers	83	87	242	233
Outdoor equipment
Unaffiliated customers	11,306	15,550	32,017	38,026
Interunit transfers	16	28	42	52
Watercraft
Unaffiliated customers	21,743	24,536	45,980	50,961
Interunit transfers	112	69	126	113
Diving
Unaffiliated customers	25,099	21,757	65,841	61,009
Interunit transfers	301	237	670	674
Other/Corporate	244	232	433	391
Eliminations	(512)	(421)	(1,080)	(1,072)
	$122,481	$123,954	$330,045	$307,311
Operating profit (loss):
Marine electronics	$8,994	$8,790	$22,194	$16,381
Outdoor equipment	1,597	2,490	3,750	5,155
Watercraft	1,061	2,873	(14)	1,862
Diving	2,179	1,805	3,323	2,021
Other/Corporate	(2,021)	(2,605)	(7,354)	(7,567)
	$11,810	$13,353	$21,899	$17,852
Total assets (end of period):
Marine electronics			$99,035	$91,542	$85,164
Outdoor equipment			23,175	20,808	23,192
Watercraft			45,031	42,632	34,420
Diving			75,676	69,349	70,388
Other/Corporate			15,080	12,557	13,592
			$257,997	$236,888	$226,756

JOHNSON OUTDOORS INC.

17     Subsequent Event

On July 11, 2011, the Company announced the purchase of certain assets of Waypoint Technologies, maker of Lake Master®, the premier brand of high definition electronic lake charts among anglers in the Northern United States, for approximately $4,000.  The purchase included Pro Map Technologies, the Lake Master® proprietary inland water survey techniques and bathymetric data processing technology and was funded with existing cash and credit facilities.  The Company believes the purchase, combined with the Company’s existing marine electronics products, will present new and innovative opportunities to enhance the fishing experience.  The Waypoint Technologies purchase will be included in the Company’s Marine Electronics segment. Valuation of the net assets acquired and the purchase price allocation will be completed within the next 12 months.

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and nine month periods ended July 1, 2011 and July 2, 2010. All monetary amounts, other than share and per share amounts, are stated in millions.

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

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 9, 2010 and the following:  changes in discretionary consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation and on cost-cutting and revenue enhancement initiatives; actions of and disputes with companies including companies that compete with the Company; the Company’s success in managing working capital and its on-going cost-structure reduction efforts; the Company’s success in meeting financial covenants in its credit arrangements with its lenders;; the risk that the Company’s lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment the lenders would be willing to provide; the risk of future writedowns of goodwill or other intangible assets; movements in foreign currencies or interest rates; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the Company’s success in restructuring certain of its operations; the Company’s success in implementing targeted sales growth initiatives; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Highlights

Excluding the effects of foreign currencies, the Company experienced a 4% decrease in net sales for the quarter ended July 1, 2011 over the same period in the prior year.  Continued strong sales for the Minn Kota® and Humminbird® brands were more than offset by significant declines over the prior year in the military tent and watercraft businesses.

Operating profit for the quarter ended July 1, 2011 was $11.8 million compared to $13.4 million over the same period in the prior year.  The marine electronics and diving businesses grew profits over the prior year period, but the lower volumes in the remaining businesses drove down overhead absorptions rates, resulting in lower gross margins which, on a consolidated basis, were down 0.2 points over the prior year. In addition, $0.6 million of higher operating expenses in the current period further reduced Company profits.

Seasonality

The Company’s business is seasonal in nature. The third quarter falls within the Company’s primary selling season for its outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last two fiscal years.

	Year Ended
	October 1, 2010		October 2, 2009
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit
December	18%	-24%	20%	-1918%
March	30%	55%	30%	2127%
June	32%	92%	32%	3888%
September	20%	-23%	18%	-3997%
	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 1	July 2	July 1	July 2
(millions)	2011	2010	2011	2010
Net sales:
Marine Electronics	$64.2	$62.0	$186.0	$157.2
Outdoor Equipment	11.3	15.6	32.1	38.1
Watercraft	21.9	24.6	46.1	51.0
Diving	25.4	22.0	66.6	61.7
Other/eliminations	(0.3)	(0.2)	(0.7)	(0.7)
Total	$122.5	$124.0	$330.1	$307.3
Operating profit (loss):
Marine Electronics	$9.0	$8.8	$22.2	$16.4
Outdoor Equipment	1.6	2.5	3.7	5.2
Watercraft	1.1	2.9	0.1	1.9
Diving	2.2	1.8	3.3	2.0
Other/eliminations	(2.1)	(2.6)	(7.4)	(7.6)
Total	$11.8	$13.4	$21.9	$17.9

See “Note 16 – Segments of Business” of the notes to the accompanying condensed consolidated financial statements for the definition of segment net sales and operating profit.

JOHNSON OUTDOORS INC.

Net Sales

Net sales on a consolidated basis for the three months ended July 1, 2011 were $122.5 million, a decrease of $1.5 million or 1% compared to $124.0 million for the three months ended July 2, 2010. Excluding the effects of foreign currencies, the Company experienced a 4% decrease in net sales for the quarter ended July 1, 2011 over the same period in the prior year.

Net sales for the three months ended July 1, 2011 for the Marine Electronics business were $64.2 million, up $2.2 million or 4% from $62.0 million in the prior year quarter. The Humminbird® brand saw significant growth in all distribution channels versus the prior year quarter due primarily to the continued success of side imaging sonar products and new down imaging sonar products.

Net sales for the Outdoor Equipment business were $11.3 million for the current quarter, a decrease of $4.3 million or 28% from the prior year quarter net sales of $15.6 million.  The decrease was driven primarily by a decline in military tent sales related to uncertainty surrounding the federal budget.

Net sales for the Watercraft business were $21.9 million, a decrease of $2.7 million or 11%, compared to $24.6 million in the prior year quarter due to declines in all sales channels and all brands which were driven by weak demand.

Diving net sales were $25.4 million this quarter versus $22.0 million in the prior year quarter, an increase of $3.4 million or 15%.  Increased demand in the United States and $2.3 million of favorable currency translation drove much of the increase in net sales in our Diving segment in the current quarter.

Net sales on a consolidated basis for the nine months ended July 1, 2011 were $330.1 million, an increase of $22.8 million or 7% compared to $307.3 million for the nine months ended July 2, 2010. Currency translation had a $4.3 million positive impact on consolidated net sales during the current period.

Net sales for the nine months ended July 1, 2011 for the Marine Electronics business were $186.0 million, up $28.8 million or 18% from $157.2 million in the prior year to date period. Currency translation had a positive $0.9 million impact on net sales in the Marine Electronics segment in the current year.  Year to date, both the Minn Kota® and Humminbird® brands have had growth of at least 20% over the prior year.  New products’ success drove double digit growth in both of these brands.

Outdoor Equipment net sales were $32.1 million for the current year to date period, a decrease of $6.0 million or 16% from the prior year to date period sales of $38.1 million.  As noted for the quarter, the decrease is primarily due to the decline in military tent shipments.

Net sales for the Watercraft business year to date period were $46.1 million, a decrease of $4.9 million or 10%, compared to $51.0 million in the prior year to date period.  Overall weakness in the paddle sports market and decreases in distribution largely drove the decrease in net sales in our Watercraft segment.  Currency translation had a $0.9 million positive impact on net sales in this segment in the current year to date period.

Net sales for the Diving business were $66.6 million year to date versus $61.7 million in the prior year to date period, an increase of $4.9 million or 8%.  Growth in the SUBGEAR® brand and general market recovery primarily drove the improvement in results on a year to date basis over the prior year period.  In addition, currency translation had a $2.2 million positive impact on net sales in this segment in the current year to date period.

Gross Profit Margin

Gross profit as a percentage of net sales was 41.3% on a consolidated basis for the three month period ended July 1, 2011 compared to 41.5% in the prior year quarter. The decrease in gross profit margin was primarily due to increased prices from suppliers and lower overhead absorption in the current year period.

Gross profit as a percentage of net sales was 40.6% on a consolidated basis for the nine month period ended July 1, 2011 compared to 40.1% in the prior year to date period.  The increase in gross profit margin in the current year to date period was primarily due to operating efficiencies from favorable volumes in the first half of the year.

JOHNSON OUTDOORS INC.

Operating Expenses

Operating expenses were $38.7 million for the quarter ended July 1, 2011, an increase of $0.6 million over the prior year quarter amount of $38.1 million.  Primary factors driving the increase in operating expenses the current year period were $1.5 million of unfavorable foreign currency effects and $1.2 million of increased legal expense largely due to significantly increased litigation costs for claims brought by the Company, offset in part by reduced incentive compensation expense.

Operating expenses were $112.2 million for the nine months ended July 1, 2011, an increase of $6.8 million over the prior year period amount of $105.4 million.  The increases over prior year were primarily due to $1.7 million of unfavorable foreign currency effects, higher volume-related and other expenses, and $2.1 million of increased legal expense largely due to significantly increased litigation costs for claims brought by the Company.  As a percentage of sales, year to date operating expenses in 2011 of 34.0% improved 30 basis points as compared to 34.3% in 2010.

Operating Profit

Operating profit on a consolidated basis for the three months ended July 1, 2011 was $11.8 million compared to $13.4 million in the prior year quarter, a decrease of $1.6 million.

Operating profit on a consolidated basis for the nine months ended July 1, 2011 was $21.9 million compared to an operating profit of $17.9 million in the prior year period, an increase of $4.0 million due to the factors impacting gross profit and operating expenses discussed above.

Interest

Interest expense totaled $1.0 million for the three months ended July 1, 2011, compared to $1.4 million in the corresponding period of the prior year.  For the nine months ended July 1, 2011, interest expense totaled $2.8 million compared to $4.0 million in the corresponding period of the prior year.  The decrease in both the quarter and year to date expense was due primarily to lower interest rate swap amortization costs and reduced interest rates as a result of the amendment to the Company’s revolving credit agreement.   See “Note 12 – Indebtedness” to the Company’s accompanying condensed consolidated financial statements for further discussion.

Interest income for the three and nine month periods ended July 1, 2011 and July 2, 2010 was less than $0.1 million.

Other Expense/Income

Other expense/income for the three months ended July 1, 2011 and July 2, 2010 was expense of $1.7 million and $0.6 million, respectively.  Included in this line item were foreign currency exchange losses of $1.8 million for the three month period ended July 1, 2011 and foreign currency exchange gains of $0.3 million for the three month period ended July 2, 2010.  The Company’s portfolio of foreign currency forward contracts resulted in gains of $0.4 million for the quarter ended July 1, 2011 and losses of $0.3 million for the quarter ended July 2, 2010.  Also included in this line item were market losses on the assets related to the Company’s non-qualified deferred compensation plan for the three months ended July 1, 2011 and July 2, 2010 of $0.0 million and $0.5 million, respectively.

Other expense/income for the nine months ended July 1, 2011 and July 2, 2010 was expense of $2.1 million and $0.1 million, respectively.  This line item included $0.8 million and $0.1 million of market gains and income on the assets related to the Company’s non-qualified deferred compensation plan for the nine month periods ended July 1, 2011 and July 2, 2010, respectively.  Foreign currency exchange resulted in losses of $3.3 million for the nine month period ended July 1, 2011 and gains of $0.8 million for the nine months ended July 2, 2010.  The Company’s foreign currency forward contracts resulted in gains of $0.7 million for the nine months ended July 1, 2011.  There were $1.0 million of losses on foreign currency forward contracts for the nine month period ended July 2, 2010.  See “Note 13 – Derivative Instruments and Hedging Activities” of the notes to the Company’s condensed consolidated financial statements for further discussion.

JOHNSON OUTDOORS INC.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and nine months ended July 1, 2011 was 10.8% and 9.8%, respectively, compared to 8.7% and 10.2%, respectively, in the corresponding periods of the prior year. The increase in the effective rate in the current year quarter versus that of the prior year quarter was primarily due to changes in the mix of income from generally lower tax jurisdictions in the prior year to relatively higher tax jurisdictions in the current year.  The decrease in the year to date effective rate versus the prior year to date period is primarily attributable to a tax benefit recognized in the prior quarter from a tax return election which allows the company to recover alternative minimum taxes paid for certain prior tax years.  The recovery is recorded as an income tax receivable as the appropriate tax return has been filed.

As a result of operating losses and economic uncertainty, the Company had a cumulative valuation allowance balance of $33.5 million as of July 1, 2011 with respect to deferred tax assets in the U.S. and certain foreign tax jurisdictions.  The Company is required to evaluate the appropriateness of these valuation allowances and may reverse some or all of these valuation allowances in future reporting periods if, based on the Company’s actual results and forecasts, future business prospects appear likely that recent improvements will continue, thus enabling the Company to realize its deferred tax assets.

Net Income

Net income for the three months ended July 1, 2011 was $8.1 million, or $0.83 per diluted common class A and B share, compared to $10.4 million, or $1.09 per diluted common class A and B share, for the corresponding period of the prior year.

Net income for the nine months ended July 1, 2011 was $15.4 million, or $1.58 per diluted common class A and B share, compared to $12.4 million, or $1.30 per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Cash, net of debt, was $7.7 million as of July 1, 2011 compared to debt, net of cash of $6.4 million as of July 2, 2010.  The Company's debt to total capitalization ratio was 13% as of July 1, 2011 down from 20% as of July 2, 2010. The Company’s total debt balance was $22.7 million as of July 1, 2011 compared to $31.9 million as of July 2, 2010.  See “Note 12 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $80.9 million as of July 1, 2011, an increase of $4.6 million compared to $76.3 million as of July 2, 2010. The change was primarily due to the effect of foreign currency translation which drove $3.7 million of the increase year over year.

Inventories, net of inventory reserves, were $73.7 million as of July 1, 2011, an increase of $11.4 million compared to $62.3 million as of July 2, 2010.  $4.2 million of the increase year over year was due to the effect of foreign currency translation.  The remaining increase was due primarily to inventory build in the Marine Electronics business as a result of sales growth year to date.

Accounts payable of $28.8 million at July 1, 2011 were $4.6 million higher than at the end of the prior year third quarter due primarily to the timing of payments.

JOHNSON OUTDOORS INC.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying condensed consolidated statements of cash flows, is summarized in the following table:

	Nine Months Ended
	July 1	July 2
	2011	2010
Cash (used for) provided by:
Operating activities	$(1.0)	$2.8
Investing activities	(6.0)	(5.0)
Financing activities	(1.0)	0.5
Effect of exchange rate changes on cash and cash equivalents	5.0	(0.7)
Decrease in cash and cash equivalents	$(3.0)	$(2.4)

Operating Activities

Cash used for operations totaled $1.0 million for the nine months ended July 1, 2011 compared with cash provided by operations of $2.8 million during the corresponding period of the prior fiscal year.  Higher earnings in the current year period were more than offset by cash used to pay bonus and profit sharing expenses and to build working capital to support increased production levels.  No bonus or profit sharing payments were made in the same nine month period of the prior year.

Amortization of deferred financing costs, depreciation and other amortization charges were $7.7 million for the nine month period ended July 1, 2011 compared to $7.4 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $6.0 million for the nine months ended July 1, 2011 and $5.0 million for the corresponding period of the prior year.  Cash usage in both the current and the prior year periods related entirely to capital expenditures.  The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2011 are expected to be funded by working capital or existing credit facilities.

On July 11, 2011, the Company announced the purchase of the assets of Waypoint Technologies, maker of Lake Master®, the premier brand of high definition electronic lake charts among anglers in the Northern United States, for approximately $4,000.  The purchase was funded with existing cash and credit facilities (see Note 17 - Subsequent Events).

Financing Activities

Cash flows used for financing activities totaled $1.0 million compared to cash provided by financing activities of $0.5 million for the nine month periods ended July 1, 2011 and July 2, 2010, respectively. The Company made principal payments on senior notes and other long-term debt of $1.2 million during the nine month period ended July 1, 2011 and $0.4 million during the nine month period ended July 2, 2010.

The Company had outstanding borrowings of $7.6 million on revolving credit facilities and current maturities of its long-term debt of $2.6 million as of July 1, 2011.  As of July 2, 2010, the Company had $15.4 million outstanding on revolving credit facilities and current maturities of long-term debt of $0.6 million.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $12.5 million and $15.7 million as of July 1, 2011 and July 2, 2010, respectively.

The Company’s term loans have maturity dates ranging from 15 to 25 years from the September 29, 2009 effective date of the agreements.  Each term loan requires monthly payments of principal and interest. Interest on $8.8 million of the aggregate outstanding amount of the term loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at July 1, 2011.

JOHNSON OUTDOORS INC.

Certain of the term loans covering $8.8 million of the aggregate borrowings are subject to a pre-payment penalty.  The penalty is currently 9% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the loan agreement.

On November 16, 2010, the Company and certain of its subsidiaries entered into amendments to their Revolving Credit Agreements (or “Revolvers”).  The amended terms of the Revolvers, maturing in November 2014, provide for funding of up to $75 million, with the option for an additional $25 million in maximum seasonal financing availability subject to the approval of the lenders. Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50 million from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down to $30 million for 60 consecutive days.  The amendments to the Revolvers reset the interest rate calculation each quarter, beginning with the quarter ended April 1, 2011, by instituting an applicable margin based on the Company’s leverage ratio for the trailing twelve month period.  The applicable margin ranges from 2.25% to 3.0%.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at July 1, 2011, based primarily on LIBOR plus 2.25%, was approximately 2.5%.

The Company’s remaining borrowing availability under the Revolvers was approximately $43.6 million at July 1, 2011.

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

Off Balance Sheet Arrangements

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding were $2.6 million at both July 1, 2011 and July 2, 2010.

The Company anticipates making contributions of $0.1 million to its defined benefit pension plans through September 30, 2011.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 1, 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the nine months ended July 1, 2011.

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
Signatures Dated: August 10, 2011
/s/ Helen P. Johnson Leipold
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
101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements*

______________________________________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)     This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.