Form 10-Q
period 2011-12-30
JOHNSON OUTDOORS INC
filed 2012-02-03
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

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

As of January 27, 2012, 8,652,186 shares of Class A and 1,215,842 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	December 30	December 31
(thousands, except per share data)	2011	2010
Net sales	$80,176	$78,700
Cost of sales	49,075	48,020
Gross profit	31,101	30,680
Operating expenses:
Marketing and selling	20,385	19,308
Administrative management, finance and information systems	10,838	9,091
Research and development	3,597	3,616
Total operating expenses	34,820	32,015
Operating loss	(3,719)	(1,335)
Interest income	(21)	(29)
Interest expense	596	853
Other expense (income), net	(1,192)	(6)
Loss before income taxes	(3,102)	(2,153)
Income tax benefit	(158)	(916)
Net loss	$(2,944)	$(1,237)
Weighted average common shares - Basic:
Class A	8,111	8,038
Class B	1,216	1,216
Participating securities	480	357
Weighted average common shares - Dilutive	9,807	9,611
Net loss per common share - Basic and Dilutive:
Class A	$(0.30)	$(0.13)
Class B	$(0.30)	$(0.13)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30 2011	September 30 2011	December 31 2010
(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,096	$44,514	$33,041
Accounts receivable, net	65,561	47,209	60,792
Inventories	79,015	68,462	84,190
Deferred income taxes	9,655	9,732	1,673
Other current assets	4,932	6,528	5,522
Total current assets	188,259	176,445	185,218
Property, plant and equipment, net of accumulated
depreciation of $95,397, $97,229, and $90,442, respectively	34,789	35,158	33,157
Deferred income taxes	19,455	19,531	4,138
Goodwill	14,471	14,651	13,794
Other intangible assets, net	5,155	5,403	5,482
Other assets	8,596	8,168	10,290
Total assets	$270,725	$259,356	$252,079
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$22,113	$-	$31,035
Current maturities of long-term debt	646	3,494	1,328
Accounts payable	29,745	28,339	30,036
Accrued liabilities:
Salaries, wages and benefits	11,045	14,286	11,073
Accrued warranty	5,260	5,155	5,195
Income taxes payable	915	1,635	141
Other accrued liabilities	11,957	12,091	13,191
Total current liabilities	81,681	65,000	91,999
Long-term debt, less current maturities	11,257	11,478	14,818
Deferred income taxes	218	348	678
Retirement benefits	9,924	10,074	8,362
Other liabilities	9,345	8,931	9,710
Total liabilities	112,425	95,831	125,567
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued and outstanding:	433	428	425
December 30, 2011, 8,652,186 September 30, 2011, 8,567,549 December 31, 2010, 8,506,100
Class B shares issued and outstanding:	61	61	61
December 30, 2011, 1,215,842 September 30, 2011, 1,215,842 December 31, 2010, 1,216,464
Capital in excess of par value	62,229	61,521	60,164
Retained earnings	79,739	82,683	48,802
Accumulated other comprehensive income	15,936	18,832	17,061
Treasury stock at cost, shares of Class A common
stock: 6,105, 0, and 172, respectively	(98)	-	(1)
Total shareholders' equity	158,300	163,525	126,512
Total liabilities and shareholders' equity	$270,725	$259,356	$252,079

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	December 30 2011	December 31 2010

CASH USED FOR OPERATING ACTIVITIES
Net loss	$(2,944)	$(1,237)
Adjustments to reconcile net loss to net cash used for
operating activities:
Depreciation	2,418	2,186
Amortization of intangible assets	176	175
Amortization of deferred financing costs	61	60
Stock based compensation	375	223
Amortization of deferred loss on interest rate swap	213	278
Deferred income taxes	90	(586)
Change in operating assets and liabilities:
Accounts receivable, net	(18,874)	(14,016)
Inventories, net	(11,382)	(12,334)
Accounts payable and accrued liabilities	(2,350)	1,636
Other current assets	17	384
Other non-current assets	(488)	(117)
Other long-term liabilities	373	232
Other operating cash flow, net	287	-
	(32,028)	(23,116)
CASH USED FOR INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,974)	(1,617)
Proceeds from sales of property, plant and equipment	1,208	-
	(766)	(1,617)
CASH PROVIDED BY FINANCING ACTIVITIES
Net proceeds from short-term notes payable and revolving credit lines	22,113	23,482
Principal payments on senior notes and other long-term debt	(3,069)	(110)
Deferred financing costs paid to lenders	-	(133)
Common stock transactions	252	169
Purchases of treasury stock	(98)	-
	19,198	23,408
Effect of foreign currency fluctuations on cash	(1,822)	1,050
Decrease in cash and cash equivalents	(15,418)	(275)
CASH AND CASH EQUIVALENTS
Beginning of period	44,514	33,316
End of period	$29,096	$33,041

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1      BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of December 30, 2011 and December 31, 2010, and the results of operations and cash flows for the three months then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 which was filed with the Securities and Exchange Commission on December 16, 2011.

Certain prior year amounts have been reclassified to conform to the December 30, 2011 presentation.  These reclassifications were made in order to singularly present accrued warranties in the accompanying condensed consolidated balance sheets.

Due to seasonal variations and other factors, the results of operations for the three months ended December 30, 2011 are not necessarily indicative of the results to be expected for the Company's full 2012 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of financial Condition and Results of Operations for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2      ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $3,195, $3,076 and $2,937 for the periods ended December 30, 2011, September 30, 2011 and December 31, 2010, respectively. The increase in net accounts receivable to $65,561 as of December 30, 2011 from $47,209 as of September 30, 2011 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

3      EARNINGS PER SHARE (“EPS”)

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

For the three month periods ended December 30, 2011 and December 31, 2010, basic loss per share for Class A and Class B shares has been presented using the two class method as described above and is the same due to the cumulative net losses incurred in each period presented.

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

For the three month periods ended December 30, 2011 and December 31, 2010 the effect of stock options and non-vested stock is excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 17,558 and 81,370 for the three months ended December 30, 2011 and December 31, 2010, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 480,330 and 357,934 for the three months ended December 30, 2011 and December 31, 2010, respectively.

4      STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan (“the 2010 Plan”) and the 2003 Non-Employee Director Stock Ownership Plan there were 853,319 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at December 30, 2011.

Stock Options
All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

JOHNSON OUTDOORS INC.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three month period ended December 30, 2011 or December 31, 2010.

A summary of stock option activity related to the Company’s stock ownership plans is shown below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2011	68,590	$10.37	1.1	$397
Granted	-	-		-
Exercised	(34,000)	7.42		268
Cancelled	(1,834)	7.42		15
Outstanding and exercisable at December 30, 2011	32,756	$13.60	1.7	$102

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.35 as of December 30, 2011, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $252 and $159 for the three month periods ending December 30, 2011 and December 31, 2010, respectively.

Non-vested Stock
All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.

The Company granted 56,742 shares of non-vested stock with a total grant date fair value of $912 during the three month period ended December 30, 2011 and 112,787 shares with a total value of $1,473 during the three month period ended December 31, 2010.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s shares traded.

Stock compensation expense, net of forfeitures, related to non-vested stock was $375 and $223 during the three month periods ended December 30, 2011 and December 31, 2010, respectively.  The intrinsic value of shares vesting was $486 during the three month period ending December 30, 2011.  There was no vesting of shares during the three month period ending December 31, 2010.  There were no shares of non-vested restricted stock forfeited during the three month periods ending December 30, 2011 and December 31, 2010.

Non-vested stock issued and outstanding as of December 30, 2011 and December 31, 2010 totaled 499,254 and 437,959 shares, having a gross unamortized value of $3,427 and $3,392, respectively, which amount will be amortized to expense through November 2016 or adjusted for changes in future estimated or actual forfeitures.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of non-vested shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 6,105 during the three month period ended December 30, 2011.  No shares were tendered back to the Company during the three month period ended December 31, 2010.

JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the three months ended December 30, 2011 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 30, 2011	472,761	$11.86
Non-vested stock grants	56,742	$16.08
Non-vested stock cancelled	-	-
Restricted stock vested	(30,249)	$18.45
Non-vested stock at December 30, 2011	499,254	$11.94

Employees’ Stock Purchase Plan
The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan.  The Employees’ Stock Purchase Plan provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period under the plan, whichever is lower. The Company did not issue any shares under the Employees’ Stock Purchase Plan and no expense was recognized during the three month periods ended December 30, 2011 and December 31, 2010.

5      PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three months ended December 30, 2011 and December 31, 2010, respectively, were as follows:

	Three Months Ended
	December 30 2011	December 31 2010
Components of net periodic benefit cost:
Service cost	$-	$-
Interest on projected benefit obligation	251	248
Less estimated return on plan assets	241	243
Amortization of unrecognized net income	45	24
Net amount recognized	$55	$29

6      INCOME TAXES

The Company’s effective tax rate for the three months ended December 30, 2011 was 5.1% compared to 42.5% in the corresponding period of the prior year. During the first quarter of fiscal year 2012, the Company recognized a tax benefit of $158 on a loss before income tax of $3,102. The three month quarter-over-quarter decrease in the Company’s effective tax rate was due to the lack of tax benefit available at December 30, 2011 for entities that have a valuation allowance, primarily in non-U.S. jurisdictions.  In addition, at December 31, 2010 the Company recognized a tax benefit attributable to a tax return election which allowed the Company to recover alternative minimum taxes paid for certain prior tax years.

JOHNSON OUTDOORS INC.

During the three months ended December 30, 2011, the Company continued to maintain a valuation allowance in Japan, Italy, Spain, the United Kingdom, and France. The Company would ordinarily recognize a tax expense/benefit on operating income/loss in these jurisdictions; however, due to the recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets in these jurisdictions, the Company continues to adjust its valuation allowances resulting in effectively no recorded federal tax expense or benefit in these jurisdictions.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  The Company is projecting an increase to income tax expense of approximately $276 for the 2012 fiscal year related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is projecting accrued interest, for the Company’s fiscal year ending September 28, 2012, of $114.

The Company is currently undergoing income tax examinations in the Netherlands and in Canada.  The Company has been notified that the U.S. will begin an income tax examination of the 2010 tax year.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2008-2011
Canada	2007-2011
France	2008-2011
Germany	2009-2011
Italy	2006-2011
Japan	2009-2011
Switzerland	2001-2011

7      INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	December 30	September 30	December 31
	2011	2011	2010
Raw materials	$27,385	$24,260	$29,712
Work in process	1,851	1,780	1,817
Finished goods	49,779	42,422	52,661
	$79,015	$68,462	$84,190

JOHNSON OUTDOORS INC.

8      GOODWILL

The changes in goodwill during the three months ended December 30, 2011 and December 31, 2010, respectively, were as follows:

	December 30	December 31
	2011	2010
Balance at beginning of period	$14,651	$13,729
Amount attributable to movements in foreign currency	(180)	65
Balance at end of period	$14,471	$13,794

9      WARRANTIES

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the three months ended December 30, 2011 and December 31, 2010, respectively.

	December 30 2011	December 31 2010
Balance at beginning of period	$5,155	$4,589
Expense accruals for warranties issued during the period	970	1,286
Less current period warranty claims paid	865	680
Balance at end of period	$5,260	$5,195

10    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and changes in shareholders’ equity from non-owner sources. For the three month periods ended December 30, 2011 and December 31, 2010, the difference between net income and comprehensive income consisted primarily of cumulative foreign currency translation adjustments and amortization of the effective portion of an interest rate swap that had been designated as a cash flow hedge.  The strengthening of the U.S. dollar against the Swiss franc and the euro was the primary driver of the Company's currency translation loss for the three month period ended December 30, 2011.  The weakening of the U.S. dollar versus worldwide currencies drove the Company's currency translation gain for the three month period ended December 31, 2010.

The income on the cash flow hedge for the three month periods ended December 30, 2011 and December 31, 2010 was the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 14 – Derivative Instruments and Hedging Activities”).

Comprehensive income (loss) for the respective periods consisted of the following:

	Three Months Ended
	December 30	December 31
	2011	2010
Net loss	$(2,944)	$(1,237)
Currency translation (loss) gain	(3,109)	710
Income from cash flow hedge	213	278
Comprehensive income (loss)	$(5,840)	$(249)

JOHNSON OUTDOORS INC.

11     ACQUISITIONS

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

As part of the acquisition, the Company acquired a bathymetry database valued at $2,000 which was included in property, plant and equipment.  The trademark acquired in the transaction was determined to have an indefinite life.  The Company recognized goodwill as a result of the acquisition related to expected synergies with the Company’s existing Marine Electronics businesses.  The goodwill acquired as a part of this acquisition is deductible for tax purposes. The acquisition was accounted for using the acquisition method and, accordingly, the Company’s consolidated financial statements include the results of the acquired business’ operations since the date of acquisition.  The Company has not presented pro forma financial information with respect to the acquisition due to the immateriality of the transaction.

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

On July 10, 2007, after considering the costs, risks and business distractions associated with continued litigation, the Company reached a settlement agreement with Confluence Holdings Corp. that ended a long-standing intellectual property dispute between the two companies. The Company has made claims with its insurance carriers to recover the $4,400 settlement, plus litigation costs (approximately $1,300). This matter is presently the subject of litigation in the U.S. District Court for the Eastern District of Wisconsin. The Company is unable to estimate the outcome of the litigation with its insurance carriers, including the amount of the insurance recovery, if any, at this time and, accordingly, has not recorded a receivable for this matter.

JOHNSON OUTDOORS INC.

13     INDEBTEDNESS

Debt was comprised of the following at December 30, 2011, September 30, 2011, and December 31, 2010:

	December 30 2011	September 30 2011	December 31 2010
Term loans	$11,347	$14,367	$15,395
Revolvers	22,113	-	31,035
Other	556	605	751
Total debt	34,016	14,972	47,181
Less current maturities	646	3,494	1,328
Less Revolvers	22,113	-	31,035
Total long-term debt	$11,257	$11,478	$14,818

During the fiscal first quarter of 2012, the Company repaid $3,069 of long term debt, including $2,932 related to the sale of a property in Ferndale, Washington, which was pledged as collateral under this term loan.

Term Loans
The Company’s term loans have maturity dates ranging from 15 to 25 years from the September 29, 2009 effective date of the underlying agreements.  Each term loan requires monthly payments of principal and interest. Interest on $8,685 of the aggregate outstanding amount of the term loans is based on the prime rate plus 2.0%, and the remainder is based on the prime rate plus 2.75%.  The prime rate was 3.25% at December 30, 2011.

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

Certain of the term loans covering $8,685 of the aggregate borrowings are subject to a pre-payment penalty.  The penalty is currently 8% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

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

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at December 30, 2011, based primarily on LIBOR plus 2.25%, was approximately 2.75%.

JOHNSON OUTDOORS INC.

The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The Company’s remaining borrowing availability under the Revolvers was approximately $28,500 at December 30, 2011.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 30, 2011 or December 30, 2010.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $2,103 and $2,568 at December 30, 2011 and December 31, 2010, respectively.  The Company had no unsecured lines of credit as of December 30, 2011 or December 31, 2010.

Aggregate scheduled maturities of long-term debt as of December 30, 2011, for the remainder of fiscal 2012 and subsequent fiscal years, were as follows:

Fiscal Year
2012	$480
2013	679
2014	667
2015	526
2016	544
Thereafter	9,007
Total	$11,903

Interest paid was $326 and $355 for the three month periods ended December 30, 2011 and December 31, 2010, respectively.

The weighted average borrowing rate for short-term debt was approximately 2.8% and 4.0% for the three months ended December 30, 2011 and December 31, 2010, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of December 30, 2011 and December 31, 2010 was approximately $11,257 and $14,818, respectively.

14    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 25% of the Company’s revenues for the three month period ended December 30, 2011 were denominated in currencies other than the U.S. dollar. Approximately 13% were denominated in euros, with the remaining 12% denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

JOHNSON OUTDOORS INC.

The Company mitigates a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company uses such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including for inventory, denominated in foreign currencies. None of the Company’s derivative financial instruments have been designated as hedging instruments.

As of December 30, 2011, the Company held a foreign currency forward contract with a notional value of 5,400 Swiss francs.  See “Note 15 – Fair Value Measurements” for information regarding the fair value and financial statement presentation of these derivatives.

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

On January 2, 2009, the Company’s then effective interest rate swap contract became ineffective as a hedging instrument.  Prior to becoming ineffective, the effective portion of the Company’s interest rate swap contract was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective, $5,937 of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the swap were recorded directly to interest expense in the Company’s statements of operations. The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that all of the $714 remaining in AOCI at December 30, 2011 will be amortized into interest expense over the next 12 months.

The Company held no interest rate swap contracts in fiscal 2011 and as of December 30, 2011, the Company was unhedged with respect to interest rate risk on its floating rate debt.

JOHNSON OUTDOORS INC.

The following discloses the location of loss reclassified from AOCI into net income related to derivative instruments during the three month periods ended December 30, 2011 and December 31, 2010:

	Three Months Ended
	December 30	December 31
Loss reclassified from AOCI into:	2011	2010

Interest expense	$213	$278

The following discloses the location and amount of income or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the three month periods ended December 30, 2011 and December 31, 2010:

		Three Months Ended
Derivatives not designated as hedging instruments	Location of loss (gain) recognized in statement of operations	December 30 2011	December 31 2010

Foreign exchange forward contracts	Other expense (income), net	$225	$(505)

15   FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at December 30, 2011, September 30, 2011 and December 31, 2010 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

Valuation Techniques

Over the Counter Derivative Contracts
The value of over the counter derivative contracts, such as interest rate swaps and foreign currency forward contracts, are derived using pricing models, which take into account the contract terms, as well as other inputs, including, where applicable, the notional values of the contracts, payment terms, maturity dates, credit risk, interest rate yield curves, and contractual and market currency exchange rates.  The fair value of the foreign exchange forward contracts reported above was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract.  All foreign currency forward contracts held by the Company as of December 30, 2011 mature within twelve months.  The mark-to-market adjustments are recorded in “Other expense (income) net” in the Company’s accompanying Condensed Consolidated Statements of Operations.

JOHNSON OUTDOORS INC.

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  The mark to market adjustments are recorded in “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

Goodwill and Other Intangible Assets
In assessing the recoverability of the Company’s goodwill and other indefinite lived intangible assets, the Company estimates the future discounted cash flows of the businesses to which the goodwill relates.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  In determining estimated future cash flows, the Company makes assumptions regarding anticipated financial position, future earnings, and other factors to determine the fair value of the respective assets.

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of December 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$6,085	$-	$-	$6,085
Foreign currency forward contracts	$-	$33	$-	$33

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

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$5,693	$-	$-	$5,693
Foreign currency forward contracts	$-	$492	$-	$492

JOHNSON OUTDOORS INC.

The following tables summarize the amount of total income or loss attributable to the changes in fair value of the instruments noted above:

		Three Months Ended
		December 30	December 31
		2011	2010
	Location of (income) loss recognized in statement of operations	Amount of (income) loss recognized	Amount of (income) loss recognized

Rabbi trust assets	Other expense (income), net	$(394)	$(397)
Foreign currency forward contracts	Other expense (income), net	225	(505)

There were no assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for the three month periods ended December 30, 2011 and December 31, 2010.

16    NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend fair value measurements and disclosures.  The guidance becomes effective for the Company on a prospective basis during its 2012 fiscal second quarter.  This guidance is intended to provide a consistent definition of fair value between International Financial Reporting Standards and U.S. GAAP and results in convergence of requirements for measurement of and disclosure about fair value.  The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In December 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements.  The guidance becomes effective on a retroactive basis for the Company’s fiscal year beginning September 29, 2012.  This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance will impact the presentation of the Company’s Condensed Consolidated Financial Statements, but it will have no effect on our financial condition, results of operations or cash flow.

17    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three month periods ended December 30, 2011 and December 31, 2010.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended
	December 30 2011	December 31 2010	September 30 2011
Net sales:
Marine electronics
Unaffiliated customers	$47,750	$42,910
Interunit transfers	21	35
Outdoor equipment
Unaffiliated customers	6,273	10,448
Interunit transfers	17	8
Watercraft
Unaffiliated customers	7,475	6,126
Interunit transfers	10	9
Diving
Unaffiliated customers	18,620	19,162
Interunit transfers	138	190
Other/Corporate	58	54
Eliminations	(186)	(242)
	$80,176	$78,700
Operating profit (loss):
Marine electronics	$2,073	$378
Outdoor equipment	(252)	1,501
Watercraft	(2,458)	(1,743)
Diving	(98)	1,151
Other/Corporate	(2,984)	(2,622)
	$(3,719)	$(1,335)
Total assets (end of period):
Marine electronics	$122,509	$106,456	$ 101,739
Outdoor equipment	17,157	21,317	24,046
Watercraft	35,838	38,315	34,614
Diving	68,087	70,268	67,969
Other/Corporate	27,134	15,723	30,988
	$270,725	$252,079	$ 259,356

18    SIGNIFICANT EVENT

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

The Company has incurred approximately $2,871 of cumulative costs related to the clean up and repair of the facility and equipment, losses of inventory and fixed assets, rental of temporary office space for administrative and R&D personnel and payroll expenses for labor idled due to the flood.  The Company has received $2,200 of cumulative insurance reimbursements associated with these costs and has recorded a receivable with its insurers of $396 as of December 30, 2011.  During the three month period ended December 30, 2011, the Company has recognized an expense of $19 in the Administrative, finance and information systems expense line in the Outdoor Equipment segment.

The Company is still negotiating further insurance recoveries under its business continuation and fixed asset replacement policies related to this event.  The amount of these recoveries, if any, can not be estimated at December 30, 2011.  Any such recoveries will be recorded as income upon the resolution of gain contingencies.

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three month periods ended December 30, 2011 and December 31, 2010. All monetary amounts, other than share and per share amounts, are stated in millions.

Our MD&A is presented in the following sections:

●	Forward Looking Statements
●	Trademarks
●	Overview
●	Results of Operations
●	Liquidity and Financial Condition
●	Off Balance Sheet Arrangements
●	Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 which was filed with the Securities and Exchange Commission on December 16, 2011.

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

Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 16, 2011 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms and focus on innovation; litigation costs related to actions of and disputes with companies, including companies that compete with the Company; the Company’s success in its working capital management and cost-structure reductions; the Company’s success in meeting financial covenants in its credit arrangements with its lenders; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to outstanding litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Highlights

The Company experienced a 2% increase in net sales for the quarter ended December 30, 2011 over the same period in the prior year driven by strong sales of the Humminbird® brand which more than offset significant declines in the military tent business.

Operating loss for the quarter ended December 30, 2011 was $3.7 million compared to $1.3 million in the same period in the prior year.  Lower gross margins and $2.8 million of higher operating expenses in the current period, however resulted in reduced profits.

Seasonality

The Company’s business is seasonal in nature. Quarterly sales are typically lowest during the first quarter of the fiscal year as the Company ramps up production in preparation for the primary selling season for its outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last two fiscal years.

	Year Ended
	September 30, 2011		October 1, 2010
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	-8%	18%	-24%
March	32%	65%	30%	55%
June	30%	67%	32%	92%
September	19%	-24%	20%	-23%
	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below are summarized as follows:

	Three Months Ended
	December 30	December 31
(millions)	2011	2010
Net sales:
Marine Electronics	$47.8	$42.9
Outdoor Equipment	6.3	10.5
Watercraft	7.5	6.1
Diving	18.7	19.4
Other/eliminations	(0.1)	(0.2)
Total	$80.2	$78.7
Operating profit (loss):
Marine Electronics	$2.1	$0.4
Outdoor Equipment	(0.3)	1.5
Watercraft	(2.5)	(1.7)
Diving	(0.1)	1.1
Other/eliminations	(2.9)	(2.6)
Total	$(3.7)	$(1.3)

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Net sales on a consolidated basis for the three months ended December 30, 2011 were $80.2 million, an increase of $1.5 million or 2% compared to $78.7 million for the three months ended December 31, 2010. Foreign currency translation had virtually no effect on sales this quarter.

Net sales for the three months ended December 30, 2011 for the Marine Electronics business were $47.8 million, up $4.9 million or 11% from $42.9 million in the prior year quarter. The Humminbird® brand grew significantly versus the prior year quarter due primarily to the continued success of its side imaging® and down imagingTM sonar products.

Net sales for the Outdoor Equipment business were $6.3 million for the current quarter, a decrease of $4.2 million or 40% from the prior year quarter net sales of $10.5 million.  The decrease was driven primarily by a 66% decline in military tent sales related to federal spending cuts in the United States.

Net sales for the Watercraft business were $7.5 million, an increase of $1.4 million or 23%, compared to $6.1 million in the prior year quarter.  The increase was driven in large part by year-end close-outs in the sporting goods channel as specialty channel revenues held steady.

Diving net sales were $18.7 million this quarter versus $19.4 million in the prior year quarter, a decrease of $0.7 million or 4%.  Economic uncertainty in southern Europe drove sales down, more than offsetting increases in the U.S. and Asian markets.

JOHNSON OUTDOORS INC.

Gross Profit Margin

Gross profit as a percentage of net sales was 38.8% on a consolidated basis for the three month period ended December 30, 2011 compared to 39.0% in the prior year quarter. Margins improved in the Marine Electronics business due to strong volumes and a favorable product mix, but were more than offset by declines in the other businesses which margins were driven lower by close out promotions and lower volumes.

Operating Expenses

Operating expenses were $34.8 million for the quarter ended December 30, 2011, an increase of $2.8 million over the prior year quarter amount of $32.0 million due in part to higher volume related expenses.  Other factors in the increase were $0.8 million of severance costs, a $0.4 million increase in legal expense and the $0.3 million donation of an unused building to the city of Old Town, Maine.

Operating Loss

Operating loss on a consolidated basis for the three months ended December 30, 2011 was $3.7 million compared to an operating loss of $1.3 million in the prior year quarter, a downward change of $2.4 million driven by the impact of the factors noted above.

Interest

Interest expense totaled $0.6 million for the three months ended December 30, 2011, compared to $0.9 million in the corresponding period of the prior year.  The decrease was due primarily to lower debt balances in the most recent quarter.

Interest income for each of the three month periods ended December 30, 2011 and December 31, 2010 was less than $0.1 million.

Other Expense/Income

Included in other expense/income for the three months ended December 30, 2011 was foreign currency exchange gains of $0.7 million compared to losses of $0.5 million for the three months ended December 31, 2010.  In addition, the Company’s foreign currency forward contracts resulted in losses of $0.2 million for the quarter ended December 30, 2011 versus gains of $0.5 million for the quarter ended December 31, 2010.  Also included in this line item were market gains and income on the assets related to the Company’s non-qualified deferred compensation plan of $0.5 million in both three month periods ended December 30, 2011 and December 31, 2010.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three month period ended December 30, 2011 was 5.1% compared to 42.5% in the corresponding period of the prior year. The decrease in the effective rate in the current year quarter versus that of the prior year quarter was due to the lack of tax benefits available at December 30, 2011 for entities that have a valuation allowance, primarily in non-U.S. jurisdictions.  In addition, at December 31, 2010 the Company recognized a tax benefit attributable to a tax return election which allowed the Company to recover alternative minimum taxes paid for certain prior tax years.

Net Loss

Net loss for the three months ended December 30, 2011 was $2.9 million, or $0.30 per diluted common class A and B share, compared to $1.2 million, or $0.13 per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Debt, net of cash, was $4.9 million as of December 30, 2011 compared to $14.1 million as of December 31, 2010.  The decrease was driven in large part by strong operating cash flow over the preceding twelve months.  The Company's debt to total capitalization ratio was 18% as of December 30, 2011 down from 27% as of December 31, 2010. The Company’s total debt balance was $34.0 million as of December 30, 2011 compared to $47.2 million as of December 31, 2010.  See “Note 13 – Indebtedness” in the notes to the Company’s accompanying Condensed Consolidated Financial Statements for further discussion.

JOHNSON OUTDOORS INC.

Accounts receivable, net of allowance for doubtful accounts, were $65.6 million as of December 30, 2011, an increase of $4.8 million compared to $60.8 million as of December 31, 2010. The year over year change was primarily related to higher sales in the Marine Electronics business.

Inventories, net of inventory reserves, were $79.0 million as of December 30, 2011, a decrease of $5.2 million compared to $84.2 million as of December 31, 2010.  The decrease was primarily driven by reductions in inventory in the Watercraft business.

Accounts payable of $29.7 million at December 31, 2011 were $0.3 million lower than at the end of the prior year first quarter.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Three Months Ended
	December 30	December 31
	2011	2010
Cash (used for) provided by:
Operating activities	$(32.0)	$(23.1)
Investing activities	$(0.8)	(1.6)
Financing activities	$19.2	23.4
Effect of exchange rate changes on cash and cash equivalents	$(1.8)	1.0
Decrease in cash and cash equivalents	$(15.4)	$(0.3)

Operating Activities

Cash used for operations totaled $32.0 million for the three months ended December 30, 2011 compared with cash used for operations of $23.1 million during the corresponding period of the prior fiscal year.  The greater increase in accounts receivable during the first quarter of the current year as well as a decrease in accounts payable during the same period drove the majority of the variance year over year.

Amortization of deferred financing costs, depreciation and other amortization charges were $2.7 million for the three month period ended December 30, 2011 compared to $2.4 million for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $0.8 million for the three months ended December 30, 2011 and $1.6 million for the corresponding period of the prior year.  Cash usage in the current and the prior year periods related to capital expenditures was $1.9 million and $1.6 million, respectively.  The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2012 are expected to be funded by working capital or existing credit facilities.  In addition, the Company received proceeds of $1.2 million in the three month period ending December 30, 2011 related to the sale of a property in Ferndale, Washington.

Financing Activities

Cash flows provided by financing activities totaled $19.2 million compared to $23.4 million for the three month periods ended December 30, 2011 and December 31, 2010, respectively. The Company made principal payments on senior notes and other long-term debt of $3.1 million during the three month period ended December 31, 2011 which included the repayment of approximately $2.9 million of term loans resulting from the sale of a property in Ferndale, Washington, which was pledged as collateral under the related term loan. For the three month period ended December 31, 2010, the Company made principal payments on senior notes and other long-term debt of $0.1 million.

JOHNSON OUTDOORS INC.

The Company had outstanding borrowings of $22.1 million on revolving credit facilities and current maturities of its long-term debt of $0.6 million as of December 30, 2011.  As of December 31, 2010, the Company had $31.0 million outstanding on revolving credit facilities and current maturities of long-term debt of $1.3 million.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $11.3 million and $14.8 million as of December 30, 2011 and December 31, 2010, respectively.

The Company’s term loans have maturity dates ranging from 15 to 25 years from the September 29, 2009 effective date of the agreements.  Each term loan requires monthly payments of principal and interest. Interest on $8.7 million of the aggregate outstanding amount of the term loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at December 30, 2011.

Certain of the term loans covering $8.7 million of the aggregate borrowings are subject to a pre-payment penalty.  The penalty is currently 8% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

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

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at December 30, 2011, based primarily on LIBOR plus 2.25%, was approximately 2.75%.

The Company’s remaining borrowing availability under the Revolvers was approximately $28.5 million at December 30, 2011.

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

Off Balance Sheet Arrangements

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding were $2.1 million and $2.6 million at December 30, 2011 and December 31, 2010, respectively.

The Company anticipates making contributions of $0.8 million to its defined benefit pension plans through September 28, 2012.

JOHNSON OUTDOORS INC.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2011 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended December 30, 2011.

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
Signatures Dated: February 3, 2012
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
101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements*

________________________________

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.