Form 10-Q
period 2012-03-30
JOHNSON OUTDOORS INC
filed 2012-05-04
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

As of April 27, 2012, 8,671,146 shares of Class A and 1,215,842 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I    FINANCIAL INFORMATION
Item 1.     Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	March 30	April 1	March 30	April 1
(thousands, except per share data)	2012	2011	2012	2011
Net sales	$128,726	$128,864	$208,902	$207,564
Cost of sales	78,199	75,931	127,274	123,951
Gross profit	50,527	52,933	81,628	83,613
Operating expenses:
Marketing and selling	25,281	27,500	45,666	46,808
Administrative management, finance and information systems	11,200	10,485	22,038	19,576
Litigation settlement recovery	(3,500)	-	(3,500)	-
Research and development	3,565	3,524	7,162	7,140
Total operating expenses	36,546	41,509	71,366	73,524
Operating profit	13,981	11,424	10,262	10,089
Interest income	(10)	(18)	(31)	(47)
Interest expense	817	1,011	1,413	1,864
Other (income) expense, net	(104)	343	(1,296)	337
Income before income taxes	13,278	10,088	10,176	7,935
Income tax expense	5,995	1,602	5,837	686
Net income	$7,283	$8,486	$4,339	$7,249

Weighted average common shares - Basic:
Class A	8,162	8,044	8,136	8,041
Class B	1,216	1,216	1,216	1,216
Dilutive stock options	4	29	11	36
Weighted average common shares - Dilutive	9,382	9,289	9,363	9,293
Net income per common share - Basic:
Class A	$0.75	$0.89	$0.45	$0.76
Class B	$0.68	$0.80	$0.40	$0.69
Net income per common share - Diluted:
Class A	$0.74	$0.87	$0.44	$0.75
Class B	$0.74	$0.87	$0.44	$0.75

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30 2012	September 30 2011	April 1 2011
(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,649	$44,514	$28,580
Accounts receivable, net	111,357	47,209	112,902
Inventories	79,304	68,462	84,754
Deferred income taxes	9,674	9,732	1,601
Other current assets	3,824	6,528	4,541
Total current assets	233,808	176,445	232,378
Property, plant and equipment, net of accumulated
depreciation of $94,776, $97,229, and $93,384, respectively	34,982	35,158	33,029
Deferred income taxes	15,074	19,531	3,829
Goodwill	14,596	14,651	13,919
Other intangible assets, net	5,043	5,403	5,558
Other assets	9,377	8,168	10,699
Total assets	$312,880	$259,356	$299,412
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$39,776	$-	$56,498
Current maturities of long-term debt	3,091	3,494	1,333
Accounts payable	39,467	28,339	32,473
Accrued liabilities:
Salaries, wages and benefits	10,800	14,286	11,328
Accrued warranty	5,618	5,155	6,122
Income taxes payable	2,078	1,635	1,362
Other	14,417	12,091	18,209
Total current liabilities	115,247	65,000	127,325
Long-term debt, less current maturities	8,604	11,478	14,609
Deferred income taxes	245	348	719
Retirement benefits	9,880	10,074	7,987
Other liabilities	10,476	8,931	9,770
Total liabilities	144,452	95,831	160,410
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued and outstanding:	433	428	426
March 30, 2012, 8,671,146 September 30, 2012, 8,567,549 April 1, 2011, 8,516,404
Class B shares issued and outstanding:	61	61	61
March 30, 2012, 1,215,842 September 30, 2012, 1,215,842 April 1, 2011, 1,216,464
Capital in excess of par value	62,793	61,521	60,694
Retained earnings	87,022	82,683	57,288
Accumulated other comprehensive income	18,119	18,832	20,534
Treasury stock at cost, shares of Class A common
stock: 0, 0, and 172, respectively	-	-	(1)
Total shareholders' equity	168,428	163,525	139,002
Total liabilities and shareholders' equity	$312,880	$259,356	$299,412

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	March 30 2012	April 1 2011

CASH USED FOR OPERATING ACTIVITIES
Net income	$4,339	$7,249
Adjustments to reconcile net income to net cash used for
operating activities:
Depreciation	5,292	4,405
Amortization of intangible assets	319	373
Amortization of deferred financing costs	122	138
Stock based compensation	920	720
Amortization of deferred loss on interest rate swap	484	612
Deferred income taxes	153	(58)
Change in operating assets and liabilities:
Accounts receivable, net	(64,215)	(65,064)
Inventories, net	(11,024)	(11,705)
Accounts payable and accrued liabilities	15,238	10,877
Other current assets	1,160	1,513
Other non-current assets	(1,342)	(606)
Other long-term liabilities	1,446	(169)
Other, net	317	20
	(46,791)	(51,695)
CASH USED FOR INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,962)	(3,752)
Proceeds from sales of property, plant and equipment	1,208	-
	(3,754)	(3,752)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	39,763	48,930
Principal payments on senior notes and other long-term debt	(3,277)	(323)
Deferred financing costs paid to lenders	-	(133)
Common stock transactions	338	203
Purchases of treasury stock	(98)	-
	36,726	48,677
Effect of foreign currency rate changes on cash	(1,046)	2,034
Decrease in cash and cash equivalents	(14,865)	(4,736)
CASH AND CASH EQUIVALENTS
Beginning of period	44,514	33,316
End of period	$29,649	$28,580

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of March 30, 2012 and April 1, 2011, and the results of operations for the three and six months then ended and cash flows for the six months then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 which was filed with the Securities and Exchange Commission on December 16, 2011.

Due to seasonal variations and other factors, the results of operations for the three and six months ended March 30, 2012 are not necessarily indicative of the results to be expected for the Company's full 2012 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2        ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $3,496, $3,076 and $3,122 for the periods ended March 30, 2012, September 30, 2011 and April 1, 2011, respectively. The increase in net accounts receivable to $111,357 as of March 30, 2012 from $47,209 as of September 30, 2011 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

JOHNSON OUTDOORS INC.

For the three and six month periods ended March 30, 2012 and April 1, 2011, basic net income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the three and six month periods ended March 30, 2012 and April 1, 2011, diluted net income per share reflects the effect of dilutive stock options and assumes the conversion of Class B common stock into Class A common stock.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 5,850 and 15,066 for the three months ended March 30, 2012 and April 1, 2011, respectively, and 15,066 for the six months ended March 30, 2012 and April 1, 2011, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 499,254 and 433,493 for the three months ended March 30, 2012 and April 1, 2011, respectively, and 489,792 and 395,446 for the six months ended March 30, 2012 and April 1, 2011, respectively.

4         STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan (“the 2010 Plan”) and the 2003 Non-Employee Director Stock Ownership Plan there were 843,749 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at March 30, 2012.

Stock Options
All stock options have been granted at a price not less than fair market value at the date of grant and become exercisable over periods of one to three years from the date of grant. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three and six month periods ended March 30, 2012 or April 1, 2011.

JOHNSON OUTDOORS INC.

           A summary of stock option activity during year-to-date fiscal 2012 related to the Company’s stock ownership plans is shown below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2011	68,590	$10.37	1.1	$397
Granted	-	-	-	-
Exercised	(43,390)	7.79	-	351
Cancelled	(1,834)	7.42	-	21
Outstanding and exercisable at March 30, 2012	23,366	$15.39	2.1	$86

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.10 as of March 30, 2012, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $338 and $203 for the six month periods ending March 30, 2012 and April 1, 2011, respectively.

Non-vested Stock
All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or in three to five years after the grant date.

The Company granted 9,570 shares of non-vested stock with a total grant date fair value of $150 during the three month period ended March 30, 2012 and 9,770 shares with a total value of $150 during the three month period ended April 1, 2011.  Grants of non-vested stock were 66,312 shares and 122,557 shares with a total value of $1,062 and $1,624 for the six month periods ended March 30, 2012 and April 1, 2011, respectively.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s shares traded.

Stock compensation expense, net of forfeitures, related to non-vested stock was $544 and $497 during the three month periods ended March 30, 2012 and April 1, 2011, respectively, and $920 and $720 for the six month periods ended March 30, 2012 and April 1, 2011, respectively.  The intrinsic value of shares vesting was $150 during the three month periods ending March 30, 2012 and April 1, 2011, respectively.  The intrinsic value of shares vesting was $636 and $150 during the six month periods ending March 30, 2012 and April 1, 2011, respectively.  There were no shares of non-vested restricted stock forfeited during the three month periods ending March 30, 2012 and April 1, 2011 or the six month period ending March 30, 2012.  There were 4,466 shares of non-vested stock forfeited during the six month period ending April 1, 2011.

Non-vested stock issued and outstanding as of March 30, 2012 and April 1, 2011 totaled 499,254 and 433,493 shares, having a gross unamortized value of $3,032 and $3,009, respectively, which amount will be amortized to expense through November 2016 or adjusted for changes in future estimated or actual forfeitures.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 6,105 during the three and six month periods ended March 30, 2012.  No shares were tendered back to the Company during the three or six month periods ended April 1, 2011.

JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the six months ended March 30, 2012 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 30, 2011	472,761	$11.86
Non-vested stock grants	66,312	16.02
Restricted stock vested	(39,819)	17.78
Non-vested stock at March 30, 2012	499,254	$11.94

Employees’ Stock Purchase Plan
The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period under the plan, whichever is lower. The Company did not issue any shares under the Employees’ Stock Purchase Plan and no expense was recognized during the three and six month periods ended March 30, 2012 and April 1, 2011.

5         PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six months ended March 30, 2012 and April 1, 2011, respectively, were as follows:

	Three Months Ended		Six Months Ended
	March 30	April 1	March 30	April 1
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	267	248	518	496
Less estimated return on plan assets	230	212	471	455
Amortization of unrecognized net income	123	23	168	47
	$160	$59	$215	$88

6        INCOME TAXES

The Company’s effective tax rate for the three months ended March 30, 2012 was 45.1% compared to 15.9% in the corresponding period of the prior year. During the second quarter of fiscal year 2012, the Company recognized a tax expense of $5,995 on income before income tax of $13,278. The increase in the Company’s effective tax rate for the three months ended March 30, 2012 versus the prior year period was primarily due to the U.S. no longer applying a valuation allowance, which resulted in recognition of federal and state income tax expense for businesses in the U.S.  In addition, increased losses in foreign jurisdictions that carry valuation allowances resulted in no recognition of a tax benefit related to those losses.

JOHNSON OUTDOORS INC.

For the six months ended March 30, 2012 and April 1, 2011, the Company’s effective income tax rate attributable to earnings before income taxes was 57.4% and 8.6%, respectively.  The increase in the Company’s effective tax rate for the six months ended March 30, 2012 versus the prior year period was primarily due to the U.S. no longer applying a valuation allowance, which resulted in recognition of federal and state income tax expense for businesses in the U.S. for the six month period ended March 30, 2012.  In addition, increased losses in foreign jurisdictions that carry valuation allowances resulted in no recognition of a tax benefit related to those losses.  Further contributing to the difference in effective tax rates, the Company had recognized a tax benefit in the six month period ended April 1, 2011 related to the recovery of alternative minimum taxes paid for certain prior tax years.

During the six months ended March 30, 2012, the Company continued to maintain a valuation allowance in Japan, Italy, Spain, the United Kingdom, and France.  A valuation allowance remains for various state and federal U.S. deferred tax assets where it is more likely than not that the asset will not be realized due to a lack of apportioned income and/or limited carryforward periods.  The Company would ordinarily recognize a tax expense/benefit on operating income/loss in these jurisdictions; however, due to the recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets in these jurisdictions, the Company continues to adjust its valuation allowances resulting in effectively no recorded tax expense or benefit in these jurisdictions.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  The Company’s 2012 fiscal year tax expense will include approximately $594 related to uncertain income tax positions.  The ongoing tax audit in Japan is a significant item that impacts the uncertain income tax amount.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is projecting accrued interest, for the Company’s fiscal year ending September 28, 2012, of $114.

The Company is currently undergoing income tax examinations in the Netherlands, Canada, Italy, Japan, and the United States.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2008-2011
Canada	2007-2011
France	2008-2011
Germany	2009-2011
Italy	2006-2011
Japan	2007-2011
Switzerland	2001-2011

7         INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	March 30 2012	September 30 2011	April 1 2011
Raw materials	$24,757	$24,260	$27,298
Work in process	1,882	1,780	1,987
Finished goods	52,665	42,422	55,469
	$79,304	$68,462	$84,754

JOHNSON OUTDOORS INC.

8         GOODWILL

The changes in goodwill during the six months ended March 30, 2012 and April 1, 2011, respectively, were as follows:

	March 30 2012	April 1 2011
Balance at beginning of period	$14,651	$13,729
Amount attributable to movements in foreign currency rates	(55)	190
Balance at end of period	$14,596	$13,919

9         WARRANTIES

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the six months ended March 30, 2012 and April 1, 2011, respectively.

	March 30 2012	April 1 2011
Balance at beginning of period	$5,155	$4,589
Expense accruals for warranties issued during the period	2,047	2,876
Less current period warranty claims paid	1,584	1,343
Balance at end of period	$5,618	$6,122

10       COMPREHENSIVE INCOME

Comprehensive income consists of net income and changes in shareholders’ equity from non-owner sources. For the three and six month periods ended March 30, 2012 and April 1, 2011, the difference between net income and comprehensive income consisted primarily of cumulative foreign currency translation adjustments and amortization of the effective portion of an interest rate swap that had been designated as a cash flow hedge.  The weakening of the U.S. dollar against worldwide currencies was the primary driver of the Company's currency translation gain for the three month periods ended March 30, 2012 and April 1, 2011 and the six month period ended April 1, 2011.  The strengthening of the U.S. dollar versus the Swiss franc and the euro was the primary driver of the Company's currency translation loss for the six month period ended March 30, 2012.

The income on the cash flow hedge for the three and six month periods ended March 30, 2012 and April 1, 2011 was the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 14 – Derivative Instruments and Hedging Activities”).

JOHNSON OUTDOORS INC.

Comprehensive income for the respective periods consisted of the following:

	Three Months Ended		Six Months Ended
	March 30	April 1	March 30	April 1
	2012	2011	2012	2011
Net income	$7,283	$8,486	$4,339	$7,249
Currency translation (loss) gain	1,912	3,139	(1,197)	3,849
Income from cash flow hedge	271	334	484	612
Comprehensive income	$9,466	$11,959	$3,626	$11,710

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

JOHNSON OUTDOORS INC.

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

On March 1, 2012, the company received a $3,500 settlement payment resolving an ongoing claim with its insurance carriers.  As part of the settlement, the Company’s former lawsuit filed in the U.S. District for the Eastern District of Wisconsin against its insurers was dismissed.  The Company originally initiated legal proceedings in May 2005 to seek coverage from its insurers related to an intellectual property dispute between the Company and one of its competitors, which was eventually settled.

13    INDEBTEDNESS

Debt was comprised of the following at March 30, 2012, September 30, 2011, and April 1, 2011:

	March 30 2012	September 30 2011	April 1 2011
Term loans	$11,189	$14,367	$15,244
Revolvers	39,776	-	56,498
Other	506	605	698
Total debt	51,471	14,972	72,440
Less current portion	42,867	3,494	57,831
Total long-term debt	$8,604	$11,478	$14,609

During the six month period ended March 30, 2012, the Company repaid $3,277 of long term debt, including $2,932 related to the sale of a property in Ferndale, Washington, which was pledged as collateral under this term loan.

Term Loans
The Company’s term loans have maturity dates ranging from 15 to 25 years from the September 29, 2009 effective date of the underlying agreements.  Each term loan requires monthly payments of principal and interest. Interest on $8,604 of the aggregate outstanding amount of the term loans is based on the prime rate plus 2.0%, and the remainder is based on the prime rate plus 2.75%.  The prime rate was 3.25% at March 30, 2012.

The term loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries and a second lien on working capital and certain patents and trademarks of the Company and its subsidiaries.  Any proceeds from the sale of secured property are first applied against the related term loans and then against the Revolvers.

Certain of the term loans covering $8,604 of the aggregate borrowings are subject to a pre-payment penalty.  The penalty is currently 8% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

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

JOHNSON OUTDOORS INC.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at March 30, 2012, based primarily on LIBOR plus 2.25%, was approximately 2.50%.

The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The Company’s remaining borrowing availability under the Revolvers was approximately $31,200 at March 30, 2012.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of March 30, 2012 or April 1, 2011.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $2,103 and $2,568 at March 30, 2012 and April 1, 2011, respectively.  The Company had no unsecured lines of credit as of March 30, 2012 or April 1, 2011.

Aggregate scheduled maturities of long-term debt as of March 30, 2012, for the remainder of fiscal 2012 and subsequent fiscal years, were as follows:

Fiscal Year
2012	$2,829
2013	531
2014	510
2015	359
2016	367
Thereafter	7,099
Total	$11,695

Interest paid was $440 and $669 for the three month periods ended March 30, 2012 and April 1, 2011, respectively.  Interest paid for the six month periods ended March 30, 2012 and April 1, 2011 was $766 and $1,024, respectively.

The weighted average borrowing rate for short-term debt was approximately 2.7% and 3.2% for the six months ended March 30, 2012 and April 1, 2011, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of March 30, 2012 and April 1, 2011 was approximately $8,604 and $14,609, respectively.

JOHNSON OUTDOORS INC.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 22% of the Company’s revenues for the six month period ended March 30, 2012 were denominated in currencies other than the U.S. dollar. Approximately 12% were denominated in euros, with the remaining 10% denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of March 30, 2012, the Company held a foreign currency forward contract with a notional value of 5,400 Swiss francs.  See “Note 15 – Fair Value Measurements” for information regarding the fair value and financial statement presentation of these derivatives.

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

On January 2, 2009, the Company’s then effective interest rate swap contract became ineffective as a hedging instrument.  Prior to becoming ineffective, the effective portion of the Company’s interest rate swap contract was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective, $5,937 of unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the swap were recorded directly to interest expense in the Company’s statements of operations. The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that all of the $443 remaining in AOCI at March 30, 2012 will be amortized into interest expense over the next six months.

JOHNSON OUTDOORS INC.

The Company held no interest rate swap contracts in fiscal 2011 and as of March 30, 2012, the Company was unhedged with respect to interest rate risk on its floating rate debt.

The following discloses the location of loss reclassified from AOCI into net income related to derivative instruments during the three and six month periods ended March 30, 2012 and April 1, 2011:

	Three Months Ended		Six Months Ended
	March 30	April 1	March 30	April 1
Loss reclassified from AOCI into:	2012	2011	2012	2011

Interest expense	$271	$334	$484	$612

The following discloses the location and amount of income or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the three month periods ended March 30, 2012 and April 1, 2011:

	Location of loss (gain)	Three Months Ended
Derivatives not designated as	recognized in statement	March 30	April 1
hedging instruments	of operations	2012	2011

Foreign exchange forward contracts	Other (income) expense, net	$(213)	$173

The following discloses the location and amount of income or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the six month periods ended March 30, 2012 and April 1, 2011:

	Location of loss (gain)	Six Months Ended
Derivatives not designated as	recognized in statement	March 30	April 1
hedging instruments	of operations	2012	2011

Foreign exchange forward contracts	Other (income) expense, net	$12	$(332)

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

JOHNSON OUTDOORS INC.
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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at March 30, 2012, September 30, 2011 and April 1, 2011 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

Valuation Techniques

Over the Counter Derivative Contracts
The value of over the counter derivative contracts, such as interest rate swaps and foreign currency forward contracts, are derived using pricing models, which take into account the contract terms, as well as other inputs, including, where applicable, the notional values of the contracts, payment terms, maturity dates, credit risk, interest rate yield curves, and contractual and market currency exchange rates.  The fair value of the foreign exchange forward contracts reported below was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract.  All foreign currency forward contracts held by the Company as of March 30, 2012 mature within twelve months.  The mark-to-market adjustments are recorded in “Other (income) expense, net” in the Company’s accompanying Condensed Consolidated Statements of Operations.

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  The mark to market adjustments are recorded in “Other (income) expense, net” in the accompanying Condensed Consolidated Statements of Operations.

Goodwill and Other Intangible Assets
In assessing the recoverability of the Company’s goodwill and other indefinite lived intangible assets, the Company estimates the future discounted cash flows of the businesses to which the goodwill relates.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  In determining estimated future cash flows, the Company makes assumptions regarding anticipated financial position, future earnings, and other factors to determine the fair value of the respective assets.  This calculation is highly sensitive to changes in key assumptions and could result in a future impairment charge.  The Company will continue to evaluate whether circumstances and events have changed to the extent that they require the Company to conduct an interim test of goodwill.  In particular if the Company’s business units do not achieve short term revenue and gross margin goals, an interim impairment test may be triggered which could result in a goodwill impairment charge in future periods.

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of March 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$6,948	$-	$-	$6,948
Foreign currency forward contracts	-	45	-	45

JOHNSON OUTDOORS INC.

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$5,385	$-	$-	$5,385
Liabilities:
Foreign currency forward contracts	-	128	-	128

The following table summarizes the Company’s financial assets and liabilities recorded on its balance sheet at fair value on a recurring basis as of April 1, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$6,198	$-	$-	$6,198
Foreign currency forward contracts	-	82	-	82

The following tables summarize the amount of total income or loss attributable to the changes in fair value of the instruments noted above:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	March 30	April 1
	Operations	2012	2011

Rabbi trust assets	Other (income) expense, net	$(688)	$(287)
Foreign currency forward contracts	Other (income) expense, net	(213)	173

	Location of (income) loss	Six Months Ended
	recognized in Statement of	March 30	April 1
	Operations	2012	2011

Rabbi trust assets	Other (income) expense, net	$(1,082)	$(197)
Foreign currency forward contracts	Other (income) expense, net	12	549

There were no assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for the three or six month periods ended March 30, 2012 and April 1, 2011.

16       NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend fair value measurements and disclosures.  The guidance became effective for the Company on a prospective basis during its 2012 fiscal second quarter.  This guidance is intended to provide a consistent definition of fair value between International Financial Reporting Standards and U.S. GAAP and results in convergence of requirements for measurement of and disclosure about fair value.  The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The Company adopted this updated authoritative guidance effective as of December 31, 2011, the beginning of its second quarter of fiscal 2012.  The Company’s adoption did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.

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

17       SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and six month periods ended March 30, 2012 and April 1, 2011.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	March 30	April 1	March 30	April 1	September 30
	2012	2011	2012	2011	2011
Net sales:
Marine Electronics:
Unafilliated customers	$80,184	$78,775	$127,934	$121,685
Interunit transfers	72	124	93	159
Outdoor Equipment:
Unafilliated customers	9,424	10,264	15,697	20,712
Interunit transfers	13	17	30	25
Watercraft:
Unafilliated customers	17,047	18,110	24,522	24,236
Interunit transfers	13	5	23	14
Diving
Unafilliated customers	21,931	21,581	40,551	40,743
Interunit transfers	167	178	305	368
Other / Corporate	140	134	198	188
Eliminations	(265)	(324)	(451)	(566)
Total	$128,726	$128,864	$208,902	$207,564
Operating profit (loss):
Marine Electronics	$12,317	$12,822	$14,390	$13,200
Outdoor Equipment	831	652	579	2,153
Watercraft	3,061	669	603	(1,074)
Diving	1,706	(6)	1,608	1,145
Other / Corporate	(3,934)	(2,713)	(6,918)	(5,335)
	$13,981	$11,424	$10,262	$10,089
Total assets (end of period):
Marine Electronics			$147,124	$137,741	$101,739
Outdoor Equipment			21,545	19,510	24,046
Watercraft:			48,745	51,600	34,614
Diving			72,056	72,786	67,969
Other / Corporate			23,410	17,775	30,988
			$312,880	$299,412	$259,356

JOHNSON OUTDOORS INC.

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

The Company has incurred approximately $3,017 of cumulative costs related to clean-up and repair of the facility and equipment, losses of inventory and fixed assets, rental of temporary office space for administrative and R&D personnel and payroll expenses for labor idled due to the flood.  The Company has received $2,600 of cumulative insurance reimbursements associated with these costs and has recorded a receivable with its insurers of $141 as of March 30, 2012.  During the six month period ended March 30, 2012, the Company has recognized an expense of $19 in the Administrative, finance and information systems expense line in the Outdoor Equipment segment.

The Company is still negotiating further insurance recoveries under its business continuation and fixed asset replacement policies related to this event.  The amount of these recoveries, if any, cannot be estimated at March 30, 2012.  Any such recoveries will be recorded as income upon the resolution of gain contingencies.

JOHNSON OUTDOORS INC.

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and six month periods ended March 30, 2012 and April 1, 2011. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

	Year Ended
	September 30, 2011		October 1, 2010
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	-8%	18%	-24%
March	32%	65%	30%	55%
June	30%	67%	32%	92%
September	19%	-24%	20%	-23%
	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown are as follows:

	Three Months Ended		Six Months Ended
	March 30	April 1	March 30	April 1
	2012	2011	2012	2011
Net sales:
Marine Electronics	$80,256	$78,899	$128,027	$121,844
Outdoor Equipment	9,437	10,281	15,727	20,737
Watercraft	17,060	18,115	24,545	24,250
Diving	22,098	21,759	40,856	41,111
Other / Eliminations	(125)	(190)	(253)	(378)
	$128,726	$128,864	$208,902	$207,564
Operating profit (loss):
Marine Electronics	$12,317	$12,822	$14,390	$13,200
Outdoor Equipment	831	652	579	2,153
Watercraft	3,061	669	603	(1,074)
Diving	1,706	(6)	1,608	1,145
Other / Corporate	(3,934)	(2,713)	(6,918)	(5,335)
	$13,981	$11,424	$10,262	$10,089

JOHNSON OUTDOORS INC.

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Net sales on a consolidated basis for the three months ended March 30, 2012 were $128,726, a decrease of $138, or less than 1%, compared to $128,864 for the three months ended April 1, 2011.  Unfavorable foreign currency translation accounted for $634 of the decline.

Net sales for the three months ended March 30, 2012 for the Marine Electronics business were $80,256, up $1,357 or 2% from $78,899 in the prior year quarter, driven largely by continued strong new product performance by MinnKota® and Humminbird® products.

Net sales for the Outdoor Equipment business were $9,437 for the current quarter, a decrease of $844 or 8% from the prior year quarter net sales of $10,281.  The decrease was driven primarily by a 24% decline in military tent sales related to reduced demand by the military.

Net sales for the Watercraft business were $17,060, a decrease of $1,055, or 6%, compared to $18,115 in the prior year quarter due to lower volume in all channels.

Diving net sales were $22,098 this quarter versus $21,759 in the prior year quarter, an increase of $339 or 2%.  Sales declines related to economic uncertainty in southern Europe and a 2% unfavorable foreign currency translation effect were more than offset by increased sales in the U.S. and Asian markets.

On a year to date basis, consolidated net sales for the six months ended March 30, 2012 were $208,902, an increase of $1,338, or 1%, compared to $207,564 for the six months ended April 1, 2011. Foreign currency translation had a $727 unfavorable effect on the year over year comparison.

Net sales for the six months ended March 30, 2012 for the Marine Electronics business were $128,027, up $6,183 or 5% from $121,844 in the first six months of the prior year. The Humminbird® brand grew significantly versus the prior year due primarily to the continued success of its side imaging® and down imagingTM sonar products.

Net sales for the Outdoor Equipment business were $15,727 for the current year to date period, a decrease of $5,010 or 24% from the prior year net sales of $20,737.  The decrease was driven primarily by a 50% decline in military tent sales related to reduced demand by the United States military.

Net sales for the first six months for the Watercraft business were $24,545, an increase of $295 or 1%, compared to $24,250 in the prior year period.

Diving net sales were $40,856 for the six months ended March 30, 2012 versus $41,111 for the six months ended April 1, 2011, a decrease of $255 or 1% driven primarily by the effect of unfavorable currency translation.

Gross Profit Margin

Gross profit as a percentage of net sales was 39.3% on a consolidated basis for the three month period ended March 30, 2012 compared to 41.1% in the prior year quarter.   Unfavorable product mix and inventory reserves related to restructuring in southern Europe contributed to the decline in gross margins in the current year quarter.

JOHNSON OUTDOORS INC.

Gross profit as a percentage of net sales was 39.1% on a consolidated basis for the six month period ended March 30, 2012 compared to 40.3% in the prior year to date period and was driven by the same factors as noted for the quarter.

Operating Expenses

Operating expenses were $36,546 for the quarter ended March 30, 2012, a decrease of $4,963 over the prior year quarter amount of $41,509.  A $3,500 favorable settlement with an insurance carrier and lower warranty and legal expenses drove the reduction in operating expenses during the current year quarter versus the prior year period.

Operating expenses were $71,366 for the six months ended March 30, 2012 compared to $73,524 in the prior year six month period.  The $3,500 favorable settlement and lower warranty costs noted above were offset in part by increases during the current year-to-date period in bad debt expense in southern Europe and increased health insurance and severance costs.

Operating Profit

Operating profit on a consolidated basis for the three months ended March 30, 2012 was $13,981 compared to $11,424 in the prior year quarter, an increase of $2,557 driven primarily by the insurance settlement and lower operating expenses in the current year quarter which more than offset the lower gross profit in the current year quarter.

Operating profit on a consolidated basis for the six months ended March 30, 2012 was $10,262 compared to an operating profit of $10,089 in the prior year period, an increase of $173 over the prior year-to-date period.

Interest

Interest expense totaled $817 for the three months ended March 30, 2012, compared to $1,011 in the corresponding period of the prior year.  The decrease was due primarily to lower debt balances in the most recent quarter.

For the six months ended March 30, 2012, interest expense totaled $1,413 compared to $1,864 for the six months ended April 1, 2011.  The decrease was due primarily to lower debt balances in the most recent year-to-date period.

Interest income for each of the three and six month periods ended March 30, 2012 and April 1, 2011 was less than $100.

Other Expense/Income

Included in other expense/income for the three months ended March 30, 2012 were foreign currency exchange losses of $805 compared to losses of $431 for the three months ended April 1, 2011.  In addition, the Company’s foreign currency forward contracts resulted in gains of $213 for the quarter ended March 30, 2012 versus losses of $173 for the quarter ended April 1, 2011.  Also included in this line item were market gains and income on the assets related to the Company’s non-qualified deferred compensation plan of $710 in the three month period ended March 30, 2012 compared to $306 in the three month period ended April 1, 2011.

For the six months ended March 30, 2012, foreign currency exchange losses were $80 compared to losses of $1,485 for the six months ended April 1, 2011.  The Company’s foreign currency forward contracts resulted in losses of $12 for the six months ended March 30, 2012 versus gains of $332 for the six months ended April 1, 2011.  Market gains and income on the assets related to the Company’s non-qualified deferred compensation plan were $1,199 in the six month period ended March 30, 2012 compared to $771 in the six month period ended April 1, 2011.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and six months ended March 30, 2012 was 45.1% and 57.4%, respectively, compared to 15.9% and 8.6% in the corresponding periods of the prior year.

JOHNSON OUTDOORS INC.

The increase in the Company’s effective tax rate for the three months ended March 30, 2012 versus the prior year period was primarily due to the U.S. no longer applying a valuation allowance, which resulted in recognition of federal and state income tax expense for businesses in the U.S.  In addition, increased losses in foreign jurisdictions that carry valuation allowances resulted in no recognition of a tax benefit related to those losses.

The increase in the Company’s effective tax rate for the six months ended March 30, 2012 versus the prior year period was primarily due to the U.S. no longer applying a valuation allowance, which resulted in recognition of federal and state income tax expense for businesses in the U.S. for the six month period ended March 30, 2012.  In addition, increased losses in foreign jurisdictions that carry valuation allowances resulted in no recognition of a tax benefit related to those losses.  Further contributing to the difference in effective tax rates, the Company had recognized a tax benefit in the six month period ended April 1, 2011 related to the recovery of alternative minimum taxes paid for certain prior tax years.

Net Income

Net income for the three months ended March 30, 2012 was $7,283, or $0.74 per diluted common class A and B share, compared to $8,486, or $0.87 per diluted common class A and B share, for the corresponding period of the prior year.

Net income for the six months ended March 30, 2012 was $4,339 or $0.44 per diluted common class A and B share, compared to $7,249, or $0.75 per diluted common class A and B share, for the corresponding period of the prior year.  The lower net income in the current year three and six month periods was a result of the factors discussed above.

Liquidity and Financial Condition

Debt, net of cash, was $21,822 as of March 30, 2012 compared to $43,860 as of April 1, 2011.  The decrease was driven in large part by strong operating cash flow over the preceding twelve months.  The Company's debt to total capitalization ratio was 23% as of March 30, 2012 down from 34% as of April 1, 2011. The Company’s total debt balance was $51,471 as of March 30, 2012 compared to $72,440 as of April 1, 2011.  See “Note 13 – Indebtedness” in the notes to the Company’s accompanying Condensed Consolidated Financial Statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $111,357 as of March 30, 2012, a decrease of $1,545 compared to $112,902 as of April 1, 2011. The year over year change was primarily related to the Diving business.

Inventories, net of inventory reserves, were $79,304 as of March 30, 2012, a decrease of $5,450 compared to $84,754 as of April 1, 2011.  The decrease was primarily driven by reductions in inventory in the Marine Electronics and Watercraft businesses.

Accounts payable were $39,467 at March 30, 2012, an increase of $6,994 compared to $32,473 as of April 1, 2011.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Six Months Ended
(thousands)	March 30 2012	April 1 2011

Cash (used for) provided by:
Operating activities	$(46,791)	$(51,695)
Investing activities	(3,754)	(3,752)
Financing activities	36,726	48,677
Effect of foreign currency rate changes on cash	(1,046)	2,034
Decrease in cash and cash equivalents	$(14,865)	$(4,736)

JOHNSON OUTDOORS INC.

Operating Activities

Cash used for operations totaled $46,791 for the six months ended March 30, 2012 compared with cash used for operations of $51,695 during the corresponding period of the prior fiscal year.

Amortization of deferred financing costs, depreciation and other amortization charges were $5,733 for the six month period ended March 30, 2012 compared to $4,916 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $3,754 for the six months ended March 30, 2012 and $3,752 for the corresponding period of the prior year.  Cash usage in the current and the prior year periods related to capital expenditures was $4,962 and $3,752, respectively.  The Company’s recurring investments are made primarily for tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2012 are expected to be funded by working capital or existing credit facilities.  The Company received proceeds of $1,208 in the six month period ending March 30, 2012 related to the sale of a property in Ferndale, Washington.

Financing Activities

Cash flows provided by financing activities totaled $36,726 for the six months ended March 30, 2012 compared to $48,677 of cash provided by financing activities for the six month period April 1, 2011. The Company made principal payments on senior notes and other long-term debt of $3,277 during the six month period ended March 30, 2012 which included the repayment of approximately $2,932 of term loans resulting from the sale of a property in Ferndale, Washington, which was pledged as collateral under the related term loan. For the six month period ended April 1, 2011, the Company made principal payments on senior notes and other long-term debt of $323.

The Company had outstanding borrowings of $39,776 on revolving credit facilities and current maturities of its long-term debt of $3,091 as of March 30, 2012.  As of April 1, 2011, the Company had $56,498 outstanding on revolving credit facilities and current maturities of long-term debt of $1,333.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $8,604 and $14,609 as of March 30, 2012 and April 1, 2011, respectively.

The Company’s term loans have maturity dates ranging from 15 to 25 years from the September 29, 2009 effective date of the agreements.  Each term loan requires monthly payments of principal and interest. Interest on $8,604 of the aggregate outstanding amount of the term loans is based on the prime rate plus 2.0%, and the remainder on the prime rate plus 2.75%.  The prime rate was 3.25% at March 30, 2012.

Certain of the term loans covering $8,604 of the aggregate borrowings are subject to a pre-payment penalty.  The penalty is currently 8% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

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

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at March 30, 2012, based primarily on LIBOR plus 2.25%, was approximately 2.50%.

JOHNSON OUTDOORS INC.

The Company’s remaining borrowing availability under the Revolvers was approximately $31,200 at March 30, 2012.

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

As of March 30, 2012 the Company held approximately $26,600 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Off Balance Sheet Arrangements

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding were $2,103 and $2,568 at March 30, 2012 and April 1, 2011, respectively.

The Company anticipates making contributions of $602 to its defined benefit pension plans through September 28, 2012.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2011 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the six months ended March 30, 2012.

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
Signatures Dated: May 4, 2012
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
101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements*

___________________________________________

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