Form 10-Q
period 2012-06-29
JOHNSON OUTDOORS INC
filed 2012-08-10
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

As of July 27, 2012, 8,678,369 shares of Class A and 1,215,842 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	June 29	July 1	June 29	July 1
(thousands, except per share data)	2012	2011	2012	2011
Net sales	$128,595	$122,481	$337,497	$330,045
Cost of sales	74,348	71,953	201,622	195,904
Gross profit	54,247	50,528	135,875	134,141
Operating expenses:
Marketing and selling	25,085	25,814	70,751	72,622
Administrative management, finance and information systems	11,370	9,326	33,408	28,902
Litigation settlement recovery	-	-	(3,500)	-
Research and development	3,570	3,578	10,732	10,718
Total operating expenses	40,025	38,718	111,391	112,242
Operating profit	14,222	11,810	24,484	21,899
Interest income	(14)	(16)	(45)	(63)
Interest expense	595	979	2,008	2,842
Other (income) expense, net	(403)	1,741	(1,699)	2,078
Income before income taxes	14,044	9,106	24,220	17,042
Income tax expense	5,049	988	10,886	1,675
Net income	$8,995	$8,118	$13,334	$15,367

Weighted average common shares - Basic:
Class A	8,175	8,046	8,149	8,043
Class B	1,216	1,216	1,216	1,216
Dilutive stock options	3	29	8	34
Weighted average common shares - Dilutive	9,394	9,291	9,373	9,293
Net income per common share - Basic:
Class A	$0.92	$0.84	$1.37	$1.60
Class B	$0.84	$0.76	$1.24	$1.45
Net income per common share - Diluted:
Class A	$0.91	$0.83	$1.35	$1.58
Class B	$0.91	$0.83	$1.35	$1.58

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29 2012	September 30 2011	July 1 2011
(thousands, except share data)	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,745	$44,514	$30,325
Accounts receivable, net	77,012	47,209	80,921
Inventories	67,018	68,462	73,690
Deferred income taxes	9,526	9,732	2,505
Other current assets	4,431	6,528	5,219
Total current assets	196,732	176,445	192,660
Property, plant and equipment, net of accumulated
depreciation of $95,416, $97,229, and $96,514, respectively	36,049	35,158	33,007
Deferred income taxes	14,337	19,531	3,519
Goodwill	14,361	14,651	14,196
Other intangible assets, net	4,344	5,403	5,405
Other assets	9,085	8,168	9,210
Total assets	$274,908	$259,356	$257,997
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$3,490	$-	$7,580
Current maturities of long-term debt	516	3,494	2,571
Accounts payable	30,269	28,339	28,824
Accrued liabilities:
Salaries, wages and benefits	13,375	14,286	12,416
Accrued warranty	5,219	5,155	6,198
Income taxes payable	4,983	1,635	1,992
Other	15,443	12,091	15,210
Total current liabilities	73,295	65,000	74,791
Long-term debt, less current maturities	8,470	11,478	12,520
Deferred income taxes	191	348	694
Retirement benefits	9,269	10,074	7,835
Other liabilities	10,014	8,931	9,979
Total liabilities	101,239	95,831	105,819
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued and outstanding:	434	428	428
June 29, 2012, 8,678,369 September 30, 2011, 8,567,549 July 1, 2011, 8,563,147
Class B shares issued and outstanding:	61	61	61
June 29, 2012, 1,215,842 September 30, 2011, 1,215,842 July 1, 2011, 1,216,464
Capital in excess of par value	63,333	61,521	61,134
Retained earnings	96,017	82,683	65,406
Accumulated other comprehensive income	13,833	18,832	25,150
Treasury stock at cost, shares of Class A common
stock: 516, 0, and 172, respectively	(9)	-	(1)
Total shareholders' equity	173,669	163,525	152,178
Total liabilities and shareholders' equity	$274,908	$259,356	$257,997

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	June 29 2012	July 1 2011

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income	$13,334	$15,367
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
Depreciation	7,900	6,872
Amortization of intangible assets	977	576
Amortization of deferred financing costs	293	243
Stock based compensation	1,292	1,060
Amortization of deferred loss on interest rate swap	683	859
Deferred income taxes	4,953	(581)
Change in operating assets and liabilities:
Accounts receivable, net	(31,080)	(32,627)
Inventories, net	42	190
Accounts payable and accrued liabilities	8,461	5,541
Other current assets	565	2,147
Other non-current assets	(1,216)	(742)
Other long-term liabilities	469	(246)
Other, net	332	314
	7,005	(1,027)
CASH USED FOR INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,930)	(5,995)
Proceeds from sales of property, plant and equipment	1,208	-
	(7,722)	(5,995)
CASH USED FOR FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	3,491	35
Principal payments on senior notes and other long-term debt	(5,986)	(1,174)
Deferred financing costs paid to lenders	-	(133)
Common stock transactions	369	299
Purchases of treasury stock	(107)	-
	(2,233)	(973)
Effect of foreign currency rate changes on cash	(2,819)	5,004
Decrease in cash and cash equivalents	(5,769)	(2,991)
CASH AND CASH EQUIVALENTS
Beginning of period	44,514	33,316
End of period	$38,745	$30,325

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (the Company) as of June 29, 2012 and July 1, 2011, and the results of operations for the three and nine months then ended and cash flows for the nine months then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 which was filed with the Securities and Exchange Commission on December 16, 2011.

Due to seasonal variations and other factors, the results of operations for the three and nine months ended June 29, 2012 are not necessarily indicative of the results to be expected for the Company's full 2012 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $3,726, $3,076 and $2,997 as of the periods ended June 29, 2012, September 30, 2011 and July 1, 2011, respectively. The increase in net accounts receivable to $77,012 as of June 29, 2012 from $47,209 as of September 30, 2011 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and nine month periods ended June 29, 2012 and July 1, 2011, basic net income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the three and nine month periods ended June 29, 2012 and July 1, 2011, diluted net income per share reflects the effect of dilutive stock options and assumes the conversion of Class B common stock into Class A common stock.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 5,850 and 15,066 for the three months ended June 29, 2012 and July 1, 2011, respectively, and 5,850 and 15,066 for the nine months ended June 29, 2012 and July 1, 2011, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 496,185 and 437,377 for the three months ended June 29, 2012 and July 1, 2011, respectively, and 491,923 and 409,422 for the nine months ended June 29, 2012 and July 1, 2011, respectively.

4         STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2003 Non-Employee Director Stock Ownership Plan there were 843,749 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at June 29, 2012.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and are currently exercisable. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three and nine month periods ended June 29, 2012 or July 1, 2011.

JOHNSON OUTDOORS INC.

A summary of stock option activity for the nine months ended June 29, 2012 related to the Company’s stock ownership plans is shown below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at September 30, 2011	68,590	$10.37	1.1	$397
Exercised	(43,390)	7.79	-	351
Cancelled	(1,834)	7.42	-	23
Outstanding and exercisable at June 29, 2012	23,366	$15.39	1.9	$107

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.60 as of June 29, 2012, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $338 and $299 for the nine month periods ending June 29, 2012 and July 1, 2011, respectively.

Non-vested Stock

All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or within five years after the grant date.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s shares traded.

A summary of non-vested stock activity for the nine months ended June 29, 2012 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 30, 2011	472,761	$11.86
Non-vested stock grants	66,312	16.02
Non-vested stock cancelled	(2,610)	9.12
Restricted stock vested	(41,165)	17.81
Non-vested stock at June 29, 2012	495,298	$11.94

JOHNSON OUTDOORS INC.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 6,621 during the nine month period ended June 29, 2012.

Stock compensation expense, net of forfeitures, related to non-vested stock was $372 and $341 during the three month periods ended June 29, 2012 and July 1, 2011, respectively, and $1,292 and $1,060 for the nine month periods ended June 29, 2012 and July 1, 2011, respectively.  Unrecognized compensation cost related to non-vested stock as of June 29, 2012 was $2,660, which amount will be amortized to expense through November 2016 or adjusted for changes in future estimated or actual forfeitures.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

During the three and nine month periods ended June 29, 2012, the Company issued 10,349 shares of Class A common stock and recognized $30 of expense in connection with the Employees’ Stock Purchase Plan.  The Company issued 5,475 shares and recognized expense of $16 under the Employees’ Stock Purchase Plan during the three and nine month periods ended July 1, 2011.

5         PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine months ended June 29, 2012 and July 1, 2011, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	June 29	July 1	June 29	July 1
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	259	248	777	745
Less estimated return on plan assets	236	228	707	683
Amortization of unrecognized (gains) losses	84	24	252	71
	$107	$44	$322	$133

JOHNSON OUTDOORS INC.

6         INCOME TAXES

The Company’s effective tax rate for the three months ended June 29, 2012 was 36.0% compared to 10.8% in the corresponding period of the prior year. During the third quarter of fiscal year 2012, the Company recognized a tax expense of $5,049 on income before income tax of $14,044. The increase in the Company’s effective tax rate for the three months ended June 29, 2012 versus the prior year period was primarily due to the U.S. no longer applying a valuation allowance, which resulted in recognition of federal and state income tax expense for businesses in the U.S.

For the nine months ended June 29, 2012 and July 1, 2011, the Company’s effective income tax rate attributable to earnings before income taxes was 44.9% and 9.8%, respectively.  The increase in the Company’s effective tax rate for the nine months ended June 29, 2012 versus the prior year period was primarily due to the U.S. no longer applying a valuation allowance, which resulted in recognition of federal and state income tax expense for businesses in the U.S. for the nine month period ended June 29, 2012.  In addition, increased losses in foreign jurisdictions that carry valuation allowances resulted in no recognition of a tax benefit related to those losses.  Further contributing to the difference in effective tax rates, the Company recognized a tax benefit in the nine month period ended July 1, 2011 related to the recovery of alternative minimum taxes paid for certain prior tax years.

During the nine months ended June 29, 2012, the Company continued to maintain a valuation allowance in Japan, Italy, Spain, the United Kingdom, the Netherlands and France.  A valuation allowance remains for various state and federal U.S. deferred tax assets where it is more likely than not that the asset will not be realized due to a lack of apportioned income and/or limited carryforward periods.  The Company would ordinarily recognize a tax expense/benefit on operating income/loss in these jurisdictions; however, due to the recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets in these jurisdictions, the Company continues to adjust its valuation allowances resulting in effectively no recorded tax expense or benefit in these jurisdictions.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  The Company’s 2012 fiscal year tax expense is anticipated to include approximately $594 related to uncertain income tax positions.  The ongoing tax audit in Japan and the closure of the tax audit in Italy are significant items that impact the uncertain income tax amount.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is projecting accrued interest, for the Company’s fiscal year ending September 28, 2012, of $35, which includes the impact of a reversal of $129 due to the closure of the tax audit in Italy.

The Company is currently undergoing income tax examinations in the Netherlands and Japan.  The income tax examinations in Canada, Italy and the United States were concluded during the third quarter with no material changes.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2009-2011
Canada	2008-2011
France	2008-2011
Germany	2009-2011
Italy	2006-2011
Japan	2007-2011
Switzerland	2001-2011

JOHNSON OUTDOORS INC.

7         INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	June 29 2012	September 30 2011	July 1 2011
Raw materials	$21,917	$24,260	$22,319
Work in process	1,576	1,780	2,038
Finished goods	43,525	42,422	49,333
	$67,018	$68,462	$73,690

8         GOODWILL

The changes in goodwill during the nine months ended June 29, 2012 and July 1, 2011, respectively, were as follows:

	June 29 2012	July 1 2011
Balance at beginning of period	$14,651	$13,729
Amount attributable to movements in foreign currency rates	(290)	467
Balance at end of period	$14,361	$14,196

9         WARRANTIES

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the nine months ended June 29, 2012 and July 1, 2011, respectively.

	June 29 2012	July 1 2011
Balance at beginning of period	$5,155	$4,589
Expense accruals for warranties issued during the period	2,740	4,018
Less current period warranty claims paid	2,676	2,409
Balance at end of period	$5,219	$6,198

JOHNSON OUTDOORS INC.

10       COMPREHENSIVE INCOME

Comprehensive income consists of net income and changes in shareholders’ equity from non-owner sources. For the three and nine month periods ended June 29, 2012 and July 1, 2011, the difference between net income and comprehensive income consisted primarily of cumulative foreign currency translation adjustments and amortization of the effective portion of an interest rate swap that had been designated as a cash flow hedge.

The strengthening of the U.S. dollar against worldwide currencies was the primary driver of the Company's currency translation loss for the three and nine month periods ended June 29, 2012.  The weakening of the U.S. dollar versus the Swiss franc and the euro was the primary driver of the Company's currency translation gain for the three and nine month periods ended July 1, 2011.

The income on the cash flow hedge for the three and nine month periods ended June 29, 2012 and July 1, 2011 was the result of amortizing part of the effective portion of this cash flow hedge as interest expense (see “Note 14 – Derivative Instruments and Hedging Activities”).

Comprehensive income for the respective periods consisted of the following:

	Three Months Ended		Nine Months Ended
	June 29	July 1	June 29	July 1
	2012	2011	2012	2011
Net income	$8,995	$8,118	$13,334	$15,367
Currency translation (loss) gain	(4,485)	4,369	(5,682)	8,218
Income from cash flow hedge	199	247	683	859
Comprehensive income	$4,709	$12,734	$8,335	$24,444

11      RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure Watercraft product sales and distribution in Europe and to consolidate all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action will result in the closure of sales offices in France and the U.K. and closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 28 positions in the U.S. and Europe.  These charges are included in the “Administrative management, finance and information systems” line in the Company’s condensed consolidated statements of operations in the Watercraft segment.  The restructuring accrual is included in the “Other current liabilities” line in the Company’s Condensed Consolidated Balance Sheet.  In addition, the Company increased its reserve for bad debts by $310 as a result of this action. The Company expects the total cost of this restructuring to be approximately $2,200 and to be completed over the next 12 months.

JOHNSON OUTDOORS INC.

The following table presents changes in the accrual related to this restructuring project through June 29, 2012.

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of September 30, 2011	$-	$-	$-	$-
Activity during the period ended June 29, 2012:
Charges to earnings	488	316	84	888
Settlement payments	-	-	-	-
Accrued restructuring liabilities as of June 29, 2012	$488	$316	$84	$888

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

The Company considers the defense of its intellectual property assets to be an ordinary and necessary operating activity essential to maintaining its competitive advantages.  Such activities are not of a financing nature and are not unusual or infrequent.  As a result, and in accordance with the presentation guidance in the Income Statement Subtopics in ASC 225, the Company recognized all of the litigation costs incurred and the payment of the settlement in relation to this matter as a component of operating expenses.  The $3,500 insurance recovery related to these costs accordingly was also recognized in operations as a matter of consistency.  This litigation settlement recovery is included in the Watercraft segment.

JOHNSON OUTDOORS INC.

13       INDEBTEDNESS

Debt was comprised of the following at June 29, 2012, September 30, 2011, and July 1, 2011:

	June 29 2012	September 30 2011	July 1 2011
Term loans	$8,531	$14,367	$14,440
Revolvers	3,490	-	7,580
Other	455	605	651
Total debt	12,476	14,972	22,671
Less current portion of long term debt	516	3,494	2,571
Less short term notes payable and revolving credit lines	3,490	-	7,580
Total long-term debt	$8,470	$11,478	$12,520

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at June 29, 2012.

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

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 8% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

Revolvers
On November 16, 2010, the Company and certain of its subsidiaries entered into amendments to their Revolving Credit Agreements (or “Revolvers”).  The amended terms of the Revolvers, maturing on November 16, 2014, provide for funding of up to $75,000, with an accordion feature that allows for the option to increase the maximum seasonal financing availability subject to the approval of the lenders. Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings during the period from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down provision that reduces the borrowing capacity to $30,000 for 60 consecutive days.  The amendments to the Revolvers reset the interest rate calculation each quarter,  by instituting an applicable margin based on the Company’s leverage ratio for the trailing twelve month period.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at June 29, 2012, based primarily on LIBOR was approximately 2.50%.

JOHNSON OUTDOORS INC.

The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The Company’s remaining borrowing availability under the Revolvers was approximately $46,100 at June 29, 2012.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of June 29, 2012 or July 1, 2011.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $2,103 and $2,568 at June 29, 2012 and July 1, 2011, respectively.  The Company had no unsecured lines of credit as of June 29, 2012 or July 1, 2011.

Aggregate scheduled maturities of long-term debt as of June 29, 2012, for the remainder of fiscal 2012 and subsequent fiscal years, were as follows:

Fiscal Year
2012	$126
2013	531
2014	510
2015	359
2016	367
Thereafter	7,093
Total	$8,986

Interest paid was $296 and $782 for the three month periods ended June 29, 2012 and July 1, 2011, respectively.  Interest paid for the nine month periods ended June 29, 2012 and July 1, 2011 was $1,062 and $1,806, respectively.

The weighted average borrowing rate for short-term debt was approximately 2.6% and 3.2% for the nine months ended June 29, 2012 and July 1, 2011, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of June 29, 2012 and July 1, 2011 was approximately $8,470 and $12,520, respectively.

14       DERIVATINE INSTRUMENTS AND HEDGING ACTIVITIES

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

JOHNSON OUTDOORS INC.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 22% of the Company’s revenues for the nine month period ended June 29, 2012 were denominated in currencies other than the U.S. dollar. Approximately 12% were denominated in euros, with the remaining 10% denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of June 29, 2012, the Company held a foreign currency forward contract with a notional value of 5,400 Swiss francs.  See “Note 15 – Fair Value Measurements” for information regarding the fair value and financial statement presentation of these derivatives.

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

On January 2, 2009, the Company’s then effective interest rate swap contract became ineffective as a hedging instrument.  Prior to becoming ineffective, the effective portion of the Company’s interest rate swap contract was recorded in accumulated other comprehensive income (“AOCI”), a component of shareholders’ equity. As a result of this cash flow hedge becoming ineffective, the unrealized loss in AOCI was frozen and all subsequent changes in the fair value of the swap were recorded directly to interest expense in the Company’s statements of operations. The effective portion frozen in AOCI is amortized over the period of the originally hedged transaction.  The remaining amount held in AOCI shall be immediately recognized as interest expense if it ever becomes probable that the Company will not have interest bearing debt through December 14, 2012, the period over which the originally forecasted hedged transactions were expected to occur.  The Company expects that all of the $244 remaining in AOCI at June 29, 2012 will be amortized into interest expense over the next six months.

The Company held no interest rate swap contracts in fiscal 2011 or during year to date fiscal 2012 and as of June 29, 2012, the Company was unhedged with respect to interest rate risk on its floating rate debt.

JOHNSON OUTDOORS INC.

The following discloses the location of loss reclassified from AOCI into net income related to derivative instruments during the three and nine month periods ended June 29, 2012 and July 1, 2011:

	Three Months Ended		Nine Months Ended
	June 29	July 1	June 29	July 1
Loss reclassified from AOCI into:	2012	2011	2012	2011

Interest expense	$199	$247	$683	$859

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 29, 2012 and July 1, 2011 was:

	Location of loss (gain)	Three Months Ended
Derivatives not designated as	recognized in statement	June 29	July 1
hedging instruments	of operations	2012	2011

Foreign exchange forward contracts	Other (income) expense, net	$304	$(387)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended June 29, 2012 and July 1, 2011 was:

	Location of loss (gain)	Nine Months Ended
Derivatives not designated as	recognized in statement	June 29	July 1
hedging instruments	of operations	2012	2011

Foreign exchange forward contracts	Other (income) expense, net	$316	$(719)

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

JOHNSON OUTDOORS INC.

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at June 29, 2012, September 30, 2011 and July 1, 2011 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

Valuation Techniques

Over the Counter Derivative Contracts
The value of over the counter derivative contracts, such as interest rate swaps and foreign currency forward contracts, are derived using pricing models, which take into account the contract terms, as well as other inputs, including, where applicable, the notional values of the contracts, payment terms, maturity dates, credit risk, interest rate yield curves, and contractual and market currency exchange rates.  The fair value of the foreign exchange forward contracts reported below was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract.  All foreign currency forward contracts held by the Company as of June 29, 2012 mature within twelve months.  The mark-to-market adjustments are recorded in “Other (income) expense, net” in the Company’s accompanying Condensed Consolidated Statements of Operations.

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

JOHNSON OUTDOORS INC.

The following table summarizes the Company's financial assets and liabilities measured at fair value as of June 29, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$6,796	$-	$-	$6,796
Liabilities:
Foreign currency forward contracts	-	39	-	39

The following table summarizes the Company's financial assets and liabilities measured at fair value as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$5,385	$-	$-	$5,385
Liabilities:
Foreign currency forward contracts	-	128	-	128

The following table summarizes the Company's financial assets measured at fair value as of July 1, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$6,368	$-	$-	$6,368
Foreign currency forward contracts	-	143	-	143

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended June 29, 2012 and July 1, 2011 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	June 29	July 1
	Operations	2012	2011

Rabbi trust assets	Other (income) expense, net	$286	$(19)
Foreign currency forward contracts	Other (income) expense, net	304	(387)

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the nine months ended June 29, 2012 and July 1, 2011 was:

	Location of (income) loss	Nine Months Ended
	recognized in Statement of	June 29	July 1
	Operations	2012	2011

Rabbi trust assets	Other (income) expense, net	$(796)	$(703)
Foreign currency forward contracts	Other (income) expense, net	316	(719)

JOHNSON OUTDOORS INC.

The Company recorded impairment on a trademark held by the Marine Electronics business, reducing its fair value to $0.  A $609 pre-tax impairment charge was included in administrative management, finance and information systems expenses in the Marine Electronics segment related to this impairment during the three and nine month periods ended June 29, 2012 and July 1, 2011.

16       NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend fair value measurements and disclosures.  The guidance became effective for the Company on a prospective basis during its 2012 fiscal second quarter.  This guidance is intended to provide a consistent definition of fair value between International Financial Reporting Standards and U.S. GAAP and results in convergence of requirements for measurement of and disclosure about fair value.  The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The Company adopted this updated authoritative guidance effective as of December 31, 2011, the beginning of its second quarter of fiscal 2012.  The Company’s adoption of this authoritative guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

17       SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and nine month periods ended June 29, 2012 and July 1, 2011.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	June 29	July 1	June 29	July 1	September 30
	2012	2011	2012	2011	2011
Net sales:
Marine Electronics:
Unafilliated customers	$70,123	$64,089	$198,057	$185,774
Interunit transfers	100	83	193	242
Outdoor Equipment:
Unafilliated customers	12,197	11,306	27,894	32,017
Interunit transfers	25	16	55	42
Watercraft:
Unafilliated customers	22,109	21,743	46,631	45,980
Interunit transfers	56	112	79	126
Diving
Unafilliated customers	23,958	25,099	64,509	65,841
Interunit transfers	93	301	398	670
Other / Corporate	208	244	406	433
Eliminations	(274)	(512)	(725)	(1,080)
Total	$128,595	$122,481	$337,497	$330,045
Operating profit (loss):
Marine Electronics	$12,165	$8,994	$26,555	$22,194
Outdoor Equipment	1,522	1,597	2,101	3,750
Watercraft	506	1,061	1,109	(14)
Diving	2,631	2,179	4,239	3,323
Other / Corporate	(2,602)	(2,021)	(9,520)	(7,354)
	$14,222	$11,810	$24,484	$21,899
Total assets (end of period):
Marine Electronics			$108,692	$99,035	$101,739
Outdoor Equipment			22,967	23,175	24,046
Watercraft:			44,260	45,031	34,614
Diving			71,339	75,676	67,969
Other / Corporate			27,650	15,080	30,988
			$274,908	$257,997	$259,356

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

The Company has incurred approximately $3,290 of cumulative costs related to clean-up and repair of the facility and equipment, losses of inventory and fixed assets, rental of temporary office space for administrative and R&D personnel and payroll expenses for labor idled due to the flood.  The Company has received $2,600 of cumulative insurance reimbursements associated with these costs and has recorded a receivable with its insurers of $415 as of June 29, 2012.  During the nine month period ended June 29, 2012, the Company has recognized an expense of $19 in the Administrative, finance and information systems expense line in the Outdoor Equipment segment.

The Company is still negotiating further insurance recoveries under its business continuation and fixed asset replacement policies related to this event.  The amount of these recoveries, if any, cannot be estimated at June 29, 2012.  Any such recoveries will be recorded as income upon the resolution of gain contingencies.

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (the Company) as of and for the three and nine month periods ended June 29, 2012 and July 1, 2011. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Seasonality

The Company’s business is seasonal in nature. The second and third fiscal quarters fall within the Company’s primary selling season for its outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last two fiscal years.

	Year Ended
	September 30, 2011		October 1, 2010
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	-8%	18%	-24%
March	32%	65%	30%	55%
June	30%	67%	32%	92%
September	19%	-24%	20%	-23%
	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown were as follows:

	Three Months Ended		Nine Months Ended
	June 29	July 1	June 29	July 1
	2012	2011	2012	2011
Net sales:
Marine Electronics	$70,223	$64,172	$198,250	$186,016
Outdoor Equipment	12,222	11,322	27,949	32,059
Watercraft	22,165	21,855	46,710	46,106
Diving	24,051	25,400	64,907	66,511
Other / Eliminations	(66)	(268)	(319)	(647)
	$128,595	$122,481	$337,497	$330,045
Operating profit (loss):
Marine Electronics	$12,165	$8,994	$26,555	$22,194
Outdoor Equipment	1,522	1,597	2,101	3,750
Watercraft	506	1,061	1,109	(14)
Diving	2,631	2,179	4,239	3,323
Other / Corporate	(2,602)	(2,021)	(9,520)	(7,354)
	$14,222	$11,810	$24,484	$21,899

JOHNSON OUTDOORS INC.

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Net sales on a consolidated basis for the three months ended June 29, 2012 were $128,595, an increase of $6,114, or  5%, compared to $122,481 for the three months ended July 1, 2011.  Strong performance in North America and Asia markets more than offset declines in Southern Europe.

Net sales for the three months ended June 29, 2012 for the Marine Electronics business were $70,223, up $6,051 or 9% from $64,172 in the prior year quarter.  The increase is primarily the result of double digit growth in the Minn Kota® and Cannon® brands.

Net sales for the Outdoor Equipment business were $12,222 for the current quarter, an increase of $900 or 8% from the prior year quarter net sales of $11,322.  The increase was driven primarily by a 92% improvement in military tent sales in the current year quarter due to the pacing of orders.

Net sales for the Watercraft business were $22,165, an increase of $310, or 1%, compared to $21,855 in the prior year quarter.   The increase was driven primarily by repeat orders of low margin Old Town® brand product sold to large sporting goods retailers.

Diving net sales were $24,051 this quarter versus $25,400 in the prior year quarter, a decrease of $1,349 or 5%.  Unfavorable foreign currency translation impacted sales by 7%, but was offset in part by the effect of price increases.

Consolidated net sales for the nine months ended June 29, 2012 were $337,497, an increase of $7,452, or 2%, compared to $330,045 for the nine months ended July 1, 2011.  Increased sales in the Marine Electronics business more than overcame the $3,252 unfavorable effect of foreign currency translation.

Net sales for the nine months ended June 29, 2012 for the Marine Electronics business were $198,250, up $12,234 or 7% from $186,016 in the first nine months of the prior year. Both the Minn Kota® and Humminbird® brands grew significantly versus the prior year due primarily to the continued success of i-Pilot® and side imaging® and down imagingTM sonar products.

Net sales for the Outdoor Equipment business were $27,949 for the current year to date period, a decrease of $4,110 or 13% from the prior year net sales of $32,059.  The decrease was driven by a 27% year to date decline in military tent sales, incurred primarily during the first two fiscal quarters, related to reduced demand by the U.S. military.

Net sales for the first nine months for the Watercraft business were $46,710, an increase of $604 or 1%, compared to $46,106 in the prior year period.  Similar to the quarterly results, the increase represents higher sales of low margin product sold to large sporting goods retailers.

JOHNSON OUTDOORS INC.

Diving net sales were $64,907 for the nine months ended June 29, 2012 versus $66,511 for the nine months ended July 1, 2011, a decrease of $1,604 or 2% driven primarily by the $2,188 effect of unfavorable currency translation offset in part by the effect of price increases in U.S. and European markets.

Cost of Sales

Cost of sales increased $2,395, or 3%, to $74,348 for three months ended June 29, 2012 versus the same prior year period. The increase is primarily due to variable costs driven by the 5% increase in net sales during the same period.

For the nine months ended June 29, 2012, cost of sales increased $5,718, or 3%, to $201,622.  The increase in the year to date period was also primarily driven by the 2% increase in net sales.

Gross Profit Margin

Gross profit as a percentage of net sales was 42.2% on a consolidated basis for the three month period ended June 29, 2012 compared to 41.3% in the prior year quarter.   Efficiencies related to increased sales volume, price increases in the Diving business and inventory reserves taken in Marine Electronics in the prior year were the primary factors contributing to the increase in gross margin rates year over year.

Gross profit as a percentage of net sales declined slightly from the prior year for the nine month period ended June 29, 2012 from 40.6% in the prior year to date period to 40.3%.  The decline was primarily driven by a higher mix of low margin products during the first two fiscal quarters in the Marine Electronics business and in Watercraft for the year to date period.

Operating Expenses

Operating expenses were $40,025 for the quarter ended June 29, 2012, an increase of $1,307 over the prior year quarter amount of $38,718, primarily due to restructuring and related costs of $1,246 recognized in the Watercraft segment.  The restructuring plan is estimated to save approximately $2,000 annually by the end of fiscal 2014.

Operating expenses were $111,391 for the nine months ended June 29, 2012 compared to $112,242 in the prior year nine month period.  A $3,500 favorable settlement with an insurance carrier were offset in part by the restructuring and related costs recorded by the Watercraft segment and increases in health insurance costs and bad debt expense related to sales in southern Europe.

Operating Profit

Operating profit on a consolidated basis for the three months ended June 29, 2012 was $14,222 compared to $11,810 in the prior year quarter, an increase of $2,412 driven primarily by the factors noted above.

Operating profit on a consolidated basis for the nine months ended June 29, 2012 was $24,484 compared to an operating profit of $21,899 in the prior year period, an increase of $2,585 over the prior year-to-date period.  The increase was driven primarily by the insurance settlement offset in part by the restructuring costs.

Interest

Interest expense totaled $595 for the three months ended June 29, 2012, compared to $979 in the corresponding period of the prior year.  The decrease was due primarily to the capitalization of $133 of interest in the current period as well as lower debt balances and interest rates in the most recent quarter.

For the nine months ended June 29, 2012, interest expense totaled $2,008 compared to $2,842 for the nine months ended July 1, 2011.  The decrease was due to the same factors noted for the quarter in addition to lower interest rate swap amortization expense in the current period.

Interest income for each of the three and nine month periods ended June 29, 2012 and July 1, 2011 was less than $100.

JOHNSON OUTDOORS INC.

Other Expense/Income

Included in other expense/income for the three months ended June 29, 2012 were foreign currency exchange gains of $952 compared to losses of $1,810 for the three months ended July 1, 2011.  In addition, the Company’s foreign currency forward contracts resulted in losses of $304 for the quarter ended June 29, 2012 versus gains of $387 for the quarter ended July 1, 2011.  Also included in this line item were net investment losses on the assets related to the Company’s non-qualified deferred compensation plan of $259 in the three month period ended June 29, 2012 compared to net investment gains of $40 in the three month period ended July 1, 2011.

For the nine months ended June 29, 2012, foreign currency exchange gains were $843 compared to losses of $3,293 for the nine months ended July 1, 2011.  The Company’s foreign currency forward contracts resulted in losses of $316 for the nine months ended June 29, 2012 versus gains of $719 for the nine months ended July 1, 2011.  Net investment gains on the assets related to the Company’s non-qualified deferred compensation plan were $952 in the nine month period ended June 29, 2012 compared to $810 in the nine month period ended July 1, 2011.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three and nine months ended June 29, 2012 was 36.0% and 44.9%, respectively, compared to 10.8% and 9.8% in the corresponding periods of the prior year.

The increase in the Company’s effective tax rate for the three and nine months ended June 29, 2012 versus the prior year periods was primarily due to the U.S. no longer applying a valuation allowance, which resulted in recognition of federal and state income tax expense for businesses in the U.S.  In addition, increased losses in foreign jurisdictions that carry valuation allowances resulted in no recognition of a tax benefit related to those losses.

Further contributing to the difference in the effective tax rate for the nine months ended June 29, 2012, the Company recognized a tax benefit in the six month period ended April 1, 2011 related to the recovery of alternative minimum taxes paid for certain prior tax years.

Net Income

Net income for the three months ended June 29, 2012 was $8,995, or $0.91 per diluted common class A and B share, compared to $8,118, or $0.83 per diluted common class A and B share, for the corresponding period of the prior year.

Net income for the nine months ended June 29, 2012 was $13,334 or $1.35 per diluted common class A and B share, compared to $15,367, or $1.58 per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Cash, net of debt, was $26,269 as of June 29, 2012 compared to $7,654 as of July 1, 2011.  The increase was driven in large part by strong operating cash flow over the preceding twelve months.  The Company's debt to total capitalization ratio was 7%as of June 29, 2012 down from 13% as of July 1, 2011.  The Company’s total debt balance was $12,476 as of June 29, 2012 compared to $22,671 as of July 1, 2011.  See “Note 13 – Indebtedness” in the notes to the Company’s accompanying Condensed Consolidated Financial Statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $77,012 as of June 29, 2012, a decrease of $3,909 compared to $80,921 as of July 1, 2011. The year over year change was primarily related to effect of foreign currency translation.

Inventories, net of inventory reserves, were $67,018 as of June 29, 2012, a decrease of $6,672 compared to $73,690 as of July 1, 2011.  Approximately half of the decrease was driven by the effect of foreign currency translation.  The remaining decrease was driven primarily by inventory reductions in the Marine Electronics and Watercraft businesses.

Accounts payable were $30,269 at June 29, 2012, an increase of $1,445 compared to $28,824 as of July 1, 2011.  The increase was driven in part by renegotiated terms with certain suppliers.

JOHNSON OUTDOORS INC.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Nine Months Ended
(thousands)	June 29 2012	July 1 2011

Cash (used for) provided by:
Operating activities	$7,005	$(1,027)
Investing activities	(7,722)	(5,995)
Financing activities	(2,233)	(973)
Effect of foreign currency rate changes on cash	(2,819)	5,004
Decrease in cash and cash equivalents	$(5,769)	$(2,991)

Operating Activities

Cash provided by operations totaled $7,005 for the nine months ended June 29, 2012 compared with cash used for operations of $1,027 during the corresponding period of the prior fiscal year.  The increase in operating cash was driven significantly by the decrease in deferred tax assets.

Amortization of deferred financing costs, depreciation and other amortization charges were $9,170 for the nine month period ended June 29, 2012 compared to $7,691 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $7,722 for the nine months ended June 29, 2012 and $5,995 for the corresponding period of the prior year.  Cash usage in the current and the prior year periods related to capital expenditures was $8,930 and $5,995, respectively.  The Company’s recurring investments are made primarily for software development and  tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2012 are expected to be funded by working capital or existing credit facilities.  The Company received proceeds of $1,208 in the nine month period ending June 29, 2012 related to the sale of a property in Ferndale, Washington.

Financing Activities

Cash flows used for financing activities totaled $2,233 for the nine months ended June 29, 2012 compared to $973 for the nine month period ended July 1, 2011. The Company made principal payments on senior notes and other long-term debt of $5,986 during the nine month period ended June 29, 2012 which included the repayment of approximately $2,932 of term loans resulting from the sale of a property in Ferndale, Washington, which was pledged as collateral under the related term loan.  The Company also repaid $2,583 of its highest interest rate term loans in the current quarter.  For the nine month period ended July 1, 2011, the Company made principal payments on senior notes and other long-term debt of $1,174.

The Company had outstanding borrowings of $3,490 on revolving credit facilities and current maturities of its long-term debt of $516 as of June 29, 2012.  As of July 1, 2011, the Company had $7,580 outstanding on revolving credit facilities and current maturities of long-term debt of $2,571.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $8,470 and $12,520 as of June 29, 2012 and July 1, 2011, respectively.

The Company’s term loans have maturity dates of 20 years from the September 29, 2009 effective date of the agreements.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus 2.0%.  The prime rate was 3.25% at June 29, 2012.

JOHNSON OUTDOORS INC.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 8% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

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

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at June 29, 2012, based primarily on LIBOR plus 2.25%, was approximately 2.50%.

The Company’s remaining borrowing availability under the Revolvers was approximately $46,100 at June 29, 2012.

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

As of June 29, 2012 the Company held approximately $30,300 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Off Balance Sheet Arrangements

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding were $2,103 and $2,568 at June 29, 2012 and July 1, 2011, respectively.

The Company anticipates making contributions of $178 to its defined benefit pension plans through September 28, 2012.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2011 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Policies and Estimates.” There were no significant changes to the Company’s critical accounting policies during the nine months ended June 29, 2012.

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
Signatures Dated: August 9, 2012
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
101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements*

____________________________
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