Form 10-K
period 2012-09-28
JOHNSON OUTDOORS INC
filed 2012-12-11
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2012

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

Large Accelerated Filer	[ ]
Accelerated Filer	[X]
Non-Accelerated Filer	[ ] (do not check if a smaller reporting company)
Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [    ] No  [ X ]

As of November 30, 2012, 8,679,313 shares of Class A and 1,213,664 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by nonaffiliates of the registrant was approximately $89,969,358 on March 30, 2012 (the last business day preceding the registrant’s most recently completed second quarter) based on approximately 3,960,699 shares of Class A common stock held by nonaffiliates. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $19.10 per share, the closing price of the Class A common stock as reported on the NASDAQ Global MarketSM on March 30, 2012. Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “Johnson Outdoors” and the “Company” mean Johnson Outdoors Inc. and its subsidiaries collectively, unless the context indicates another meaning.

Forward Looking Statements
Certain matters discussed in this Form 10-K are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates,” “intends” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms and focus on innovation; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in working capital management and cost-structure reductions; the Company’s ongoing success in meeting financial covenants in its credit agreements with its lenders; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company's customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks
We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, LakeMaster®, Silva®, Eureka!®, Tech4O™, Jetboil ®, Geonav®, Old Town®, Ocean Kayak™, Necky®, Extrasport®, Carlisle®, Scubapro®, UWATEC® and SUBGEAR®.

PART I

ITEM 1.        BUSINESS

Johnson Outdoors is a leading global manufacturer and marketer of branded seasonal, outdoor recreation products used primarily for fishing from a boat, diving, paddling, hiking and camping. The Company’s portfolio of well-known consumer brands has attained leading market positions due to continuous innovation, marketing excellence, product performance and quality.  Company values and culture support innovation in all areas, promoting and leveraging best practices and synergies within and across its subsidiaries to advance the Company’s strategic vision set by executive management and approved by the Board of Directors.  The Company is controlled by Helen P. Johnson-Leipold (Chairman and Chief Executive Officer), members of her family and related entities.

The Company was incorporated in Wisconsin in 1987 as successor to various businesses.

Marine Electronics

The Company’s Marine Electronic segment brands are: Minn Kota battery-powered fishing motors for quiet trolling or primary propulsion; Humminbird sonar and GPS equipment for fishfinding and navigation and Cannon downriggers for controlled-depth fishing.  In 2011, the Company acquired the LakeMaster brand of high-definition lake charts.  In 2012, the Company made a decision to extend its Humminbird brand to deep water navigation systems resulting in the discontinuation of the Geonav brand.

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

Eureka! commercial tents include party tents and accessories, sold primarily to general rental stores, and other commercial tents and accessories sold directly to tent erectors. The Company’s commercial tent products range from 10’x10’ canopies to 120’ wide pole tents and other large scale frame structures and are primarily manufactured by the Company at the Company’s Binghamton, New York location.

Commercial tent accessories include lighting systems, interior lining options, and mounting brackets that allow the interior of the tents to be customized to suit the occasion.  The Company believes there is a niche market for commercial tents outfitted with common, easy to use accessories.

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents for the military at its Binghamton, New York location. Tents produced for military use in the last twelve months include modular general purpose tents, rapid deployment shelters and various lightweight one and two person tents. The Company manufactures military tent accessories like fabric floors and insulated thermal liners and is also a subcontract manufacturer for other providers of military tents.

Silva field compasses are manufactured by the Company and marketed exclusively in North America where the Company owns Silva trademark rights. Tech40 digital instruments and other branded products are manufactured by third parties and are primarily sold in the North American market.

Watercraft

The Company’s Watercraft segment designs and markets Necky high performance sea touring kayaks; sit on top Ocean Kayaks; and Old Town canoes and kayaks for family recreation, touring and tripping.  With the exception of Necky fiberglass boats, these brands are manufactured at the Company’s facility in Old Town, Maine.

The Company uses a rotational molding process for manufacturing polyethylene kayaks and canoes to compete in the high volume, low and mid price range of the market. The Company uses a thermo-form molding process in the manufacturing of lower priced models.  The Company also markets canoes built from Royalex, a composite material comprising an outer layer of vinyl and hard acrylonitrile butadiene styrene plastic (ABS) and an inner layer of ABS foam bonded together by heat treatment, and wood.  The Company’s United States warehouse and distribution center for all of its Watercraft brands is also located in Old Town, Maine.

Watercraft accessory brands, including Extrasport personal flotation devices and Carlisle branded paddles, are produced primarily by third-party sources.  The Company manufactures its Pacific brand kayaks in New Zealand and contracts for manufacturing of Watercraft products with third parties in New Hampshire and the Czech Republic.

The Company’s kayaks, canoes and accessories are sold through multiple channels in the U.S., Europe and the Pacific Basin with an emphasis on independent specialty retailers and large outdoor retailers such as Bass Pro Shops and Cabela’s.

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

Diving

The Company manufactures and markets underwater diving products for recreational divers, which it sells and distributes under the SCUBAPRO and SUBGEAR brand names.

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, buoyancy compensators, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO diving equipment is marketed to the premium segment of the market for both diving enthusiasts and more advanced divers. SUBGEAR products are marketed to the value conscious recreational diver seeking quality and performance at an attractive price. Products are sold via select distribution to independent specialty dive stores worldwide. These specialty dive stores sell the Company’s products over the counter as well as through their own websites.  In addition, they generally provide a wide range of services to divers, including regular maintenance, product repair, diving education and travel programs.  The Company also sells diving gear to dive training centers, aquariums, resorts and armed forces around the world.

The Company focuses on maintaining and extending the SCUBAPRO brand as the market leader in innovation and quality. The SCUBAPRO brand is positioned to incorporate the Company’s latest innovations and designs.  The SUBGEAR brand benefits from sharing SCUBAPRO’s experienced research and development teams.  This two brand strategy and product positioning is driven by product feature and differentiation, price point and design.  SUBGEAR is a full line brand with an emphasis on life support and an even broader range of soft goods for the global market.  SCUBAPRO and SUBGEAR brands have been extended to include dive computers which had previously been marketed under the UWATEC brand.

The Company’s consumer communication focuses on building brand awareness and highlighting exclusive product features and consumer benefits of the SCUBAPRO and SUBGEAR product lines. The Company’s communication and distribution strategies reinforce the SCUBAPRO brand’s position as the industry’s quality and innovation leader. The Company markets its equipment in diving magazines, via websites and through information and displays in dive specialty stores. SUBGEAR’S full line of dive equipment and accessories compete in the mid-market on the basis of quality and performance at an affordable price.

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

Research and Development

The Company commits significant resources to new product research and development in each of its business segments.  Marine Electronics conducts its product research, design, engineering and software development activities at its locations in Mankato and Little Falls, Minnesota; Alpharetta, Georgia; Eufaula, Alabama; and Shanghai, China.  Diving maintains research and development facilities in Zurich, Switzerland and Casarza Ligure, Italy.  Research and development activities for Watercraft are performed in Bellingham, Washington and Old Town, Maine.  Product research, design and innovation for Outdoor Equipment products are conducted at the Company's Binghamton, New York location.

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

Humminbird’s main competitors in the market for on-boat electronics used in deep water (i.e. the Great Lakes and oceans)  are Raymarine, Simrad, Furuno and Garmin.  Lowrance and Garmin are Humminbird’s primary competitors for products used on freshwater inland lakes.  Competition in this business is primarily focused on the quality of sonar imaging and display, easy to use graphical interfaces as well as the integration of mapping and GPS technology.

Cannon’s main competitors in the downrigger market are Big Jon, Walker and Scotty. Competition in this business primarily focuses on ease of operation, speed and durability.

LakeMaster’s main competitors in the lake chart market are Navionics and Jeppesen.  Competition in this business focuses primarily on quality of data and quantity of available charts for inland lakes and ocean shoreline.

Outdoor Equipment:  The Company’s outdoor equipment brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman and private label brands. The Company also competes with specialty companies such as Kelty, The North Face and Marmot on the basis of materials and innovative designs for consumers who want performance products priced at a value.

The Company’s competitors in the Commercial tent market include Anchor Industries and Aztec for tension, frame and canopy tents.  Competition in the commercial tent business is based on price, quality, structure, styling, ease of installation and technical support.

The Company sells military tents to prime vendors and third party distributors who hold supply contracts primarily with the U.S. Government.  Such supply contracts can be for commercial off-the-shelf products in addition to products required to be built to unique specifications.  Competitors in the military tent business include HDT, DHS Systems, Alaska Structures, Camel, Outdoor Venture, and Diamond Brand.

Watercraft:  The Company primarily competes in the kayak and canoe product categories of the paddlesports market. The Company’s main competitors in this market are Confluence Watersports, Pelican, Wenonah Canoe, Jackson Kayak and Legacy Paddlesports, each of which competes on the basis of their product’s design, performance, quality and price.

Diving:  The main competitors in Diving include Aqualung Group, Suunto and Mares.  Competitive advantage in the life support product category of this segment, which consists of regulators, dive computers, and buoyancy compensators, is a function of product innovation, performance, quality and safety.

Competition in the general diving product category of fins, masks, snorkels and wetsuits is characterized by low barriers to entry and numerous competitors who compete on the basis of product innovation, performance, quality and price.

Backlog

Unfilled orders for future delivery of products totaled approximately $41.7 million at September 28, 2012.  For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates, with the exception of the military tent business which has orders outstanding based on contractual agreements.

Employees

At September 28, 2012, the Company had approximately 1,100 regular, full-time employees. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

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

The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted in this report. Historically, the Company has vigorously defended its intellectual property rights and expects to continue to do so.

Supply Chain and Sourcing of Materials

The Company manufactures some products that use materials that, due to geographical distance, limited supplier capacity or competing demands for such materials, are only available in a cost effective manner from a single vendor or require the Company to place orders several months in advance of required delivery.

In the past, the Company has experienced product and component shortages in its Marine Electronics and Diving businesses.  The Company mitigates such product availability and supply chain risks through purchase of safety stocks, forecast-based supply contracts, and to a lesser extent with just in time inventory deliveries or supplier-owned inventory located close to the Company’s manufacturing locations.  The Company strives to balance the businesses’ need to maintain adequate inventory levels with the cost of holding such inventory by manufacturing to forecast for high volume products, utilizing build-to-order strategies wherever possible, and by having contract manufactured products delivered to customers directly from the supplier.  The Company also seeks to manage its inventory through on-going product design and logistical initiatives with its suppliers to reduce lead times.

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

	Year Ended
	2012		2011		2010
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	-17%	19%	-8%	18%	-24%
March	31%	65%	32%	65%	30%	55%
June	31%	66%	30%	67%	32%	92%
September	19%	-14%	19%	-24%	20%	-23%
	100%	100%	100%	100%	100%	100%

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

Available Information

The Company maintains a website at www.johnsonoutdoors.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company makes available on its website, free of charge, its (a) proxy statement for its annual meeting of shareholders; (b) Code of Business Conduct; (c) Code of Ethics for its Chief Executive Officer and Senior Financial and Accounting Officers; and (d) the charters for the following committees of the Board of Directors: Audit; Compensation; Executive; and Nominating and Corporate Governance. Except as specifically provided herein, the Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.  Copies of any materials the Company files with the Securities and Exchange Commission (SEC) can also be obtained free of charge through the SEC’s website at www.sec.gov.  The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1 (800) 732-0330.

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

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Lowrance, Garmin, Confluence and Aqualung/U.S. Divers, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because the outdoor recreation product industries have limited barriers to entry. We experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. If we cannot compete in our product markets successfully in the future, our net sales and profitability will likely decline.

General economic conditions affect the Company’s results.

Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products.  Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels.  Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income can reduce our sales and adversely affect our financial results.  Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition and results of operations.  The impact of weak consumer credit markets, corporate restructurings, layoffs, continued high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

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

Furthermore, we may rely on trade secret law to protect technologies and proprietary information that we cannot or have chosen not to patent. Trade secrets, however, are difficult to protect. Although we attempt to maintain protection through confidentiality agreements with necessary personnel, contractors and consultants, we cannot guarantee that such contracts will not be breached. Further, confidentiality agreements may conflict with other agreements which personnel, contractors and consultants have signed with prior employers or clients. In the event of a breach of a confidentiality agreement or the divulgence of proprietary information, we may not have adequate legal remedies to maintain our trade secret protection. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from the Company’s business.  Any of these negative events could adversely affect our profitability or operating results.

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

As of November 30, 2012, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 77% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 96% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

Our profitability is also affected by significant fluctuations in the prices of the raw materials we use in our products, including the effect of fluctuations in foreign currency exchange rates on raw materials and purchased components.  We may not be able to pass along any price increases in our raw materials or other component costs to our customers.  As a result, an increase in the cost of raw materials, labor or other costs associated with the manufacturing of our products could increase our costs of sales and reduce our gross margins.

Currency exchange rate fluctuations could adversely affect the Company’s results.

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 23% of our revenues for the year ended September 28, 2012 were denominated in currencies other than the U.S. dollar. Approximately 12% were denominated in euros, with the remaining 11% denominated in various other foreign currencies. We may mitigate a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

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

Any of these risks, including the cost of compliance with trade and foreign tax laws, could disrupt the supply of our products or increase our expenses.  In particular, the uncertainty regarding the ability of certain European countries to continue to service their sovereign debt obligations and the related financial restructuring efforts by European governments may cause the value of several European currencies, including the euro, to fluctuate, which may adversely affect our non-U.S. dollar sales and earnings.  As we have manufacturing operations in Italy, a significant disruption of the political or financial systems there could put these manufacturing operations at risk, which could ultimately adversely affect our profitability or operating results.

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

Historically, we have relied upon our existing credit facilities to provide us with adequate working capital to operate our business.  The availability of borrowing amounts under our revolving credit facilities is generally dependent upon the amount and quality of the accounts receivable and inventory collateralizing our credit facilities.  As a result, the bankruptcy of a major customer could have a significant negative impact on the availability of borrowing amounts under our revolving credit facilities.  If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities.  We can make no assurance that we will be successful in ensuring our availability of amounts under our credit facilities or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements.  If we are not able to maintain our borrowing availability under our credit facilities and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.  Ultimately, we may be forced to cease operations.

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are 3,958,699 shares of our Class A common stock held by non-affiliates as of November 30, 2012. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

Not Applicable

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

As of September 28, 2012, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

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
Zurich, Switzerland (Diving)

The Company’s corporate headquarters is located in a leased facility in Racine, Wisconsin.

ITEM 3.           LEGAL PROCEEDINGS

See Note 13 to the consolidated financial statements included elsewhere in this report for a discussion of legal proceedings.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                        EQUITY SECURITIES

Certain information with respect to this item is included in Notes 9 and 10 to the Company's consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 28, 2012, the Company had 705 holders of record of its Class A common stock and 30 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended September 28, 2012, September 30, 2011 and October 1, 2010 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011

Stock prices:
High	$18.75	$15.22	$19.19	$15.81	$20.60	$17.98	$21.72	$20.99
Low	13.73	12.16	15.35	13.00	15.60	14.57	20.16	14.60

The following limitations apply to the ability of the Company to pay dividends:

●	Pursuant to the Company’s revolving credit and security agreement, dated September 29, 2009, as amended, the Company is limited in the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year. The Company may declare, and pay, dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends for any fiscal year exceed 25% of the Company’s net income for that fiscal year.

●	The Company’s Articles of Incorporation provide that no dividend, other than a dividend payable in shares of the Company’s common stock, may be declared or paid upon the Class B common stock unless such dividend is declared or paid upon both classes of common stock. Whenever a dividend (other than a dividend payable in shares of Company common stock) is declared or paid upon any shares of Class B common stock, at the same time there must be declared and paid a dividend on shares of Class A common stock equal in value to 110% of the amount per share of the dividend declared and paid on shares of Class B common stock. Whenever a dividend is payable in shares of Company common stock, such dividend must be declared or paid at the same rate on the Class A common stock and the Class B common stock.

Total Shareholder Return

The graph below compares on a cumulative basis the yearly percentage change since September 28, 2007 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The peer group consists of Arctic Cat Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Marine Products Corporation and Nautilus, Inc. The graph assumes $100 was invested on September 28, 2007 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group index.

* $100 invested on September 28, 2007 in stock or index, including reinvestment of dividends. Indexes calculated on a mid-month basis.

	9/28/2007	10/3/2008	10/2/2009	10/1/2010	9/30/2011	9/28/2012
Johnson Outdoors Inc.	$100.0	$58.2	$42.9	$60.1	$72.6	$100.9
NASDAQ Composite	100.0	72.8	77.3	90.3	93.0	121.5
Russell 2000 Index	100.0	78.1	74.2	88.0	84.6	111.7
Peer Group	100.0	61.0	46.2	61.3	54.7	93.1

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

ITEM 6.          SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or referred to elsewhere in this report.  The Operating Results for the years ended September 28, 2012, September 30, 2011 and October 1, 2010, and the balance sheet data as of September 28, 2012 and September 30, 2011, are derived from the Company’s audited consolidated financial statements included elsewhere herein.  The Operating Results for the years ended October 2, 2009 and October 3, 2008, and the balance sheet data as of October 1, 2010, October 2, 2009 and October 3, 2008 are derived from the Company’s audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

	September 28	September 30	October 1	October 2	October 3
(thousands, except per share data)	2012	2011	2010	2009	2008
OPERATING RESULTS
Net sales	$412,292	$407,422	$382,432	$356,523	$420,789
Gross profit	164,322	163,135	153,523	132,782	159,551
Impairment losses	-	-	-	697	41,007
Litigation settlement	(3,500)	-	-	-	-
Total operating expenses	142,909	145,465	138,969	132,510	197,604
Operating profit (loss)	21,413	17,670	14,554	272	(38,053)
Interest expense	2,258	3,220	5,057	9,949	5,695
Other (income) expense, net	(771)	2,200	305	442	549
Income (loss) before income taxes	19,926	12,250	9,192	(10,119)	(44,297)
Income tax expense (benefit)	9,792	(20,394)	2,653	(407)	24,178
Income (loss) from discontinued operations	-	-	-	41	(2,559)
Net income (loss)	$10,134	$32,644	$6,539	$(9,671)	$(71,034)
Weighted average common shares - Dilutive	9,379	9,287	9,267	9,165	9,093
Net income (loss) per common share - Diluted:
Class A	$1.03	$3.36	$0.68	$(1.06)	$(7.81)
Class B	$1.03	$3.36	$0.68	$(1.06)	$(7.81)
BALANCE SHEET DATA
Current assets	$182,952	$176,445	$160,128	$142,355	$189,714
Total assets	263,632	259,356	226,756	210,282	255,069
Current liabilities	58,967	65,000	67,015	60,841	55,389
Long-term debt, less current maturities	8,334	11,478	14,939	16,089	60,000
Total debt	8,860	14,972	23,810	31,563	60,003
Shareholders' equity	$173,604	$163,525	$126,369	$115,825	$122,284

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than per share amounts, are stated in thousands.

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

The Company’s fiscal 2012 revenues improved by 1.2% while operating profit grew 21.2% from the prior year.  Sales reflect the year over year unfavorable impact of currency translation of 1.3%.  The increase in operating margin in the current year over the prior year was impacted in part by favorable legal and insurance settlements during the year as well as profits driven by the increased Marine Electronics sales volume and margin improvements in the Diving business. Net income of $10,134 decreased by $22,510 over fiscal 2011 due significantly to a $30,186 increase in tax expense which related primarily to the reversal of a valuation reserve for deferred tax assets in the prior year.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2012	2011	2010
Net sales	$412,292	$407,422	$382,432
Gross profit	164,322	163,135	153,523
Operating expenses	142,909	145,465	138,969
Operating profit	21,413	17,670	14,554
Interest expense	2,258	3,220	5,057
Other (income) expense, net	(771)	2,200	305
Income tax expense (benefit)	9,792	(20,394)	2,653
Net income	10,134	32,644	6,539

The Company's internal and external sales and operating profit (loss) by business segment are as follows:

	2012	2011	2010
Net sales:
Marine Electronics	$231,234	$222,115	$185,494
Outdoor Equipment	35,328	38,882	48,690
Watercraft	58,201	57,732	64,001
Diving	87,995	89,544	85,076
Other / Eliminations	(466)	(851)	(829)
Total	$412,292	$407,422	$382,432
Operating profit (loss):
Marine Electronics	$25,230	$21,074	$13,938
Outdoor Equipment	2,831	2,996	5,881
Watercraft	(408)	(1,351)	1,826
Diving	6,408	3,610	3,030
Other / Corporate	(12,648)	(8,659)	(10,121)
Total	$21,413	$17,670	$14,554

See Note 12 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2012 vs Fiscal 2011

Net Sales

Net sales in 2012 increased 1.2% to $412,292 compared to $407,422 in 2011.  The increase was driven primarily by the success of the Marine Electronics business in the U.S. which more than offset the negative effect of foreign currency translation in Diving and sluggish to declining sales in Watercraft and Outdoor Equipment.

Net sales for the Marine Electronics business increased $9,119, or 4.1% during 2012.  Innovative products such as Minn Kota’s i-Pilot wireless GPS trolling system and increased OEM sales helped fuel the growth.

Outdoor Equipment net sales decreased $3,554, or 9.1%, in 2012 primarily due to a slowdown in the consumer camping market and further declines in U.S. military spending.

The Watercraft business experienced an increase in sales of approximately 1%, or $469, due primarily to high volumes of low margin product sold to outdoor retailers and the sale of inventory to a distributor related to the closure of the UK sales office.

Net sales for the Diving business declined $1,549, or 1.7%, year over year, due primarily to $3,825, or 4.3%, of unfavorable currency translation, which more than offset increased sales in the U.S. and Asian markets.

Cost of Sales

Cost of sales was $247,970, or 60.1% of net sales on a consolidated basis for the year ended September 28, 2012 compared to $244,287 or 60.0% of net sales in the prior year.  Costs of raw materials and components increased only slightly over the prior year while increases in labor rates were largely offset by process improvement efforts in each of the businesses.

Gross Profit

Gross profit of $164,322 was 39.9% of net sales on a consolidated basis for the year ended September 28, 2012 compared to $163,135 or 40.0% of net sales in the prior year.

Gross profit in the Marine Electronics business increased $2,685 from the prior year due primarily to the 9.1% increase in sales volume, which was offset in part by inventory write-offs and other costs related to the closure of the European office.

Gross profit in the Outdoor Equipment business decreased $1,099 from 2011 due to decreases in sales, but increased as a percent of net sales from 36.7% in the prior year to 37.3% in 2012.  The increase in gross profit as a percentage of net sales in 2012 was largely driven by the impact of the flood in the prior year results and a favorable mix in the military tent business in the current year.

Gross profit in the Watercraft segment was $1,800 lower than 2011 levels and decreased as a percent of sales from 32.5% in 2011 to 29.2% in 2012.  The decrease in gross profit was due primarily to the mix of lower priced product as well as the closure of the U.K. sales office and the sale of its remaining inventory to a distributor at low margins.

Gross profit for the Diving segment increased by $1,363 and increased as a percentage of sales from 48.2% in 2011 to 50.6% in 2012.  The increase in margin was driven primarily by price increases implemented in the current year to address the impact of cost increases in the prior year.

Operating Expenses

Operating expenses overall decreased from the prior year by $2,556.  The decrease was driven by a $3,500 favorable settlement with an insurance carrier that was recognized as an expense reduction in the Company’s second fiscal quarter and $2,600 of lower legal expenses, offset in part by an increase in bad debt expense, higher incentive compensation expense, and higher deferred compensation expense resulting from the increase in the market value of the non-qualified plan’s assets.

Operating expenses for the Marine Electronics segment decreased by $1,470 from 2011 levels.  The decrease was due mainly to lower legal and warranty costs offset in part by higher incentive compensation and severance costs related to the closure of the European office.

Outdoor Equipment operating expenses decreased by $934 from their levels in 2011 due primarily to the recovery of flood related losses in the current year versus flood related expenses incurred in the prior year.  See further discussion of the impact of the flooding at Note 14 to the Consolidated Financial Statements included elsewhere in this report.

The Watercraft business saw a decline in operating expenses of $2,743 from the prior year due primarily to the favorable insurance settlement of $3,500 which was partially offset by costs related to the closure of the U.K. office and restructuring activities in the U.S.  See further discussion of the impact of the insurance settlement at Note 13 to the Consolidated Financial Statements included elsewhere in this report.

Operating expenses for the Diving business decreased by $1,434 due primarily to the $1,636 favorable impact of currency translation which was offset in part by higher bad debt expense driven by the economic conditions in southern Europe.

Operating Results

The Company’s operating profit was $21,413 in 2012 compared to an operating profit of $17,670 in fiscal 2011.  Marine Electronics operating profit increased by $4,156 from the prior year. Outdoor Equipment operating profit declined year over year from $2,996 to $2,831.  The Watercraft business incurred an operating loss in 2012 of $408, compared to a loss of $1,351 in the prior year.  Diving operating profit increased $2,798 from the prior year.

Other Income and Expenses

Interest expense decreased from the prior year by $962, due largely to lower principal balances, decreases in interest rates and lower expense for amortization of interest rate swaps. Interest income was approximately $100 in both years.

Other income of $631 in fiscal 2012 compared to other expense of $2,290 in the prior year.  The current year included currency losses of $213 which were more than offset by market gains of $1,320 on deferred compensation plan assets.  In the prior year, this line item included $1,701 of currency losses and market losses of $253 on the deferred compensation plan assets.  Market gains and losses on deferred compensation plan assets recognized in Other Income and Expense are offset in full in Operating Expenses.

Pretax Income and Income Taxes

The Company realized pretax income of $19,926 in fiscal 2012, compared to pretax income of $12,250 in fiscal 2011. The Company recorded income tax expense of $9,792 in 2012 compared to $20,394 of income tax benefit in 2011.  The 2011 benefit reflected the net reduction of the Company’s deferred tax asset valuation allowance which was a result of the Company’s determination at the end of fiscal 2011 that it was more likely than not to realize the majority of its deferred tax assets.  See further discussion of the deferred tax asset valuation allowance in Note 6 to the Consolidated Financial Statements found elsewhere in this report.

Net Income

The Company recognized net income of $10,134 in fiscal 2012, or $1.03 per diluted common share, compared to net income of $32,644 in fiscal 2011, or $3.36 per diluted common share, based on the factors discussed above.

Fiscal 2011 vs Fiscal 2010

Net Sales

Net sales in 2011 increased 6.5% to $407,422 compared to $382,432 in 2010.  The increase was driven primarily by the success of new products in the Marine Electronics business.  Those sales, in addition to favorable foreign currency translations which positively impacted sales by $6,367 in comparison to 2010, more than offset significant declines in sales in the Outdoor Equipment and Watercraft businesses.

Net sales for the Marine Electronics business increased $36,621, or 19.7%, during 2011.  Both the Minn Kota and Humminbird brands grew by over 20% in all channels and each exceeded $100 million in sales.  The increases were primarily the result of the introduction of successful new products including Talon shallow water anchors and Humminbird Down Imaging fishfinders.

Outdoor Equipment net sales decreased $9,808 in 2011, or 20.1%, primarily due to significant reductions in military spending and the temporary closure of the Binghamton, New York facility due to the flood that occurred in September 2011.  See further discussion of the impact of the flooding at Note 14 to the Consolidated Financial Statements included elsewhere in this report.

The Watercraft business experienced a decline in sales of $6,269, or 9.8%, across all sales channels and all brands.  Both a slow start to the paddling season due to unfavorable weather conditions and overall weak demand were the primary drivers leading to the decline year over year.

The Diving business saw an increase in sales of $4,468, or 5.3% year over year, due in large part to favorable currency translation of $3,656, or 4.3% year over year, as well as wider distribution of the new SUBGEAR brand and increased SCUBAPRO demand.

Cost of Sales

Cost of sales was 60.0% of net sales on a consolidated basis for the year ended September 30, 2011 compared to $228,909 or 59.9% of net sales in 2010.  The cost of sales increase of $15,378 was primarily attributable to the increase in sales volume during 2011 as compared to 2010.

Gross Profit

Gross profit of $163,135 was 40.0% of net sales on a consolidated basis for the year ended September 30, 2011 compared to $153,523 million or 40.1% of net sales in the prior year.  The gross profit increase of $9,612 was primarily attributable to the increase in sales volume during 2011 as compared to 2010.

Gross profit in the Marine Electronics business increased $16,209 from 2010 due to higher sales volume.  Favorable product mix and increased efficiencies resulting from the higher sales volumes improved this segment’s gross profit as a percent of net sales from 38.1% in 2010 to 39.1% in 2011.

Gross profit in the Outdoor Equipment business decreased $3,738 from 2010, and declined as a percent of net sales from 37.0% to 36.7% in 2011 primarily due to lower volumes and the related reduced absorption of fixed costs.

Gross profit in the Watercraft segment was 32.5% of net sales in 2011 and was $3,695 lower than 2010 levels, which were equal to 35.1% of net sales.  The decrease in gross profit was due primarily to lower sales volumes and reduced absorption of fixed costs.

Gross profit for the Diving segment increased by $828 but decreased as a percentage of sales from 49.7% in 2010 to 48.2% in 2011 primarily due to increases in product and component costs.

Operating Expenses

Operating expenses increased in 2011 from 2010 by $6,497.  The increase was mainly attributable to higher direct expenses related to higher sales volumes, increased R&D spending and higher legal costs.

Operating expenses for the Marine Electronics segment increased by $9,073 from 2010 levels.  The increase was due mainly to increased direct expenses as the result of higher sales volumes and increased legal costs.

Outdoor Equipment operating expenses decreased by $854 from 2010 levels due primarily to lower marketing related costs which were driven by the declines in sales volume during 2011.

The Watercraft business saw a decline in operating expenses of $517 from 2010 due primarily to lower direct expenses driven by lower sales volume which were offset in part by increased freight costs.

Operating expenses for the Diving business increased by $249 due primarily to the $2,067 unfavorable impact of currency translation which was largely offset by the effects of cost reduction efforts undertaken in this segment.

Operating Results

The Company’s operating profit was $17,670 in 2011 compared to an operating profit of $14,554 in fiscal 2010.  Marine Electronics operating profit increased by $7,136 from the prior year. Outdoor Equipment operating profit declined to $2,996, half the level of 2010.  The Watercraft business incurred an operating loss in 2011 of $1,351, compared to an operating profit of $1,826 in 2010, a decline of $3,177.  Diving operating profit increased $580 from the prior year.

Other Income and Expenses

Interest expense decreased from the prior year by $1,837, due largely to lower amortization of interest rate swaps and interest rate decreases which resulted from renegotiating and amending the Company’s debt agreements during 2011. Interest income was less than $100 in both years.

Other expense of $2,290 in fiscal 2011 compared to $367 in the prior year.  The other expense in 2011 reflected currency losses of $1,701 and market losses of $382 on deferred compensation plan assets.  In the 2010, this line item included $1,175 of currency losses offset in part by market gains of $730 on the deferred compensation plan assets.

Pretax Income and Income Taxes

The Company realized pretax income of $12,250 in fiscal 2011, compared to pretax income of $9,192 in fiscal 2010. The Company recorded an income tax benefit of $20,394 in 2011 compared to $2,653 of income tax expense in 2010.  The 2011 income tax benefit reflected the net reduction of its deferred tax asset valuation allowance which was due primarily to the Company’s determination at the end of fiscal 2011 that it was more likely than not to realize the majority of its deferred tax assets.  See further discussion of the deferred tax asset valuation allowance in Note 6 to the Consolidated Financial Statements found elsewhere in this report.

Net Income

The Company recognized net income of $32,644 in fiscal 2011, or $3.36 per diluted common share, compared to net income of $6,539 in fiscal 2010, or $0.68 per diluted common share, based on the factors discussed above.

Financial Condition, Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

(thousands)	2012	2011	2010

Cash (used for) provided by:
Operating activities	$31,764	$30,980	$19,751
Investing activities	(10,789)	(13,323)	(9,271)
Financing activities	(5,256)	(8,648)	(7,572)
Effect of foreign currency rate changes on cash	(1,329)	2,189	2,513
Increase in cash and cash equivalents	$14,390	$11,198	$5,421

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	2012	2011
Current assets	$182,952	$176,445
Current liabilities	58,967	65,000
Working capital	$123,985	111,445
Current ratio	3.1:1	2.7:1

Cash flows provided by operations totaled $31,764, $30,980 and $19,751 in fiscal 2012, 2011 and 2010, respectively. The most significant drivers in the increase in cash flows from operations over the past two years were increases in income and decreases in accounts receivable.

Depreciation and amortization charges were $11,882, $10,877 and $9,977 in fiscal 2012, 2011 and 2010, respectively.

Investing Activities

Cash flows used for investing activities were $10,789, $13,323 and $9,271 in fiscal 2012, 2011 and 2010, respectively.  The purchase of Waypoint Technologies Inc. and Pro Map Technologies Inc., the maker of LakeMaster® brand high definition electronic lake charts used $3,969 of cash in fiscal 2011.  Expenditures for property, plant and equipment were $12,032, $9,367 and $9,966 in fiscal 2012, 2011 and 2010, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past two fiscal years:

(thousands, except share data)	2012	2011
Current debt	$526	$3,494
Long-term debt	8,334	11,478
Total debt	8,860	14,972
Shareholders' equity	173,604	163,525
Total capitalization	$182,464	178,497
Total debt to total capitalization	4.9%	8.4%

Cash flows used for financing activities totaled $5,256 in fiscal 2012 compared to $8,648 in 2011 and $7,572 in 2010.  Payments on long-term debt were $6,112, $1,292, and $594 in fiscal 2012, 2011 and 2010, respectively.

The Company had current maturities of its long-term debt of $526 and $3,494 as of September 28, 2012 and September 30, 2011, respectively, and no outstanding borrowings on its revolving credit facilities as of the end of either fiscal year.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $8,334 and $11,478 as of September 28, 2012 and September 30, 2011, respectively.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at September 28, 2012.

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

On November 16, 2010, the Company and certain of its subsidiaries entered into amendments to their Revolving Credit Agreements (or “Revolvers”).  The amended terms of the Revolvers, maturing on November 16, 2014, provide for funding of up to $75,000, with an accordion feature that provides the Company with the option to increase the maximum seasonal financing availability by $25,000 subject to the approval of the lenders. Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings to $50,000 during the period from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down provision that reduces the borrowing capacity to $30,000 for 60 consecutive days.  The amendments to the Revolvers reset the interest rate calculation each quarter,  by instituting an applicable margin based on the Company’s leverage ratio for the trailing twelve month period.  The applicable margin ranges from 2.25% to 3.0%.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at September 28, 2012, based primarily on LIBOR, was approximately 2.50%.

The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The Company’s remaining borrowing availability under the Revolvers was approximately $28,100 at September 28, 2012.

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

See Note 2 to the Consolidated Financial Statements found elsewhere in this report regarding additional information on the Company’s borrowing arrangements, including certain amendments entered into by the Company and certain of its subsidiaries in connection with the Company’s Revolvers.

As of September 28, 2012, the Company held approximately $46,400 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations at September 28, 2012.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$8,860	$526	$873	$755	$6,706
Short-term debt	-	-	-	-	-
Operating lease obligations	20,809	6,127	8,777	4,774	1,131
Open purchase orders	60,551	60,551	-	-	-
Contractually obligated interest payments	4,370	436	821	747	2,366
Total contractual obligations	$94,590	$67,640	$10,471	$6,276	$10,203

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at September 28, 2012 were $1,401 compared to $2,103 on September 30, 2011 and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 28, 2012.  The Company had no unsecured lines of credit as of September 28, 2012.

The Company has no other off-balance sheet arrangements.

The Company anticipates making contributions to its defined benefit pension plans of $1,140 through September 27, 2013.

On November 14, 2012, subsequent to the end of the Company’s most recent fiscal year the Company acquired all of the outstanding common and preferred stock of Jetboil, Inc. (“Jetboil”).  Jetboil, founded and based in Manchester, New Hampshire, designs and manufactures the world’s top brand of outdoor cooking systems.  The approximately $16,000 acquisition was funded with existing cash and credit facilities.  The Company believes that sales of Jetboil’s innovative cooking products can be expanded through the Company’s global marketing and distribution network and both companies will benefit from an increased presence in the outdoor Specialty trade channel.  The Jetboil acquisition will be included in the Company’s Outdoor Equipment segment.  The Company anticipates that Jetboil will contribute approximately $10,000 of sales and $1,500 of operating profit to fiscal 2013 results.

The Company is currently in the process of determining the fair value of the assets acquired and the liabilities assumed in this business combination.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 23% of the Company’s revenues for the fiscal year ended September 28, 2012 were denominated in currencies other than the U.S. dollar.  Approximately 12% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

Impact of Inflation

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company's term loans outstanding at September 28, 2012:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$84

Critical Accounting Estimates

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

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.  Such an adjustment was made during fiscal 2011.  See further discussion of the impact of the adjustment to the deferred tax asset valuation allowance at Note 6 to the Consolidated Financial Statements included elsewhere in this report.

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

The discounted cash flow analysis used to estimate fair value requires a number of key estimates and assumptions.  We estimate the future cash flows of the reporting units based on historical and forecasted revenues and operating costs.  We apply a discount rate to the estimated future cash flows for purposes of the valuation.  This discount rate is based on the estimated weighted average cost of capital, which includes certain assumptions made by management such as market capital structure, market betas, the risk-free rate of return and estimated costs of borrowing.  Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis in a given year.

A number of factors, many of which the Company has no ability to control, could affect its financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions that the Company uses in preparing its financial statements.  These factors include:  a prolonged global economic crisis, a significant decrease in demand for the Company’s products, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator and successful efforts by the Company’s competitors to gain market share.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 28, 2012, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2012 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

(c)	Attestation Report of Independent Registered Public Accounting Firm

McGladrey LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting, which is contained in the Company’s consolidated financial statements under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2013.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2013.

The Audit Committee of the Company's Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr. and Edward F. Lang, III.

ITEM 11.        EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Compensation of Directors” and “Executive Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2013.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2013.

Equity Compensation Plan Information

The following table summarizes share information, as of September 28, 2012, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 1994 and 2003 Non-Employee Director Stock Ownership Plans, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2010 Long-Term Stock Incentive Plan	-	$-	791,203
2003 Non-Employee Director Stock Ownership Plan	15,066	18.16	52,546
1994 Non-Employee Director Stock Ownership Plan	8,300	10.36	-
2009 Employee Stock Purchase Plan	-	-	53,728
Total All Plans	23,366	15.39	897,477

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2013. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2013.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2013.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets – September 28, 2012 and September 30, 2011
●	Consolidated Statements of Operations – Years ended September 28, 2012, September 30, 2011 and October 1, 2010
●	Consolidated Statements of Shareholders’ Equity – Years ended September 28, 2012, September 30, 2011 and October 1, 2010
●	Consolidated Statements of Cash Flows – Years ended September 28, 2012, September 30, 2011 and October 1, 2010
●	Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 11th day of December 2012.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of December 2012.

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

10.33+	Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan (filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.
10.34+	Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.
10.35
Second Amendment to Revolving Credit and Security Agreement among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors, Inc., PNC Bank National Association as lender, as administrative agent and collateral agent, and the other lenders named therein, dated as of September 28, 2012.

21	Subsidiaries of the Company as of September 28, 2012.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)
101
The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.*

+ A management contract or compensatory plan or arrangement.

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

(1)This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

CONSOLIDATED FINANCIAL STATEMENTS

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

(b)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(c)
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of September 28, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Helen P. Johnson-Leipold	David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited Johnson Outdoors Inc.'s internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Johnson Outdoors Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Johnson Outdoors Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Johnson Outdoors Inc. and our report dated December 11, 2012 expressed an unqualified opinion.

/s/ McGladrey LLP

Milwaukee, Wisconsin
December 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Johnson Outdoors Inc. as of September 28, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Johnson Outdoors Inc.’s internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2012 expressed an unqualified opinion on the effectiveness of Johnson Outdoors Inc.’s internal control over financial reporting.

/s/ McGladrey LLP

Milwaukee, Wisconsin
December 11, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 28	September 30	October 1
(thousands, except per share data)	2012	2011	2010
Net sales	$412,292	$407,422	$382,432
Cost of sales	247,970	244,287	228,909
Gross profit	164,322	163,135	153,523
Operating expenses:
Marketing and selling	88,468	90,336	86,677
Administrative management, finance and information systems	43,209	40,310	38,842
Litigation settlement recovery	(3,500)	-	-
Research and development	14,732	14,819	13,450
Total operating expenses	142,909	145,465	138,969
Operating profit	21,413	17,670	14,554
Interest income	(140)	(90)	(62)
Interest expense	2,258	3,220	5,057
Other (income) expense, net	(631)	2,290	367
Income before income taxes	19,926	12,250	9,192
Income tax expense (benefit)	9,792	(20,394)	2,653
Net income	$10,134	$32,644	$6,539

Weighted average common shares - Basic:
Class A	8,155	8,045	8,008
Class B	1,216	1,216	1,217
Dilutive stock options	8	26	42
Weighted average common shares - Dilutive	9,379	9,287	9,267
Net income per common share - Basic:
Class A	$1.04	$3.40	$0.69
Class B	$0.94	$3.07	$0.63
Net income per common share - Diluted:
Class A	$1.03	$3.36	$0.68
Class B	$1.03	$3.36	$0.68

The accompanying notes are an integral part of the Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 28, 2012	September 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$58,904	$44,514
Accounts receivable, net	40,673	47,209
Inventories	67,058	68,462
Deferred income taxes	8,645	9,732
Other current assets	7,672	6,528
Total current assets	182,952	176,445
Property, plant and equipment, net of accumulated
depreciation of $98,235 and $97,229, respectively	36,667	35,158
Deferred income taxes	14,808	19,531
Goodwill	14,466	14,651
Other intangible assets, net	4,309	5,403
Other assets	10,430	8,168
Total assets	$263,632	$259,356
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$526	$3,494
Accounts payable	24,559	28,339
Accrued liabilities:
Salaries, wages and benefits	15,365	14,286
Accrued warranty	4,751	5,155
Income taxes payable	582	1,635
Other	13,184	12,091
Total current liabilities	58,967	65,000
Long-term debt, less current maturities	8,334	11,478
Deferred income taxes	694	348
Retirement benefits	11,827	10,074
Other liabilities	10,206	8,931
Total liabilities	90,028	95,831
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued and outstanding:	434	428
September 28, 2012: 8,676,703 September 30, 2011: 8,567,549
Class B shares issued and outstanding:	61	61
September 28, 2012: 1,215,758 September 30, 2011: 1,215,842
Capital in excess of par value	64,184	61,521
Retained earnings	92,817	82,683
Accumulated other comprehensive income	16,117	18,832
Treasury stock at cost, shares of Class A common
stock: 516 and 0, respectively	(9)	-
Total shareholders' equity	173,604	163,525
Total liabilities and shareholders' equity	$263,632	$259,356

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
BALANCE AT OCTOBER 2, 2009	9,283,429	$465	$58,343	$43,500	$(43)	$13,560
Net income		-	-	6,539	-	-	$6,539
Dividends declared		-	-	-	-	-
Exercise of stock options	55,250	2	373	-	-	-
Issuance of stock under employee stock purchase plan	10,448	-	109	-	-	-
Award of non-vested shares	230,650	12	-	-	-	-
Stock-based compensation		-	944	-	-	-
Currency translation adjustment		-	-	-	-	965	965
Change in pension plans		-	-	-	-	(497)	(497)
Reissue of treasury stock		-	10	-	42	-
Amortization of unrealized loss on interest rate swaps		-	-	-	-	2,045	2,045
Comprehensive loss		-	-	-	-	-	$9,052
BALANCE AT OCTOBER 1, 2010	9,579,777	479	59,779	50,039	(1)	16,073
Net income		-	-	32,644	-	-	32,644
Exercise of stock options	40,780	2	218	-	-	-
Issuance of stock under employee stock purchase plan	5,475	-	88	-	-	-
Award of non-vested shares	157,359	8	-	-	-	-
Stock-based compensation		-	1,436	-	-	-
Currency translation adjustment		-	-	-	-	2,506	2,506
Change in pension plans, net of tax of $1,584		-	-	-	-	(737)	(737)
Reissue of treasury stock		-	-	-	1	-
Amortization of unrealized loss on interest rate swaps		-	-	-	-	990	990
Comprehensive income		-	-	-	-	-	$35,403
BALANCE AT SEPTEMBER 30, 2011	9,783,391	489	61,521	82,683	-	18,832
Net income		-	-	10,134	-	-	10,134
Exercise of stock options	37,285	2	269	-	-	-
Issuance of stock under employee stock purchase plan	10,349	1	167	-	-	-
Award of non-vested shares, net of forfeitures	61,952	3	-	-	-	-
Stock-based compensation	-	-	1,666	-	-	-
Tax effects on stock based awards	-	-	594	-	-	-
Currency translation adjustment	-	-	-	-	-	(2,462)	(2,462)
Write off of currency translation adjustment loss	-	-	-	-	-	552	552
Change in pension plans, net of tax of $977	-	-	-	-	-	(1,594)	(1,594)
Purchase of treasury stock at cost	(6,621)	-	-	-	(9)	-
Reissue of treasury stock	6,105	-	(33)	-	-	-
Amortization of unrealized loss on interest rate swaps	-	-	-	-	-	789	789
Comprehensive income	-	-	-	-	-	-	$7,419
BALANCE AT SEPTEMBER 28, 2012	9,892,461	$495	$64,184	$92,817	$(9)	$16,117

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 28, 2012	September 30, 2011	October 1, 2010

CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$10,134	$32,644	$6,539
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	10,473	9,843	8,875
Amortization of intangible assets	1,057	729	681
Amortization of deferred financing costs	352	305	421
Stock based compensation	1,666	1,436	956
Amortization of deferred loss on interest rate swap	789	990	2,045
Write off of currency translation adjustment loss	552	-	-
Provision for doubtful accounts receivable	1,558	448	995
Provision for inventory reserves	2,307	3,317	1,404
Deferred income taxes	6,989	(21,999)	415
Change in operating assets and liabilities:
Accounts receivable, net	4,591	(581)	(4,857)
Inventories, net	(1,507)	588	(12,563)
Accounts payable and accrued liabilities	(2,949)	3,095	13,114
Other current assets	(2,548)	708	1,986
Other non-current assets	(2,613)	242	(913)
Other long-term liabilities	579	(1,276)	358
Other, net	334	491	295
	31,764	30,980	19,751
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	-	(3,969)	-
Additions to property, plant and equipment	(12,032)	(9,367)	(9,966)
Proceeds from sales of property, plant and equipment	1,243	13	695
	(10,789)	(13,323)	(9,271)
CASH USED FOR FINANCING ACTIVITIES
Net payments on short-term notes payable and revolving credit lines	-	(7,546)	(7,289)
Principal payments on senior notes and other long-term debt	(6,112)	(1,292)	(594)
Deferred financing costs paid to lenders	-	(133)	(173)
Common stock transactions	963	323	484
Purchases of treasury stock	(107)	-	-
	(5,256)	(8,648)	(7,572)
Effect of foreign currency rate changes on cash	(1,329)	2,189	2,513
Increase in cash and cash equivalents	14,390	11,198	5,421
CASH AND CASH EQUIVALENTS
Beginning of period	44,514	33,316	27,895
End of period	$58,904	$44,514	$33,316

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2012

(in thousands except share and per share amounts)

1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Johnson Outdoors Inc. (the “Company”) is an integrated, global outdoor recreation products company engaged in the design, manufacture and marketing of brand name outdoor equipment, diving, watercraft and marine electronics products.

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 28, 2012 (hereinafter 2012), September 30, 2011 (hereinafter 2011) and October 1, 2010 (hereinafter 2010) each comprised 52 weeks.

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

Accounts Receivable

Accounts receivable are recorded at face value less an allowance for doubtful accounts. The allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to reduce the amount recorded to an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of outstanding accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or market. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. The Company also considers current forecast plans, as well as market and industry conditions in establishing reserve levels. Though the Company considers these reserve balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required reserve balances.

Inventories at the end of the respective fiscal years consisted of the following:

	2012	2011
Raw materials	$26,610	$24,260
Work in process	1,324	1,780
Finished goods	39,124	42,422
	$67,058	$68,462

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is determined by straight-line methods over the following estimated useful lives:

Property improvements	5-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-10 years

Upon retirement or disposition, cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Property, plant and equipment at the end of the respective years consist of the following:

	2012	2011
Property improvements	$599	$620
Buildings and improvements	19,336	22,040
Furniture, fixtures and equipment	114,967	109,727
	134,902	132,387
Less accumulated depreciation	98,235	97,229
	$36,667	$35,158

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  The operating segments of the Company also represent the reporting units for goodwill purposes.

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

The results of the impairment tests performed in 2012 and 2011 indicated no impairment to the Company’s goodwill. Due to the uncertainty of future events, the Company cannot assure that growth rates will not be lower than expected, discount rates will not increase or the projected cash flows of the individual reporting units will not decline, all of which could impact the carrying value of remaining goodwill in future periods.

As of September 28, 2012 and September 30, 2011, the Company’s Outdoor Equipment and Watercraft segments had no carrying amount of goodwill.  The changes in the carrying amount of those segments with goodwill and the composition of consolidated net goodwill for fiscal 2012 and 2011 are as follows:

	Segment			Consolidated
	Marine Electronics	Diving	Consolidated	Gross Goodwill	Accumulated Impairment	Total
Balance at October 1, 2010	$9,674	$4,055	$13,729	$53,644	$39,915	$13,729
LakeMaster® acquisition	732	-	732	732	-	732
Amount attributable to movements in foreign currency rates	(9)	199	190	190	-	190
Balance at September 30, 2011	10,397	4,254	14,651	54,566	39,915	14,651
Amount attributable to movements in foreign currency rates	(35)	(150)	(185)	(185)	-	(185)
Balance at September 28, 2012	$10,362	$4,104	$14,466	$54,381	$39,915	$14,466

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually.  During the fourth quarter of fiscal 2012, the Company completed its annual fair value-based impairment test on indefinite-lived intangibles.  There was no impairment of intangibles recorded for the year ended September 28, 2012 or for the year ended September 30, 2011.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 3 to 16 years.  Amortization of patents and other intangible assets with definite lives was $1,057, $729 and $681 for 2012, 2011 and 2010, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $180 in 2013 and approximately $130 for each of the following four years.

During 2011, the allocation of the purchase price related to the LakeMaster® acquisition was completed resulting in indefinite-lived intangible assets of $290.

Intangible assets at the end of the last two years consisted of the following:

	2012			2011
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Total
Amortized other intangible assets:
Patents	$3,614	$(3,411)	$203	$3,687	$(3,430)	$257
Trademarks	1,881	(1,878)	3	1,976	(1,094)	882
Other amortizable intangibles	1,272	(759)	513	1,335	(611)	724
Non-amortized trademarks	3,590	-	3,590	3,540	-	3,540
	$10,357	$(6,048)	$4,309	$10,538	$(5,135)	$5,403

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and it performs an undiscounted cash flow analysis to determine if impairment exists.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value.  During 2010, the Company recognized impairment on its Casarza-Ligure, Italy warehouse facility of $114 to write the asset down to its fair value of $656.  During 2011, the Company recognized impairment of $334 on part of its facility in Ferndale, Washington in order to write the asset down to its estimated fair value of $1,300.  In 2012, the Company recorded impairment on the Geonav trademark held by the Marine Electronics business, reducing its fair value to $0.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended September 28, 2012.

Balance at October 2, 2009	$4,196
Expense accruals for warranties issued during the period	3,671
Less current period warranty claims paid	3,278
Balance at October 1, 2010	4,589
Expense accruals for warranties issued during the period	4,551
Less current period warranty claims paid	3,985
Balance at September 30, 2011	$5,155
Expense accruals for warranties issued during the period	3,740
Less current period warranty claims paid	4,144
Balance at September 28, 2012	$4,751

Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive income (loss)” on the accompanying balance sheets as of fiscal year end 2012, 2011 and 2010 are as follows:

	2012			2011			2010
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$23,901	$-	$23,901	$25,811	$-	$25,811	$23,305	$-	$23,305
Unamortized loss on pension plans	(10,207)	2,561	(7,646)	(7,636)	1,584	(6,052)	(5,315)	-	(5,315)
Unrealized loss on interest rate swaps	(138)	-	(138)	(927)	-	(927)	(1,917)	-	(1,917)
Accumulated other comprehensive income	$13,556	$2,561	$16,117	$17,248	$1,584	$18,832	$16,073	$-	$16,073

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

For the years ended September 28, 2012, September 30, 2011 and October 1, 2010 basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended September 28, 2012, September 30, 2011 and October 1, 2010, diluted net income per share reflects the effect of dilutive stock options and assumes the conversion of Class B common stock into Class A common stock.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 5,850, 15,066 and 16,063 for the years ended September 28, 2012, September 30, 2011 and October 1, 2010, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 495,235, 472,761 and 325,172 for the years ended September 28, 2012, September 30, 2011 and October 1, 2010, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2012	2011	2010
Net income	$10,134	$32,644	$6,539
Less: Undistributed earnings reallocated to non-vested shareholders	(506)	(1,429)	(201)
Dilutive earnings	$9,628	$31,215	$6,338
Weighted average common shares – Basic:
Class A	8,155	8,045	8,008
Class B	1,216	1,216	1,217
Dilutive stock options	8	26	42
Weighted average common shares - Dilutive	9,379	9,287	9,267
Net income per common share – Basic:
Class A	$1.04	$3.40	$0.69
Class B	$0.94	$3.07	$0.63
Net income per common share – Dilutive:
Class A	$1.03	$3.36	$0.68
Class B	$1.03	$3.36	$0.68

Stock-Based Compensation

Stock-based compensation cost is recorded for all option grants and awards of non-vested stock based on their grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award. No stock options were granted in 2012, 2011 or 2010.  See Note 10 of the Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, non-vested stock, and employee stock purchase plans.

Cash flows from income tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock-based awards have been classified as financing cash flows.

Income Taxes

The Company provides for income taxes currently payable and deferred income taxes resulting from temporary differences between financial statement and taxable income.  Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.  Deferred income tax assets and liabilities are determined based on the difference between the amounts reported in the financial statements and the tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  A valuation allowance is established if it is more likely than not that some portion or all of a deferred income tax asset will not be realized. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.

Employee Benefits

The Company and certain of its subsidiaries have various retirement and profit sharing plans. The Company does not have any significant foreign retirement plans. Pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. The Company’s policy is to annually fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto. Other retirement costs are funded at least annually. See Note 7 of the Notes to Consolidated Financial Statements for additional discussion.

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency. The Company recognized currency gains from transactions of $92 in 2012 and currency losses of  $2,061 and $610 in 2011 and 2010, respectively, all of which were included in the “Other (income) expense, net” line of the Company’s Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates. Approximately 23% of the Company’s revenues for the year ended September 28, 2012 were denominated in currencies other than the U.S. dollar. Approximately 12% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  In 2012, 2011 and 2010 the Company used foreign currency forward contracts to reduce the economic risk of changes in foreign currency exchange rates on foreign currency borrowings.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

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

Advertising and promotions expense in 2012, 2011 and 2010 totaled $21,745, $22,338 and $20,107, respectively. These charges are included in Marketing and selling expenses.  Capitalized advertising costs, included in Other current assets, totaled $1,074 and $752 at September 28, 2012 and September 30, 2011, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in Net sales. Shipping and handling costs are included in Marketing and selling expenses and totaled $10,803, $10,591 and $ 9,697 for 2012, 2011 and 2010, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $14,762, less accumulated amortization of $6,626, at September 28, 2012 and $8,380, less accumulated amortization of $4,399, at September 30, 2011.  These costs are amortized over the expected life of the software of three years.  Amortization expense related to capitalized software in 2012, 2011 and 2010 was $2,227, $1,373 and $489, respectively, and is included in Depreciation expense on Plant, Property and Equipment.

Fair Values

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at September 28, 2012 and September 30, 2011 due to the short maturities of these instruments. During 2012, 2011 and 2010, the Company held foreign currency forward contracts and investments in equity and debt securities that were carried at fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

See Note 2 of the Notes to Consolidated Financial Statements for disclosures regarding the fair value of long-term debt and Note 4 of the Notes to Consolidated Financial Statements for disclosures regarding fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2012 presentation. These reclassifications have no impact on previously reported net income or earnings per share.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend fair value measurements and disclosures.  The guidance became effective for the Company on a prospective basis during its 2012 fiscal second quarter.  This guidance is intended to provide a consistent definition of fair value between International Financial Reporting Standards and U.S. GAAP and results in convergence of requirements for measurement of and disclosure about fair value.  The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The Company adopted this updated authoritative guidance effective as of December 31, 2011, the beginning of its second quarter of fiscal 2012.  The Company’s adoption of this authoritative guidance did not have a significant impact on the Company’s Consolidated Financial Statements.

In July 2012, The FASB issued guidance to amend and simplify the rules related to testing indefinite-lived intangible assets.  The revised guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not that the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this guidance will not have a material effect on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance will not have a material effect on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements.  The guidance becomes effective on a retroactive basis for the Company’s first quarter of fiscal 2013.  This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this updated authoritative guidance will impact the presentation of the Company’s Consolidated Financial Statements, but it will have no effect on the Company’s financial condition, results of operations or cash flow.

2           INDEBTEDNESS

Debt was comprised of the following at September 28, 2012 and September 30, 2011:

	2012	2011
Term loans	$8,456	$14,367
Revolvers	-	-
Other	404	605
Total debt	8,860	14,972
Less current portion of long term debt	526	3,494
Less short term notes payable and revolving credit lines	-	-
Total long-term debt	$8,334	$11,478

Term Loans

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at September 28, 2012.

The term loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries and a second priority lien on working capital and certain patents and trademarks of the Company and its subsidiaries.  Any proceeds from the sale of secured property are first applied against the related term loans and then against the Revolvers.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 8% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

Revolvers

On November 16, 2010, the Company and certain of its subsidiaries entered into amendments to their Revolving Credit Agreements (or “Revolvers”).  The amended terms of the Revolvers, maturing on November 16, 2014, provide for funding of up to $75,000, with an accordion feature that allows the Company to have an option to increase the maximum seasonal financing availability subject to the approval of the lenders. Borrowing availability under the Revolvers is based on certain eligible working capital assets, primarily accounts receivable and inventory of the Company and its subsidiaries. The Revolvers contain a seasonal line reduction that reduces the maximum amount of borrowings during the period from mid-July to mid-November, consistent with the Company's reduced working capital needs throughout that period, and requires an annual seasonal pay down provision that reduces the borrowing capacity to $30,000 for 60 consecutive days.  The amendments to the Revolvers reset the interest rate calculation each quarter,  by instituting an applicable margin based on the Company’s leverage ratio for the trailing twelve month period.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  If the Company had such borrowings, the interest rate in effect on the Revolvers would have been approximately  2.50% at September 28, 2012.

The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The Company’s remaining borrowing availability under the Revolvers was approximately $28,100 at September 28, 2012.

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

Other Borrowings

The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 28, 2012.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $1,401 and $2,103 at September 28, 2012 and September 30, 2011, respectively.  The Company has no unsecured lines of credit as of September 28, 2012 or September 30, 2011.

Aggregate scheduled maturities of long-term debt as of September 28, 2012 were as follows:

Fiscal Year
2013	$526
2014	514
2015	359
2016	367
2017	388
Thereafter	6,706
Total	$8,860

Interest paid was $1,150, $1,919 and $2,537 for 2012, 2011 and 2010, respectively.

The weighted average borrowing rate for short-term debt was approximately 2.6%, 3.4% and 5.3% for 2012, 2011 and 2010, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of September 28, 2012 and September 30, 2011 was approximately $8,860 and $14,972, respectively.

Certain of the Company’s loan agreements require that the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) continue to own stock having votes sufficient to elect a majority of the directors. At November 30, 2012, the Johnson Family held 3,775,826 shares or approximately 44% of the Class A common stock, 1,211,196 shares or approximately 100% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole.

3         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 23% of the Company’s revenues for the fiscal year ended September 28, 2012 were denominated in currencies other than the U.S. dollar.  Approximately 12% were denominated in euros, with the remaining 11% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of September 28, 2012, the Company held one foreign currency forward contract with a notional value of 4,400 Swiss francs.  See “Note 4 – Fair Value Measurements” for information regarding the fair value and financial statement presentation of this derivative.

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

As of September 28, 2012, the Company had approximately $138 of unrealized loss in accumulated other comprehensive income (“AOCI”) related to a formerly effective interest rate swap that had subsequently become ineffective on January 2, 2009. The Company expects that the amount remaining in AOCI will be amortized into interest expense by the end of the first fiscal quarter of 2013.

The Company held no interest rate swap contracts in 2012 or 2011.  As of September 28, 2012, the Company was unhedged with respect to interest rate risk on its floating rate debt.

The following discloses the location of loss reclassified from AOCI into net income related to derivative instruments during the years ended September 28, 2012, September 30, 2011, and October 1, 2010:

Loss reclassified from AOCI into:	2012	2011	2010

Interest expense	$789	$990	$2,045

The following discloses the location and amount of income or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the years ended September 28, 2012, September 30, 2011, and October 1, 2010:

	Location of loss (gain)
Derivatives not designated as	recognized in Statement
hedging instruments	of Operations	2012	2011	2010

Foreign exchange forward contract	Other (income) expense, net	$306	$(361)	$565

4         FAIR VALUE MEASUREMENTS

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

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●	Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes the Company's financial assets measured at fair value as of September 28, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$7,289	$-	$-	$7,289
Foreign currency forward contracts	-	173	-	173

The following table summarizes the Company's financial assets and liabilities measured at fair value as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$5,385	$-	$-	$5,385
Liabilities:
Foreign currency forward contracts	-	128	-	128

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  The mark-to-market adjustments are recorded in “Other (income) expense, net” in the Consolidated Statements of Operations.

The fair value of the foreign exchange forward contract reported above was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract. The mark-to-market adjustments are recorded in “Other (income) expense, net.”

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended September 28, 2012, September 30, 2011 and October 1, 2010, respectively, was:

	Location of (income) loss recognized in Statement of Operations	2012	2011	2010

Rabbi trust assets	Other (income) expense, net	$(1,153)	$382	$(730)
Foreign currency forward contracts	Other (income) expense, net	306	(361)	565

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.

During 2012, the Company recorded impairment on a trademark held by the Marine Electronics business, reducing its fair value to $0.  A $609 charge was included in “Administrative management, finance and information systems” expenses in the Marine Electronics segment related to this impairment during 2012.

During 2011, the Company recognized impairment of $334 on part of its facility in Ferndale, Washington in order to write the asset down to its estimated fair value of approximately $1,300.  The fair value of the facility was determined using a market approach based on recent selling prices of comparable properties. The impairment charge was included in “Other (income) expense, net” in the Company’s accompanying Consolidated Statements of Operations in the Watercraft segment.  This facility was sold in 2012 for approximately its fair value.

During 2010, the Company recognized impairment related to a warehouse facility in Casarza-Ligure, Italy of $114 to write the asset down to its fair value of $656.  The fair value of the facility was determined using a market approach based on recent selling prices of comparable properties.  The impairment charge was included in “Administrative management, finance and information systems” expenses in the Diving segment.  This facility was sold in March 2010 for $634.

The following table summarizes the Company's assets measured at fair value on a non-recurring basis as of September 28, 2012 and the losses recognized as a result of this measurement in 2012:

	Level 1	Level 2	Level 3	Losses incurred

Other intangibles	$-	$-	$-	$609

The following table summarizes the Company's assets measured at fair value on a non-recurring basis as of September 30, 2011 and the losses recognized as a result of this measurement in 2011:

	Level 1	Level 2	Level 3	Losses incurred

Property, plant and equipment	$-	$-	$1,300	$334

5   LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at September 28, 2012 were as follows:

Year	Related parties included in total	Total
2013	$1,091	$6,127
2014	1,005	4,627
2015	874	4,150
2016	929	3,005
2017	156	1,769
Thereafter	-	1,131

Rental expense under all leases was approximately $9,126, $8,731 and $8,990 for 2012, 2011 and 2010, respectively.  Rent expense to related parties was $1,124, $849 and $799 for 2012, 2011 and 2010, respectively.

6         INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2012	2011	2010
United States	$20,332	$11,133	$7,873
Foreign	(406)	1,117	1,319
	$19,926	$12,250	$9,192

Income tax expense (benefit) for the respective years consisted of the following:

	2012	2011	2010
Current:
Federal (net of tax benefit from operating loss carryforward of $3,098, $2,505 and $5,260, respectively)	$828	$-	$-
State	378	642	483
Foreign	1,595	2,000	1,164
Deferred	6,991	(23,036)	1,006
	$9,792	$(20,394)	$2,653

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2012	2011
Deferred tax assets:
Inventories	$3,700	$3,902
Compensation	8,635	10,258
Tax credit carryforwards	8,331	8,519
Goodwill and other intangibles	3,181	3,639
Net operating loss carryforwards	7,507	11,109
Depreciation and amortization	220	751
Other	5,178	5,385
Total gross deferred tax assets	36,752	43,563
Less valuation allowance	13,299	14,300
Deferred tax assets	23,453	29,263
Deferred tax liabilities:
Foreign statutory reserves	694	348
Net deferred tax assets	$22,759	$28,915

The net deferred tax assets are recorded in the Consolidated Balance Sheet as follows:

	2012	2011
Current assets	$8,645	$9,732
Non-current assets	14,808	19,531
Non-current liabilities	694	348
Net deferred tax assets	$22,759	$28,915

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below are as follows:

	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(1.0)	(0.9)	(3.6)
State income tax, net of federal benefit	3.1	4.2	5.3
Increase (Decrease) in valuation reserve for deferred tax assets	7.1	(211.0)	(8.1)
Other	4.9	6.2	0.3
	49.1%	(166.5)%	28.9%

The Company’s net operating loss carryforwards and their expirations are as follows:

	State	United States	Foreign	Total
Year of expiration
2013-2017	$15,606	$-	$2,718	$18,324
2018-2022	205	-	259	464
2023-2027	5,865	-	939	6,804
2028-2032	4,144	-	1,671	5,815
Indefinite	-	-	11,846	11,846
Total	$25,820	$-	$17,433	$43,253

The Company has tax credit carryforwards comprised of foreign tax credits, research and development and other state credits that begin to expire in 2020.

Under generally accepted accounting principles, the Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized.  The determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence.  Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax strategies and assessments of the current and future economic and business conditions.  Negative evidence includes the Company’s cumulative losses and expiring tax carryforwards.

The change in the valuation allowance in 2012 provided a negative impact of $1,410 to the effective tax expense.  The amount was primarily the result of increases in foreign valuation allowances of $1,787, which were partially offset by U.S. usage of tax attributes totaling $377.  In fiscal 2012, the Company established a valuation allowance of $173 against the net deferred tax assets in the New Zealand tax jurisdiction based on a cumulative earnings deficit.  Additional operating losses in France, Japan, Italy, Spain and United Kingdom also increased the valuation allowance by $1,614 in fiscal 2012.

At September 30, 2011, the Company’s federal and state deferred tax assets were comprised of future tax benefits associated with net operating loss carryforwards and future deductions and credits and, prior to a valuation allowance, totaled $34,814. Based upon future projections and the fact that the Company’s U.S. operations generated cumulative profits over the three year period ended September 30, 2011, the Company believed it would generate sufficient taxable income before most tax assets will expire.  It therefore concluded during fiscal 2011 that a valuation allowance was no longer required for the majority of the federal deferred tax assets.

The decrease in the valuation allowance in 2011, due to usage during the year and the year-end reversal, provided a benefit of $25,305 to the Company’s effective tax expense.  This was partially offset by the increase in foreign valuation allowances of $2,419.  In fiscal 2011 the Company established a valuation allowance of $903 against the net deferred tax assets in French tax jurisdictions based upon a cumulative earnings deficit.  Additional operating losses in Japan, Italy, Spain and United Kingdom also increased the valuation allowance by $1,516 in fiscal 2011.

In 2010, the valuation allowance positive impact of $744 to the effective tax expense was primarily the result of the U.S. usage of tax benefits related to net operating losses and the corresponding reversal of valuation allowances of $2,539, which were partially offset by the increase in foreign valuation allowances of $1,795.  In fiscal 2010 the Company established a valuation allowance of $1,020 against the net deferred tax assets in an Italian tax jurisdiction based on a cumulative earnings deficit and eliminated the valuation allowance of $75 against the net deferred tax assets in the New Zealand tax jurisdiction based on positive cumulative earnings.  Continual net operating losses in Japan, Spain and United Kingdom also increased the valuation allowance by $810.

Taxes paid were $3,163, $878 and $835 for 2012, 2011 and 2010, respectively.

The decrease in deferred tax assets due to utilization of U.S. federal net operating loss carryforwards was $5,260, $3,135 and $3,098 for 2012, 2011 and 2010, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at October 1, 2010	$1,290
Lapse of statute of limitations	(240)
Gross increases - tax positions in period	205
Balance at September 30, 2011	$1,255
Settlement	(168)
Lapse of statute of limitations	(122)
Gross increases - tax positions in period	719
Balance at September 30, 2011	$1,684
Settlement	(773)
Lapse of statute of limitations	(123)
Gross increases - tax positions in period	1,112
Balance at September 28, 2012	$1,900

Unrecognized tax benefits are included in accrued taxes in the accompanying Consolidated Balance Sheets.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total accrued interest with respect to income taxes was approximately $361 and $248 for the years ended September 28, 2012 and September 30, 2011, respectively.  Interest of $113, $39 and $86 was recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2012, 2011 and 2010, respectively.

The Company is currently undergoing examination in the Netherlands and Italy.  There was a change in unrecognized tax benefits as a result of the settlement of a tax audit in Italy in the year ended September 28, 2012 and in Germany in the year ended September 30, 2011.  The amount of unrecognized tax benefits recognized within the next twelve months may decrease due to expiration of the statute of limitations for certain years in various jurisdictions.  However, it is possible that a jurisdiction may open an audit prior to the statute expiring or one of the above audits may adjust the Company’s tax filings.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2009-2012
Canada	2008-2012
France	2009-2012
Germany	2009-2012
Italy	2009-2012
Japan	2012
Switzerland	2002-2012

Federal and state income taxes are provided on foreign subsidiary income distributed to, or taxable in, the U.S. during the year.  In 2010, the Company reversed $2,900 of U.S. tax on undistributed earnings of its Canadian subsidiary considered not permanently reinvested as a result of attributed dividend repatriation. As of September 28, 2012, net undistributed earnings of foreign subsidiaries totaled approximately $113,031. The Company considers these unremitted earnings to be permanently invested abroad and no provision for federal or state income taxes has been made on these amounts. In the future, if foreign earnings are returned to the U.S., additional tax may result, although the calculation of such additional taxes is not practical at this time.  As of September 28, 2012, the Company held approximately $46,400 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

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

The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2012 and 2011 was as follows:

	2012	2011
Projected benefit obligation:
Projected benefit obligation, beginning of year	$21,032	$19,369
Service cost	-	-
Interest cost	1,036	1,003
Actuarial loss	4,224	1,446
Benefits paid	(776)	(786)
Projected benefit obligation, end of year	25,516	$21,032
Fair value of plan assets:
Fair value of plan assets, beginning of year	11,304	11,817
Actual gain (loss) on plan assets	2,259	(91)
Company contributions	886	364
Benefits paid	(776)	(786)
Fair value of plan assets, end of year	13,673	11,304
Funded status of the plans	(11,843)	(9,728)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current pension liabilities	191	197
Non-current pension liabilities	11,650	9,531
Accumulated other comprehensive loss	(10,207)	(7,636)
Components of accumulated other comprehensive loss:
Net actuarial loss	(10,207)	(7,636)
Accumulated other comprehensive loss	$(10,207)	$(7,636)

Net periodic benefit cost for the non-contributory defined benefit pension plans for the respective years included the following pre-tax amounts:

	2012	2011	2010
Interest cost	$1,036	$1,003	$993
Expected return on plan assets	(942)	(962)	(972)
Amortization of unrecognized net actuarial loss	335	177	94
Net periodic pension cost	429	218	115
Other changes in benefit obligations recognized in other comprehensive income (loss), (OCI):
Net actuarial loss	2,571	2,321	497
Total recognized in net periodic pension cost and OCI	$3,000	$2,539	$612

The Company expects to recognize $628 of unrecognized loss amortization as a component of net periodic benefit cost in 2013.  This amount is included in accumulated other comprehensive income as of September 28, 2012.

At September 28, 2012, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $25,516 and $13,673, respectively, and there were no plans with plan assets in excess of benefit obligations. At September 30, 2011, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $21,032 and $11,304, respectively, and there were no plans with plan assets in excess of benefit obligations.

The Company anticipates making contributions to the defined benefit pension plans of $1,140 through September 27, 2013.

Estimated benefit payments from the defined benefit plans to participants for the five years ending September 29, 2017 and five years thereafter are as follows:

2013	$880
2014	905
2015	915
2016	967
2017	978
Five years thereafter	5,553

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years are as follows:

	Projected Benefit Obligation			Net Periodic Pension Cost
	2012	2011	2010	2012	2011	2010
Discount rate	4.00%	5.00%	5.25%	5.00%	5.25%	5.50%
Long-term rate of return	N/A	N/A	N/A	7.50%	7.50%	8.00%
Average salary increase rate	N/A	N/A	N/A	N/A	N/A	N/A

The impact of the change in discount rates resulted in an actuarial loss of approximately $3,617, $747 and $705 in 2012, 2011 and 2010, respectively. The remainder of the actuarial losses for each year results from adjustments to mortality tables, other modifications to actuarial assumptions and investment returns in excess of, or less than, estimates.

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

The Company’s pension plans’ weighted average asset allocations at September 28, 2012 and September 30, 2011, by asset category were as follows:

	2012	2011
Equity securities	74%	75%
Fixed income securities	25%	24%
Other securities	1%	1%
	100%	100%

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

The following table summarizes the Company's pension plan assets measured at fair value as of September 28, 2012:

	Level 1	Level 2	Level 3	Total
Description:
Mutual fund	$13,290	$-	$-	$13,290
Money market funds	52	-	-	52
Group annuity contract	-	-	331	331
Total	$13,342	$-	$331	$13,673

The following table summarizes the Company's pension plan assets measured at fair value as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Description:
Mutual fund	$10,854	$-	$-	$10,854
Money market funds	3	-	-	3
Group annuity contract	-	-	447	447
Total	$10,857	$-	$447	$11,304

The tables below set forth a summary of changes in fair value of the Company’s Level 3 pension plan assets for the years ended September 28, 2012 and September 30, 2011:

	2012	2011
Level 3 assets, beginning of year	$447	$471
Unrealized gain (loss)	(7)	16
Purchases, sales, issuances and settlements, net	(109)	(40)
Level 3 assets, end of year	$331	$447

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

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is classified as other liabilities on our accompanying Consolidated Balance Sheets, was approximately $7,310 and $5,405 as of September 28, 2012 and September 30, 2011, respectively.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expense attributable to the defined contribution programs was approximately $882, $853 and $826 for 2012, 2011 and 2010, respectively.

8         PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued or outstanding.

9         COMMON STOCK

The number of authorized and outstanding shares of each class of the Company's common stock at the end of the respective years was as follows:

	2012	2011
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,676,703	8,567,549
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,215,758	1,215,842

Holders of Class A common stock are entitled to elect 25% of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2012 and 2011 there were 84 and 622 shares of Class B common stock converted into Class A common stock, respectively. There were no shares of Class A common stock converted into Class B common stock.

10       STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2003 Non-Employee Director Stock Ownership Plan there were 843,749 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at September 28, 2012.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and are currently exercisable. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options in 2012, 2011 or 2010.

A summary of stock option activity related to the Company’s plans is shown below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at October 2, 2009	180,288	$8.23
Exercised	(55,250)	7.29
Cancelled	(11,334)	9.39
Outstanding and exercisable at October 1, 2010	113,704	8.57
Exercised	(40,780)	5.79
Cancelled	(4,334)	6.28
Outstanding and exercisable at September 30, 2011	68,590	10.37
Exercised	(43,390)	7.79	$351
Cancelled	(1,834)	7.42	26
Outstanding and exercisable at September 28, 2012	23,366	15.39	139	1.6

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.39 as of September 28, 2012, which would have been received by the option holders had those option holders exercised their stock options as of that date.  The intrinsic values of the stock received upon exercise of such options at their date of exercise during 2012, 2011 and 2010 were $689, $567 and $564, respectively.

The Company received cash proceeds from stock option exercises totaling $338, $323 and $484 for the years ending September 28, 2012, September 30, 2011 and October 1, 2010, respectively.

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

A summary of non-vested stock activity for the two year period ended September 28, 2012 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 1, 2010	325,172	$10.99
Non-vested stock grants	161,825	13.74
Non-vested stock cancelled	(4,466)	9.12
Restricted stock vested	(9,770)	15.35
Non-vested stock at September 30, 2011	472,761	11.86
Non-vested stock grants	66,312	16.02
Non-vested stock cancelled	(4,360)	9.12
Restricted stock vested	(41,165)	17.81
Non-vested stock at September 28, 2012	493,548	$11.95

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 6,621 and 0 during 2012 and 2011, respectively.  The fair value of restricted stock vested during 2012, 2011 and 2010 was approximately $660, $150 and $125, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,666, $1,436 and $956 during 2012, 2011 and 2010, respectively.  The tax benefit recognized during 2012, related to stock based compensation was $633.  There were no material tax benefits for stock based compensation recognized during 2011 and 2010.  Unrecognized compensation cost related to non-vested stock as of September 28, 2012 was $2,246, which amount will be amortized to expense through November 2016 or adjusted for changes in future estimated or actual forfeitures.

Employee Stock Purchase Plan

The 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company issued 10,349, 5,475 and 10,448 shares of Class A common stock under the Purchase Plan during the years 2012, 2011 and 2010, respectively, and recognized expense of $30, $16 and $24 in 2012, 2011 and 2010, respectively.

11      RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family and other related parties. These transactions include consulting services, aviation services, office rental, and certain administrative activities. Total costs of these transactions were $1,479, $1,487 and $1,674 for 2012, 2011 and 2010, respectively. Amounts due to/from related parties were immaterial at September 28, 2012 and September 30, 2011.

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

A summary of the Company’s operations by business segment is presented below:

	2012	2011	2010
Net sales:
Marine Electronics:
Unaffiliated customers	$231,014	$221,839	$185,206
Interunit transfers	220	276	288
Outdoor Equipment:
Unaffiliated customers	35,267	38,832	48,623
Interunit transfers	61	50	67
Watercraft:
Unaffiliated customers	58,092	57,583	63,857
Interunit transfers	109	149	144
Diving
Unaffiliated customers	87,367	88,627	84,222
Interunit transfers	628	917	854
Other / Corporate	552	541	524
Eliminations	(1,018)	(1,392)	(1,353)
Total	$412,292	$407,422	$382,432
Operating profit (loss):
Marine Electronics	$25,230	$21,074	$13,938
Outdoor Equipment	2,831	2,996	5,881
Watercraft	(408)	(1,351)	1,826
Diving	6,408	3,610	3,030
Other / Corporate	(12,648)	(8,659)	(10,121)
Total	$21,413	$17,670	$14,554
Depreciation and amortization expense:
Marine Electronics	$7,058	$5,694	$4,923
Outdoor Equipment	447	479	521
Watercraft	1,658	1,454	1,455
Diving	1,255	1,942	1,574
Other / Corporate	1,464	1,308	1,504
Total	$11,882	$10,877	$9,977
Additions to property, plant and equipment:
Marine Electronics	$9,569	$5,283	$6,923
Outdoor Equipment	791	262	201
Watercraft	733	1,274	1,314
Diving	589	1,269	811
Other / Corporate	350	1,279	717
Total	$12,032	$9,367	$9,966
Goodwill, net:
Marine Electronics	$10,362	$10,397
Outdoor Equipment	-	-
Watercraft	-	-
Diving	4,104	4,254
Total	$14,466	$14,651
Total assets (end of period):
Marine Electronics	$97,261	$101,739
Outdoor Equipment	26,978	24,046
Watercraft	32,766	34,614
Diving	70,957	67,969
Other / Corporate	35,670	30,988
Total	$263,632	$259,356

A summary of the Company’s operations by geographic area is presented below:

	2012	2011	2010
Net sales:
United States:
Unaffiliated customers	$307,090	$298,193	$274,998
Interunit transfers	18,972	18,276	15,785
Europe:
Unaffiliated customers	55,651	66,681	65,622
Interunit transfers	10,776	9,854	9,670
Other:
Unaffiliated customers	49,551	42,548	41,812
Interunit transfers	2,149	2,324	2,386
Eliminations	(31,897)	(30,454)	(27,841)
Total	$412,292	$407,422	$382,432
Total assets:
United States	$167,545	$161,355
Europe	57,273	64,218
Other	38,814	33,783
Total	$263,632	$259,356
Long-term assets: (1)
United States	$57,894	$53,316
Europe	7,350	9,348
Other	628	716
Total	$65,872	$63,380

(1) Long term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

The Company had no single customer that accounted for more than 10% of its net sales in fiscal 2012, 2011 or 2010.

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

On March 1, 2012, the company received a $3,500 settlement payment resolving an ongoing claim with its insurance carriers.  As part of the settlement, the Company’s former lawsuit filed in the U.S. District for the Eastern District of Wisconsin against its insurers was dismissed.  The Company originally initiated legal proceedings in May 2005 to seek coverage from its insurers related to an intellectual property dispute between the Company and one of its competitors, which was later settled.

The Company considers the defense of its intellectual property assets to be an ordinary and necessary operating activity essential to maintaining its competitive advantages.  Such activities are not of a financing nature and are not unusual or infrequent.  As a result, and in accordance with the presentation guidance in the Income Statement Subtopics in ASC 225, the Company recognized all of the litigation costs incurred and the payment of the settlement in relation to this matter as a component of operating expenses.  Accordingly, the $3,500 insurance recovery related to these costs was also recognized in operations as a matter of consistency.  This litigation settlement recovery was included in the Watercraft segment.

14        SIGNIFICANT EVENT

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

The Company has incurred costs related to the clean-up and repair of the facility and equipment, losses of inventory and fixed assets, rental of temporary office space for administrative and R&D personnel and payroll expenses for labor idled due to the flood totaling approximately $1,578 in 2012 and $1,868 in 2011.  In 2012 and 2011, the Company received $2,000 and $1,000, respectively, of insurance reimbursements associated with these costs and has recorded a receivable with its insurers of $636 as of September 28, 2012.  The Company recognized expense of $19 and $257 in 2012 and 2011, respectively, and in 2012 recorded a gain of $220 related to insurance recoveries under its business interruption coverage and a gain of $246 related to insurance proceeds received to replace fixed assets under the Company’s property loss coverage.  These amounts are included in “Administrative management, finance and information systems” expense in the Outdoor Equipment segment.

The Company is negotiating additional insurance recoveries under its business continuation and fixed asset replacement coverages.  The amount of these recoveries, if any, cannot be estimated at September 28, 2012.  Any additional recoveries will be recorded as income upon the resolution of gain contingencies.

15        RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure Watercraft sales and distribution in Europe and to consolidate all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action will result in the closure of a sales office in the U.K., the closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 24 positions in the U.S. and Europe.  These charges are included in the “Administrative management, finance and information systems” line in the Company’s Consolidated Statements of Operations in the Watercraft segment.  The restructuring accrual is included in the “Other current liabilities” line in the Company’s Consolidated Balance Sheet.  In addition, the Company increased its allowance for doubtful accounts by $450 as a result of this action. The Company expects the total cost of this restructuring to be approximately $2,400 and to be completed over the next 12 months.

The following table presents changes in the accrual related to this restructuring project through September 28, 2012:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of September 30, 2011	$-	$-	$-	$-
Activity during the year ended September 28, 2012:
Charges to earnings	574	282	162	1,018
Settlement payments	(146)	(282)	(62)	(490)
Accrued restructuring liabilities as of September 28, 2012	$428	$-	$100	$528

16        VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2012, 2011 and 2010:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year ended September 28, 2012
Allowance for doubtful accounts	$3,076	$1,558	$462	$4,172
Reserves for inventory valuation	6,405	2,307	3,033	5,679
Valuation of deferred tax assets	14,300	1,461	2,462	13,299
Reserves for sales returns	1,484	1,995	2,112	1,367
Year ended September 30, 2011
Allowance for doubtful accounts	$2,987	$448	$359	$3,076
Reserves for inventory valuation	4,851	3,317	1,763	6,405
Valuation of deferred tax assets	39,178	2,915	27,793	14,300
Reserves for sales returns	1,181	2,462	2,159	1,484
Year ended October 1, 2010
Allowance for doubtful accounts	$2,695	$995	$703	$2,987
Reserves for inventory valuation	6,252	1,404	2,805	4,851
Valuation of deferred tax assets	40,883	3,882	5,587	39,178
Reserves for sales returns	1,265	1,731	1,815	1,181

17        QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
(thousands, except per share data)	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010

Net sales	$80,176	$78,700	$70,460	$128,726	$128,864	$112,897	$128,595	$122,481	$123,954	$74,795	$77,377	$75,121
Gross profit	31,101	30,680	26,356	50,527	52,933	45,386	54,247	50,528	51,487	28,447	28,994	30,294
Operating profit (loss)	(3,719)	(1,335)	(3,555)	13,981	11,424	8,054	14,222	11,810	13,353	(3,071)	(4,229)	(3,298)
Income (loss) before income taxes	(3,102)	(2,153)	(4,032)	13,278	10,088	6,401	14,044	9,106	11,421	(4,294)	(4,791)	(4,598)
Income tax expense (benefit)	(158)	(916)	204	5,995	1,602	218	5,049	988	989	(1,094)	(22,068)	1,242
Net income (loss)	$(2,944)	$(1,237)	$(4,236)	$7,283	$8,486	$6,183	$8,995	$8,118	$10,432	$(3,200)	$17,277	$(5,840)
Net income (loss) per common share - Basic:
Class A	$(0.30)	$(0.13)	$(0.45)	$0.75	$0.89	$0.66	$0.92	$0.84	$1.10	$(0.33)	$1.80	$(0.62)
Class B	$(0.30)	$(0.13)	$(0.45)	$0.68	$0.80	$0.59	$0.84	$0.76	$1.00	$(0.28)	$1.62	$(0.56)
Net income (loss) per common share - Diluted:
Class A	$(0.30)	$(0.13)	$(0.45)	$0.74	$0.87	$0.64	$0.91	$0.83	$1.09	$(0.32)	$1.77	$(0.61)
Class B	$(0.30)	$(0.13)	$(0.45)	$0.74	$0.87	$0.64	$0.91	$0.83	$1.09	$(0.32)	$1.77	$(0.61)

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the year.

18       ACQUISITION

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

As part of the acquisitions, the Company acquired a bathymetry database valued at $2,000 which was included in property, plant and equipment.  The Company recognized goodwill of $732 as a result of the acquisition related to expected synergies with the Company’s existing Marine Electronics businesses.  The goodwill acquired as a part of this acquisition is deductible for tax purposes. The acquisition was accounted for using the acquisition method and, accordingly, the Company’s consolidated financial statements include the results of the acquired business’ operations since the date of acquisition.  The Company has not presented pro forma financial information with respect to the acquisition due to the immateriality of the transaction.

19        SUBSEQUENT EVENT

On November 14, 2012, the Company acquired all of the outstanding common and preferred stock of Jetboil, Inc. (“Jetboil”).  Jetboil, founded and based in Manchester, New Hampshire, designs and manufactures the world’s top brand of portable outdoor cooking systems.  The approximately $16,000 acquisition was funded with existing cash and credit facilities.  The Company believes that sales of Jetboil’s innovative cooking products can be expanded through the Company’s global marketing and distribution network and both companies will benefit from an increased presence in the outdoor Specialty trade channel.  The Jetboil acquisition will be included in the Company’s Outdoor Equipment segment.

Due to the difference in fiscal year end periods between the Company and Jetboil and the timing of certain significant year end accounting procedures to be performed at Jetboil, it is impractical to present full year pro-forma results of the combined entities.  Unaudited revenues for Jetboil for the ten months ended October 31, 2012 were approximately $11,500.

The Company is currently in the process of determining the fair value of the assets acquired and the liabilities assumed in this business combination.  Any potential goodwill resulting from this acquisition is not expected to be deductible for tax purposes.  Transaction costs are not estimated to be material.

The amounts of net sales and operating profit for Jetboil for the twelve month periods ending December 31, 2011 and December 31, 2010, the latest periods for which full year results are available, were as follows:

	Twelve months ended
	December 31, 2011 (unaudited)	December 31, 2010 (unaudited)
Net sales	$10,775	$7,282
Operating profit	1,203	541