Form 10-Q
period 2012-12-28
JOHNSON OUTDOORS INC
filed 2013-02-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [   ].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of January 25, 2013, 8,714,178 shares of Class A and 1,213,664 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	December 28	December 30
(thousands, except per share data)	2012	2011
Net sales	$87,274	$80,176
Cost of sales	53,460	49,075
Gross profit	33,814	31,101
Operating expenses:
Marketing and selling	19,218	20,385
Administrative management, finance and information systems	9,445	10,838
Research and development	3,625	3,597
Total operating expenses	32,288	34,820
Operating profit (loss)	1,526	(3,719)
Interest income	(21)	(21)
Interest expense	439	596
Other expense (income), net	498	(1,192)
Income (loss) before income taxes	610	(3,102)
Income tax expense (benefit)	363	(158)
Net income (loss)	$247	$(2,944)

Weighted average common shares - Basic:
Class A	8,221	8,111
Class B	1,214	1,216
Participating securities	-	480
Dilutive stock options	4	-
Weighted average common shares - Dilutive	9,439	9,807
Net income (loss) per common share - Basic:
Class A	$0.03	$(0.30)
Class B	$0.02	$(0.30)
Net income (loss) per common share - Diluted:
Class A	$0.02	$(0.30)
Class B	$0.02	$(0.30)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	December 28	December 30
(thousands, except per share data)	2012	2011
Comprehensive income (loss):
Net income (loss)	$247	$(2,944)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	872	(3,109)
Income from cash flow hedge	138	213
Total comprehensive income (loss)	$1,257	$(5,840)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 28	September 28	December 30
(thousands, except share data)	2012	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$47,970	$58,904	$29,096
Accounts receivable, net	62,848	40,673	65,561
Inventories	77,519	67,058	79,015
Deferred income taxes	8,805	8,645	9,655
Other current assets	8,090	7,672	4,932
Total current assets	205,232	182,952	188,259
Property, plant and equipment, net of accumulated
depreciation of $101,525, $98,235, and $95,397, respectively	37,767	36,667	34,789
Deferred income taxes	14,671	14,808	19,455
Goodwill	27,325	14,466	14,471
Other intangible assets, net	4,449	4,309	5,155
Other assets	10,918	10,430	8,596
Total assets	$300,362	$263,632	$270,725
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$30,733	$-	$22,113
Current maturities of long-term debt	535	526	646
Accounts payable	32,519	24,559	29,745
Accrued liabilities:
Salaries, wages and benefits	11,399	15,365	11,045
Accrued warranty	4,902	4,751	5,260
Income taxes payable	1,732	582	915
Other	13,050	13,184	11,957
Total current liabilities	94,870	58,967	81,681
Long-term debt, less current maturities	8,196	8,334	11,257
Deferred income taxes	694	694	218
Retirement benefits	11,667	11,827	9,924
Other liabilities	10,519	10,206	9,345
Total liabilities	125,946	90,028	112,425
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued and outstanding:	437	434	433
December 28, 2012: 8,714,178 September 28, 2012: 8,676,703 December 30, 2011: 8,652,186
Class B shares issued and outstanding:	61	61	61
December 28, 2012: 1,213,664 September 28, 2012: 1,215,758 December 30, 2011: 1,215,842
Capital in excess of par value	64,460	64,184	62,229
Retained earnings	93,064	92,817	79,739
Accumulated other comprehensive income	17,127	16,117	15,936
Treasury stock at cost, shares of Class A common stock: 35,680, 516, and 6,105, respectively	(733)	(9)	(98)
Total shareholders' equity	174,416	173,604	158,300
Total liabilities and shareholders' equity	$300,362	$263,632	$270,725

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(thousands)	December 28 2012	December 30 2011

CASH USED FOR OPERATING ACTIVITIES
Net income (loss)	$247	$(2,944)
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	2,292	2,418
Amortization of intangible assets	50	176
Amortization of deferred financing costs	60	61
Stock based compensation	355	375
Amortization of deferred loss on interest rate swap	138	213
Deferred income taxes	(126)	90
Change in operating assets and liabilities, net of effects of acquired business:
Accounts receivable, net	(20,866)	(18,874)
Inventories, net	(7,806)	(11,382)
Accounts payable and accrued liabilities	3,575	(2,350)
Other current assets	(234)	17
Other non-current assets	(569)	(488)
Other long-term liabilities	146	373
Other, net	4	287
	(22,734)	(32,028)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(15,534)	-
Additions to property, plant and equipment	(3,027)	(1,974)
Proceeds from sales of property, plant and equipment	-	1,208
	(18,561)	(766)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	30,733	22,113
Principal payments on senior notes and other long-term debt	(130)	(3,069)
Common stock transactions	86	252
Purchases of treasury stock	(886)	(98)
	29,803	19,198
Effect of foreign currency rate changes on cash	558	(1,822)
Decrease in cash and cash equivalents	(10,934)	(15,418)
CASH AND CASH EQUIVALENTS
Beginning of period	58,904	44,514
End of period	$47,970	$29,096

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of December 28, 2012 and December 30, 2011, and the results of operations and cash flows for each of the three month periods then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2012 which was filed with the Securities and Exchange Commission on December 11, 2012.

Due to seasonal variations and other factors, the results of operations for the three months ended December 28, 2012 are not necessarily indicative of the results to be expected for the Company's full 2013 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $3,959, $4,172 and $3,195 as of the periods ended December 28, 2012, September 28, 2012 and December 30, 2011, respectively. The increase in net accounts receivable to $62,848 as of December 28, 2012 from $40,673 as of September 28, 2012 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three month periods ended December 28, 2012 and December 30, 2011, basic net income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the three month period ended December 28, 2012, diluted net income per share reflects the effect of dilutive stock options and assumes the conversion of Class B common stock into Class A common stock.  For the three month period ended December 30, 2011 the effect of stock options and non-vested stock is excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 0 and 17,588 for the three months ended December 28, 2012 and December 30, 2011, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled  468,081 and 480,330 shares for the three months ended December 28, 2012 and December 30, 2011, respectively.

4        STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2003 Non-Employee Director Stock Ownership Plan there were 773,204 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at December 28, 2012.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and are currently exercisable. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during the three month periods ended December 28, 2012 or December 30, 2011.

JOHNSON OUTDOORS INC.

A summary of stock option activity for the three months ended December 28, 2012 related to the Company’s stock ownership plans is shown below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at September 28, 2012	23,366	$15.39	$139	1.6
Exercised	(8,300)	10.35	85	-
Outstanding and exercisable at December 28, 2012	15,066	$18.16	$25	2.0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.98 as of December 28, 2012, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $86 and $252 for the three month periods ending December 28, 2012 and December 30, 2011, respectively.

The intrinsic value of the stock received upon exercise of such options at their date of exercise during the three month periods ended December 28, 2012 and December 30, 2011 was $171 and $520, respectively.

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

A summary of non-vested stock activity for the three months ended December 28, 2012 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 28, 2012	493,548	$11.95
Non-vested stock grants	70,545	20.66
Restricted stock vested	(177,684)	11.43
Non-vested stock at December 28, 2012	386,409	$13.78

JOHNSON OUTDOORS INC.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 43,464 and 6,105 during the three month periods ended December 28, 2012 and December 30, 2011, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $355 and $375 for the three month periods ended December 28, 2012 and December 30, 2011, respectively.  Unrecognized compensation cost related to non-vested stock as of December 28, 2012 was $3,348, which amount will be amortized to expense through November 2016 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended December 28, 2012 and December 30, 2011 was $3,628 and $486, respectively.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company did not issue any shares under the Employees’ Stock Purchase Plan during the three month periods ended December 28, 2012 and December 30, 2011.

5         PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three months ended December 28, 2012 and December 30, 2011 were as follows:

	Three Months Ended
	December 28	December 30
	2012	2011
Components of net periodic benefit cost:
Service cost	$-	$-
Interest on projected benefit obligation	259	251
Less estimated return on plan assets	236	241
Amortization of unrecognized losses	84	45
	$107	$55

JOHNSON OUTDOORS INC.

6         INCOME TAXES

For the three months ended December 28, 2012 and December 30, 2011, the Company’s effective income tax rate attributable to earnings before income taxes was 59.5% and 5.1%, respectively.  During the first quarter of fiscal year 2013, the Company recognized a tax expense of $363 on income before income tax of $610. The increase in the Company’s effective tax rate for the three months ended December 28, 2012 versus the prior year period was primarily due to the lack of tax benefit available at December 28, 2012 for entities that have a valuation allowance, primarily in non-U.S. tax jurisdictions.

During the three months ended December 28, 2012, the Company continued to maintain a valuation allowance in Japan, Italy, Spain, Indonesia, New Zealand, the United Kingdom, the Netherlands and France.  The Company would ordinarily recognize a tax expense/benefit on operating income/loss in these jurisdictions; however, due to the recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets in these jurisdictions, the Company continues to adjust its valuation allowances resulting in effectively no recorded tax expense or benefit in these jurisdictions.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  The Company’s 2013 fiscal year tax expense is anticipated to include approximately $200 related to uncertain income tax positions.

In January 2013, the United States Congress voted in favor of extending the federal research and development tax credit through December 31, 2013.  As a result, we expect that our income tax provision for the second quarter of fiscal year 2013 will include a discrete tax benefit which will reduce the effective tax rate for the quarter and to a lesser extent, reduce the Company’s effective annual tax rate.

 In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is projecting accrued interest, for the Company’s fiscal year ending September 27, 2013, of $125, which includes the impact of a reversal of $129 due to the closure of the tax audit in Italy.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  The Company is currently undergoing an income tax examination in Italy for the 2011 tax year.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2009-2012
Canada	2008-2012
France	2009-2012
Germany	2009-2012
Italy	2009-2012
Japan	2012
Switzerland	2002-2012

7         INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	December 28 2012	September 28 2012	December 30 2011
Raw materials	$31,217	$26,610	$27,385
Work in process	304	1,324	1,851
Finished goods	45,998	39,124	49,779
	$77,519	$67,058	$79,015

JOHNSON OUTDOORS INC.
8         GOODWILL

The changes in goodwill during the three months ended December 28, 2012 and December 30, 2011 were as follows:

	December 28 2012	December 30 2011
Balance at beginning of period	$14,466	$14,651
Jetboil® acquisition	12,752	-
Amount attributable to movements in foreign currency rates	107	(180)
Balance at end of period	$27,325	$14,471

9         WARRANTIES

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the three months ended December 28, 2012 and December 30, 2011.

	December 28 2012	December 30 2011
Balance at beginning of period	$4,751	$5,155
Expense accruals for warranties issued during the period	947	970
Less current period warranty claims paid	796	865
Balance at end of period	$4,902	$5,260

10      ACQUISITION

On November 14, 2012, the Company acquired all of the outstanding common and preferred stock of Jetboil, Inc. (“Jetboil”) in a purchase transaction with Jetboil’s founders and other shareholders (the “Sellers”).  Jetboil, founded and based in Manchester, New Hampshire, designs and manufactures the world’s top brand of portable outdoor cooking systems.

The approximately $15,500 acquisition cost was funded with existing cash and credit facilities. Approximately $3,200 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Sellers in connection with the inaccuracy of certain representations and warranties made by Sellers or related to the breach or nonperformance of certain other actions or conditions related to the acquisition, for a period of 15 months from the acquisition date.  The Company cannot estimate the probability or likelihood of bringing such indemnity claims against the Sellers or their related costs at this time.  The remaining escrow balance, if any, net of any indemnity claims then pending, will be released to the Sellers once the 15 month period has lapsed.

JOHNSON OUTDOORS INC.

The Company believes that sales of Jetboil’s innovative cooking products can be expanded through the Company’s U.S. and Canadian marketing and distribution networks and that the Company’s other camping and paddling brands will benefit from Jetboil’s strong presence in the Specialty trade channel and their international sales network.  The Jetboil acquisition, including acquired goodwill, is included in the Company’s Outdoor Equipment segment.

The Company is currently in the process of determining the fair value of the assets acquired and the liabilities assumed in this business combination.  The following table summarizes the provisional fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the Jetboil acquisition.

Accounts receivable	$1,221
Inventories	2,391
Other current assets	163
Property, plant and equipment	234
Deferred tax asset	16
Intangibles	258
Goodwill	12,752
Total assets acquired	17,035
Total liabilities assumed	1,501
Net assets acquired	$15,534

The goodwill resulting from this acquisition reflects the strong cash flow expected from the acquisition due primarily to expanded distribution and growth in all Outdoor Equipment brands.  This goodwill is not deductible for tax purposes.  Transaction costs incurred for the acquisition to date were $243, of which $177 was recognized during the three months ended December 28, 2012.

Due to the difference in fiscal year end periods between the Company and Jetboil and the timing of certain significant year end accounting procedures to be performed at Jetboil, it is impractical to present pro-forma results of the combined entities.

The amounts of net sales and operating profit for Jetboil from the date of acquisition through December 28, 2012 and for the twelve month periods ending December 28, 2012 and December 31, 2011, were as follows:

	Since Acquisition Date through	Twelve months ended
	December 28, 2012 (unaudited)	December 31, 2012 (unaudited)	December 31, 2011 (unaudited)
Net sales	$1,942	$13,745	$10,775
Operating profit	297	2,469	1,203

JOHNSON OUTDOORS INC.
11       RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure certain operations related to its Watercraft segment.  Specifically, the Company is restructuring the product sales and distribution in Europe and consolidating all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action will result in the closure of sales offices in Europe and closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 24 positions in the U.S. and Europe.  These charges are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Condensed Consolidated Statements of Operations in the Watercraft segment.  The restructuring accrual is included in the “Other current liabilities” line in the Company’s accompanying Condensed Consolidated Balance Sheet.  The Company expects the total cost of this restructuring to be approximately $2,350 and to be completed over the next 9 months.

Changes in the accrual related to this restructuring project for the three month period ended December 28, 2012 were as follows:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of September 28, 2012	$428	$-	$100	$528
Activity during the period ended December 28, 2012:
Charges to earnings	332	72	77	481
Settlement payments	(200)	(5)	(95)	(300)
Accrued restructuring liabilities as of December 28, 2012	$560	$67	$82	$709

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

JOHNSON OUTDOORS INC.
13      INDEBTEDNESS

Debt was comprised of the following at December 28, 2012, September 28, 2012, and December 30, 2011:

	December 28 2012	September 28 2012	December 30 2011
Term loans	$8,379	$8,456	$11,347
Revolvers	30,733	-	22,113
Other	352	404	556
Total debt	39,464	8,860	34,016
Less current portion of long term debt	535	526	646
Less short term notes payable and revolving credit lines	30,733	-	22,113
Total long-term debt	$8,196	$8,334	$11,257

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at December 28, 2012.

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

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 7% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

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

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at December 28, 2012, based primarily on LIBOR, was approximately 2.50%.

The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The Company’s remaining borrowing availability under the Revolvers was approximately $16,900 at December 28, 2012.

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

JOHNSON OUTDOORS INC.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 28, 2012 or December 30, 2011.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $1,469 and $2,103 at December 28, 2012 and December 30, 2011, respectively.  The Company had no unsecured lines of credit as of December 28, 2012 or December 30, 2011.

Aggregate scheduled maturities of long-term debt as of December 28, 2012, for the remainder of fiscal 2013 and subsequent fiscal years, were as follows:

Fiscal Year
2013	$397
2014	514
2015	359
2016	367
2017	387
Thereafter	6,707
Total	$8,731

Interest paid for the three month periods ended December 28, 2012 and December 30, 2011 was $211 and $326, respectively.

The weighted average borrowing rate for short-term debt was approximately 2.5% and 2.8% for the three months ended December 28, 2012 and December 30, 2011, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of December 28, 2012 and December 30, 2011 was approximately $8,196 and $11,257, respectively.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 22% of the Company’s revenues for the three month period ended December 28, 2012 were denominated in currencies other than the U.S. dollar. Approximately 11% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of December 28, 2012, the Company held a foreign currency forward contract with a notional value of 4,400 Swiss francs.  See “Note 15 – Fair Value Measurements” for information regarding the fair value and financial statement presentation of these derivatives.

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

The Company held no interest rate swap contracts during the three month periods ended December 28, 2012 and December 30, 2011 and as of December 28, 2012, the Company was unhedged with respect to interest rate risk on its floating rate debt.  The Company has fully amortized the unrealized loss related to the formerly effective interest rate swap that had subsequently become ineffective on January 2, 2009.

The following table discloses the location of loss reclassified from accumulated other comprehensive income (“AOCI”) into net income related to derivative instruments during the three month periods ended December 28, 2012 and December 30, 2011.

	Three Months Ended
	December 28	December 30
Loss reclassified from AOCI into:	2012	2011

Interest expense	$138	$213

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended December 28, 2012 and December 30, 2011 was:

	Location of loss (gain)	Three Months Ended
Derivatives not designated as	recognized in statement	December 28	December 30
hedging instruments	of operations	2012	2011

Foreign exchange forward contracts	Other expense (income), net	$(122)	$225

JOHNSON OUTDOORS INC.

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at December 28, 2012, September 28, 2012 and December 30, 2011 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

Valuation Techniques

Over the Counter Derivative Contracts
The value of over the counter derivative contracts, such as interest rate swaps and foreign currency forward contracts, are derived using pricing models, which take into account the contract terms, as well as other inputs, including, where applicable, the notional values of the contracts, payment terms, maturity dates, credit risk, interest rate yield curves, and contractual and market currency exchange rates.  The fair value of the foreign currency forward contracts reported below was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract.  All foreign currency forward contracts held by the Company as of December 28, 2012 mature within twelve months.  The mark-to-market adjustments are recorded in “Other expense (income), net” in the Company’s accompanying Condensed Consolidated Statements of Operations.

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  The mark to market adjustments are recorded in “Other expense (income), net” in the accompanying Condensed Consolidated Statements of Operations.

Goodwill and Other Intangible Assets
In assessing the recoverability of the Company’s goodwill and other indefinite lived intangible assets, the Company estimates the future discounted cash flows of the businesses to which such goodwill and intangibles relates.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  In determining estimated future cash flows, the Company makes assumptions regarding anticipated financial position, future earnings, and other factors to determine the fair value of the respective assets.  This calculation is highly sensitive to changes in key assumptions and could result in a future impairment charge.  The Company will continue to evaluate whether circumstances and events have changed to the extent that they require the Company to conduct an interim test of goodwill.  In particular if the Company’s business units do not achieve short term revenue and gross margin goals, an interim impairment test may be triggered which could result in a goodwill impairment charge in future periods.

JOHNSON OUTDOORS INC.

The following table summarizes the Company's financial assets measured at fair value as of December 28, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$7,617	$	$	$7,617
Foreign currency forward contracts		106		106

The following table summarizes the Company's financial assets measured at fair value as of September 28, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$7,289	$-	$-	$7,289
Foreign currency forward contracts	-	173	-	173

The following table summarizes the Company's financial assets measured at fair value as of December 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$6,085	$-	$-	$6,085
Foreign currency forward contracts	-	33	-	33

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended December 28, 2012 and December 30, 2011 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	December 28	December 30
	Operations	2012	2011

Rabbi trust assets	Other expense (income), net	$129	$(394)
Foreign currency forward contracts	Other expense (income), net	(122)	225

There were no assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for the three month periods ended December 28, 2012 and December 30, 2011.

JOHNSON OUTDOORS INC.

16      NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements.  This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under both alternatives, companies are required to present each component of net income and comprehensive income. The Company adopted this updated authoritative guidance effective as of September 29, 2012, the beginning of its first quarter of fiscal 2013.  The adoption of this updated authoritative guidance resulted in the addition of separate Condensed Consolidated Statements of Comprehensive Income to the Company’s accompanying financial statements but had no effect on our financial condition, results of operations or cash flow.

17      SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three month periods ended December 28, 2012 and December 30, 2011.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended
	December 28	December 30	September 28
	2012	2011	2012
Net sales:
Marine Electronics:
Unafilliated customers	$53,632	$47,750	$
Interunit transfers	19	21
Outdoor Equipment:
Unafilliated customers	8,433	6,273
Interunit transfers	7	17
Watercraft:
Unafilliated customers	6,807	7,475
Interunit transfers	7	10
Diving
Unafilliated customers	18,347	18,620
Interunit transfers	136	138
Other / Corporate	55	58
Eliminations	(169)	(186)
Total	$87,274	$80,176	$
Operating profit (loss):
Marine Electronics	$4,746	$2,073
Outdoor Equipment	224	(252)
Watercraft	(1,682)	(2,458)
Diving	702	(98)
Other / Corporate	(2,464)	(2,984)
	$1,526	$(3,719)
Total assets (end of period):
Marine Electronics	$124,792	$122,509		$97,261
Outdoor Equipment	40,956	17,157		26,978
Watercraft	34,970	35,838		32,766
Diving	70,839	68,087		70,957
Other / Corporate	28,805	27,134		35,670
	$300,362	$270,725		$263,632

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

The Company has incurred approximately $3,467 of cumulative costs related to clean-up and repair of the facility and equipment, losses of inventory and fixed assets, rental of temporary office space for administrative and R&D personnel and payroll expenses for labor idled due to the flood.  The Company has received $3,713 of cumulative insurance reimbursements associated with these costs and has recorded a receivable with its insurers of $255 as of December 28, 2012.  During the three month periods ended December 28, 2012 and December 30, 2011, the Company has recognized a gain of $311 and an expense of $19, respectively, in the Administrative, finance and information systems expense line in the Outdoor Equipment segment of the Company’s accompanying Condensed Consolidated Statements of Operations.

The Company is still negotiating further insurance recoveries under its business continuation and fixed asset replacement policies related to this event.  The amount of these recoveries, if any, cannot be estimated at December 28, 2012.  Any such recoveries will be recorded as income upon the resolution of gain contingencies.

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended December 28, 2012 and December 30, 2011. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

●	Forward Looking Statements
●	Trademarks
●	Overview
●	Results of Operations
●	Liquidity and Financial Condition
●	Contractual Obligations and Off Balance Sheet Arrangements
●	Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2012 which was filed with the Securities and Exchange Commission on December 11, 2012.

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

Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 11, 2012 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms and focus on innovation; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s ongoing success in meeting financial covenants in its credit arrangements with its lenders; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

JOHNSON OUTDOORS INC.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, LakeMaster®, Silva®, Eureka!®, Tech4O™, Jetboil®, Geonav®, Old Town®, Ocean Kayak™, Necky®,  Extrasport®, Carlisle®, Scubapro®, UWATEC®, and SUBGEAR®.

Overview

The Company is a leading global manufacturer and marketer of branded seasonal outdoor recreation products used primarily for fishing, diving, paddling and camping.  The Company’s portfolio of well-known consumer brands has attained leading market positions due to continuous innovation, marketing excellence, product performance and quality.  The Company’s values and culture support innovation in all areas, promoting and leveraging best practices and synergies within and across its subsidiaries to advance the Company’s strategic vision set by executive management and approved by the Board of Directors.  The Company is controlled by Helen P. Johnson-Leipold, the Company’s Chairman and Chief Executive Officer, members of her family and related entities.

Highlights

During the first quarter of fiscal 2013, the Company acquired Jetboil, Inc. (“Jetboil”), the manufacturer of the world’s top brand of portable outdoor cooking systems for approximately $15,500.  The transaction was completed on November 14, 2012 and first quarter results are included in the Outdoor Equipment segment.  The Company believes the acquisition will expand distribution and fuel growth in all of its Outdoor Equipment brands.  See further discussion of the acquisition at “Note 10 – Acquisition” to the Company’s Condensed Consolidated Financial Statements included elsewhere herein.

Seasonality

The Company’s business is seasonal in nature. The second and third fiscal quarters fall within the Company’s primary selling season for its outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last two fiscal years.

	Year Ended
	September 28, 2012		September 30, 2011
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	-17%	19%	-8%
March	31%	65%	32%	65%
June	31%	66%	30%	67%
September	19%	-14%	19%	-24%
	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended
	December 28	December 30
	2012	2011
Net sales:
Marine Electronics	$53,651	$47,771
Outdoor Equipment	8,440	6,290
Watercraft	6,814	7,485
Diving	18,483	18,758
Other / Eliminations	(114)	(128)
	$87,274	$80,176
Operating profit (loss):
Marine Electronics	$4,746	$2,073
Outdoor Equipment	224	(252)
Watercraft	(1,682)	(2,458)
Diving	702	(98)
Other / Corporate	(2,464)	(2,984)
	$1,526	$(3,719)

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended December 28, 2012 were $87,274, an increase of $7,098, or 9%, compared to $80,176 for the three months ended December 30, 2011.  Increased sales in the Marine Electronics business and the acquisition of Jetboil were primary drivers of the increase.

Net sales for the three months ended December 28, 2012 for the Marine Electronics business were $53,651, up $5,880, or 12%, from $47,771 in the first three months of the prior year. Higher demand in the distributor sales channel and the timing of pre-season shipments were the primary drivers of the increase.

Net sales for the Outdoor Equipment business were $8,440 for the current year to date period, an increase of $2,150, or 34%, from the prior year net sales of $6,290.  The increase was driven primarily by the acquisition of the Jetboil business in November 2012.

Net sales for the first three months of fiscal 2013 for the Watercraft business were $6,814, a decrease of $671, or 9%, compared to $7,485 in the prior year period.  The decrease was driven primarily by non-recurring close-out sales in the prior year quarter.

Diving net sales were $18,483 for the three months ended December 28, 2012 versus $18,758 for the three months ended December 30, 2011, a decrease of $275, or 1%.  The unfavorable effect of currency translation of $435 drove the decrease versus the same period of the prior year.

Cost of Sales

For the three months ended December 28, 2012, cost of sales increased $4,385, or 8%, to $53,460 versus $49,075 in the same prior year period.  The increase in the year to date period was primarily driven by the 9% increase in net sales in the current year period.  The cost of materials remained fairly stable versus the prior year.  The cost per unit sold in the Marine Electronics business increased in the current period as a result of lower production volume in the fourth quarter of fiscal year 2012.

JOHNSON OUTDOORS INC.

Gross Profit Margin

Gross profit as a percentage of net sales declined slightly for the three month period ended December 28, 2012 from 38.8% in the prior year to date period to 38.7% during the first quarter of fiscal 2013.  Improved margins in the Diving business due to pricing actions were more than offset by declines in Marine Electronics margins.

Operating Expenses

Operating expenses were $32,288 for the three months ended December 28, 2012 compared to $34,820 in the prior year three month period.  The decrease was driven in large part by the closure of certain European sales offices in fiscal year 2012 and a reduction in legal expenses.

Operating Profit

Operating profit on a consolidated basis for the three months ended December 28, 2012 was $1,526 compared to an operating loss of $3,719 in the prior year period, an increase of $5,245 over the prior year-to-date period.

Interest

For the three months ended December 28, 2012, interest expense totaled $439 compared to $596 for the three months ended December 30, 2011.  The decrease was due to lower interest rate swap amortization expense in the current period as well as lower average interest rates on our borrowings during the first quarter of fiscal 2013 due to repayments of higher interest rate term loans during fiscal 2012.

Interest income for both three month periods ended December 28, 2012 and December 30, 2011 was less than $100.

Other Expense/Income

Other expense for the three months ended December 28, 2012 was $498 versus income of $1,192 for the three months ended December 30, 2011.  For the three months ended December 28, 2012, foreign currency exchange losses were $567 compared to gains of $696 for the three months ended December 30, 2011.  The Company’s foreign currency forward contracts resulted in gains of $122 for the three months ended December 28, 2012 versus losses of $236 for the three months ended December 30, 2011.  Net investment gains on the assets related to the Company’s non-qualified deferred compensation plan were $42 in the three month period ended December 28, 2012 compared to $489 in the three month period ended December 30, 2011.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three months ended December 28, 2012 was 59.5%, compared to 5.1% in the corresponding period of the prior year.

The increase in the Company’s effective tax rate for the three months ended December 28, 2012 versus the prior year period was primarily due to increased losses in foreign jurisdictions that carry valuation allowances resulting in no recognition in these jurisdictions of a tax benefit related to those losses.

Net Income

Net income for the three months ended December 28, 2012 was $247 or $0.02 per diluted common class A and B share, compared to a loss of $2,944, or $0.30 per diluted common class A and B share, for the corresponding period of the prior year.  The improvement in our net income over the prior year was driven by the factors noted above.

Liquidity and Financial Condition

Cash, net of debt, was $8,506 as of December 28, 2012 compared to debt, net of cash, of $4,920 as of December 30, 2011.  The increase in net cash was driven in large part by strong operating cash flow over the twelve month period ending December 28, 2012.  The Company's debt to total capitalization ratio was 18% as of both December 28, 2012 and December 30, 2011, respectively.  The Company’s total debt balance was $39,464 as of December 28, 2012 compared to $34,016 as of December 30, 2011.  See “Note 13 – Indebtedness” in the notes to the Company’s accompanying Condensed Consolidated Financial Statements for further discussion.

JOHNSON OUTDOORS INC.

Accounts receivable, net of allowance for doubtful accounts, were $62,848 as of December 28, 2012, a decrease of $2,713 compared to $65,561 as of December 30, 2011. The year over year change was primarily related to improved collections of aged receivables.

Inventories, net of inventory reserves, were $77,519 as of December 28, 2012, a decrease of $1,496 compared to $79,015 as of December 30, 2011.  The decrease was driven primarily by  a sale of inventory to a distributor due to the closure of a sales office in the Watercraft business in Europe.

Accounts payable were $32,519 at December 28, 2012, an increase of $2,774 compared to $29,745 as of December 30, 2011.  The increase was driven primarily by increased sales volume in the Marine Electronics business.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Three Months Ended
(thousands)	December 28 2012	December 30 2011

Cash (used for) provided by:
Operating activities	$(22,734)	$(32,028)
Investing activities	(18,561)	(766)
Financing activities	29,803	19,198
Effect of foreign currency rate changes on cash	558	(1,822)
Decrease in cash and cash equivalents	$(10,934)	$(15,418)

Operating Activities

Cash used for operations totaled $22,734 for the three months ended December 28, 2012 compared with cash used for operations of $32,028 during the corresponding period of the prior fiscal year.  The improvement in cash used by operating activities was driven by the increase in net income as well as a greater reduction of inventory and increase in accounts payable compared with the first three months of the prior year.

Amortization of deferred financing costs, depreciation and other amortization charges were $2,402 for the three month period ended December 28, 2012 compared to $2,655 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $18,561 for the three months ended December 28, 2012 and $766 for the corresponding period of the prior year.  The Company used cash of $15,534 for the purchase of Jetboil in the quarter ended December 28, 2012.  There were no such acquisitions in the prior year.  Cash usage in the current and prior year quarterly periods related to capital expenditures was $3,027 and $1,974, respectively.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2013 are expected to be funded by working capital or existing credit facilities.  The Company received proceeds of $1,208 in the three month period ending December 30, 2011 related to the sale of a property in Ferndale, Washington.

Financing Activities

Cash flows provided by financing activities totaled $29,803 for the three months ended December 28, 2012 compared to $19,198 for the three month period ended December 30, 2011. The Company made principal payments on senior notes and other long-term debt of $130 during the three month period ended December 28, 2012  For the three month period ended December 30, 2011, the Company made principal payments on senior notes and other long-term debt of $3,069 which included the repayment of approximately $2,932 of term loans resulting from the sale of a property in Ferndale, Washington, which was pledged as collateral under the related term loan.

JOHNSON OUTDOORS INC.

The Company had outstanding borrowings of $30,733 on revolving credit facilities and current maturities of its long-term debt of $535 as of December 28, 2012.  As of December 30, 2011, the Company had $22,113 outstanding on revolving credit facilities and current maturities of long-term debt of $646.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $8,196 and $11,257 as of December 28, 2012 and December 30, 2011, respectively.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the terms loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at December 28, 2012.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 7% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

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

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at December 28, 2012, based primarily on LIBOR plus 2.25%, was approximately 2.50%.

The Company’s remaining borrowing availability under the Revolvers was approximately $16,900 at December 28, 2012.

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

As of December 28, 2012 the Company held approximately $44,100 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at December 28, 2012.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$8,731	$397	$872	$755	$6,707
Short-term debt	30,733	30,733	-	-	-
Operating lease obligations	19,277	4,595	8,777	4,774	1,131
Open purchase orders	89,929	89,929	-	-	-
Contractually obligated interest payments	4,260	326	821	747	2,366
Total contractual obligations	$152,930	$125,980	$10,470	$6,276	$10,204

JOHNSON OUTDOORS INC.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding were $1,469 and $2,103 at December 28, 2012 and December 30, 2011, respectively.

The Company anticipates making contributions of $963 to its defined benefit pension plans through September 27, 2013.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 28, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended December 28, 2012.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowing under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  We do not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 22% of the Company’s revenues for the three month period ended December 28, 2012 were denominated in currencies other than the U.S. dollar. Approximately 11% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company mitigates a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company uses such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including for inventory, denominated in foreign currencies. None of the Company’s derivative financial instruments have been designated as hedging instruments.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s goal in managing its interest rate risk is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt.  When the appropriate mix of fixed rate or floating rate debt cannot be directly obtained in a cost effective manner, the Company may enter into interest rate swap contracts in order to change floating rate interest into fixed rate interest or vice versa for a specific amount of debt in order to achieve the desired proportions of floating rate and fixed rate debt.   The Company held no interest rate swap contracts during the three month periods ended December 28, 2012 and December 30, 2011 and as of December 28, 2012, the Company was unhedged with respect to interest rate risk on its floating rate debt.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at December 28, 2012:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$391

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

JOHNSON OUTDOORS INC.

PART II      OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, we may be involved in various legal proceedings from time to time. We do not believe we are currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on our financial statements.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 11, 2012.

Item 6.  Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 5, 2013
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
32 (1) 101
Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2012 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements*

_________________________________

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