Form 10-Q/A
period 2012-12-28
JOHNSON OUTDOORS INC
filed 2013-02-06
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

JOHNSON OUTDOORS INC.

EXPLANATORY NOTE

The purpose of this amendment to the Quarterly Report of Johnson Outdoors Inc., on Form 10-Q/A for the period ended December 28, 2012, originally filed with the U.S. Securities and Exchange Commission on February 5, 2013, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment.  This Amendment speaks as of the original date of our Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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