Form 10-Q
period 2013-03-29
JOHNSON OUTDOORS INC
filed 2013-05-03
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

As of April 26, 2013, 8,714,508 shares of Class A and 1,213,334 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I    FINANCIAL INFORMATION
Item 1.     Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	March 29	March 30	March 29	March 30
(thousands, except per share data)	2013	2012	2013	2012
Net sales	$132,100	$128,726	$219,374	$208,902
Cost of sales	78,016	78,199	131,476	127,274
Gross profit	54,084	50,527	87,898	81,628
Operating expenses:
Marketing and selling	25,876	25,281	45,094	45,666
Administrative management, finance and information systems	11,500	11,200	20,945	22,038
Litigation settlement recovery	-	(3,500)	-	(3,500)
Research and development	4,070	3,565	7,695	7,162
Total operating expenses	41,446	36,546	73,734	71,366
Operating profit	12,638	13,981	14,164	10,262
Interest income	(32)	(10)	(53)	(31)
Interest expense	485	817	924	1,413
Other expense (income), net	(878)	(104)	(380)	(1,296)
Income before income taxes	13,063	13,278	13,673	10,176
Income tax expense	4,126	5,995	4,489	5,837
Net income	$8,937	$7,283	$9,184	$4,339

Weighted average common shares - Basic:
Class A	8,328	8,162	8,274	8,136
Class B	1,214	1,216	1,214	1,216
Participating securities	-	-	-	-
Dilutive stock options and units	4	4	3	11
Weighted average common shares - Dilutive	9,546	9,382	9,491	9,363
Net income per common share - Basic:
Class A	$0.91	$0.75	$0.94	$0.45
Class B	$0.83	$0.68	$0.85	$0.40
Net income per common share - Diluted:
Class A	$0.90	$0.74	$0.93	$0.44
Class B	$0.90	$0.74	$0.93	$0.44

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	March 29	March 30	March 29	March 30
(thousands, except per share data)	2013	2012	2013	2012
Comprehensive income:
Net income	$8,937	$7,283	$9,184	$4,339
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3,345)	1,912	(2,473)	(1,197)
Income from cash flow hedge	-	271	138	484
Total comprehensive income	$5,592	$9,466	$6,849	$3,626

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 29	September 28	March 30
(thousands, except share data)	2013	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$40,392	$58,904	$29,649
Accounts receivable, net	109,176	40,673	111,357
Inventories	85,192	67,058	79,304
Deferred income taxes	6,773	8,645	9,674
Other current assets	6,491	7,672	3,824
Total current assets	248,024	182,952	233,808
Property, plant and equipment, net of accumulated depreciation of $102,165, $98,235, and $94,776, respectively	38,400	36,667	34,982
Deferred income taxes	15,495	14,808	15,074
Goodwill	18,657	14,466	14,596
Other intangible assets, net	14,325	4,309	5,043
Other assets	11,274	10,430	9,377
Total assets	$346,175	$263,632	$312,880
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$52,000	$-	$39,776
Current maturities of long-term debt	542	526	3,091
Accounts payable	41,856	24,559	39,467
Accrued liabilities:
Salaries, wages and benefits	11,475	15,365	10,800
Accrued warranty	5,280	4,751	5,618
Income taxes payable	4,168	582	2,078
Other	17,211	13,184	14,417
Total current liabilities	132,532	58,967	115,247
Long-term debt, less current maturities	8,057	8,334	8,604
Deferred income taxes	2,502	694	245
Retirement benefits	11,785	11,827	9,880
Other liabilities	10,934	10,206	10,476
Total liabilities	165,810	90,028	144,452
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued and outstanding:	437	434	433
March 29, 2013: 8,714,178 September 28, 2012: 8,676,703 March 30, 2012: 8,671,146
Class B shares issued and outstanding:	61	61	61
March 29, 2013: 1,213,664 September 28, 2012: 1,215,758 March 30, 2012: 1,215,842
Capital in excess of par value	64,817	64,184	62,793
Retained earnings	102,001	92,817	87,022
Accumulated other comprehensive income	13,782	16,117	18,119
Treasury stock at cost, shares of Class A common stock: 35,680, 516, and 0, respectively	(733)	(9)	-
Total shareholders' equity	180,365	173,604	168,428
Total liabilities and shareholders' equity	$346,175	$263,632	$312,880

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	March 29 2013	March 30 2012

CASH USED FOR OPERATING ACTIVITIES
Net income	$9,184	$4,339
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	4,642	5,292
Amortization of intangible assets	306	319
Amortization of deferred financing costs	119	122
Stock based compensation	714	920
Amortization of deferred loss on interest rate swap	138	484
Deferred income taxes	723	153
Change in operating assets and liabilities, net of effects of acquired business:
Accounts receivable, net	(67,858)	(64,215)
Inventories, net	(16,343)	(11,024)
Accounts payable and accrued liabilities	20,827	15,238
Other current assets	1,209	1,160
Other non-current assets	(1,001)	(1,342)
Other long-term liabilities	788	1,446
Other, net	49	317
	(46,503)	(46,791)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(15,420)	-
Additions to property, plant and equipment	(6,087)	(4,962)
Proceeds from sales of property, plant and equipment	-	1,208
	(21,507)	(3,754)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	52,000	39,763
Principal payments on senior notes and other long-term debt	(262)	(3,277)
Common stock transactions	86	338
Purchases of treasury stock	(886)	(98)
	50,938	36,726
Effect of foreign currency rate changes on cash	(1,440)	(1,046)
Decrease in cash and cash equivalents	(18,512)	(14,865)
CASH AND CASH EQUIVALENTS
Beginning of period	58,904	44,514
End of period	$40,392	$29,649

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of March 29, 2013 and March 30, 2012, and the results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2012 which was filed with the Securities and Exchange Commission on December 11, 2012.

Due to seasonal variations and other factors, the results of operations for the three and six months ended March 29, 2013 are not necessarily indicative of the results to be expected for the Company's full 2013 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $3,551, $4,172 and $3,496 as of the periods ended March 29, 2013, September 28, 2012 and March 30, 2012, respectively. The increase in net accounts receivable to $109,176 as of March 29, 2013 from $40,673 as of September 28, 2012 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and six month periods ended March 29, 2013 and March 30, 2012, basic net income per share for Class A and Class B shares has been presented using the two class method as described above.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options, restricted stock units (“stock units” or “units”) and non-vested restricted stock.  Anti-dilutive stock options, units and non-vested stock are excluded from the calculation of diluted EPS.  The computation of diluted net income per share of Class A common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B common shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options, units and non-vested stock is excluded and diluted loss per share is equal to basic loss per share.

For the three and six month periods ended March 29, 2013 and March 30, 2012, diluted net income per share reflects the effect of dilutive stock options and units and assumes the conversion of Class B common stock into Class A common stock.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 0 and 5,850 for the three months ended March 29, 2013 and March 30, 2012, respectively and 0 and 15,066 for the six months ended March 29, 2013 and March 30, 2012, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled  386,409 and 499,254 shares for the three months ended March 29, 2013 and March 30, 2012, respectively, and 427,246 and 489,792 shares for the six months ended March 29, 2013 and March 30, 2012, respectively.

4         STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, units or stock appreciation rights in lieu of stock options.

At the February 28, 2013 Annual Shareholder Meeting, the Company’s shareholders approved the 2012 Johnson Outdoors Inc. Non-Employee Director Stock Ownership Plan (the “2012 Plan”) which provides for the issuance of up to 50,000 shares of Class A common stock pursuant to the terms of the 2012 Plan.  The 2012 Plan became effective on December 5, 2012.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan there were 764,058 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at March 29, 2013.

JOHNSON OUTDOORS INC.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and all outstanding options are currently exercisable.  Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during any of the three and six month periods ended March 29, 2013 or March 30, 2012.

A summary of stock option activity for the six months ended March 29, 2013 related to the Company’s stock ownership plans is shown below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at September 28, 2012	23,366	$15.39
Exercised	(8,300)	10.35
Outstanding and exercisable at March 29, 2013	15,066	$18.16	$84	1.8

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.84 as of March 29, 2013, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $86 and $338 for the six month periods ending March 29, 2013 and March 30, 2012, respectively.  The fair value of the stock received upon exercise of such options at their date of exercise during the six month periods ended March 29, 2013 and March 30, 2012 was $171 and $689, respectively.

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

JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the six months ended March 29, 2013 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 28, 2012	493,548	$11.95
Non-vested stock grants	70,545	20.66
Restricted stock vested	(177,684)	11.43
Non-vested stock at March 29, 2013	386,409	$13.78

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 43,464 and 6,105 during the six month periods ended March 29, 2013 and March 30, 2012, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $346 and $544 for the three month periods ended March 29, 2013 and March 30, 2012, respectively, and $701 and $920 for the six month periods ended March 29, 2013 and March 30, 2012, respectively.  Unrecognized compensation cost related to non-vested stock as of March 29, 2013 was $3,002, which amount will be amortized to expense through November 2016 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended March 29, 2013 and March 30, 2012 was $3,628 and $486, respectively.

Restricted Stock Units

All stock units awarded by the Company have been granted at their fair market value on the date of grant and vest within one year after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.

The Company issued 6,600 stock units at a weighted average grant price of $22.73 for the three and six month periods ended March 29, 2013.  No restricted stock units were granted for the three and six month periods ended March 30, 2012.

Stock compensation expense, net of forfeitures, related to stock units was $13 for both the three and six month periods ended March 29, 2013.  There was no stock compensation expense related to stock units during the three and six month periods ended March 30, 2012.  Unrecognized compensation cost related to non-vested stock units as of March 29, 2013 was $138, which amount will be amortized to expense through February 2014 or adjusted for changes in future estimated or actual forfeitures.

The Company recognized income tax benefit on stock-based compensation expense of $136 and $207 for the three month periods ended March 29, 2013 and March 30, 2012, respectively, and $271 and $350 for the six month periods ended March 29, 2013 and March 30, 2012, respectively.

The Company recognized income tax benefit (expense) on exercises of stock options and vesting of non-vested stock of $(2) and $31 for the three month periods ended March 29, 2013 and March 30, 2012, respectively, and $(2) and $117 for the six month periods ended March 29, 2013 and March 30, 2012, respectively.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

JOHNSON OUTDOORS INC.

No shares were issued under the Employees’ Stock Purchase Plan during the three and six month periods ended March 29, 2013 and March 30, 2012.

5        PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended March 29, 2013 and March 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
	March 29	March 30	March 29	March 30
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	240	267	499	518
Less estimated return on plan assets	253	230	489	471
Amortization of unrecognized losses	249	123	333	168
	$236	$160	$343	$215

6         INCOME TAXES

For the three months ended March 29, 2013 and March 30, 2012, the Company’s effective income tax rate attributable to earnings before income taxes was 31.6% and 45.1%, respectively.  During the second quarter of fiscal year 2013, the Company recognized a tax expense of $4,126 on income before income tax of $13,063.  The decrease in the Company’s effective tax rate versus the prior year period was primarily due to income in tax jurisdictions with deferred tax valuation allowances in the current period versus losses in the prior year period.  Further contributing to the difference in effective tax rates was the retroactive research and development credit enactment during the current year period and an audit settlement in the prior year period.

For the six months ended March 29, 2013 and March 30, 2012, the Company’s effective income tax rate attributable to earnings before income taxes was 32.8% and 57.4%, respectively.  The decrease in the Company’s effective tax rate for the six months ended March 29, 2013 versus the prior year period was primarily due to income in tax jurisdictions with deferred tax valuation allowances in the current year period versus losses in the prior year period.  Further contributing to the difference in effective tax rates, the Company recognized the retroactive research and development credit enacted during the six months ended March 29, 2013 and had an audit settlement during the six month period ended March 30, 2012.

JOHNSON OUTDOORS INC.

During the six months ended March 29, 2013, the Company continued to maintain valuation allowances in Japan, Italy, Spain, Indonesia, New Zealand, the United Kingdom, the Netherlands and France.  A valuation allowance remains for various state and federal U.S. deferred tax assets where it is more likely than not that the asset will not be realized due to a lack of apportioned income or limited carryforward periods.  The Company would ordinarily recognize a tax expense or benefit on operating income or loss in these jurisdictions; however, due to the recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets in these jurisdictions, the Company continues to adjust its valuation allowances resulting in effectively no recorded tax expense or benefit in these jurisdictions.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  The Company’s 2013 fiscal year tax expense is anticipated to include approximately $310 related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is projecting accrued interest, for the Company’s fiscal year ending September 27, 2013, of $125.

The Company is currently undergoing an income tax examination in Italy for the 2011 tax year.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2009-2012
Canada	2008-2012
France	2009-2012
Germany	2009-2012
Italy	2009-2012
Japan	2012
Switzerland	2002-2012

7        INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	March 29	September 28	March 30
	2013	2012	2012
Raw materials	$29,604	$26,610	$24,757
Work in process	654	1,324	1,882
Finished goods	54,934	39,124	52,665
	$85,192	$67,058	$79,304

JOHNSON OUTDOORS INC.
8         GOODWILL

The changes in goodwill during the six months ended March 29, 2013 and March 30, 2012 were as follows:

	March 29 2013	March 30 2012
Balance at beginning of period	$14,466	$14,651
Jetboil® acquisition	4,225	-
Amount attributable to movements in foreign currency rates	(34)	(55)
Balance at end of period	$18,657	$14,596

9         WARRANTIES

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the six months ended March 29, 2013 and March 30, 2012.

	March 29 2013	March 30 2012
Balance at beginning of period	$4,751	$5,155
Expense accruals for warranties issued during the period	2,080	2,047
Less current period warranty claims paid	1,551	1,584
Balance at end of period	$5,280	$5,618

10      ACQUISITION

On November 14, 2012, the Company acquired all of the outstanding common and preferred stock of Jetboil, Inc. (“Jetboil”) in a purchase transaction with Jetboil’s founders and other shareholders (the “Sellers”).  Jetboil, founded and based in Manchester, New Hampshire, designs and manufactures the world’s top brand of portable outdoor cooking systems.

The $15,420 of consideration paid was funded with existing cash and credit facilities. Approximately $3,200 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Sellers in connection with the inaccuracy of certain representations and warranties made by Sellers or related to the breach or nonperformance of certain other actions or conditions related to the acquisition, for a period of 15 months from the acquisition date.  The Company cannot estimate the probability or likelihood of bringing such indemnity claims against the Sellers or their related costs at this time.  The remaining escrow balance, if any, net of any indemnity claims then pending, will be released to the Sellers once the 15 month period has lapsed.  The Company completed negotiations on an adjustment to the purchase price related to the amount of working capital existing on the Jetboil balance sheet at November 14, 2012.  This adjustment resulted in a slight reduction in the purchase price during the quarter ended March 29, 2013.

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

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$1,184
Inventories	2,232
Other current assets	167
Property, plant and equipment	234
Identifiable intangible assets	10,400
Accounts payable and accruals	1,110
Deferred tax liabilities	1,912
Total identifiable net assets	11,195
Goodwill	4,225
Net assets acquired	$15,420

The goodwill resulting from this acquisition reflects the strong cash flow expected from the acquisition due primarily to expanded distribution and growth in all Outdoor Equipment brands.  This goodwill is not deductible for tax purposes.  Transaction costs incurred for the acquisition to date were $333, of which $267 was recognized during the six months ended March 29, 2013.  The Company made provisional adjustments to working capital balances, identifiable intangible assets, goodwill and related income tax balances during the six months ended March 29, 2013.

Due to the difference in fiscal year end periods between the Company and Jetboil and the timing of certain significant year end accounting procedures performed at Jetboil, it is impractical to present pro-forma results of the combined entities.

JOHNSON OUTDOORS INC.

The amounts of net sales and operating profit for Jetboil from the date of acquisition through March 29, 2013 and for the twelve month periods ending December 28, 2012 and December 31, 2011, were as follows:

	Since Acquisition Date through	Twelve months ended
	March 29, 2013 (unaudited)	December 31, 2012 (unaudited)	December 31, 2011 (unaudited)
Net sales	$4,338	$13,745	$10,775
Operating profit	77	2,469	1,203

11     RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure certain operations related to its Watercraft segment.  Specifically, the Company is restructuring product sales and distribution in Europe and consolidating all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action resulted in the closure of a sales office in Europe, and the closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 24 positions in the U.S. and Europe.  These charges are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Condensed Consolidated Statements of Operations in the Watercraft segment.  The restructuring accrual is included in the “Other current liabilities” line in the Company’s accompanying Condensed Consolidated Balance Sheets.  The Company expects the total cost of this restructuring to be approximately $2,350 and to be completed over the next 6 months.

Changes in the accrual related to this restructuring project for the six month period ended March 29, 2013 were as follows:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of September 28, 2012	$428	$-	$100	$528
Activity during the period ended March 29, 2013:
Charges to earnings	563	224	168	955
Settlement payments	(446)	(36)	(235)	(717)
Accrued restructuring liabilities as of March 29, 2013	$545	$188	$33	$766

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

On March 1, 2012, the Company received a $3,500 settlement payment resolving a claim with its insurance carriers.

JOHNSON OUTDOORS INC.

13      INDEBTEDNESS

Debt was comprised of the following at March 29, 2013, September 28, 2012, and March 30, 2012:

	March 29 2013	September 28 2012	March 30 2012
Term loans	$8,299	$8,456	$11,189
Revolvers	52,000	-	39,776
Other	300	404	506
Total debt	60,599	8,860	51,471
Less current portion of long term debt	542	526	3,091
Less short term notes payable and revolving credit lines	52,000	-	39,776
Total long-term debt	$8,057	$8,334	$8,604

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at March 29, 2013.

The term loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries and a second lien on working capital and certain patents and trademarks of the Company and its subsidiaries.  Any proceeds from the sale of secured property are first applied against the related term loans and then against the Revolvers (as defined below).

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

JOHNSON OUTDOORS INC.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at March 29, 2013, based primarily on LIBOR, was approximately 2.50%.

The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The Company’s remaining borrowing availability under the Revolvers was approximately $21,500 at March 29, 2013.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of March 29, 2013 or March 30, 2012.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $1,401 and $2,103 at March 29, 2013 and March 30, 2012, respectively.  The Company had no unsecured lines of credit as of March 29, 2013 or March 30, 2012.

Aggregate scheduled maturities of long-term debt as of March 29, 2013, for the remainder of fiscal 2013 and subsequent fiscal years, were as follows:

Fiscal Year
2013	$265
2014	514
2015	359
2016	367
2017	387
Thereafter	6,707
Total	$8,599

Interest paid for the three month periods ended March 29, 2013 and March 30, 2012 was $409 and $440, respectively.  Interest paid for the six month periods ended March 29, 2013 and March 30, 2012 was $620 and $766, respectively.

The weighted average borrowing rate for short-term debt was approximately 2.5% and 2.7% for the six months ended March 29, 2013 and March 30, 2012, respectively.

JOHNSON OUTDOORS INC.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of March 29, 2013 and March 30, 2012 was approximately $8,057 and $8,604, respectively.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 19% of the Company’s revenues for the six month period ended March 29, 2013 were denominated in currencies other than the U.S. dollar. Approximately 10% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of March 29, 2013, the Company held a foreign currency forward contract with a notional value of 4,400 Swiss francs.  See “Note 15 – Fair Value Measurements” for information regarding the fair value and financial statement presentation of these derivatives.

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

The Company held no interest rate swap contracts during the three and six month periods ended March 29, 2013 and March 30, 2012 and as of March 29, 2013, the Company was unhedged with respect to interest rate risk on its floating rate debt.  The Company has fully amortized the unrealized loss related to the formerly effective interest rate swap that had subsequently become ineffective on January 2, 2009.

JOHNSON OUTDOORS INC.

The following table discloses the location of loss reclassified from accumulated other comprehensive income (“AOCI”) into net income related to derivative instruments during the three and six month periods ended March 29, 2013 and March 30, 2012:

	Three Months Ended		Six Months Ended
	March 29	March 30	March 29	March 30
Loss reclassified from AOCI into:	2013	2012	2013	2012

Interest expense	$-	$271	$138	$484

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 29, 2013 and March 30, 2012 was:

	Location of loss (gain)	Three Months Ended
Derivatives not designated as	recognized in statement	March 29	March 30
hedging instruments	of operations	2013	2012

Foreign exchange forward contracts	Other expense (income), net	$191	$(213)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended March 29, 2013 and March 30, 2012 was:

	Location of loss (gain)	Six Months Ended
Derivatives not designated as	recognized in statement	March 29	March 30
hedging instruments	of operations	2013	2012

Foreign exchange forward contracts	Other expense (income), net	$69	$12

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

JOHNSON OUTDOORS INC.

●	Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at March 29, 2013, September 28, 2012 and March 30, 2012 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

Valuation Techniques

Over the Counter Derivative Contracts
The value of over the counter derivative contracts, such as interest rate swaps and foreign currency forward contracts, are derived using pricing models, which take into account the contract terms, as well as other inputs, including, where applicable, the notional values of the contracts, payment terms, maturity dates, credit risk, interest rate yield curves, and contractual and market currency exchange rates.  The fair value of the foreign currency forward contracts reported below was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract.  All foreign currency forward contracts held by the Company as of March 29, 2013 mature within twelve months.  The mark-to-market adjustments are recorded in “Other expense (income), net” in the Company’s accompanying Condensed Consolidated Statements of Operations.

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

Goodwill and Other Intangible Assets
In assessing the recoverability of the Company’s goodwill and other indefinite lived intangible assets, the Company estimates the future discounted cash flows of the businesses to which such goodwill and intangibles relate.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  In determining estimated future cash flows, the Company makes assumptions regarding anticipated financial position, future earnings, and other factors to determine the fair value of the respective assets.  This calculation is highly sensitive to changes in key assumptions and could result in a future impairment charge.  The Company will continue to evaluate whether circumstances and events have changed to the extent that they require the Company to conduct an interim test of goodwill.  In particular, if the Company’s business units do not achieve short term revenue and gross margin goals, an interim impairment test may be triggered which could result in a goodwill impairment charge in future periods.

JOHNSON OUTDOORS INC.

The following table summarizes the Company's financial assets and liabilities measured at fair value as of March 29, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$8,053	$-	$-	$8,053
Liabilities:
Foreign currency forward contracts	-	143	-	143

The following table summarizes the Company's financial assets measured at fair value as of September 28, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$7,289	$-	$-	$7,289
Foreign currency forward contracts	-	173	-	173

The following table summarizes the Company's financial assets measured at fair value as of March 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$6,948	$-	$-	$6,948
Foreign currency forward contracts	-	45	-	45

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 29, 2013 and March 30, 2012 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	March 29	March 30
	Operations	2013	2012

Rabbi trust assets	Other expense (income), net	$(567)	$(688)
Foreign currency forward contracts	Other expense (income), net	191	(213)

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the six months ended March 29, 2013 and March 30, 2012 was:

	Location of (income) loss	Six Months Ended
	recognized in Statement of	March 29	March 30
	Operations	2013	2012

Rabbi trust assets	Other expense (income), net	$(438)	$(1,082)
Foreign currency forward contracts	Other expense (income), net	69	12

JOHNSON OUTDOORS INC.

There were no assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for the three and six month periods ended March 29, 2013 and March 30, 2012.

16       NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance in February 2013 that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  The guidance, which becomes effective for the Company on a prospective basis at the beginning of its 2014 fiscal year, requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of operations.  The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

17       SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during the three and six month periods ended March 29, 2013 and March 30, 2012.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	March 29	March 30	March 29	March 30	September 28
	2013	2012	2013	2012	2012
Net sales:
Marine Electronics:
Unafilliated customers	$87,692	$80,184	$141,324	$127,934
Interunit transfers	86	72	105	93
Outdoor Equipment:
Unafilliated customers	10,077	9,424	18,510	15,697
Interunit transfers	19	13	26	30

JOHNSON OUTDOORS INC.

Watercraft:
Unafilliated customers	13,742	17,047	20,549	24,522
Interunit transfers	12	13	19	23
Diving
Unafilliated customers	20,473	21,931	38,820	40,551
Interunit transfers	342	167	478	305
Other / Corporate	116	140	171	198
Eliminations	(459)	(265)	(628)	(451)
Total	$132,100	$128,726	$219,374	$208,902
Operating profit (loss):
Marine Electronics	$15,594	$12,317	$20,340	$14,390
Outdoor Equipment	(268)	831	(44)	579
Watercraft	(542)	3,061	(2,224)	603
Diving	1,379	1,706	2,081	1,608
Other / Corporate	(3,525)	(3,934)	(5,989)	(6,918)
	$12,638	$13,981	$14,164	$10,262
Total assets (end of period):
Marine Electronics			$163,461	$147,124	$97,261
Outdoor Equipment			39,265	21,545	26,978
Watercraft			41,892	48,745	32,766
Diving			71,402	72,056	70,957
Other / Corporate			30,155	23,410	35,670
			$346,175	$312,880	$263,632

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

The Company has incurred approximately $3,505 of cumulative costs related to clean-up and repair of the facility and equipment, losses of inventory and fixed assets, rental of temporary office space for administrative and R&D personnel and payroll expenses for labor idled due to the flood.  The Company has received $3,713 of cumulative insurance reimbursements associated with these costs and has recorded a receivable with its insurers of $293 as of March 29, 2013.  During the six month periods ended March 29, 2013 and March 30, 2012, the Company has recognized a gain of $311 and an expense of $19, respectively, in the Administrative, management, finance and information systems expense line in the Outdoor Equipment segment of the Company’s accompanying Condensed Consolidated Statements of Operations.

The Company is still negotiating further insurance recoveries under its business continuation and fixed asset replacement policies related to this event.  The amount of these recoveries, if any, cannot be estimated as of March 29, 2013.  Any such recoveries will be recorded as income upon the resolution of gain contingencies.

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended March 29, 2013 and March 30, 2012. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

JOHNSON OUTDOORS INC.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, LakeMaster®, Geonav®, Silva®, Eureka!®, Tech4O™, Jetboil®, Old Town®, Ocean Kayak™, Necky®,  Extrasport®, Carlisle®, Scubapro®, UWATEC®, and SUBGEAR®.

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

Highlights

During the first quarter of fiscal 2013, the Company acquired Jetboil, Inc. (“Jetboil”), the manufacturer of the world’s top brand of portable outdoor cooking systems for approximately $15,400.  The transaction was completed on November 14, 2012 and results through March 29, 2013 are included in the Outdoor Equipment segment.  The Company believes the acquisition will expand distribution and fuel growth in all of its Outdoor Equipment brands.  See further discussion of the acquisition at “Note 10 – Acquisition” to the Company’s Condensed Consolidated Financial Statements included elsewhere herein.

Seasonality

The Company’s business is seasonal in nature. The second and third fiscal quarters fall within the Company’s primary selling season for its outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last two fiscal years.

	Year Ended
	September 28, 2012		September 30, 2011
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	-17%	19%	-8%
March	31%	65%	32%	65%
June	31%	66%	30%	67%
September	19%	-14%	19%	-24%
	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	March 29	March 30	March 29	March 30
	2013	2012	2013	2012
Net sales:
Marine Electronics	$87,778	$80,256	$141,429	$128,027
Outdoor Equipment	10,096	9,437	18,536	15,727
Watercraft	13,754	17,060	20,568	24,545
Diving	20,815	22,098	39,298	40,856
Other / Eliminations	(343)	(125)	(457)	(253)
	$132,100	$128,726	$219,374	$208,902
Operating profit (loss):
Marine Electronics	$15,594	$12,317	$20,340	$14,390
Outdoor Equipment	(268)	831	(44)	579
Watercraft	(542)	3,061	(2,224)	603
Diving	1,379	1,706	2,081	1,608
Other / Corporate	(3,525)	(3,934)	(5,989)	(6,918)
	$12,638	$13,981	$14,164	$10,262

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

For the quarter ended March 29, 2013, consolidated net sales totaled $132,100, an increase of $3,374, or 3%, compared to $128,726 during the second quarter of fiscal year 2012.  This increase was primarily driven by successful new product sales in the Marine Electronics business.

Marine Electronics net sales improved by $7,522 from $80,256 in the prior year to $87,778 for the quarter ended March 29, 2013.  Strong demand for i-Pilot Link, which combines the technology of Minn Kota®, Humminbird® and LakeMaster®, was a key factor in the growth year over year.

Net sales for the three months ended March 29, 2013 for the Outdoor Equipment business were $10,096 compared to $9,437 in the prior year quarter.  The 7% increase of $659 was due primarily to the acquisition of Jetboil, offset in part by declines in military tent sales.

Net sales for the second fiscal quarter for the Watercraft business were $13,754 versus $17,060 in the prior year.  The 19% decrease was the result of declines in sales of low-margin products to larger sporting goods and outdoor retail customers in the US as well as the late start to the paddling season due to cold weather.  Additionally, the closure of the UK distribution location and the transition to a new distributor have stalled sales in that region.

Diving net sales for the second quarter of $20,815 decreased $1,283, or 6%, from the prior year period.  Unfavorable foreign currency exchange rates drove a 1% decline from the prior year while the remainder of the decrease was driven primarily by general lower demand in southern European and US markets.

Consolidated net sales for the six months ended March 29, 2013 were $219,374, an increase of $10,472, or 5%, compared to $208,902 for the six months ended March 30, 2012.  Increased sales in the Marine Electronics business and the acquisition of Jetboil were primary drivers of the increase from the prior year.

JOHNSON OUTDOORS INC.

Net sales for the six months ended March 29, 2013 for the Marine Electronics business were $141,429, up $13,402, or 11%, from $128,027 during the first six months of the prior year.  Successful new products such as i-Pilot Link, high demand in the distributor sales channel and the timing of pre-season shipments were the primary drivers of the increase.

Net sales for the Outdoor Equipment business were $18,536 for the current year to date period, an increase of $2,809, or 18%, from the prior year net sales during the same period of $15,727.  This increase was driven primarily by the acquisition of the Jetboil business in November 2012 offset in part by declines in sales in the consumer tent business in the U.S. and Canada.

Net sales for the first six months of fiscal 2013 for the Watercraft business were $20,568, a decrease of $3,977, or 16%, compared to $24,545 in the prior year period.  The decrease was driven primarily by declines in sales of low-margin products to larger sporting goods and outdoor retail customers in the US as well as the late start to the paddling season due to cold weather.  Additionally, the closure of the UK distribution location and the transition to a new distributor have stalled sales in that region.

Diving net sales were $39,298 for the six months ended March 29, 2013 versus $40,856 for the six months ended March 30, 2012, a decrease of $1,558, or 4%, due in part to the unfavorable effect of currency translation of $592.  Additionally, lower demand in southern Europe and the US contributed to the year over year decrease.

Cost of Sales

For the three months ended March 29, 2013, cost of sales was $78,016 versus $78,199 in the same prior year period.  The slight decrease in cost on higher net sales was primarily driven by savings related to the closure of the Marine Electronics European sales office.

Cost of sales for the six months ended March 29, 2013 was $131,476, an increase of $4,202 over the same prior year period.  The increase was driven by additional sales volume, including sales related to Jetboil, in the current year offset in part by savings related to the closure of the Marine Electronics sales office in Europe.

Gross Profit Margin

For the three months ended March 29, 2013, gross profit as a percentage of net sales was 40.9% compared to 39.3% during the quarter ended March 30, 2012.  Cost savings on the Marine Electronics European office closure, pricing actions in Diving and the exit of certain high volume, low margin product lines in Watercraft were all contributing factors in the increased margin during the current year quarter.

Gross profit as a percentage of net sales for the six month period ended March 29, 2013 rose from 39.1% in the prior year to date period to 40.1% during the first six months of fiscal 2013.  Pricing actions and improved product mix in the Diving business, cost savings on the Marine Electronics European office closure and the exit of certain low margin sales channels in Watercraft were the primary drivers of the increase in the margin during the current year to date period.

Operating Expenses

Operating expenses for the quarter ended March 29, 2013 were $41,446 versus $36,546 in the prior year.  A $3,500 favorable settlement with an insurance carrier which was recognized as an expense reduction in the second fiscal quarter of the prior year drove a significant portion of the $4,900 increase year over year.  Additionally, higher research and development spending in Marine Electronics and the additional operating expenses associated with the acquired Jetboil business also contributed to the increase.

Operating expenses were $73,734 for the six months ended March 29, 2013 compared to $71,366 in the prior year six month period.  The $2,368 increase was driven in large part by a $3,500 favorable settlement with an insurance carrier recognized in the prior year which was recognized as a reduction in operating expenses during the prior year period and the addition of Jetboil operating expenses both of which were offset in part by lower legal expenses in the current year to date period.

JOHNSON OUTDOORS INC.

Operating Profit

Operating profit for the quarter ended March 29, 2013 was $12,638 and reflected a decrease from 2012 of $1,343.  Higher gross profit in the current year period was more than offset by the $3,500 settlement with an insurance carrier in the prior year and the additional expenses related to the acquired Jetboil business and research and development.

Operating profit on a consolidated basis for the six months ended March 29, 2013 was $14,164 compared to $10,262 in the prior year period, an increase of $3,902.  Higher gross profit for the six months ended March 29, 2013, more than offset increases in operating expenses during the current year.

Interest

For the quarter ended March 29, 2013, interest expense was $485 compared to $817 in the prior year.  The decrease year over year was due primarily to the interest rate swap becoming fully amortized in the first quarter of the fiscal year 2013.

For the six months ended March 29, 2013, interest expense totaled $924 compared to $1,413 for the six months ended March 30, 2012.  This decrease was due to lower interest rate swap amortization expense in the current period due to its becoming fully amortized during the first quarter as well as lower average interest rates on our borrowings during the first quarter of fiscal 2013 due to repayments of higher interest rate term loans during fiscal 2012.

Interest income for both the three and six month periods ended March 29, 2013 and March 30, 2012 was less than $100.

Other Expense/Income

Other income for the three months ended March 29, 2013 was $878 versus $104 for the three months ended March 30, 2012.  Foreign currency gains for the quarter ended March 29, 2013 were $458 versus losses in the prior year quarter of $805.  Foreign currency forward contracts resulted in losses of $191 in the current year quarter versus gains of $213 in the prior year quarter.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan in the current year quarter were $595 versus $710 in the prior year quarter.

Other income for the six months ended March 29, 2013 was $380 compared to $1,296 for the six months ended March 30, 2012.  For the six months ended March 29, 2013, foreign currency exchange losses were $109 compared to $110 for the six months ended March 30, 2012.  The Company’s foreign currency forward contracts resulted in losses of $69 for the six months ended March 29, 2013 versus $12 for the six months ended March 30, 2012.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $637 in the six month period ended March 29, 2013 compared to $1,199 in the six month period ended March 30, 2012.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three months ended March 29, 2013 was 31.6% versus 45.2% in the corresponding period of the prior year.  The effective tax rate for the six months ended March 29, 2013 was 32.8%, compared to 57.4% in the corresponding period of the prior year.

The decrease in the Company’s effective tax rate for the three month period ended March 29, 2013 versus the prior year period was primarily due to income in tax jurisdictions with deferred tax valuation allowances in the current period versus losses in the prior year period.  Further contributing to the difference in effective tax rates was the retroactive research and development credit enactment during the three months ended March 29, 2013 and an audit settlement in the period ended March 30, 2012.

JOHNSON OUTDOORS INC.

The decrease in the Company’s effective tax rate for the six months ended March 29, 2013 versus the prior year period was primarily due to income in tax jurisdictions with deferred tax valuation allowances in the current period versus losses in the prior year period.  In addition, the Company recognized the retroactive research and development credit enactment during the six months ended March 29, 2013 and had an audit settlement in the six month period ended March 30, 2012.

Net Income

Net income for the three months ended March 29, 2013 was $8,937, or $0.90 per diluted common class A and B share, compared to net income of $7,283 or $0.74 per diluted common class A and B share in the corresponding period of the prior year.

Net income for the six months ended March 29, 2013 was $9,184 or $0.93 per diluted common class A and B share, compared to net income of $4,339, or $0.44 per diluted common class A and B share, for the corresponding period of the prior year.  The improvement in our net income over the prior year was driven by the factors noted above.

Liquidity and Financial Condition

Debt, net of cash, was $20,207 as of March 29, 2013 compared to $21,822 as of March 30, 2012.  Net debt decreased from the prior year despite the acquisition of Jetboil in November 2012 due in large part to strong operating cash flow over the twelve months ended March 29, 2013.  The Company's debt to total capitalization ratio was 25% as of March 29, 2013 compared to 23% as of March 30, 2012.  The Company’s total debt balance was $60,599 as of March 29, 2013 compared to $51,471 as of March 30, 2012.  See “Note 13 – Indebtedness” in the notes to the Company’s accompanying Condensed Consolidated Financial Statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $109,176 as of March 29, 2013, a decrease of $2,181 compared to $111,357 as of March 30, 2012. The year over year change was primarily related to improved collections of aged receivables.

Inventories, net of inventory reserves, were $85,192 as of March 29, 2013, an increase of $5,888 compared to $79,304 as of March 30, 2012.  The increase was driven primarily by additional inventory in Marine Electronics due to higher demand as well as the addition of Jetboil inventory acquired as part of the acquisition.

Accounts payable were $41,856 at March 29, 2013, an increase of $2,389 compared to $39,467 as of March 30, 2012.  The increase was driven primarily by increased production volume in the Marine Electronics business.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Six Months Ended
(thousands)	March 29 2013	March 30 2012

Cash (used for) provided by:
Operating activities	$(46,503)	$(46,791)
Investing activities	(21,507)	(3,754)
Financing activities	50,938	36,726
Effect of foreign currency rate changes on cash	(1,440)	(1,046)
Decrease in cash and cash equivalents	$(18,512)	$(14,865)

JOHNSON OUTDOORS INC.

Operating Activities

Cash used for operations totaled $46,503 for the six months ended March 29, 2013 compared with cash used for operations of $46,791 during the corresponding period of the prior fiscal year.  Increased net income in the current period was almost entirely offset by an increase in working capital during the current year to date period.

Amortization of deferred financing costs, depreciation and other amortization charges were $5,067 for the six month period ended March 29, 2013 compared to $5,733 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $21,507 for the six months ended March 29, 2013 and $3,754 for the corresponding period of the prior year.  The Company used cash of $15,420 for the purchase of Jetboil during the six months ended March 29, 2013.  There were no such acquisitions in the prior year.  Cash usage in the current and prior year six month periods related to capital expenditures was $6,087 and $4,962, respectively.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2013 are expected to be funded by working capital or existing credit facilities.  The Company received proceeds of $1,208 during the six month period ending March 30, 2012 related to the sale of a property in Ferndale, Washington.

Financing Activities

Cash flows provided by financing activities totaled $50,938 for the six months ended March 29, 2013 compared to $36,726 for the six month period ended March 30, 2012. The Company made principal payments on senior notes and other long-term debt of $262 during the six month period ended March 29, 2013  For the six month period ended March 30, 2012, the Company made principal payments on senior notes and other long-term debt of $3,277 which included the repayment of approximately $2,932 of term loans resulting from the sale of a property in Ferndale, Washington, which was pledged as collateral under the related term loan.

The Company had outstanding borrowings of $52,000 on revolving credit facilities and current maturities of its long-term debt of $542 as of March 29, 2013.  As of March 30, 2012, the Company had $39,776 outstanding on revolving credit facilities and current maturities of long-term debt of $3,091.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $8,057 and $8,604 as of March 29, 2013 and March 30, 2012, respectively.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the terms loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at March 29, 2013.

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

JOHNSON OUTDOORS INC.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at March 29, 2013, based primarily on LIBOR plus 2.25%, was approximately 2.50%.

The Company’s remaining borrowing availability under the Revolvers was approximately $21,500 at March 29, 2013.

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

As of March 29, 2013, the Company held approximately $33,700 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at March 29, 2013.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$8,599	$265	$872	$755	$6,707
Short-term debt	52,000	52,000	-	-	-
Operating lease obligations	17,746	3,064	8,777	4,774	1,131
Open purchase orders	66,249	66,249	-	-	-
Contractually obligated interest payments	4,152	218	821	747	2,366
Total contractual obligations	$148,746	$121,796	$10,470	$6,276	$10,204

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding were $1,469 and $2,103 at March 29, 2013 and March 30, 2012, respectively.

The Company anticipates making contributions of $805 to its defined benefit pension plans through September 27, 2013.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 28, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies during the six months ended March 29, 2013.

JOHNSON OUTDOORS INC.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowing under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  We do not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 19% of the Company’s revenues for the six month period ended March 29, 2013 were denominated in currencies other than the U.S. dollar. Approximately 10% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company mitigates a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company uses such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including for inventory, denominated in foreign currencies. None of the Company’s derivative financial instruments have been designated as hedging instruments.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s goal in managing its interest rate risk is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt.  When the appropriate mix of fixed rate or floating rate debt cannot be directly obtained in a cost effective manner, the Company may enter into interest rate swap contracts in order to change floating rate interest into fixed rate interest or vice versa for a specific amount of debt in order to achieve the desired proportions of floating rate and fixed rate debt.   The Company held no interest rate swap contracts during the six month periods ended March 29, 2013 and March 30, 2012 and as of March 29, 2013, the Company was unhedged with respect to interest rate risk on its floating rate debt.

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

JOHNSON OUTDOORS INC.

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at March 29, 2013:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$675

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
Signatures Dated: May 3, 2013
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ David W. Johnson
David W. Johnson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

JOHNSON OUTDOORS INC.
Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements*

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