Form 10-Q
period 2013-06-28
JOHNSON OUTDOORS INC
filed 2013-08-02
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

As of July 27, 2013, 8,724,070 shares of Class A and 1,213,334 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I    FINANCIAL INFORMATION
Item 1.     Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	June 28	June 29	June 28	June 29
(thousands, except per share data)	2013	2012	2013	2012
Net sales	$129,772	$128,595	$349,146	$337,497
Cost of sales	75,435	74,348	206,911	201,622
Gross profit	54,337	54,247	142,235	135,875
Operating expenses:
Marketing and selling	25,215	25,085	70,309	70,751
Administrative management, finance and information systems	8,999	11,370	29,944	33,408
Litigation settlement recovery	-	-	-	(3,500)
Research and development	3,990	3,570	11,685	10,732
Total operating expenses	38,204	40,025	111,938	111,391
Operating profit	16,133	14,222	30,297	24,484
Interest income	(14)	(14)	(67)	(45)
Interest expense	186	595	1,110	2,008
Other expense (income), net	451	(403)	71	(1,699)
Income before income taxes	15,510	14,044	29,183	24,220
Income tax expense	1,856	5,049	6,345	10,886
Net income	$13,654	$8,995	$22,838	$13,334

Weighted average common shares - Basic:
Class A	8,331	8,175	8,293	8,149
Class B	1,213	1,216	1,213	1,216
Participating securities	-	-	-	-
Dilutive stock options and units	5	3	5	8
Weighted average common shares - Dilutive	9,549	9,394	9,511	9,373
Net income per common share - Basic:
Class A	$1.39	$0.92	$2.34	$1.37
Class B	$1.26	$0.84	$2.11	$1.24
Net income per common share - Diluted:
Class A	$1.37	$0.91	$2.30	$1.35
Class B	$1.37	$0.91	$2.30	$1.35

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	June 28	June 29	June 28	June 29
(thousands, except per share data)	2013	2012	2013	2012
Comprehensive income:
Net income	$13,654	$8,995	$22,838	$13,334
Other comprehensive income (loss):
Foreign currency translation gain (loss)	13	(4,485)	(2,460)	(5,682)
Income from cash flow hedge	-	199	138	683
Total comprehensive income	$13,667	$4,709	$20,516	$8,335

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 28	September 28	June 29
(thousands, except share data)	2013	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$41,678	$58,904	$38,745
Accounts receivable, net	75,894	40,673	77,012
Inventories	75,210	67,058	67,018
Deferred income taxes	5,005	8,645	9,526
Other current assets	5,732	7,672	4,431
Total current assets	203,519	182,952	196,732
Property, plant and equipment, net of accumulated
depreciation of $103,253, $98,235, and $95,416, respectively	41,021	36,667	36,049
Deferred income taxes	15,586	14,808	14,337
Goodwill	20,938	14,466	14,361
Other intangible assets, net	14,216	4,309	4,344
Other assets	11,409	10,430	9,085
Total assets	$306,689	$263,632	$274,908
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$8,998	$-	$3,490
Current maturities of long-term debt	549	526	516
Accounts payable	28,831	24,559	30,269
Accrued liabilities:
Salaries, wages and benefits	13,804	15,365	13,375
Accrued warranty	5,167	4,751	5,219
Income taxes payable	2,521	582	4,983
Other	16,863	13,184	15,443
Total current liabilities	76,733	58,967	73,295
Long-term debt, less current maturities	7,917	8,334	8,470
Deferred income taxes	4,891	694	191
Retirement benefits	11,339	11,827	9,269
Other liabilities	11,165	10,206	10,014
Total liabilities	112,045	90,028	101,239
Shareholders' equity:
Preferred stock: none issued
Common stock:
Class A shares issued and outstanding:	438	434	434
June 28, 2013: 8,724,070 September 28, 2012: 8,676,703 June 29, 2012: 8,678,369
Class B shares issued and outstanding:	61	61	61
June 28, 2013: 1,213,334 September 28, 2012: 1,215,758 June 29, 2012: 1,215,842
Capital in excess of par value	65,428	64,184	63,333
Retained earnings	115,655	92,817	96,017
Accumulated other comprehensive income	13,795	16,117	13,833
Treasury stock at cost, shares of Class A common
stock: 35,680, 516 and 516, respectively	(733)	(9)	(9)
Total shareholders' equity	194,644	173,604	173,669
Total liabilities and shareholders' equity	$306,689	$263,632	$274,908

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	June 28 2013	June 29 2012

CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$22,838	$13,334
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	6,808	7,900
Amortization of intangible assets	496	977
Amortization of deferred financing costs	178	293
Stock based compensation	1,098	1,292
Amortization of deferred loss on interest rate swap	138	683
Deferred income taxes	2,435	4,953
Change in operating assets and liabilities, net of effects of acquired business:		-
Accounts receivable, net	(34,737)	(31,080)
Inventories, net	(6,429)	42
Accounts payable and accrued liabilities	8,056	8,461
Other current assets	2,162	565
Other non-current assets	(1,205)	(1,216)
Other long-term liabilities	563	469
Other, net	57	332
	2,458	7,005
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(15,420)	-
Additions to property, plant and equipment	(10,938)	(8,930)
Proceeds from sales of property, plant and equipment	-	1,208
	(26,358)	(7,722)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	8,997	3,491
Principal payments on senior notes and other long-term debt	(393)	(5,986)
Common stock transactions	130	369
Purchases of treasury stock	(886)	(107)
	7,848	(2,233)
Effect of foreign currency rate changes on cash	(1,174)	(2,819)
Decrease in cash and cash equivalents	(17,226)	(5,769)
CASH AND CASH EQUIVALENTS
Beginning of period	58,904	44,514
End of period	$41,678	$38,745

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of June 28, 2013 and June 29, 2012, and the results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2012 which was filed with the Securities and Exchange Commission on December 11, 2012.

Due to seasonal variations and other factors, the results of operations for the three and nine months ended June 28, 2013 are not necessarily indicative of the results to be expected for the Company's full 2013 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $3,752, $4,172 and $3,726 as of the periods ended June 28, 2013, September 28, 2012 and June 29, 2012, respectively. The increase in net accounts receivable to $75,894 as of June 28, 2013 from $40,673 as of September 28, 2012 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and nine month periods ended June 28, 2013 and June 29, 2012, basic net income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the three and nine month periods ended June 28, 2013 and June 29, 2012, diluted net income per share reflects the effect of dilutive stock options and units and assumes the conversion of Class B common stock into Class A common stock.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 0 and 5,850 for the three months ended June 28, 2013 and June 29, 2012, respectively, and 0 and 5,850 for the nine months ended June 28, 2013 and June 29, 2012, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled  386,409 and 496,185 shares for the three months ended June 28, 2013 and June 29, 2012, respectively, and 413,633 and 491,923 shares for the nine months ended June 28, 2013 and June 29, 2012, respectively.

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

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan there were 764,058 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at June 28, 2013.

JOHNSON OUTDOORS INC.

           Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and all outstanding options are currently exercisable.  Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during either of the nine month periods ended June 28, 2013 or June 29, 2012.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at September 28, 2012	23,366	$15.39
Exercised	(8,300)	10.35
Outstanding and exercisable at June 28, 2013	15,066	18.16	$97	1.5

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.90 as of June 28, 2013, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $86 and $338 for the nine month periods ending June 28, 2013 and June 29, 2012, respectively.  The fair value of the stock received upon exercise of such options at their date of exercise during the nine month periods ended June 28, 2013 and June 29, 2012 was $171 and $689, respectively.

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

A summary of non-vested stock activity for the nine months ended June 28, 2013 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 28, 2012	493,548	$11.95
Non-vested stock grants	70,545	20.66
Restricted stock vested	(177,684)	11.43
Non-vested stock at June 28, 2013	386,409	13.78

JOHNSON OUTDOORS INC.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 43,464 and 6,621 during the nine month periods ended June 28, 2013 and June 29, 2012, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $347 and $372 for the three month periods ended June 28, 2013 and June 29, 2012, respectively, and $1,048 and $1,292 for the nine month periods ended June 28, 2013 and June 29, 2012, respectively.  Unrecognized compensation cost related to non-vested stock as of June 28, 2013 was $2,655, which amount will be amortized to expense through November 2016 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended June 28, 2013 and June 29, 2012 was $3,628 and $511, respectively.

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

The Company issued 6,600 stock units at a weighted average grant price of $22.73 for the nine month period ended June 28, 2013.  No restricted stock units were granted for the three month period ended June 28, 2013 or the three and nine month periods ended June 29, 2012.

Stock compensation expense, net of forfeitures, related to stock units was $37 and $50 for the three and nine month periods ended June 28, 2013, respectively.  There was no stock compensation expense related to the issuance of stock units during the three or nine month periods ended June 29, 2012.  Unrecognized compensation cost related to non-vested stock units as of June 28, 2013 was $100, which amount will be amortized to expense through February 2014 or adjusted for changes in future estimated or actual forfeitures.

The Company recognized an income tax benefit on stock-based compensation expense of $146 and $141 for the three month periods ended June 28, 2013 and June 29, 2012, respectively, and $417 and $491 for the nine month periods ended June 28, 2013 and June 29, 2012, respectively.

The Company recognized no income tax benefit (expense) on exercises of stock options and vesting of non-vested stock for either of the three month periods ended June 28, 2013 and June 29, 2012, and $(2) and $117 for the nine month periods ended June 28, 2013 and June 29, 2012, respectively.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

JOHNSON OUTDOORS INC.

During the three and nine month periods ended June 28, 2013, the Company issued 9,562 shares of Class A common stock and recognized $41 of expense in connection with the Employees’ Stock Purchase Plan and during the three and nine month periods ended June 29, 2012, the Company issued 10,349 shares of Class A common stock and recognized $30 of expense in connection with the Employees' Stock Purchase Plan.

5         PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended June 28, 2013 and June 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	June 28	June 29	June 28	June 29
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	249	259	748	777
Less estimated return on plan assets	244	236	733	707
Amortization of unrecognized losses	167	84	500	252
	$172	$107	$515	$322

6         INCOME TAXES

For the three months ended June 28, 2013 and June 29, 2012, the Company’s effective income tax rate attributable to earnings before income taxes was 12.0% and 36.0%, respectively.  During the third quarter of fiscal year 2013, the Company recognized tax expense of $1,856 on income before income tax of $15,510.  The decrease in the Company’s effective tax rate versus the prior year period was primarily due to the reversal of valuation allowance on foreign tax credits.  Further contributing to the difference in effective tax rates was income in tax jurisdictions with deferred tax valuation allowances in the current period versus losses in the prior year period.

For the nine months ended June 28, 2013 and June 29, 2012, the Company’s effective income tax rate attributable to earnings before income taxes was 21.7% and 44.9%, respectively.  The decrease in the Company’s effective tax rate for the nine months ended June 28, 2013 versus the prior year period was primarily due to the reversal of valuation allowance on foreign tax credits.  Further contributing to the difference in effective tax rates was income in tax jurisdictions with deferred tax valuation allowances in the current year period versus losses in the prior year period. The retroactive research and development credit enactment during the nine month period ended June 28, 2013 also contributed to the difference in the effective tax rate.

JOHNSON OUTDOORS INC.

During the nine months ended June 28, 2013, the Company continued to maintain valuation allowances in Japan, Italy, Spain, Indonesia, New Zealand, the United Kingdom, the Netherlands and France.  A valuation allowance remains for various state and federal U.S. deferred tax assets where it is more likely than not that the asset will not be realized due to a lack of apportioned income or limited carryforward periods.  The Company would ordinarily recognize a tax expense or benefit on operating income or loss in these jurisdictions; however, due to the recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets in these jurisdictions, the Company continues to adjust its valuation allowances resulting in effectively no recorded tax expense or benefit in these jurisdictions.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  The Company’s 2013 fiscal year tax expense is anticipated to include approximately $218 related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is projecting accrued interest, for the Company’s fiscal year ending September 27, 2013 of $125.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing an income tax examination in Italy for the 2011 tax year.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2011-2012
Canada	2008-2012
France	2009-2012
Germany	2009-2012
Italy	2009-2012
Japan	2012
Switzerland	2002-2012

7         INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	June 28	September 28	June 29
	2013	2012	2012
Raw materials	$26,230	$26,610	$21,917
Work in process	507	1,324	1,576
Finished goods	48,473	39,124	43,525
	$75,210	$67,058	$67,018

JOHNSON OUTDOORS INC.

8         GOODWILL

The changes in goodwill during the nine months ended June 28, 2013 and June 29, 2012 were as follows:

	June 28 2013	June 29 2012
Balance at beginning of period	$14,466	$14,651
Jetboil® acquisition	6,475	-
Amount attributable to movements in foreign currency rates	(3)	(290)
Balance at end of period	$20,938	$14,361

9         WARRANTIES

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the nine months ended June 28, 2013 and June 29, 2012.

	June 28 2013	June 29 2012
Balance at beginning of period	$4,751	$5,155
Expense accruals for warranties issued during the period	2,903	2,740
Less current period warranty claims paid	2,487	2,676
Balance at end of period	$5,167	$5,219

10      ACQUISITION

On November 14, 2012, the Company acquired all of the outstanding common and preferred stock of Jetboil, Inc. (“Jetboil”) in a purchase transaction with Jetboil’s founders and other shareholders (the “Sellers”).  Jetboil, founded and based in Manchester, New Hampshire, designs and manufactures the world’s top brand of portable outdoor cooking systems.

The $15,420 of consideration paid in this acquisition was funded with existing cash and credit facilities. Approximately $3,200 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Sellers in connection with the inaccuracy of certain representations and warranties made by Sellers or related to the breach or nonperformance of certain other actions or conditions related to the acquisition, for a period of 15 months from the acquisition date.  The Company cannot estimate the probability or likelihood of bringing such indemnity claims against the Sellers or their related costs at this time.  The remaining escrow balance, if any, net of any indemnity claims then pending, will be released to the Sellers once the 15 month period has lapsed.  The Company completed negotiations on an adjustment to the purchase price related to the amount of working capital existing on the Jetboil balance sheet at November 14, 2012.  This adjustment resulted in a slight reduction in the purchase price during the quarter ended March 29, 2013.

JOHNSON OUTDOORS INC.

The Company believes that sales of Jetboil’s innovative cooking products can be expanded through the Company’s U.S. and Canadian marketing and distribution networks and that the Company’s other camping and paddling brands will benefit from Jetboil’s strong presence in the Specialty trade channel and from its international sales network.  The Jetboil acquisition, including acquired goodwill, is included in the Company’s Outdoor Equipment segment.

The Company has completed its valuations of the assets acquired and liabilities assumed in the business combination resulting in the following measurement period adjustments to the provisional amounts since the acquisition date.

Measurement period adjustments increase (decrease)
Financial assets	$(33)
Inventories	(159)
Property, plant and equipment	80
Identifiable intangible assets and goodwill	3,865
Deferred tax liabilities	4,257
Financial liabilities	(390)

The following table summarizes the final fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the Jetboil acquisition.

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$1,184
Inventories	2,232
Other current assets	167
Property, plant and equipment	314
Identifiable intangible assets	10,400
Less, accounts payable and accruals	1,111
Less, deferred tax liabilities	4,241
Total identifiable net assets	8,945
Goodwill	6,475
Net assets acquired	$15,420

The goodwill resulting from this acquisition reflects the strong cash flow expected from the acquisition due primarily to expanded distribution and growth in all Outdoor Equipment brands.  This goodwill is not deductible for tax purposes.  Transaction costs incurred for the acquisition to date were $361, of which $295 was recognized during the nine months ended June 28, 2013, and are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Condensed Consolidated Statements of Operations in the Other/Corporate segment.

JOHNSON OUTDOORS INC.

The fair value assigned to finite lived intangible assets is as follows:

		Useful
Description	Amount ($)	Life (yrs)
Patents	240	7
Noncontractual customer relationships	3,700	15
Non-compete agreements	1,060	4

The weighted average useful life of total amortizable intangible assets acquired is 12.3 years.

The acquisition included an indefinite lived tradename valued at $5,400.

Due to the difference in fiscal year end periods between the Company and Jetboil and the timing of certain significant year end accounting procedures performed at Jetboil, it is impractical to present pro-forma results of the combined entities.

The amounts of net sales and operating profit for Jetboil from the date of acquisition through June 28, 2013 and for the twelve month periods ending December 28, 2012 and December 31, 2011, were as follows:

	Acquisition Date through	Twelve months ended
	June 28, 2013 (unaudited)	December 31, 2012 (unaudited)	December 31, 2011 (unaudited)
Net sales	$7,732	$13,745	$10,775
Operating profit	394	2,469	1,203

11      RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure certain operations related to its Watercraft segment.  Specifically, the Company is restructuring product sales and distribution in Europe and consolidating all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action will result in the closure of two sales offices in Europe, and the closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 24 positions in the U.S. and Europe.  The related charges are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Condensed Consolidated Statements of Operations in the Watercraft segment.  The restructuring accrual is included in the “Other current liabilities” line in the Company’s accompanying Condensed Consolidated Balance Sheets.  The Company expects the total cost of this restructuring to be approximately $2,650 and to be completed over the next three months.

Changes in the accrual related to this restructuring project for the nine month period ended June 28, 2013 were as follows:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of September 28, 2012	$428	$-	$100	$528
Activity during the period ended June 28, 2013:
Charges to earnings	641	294	168	1,103
Settlement payments	(686)	(43)	(255)	(984)
Accrued restructuring liabilities as of June 28, 2013	$383	$251	$13	$647

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

On March 1, 2012, the Company received a $3,500 settlement payment resolving a claim with its insurance carriers.

13      INDEBTEDNESS

Debt was comprised of the following at June 28, 2013, September 28, 2012, and June 29, 2012:

	June 28 2013	September 28 2012	June 29 2012
Term loans	$8,221	$8,456	$8,531
Revolvers	8,998	-	3,490
Other	245	404	455
Total debt	17,464	8,860	12,476
Less current portion of long term debt	549	526	516
Less short term notes payable and revolving credit lines	8,998	-	3,490
Total long-term debt	$7,917	$8,334	$8,470

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at June 28, 2013.

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

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at June 28, 2013, based primarily on LIBOR, was approximately 2.50%.

The Revolvers are secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  As cash collections related to secured assets are applied against the balance outstanding under the Revolvers, the liability is classified as current.  The Company’s remaining borrowing availability under the Revolvers was approximately $47,600 at June 28, 2013.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of June 28, 2013 or June 29, 2012.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled $1,404 and $2,103 at June 28, 2013 and June 29, 2012, respectively.  The Company had no unsecured lines of credit as of June 28, 2013 or June 29, 2012.

Aggregate scheduled maturities of long-term debt as of June 28, 2013, for the remainder of fiscal 2013 and subsequent fiscal years, were as follows:

Fiscal Year
2013	$132
2014	514
2015	359
2016	367
2017	387
Thereafter	6,707
Total	$8,466

JOHNSON OUTDOORS INC.

Interest paid for the three month periods ended June 28, 2013 and June 29, 2012 was $179 and $296, respectively.  Interest paid for the nine month periods ended June 28, 2013 and June 29, 2012 was $799 and $1,062, respectively.

The weighted average borrowing rate for short-term debt was approximately 2.5% and 2.6% for the nine months ended June 28, 2013 and June 29, 2012, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of June 28, 2013 and June 29, 2012 was approximately $7,917 and $8,470, respectively.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 19% of the Company’s revenues for the nine month period ended June 28, 2013 were denominated in currencies other than the U.S. dollar. Approximately 10% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company mitigates a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company uses such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. None of the Company’s derivative financial instruments have been designated as hedging instruments.

As of June 28, 2013, the Company held a foreign currency forward contract with a notional value of 4,400 Swiss francs.  See “Note 15 – Fair Value Measurements” for information regarding the fair value and financial statement presentation of these derivatives.

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

The Company held no interest rate swap contracts during the three and nine month periods ended June 28, 2013 and June 29, 2012 and as of June 28, 2013, the Company was unhedged with respect to interest rate risk on its floating rate debt.  The Company has fully amortized the unrealized loss related to the formerly effective interest rate swap that had subsequently become ineffective on January 2, 2009.

The following table discloses the location of loss reclassified from accumulated other comprehensive income (“AOCI”) into net income related to derivative instruments during the three and nine month periods ended June 28, 2013 and June 29, 2012.

	Three Months Ended		Nine Months Ended
	June 28	June 29	June 28	June 29
Loss reclassified from AOCI into:	2013	2012	2013	2012

Interest expense	$-	$199	$138	$683

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended June 28, 2013 and June 29, 2012 was:

	Location of loss (gain)	Three Months Ended
Derivatives not designated as	recognized in statement	June 28	June 29
hedging instruments	of operations	2013	2012

Foreign exchange forward contracts	Other expense (income), net	$(10)	$304

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended June 28, 2013 and June 29, 2012 was:

	Location of loss (gain)	Nine Months Ended
Derivatives not designated as	recognized in statement	June 28	June 29
hedging instruments	of operations	2013	2012

Foreign exchange forward contracts	Other expense (income), net	$59	$316

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at June 28, 2013, September 28, 2012 and June 29, 2012 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

Valuation Techniques

Over the Counter Derivative Contracts
The value of over the counter derivative contracts, such as interest rate swaps and foreign currency forward contracts, are derived using pricing models, which take into account the contract terms, as well as other inputs, including, where applicable, the notional values of the contracts, payment terms, maturity dates, credit risk, interest rate yield curves, and contractual and market currency exchange rates.  The fair value of the foreign currency forward contracts reported below was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract.  All foreign currency forward contracts held by the Company as of June 28, 2013 mature within twelve months.  The mark-to-market adjustments are recorded in “Other expense (income), net” in the Company’s accompanying Condensed Consolidated Statements of Operations.

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

JOHNSON OUTDOORS INC.

The following table summarizes the Company's financial assets and liabilities measured at fair value as of June 28, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$8,263	$-	$-	$8,263
Liabilities:
Foreign currency forward contracts	-	79	-	79

The following table summarizes the Company's financial assets measured at fair value as of September 28, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$7,289	$-	$-	$7,289
Foreign currency forward contracts	-	173	-	173

The following table summarizes the Company's financial assets and liabilities measured at fair value as of June 29, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$6,796	$-	$-	$6,796
Liabilities:
Foreign currency forward contracts	-	39	-	39

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended June 28, 2013 and June 29, 2012 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	June 28	June 29
	Operations	2013	2012

Rabbi trust assets	Other expense (income), net	$(31)	$286
Foreign currency forward contracts	Other expense (income), net	(10)	304

JOHNSON OUTDOORS INC.

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the nine months ended June 28, 2013 and June 29, 2012 was:

	Location of (income) loss	Nine Months Ended
	recognized in Statement of	June 28	June 29
	Operations	2013	2012

Rabbi trust assets	Other expense (income), net	$(469)	$(796)
Foreign currency forward contracts	Other expense (income), net	59	316

The Company recorded impairment on a trademark held by the Marine Electronics business, reducing its fair value to $0.  A $609 pre-tax impairment charge was included in “Administrative management, finance and information systems” expenses in the Marine Electronics segment related to this impairment during the three and nine month periods ended June 29, 2012.  There were no assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for the three and nine month periods ended June 28, 2013.

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

17      SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during any of the three and nine month periods ended June 28, 2013 and June 29, 2012.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	June 28	June 29	June 28	June 29	September 28
	2013	2012	2013	2012	2012
Net sales:
Marine Electronics:
Unaffiliated customers	$73,445	$70,123	$214,769	$198,057
Interunit transfers	127	100	232	193
Outdoor Equipment:
Unaffiliated customers	14,802	12,197	33,312	27,894
Interunit transfers	20	25	46	55
Watercraft:
Unaffiliated customers	18,986	22,109	39,535	46,631
Interunit transfers	68	56	87	79
Diving
Unaffiliated customers	22,304	23,958	61,124	64,509
Interunit transfers	271	93	749	398
Other / Corporate	235	208	406	406
Eliminations	(486)	(274)	(1,114)	(725)
Total	$129,772	$128,595	$349,146	$337,497
Operating profit (loss):
Marine Electronics	$13,188	$12,165	$33,528	$26,555
Outdoor Equipment	2,061	1,522	2,017	2,101
Watercraft	1,314	506	(910)	1,109
Diving	1,901	2,631	3,982	4,239
Other / Corporate	(2,331)	(2,602)	(8,320)	(9,520)
	$16,133	$14,222	$30,297	$24,484
Total assets (end of period):
Marine Electronics			$125,868	$108,692	$97,261
Outdoor Equipment			41,758	22,967	26,978
Watercraft			39,770	44,260	32,766
Diving			73,483	71,339	70,957
Other / Corporate			25,810	27,650	35,670
			$306,689	$274,908	$263,632

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

The Company has incurred approximately $3,527 of cumulative costs related to clean-up and repair of the facility and equipment, losses of inventory and fixed assets, rental of temporary office space for administrative and R&D personnel and payroll expenses for labor idled due to the flood.  The Company has received $4,488 of cumulative insurance reimbursements associated with these costs.  During the nine month periods ended June 28, 2013 and June 29, 2012, the Company has recognized a gain of $771 and an expense of $19, respectively, in the Administrative, management, finance and information systems expense line in the Outdoor Equipment segment of the Company’s accompanying Condensed Consolidated Statements of Operations.

The Company has received all expected insurance recoveries related to this event.

JOHNSON OUTDOORS INC.

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended June 28, 2013 and June 29, 2012. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Highlights

During the first quarter of fiscal 2013, the Company acquired Jetboil, Inc. (“Jetboil”), the manufacturer of the world’s top brand of portable outdoor cooking systems for $15,420.  The transaction was completed on November 14, 2012 and its results through June 28, 2013 are included in the Outdoor Equipment segment.  The Company believes the Jetboil acquisition will expand distribution and fuel growth in all of its Outdoor Equipment brands.  See further discussion of the acquisition at “Note 10 – Acquisition” to the Company’s Condensed Consolidated Financial Statements included elsewhere herein.

Seasonality

The Company’s business is seasonal in nature. The second and third fiscal quarters fall within the Company’s primary selling season for its outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last two fiscal years.

	Year Ended
	2012		2011
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	-17%	19%	-8%
March	31%	65%	32%	65%
June	31%	66%	30%	67%
September	19%	-14%	19%	-24%
	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	June 28	June 29	June 28	June 29
	2013	2012	2013	2012
Net sales:
Marine Electronics	$73,572	$70,223	$215,001	$198,250
Outdoor Equipment	14,822	12,222	33,358	27,949
Watercraft	19,054	22,165	39,622	46,710
Diving	22,575	24,051	61,873	64,907
Other / Eliminations	(251)	(66)	(708)	(319)
Total	$129,772	$128,595	$349,146	$337,497
Operating profit (loss):
Marine Electronics	$13,188	$12,165	$33,528	$26,555
Outdoor Equipment	2,061	1,522	2,017	2,101
Watercraft	1,314	506	(910)	1,109
Diving	1,901	2,631	3,982	4,239
Other / Eliminations	(2,331)	(2,602)	(8,320)	(9,520)
Total	$16,133	$14,222	$30,297	$24,484

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

For the quarter ended June 28, 2013, consolidated net sales totaled $129,772, an increase of $1,177, or 1%, compared to $128,595 in the third quarter of the prior year.  This increase was primarily driven by successful new product sales in the Marine Electronics business and the addition of the Jetboil business which more than offset declines in net sales in the Diving and Watercraft segments as noted below.

Marine Electronics net sales improved by $3,349 from $70,223 in the prior year fiscal third quarter to $73,572 for the quarter ended June 28, 2013.  Strong demand for i-Pilot Link, which combines the technology of Minn Kota®, Humminbird® and LakeMaster®, was a key factor in the growth year over year.

Net sales for the three months ended June 28, 2013 for the Outdoor Equipment business were $14,822 compared to $12,222 in the prior year quarter.  The 21% increase of $2,600 was due primarily to the acquisition of Jetboil, offset in part by declines in military tent sales.

Net sales for the third fiscal quarter for the Watercraft business were $19,054 versus $22,165 in the same period of the prior year.  The 14% decrease was largely the result of declines in sales of low-margin products to larger sporting goods and outdoor retail customers in the US.  Additionally, the closure of the UK distribution location and the transition to a new distributor have stalled sales in that region.

Diving net sales for the third quarter of $22,575 decreased $1,476, or 6%, from $24,051 in the same period of the prior year.  The decrease was driven primarily by general lower demand in southern European markets.

JOHNSON OUTDOORS INC.

Consolidated net sales for the nine months ended June 28, 2013 were $349,146, an increase of $11,649, or 4%, compared to $337,497 for the nine months ended June 29, 2012.  Increased sales in the Marine Electronics business and the acquisition of Jetboil were primary drivers of the increase from the prior year.

Net sales for the nine months ended June 28, 2013 for the Marine Electronics business were $215,001, up $16,751, or 8%, from $198,250 during the first nine months of the prior year.  Successful new products such as i-Pilot Link, high demand in the distributor sales channel and the timing of pre-season shipments were the primary drivers of the increase.

Net sales for the Outdoor Equipment business were $33,358 for the current year to date period, an increase of $5,409, or 19%, from the prior year net sales during the same period of $27,949.  This increase was driven primarily by the acquisition of the Jetboil business in November 2012 offset in part by declines in sales of military and consumer tents.

Net sales for the first nine months of fiscal 2013 for the Watercraft business were $39,622, a decrease of $7,088, or 15%, compared to $46,710 in the prior year period.  The decrease was driven primarily by declines in sales of low-margin products to larger sporting goods and outdoor retail customers in the US as well as sales declines in Europe due to the closure of the UK distribution operation.

Diving net sales were $61,873 for the nine months ended June 28, 2013 versus $64,907 for the nine months ended June 29, 2012, a decrease of $3,034, or 5%, due in part to the unfavorable effect of currency translation of $885.  Additionally, lower product demand in southern Europe contributed to the year over year decrease.

Cost of Sales

For the three months ended June 28, 2013, cost of sales was $75,435 versus $74,348 in the same prior year period.  The increase was due primarily to the increase in sales volume year over year.

Cost of sales for the nine months ended June 28, 2013 was $206,911, an increase of $5,289 over the same prior year period.  The increase was largely driven by additional sales volume, including sales related to Jetboil, in the current year as well as a reduction in inventory writedowns.  Costs of purchased materials and components remained fairly stable year over year.

Gross Profit Margin

For the three months ended June 28, 2013, gross profit as a percentage of net sales was 41.9% compared to 42.2% during the quarter ended June 29, 2012. The slight decline in margin was due to the impact of pricing and promotional adjustments to remain competitive in the marketplace.

Gross profit as a percentage of net sales rose from 40.3% in the prior year to date period to 40.7% during the nine months ended June 28, 2013.  Efficiencies in Diving, primarily in the first two quarters of the fiscal year, as well as the exit of certain low margin sales channels in Watercraft were the primary drivers of the increase in the margin during the current year to date period.

Operating Expenses

Operating expenses for the quarter ended June 28, 2013 were $38,204 versus $40,025 in the prior year.  The addition of Jetboil operating expenses were more than offset by lower restructuring expenses in the current period as well as the benefit of a $460 insurance settlement recognized as a reduction in operating expenses during the quarter ended June 28, 2013 related to a flood in 2011 that affected the Company’s Binghamton, New York manufacturing facility.

Operating expenses were $111,938 for the nine months ended June 28, 2013 compared to $111,391 in the prior year nine month period.  The $547 increase was driven in large part by a $3,500 favorable settlement with an insurance carrier recognized as a reduction in operating expenses during the prior year period and the addition of Jetboil operating expenses in the current year.  These items were offset in part by favorable flood related insurance settlements received during the current year period and lower restructuring expenses in the current year as well as lower costs resulting from restructuring efforts completed over the past two years.

JOHNSON OUTDOORS INC.

Operating Profit

Operating profit for the quarter ended June 28, 2013 was $16,133 and reflected an increase of $1,911 from the prior year period, driven primarily by lower operating expenses in the current year quarter.

Operating profit on a consolidated basis for the nine months ended June 28, 2013 was $30,297 compared to $24,484 in the prior year period, an increase of $5,813.  Higher gross profit for the nine months ended June 28, 2013, more than offset increases in operating expenses during the current year.

Interest

For the quarter ended June 28, 2013, interest expense was $186 compared to $595 in the same period of the prior year.  The decrease year over year was due primarily to reductions in amortization of deferred financing costs as well as lower interest rate swap amortization expense as a result of the swap becoming fully amortized in the first quarter of the fiscal 2013.

For the nine months ended June 28, 2013, interest expense totaled $1,110 compared to $2,008 for the nine months ended June 29, 2012.  This decrease was primarily due to lower interest rate swap amortization expense in the current period due to the swap becoming fully amortized during the first quarter as well as lower deferred financing costs.

Interest income for both the nine month periods ended June 28, 2013 and June 29, 2012 was less than $100.

Other Expense/Income

Other expense for the three months ended June 28, 2013 was $451 versus other income of $403 for the three months ended June 29, 2012.  Foreign currency losses for the quarter ended June 28, 2013 were $426 versus gains in the prior year quarter of $952.  Foreign currency forward contracts resulted in gains of $11 in the current year quarter versus losses of $304 in the prior year quarter.  Net investment losses on the assets related to the Company’s non-qualified deferred compensation plan in the current year quarter were $86 versus  $259 in the prior year quarter.

Other expense for the nine months ended June 28, 2013 was $71 compared to other income of $1,699 for the nine months ended June 29, 2012.  For the nine months ended June 28, 2013, foreign currency exchange losses were $536 compared to gains of $843 for the nine months ended June 29, 2012.  The Company’s foreign currency forward contracts resulted in losses of $59 for the nine months ended June 28, 2013 versus $316 for the nine months ended June 29, 2012.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $675 in the nine month period ended June 28, 2013 compared to $952 in the nine month period ended June 29, 2012.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. The Company’s effective tax rate for the three months ended June 28, 2013 was 12.0% versus 36.0% in the corresponding period of the prior year.  The effective tax rate for the nine months ended June 28, 2013 was 21.7%, compared to 44.9% in the corresponding period of the prior year.

The decrease in the Company’s effective tax rate for the three month period ended June 28, 2013 versus the prior year quarterly period was primarily due to the reversal of valuation allowance on foreign tax credits.  Further contributing to the difference in effective tax rates was income in tax jurisdictions with deferred tax valuation allowances in the current period versus losses in the prior year period.

The decrease in the Company’s effective tax rate for the nine months ended June 28, 2013 versus the prior year period was primarily due to the reversal of valuation allowance on foreign tax credits.  Further contributing to the difference in effective tax rates was income in tax jurisdictions with deferred tax valuation allowances in the current period versus losses in the prior year period.  In addition, the Company recognized the retroactive research and development credit enactment during the nine months ended June 28, 2013.

JOHNSON OUTDOORS INC.

Net Income

Net income for the quarter ended June 28, 2013 was $13,654 or $1.37 per diluted common class A and B share, compared to $8,995 or $0.91 per diluted common class A and B share in the quarter ended June 29, 2012.

Net income for the nine months ended June 28, 2013 was $22,838 or $2.30 per diluted common class A and B share, compared to net income of $13,334, or $1.35 per diluted common class A and B share, for the corresponding period of the prior year.  As noted above, higher gross profit and lower tax expense had a significant impact on the improvement in net income over the prior year period.

Liquidity and Financial Condition

Cash, net of debt, was $24,214 as of June 28, 2013 compared to $26,269 as of June 29, 2012.  Net cash decreased from the prior year due in part to the acquisition of Jetboil in November 2012.  The Company's debt to total capitalization ratio was 8% as of June 28, 2013 compared to 7% as of June 29, 2012.  The Company’s total debt balance was $17,464 as of June 28, 2013 compared to $12,476 as of June 29, 2012.  See “Note 13 – Indebtedness” in the notes to the Company’s accompanying Condensed Consolidated Financial Statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $75,894 as of June 28, 2013, a decrease of $1,118 compared to $77,012 as of June 29, 2012. The year over year change was primarily related to improved collections of aged receivables.

Inventories, net of inventory reserves, were $75,210 as of June 28, 2013, an increase of $8,192 compared to $67,018 as of June 29, 2012.  The increase was driven primarily by additional inventory in Marine Electronics due to higher demand as well as the addition of Jetboil inventory acquired as part of the acquisition.

Accounts payable were $28,831 at June 28, 2013, a decrease of $1,438 compared to $30,269 as of June 29, 2012.  The decrease was driven primarily by decreased production volume in the Watercraft business.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Nine Months Ended
(thousands)	June 28 2013	June 30 2012

Cash (used for) provided by:
Operating activities	$2,458	$7,005
Investing activities	(26,358)	(7,722)
Financing activities	7,848	(2,233)
Effect of foreign currency rate changes on cash	(1,174)	(2,819)
Decrease in cash and cash equivalents	$(17,226)	$(5,769)

JOHNSON OUTDOORS INC.

Operating Activities

Cash provided by operations totaled $2,458 for the nine months ended June 28, 2013 compared with $7,005 during the corresponding period of the prior fiscal year.  Increased net income in the current period was more than offset by an increase in working capital during the current year to date period.

Amortization of deferred financing costs, depreciation and other amortization charges were $7,482 for the nine month period ended June 28, 2013 compared to $9,170 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $26,358 for the nine months ended June 28, 2013 and $7,722 for the corresponding period of the prior year.  The Company used cash of $15,420 for the purchase of Jetboil during the nine months ended June 28, 2013.  There were no such acquisitions in the prior year period.  Cash usage in the current and prior year nine month periods related to capital expenditures was $10,938 and $8,930, respectively.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2013 are expected to be funded by working capital or existing credit facilities.  The Company received proceeds of $1,208 during the nine month period ending June 29, 2012 related to the sale of a property in Ferndale, Washington.

Financing Activities

Cash flows provided by financing activities totaled $7,848 for the nine months ended June 28, 2013 compared to cash used for financing activities of $2,233 for the nine month period ended June 29, 2012. The Company made principal payments on senior notes and other long-term debt of $393 during the nine month period ended June 28, 2013, which included $157 of payments on capital leases related to office equipment.  For the nine month period ended June 29, 2012, the Company made principal payments on senior notes and other long-term debt of $5,986 which included the repayment of approximately $2,932 of term loans resulting from the sale of a property in Ferndale, Washington, which was pledged as collateral under the related term loan.

The Company had outstanding borrowings of $8,998 on revolving credit facilities and current maturities of its long-term debt of $549 as of June 28, 2013.  As of June 29, 2012, the Company had $3,490 outstanding on revolving credit facilities and current maturities of long-term debt of $516.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $7,917 and $8,470 as of June 28, 2013 and June 29, 2012, respectively.

The Company’s term loans have a maturity date of September 29, 2029. Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the terms loans is based on the prime rate plus an applicable margin. The interest rate in effect on the term loans was 5.25% at June 28, 2013.

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

JOHNSON OUTDOORS INC.

The interest rate on the Revolvers is based on LIBOR or the prime rate, at the Company’s discretion, plus an applicable margin.  The interest rate in effect on the Revolvers at June 28, 2013, based primarily on LIBOR plus 2.25%, was approximately 2.50%.

The Company’s remaining borrowing availability under the Revolvers was approximately $47,600 at June 28, 2013.

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

As of June 28, 2013 the Company held approximately $36,800 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at June 28, 2013.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$8,466	$132	$872	$755	$6,707
Short-term debt	8,998	8,998	-	-	-
Operating lease obligations	16,214	1,532	8,777	4,774	1,131
Open purchase orders	57,285	57,285	-	-	-
Contractually obligated interest payments	4,152	218	821	747	2,366
Total contractual obligations	$95,115	$68,165	$10,470	$6,276	$10,204

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were $1,404 and $2,103 at June 28, 2013 and June 29, 2012, respectively.

The Company anticipates making contributions of $158 to its defined benefit pension plans through September 27, 2013.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 28, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies during the nine months ended June 28, 2013.

JOHNSON OUTDOORS INC.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  We do not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 19% of the Company’s revenues for the nine month period ended June 28, 2013 were denominated in currencies other than the U.S. dollar. Approximately 10% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company mitigates a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company uses such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. None of the Company’s derivative financial instruments have been designated as hedging instruments.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s goal in managing its interest rate risk is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt.  When the appropriate mix of fixed rate or floating rate debt cannot be directly obtained in a cost effective manner, the Company may enter into interest rate swap contracts in order to change floating rate interest into fixed rate interest or vice versa for a specific amount of debt in order to achieve the desired proportions of floating rate and fixed rate debt.   The Company held no interest rate swap contracts during the nine month periods ended June 28, 2013 and June 29, 2012 and as of June 28, 2013, the Company was unhedged with respect to interest rate risk on its floating rate debt.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at June 28, 2013:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$244

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
Signatures Dated: August 2, 2013
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
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.