Form 10-K
period 2013-09-27
JOHNSON OUTDOORS INC
filed 2013-12-06
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [    ] No  [ X ]

As of November 29, 2013, 8,724,984 shares of Class A and 1,212,420 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by nonaffiliates of the registrant was approximately $112,802,441 on March 29, 2013 (the last business day preceding the registrant’s most recently completed fiscal second quarter) based on approximately 4,730,422 shares of Class A common stock held by nonaffiliates. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $23.84 per share, the closing price of the Class A common stock as reported on the NASDAQ Global MarketSM on March 29, 2013. Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Trademarks
We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, LakeMaster®, Silva®, Eureka!®, Jetboil®, Old Town®, Ocean Kayak™, Necky®, Extrasport®, Carlisle®, SCUBAPRO®, UWATEC® and SUBGEAR®.

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

Marine Electronics

The Company’s Marine Electronic segment key brands are: Minn Kota battery-powered fishing motors for quiet trolling or primary propulsion, marine battery chargers and shallow water anchors; Humminbird sonar and GPS equipment for fishfinding, navigation and marine cartography; and Cannon downriggers for controlled-depth fishing.

Marine Electronics brands and related accessories are sold across the globe, with approximately 85% of sales coming from North America through large outdoor specialty retailers, such as Bass Pro Shops and Cabela’s; large retail store chains; marine products distributors; original equipment manufacturers (OEM) of boat brands such as Tracker, Skeeter and Ranger; and internet retailers and distributors.  Markets outside of North America are accessed through a network of international distributors.

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

Outdoor Equipment

The Company’s Outdoor Equipment segment key brands are:  Eureka! consumer, commercial and military tents and accessories, sleeping bags, camping furniture and other recreational camping products; Jetboil portable outdoor cooking systems; Silva field compasses and digital instruments; and Tech40 performance measurement instruments.

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

Jetboil portable outdoor cooking systems are sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, catalog and mail order houses and through internet retailers.  Marketing of Jetboil systems is focused on building brand awareness and leadership in product features and innovation. Jetboil products are produced at both the Company’s operating location in Manchester, New Hampshire and by third party manufacturing sources in Asia.  Jetboil camping products are sold in 30 countries around the world.

Silva field compasses are manufactured by the Company and marketed exclusively in North America where the Company owns Silva trademark rights.

Watercraft

The Company’s Watercraft segment designs and markets Necky high performance sea touring kayaks; sit on top Ocean Kayaks; and Old Town canoes and kayaks for family recreation, touring and tripping.  With the exception of Necky fiberglass boats and Old Town wooden canoes, these brands are manufactured at the Company’s facility in Old Town, Maine.

The Company uses a rotational molding process for manufacturing mid- to high-end polyethylene kayaks and canoes. The Company uses a thermoform molding process in the manufacturing of lower priced models.  The Company also markets canoes built from Royalex®, a composite material comprising an outer layer of vinyl and hard acrylonitrile butadiene styrene plastic (ABS) and an inner layer of ABS foam bonded together by heat treatment, and wood.  The Company’s United States warehouse and distribution center for all of its Watercraft brands is also located in Old Town, Maine.

Watercraft accessory brands, including Extrasport personal flotation devices and Carlisle branded paddles, are produced primarily by third party sources.  The Company manufactures its Pacific brand kayaks in New Zealand and contracts for manufacturing of Watercraft products with third parties in New Hampshire.

The Company’s kayaks, canoes and accessories are sold through multiple channels in the U.S., Europe and the Pacific Basin with an emphasis on independent specialty retailers and large outdoor retailers such as REI, L.L. Bean, Academy and Cabela’s.  The Company has a network of distributors who sell its products outside of North America and New Zealand.

The Company’s Watercraft business competes in the mid- to high-end of the product category by introducing product innovations, creating quality products and by focusing on the product-specific needs of each marketing channel.  Consumer marketing and promotion activities include: print advertising and editorial coverage in outdoor, general interest and sport magazines; direct marketing; branded websites and social media networks.

Diving

The Company manufactures and markets underwater diving products for recreational divers, which it sells and distributes under the SCUBAPRO and SUBGEAR brand names.

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, buoyancy compensators, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO diving equipment is marketed to the premium segment and high performance technical diving market whereas SUBGEAR products are marketed to the mid-tier price point. Products are sold via select distribution to independent specialty dive stores worldwide. These specialty dive stores sell the Company’s products over the counter as well as through their own websites.  In addition, they generally provide a wide range of services to divers, including regular maintenance, product repair, diving education and travel programs.  The Company also sells diving gear to dive training centers, resorts, search and rescue units and armed forces around the world.

The Company focuses on maintaining and extending the SCUBAPRO brand as the market leader in innovation and quality. The SCUBAPRO brand is positioned to incorporate the Company’s latest innovations and advanced features.  The SUBGEAR brand benefits from sharing SCUBAPRO’s experienced research and development teams.  This two brand strategy and product positioning is driven by product feature as well, as by product differentiation, price point and design.  SUBGEAR is a full line brand with an emphasis on life support and an even broader range of soft goods for the global market.  SCUBAPRO and SUBGEAR brands have been extended to include dive computers which had previously been marketed under the UWATEC brand.

The Company’s consumer communication focuses on building brand awareness and highlighting exclusive product features and consumer benefits of the SCUBAPRO and SUBGEAR product lines. The Company’s communication and distribution strategies reinforce the SCUBAPRO brand’s position as the industry’s quality and innovation leader. The Company markets its equipment in diving magazines, via websites and through information and displays in dive specialty stores. SUBGEAR’S full line of dive equipment and accessories compete in the mid-market on the basis of quality and performance.

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

Research and Development

The Company commits significant resources to new product research and development in each of its business segments.  Marine Electronics conducts its product research, design, engineering and software development activities at its locations in Mankato and Little Falls, Minnesota; Alpharetta, Georgia; and Eufaula, Alabama.  Diving maintains research and development facilities in Zurich, Switzerland and Casarza Ligure, Italy.  Research and development activities for Watercraft are performed in Old Town, Maine.  Product research, design and innovation for Outdoor Equipment products are conducted at the Company's Binghamton, New York and Manchester, New Hampshire locations.

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

Marine Electronics:  Minn Kota’s main competitors in the electric trolling motors business are Motor Guide®, owned by Brunswick Corporation, and private label branded motors sourced primarily from manufacturers in Asia.  Competition in this business is focused on technological innovation, product quality and durability as well as product benefits and features for fishing.

The primary competitors in the marine battery charging business are Dual Pro™, owned by Pro Charging Systems, and various Pro Mariner™ products.  Competition in this business is based on charging time, reliability and battery protection.  The primary competitor in shallow water anchors is Power Pole®, owned by JL Marine Systems.  Competition in this business is based on secure positioning, speed of deployment and quiet operation.

Humminbird’s main competitors in the market for on-boat electronics used in deep water (i.e. the Great Lakes of the United States and the world’s oceans) are Raymarine®, Simrad, Furuno and Garmin™.  Lowrance™ and Garmin are Humminbird’s primary competitors for products used on freshwater inland lakes.  Competition in this business is primarily focused on the quality of sonar imaging and display, easy to use graphical interfaces as well as the integration of mapping and GPS technology.  The primary competitors in the marine cartography market are Navionics® and Jeppesen®.  Competition in this business focuses primarily on quality of data and quantity of available charts for inland lakes and ocean shoreline.

Cannon’s main competitors in the downrigger market are Big Jon Sports®, Walker and Scotty®. Competition in this business primarily focuses on ease of operation, speed and durability.

Outdoor Equipment:  The Company’s outdoor equipment brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman and private label brands. The Company also competes with specialty companies such as Kelty®, The North Face® and Marmot® on the basis of materials and innovative designs for consumers who want performance products priced at a value.

The Company’s portable outdoor cooking systems compete in the specialty and higher end performance backpacking and camping markets.  The primary competitor in portable outdoor cooking systems is MSR® which is owned by Cascade Designs®.  Competition in this market is based on product size and weight, ease of use, reliability and performance.

The Company’s competitors in the commercial tent market include Anchor Industries and Aztec for tension, frame and canopy tents.  Competition in the commercial tent business is based on price, quality, structure, styling, ease of installation and technical support.

The Company sells military tents to prime vendors and third party distributors who hold supply contracts primarily with the U.S. Government.  Such supply contracts can be for commercial off-the-shelf products in addition to products required to be built to unique specifications.  Competitors in the military tent business include HDT®, DHS Systems, Alaska Structures®, Camel, Outdoor Venture, and Diamond Brand.

Watercraft:  The Company primarily competes in the kayak and canoe product categories of the paddlesports market. The Company’s main competitors in this market are Confluence Watersports, Pelican, Wenonah Canoe, Jackson Kayak and Legacy Paddlesports™, each of which competes on the basis of their product’s design, performance, quality and price.

Diving:  The main competitors in Diving include Aqua Lung International, Suunto®, Atomic, Oceanic and Mares®.  Competitive advantage in the life support product category of this segment, which consists of regulators, dive computers, and buoyancy compensators, is a function of product innovation, performance, quality and safety.

Competition in the general diving product category of fins, masks, snorkels and wetsuits is characterized by low barriers to entry and numerous competitors who compete on the basis of product innovation, performance, quality and price.

Backlog

Unfilled orders for future delivery of products totaled approximately $34 million at September 27, 2013.  For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates, with the exception of the military tent business which has orders outstanding based on contractual agreements.

Employees

At September 27, 2013, the Company had approximately 1,200 regular, full-time employees. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

Patents, Trademarks and Proprietary Rights

The Company holds various patents covering features such as Lake Level Offset, Highlight Depth and Shallow Water Highlight which are used in its Humminbird products to deliver advanced boat positioning capabilities.  The Company also holds various patents for sonar, diving products and electric motors, amongst other products, and regularly files applications for patents.

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

The Company has mitigated product availability and these supply chain risks through the purchase of safety stock, use of forecast-based supply contracts, and, to a lesser extent, with just in time inventory deliveries or supplier-owned inventory located close to the Company’s manufacturing locations.  The Company strives to balance the businesses’ need to maintain adequate inventory levels with the cost of holding such inventory by manufacturing to forecast for high volume products, utilizing build-to-order strategies wherever possible, and by having contract-manufactured products delivered to customers directly from the supplier.  The Company also seeks to manage its inventory through on-going product design and logistical initiatives with its suppliers to reduce lead times.

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

	Year Ended
	2013		2012		2011
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	6%	19%	-17%	19%	-8%
March	31%	49%	31%	65%	32%	65%
June	30%	63%	31%	66%	30%	67%
September	18%	-18%	19%	-14%	19%	-24%
	100%	100%	100%	100%	100%	100%

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

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Lowrance, Garmin, Confluence and Aqua Lung International, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because some of the outdoor recreation product industries have limited barriers to entry. We experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. If we cannot compete in our product markets successfully in the future, our net sales and profitability will likely decline.

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

Our industry is susceptible to litigation regarding patent infringement and infringement of other intellectual property rights. We could be either a plaintiff or a defendant in trademark, patent and/or other intellectual property infringement or misappropriation claims and claims of breach of license from time to time. The prosecution or defense of any intellectual property litigation is both costly and disruptive of the time and resources of our management and product development teams, even if the claim or defense against us is without merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

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

Product recalls and other claims could affect our financial position and results of operations.

As a manufacturer and distributor of consumer products, we could be required to repurchase or recall one or more of our products if they are found to be unsafe or defective.  A repurchase or recall of our products could be costly to us and could damage the reputation of our brands.  If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.  As a result, product recalls could have a material adverse effect on our business, results of operations and financial condition.

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

Sales of our products are seasonal. Historically, our net sales and profitability have peaked in our second and third fiscal quarters due to the buying patterns of our customers for our products. Seasonal variations in operating results may also cause us to increase our debt levels and interest expense primarily in the second and third fiscal quarters as we fund our working capital requirements.

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

As of November 29, 2013, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 77% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 96% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

We have, as part of our strategy, historically pursued strategic acquisitions.  The pursuit of future growth through acquisitions, involves significant risks that could have a material adverse effect on our business.  Risks associated with integrating strategic acquisitions include:

●	the acquired business may experience losses which could adversely affect our profitability;
●	unanticipated costs relating to the integration of acquired businesses may increase our expenses and reduce our profitability;
●	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
●	possible failure to maintain customer, licensor and other relationships of the acquired company after the closing of the transaction with the acquired company;
●	difficulties in achieving planned cost savings and synergies may increase our expenses;
●	diversion of our management’s attention could impair their ability to effectively manage our other business operations; and
●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.
●	breaches of representations, warranties or other violations of the contractual obligations required by the acquisition agreement of other parties to the acquisition transaction.

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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 21% of our revenues for the year ended September 27, 2013 were denominated in currencies other than the U.S. dollar. Approximately 11% were denominated in euros, with the remaining 10% denominated in various other foreign currencies. We may mitigate a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:

●	economic and political instability;
●	restrictive actions by foreign governments;
●	opportunity costs and reputational damage related to the presence of counterfeit versions of the Company’s products in such foreign markets;
●	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
●	changes in import duties or import or export restrictions;
●	timely shipping of product and unloading of product, including the timely rail/truck delivery to our warehouses and/or a customer’s warehouse of our products;
●	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes;
●	required compliance with U.S. laws that impact the Company’s operations in foreign jurisdictions that don’t impact local operating companies; and
●	complications in complying with trade and foreign tax laws.

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

We are subject to environmental, safety and human rights regulations.

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

The Company is also subject to a new SEC rule mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and this rule will require management to conduct due diligence and disclose and report on whether certain minerals and metals, known as “conflict minerals,” are contained in the Company’s products and whether they originate from the Democratic Republic of Congo (“DRC”) and adjoining countries. Among other things, the implementation of this rule could adversely affect the sourcing, availability and pricing of such materials if they are found to be used in the manufacture of the Company’s products, and this in turn could affect the costs associated with the Company’s products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.  In addition, there will be ongoing costs associated with the compliance and disclosures for this new rule, including costs related to diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.  Since the Company’s supply chain structure is complex, management may have difficulty verifying the origin of these materials and if they exist within the Company’s products and, as a result, the Company may be unable to certify that its products are DRC conflict mineral free.  Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of all conflict minerals used in our products through the procedures we may implement.

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are 4,730,422 shares of our Class A common stock held by non-affiliates as of November 29, 2013. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

As of September 27, 2013, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

Alpharetta, Georgia (Marine Electronics)
Antibes, France (Diving)
Barcelona, Spain (Diving)
Batam, Indonesia* (Diving and Outdoor Equipment)
Binghamton, New York* (Outdoor Equipment)
Brussels, Belgium (Diving)
Burlington, Ontario, Canada (Marine Electronics, Outdoor Equipment, Watercraft)
Casarza Ligure, Italy* (Diving)
Chai Wan, Hong Kong (Diving)
Chatswood, Australia (Diving)
El Cajon, California (Diving)
Eufaula, Alabama* (Marine Electronics)
Little Falls, Minnesota* (Marine Electronics)
Manchester, New Hampshire* (Outdoor Equipment)
Mankato, Minnesota* (Marine Electronics)
Old Town, Maine* (Watercraft)
Silverdale, New Zealand* (Watercraft)
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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                 PURCHASES OF EQUITY SECURITIES

Market Information
Certain information with respect to this item is included in Notes 9 and 10 to the Company's consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 29, 2013, the Company had 643 holders of record of its Class A common stock and 28 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended September 27, 2013, September 28, 2012 and September 30, 2011 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011

Stock prices:
High	$21.75	$18.75	$15.22	$23.84	$19.19	$15.81	$25.03	$20.60	$17.98	$27.03	$21.72	$20.99
Low	18.63	13.73	12.16	19.92	15.35	13.00	22.43	15.60	14.57	24.75	20.16	14.60

Dividends
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

Pursuant to the Company’s revolving credit agreement, dated September 16, 2013 the Company is limited in the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year.  The Company may declare, and pay, dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends or repurchases of common stock exceed $10 million in any fiscal year.

On October 8, 2013, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A common stock payable on November 7, 2013 to shareholders of record on October 24, 2013. The dividend approved by the Board, which if continued, would result in a total annual payout of $0.30 per share on the Company’s outstanding shares of Class A common stock, payable through quarterly cash dividends of $0.075 per Class A share. An estimated total annual payout of $0.27 per share of the Company’s outstanding shares of Class B common stock is also anticipated, payable through quarterly cash dividends of $0.068 per Class B share.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants in its loan agreements.

Total Shareholder Return

The graph below compares on a cumulative basis the yearly percentage change since October 3, 2008 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on self-constructed peer group indexes. The Company expanded its peer group index, adding Black Diamond Inc., Garmin Ltd., Jarden Corp. and Quiksilver Inc. to the peer group presented in prior years consisting of Arctic Cat Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Marine Products Corporation, and Nautilus, Inc. The graph below shows the return over the five year period for both the old peer group and the new peer group.  The graph assumes $100 was invested on October 3, 2008 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group index.

* $100 invested on October 3, 2008 in stock or index, including reinvestment of dividends.
Indexes calculated on a mid-month basis

	10/3/2008	10/2/2009	10/1/2010	9/30/2011	9/28/2012	9/27/2013
Johnson Outdoors Inc.	$100.0	$73.8	$103.4	$124.7	$173.5	$215.7
NASDAQ Composite	100.0	106.1	124.0	127.7	166.8	205.7
Russell 2000 Index	100.0	95.0	112.6	108.3	142.9	185.9
New Peer Group	100.0	109.6	117.2	116.2	177.8	236.7
Old Peer Group	100.0	75.7	100.5	89.6	152.6	250.7

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

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or referred to elsewhere in this report.  The Operating Results for the years ended September 27, 2013, September 28, 2012 and September 30, 2011, and the balance sheet data as of September 27, 2013 and September 28, 2012, are derived from the Company’s audited consolidated financial statements included elsewhere herein.  The Operating Results for the years ended October 1, 2010 and October 2, 2009, and the balance sheet data as of September 30, 2011, October 1, 2010 and October 2, 2009 are derived from the Company’s audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

	September 27	September 28	September 30	October 1	October 2
(thousands, except per share data)	2013	2012	2011	2010	2009
OPERATING RESULTS
Net sales	$426,461	$412,292	$407,422	$382,432	$356,523
Gross profit	171,049	164,322	163,135	153,523	132,782
Impairment losses	-	-	-	-	697
Litigation settlement	-	(3,500)	-	-	-
Total operating expenses	145,458	142,909	145,465	138,969	132,510
Operating profit	25,591	21,413	17,670	14,554	272
Interest expense	1,285	2,258	3,220	5,057	9,949
Other (income) expense, net	(354)	(771)	2,200	305	442
Income (loss) before income taxes	24,660	19,926	12,250	9,192	(10,119)
Income tax expense (benefit)	5,333	9,792	(20,394)	2,653	(407)
Income from discontinued operations	-	-	-	-	41
Net income (loss)	$19,327	$10,134	$32,644	$6,539	$(9,671)
Weighted average common shares - Dilutive	9,523	9,379	9,287	9,267	9,165
Net income (loss) per common share - Diluted:
Class A	$1.95	$1.03	$3.36	$0.68	$(1.06)
Class B	$1.95	$1.03	$3.36	$0.68	$(1.06)

	September 27	September 28	September 30	October 1	October 2
(thousands, except per share data)	2013	2012	2011	2010	2009
BALANCE SHEET DATA
Current assets	$188,572	$182,952	$176,445	$160,128	$142,355
Total assets	288,350	263,632	259,356	226,756	210,282
Current liabilities	63,372	58,967	65,000	67,015	60,841
Long-term debt, less current maturities	7,794	8,334	11,478	14,939	16,089
Total debt	8,333	8,860	14,972	23,810	31,563
Shareholders' equity	197,668	173,604	163,525	126,369	115,825

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

Highlights

On November 14, 2012, the Company acquired Jetboil Inc. (“Jetboil”) founded and based in Manchester, New Hampshire.  Jetboil designs and manufactures the world’s top brand of portable outdoor cooking systems. See further discussion of the acquisition at Note 18 to the Consolidated Financial Statements included elsewhere in this report.

The Company’s fiscal 2013 revenues improved by 3.4% while operating profit grew 19.5% from the prior year.  Both the acquisition of Jetboil and successful new products introduced in the Marine Electronics business contributed to the growth year over year and more than offset sales declines in other segments.  Net income grew by over 90% from the prior year and was impacted significantly by the change in the Company’s effective tax rate.  Reversals of valuation reserves on foreign tax credits helped reduce the rate by approximately 12 points in fiscal 2013.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2013	2012	2011
Net sales	$426,461	$412,292	$407,422
Gross profit	171,049	164,322	163,135
Operating expenses	145,458	142,909	145,465
Operating profit	25,591	21,413	17,670
Interest expense	1,285	2,258	3,220
Other (income) expense, net	(354)	(771)	2,200
Income tax expense (benefit)	5,333	9,792	(20,394)
Net income	19,327	10,134	32,644

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2013	2012	2011
Net sales:
Marine Electronics	$247,744	$231,234	$222,115
Outdoor Equipment	44,223	35,328	38,882
Watercraft	50,858	58,201	57,732
Diving	84,536	87,995	89,544
Other / Eliminations	(900)	(466)	(851)
	$426,461	$412,292	$407,422

	2013	2012	2011
Operating profit (loss):
Marine Electronics	$32,172	$25,230	$21,074
Outdoor Equipment	2,180	2,831	2,996
Watercraft	(2,116)	(408)	(1,351)
Diving	5,694	6,408	3,610
Other / Eliminations	(12,339)	(12,648)	(8,659)
	$25,591	$21,413	$17,670

See Note 12 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2013 vs. Fiscal 2012

Net Sales

Net sales in 2013 increased 3.4% to $426,461 compared to $412,292 in 2012.  The increase was driven primarily by the success of the Marine Electronics business and incremental sales from the acquisition of Jetboil, which more than offset declining sales in Diving and Watercraft.

Net sales for the Marine Electronics business increased by $16,510, or 7.1% during 2013.  Innovative products such as Minn Kota’s i-Pilot wireless GPS trolling system and i-Pilot Link automatic boat control helped fuel the growth year-over-year.

Outdoor Equipment net sales increased $8,895, or 25.2%, in 2013 as a result of the acquisition of Jetboil, which was  offset in part by declines in the consumer camping market and in U.S. military spending.

The Watercraft business experienced a decrease in net sales of 12.6%, or $7,343, due primarily to a de-emphasis on low-margin products and exiting international markets.

Net sales for the Diving business declined $3,459, or 3.9%, year-over-year, due primarily to continued economic turmoil in the southern European and Middle Eastern markets.

Cost of Sales
Cost of sales was $255,412, or 59.9% of net sales on a consolidated basis for the year ended September 27, 2013 compared to $247,970 or 60.1% of net sales in the prior year.  Costs of raw materials and components increased only slightly over the prior year while modest increases in labor rates were more than offset by process improvements in each of the business segments.

Gross Profit
Gross profit of $171,049 was 40.1% of net sales on a consolidated basis for the year ended September 27, 2013 compared to $164,322 or 39.9% of net sales in the prior year.

Gross profit in the Marine Electronics business increased by $6,658 from the prior year due primarily to the 7.1% increase in sales volume.

Outdoor Equipment gross profit increased by $2,704 from 2012 due to the acquisition of Jetboil which was offset in part by reductions in gross profit in the consumer and military tent businesses driven by decreased sales volume.

Gross profit in the Watercraft segment was $1,537 lower than 2012 levels due primarily to the 12.6% decline in sales volume offset in part by favorable mix resulting from the de-emphasis on low-margin products during the year.

The $1,062 decrease in gross profit of the Diving segment was driven primarily by the 3.9% reduction in sales volume noted above offset in part by the effect of price increases.

Operating Expenses
Operating expenses overall increased from the prior year by $2,549.  The increase was driven by a $3,500 favorable settlement with an insurance carrier that was recognized as an expense reduction in the prior year and the addition of Jetboil operating expenses in the current year, which increases were offset in part by decreases in bad debt expense, health care costs and legal expense in the current year.

Operating expenses for the Marine Electronics segment decreased by $285 from 2012 levels.  The decrease was due mainly to the closure of the Italian sales office at the end of fiscal 2012 and lower legal costs in the current year, offset in part by higher volume driven expenses.

Outdoor Equipment operating expenses increased by $3,355 from the prior year due to the Jetboil acquisition which increase was partially offset by the additional recovery of flood related losses in the current year  See further discussion of the financial impact of the 2011 flood at Note 14 to the Consolidated Financial Statements included elsewhere in this report.

The Watercraft business saw an increase in operating expenses of $171 from 2012, due primarily to the favorable insurance settlement of $3,500 recognized as a reduction to operating expense in the prior year and higher restructuring costs in the current year, which were nearly offset by lower infrastructure costs due to European and U.S. restructuring efforts.  See further discussion of the impact of the insurance settlement at Note 13 to the Consolidated Financial Statements included elsewhere in this report.

Operating expenses for the Diving business decreased by $348 year over year due primarily to the favorable impact of currency translation.

Operating Results
The Company’s operating profit was $25,591 in 2013 compared to an operating profit of $21,413 in fiscal 2012.  Marine Electronics operating profit increased by $6,942 to $32,172 from $25,230 in the prior year. Despite the addition of Jetboil, Outdoor Equipment operating profit declined year over year by $651 to $2,180.  The Watercraft business incurred an operating loss in 2013 of $2,116, compared to a loss of $408 in the prior year.  Diving operating profit declined $714 from $6,408 in the prior year to $5,694 in 2013.

Other Income and Expenses
Interest expense of $1,285 decreased from the prior year by $973, due largely to lower interest rates and lower expense related to the amortization of deferred losses on interest rate swaps. Interest income was approximately $100 in both years.  Net other income of $263 in fiscal 2013 decreased from prior year net other income of $631.  The current year other income included currency losses of $929 which were more than offset by market gains and dividends of $1,265 on deferred compensation plan assets.  In the prior year, this line item included $213 of currency losses and market gains and dividends of $1,320 on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in Other Income and Expense are offset as deferred compensation expense in Operating Expenses.

Pretax Income and Income Taxes
The Company realized pretax income of $24,660 in fiscal 2013 compared to $19,926 in fiscal 2012. The Company recorded income tax expense of $5,333 in 2013, which equated to an effective tax rate of 21.6%, compared to $9,792 in 2012, which equated to and effective tax rate of 49.1%.  The 2013 tax expense reflects the net reduction of the Company’s deferred tax asset valuation allowance.  See further discussion of the deferred tax asset valuation allowance in Note 6 to the Consolidated Financial Statements found elsewhere in this report.

Net Income
The Company recognized net income of $19,327, or $1.95 per diluted common share in fiscal 2013 compared to $10,134 in fiscal 2012, or $1.03 per diluted common share, based on the factors discussed above.

Fiscal 2012 vs. Fiscal 2011

Net Sales
Net sales in 2012 increased 1.2% to $412,292 compared to $407,422 in 2011.  The increase was driven primarily by the success of the Marine Electronics business in the U.S., which more than offset the negative effect of foreign currency translation in Diving and sluggish to declining sales in Watercraft and Outdoor Equipment.

Net sales for the Marine Electronics business increased $9,119, or 4.1% during 2012.  Innovative products such as Minn Kota’s i-Pilot wireless GPS trolling system and increased OEM sales helped fuel the growth.

Outdoor Equipment net sales decreased $3,554, or 9.1%, in 2012 primarily due to a slowdown in the consumer camping market and further declines in U.S. military spending.

The Watercraft business experienced an increase in net sales of approximately 1%, or $469, due primarily to high volumes of low margin product sold to outdoor retailers and the sale of inventory to a distributor related to the closure of the UK sales office.

Net sales for the Diving business declined $1,549, or 1.7%, year over year, due primarily to $3,825, or 4.3%, of unfavorable currency translation, which more than offset increased sales in the U.S. and Asian markets.

Cost of Sales
Cost of sales was $247,970, or 60.1% of net sales on a consolidated basis for the year ended September 28, 2012 compared to $244,287 or 60.0% of net sales in 2011.  Costs of raw materials and components increased only slightly over the prior year while increases in labor rates were largely offset by process improvement efforts in each of the businesses.

Gross Profit
Gross profit of $164,322 was 39.9% of net sales on a consolidated basis for the year ended September 28, 2012 compared to $163,135 or 40.0% of net sales in 2011.

Gross profit in the Marine Electronics business increased $2,685 from the prior year due primarily to the 9.1% increase in volume, which was offset in part by inventory write-offs and other costs related to the closure of the European office.

Gross profit in the Outdoor Equipment business decreased $1,099 from 2011 due to decreases in net sales, but increased as a percent of net sales from 36.7% in the prior year to 37.3% in 2012, driven by the impact of the flood in the prior year results and favorable mix in the military tent business in the current year.

Gross profit in the Watercraft segment was $1,800 lower than 2011 levels and decreased as a percent of net sales from 32.5% in 2011 to 29.2% in 2012.  The decrease in gross profit was due primarily to the mix of lower priced product as well as the closure of the U.K. sales office and the sale of its remaining inventory to a distributor at low margins.

Gross profit for the Diving segment increased by $1,363 and increased as a percentage of net sales from 48.2% in 2011 to 50.6% in 2012.  The increase in margin was driven primarily by price increases implemented in the current year to address the impact of cost increases in the prior year.

Operating Expenses
Operating expenses decreased from the prior year by $2,556.  The decrease was driven by a $3,500 favorable settlement with an insurance carrier that was recognized as an expense reduction in the Company’s second fiscal quarter of 2012 and $2,600 of lower legal expenses, offset in part by an increase in bad debt expense, higher incentive compensation expense, and higher deferred compensation expense resulting from the increase in the market value of the non-qualified plan’s assets.

Operating expenses for the Marine Electronics segment decreased by $1,470 from 2011 levels.  The decrease was due mainly to lower legal and warranty costs, offset in part by higher incentive compensation and severance costs related to the closure of the European office.

Outdoor Equipment operating expenses decreased by $934 from 2011 due primarily to the recovery of flood related losses in 2012 versus expenses incurred in 2011.  See further discussion of the impact of the flooding at Note 14 to the Consolidated Financial Statements included elsewhere in this report.

The Watercraft business saw a decline in operating expenses of $2,743 during 2012 from 2011 due primarily to the favorable insurance settlement of $3,500 which was partially offset by costs related to the closure of the U.K. office and restructuring activities in the U.S.

Operating expenses for the Diving business decreased by $1,434 due primarily to the $1,636 favorable impact of currency translation which was offset in part by higher bad debt expense driven by the economic conditions in southern Europe.

Operating Results
The Company’s operating profit was $21,413 in 2012 compared to an operating profit of $17,670 in fiscal 2011.  Marine Electronics operating profit increased by $4,156 from the prior year. Outdoor Equipment operating profit declined from $2,996 to $2,831.  The Watercraft business incurred an operating loss in 2012 of $408, compared to a loss of $1,351 in the prior year.  Diving operating profit increased $2,798 from the prior year.

Other Income and Expenses
Interest expense during 2012 decreased from 2011 by $962, due largely to lower principal balances, decreases in interest rates and lower expense for amortization of interest rate swaps. Interest income was approximately $100 in both years.

Other income of $631 in fiscal 2012 compared to expense of $2,290 in the prior year.  The current year included currency losses of $213 which were more than offset by market gains of $1,320 on deferred compensation plan assets.  In the prior year, this line item included $1,701 of currency losses and market losses of $253 on the deferred compensation plan assets.  Market gains and losses on deferred compensation plan assets recognized in Other Income and Expense are offset in full in Operating Expenses.

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

Net Income
The Company recognized net income of $10,134 in fiscal 2012, or $1.03 per diluted share, compared to net income of $32,644 in fiscal 2011, or $3.36 per diluted share, based on the factors discussed above.

Financial Condition, Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended

(thousands)	September 27 2013	September 28 2012	September 30 2011

Cash (used for) provided by:
Operating activities	$30,003	$31,764	$30,980
Investing activities	(31,753)	(10,789)	(13,323)
Financing activities	(1,041)	(5,256)	(8,648)
Effect of foreign currency rate changes on cash	(419)	(1,329)	2,189
(Decrease) increase in cash and cash equivalents	$(3,210)	$14,390	$11,198

Operating Activities
The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	2013	2012
Current assets	$188,572	$182,952
Current liabilities	63,372	58,967
Working capital	$125,200	123,985
Current ratio	3:1	3.1:1

Cash flows provided by operations totaled $30,003, $31,764 and $30,980 in fiscal 2013, 2012 and 2011, respectively. Increased net income in the current year reflected a lower level of non-cash expenses (consisting primarily of deferred taxes, depreciation and inventory reserves) incurred during 2013 than during the prior year.

Depreciation and amortization charges were $10,070, $11,882 and $10,877 in fiscal 2013, 2012 and 2011, respectively.  The decrease in these expenses in the current year was due primarily to accelerated amortization recognized in the prior year.

Investing Activities
Cash flows used for investing activities were $31,753, $10,789 and $13,323 in fiscal 2013, 2012 and 2011, respectively.  The purchase of Jetboil in fiscal 2013 used cash of $15,420.  The purchase of Waypoint Technologies Inc. and Pro Map Technologies Inc., the maker of LakeMaster brand high definition electronic lake charts, used $3,969 of cash in fiscal 2011.  Expenditures for property, plant and equipment were $16,333, $12,032 and $9,367 in fiscal 2013, 2012 and 2011, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities
The following table sets forth the Company’s debt and capital structure at the end of the past two fiscal years:

(thousands, except share data)	2013	2012
Current debt	$539	$526
Long-term debt	7,794	8,334
Total debt	8,333	8,860
Shareholders' equity	197,668	173,604
Total capitalization	$206,001	182,464
Total debt to total capitalization	4%	5%

Cash flows used for financing activities totaled $1,041 in fiscal 2013 compared to $5,256 in 2012 and $8,648 in 2011.  Payments on long-term debt were $528, $6,112 and $1,292 in fiscal 2013, 2012 and 2011, respectively.  The Company had current maturities of its long-term debt of $539 and $526 as of September 27, 2013 and September 28, 2012, respectively, and no outstanding borrowings on its revolving credit facilities as of the end of either fiscal year.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $7,794 and $8,334 as of September 27, 2013 and September 28, 2012, respectively.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at September 27, 2013.

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

On September 16, 2013, the Company and certain of its subsidiaries entered into a new credit facility with PNC Bank National Association and certain other lenders which terminated the Amended Revolving Credit and Security agreement with PNC Bank National Association and the other lenders named therein, dated as of November 16, 2010.  The new credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank, National Association, as lender and as administrative agent and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has a 60 month term and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowing may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at September 27, 2013 was approximately 1.42%.

The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  The Revolving Credit Agreement limits asset or stock acquisitions to no more than $20,000 in the event that the Company’s consolidated leverage ratio is greater than 2.5 times.  No limits are imposed if the Company’s consolidated leverage ratio is less than 2.5 times and the remaining borrowing availability under the Revolver is greater than $10,000 at the time of the acquisition.  The Revolving Credit Agreement limits the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year.  The Company may declare, and pay, dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends or repurchases of common stock exceed $10,000 in any fiscal year.  The Revolving Credit Agreement includes maximum leverage ratio and minimum interest coverage ratio limitations.

Concurrent with the execution of the Revolving Credit Agreement described above, Johnson Outdoors Canada Inc. repaid and terminated its Amended Revolving Credit and Security Agreement with PNC Bank Canada Branch dated as of November 16, 2010.

As of September 27, 2013, the Company held approximately $45,900 of cash and cash equivalents in bank accounts in foreign jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations at September 27, 2013.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$8,333	$539	$731	$799	$6,264
Short-term debt	-	-	-	-	-
Operating lease obligations	19,942	6,646	9,853	2,807	636
Open purchase orders	64,369	64,369	-	-	-
Contractually obligated interest payments	3,934	453	782	702	1,997
Total contractual obligations	$96,578	$72,007	$11,366	$4,308	$8,897

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at September 27, 2013 were $846 compared to $1,401 on September 28, 2012 and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 27, 2013 or September 28, 2012.

The Company has no other off-balance sheet arrangements.

The Company anticipates making contributions to its defined benefit pension plans of $492 through October 3, 2014.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 21% of the Company’s revenues for the fiscal year ended September 27, 2013 were denominated in currencies other than the U.S. dollar.  Approximately 11% were denominated in euros, with the remaining 10% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company's term loans outstanding at September 27, 2013:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$82

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

In assessing the recoverability of the Company's goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.

The discounted cash flow analysis used to estimate fair value requires a number of key estimates and assumptions.  The Company estimates the future cash flows of the reporting units based on historical and forecasted revenues and operating costs and applies a discount rate to the estimated future cash flows for purposes of the valuation.  This discount rate is based on the estimated weighted average cost of capital, which includes certain assumptions made by management such as market capital structure, market betas, the risk-free rate of return and estimated costs of borrowing.  Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis in a given year.

In assessing the recoverability of the Company's other indefinite lived intangible assets, the Company estimates the fair value of the various intangible assets.  The fair value of trademarks and patents is estimated using the relief from royalty method.  If the fair value of an intangible assets exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the intangible asset, an impairment loss is recognized for the amount of the difference.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Application of alternative assumptions, such as changes in the estimate of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 27, 2013, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2013 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

The report of management required under this Item 9A is included on page F-2 of the Company’s Consolidated Financial Statements attached to this Report under the heading “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2014.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2014.

The Audit Committee of the Company's Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr. and Edward F. Lang, III.

ITEM 11.   EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2014.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2014, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2014.

Equity Compensation Plan Information
The following table summarizes share information, as of September 27, 2013, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2003 and 2012 Non-Employee Director Stock Ownership Plans, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employees' Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2010 Long-Term Stock Incentive Plan	-	$-	720,658
2012 Non-Employee Director Stock Ownership Plan	6,600	-	43,400
2003 Non-Employee Director Stock Ownership Plan	15,066	18.16	15,066
2009 Employees' Stock Purchase Plan	-	-	44,166
Total All Plans	21,666	18.16	823,290

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2014. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2014.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2014.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:
●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets – September 27, 2013 and September 28, 2012
●	Consolidated Statements of Operations – Years ended September 27, 2013, September 28, 2012 and September 30, 2011
●	Consolidated Statements of Comprehensive Income - Years ended September 27, 2013, September 28, 2012 and September 30, 2011
●	Consolidated Statements of Shareholders’ Equity – Years ended September 27, 2013, September 28, 2012 and September 30, 2011
●	Consolidated Statements of Cash Flows – Years ended September 27, 2013, September 28, 2012 and September 30, 2011
●	Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 6th day of December 2013.

JOHNSON OUTDOORS INC.
(Registrant)

BY /s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of December 2013.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)

/s/ Thomas F. Pyle, Jr	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Lead Outside Director

/s/ Terry E. London	Director
(Terry E. London)

/s/ John M. Fahey, Jr	Director
(John M. Fahey, Jr.)

/s/ W. Lee McCollum	Director
(W. Lee McCollum)

/s/ Edward F. Lang, III	Director
(Edward F. Lang, III)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title
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

10.6+	Form of Restricted Stock Agreement. (Filed as Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-23299 and incorporated herein by reference.)

10.7+	Form of Supplemental Retirement Agreement of Johnson Diversified, Inc. (Filed as Exhibit 10.9 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.8+	Johnson Outdoors Retirement and Savings Plan. (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended September 29, 1989 and incorporated herein by reference.)

10.9+	Form of Agreement of Indemnity and Exoneration with Directors and Officers. (Filed as Exhibit 10.11 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.10	Consulting and administrative agreements with S. C. Johnson & Son, Inc. (Filed as Exhibit 10.12 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)

10.11+	Johnson Outdoors Inc. 1994 Long-Term Stock Incentive Plan. (Filed as Exhibit 4 to the Company’s Form S-8 Registration Statement No. 333-88091 and incorporated herein by reference.)

10.12+	Johnson Outdoors Economic Value Added Bonus Plan (Filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended October 1, 1997 and incorporated herein by reference.)

10.13+	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)

10.14+
Share Purchase and Transfer Agreement, dated as of August 28, 2002, by and between, among others, Johnson Outdoors Inc. and an affiliate of Bain Capital Fund VII-E (UK), Limited Partnership. (Filed as Exhibit 2.1 to the Company’s Form 8-K dated September 9, 2002 and incorporated herein by reference.)

10.15+	Johnson Outdoors Inc. Worldwide Key Executive Phantom Share Long-Term Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q dated March 28, 2003 and incorporated herein by reference.)

10.16+
Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan. (Filed as an appendix to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 28, 2008 and incorporated herein by reference.)

10.17	Stock Purchase Agreement by and between Johnson Outdoors Inc. and TFX Equities Incorporated. (Filed as Exhibit 2.1 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.18
Intellectual Property Purchase Agreement by and among Johnson Outdoors Inc., Technology Holding Company II and Teleflex Incorporated. (Filed as Exhibit 2.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.19+	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.20+
Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.21+
Form of Stock Option Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.22
Revolving Credit and Security Agreement dated as of September 16, 2013 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, and the other lenders named therein (filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 18, 2013).

10.23
Term Loan Agreement (loan number 15613) dated as of September 29, 2009 among Techsonic Industries Inc., Johnson Outdoors Marine Electronics LLC and Ridgestone Bank (filed as Exhibit 99.3 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.24
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

10.28+	Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan (filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.

10.29+	Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.

21	Subsidiaries of the Company as of September 27, 2013.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

101
The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on our assessment, management believes that, as of September 27, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Helen P. Johnson-Leipold	David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited Johnson Outdoors Inc.'s internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Johnson Outdoors Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Johnson Outdoors Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Johnson Outdoors Inc. and subsidiaries and our report dated December 6, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Milwaukee, Wisconsin
December 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of September 27, 2013 and September 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 27, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Johnson Outdoors Inc. as of September 27, 2013 and September 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Johnson Outdoors Inc.’s internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated December 6, 2013 expressed an unqualified opinion on the effectiveness of Johnson Outdoors Inc.’s internal control over financial reporting.

/s/McGladrey LLP

Milwaukee, Wisconsin
December 6, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 27	September 28	September 30
(thousands, except per share data)	2013	2012	2011
Net sales	$426,461	$412,292	$407,422
Cost of sales	255,412	247,970	244,287
Gross profit	171,049	164,322	163,135
Operating expenses:
Marketing and selling	88,218	88,468	90,336
Administrative management, finance and information systems	41,894	43,209	40,310
Litigation settlement recovery	-	(3,500)	-
Research and development	15,346	14,732	14,819
Total operating expenses	145,458	142,909	145,465
Operating profit	25,591	21,413	17,670
Interest income	(91)	(140)	(90)
Interest expense	1,285	2,258	3,220
Other (income) expense, net	(263)	(631)	2,290
Income before income taxes	24,660	19,926	12,250
Income tax expense (benefit)	5,333	9,792	(20,394)
Net income	$19,327	$10,134	$32,644

Weighted average common shares - Basic:
Class A	8,305	8,155	8,045
Class B	1,212	1,216	1,216
Dilutive stock options and restricted stock units	6	8	26
Weighted average common shares - Dilutive	9,523	9,379	9,287
Net income per common share - Basic:
Class A	$1.98	$1.04	$3.40
Class B	$1.79	$0.94	$3.07
Net income per common share - Diluted:
Class A	$1.95	$1.03	$3.36
Class B	$1.95	$1.03	$3.36

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	September 27	September 28	September 30
(thousands, except per share data)	2013	2012	2011
Comprehensive income:
Net income	$19,327	$10,134	$32,644
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(28)	(2,462)	2,506
Write off of currency translation adjustment (gain) loss	(84)	552	-
Change in pension plans, net of tax of $1,976, $977 and $1,584, respectively	3,223	(1,594)	(737)
Amortization of unrealized loss on interest rate swap	138	789	990
Total other comprehensive income	3,249	(2,715)	2,759
Total comprehensive income	$22,576	$7,419	$35,403

The accompanying notes are an integral part of the Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

	September 27	September 28
(thousands, except share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$55,694	$58,904
Accounts receivable, net	44,104	40,673
Inventories	76,363	67,058
Deferred income taxes	7,869	8,645
Other current assets	4,542	7,672
Total current assets	188,572	182,952
Property, plant and equipment, net of accumulated
depreciation of $103,314 and $98,235, respectively	43,394	36,667
Deferred income taxes	8,039	14,808
Goodwill	21,053	14,466
Other intangible assets, net	15,068	4,309
Other assets	12,224	10,430
Total assets	$288,350	$263,632
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable and revolving credit lines	$-	$-
Current maturities of long-term debt	539	526
Accounts payable	26,466	24,559
Accrued liabilities:
Salaries, wages and benefits	17,702	15,365
Accrued warranty	5,214	4,751
Income taxes payable	1,300	582
Other	12,151	13,184
Total current liabilities	63,372	58,967
Long-term debt, less current maturities	7,794	8,334
Deferred income taxes	1,114	694
Retirement benefits	6,346	11,827
Other liabilities	12,056	10,206
Total liabilities	90,682	90,028
Shareholders' equity:
Preferred stock: none issued	-	-
Common stock:
Class A shares issued and outstanding:	438	434
September 27, 2013: 8,724,984 September 28, 2012: 8,676,703
Class B shares issued and outstanding:	61	61
September 27, 2013: 1,212,420 September 28, 2012: 1,215,758
Capital in excess of par value	66,374	64,184
Retained earnings	112,144	92,817
Accumulated other comprehensive income	19,366	16,117
Treasury stock at cost, shares of Class A common
stock: 34,766 and 516, respectively	(715)	(9)
Total shareholders' equity	197,668	173,604
Total liabilities and shareholders' equity	$288,350	$263,632

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT OCTOBER 1, 2010	9,579,777	$479	$59,779	$50,039	$(1)	$16,073
Net income		-	-	32,644	-	-
Exercise of stock options	40,780	2	218	-	-	-
Issuance of stock under employee stock purchase plan	5,475	-	88	-	-	-
Award of non-vested shares	157,359	8	-	-	-	-
Stock-based compensation	-	-	1,436	-	-	-
Currency translation adjustment	-	-	-	-	-	2,506
Change in pension plans, net of tax of $1,584	-	-	-	-	-	(737)
Reissue of treasury stock	-	-	-	-	1	-
Amortization of unrealized loss on interest rate swaps	-	-	-	-	-	990

BALANCE AT SEPTEMBER 30, 2011	9,783,391	489	61,521	82,683	-	18,832
Net income	-	-	-	10,134	-	-
Exercise of stock options	37,285	2	269	-	-	-
Issuance of stock under employee stock purchase plan	10,349	1	167	-	-	-
Award of non-vested shares, net of forfeitures	61,952	3	-	-	-	-
Stock-based compensation	-	-	1,666	-	-	-
Tax effects on stock based awards	-	-	594	-	-	-
Currency translation adjustment	-	-	-	-	-	(2,462)
Write off of currency translation adjustment loss	-	-	-	-	-	552
Change in pension plans, net of tax of $977	-	-	-	-	-	(1,594)
Purchase of treasury stock at cost	(6,621)	-	-	-	(9)	-
Reissue of treasury stock	6,105	-	(33)	-	-	-
Amortization of unrealized loss on interest rate swaps	-	-	-	-	-	789

BALANCE AT SEPTEMBER 28, 2012	9,892,461	495	64,184	92,817	(9)	16,117
Net income	-	-	-	19,327	-	-
Issuance of stock under employee stock purchase plan	9,562	1	227	-	-	-
Award of non-vested shares	70,545	3	(3)	-	-	-
Stock-based compensation	-	-	1,488	-	-	-
Tax effects on stock based awards	-	-	572	-	-	-
Currency translation adjustment	-	-	-	-	-	(28)
Write off of currency translation adjustment gain	-	-	-	-	-	(84)
Change in pension plans, net of tax of $1,976	-	-	-	-	-	3,223
Purchase of treasury stock at cost	(43,464)	-	-	-	(886)	-
Reissue of treasury stock	8,300	-	(94)	-	180	-
Amortization of unrealized loss on interest rate swaps	-	-	-	-	-	138

BALANCE AT SEPTEMBER 27, 2013	9,937,404	$499	$66,374	$112,144	$(715)	$19,366

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 27 2013	September 28 2012	September 30 2011

CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$19,327	$10,134	$32,644
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	9,105	10,473	9,843
Amortization of intangible assets	650	1,057	729
Amortization of deferred financing costs	315	352	305
Stock based compensation	1,488	1,666	1,436
Amortization of deferred loss on interest rate swap	138	789	990
Write off of currency translation adjustment (gain) loss	(84)	552	-
Provision for doubtful accounts receivable	769	1,558	448
Provision for inventory reserves	1,269	2,307	3,317
Deferred income taxes	1,613	6,989	(21,999)
Change in operating assets and liabilities, net of effects of acquired business:
Accounts receivable, net	(3,144)	4,591	(581)
Inventories, net	(8,115)	(1,507)	588
Accounts payable and accrued liabilities	3,336	(2,949)	3,095
Other current assets	3,377	(2,548)	708
Other non-current assets	(1,817)	(2,613)	242
Other long-term liabilities	1,595	579	(1,276)
Other, net	181	334	491
	30,003	31,764	30,980
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(15,420)	-	(3,969)
Capital expenditures	(16,333)	(12,032)	(9,367)
Proceeds from sales of property, plant and equipment	-	1,243	13
	(31,753)	(10,789)	(13,323)
CASH USED FOR FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	-	-	(7,546)
Principal payments on senior notes and other long-term debt	(528)	(6,112)	(1,292)
Deferred financing costs paid to lenders	(339)	-	(133)
Common stock transactions	712	963	323
Purchases of treasury stock	(886)	(107)	-
	(1,041)	(5,256)	(8,648)
Effect of foreign currency rate changes on cash	(419)	(1,329)	2,189
(Decrease) increase in cash and cash equivalents	(3,210)	14,390	11,198
CASH AND CASH EQUIVALENTS
Beginning of period	58,904	44,514	33,316
End of period	$55,694	$58,904	$44,514

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2013

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 27, 2013 (hereinafter 2013),  September 28, 2012 (hereinafter 2012) and September 30, 2011 (hereinafter 2011) each comprised 52 weeks.

Cash and Cash Equivalents

The Company considers all short-term investments in interest-bearing bank accounts, and all securities and other instruments with an original maturity of three months or less, to be equivalent to cash.  Cash equivalents are stated at cost which approximates market value.

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

Inventories at the end of the respective fiscal years consisted of the following:

	September 27	September 28
	2013	2012
Raw materials	$27,935	$26,610
Work in process	198	1,324
Finished goods	48,230	39,124
	$76,363	$67,058

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

Property, plant and equipment at the end of the respective years consisted of the following:

	2013	2012
Property improvements	$596	$599
Buildings and improvements	19,379	19,336
Furniture, fixtures and equipment	126,733	114,967
	146,708	134,902
Less accumulated depreciation	103,314	98,235
	$43,394	$36,667

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of the fair value of the applicable reporting unit.  Estimated fair value is based on management judgments and assumptions and the Company cannot predict what future events may occur that could adversely affect the reported value of its goodwill.  The fair values as determined by management are compared with the aggregate carrying values of the reporting units.  If the fair value of the reporting unit is greater than its carrying amount, there is no impairment.  If the reporting unit carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

The second step calculates the implied fair value of the goodwill which is compared to its carrying value.  If the implied fair value is less than the carrying value, an impairment loss is recognized equal to the difference.

The results of the impairment tests performed in 2013 and 2012 indicated no impairment to the Company’s goodwill. Due to the uncertainty of future events, the Company cannot assure that growth rates will not be lower than expected, discount rates will not increase or the projected cash flows of the individual reporting units will not decline, all of which factors could impact the carrying value of remaining goodwill in future periods.

As of September 27, 2013, the Company’s Watercraft segment had no carrying amount of goodwill and as of September 28, 2012, the Company’s Outdoor Equipment and Watercraft segments had no carrying amount of goodwill.  The changes in the carrying amount of those segments with goodwill and the composition of consolidated net goodwill for fiscal 2013 and 2012 were as follows:

	Segment				Consolidated
	Marine Electronics	Diving	Outdoor Equipment	Consolidated	Gross Goodwill	Accumulated Impairment	Total
Balance at September 30, 2011	$10,397	$4,254	$-	$14,651	$54,566	$39,915	$14,651
Amount attributable to movements in foreign currency rates	(35)	(150)	-	(185)	(185)	-	(185)
Balance at September 28, 2012	$10,362	$4,104	$-	$14,466	$54,381	$39,915	$14,466
Jetboil acquisition	-	-	6,475	6,475	6,475	-	6,475
Amount attributable to movements in foreign currency rates	5	107	-	112	112	-	112
Balance at September 27, 2013	$10,367	$4,211	$6,475	$21,053	$60,968	$39,915	$21,053

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually.  During the fourth quarter of fiscal 2013, the Company completed its annual fair value-based impairment test on indefinite-lived intangible assets.  There was no impairment of indefinite-lived intangible assets recorded for the year ended September 27, 2013 or for the year ended September 28, 2012.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $650, $1,057 and $729 for 2013, 2012 and 2011, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $840, $820, $800, $555 and $445 for fiscal years 2014, 2015, 2016, 2017 and 2018, respectively.

During 2013, the acquisition of Jetboil resulted in indefinite-lived intangible assets of $5,400.

Intangible assets at the end of the last two years consisted of the following:

	2013			2012
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents	$3,937	$(3,598)	$339	$3,614	$(3,411)	$203
Trademarks	1,117	(1,112)	5	1,881	(1,878)	3
Other amortizable intangibles	6,586	(852)	5,734	1,272	(759)	513
Non-amortized trademarks	8,990	-	8,990	3,590	-	3,590
	$20,630	$(5,562)	$15,068	$10,357	$(6,048)	$4,309

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of these assets may not be fully recoverable, and it performs an undiscounted cash flow analysis to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets.   In 2012, the Company recorded impairment on the Geonav trademark held by the Marine Electronics business, reducing its fair value to $0.  During 2011, the Company recognized impairment of $334 on part of its facility in Ferndale, Washington in order to write the asset down to its estimated fair value of $1,300.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended September 27, 2013.

Balance at October 1, 2010	$4,589
Expense accruals for warranties issued during the period	4,551
Less current period warranty claims paid	3,985
Balance at September 30, 2011	$5,155
Expense accruals for warranties issued during the period	3,740
Less current period warranty claims paid	4,144
Balance at September 28, 2012	$4,751
Expense accruals for warranties issued during the period	2,901
Less current period warranty claims paid	2,438
Balance at September 27, 2013	$5,214

Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive income (loss)” on the accompanying balance sheets as of  the end of fiscal year 2013, 2012 and 2011 were as follows:

	2013			2012			2011
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$23,789	$-	$23,789	$23,901	$-	$23,901	$25,811	$-	$25,811
Unamortized loss on pension plans	(5,008)	585	(4,423)	(10,207)	2,561	(7,646)	(7,636)	1,584	(6,052)
Unrealized loss on interest rate swaps	-	-	-	(138)	-	(138)	(927)	-	(927)
Accumulated other comprehensive income	$18,781	$585	$19,366	$13,556	$2,561	$16,117	$17,248	$1,584	$18,832

Earnings per Share (“EPS”)

Net income or loss per share of Class A common stock and Class B common stock is computed using the two-class method.  Grants of restricted stock (whether vested or unvested) which receive non-forfeitable dividends are required to be included as part of the basic weighted average share calculation under the two-class method.

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

For the years ended September 27, 2013, September 28, 2012 and September 30, 2011, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

Diluted EPS
Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options, restricted stock units and non-vested restricted stock. Anti-dilutive stock options, restricted stock units and non-vested stock are excluded from the calculation of diluted EPS.  The computation of diluted net income per share of Class A common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B common shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options, restricted stock units and non-vested stock is excluded and diluted loss per share is equal to basic loss per share.

For the years ended September 27, 2013, September 28, 2012 and September 30, 2011, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 0, 5,850 and 15,066 for the years ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 386,409, 495,235 and 472,761 for the years ended September 27, 2013, September 28, 2012 and September 30, 2011, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2013	2012	2011
Net income	$19,327	$10,134	$32,644
Less: Undistributed earnings reallocated to non-vested shareholders	(792)	(506)	(1,429)
Dilutive earnings	$18,535	$9,628	$31,215
Weighted average common shares – Basic:
Class A	8,305	8,155	8,045
Class B	1,212	1,216	1,216
Dilutive stock options and restricted stock units	6	8	26
Weighted average common shares - Dilutive	9,523	9,379	9,287
Net income per common share – Basic:
Class A	$1.98	$1.04	$3.40
Class B	$1.79	$0.94	$3.07
Net income per common share – Diluted:
Class A	$1.95	$1.03	$3.36
Class B	$1.95	$1.03	$3.36

Stock-Based Compensation

Stock-based compensation cost is recorded for all option grants and awards of non-vested stock and restricted stock units based on their grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award. No stock options were granted in 2013, 2012 or 2011.  See Note 10 of these Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, non-vested stock, and employee stock purchase plans.

Income Taxes

The Company provides for income taxes currently payable and deferred income taxes resulting from temporary differences between financial statement and taxable income.  Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.  Deferred income tax assets and liabilities are determined based on the difference between the amounts reported in the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  A valuation allowance is established if it is more likely than not that some portion or all of a deferred income tax asset will not be realized. See Note 6 of these Notes to Consolidated Financial Statements for further discussion.

Employee Benefits

The Company and certain of its subsidiaries have various retirement and profit sharing plans.  The Company does not have any significant foreign retirement plans. Pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. The Company’s policy is to annually fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto.  Other retirement costs are funded at least annually.  See Note 7 of these Notes to Consolidated Financial Statements for additional discussion.

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency losses from transactions of $916 and $2,061 in 2013 and 2011, respectively, and currency gains of  $92 in 2012, all of which were included in the “Other (income) expense, net” line of the Company’s Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 21% of the Company’s revenues for the year ended September 27, 2013 were denominated in currencies other than the U.S. dollar. Approximately 11% were denominated in euros, with the remaining 10% denominated in various other foreign currencies.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  In 2013, 2012 and 2011 the Company used foreign currency forward contracts to reduce the economic risk of changes in foreign currency exchange rates on foreign currency borrowings.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

Revenue Recognition

The Company recognizes revenue when all of the following criteria have been met:
●	Persuasive evidence of an arrangement exists. Contracts, internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement.
●	All substantial risk of ownership transfers to the customer. Shipping documents and customer acceptance, when applicable, are used to verify delivery.
●	The fee is fixed or determinable. This is assessed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.
●	Collectability is reasonably assured. Collectability is assessed based on the creditworthiness of the customer as determined by credit checks and analysis, as well as by the customer’s payment history.

Estimated costs of returns and allowances and discounts are accrued as a reduction to sales when revenue is recognized.

Advertising & Promotions

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising and promotions expense in 2013, 2012 and 2011 totaled $22,902, $21,745 and $22,338, respectively. These charges are included in Marketing and selling expenses.  Capitalized advertising costs, included in Other current assets, totaled $1,165 and $1,074 at September 27, 2013 and September 28, 2012, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in Net sales. Shipping and handling costs are included in Marketing and selling expenses and totaled $10,436, $10,803 and $10,591 for 2013, 2012 and 2011, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $19,968, less accumulated amortization of $7,279, at September 27, 2013 and $14,762, less accumulated amortization of $6,626, at September 28, 2012.  These costs are amortized over the expected life of the software of three years.  Amortization expense related to capitalized software in 2013, 2012 and 2011 was $1,268, $2,227 and $1,373, respectively, and is included in Depreciation expense on Plant, Property and Equipment.

Fair Values

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at September 27, 2013 and September 28, 2012 due to the short maturities of these instruments. During 2013, 2012 and 2011, the Company held foreign currency forward contracts and investments in equity and debt securities that were carried at fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

Goodwill and Other Intangible Assets
In assessing the recoverability of the Company's goodwill and other intangible assets, the Company estimates the future discounted cash flows of the business segments to which the goodwill relates.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  In determining estimated future cash flows, the Company makes assumptions regarding anticipated financial position, future earnings and other factors to determine the fair value of the respective assets.

See Note 2 of these Notes to Consolidated Financial Statements for disclosures regarding the fair value of long-term debt and Note 4 of these Notes to Consolidated Financial Statements for disclosures regarding fair value measurement.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires that an entity net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The Company will adopt this guidance effective at the beginning of its 2015 fiscal year. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In February 2013, the FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  The guidance, which becomes effective for the Company on a prospective basis at the beginning of its 2014 fiscal year, requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of operations.  The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements.  This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under both alternatives, companies are required to present each component of net income and comprehensive income. The Company adopted this updated authoritative guidance effective as of September 29, 2012, the beginning of its first quarter of fiscal 2013.  The adoption of this updated authoritative guidance resulted in the addition of separate Consolidated Statements of Comprehensive Income to the Company’s accompanying financial statements but had no effect on our financial condition, results of operations or cash flow.

2   INDEBTEDNESS

Debt was comprised of the following at September 27, 2013 and September 28, 2012:

	September 27 2013	September 28 2012
Term loans	$8,142	$8,456
Revolvers	-	-
Other	191	404
Total debt	8,333	8,860
Less current portion of long term debt	539	526
Less short term notes payable and revolving credit lines	-	-
Total long-term debt	$7,794	$8,334

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at September 27, 2013.

The term loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries and a second priority lien on working capital and certain patents and trademarks of the Company and its subsidiaries.  Any proceeds from the sale of secured property are first applied against the related term loans and then against the Revolvers (as defined below).  The Company's term loans include covenants related to its current ratio, debt to net worth ratio, fixed charge ratio, minimum net worth and capital expenditures.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 7% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

Revolvers

On September 16, 2013, the Company and certain of its subsidiaries entered into a new credit facility with PNC Bank National Association and certain other lenders which terminated the Amended Revolving Credit and Security agreement with PNC Bank National Association and the other lenders named therein, dated as of November 16, 2010. The new credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”). The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders. The Revolver imposes a seasonal borrowing limit such that borrowings may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement. The Company had no borrowings against the Revolving Credit Facility as of September 27, 2013.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at September 27, 2013 was approximately 1.42%.

The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  Under the terms of the Revolver, the Company is required to comply with certain financial and non-financial covenants.  The Revolving Credit Agreement limits asset or stock acquisitions to no more than $20,000 in the event that the Company’s consolidated leverage ratio is greater than 2.5 times.  No limits are imposed if the Company’s consolidated leverage ratio is less than 2.5 times and the remaining borrowing availability under the Revolver is greater than $10,000 at the time of the acquisition.  The Revolving Credit Agreement limits the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year.  The Company may declare, and pay, dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends or repurchases of common stock exceed $10,000 in any fiscal year.  The Revolving Credit Agreement restricts the Company’s ability to incur additional debt and includes maximum leverage ratio and minimum interest coverage ratio covenants.

Concurrent with the execution of the Revolving Credit Agreement described above, Johnson Outdoors Canada Inc. repaid and terminated its Amended Revolving Credit and Security Agreement with PNC Bank Canada Branch dated as of November 16, 2010.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 27, 2013.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $846 and $1,401 at September 27, 2013 and September 28, 2012, respectively.  The Company had no unsecured lines of credit as of September 27, 2013 or September 28, 2012.

Aggregate scheduled maturities of long-term debt as of September 27, 2013 were as follows:

Fiscal Year
2014	$539
2015	363
2016	368
2017	389
2018	410
Thereafter	6,264
Total	$8,333

Interest paid was $915, $1,150 and $1,919 for 2013, 2012 and 2011, respectively.

The weighted average borrowing rate for short-term debt was approximately 2.5%, 2.6% and 3.4% for 2013, 2012 and 2011, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt approximated its carrying value as of September 27, 2013 and September 28, 2012.  See Note 4 of the Notes to Consolidated Financial Statements for additional disclosures regarding the fair value.

Under the Company’s Revolving Credit Agreement, a change in control of the Company would constitute an event of default.  A change in control would be deemed to have occurred if, among other events described in the terms of the Credit Agreement, a person or group other than the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) became or obtain rights as a beneficial owner (as interpreted under the Securities Exchange Act of 1934) of a certain percentage of the outstanding capital stock of the Company, if the Johnson Family ceases to own (without lien or encumbrance) a least a certain percentage of the shares of capital stock of the Company with voting power or if the members of the Company’s Board of Directors as of the date of the Credit Agreement (together with any new directors elected to the Board who were also approved for appointment by the then serving directors) cease for any reason to constitute a majority of the Company’s Board of Directors.   At November 29, 2013, the Johnson Family held 3,801,334 shares or approximately 44% of the Class A common stock, 1,211,196 shares or approximately 100% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole.

3   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following disclosures describe the Company’s objectives in using derivative instruments, the business purpose or context for using derivative instruments, and how the Company believes the use of derivative instruments helps achieve the stated objectives.  In addition, the following disclosures describe the effects of the Company’s use of derivative instruments and hedging activities on its financial statements.  See Note 4 of the Notes to Consolidated Financial Statements for disclosures regarding the fair value and effects of changes in the fair value of derivative instruments.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 21% of the Company’s revenues for the fiscal year ended September 27, 2013 were denominated in currencies other than the U.S. dollar.  Approximately 11% were denominated in euros, with the remaining 10% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

As of September 27, 2013, the Company held no foreign currency forward contracts.

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

The Company held no interest rate swap contracts in 2013 or 2012.  As of September 27, 2013, the Company was unhedged with respect to interest rate risk on its floating rate debt.

The following discloses the location of loss reclassified from Accumulated Other Comprehensive Income (“AOCI”) into net income related to previously held derivative instruments during the years ended September 27, 2013, September 28, 2012, and September 30, 2011:

Loss reclassified from AOCI into:	2013	2012	2011

Interest expense	$138	$789	$990

The following discloses the location and amount of income or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the years ended September 27, 2013, September 28, 2012, and September 30, 2011:

	Location of loss (gain)
Derivatives not designated as	recognized in Statement
hedging instruments	of Operations	2013	2012	2011

Foreign exchange forward contract	Other (income) expense, net	$13	$306	$(361)

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

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.
●	Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes the Company's financial assets measured at fair value as of September 27, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$8,948	$-	$-	$8,948

The following table summarizes the Company's financial assets measured at fair value as of September 28, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$7,289	$-	$-	$7,289
Foreign currency forward contracts	-	173	-	173

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

The fair value of the foreign exchange forward contract reported above was measured using the market value approach based on foreign currency exchange rates and the notional amount of the forward contract. The mark-to-market adjustments are recorded in “Other (income) expense, net.”  See Note 2 of the Notes to Consolidated Financial Statements for information regarding the fair value of the Company’s debt instruments.  See Note 3 of the Notes to Consolidated Financial Statements for information regarding the Company’s usage of derivative instruments.

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended September 27, 2013, September 28, 2012 and September 30, 2011, was:

	Location of (income) loss recognized in Statement of Operations	2013	2012	2011

Rabbi trust assets	Other (income) expense, net	$(1,013)	$(1,153)	$382
Foreign currency forward contracts	Other (income) expense, net	13	306	(361)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.

During 2012, the Company recorded impairment on a trademark held by the Marine Electronics business, reducing its fair value to $0.  A $609 charge was included in “Administrative management, finance and information systems” expenses in the Marine Electronics segment related to this impairment during 2012.  During 2011, the Company recognized impairment of $334 on part of its facility in Ferndale, Washington in order to write the asset down to its estimated fair value of approximately $1,300.  The fair value of the facility was determined using a market approach based on recent selling prices of comparable properties. The impairment charge was included in “Other (income) expense, net” in the Company’s accompanying Consolidated Statements of Operations in the Watercraft segment.  This facility was sold in 2012 for approximately its fair value.  No assets or liabilities were measured at fair value on a non-recurring basis in 2013.

The following table summarizes the Company's assets measured at fair value on a non-recurring basis as of September 28, 2012 and the losses recognized as a result of this measurement in 2012:

	Level 1	Level 2	Level 3	Losses incurred

Other Intangibles	$-	$-	$-	$609

5   LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at September 27, 2013 were as follows:

Year	Related parties included in total	Total
2014	$1,015	$6,646
2015	844	5,590
2016	878	4,263
2017	909	2,144
2018	-	663
Thereafter	-	636

Rental expense under all leases was approximately $8,627, $9,126 and $8,731 for 2013, 2012 and 2011, respectively.  Rent expense to related parties was $1,127, $1,124 and $849 for 2013, 2012 and 2011, respectively.

6   INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2013	2012	2011
United States	$19,885	$20,332	$11,133
Foreign	4,775	(406)	1,117
	$24,660	$19,926	$12,250

Income tax expense (benefit) for the respective years consisted of the following:

	2013	2012	2011
Current:
Federal (net of tax benefit from operating loss carryforward of $0, $3,098 and $2,505, respectively)	$2,832	$828	$-
State	470	378	642
Foreign	1,437	1,595	2,000
Deferred	594	6,991	(23,036)
	$5,333	$9,792	$(20,394)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2013	2012
Deferred tax assets:
Inventories	$1,974	$3,700
Compensation	7,074	8,635
Tax credit carryforwards	6,385	8,331
Goodwill and other intangibles	-	3,181
Net operating loss carryforwards	7,215	7,507
Depreciation and amortization	-	220
Other	5,109	5,178
Total gross deferred tax assets	27,757	36,752
Less valuation allowance	9,479	13,299
Deferred tax assets	18,278	23,453
Deferred tax liabilities:
Goodwill and other intangibles	1,279	-
Depreciation and amortization	1,091	-
Foreign statutory reserves	1,114	694
Net deferred tax assets	$14,794	$22,759

The net deferred tax assets recorded in the Consolidated Balance Sheet as of the fiscal years ended September 27, 2013 and September 28, 2012 were as follows:

	2013	2012
Current assets	$7,869	$8,645
Non-current assets	8,039	14,808
Non-current liabilities	1,114	694
Net deferred tax assets	$14,794	$22,759

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2013	2012	2011
Statutory U.S. federal income tax rate	35.0	35.0	35.0
Foreign rate differential	(4.1)	(1.0)	(0.9)
State income tax, net of federal benefit	4.5	3.1	4.2
Tax credit	(3.1)	-	(2.4)
Increase (Decrease) in valuation reserve
for deferred tax assets	(11.5)	7.1	(211.0)
Other	0.8	4.9	8.6
	21.6	49.1	(166.5)

The Company’s net operating loss carryforwards and their expirations as of September 27, 2013 were as follows:

	State	United States	Foreign	Total
Year of expiration
2014-2018	$1,673	$-	$1,226	$2,899
2019-2023	1,049	-	1,501	2,550
2024-2028	3,211	-	2,006	5,217
2029-2033	29,739	-	594	30,333
Indefinite	-	-	9,135	9,135
Total	$35,672	$-	$14,462	$50,134

The Company has tax credit carryforwards comprised of foreign tax credits, research and development and other state credits as shown in the table below.

	State	Federal	Total
Year of expiration
2014-2018	$767	$-	$767
2019-2023	1,143	2,464	3,607
2024-2028	767	386	1,153
2029-2033	-	765	765
Indefinite	-	93	93
Total	$2,677	$3,708	$6,385

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

For 2013, the positive impact of the valuation allowance in the amount of $2,831 on tax expense was primarily the result of the expected usage of foreign tax credits of $3,076, offset in part by increases in foreign valuation allowances of $244.  Operating losses in France, Netherlands, New Zealand and the United Kingdom were partially offset by income in Italy, Spain and Japan.

The change in the valuation allowance in 2012 provided a negative impact of $1,410 to the effective tax expense.  This amount was primarily the result of increases in foreign valuation allowances of $1,787, which were partially offset by U.S. usage of tax attributes totaling $377.  In fiscal 2012, the Company established a valuation allowance of $173 against the net deferred tax assets in the New Zealand tax jurisdiction based on a cumulative earnings deficit.  Additional operating losses in France, Japan, Italy, Spain and United Kingdom also increased the valuation allowance by $1,614 in fiscal 2012.

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

Taxes paid were $2,399, $3,163 and $878 for 2013, 2012 and 2011, respectively.

The decrease in deferred tax assets due to utilization of U.S. federal net operating loss carryforwards was $0, $5,260 and $3,135 for 2013, 2012 and 2011, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the last three fiscal years was as follows:

Balance at October 1, 2010	$1,255
Settlement	(168)
Lapse of statute of limitations	(122)
Gross increases - tax positions in period	719
Balance at September 30, 2011	$1,684
Settlement	(773)
Lapse of statute of limitations	(123)
Gross increases - tax positions in period	1,112
Balance at September 28, 2012	$1,900
Settlement	(186)
Lapse of statute of limitations	(214)
Gross increases - tax positions in period	655
Balance at September 27, 2013	$2,155

Unrecognized tax benefits are included in accrued taxes in the accompanying Consolidated Balance Sheets.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total accrued interest with respect to income taxes was approximately $354 and $361 for the years ended September 27, 2013 and September 28, 2012, respectively.  Interest of ($6), $113 and $39 was recorded as a component of income tax expense (benefit) in the accompanying Consolidated Statements of Operations during fiscal years 2013, 2012 and 2011, respectively.

The Company is currently undergoing an examination in Italy.  There was a change in unrecognized tax benefits as a result of the settlement of a tax audit in Italy in the year ended September 28, 2012 and in Germany in the year ended September 30, 2011.  The amount of unrecognized tax benefits recognized within the next twelve months may decrease due to expiration of the statute of limitations for certain years in various jurisdictions.  However, it is possible that a jurisdiction may open an audit prior to the statute expiring or one of the above audits may adjust the Company’s tax filings.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2010-2013
Canada	2009-2013
France	2009-2013
Germany	2009-2013
Italy	2009-2013
Japan	2012-2013
Switzerland	2003-2013

The Company has not provided additional U.S. income taxes on $118,542 of undistributed earnings of consolidated foreign subsidiaries included in Shareholders’ Equity attributable to Johnson Outdoors.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.  The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.  As of September 27, 2013, the Company held approximately $45,900 of cash and cash equivalents in foreign jurisdictions.

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

The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2013 and 2012 was as follows:

	2013	2012
Projected benefit obligation:
Projected benefit obligation, beginning of year	$25,516	$21,032
Interest cost	997	1,036
Actuarial (gain) loss	(3,649)	4,224
Benefits paid	(813)	(776)
Projected benefit obligation, end of year	22,051	25,516
Fair value of plan assets:
Fair value of plan assets, beginning of year	13,673	11,304
Actual gain on plan assets	1,861	2,259
Company contributions	1,143	886
Benefits paid	(813)	(776)
Fair value of plan assets, end of year	15,864	13,673
Funded status of the plans	(6,187)	(11,843)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current pension liabilities	191	191
Non-current pension liabilities	5,996	11,650
Accumulated other comprehensive loss	(5,008)	(10,207)
Components of accumulated other comprehensive loss:
Net actuarial loss	(5,008)	(10,207)
Accumulated other comprehensive loss	$(5,008)	$(10,207)

Net periodic benefit cost for the non-contributory defined benefit pension plans for the respective years included the following pre-tax amounts:

	2013	2012	2011
Interest cost	$997	$1,036	$1,003
Expected return on plan assets	(977)	(942)	(962)
Amortization of unrecognized net actuarial loss	666	335	177
Net periodic pension cost	686	429	218
Other changes in benefit obligations recognized in other comprehensive income (loss), (OCI):
Net actuarial (gain) loss	(5,199)	2,571	2,321
Total recognized in net periodic pension cost and OCI	$(4,513)	$3,000	$2,539

The Company expects to recognize $333 of unrecognized loss amortization as a component of net periodic benefit cost in 2014.  This amount is included in accumulated other comprehensive income as of September 27, 2013.

At September 27, 2013, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $22,051 and $15,864, respectively, and there were no plans with plan assets in excess of benefit obligations. At September 28, 2012, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $25,516 and $13,673, respectively, and there were no plans with plan assets in excess of benefit obligations.

The Company anticipates making contributions to the defined benefit pension plans of $492 through October 3, 2014.

Estimated benefit payments from the defined benefit plans to participants for the five years ending September 30, 2018 and five years thereafter are as follows:

2014	$900
2015	912
2016	967
2017	978
2018	1,032
Five years thereafter	5,748

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years were as follows:

	Projected Benefit Obligation			Net Periodic Pension Cost
	2013	2012	2011	2013	2012	2011
Discount rate	5.00%	4.00%	5.00%	4.00%	5.00%	5.25%
Long-term rate of return	N/A	N/A	N/A	7.50%	7.50%	7.50%
Average salary increase rate	N/A	N/A	N/A	N/A	N/A	N/A

The change in discount rates in 2013 resulted in an actuarial gain of approximately $3,500.  The remainder of the actuarial gain for 2013 was related to adjustments to mortality tables, other modifications to actuarial assumptions and investment returns in excess of, or less than estimates.  In 2012 and 2011, the impact of the change in discount rates was actuarial losses of approximately $3,600 and $750, respectively. The remainder of the actuarial losses for each year resulted from adjustments to mortality tables, other modifications to actuarial assumptions and investment returns in excess of, or less than estimates.

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

The Company’s pension plans’ weighted average asset allocations at September 27, 2013 and September 28, 2012, by asset category were as follows:

	2013	2012
Equity securities	76%	74%
Fixed income securities	23%	25%
Other securities	1%	1%
	100%	100%

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

The following table summarizes the Company’s pension plan assets measured at fair value as of September 27, 2013:

	Level 1	Level 2	Level 3	Total
Description:
Mutual fund	$15,560	$-	$-	$15,560
Money market funds	34	-	-	34
Group annuity contract	-	-	270	270
Total	$15,594	$-	$270	$15,864

The following table summarizes the Company’s pension plan assets measured at fair value as of September 28, 2012:

	Level 1	Level 2	Level 3	Total
Description:
Mutual fund	$13,290	$-	$-	$13,290
Money market funds	52	-	-	52
Group annuity contract	-	-	331	331
Total	$13,342	$-	$331	$13,673

The tables below set forth a summary of changes in fair value of the Company’s Level 3 pension plan assets for the years ended September 27, 2013 and September 28, 2012:

	2013	2012
Level 3 assets, beginning of year	$331	$447
Purchases	6	8
Unrealized gain (loss)	1	(7)
Sales	(68)	(117)
Level 3 assets, end of year	$270	$331

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

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is classified as Other liabilities on our accompanying Consolidated Balance Sheets, was approximately $8,946 and $7,310 as of September 27, 2013 and September 28, 2012, respectively.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expense attributable to the defined contribution programs was approximately $931, $882 and $853 for 2013, 2012 and 2011, respectively.

8   PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9   COMMON STOCK

The number of authorized and outstanding shares of each class of the Company's common stock at the end of the respective years was as follows:

	2013	2012
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,724,984	8,676,703
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,212,420	1,215,758

Holders of Class A common stock are entitled to elect 25% of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2013 and 2012 there were 3,338 and 84 shares of Class B common stock converted into Class A common stock, respectively. There were no shares of Class A common stock converted into Class B common stock.

10   STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan there were 764,058 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at September 27, 2013.  Shares issued pursuant to the exercise of stock options or grants of restricted stock are typically issued first out of treasury stock to the extent that treasury shares are available.

The Company recognized tax benefits from the exercise of stock options and vesting of restricted stock of $572, $594 and $0 for 2013, 2012 and 2011, respectively.  These amounts were recorded as increases in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and are currently exercisable. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options in 2013, 2012 or 2011.

A summary of stock option activity related to the Company’s plans is shown below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at October 1, 2010	113,704	$8.57
Exercised	(40,780)	5.79
Cancelled	(4,334)	6.28
Outstanding and exercisable at September 30, 2011	68,590	10.37
Exercised	(43,390)	7.79
Cancelled	(1,834)	7.42
Outstanding and exercisable at September 28, 2012	23,366	15.39
Exercised	(8,300)	10.36
Outstanding and exercisable at September 27, 2013	15,066	18.16	$129	1.3

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $26.60 as of September 27, 2013, which would have been received by the option holders had those option holders exercised their stock options as of that date.  The intrinsic values of the stock received upon exercise of such options at their date of exercise during 2013, 2012 and 2011 were $171, $689 and $567, respectively.

The Company received cash proceeds from stock option exercises totaling $86, $338 and $323 for the years ending September 27, 2013, September 28, 2012 and September 30, 2011, respectively.

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

A summary of non-vested stock activity for the two year period ended September 27, 2013 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 30, 2011	472,761	$11.86
Non-vested stock grants	66,312	16.02
Non-vested stock cancelled	(4,360)	9.12
Restricted stock vested	(41,165)	17.81
Non-vested stock at September 28, 2012	493,548	11.95
Non-vested stock grants	70,545	20.66
Restricted stock vested	(177,684)	11.43
Non-vested stock at September 27, 2013	386,409	$13.78

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 43,464 and 6,621 during 2013 and 2012, respectively.  The fair value of restricted stock vested during 2013, 2012 and 2011 was approximately $3,607, $660 and $150, respectively.  The weighted average grant date fair value for non-vested stock issued in 2011 was $13.74.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,400, $1,666 and $1,436 during 2013, 2012 and 2011, respectively.  The tax benefit recognized during 2013 and 2012 related to stock based compensation was $532 and $633.  There were no material tax benefits for stock based compensation recognized during 2011.  Unrecognized compensation cost related to non-vested stock as of September 27, 2013 was $2,303, which amount will be amortized to expense through November 2016 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company have been granted at their fair market value on the date of grant and vest on the one year anniversary of the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.

The Company issued 6,600 restricted stock units at a weighted average grant fair value of $22.73 for the year ended September 27, 2013.  No restricted stock units were granted in 2012 or 2011.

Stock compensation expense, net of forfeitures, related to restricted stock units was $88 for the year ended September 27, 2013.  There was no stock compensation expense related to the issuance of restricted stock units during 2012 or 2011.  Unrecognized compensation cost related to non-vested restricted stock units as of September 27, 2013 was $63, which amount will be amortized to expense through February 2014 or adjusted for changes in future estimated or actual forfeitures.

Employee Stock Purchase Plan

The 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company issued 9,562, 10,349 and 5,475 shares of Class A common stock under the Purchase Plan during the years 2013, 2012 and 2011, respectively, and recognized expense of $41, $30 and $16 in 2013, 2012 and 2011, respectively.

11 RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family and other related parties. These transactions include consulting services, aviation services, office rental, and certain administrative activities. Total costs of these transactions were $1,434, $1,479 and $1,487 for 2013, 2012 and 2011, respectively.  Amounts due to/from related parties were immaterial at September 27, 2013 and September 28, 2012.

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

A summary of the Company’s operations by business segment is presented below:

	2013	2012	2011
Net sales:
Marine Electronics:
Unaffiliated customers	$247,474	$231,014	$221,839
Interunit transfers	270	220	276
Outdoor Equipment:
Unaffiliated customers	44,147	35,267	38,832
Interunit transfers	76	61	50
Watercraft:
Unaffiliated customers	50,745	58,092	57,583
Interunit transfers	113	109	149
Diving
Unaffiliated customers	83,532	87,367	88,627
Interunit transfers	1,004	628	917
Other / Corporate	563	552	541
Eliminations	(1,463)	(1,018)	(1,392)
Total	$426,461	$412,292	$407,422
Operating profit (loss):
Marine Electronics	$32,172	$25,230	$21,074
Outdoor Equipment	2,180	2,831	2,996
Watercraft	(2,116)	(408)	(1,351)
Diving	5,694	6,408	3,610
Other / Corporate	(12,339)	(12,648)	(8,659)
	$25,591	$21,413	$17,670
Depreciation and amortization expense:
Marine Electronics	$5,371	$7,058	$5,694
Outdoor Equipment	1,051	447	479
Watercraft	1,483	1,658	1,454
Diving	839	1,255	1,942
Other / Corporate	1,326	1,464	1,308
	$10,070	$11,882	$10,877
Capital expenditures:
Marine Electronics	$12,400	$9,569	$5,283
Outdoor Equipment	381	791	262
Watercraft	1,282	733	1,274
Diving	973	589	1,269
Other / Corporate	1,297	350	1,279
	$16,333	$12,032	$9,367
Goodwill, net:
Marine Electronics	$10,367	$10,362
Outdoor Equipment	6,475	-
Watercraft	-	-
Diving	4,211	4,104
	$21,053	$14,466
Total assets (end of period):
Marine Electronics	$111,459	$97,261
Outdoor Equipment	43,630	26,978
Watercraft	27,810	32,766
Diving	70,810	70,957
Other / Corporate	34,641	35,670
	$288,350	$263,632

A summary of the Company’s operations by geographic area is presented below:

	2013	2012	2011
Net sales:
United States:
Unaffiliated customers	$327,606	$307,090	$298,193
Interunit transfers	19,881	18,972	18,276
Europe:
Unaffiliated customers	46,740	55,651	66,681
Interunit transfers	12,018	10,776	9,854
Other:
Unaffiliated customers	52,115	49,551	42,548
Interunit transfers	668	2,149	2,324
Eliminations	(32,567)	(31,897)	(30,454)
	$426,461	$412,292	$407,422
Total assets:
United States	$196,166	$167,545
Europe	56,759	57,273
Other	35,425	38,814
	$288,350	$263,632
Long-term assets:
United States	$85,100	$57,894
Europe	5,957	7,350
Other	682	628
	$91,739	$65,872

(1)	Long term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

The Company had no single customer that accounted for more than 10% of its net sales in fiscal 2013, 2012 or 2011.

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

In 2012, the Company received a $3,500 settlement payment resolving an ongoing claim with its insurance carriers, which was recognized in the Company’s Watercraft segment.  As part of the settlement, the Company’s former lawsuit filed in the U.S. District for the Eastern District of Wisconsin against its insurers was dismissed.  The Company originally initiated legal proceedings in May 2005 to seek coverage from its insurers related to an intellectual property dispute between the Company and one of its competitors, which was later settled.

The Company considers the defense of its intellectual property assets to be an ordinary and necessary operating activity essential to maintaining its competitive advantages.  Such activities are not of a financing nature and are not unusual or infrequent.  As a result, and in accordance with the presentation guidance in the Income Statement Subtopics in ASC 225, the Company recognized all of the litigation costs incurred and the payment of the settlement in relation to this matter as a component of operating expenses.  Accordingly, the insurance recovery related to these costs was also recognized in operations as a matter of consistency.

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

The Company incurred costs related to the clean-up and repair of the facility and equipment, losses of inventory and fixed assets, rental of temporary office space for administrative and R&D personnel and payroll expenses for labor idled due to the flood totaling approximately $81, $1,578 and 1,868 in 2013, 2012 and 2011, respectively.  The Company received $1,488, $2,000 and $1,000 of insurance reimbursements associated with these costs in 2013, 2012 and 2011, respectively.  During the year ended September 27, 2013 the Company recognized a gain of $771 under its business interruption coverage.  In 2012 the Company recognized expense of $19 and  recorded a gain of $220 related to insurance recoveries under its business interruption coverage and a gain of $246 related to insurance proceeds received to replace fixed assets under the Company’s property loss coverage.  In 2011, the Company recognized expense of $257.  These amounts are included in “Administrative management, finance and information systems” expense in the Outdoor Equipment segment.

The Company has received all expected insurance recoveries related to this event.

15   RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure certain operations related to its Watercraft segment.  Specifically, the Company restructured its product sales and distribution in Europe and consolidated all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action resulted in the closure of sales offices in the U.K. and France., the closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 24 positions in the U.S. and Europe.  The related charges are included in the “Administrative management, finance and information systems” line in the Company’s Consolidated Statements of Operations in the Watercraft segment.  The restructuring accrual is included in the “Other current liabilities” line in the Company’s Consolidated Balance Sheets.  As a result of this action the Company increased its allowance for doubtful accounts by $60 and $450 in 2013 and 2012, respectively.  The planned actions related to this restructuring were completed at the end of 2013 and the Company expects the total cost of this restructuring to be approximately $2,610.  The remaining restructuring liabilities should be settled by the end of 2014.

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of September 30, 2011	$-	$-	$-	$-
Activity during the period ended September 28, 2012:
Charges to earnings	574	282	162	1,018
Settlement payments	(146)	(282)	(62)	(490)
Accrued restructuring liabilities as of September 28, 2012	428	-	100	528
Activity during the period ended September 27, 2013:
Charges to earnings	766	315	508	1,589
Settlement payments	(1,110)	(96)	(405)	(1,611)
Accrued restructuring liabilities as of September 27, 2013	$84	$219	$203	$506

16   VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2013, 2012 and 2011:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year ended September 27, 2013
Allowance for doubtful accounts	$4,172	$769	$1,182	$3,759
Reserves for inventory valuation	5,679	1,269	2,933	4,015
Valuation of deferred tax assets	13,299	1,262	5,082	9,479
Reserves for sales returns	1,367	1,857	2,095	1,129
Year ended September 28, 2012
Allowance for doubtful accounts	$3,076	$1,558	$462	$4,172
Reserves for inventory valuation	6,405	2,307	3,033	5,679
Valuation of deferred tax assets	14,300	1,461	2,462	13,299
Reserves for sales returns	1,484	1,995	2,112	1,367
Year ended September 30, 2011
Allowance for doubtful accounts	$2,987	$448	$359	$3,076
Reserves for inventory valuation	4,851	3,317	1,763	6,405
Valuation of deferred tax assets	39,178	2,915	27,793	14,300
Reserves for sales returns	1,181	2,462	2,159	1,484

17   QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2013	2012	2013	2012	2013	2012	2013	2012

Net sales	$87,274	$80,176	$132,100	$128,726	$129,772	$128,595	$77,315	$74,795
Gross profit	33,814	31,101	54,084	50,527	54,337	54,247	28,814	28,447
Operating profit (loss)	1,526	(3,719)	12,638	13,981	16,133	14,222	(4,706)	(3,071)
Income (loss) before income taxes	610	(3,102)	13,063	13,278	15,510	14,044	(4,523)	(4,294)
Income tax expense (benefit)	363	(158)	4,126	5,995	1,856	5,049	(1,012)	(1,094)
Net income (loss)	$247	$(2,944)	$8,937	$7,283	$13,654	$8,995	$(3,511)	$(3,200)
Net income (loss) per common share - Basic:
Class A	$0.03	$(0.30)	$0.91	$0.75	$1.39	$0.92	$(0.36)	$(0.33)
Class B	$0.02	$(0.30)	$0.83	$0.68	$1.26	$0.84	$(0.33)	$(0.28)
Net income (loss) per common share - Diluted:
Class A	$0.02	$(0.30)	$0.90	$0.74	$1.37	$0.91	$(0.35)	$(0.32)
Class B	$0.02	$(0.30)	$0.90	$0.74	$1.37	$0.91	$(0.35)	$(0.32)

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

Provisional amount adjustments increase (decrease)
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

The goodwill resulting from this acquisition reflects the strong cash flow expected from the acquisition due primarily to expected expanded distribution and growth in all Outdoor Equipment brands.  This goodwill is not deductible for tax purposes.  Transaction costs incurred for the acquisition to date were $361, of which $295 was recognized during the fiscal year ended September 27, 2013, and are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Consolidated Statements of Operations in the Other/Corporate segment.

The fair value assigned in the acquisition to finite lived intangible assets was as follows:

		Useful
Description	Amount	Life (yrs)
Patents	240	7
Noncontractual customer relationships	3,700	15
Non-compete agreements	1,060	4

The weighted average useful life at the date of acquisition of total amortizable intangible assets acquired in the acquisition was 12.3 years.  The acquisition included an indefinite lived tradename valued at $5,400.

Due to the difference in fiscal year end periods between the Company and Jetboil and the timing of certain significant year end accounting procedures performed at Jetboil, it is impractical to present pro-forma results of the combined entities.

The amounts of net sales and operating profit for Jetboil from the date of acquisition through September 27, 2013 and for the twelve month periods ending December 31, 2012 and December 31, 2011, were as follows:

	Acquisition Date through	Twelve months ended
	September 27, 2013	December 31, 2012 (unaudited)	December 31, 2011 (unaudited)
Net sales	$10,672	$13,745	$10,775
Operating profit	564	2,469	1,203