Form 10-Q
period 2013-12-27
JOHNSON OUTDOORS INC
filed 2014-01-31
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2013

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

As of January 24, 2014, 8,750,149 shares of Class A and 1,212,420 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I     FINANCIAL INFORMATION
Item 1.      Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	December 27	December 28
(thousands, except per share data)	2013	2012
Net sales	$79,100	$87,274
Cost of sales	49,171	53,460
Gross profit	29,929	33,814
Operating expenses:
Marketing and selling	18,972	19,218
Administrative management, finance and information systems	10,018	9,445
Research and development	3,847	3,625
Total operating expenses	32,837	32,288
Operating (loss) profit	(2,908)	1,526
Interest income	(31)	(21)
Interest expense	202	439
Other (income) expense, net	(159)	498
(Loss) Income before income taxes	(2,920)	610
Income tax (benefit) expense	(727)	363
Net (loss) income	$(2,193)	$247

Weighted average common shares - Basic:
Class A	8,362	8,221
Class B	1,212	1,214
Participating securities	371	-
Dilutive stock options and restricted stock units	-	4
Weighted average common shares - Dilutive	9,945	9,439
Net (loss) income per common share - Basic:
Class A	$(0.22)	$0.03
Class B	$(0.22)	$0.02
Net (loss) income per common share - Diluted:
Class A	$(0.22)	$0.02
Class B	$(0.22)	$0.02
Dividends Declared:
Class A	$0.1500	$-
Class B	$0.1364	$-

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	December 27	December 28
(thousands, except per share data)	2013	2012
Comprehensive (loss) income:
Net (loss) income	$(2,193)	$247
Other comprehensive income:
Foreign currency translation gain	124	872
Change in pension plans, net of tax of $63 and $0, respectively	104	-
Amortization of unrealized loss on interest rate swap	-	138
Total other comprehensive income	228	1,010
Total comprehensive (loss) income	$(1,965)	$1,257

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 27	September 27	December 28
(thousands, except share data)	2013	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$45,944	$55,694	$48,084
Accounts receivable, net	62,982	44,104	62,811
Inventories	87,653	76,363	77,360
Deferred income taxes	8,598	7,869	8,805
Other current assets	6,018	4,542	8,094
Total current assets	211,195	188,572	205,154
Property, plant and equipment, net of accumulated depreciation of $105,031, $103,314 and $101,525, respectively	44,443	43,394	37,847
Deferred income taxes	7,955	8,039	14,671
Goodwill	21,036	21,053	21,048
Other intangible assets, net	14,987	15,068	14,591
Other assets	13,270	12,224	10,918
Total assets	$312,886	$288,350	$304,229
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-	$30,733
Current maturities of long-term debt	470	539	535
Accounts payable	30,163	26,466	32,129
Accrued liabilities:
Salaries, wages and benefits	11,808	17,702	11,399
Accrued warranty	4,439	5,214	4,902
Income taxes payable	994	1,300	1,732
Other	12,511	12,151	13,050
Total current liabilities	60,385	63,372	94,480
Long-term debt, less current maturities	37,960	7,794	8,196
Deferred income taxes	1,112	1,114	4,951
Retirement benefits	6,245	6,346	11,667
Other liabilities	13,161	12,056	10,519
Total liabilities	118,863	90,682	129,813
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	438	438	437
December 27, 2013: 8,750,149 September 27, 2013: 8,724,984 December 28, 2012: 8,714,178
Class B shares issued and outstanding:	61	61	61
December 27, 2013: 1,212,420 September 27, 2013: 1,212,420 December 28, 2012: 1,213,664
Capital in excess of par value	65,810	66,374	64,460
Retained earnings	108,476	112,144	93,064
Accumulated other comprehensive income	19,594	19,366	17,127
Treasury stock at cost, shares of Class A common stock: 14,511, 34,766 and 35,680 respectively	(356)	(715)	(733)
Total shareholders' equity	194,023	197,668	174,416
Total liabilities and shareholders' equity	$312,886	$288,350	$304,229

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	December 27 2013	December 28 2012

CASH USED FOR OPERATING ACTIVITIES
Net (loss) income	$(2,193)	$247
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	2,273	2,292
Amortization of intangible assets	116	50
Amortization of deferred financing costs	29	60
Stock based compensation	395	355
Amortization of deferred loss on interest rate swap	-	138
Deferred income taxes	(776)	(126)
Change in operating assets and liabilities, net of effects of acquired business:
Accounts receivable, net	(19,002)	(20,866)
Inventories, net	(11,265)	(7,806)
Accounts payable and accrued liabilities	(3,678)	3,575
Other current assets	(1,481)	(234)
Other non-current assets	(1,068)	(569)
Other long-term liabilities	1,165	146
Other, net	77	4
	(35,408)	(22,734)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	-	(15,420)
Capital expenditures	(3,355)	(3,027)
	(3,355)	(18,447)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	30,233	30,733
Principal payments on senior notes and other long-term debt	(136)	(130)
Deferred financing costs paid to lenders	(18)	-
Common stock transactions	38	86
Dividends paid	(737)	-
Purchases of treasury stock	(638)	(886)
	28,742	29,803
Effect of foreign currency rate changes on cash	271	558
Decrease in cash and cash equivalents	(9,750)	(10,820)
CASH AND CASH EQUIVALENTS
Beginning of period	55,694	58,904
End of period	$45,944	$48,084

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of December 27, 2013 and December 28, 2012, and the results of operations and cash flows for the three month periods then ended. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2013 which was filed with the Securities and Exchange Commission on December 6, 2013.

Due to seasonal variations and other factors, the results of operations for the three months ended December 27, 2013 are not necessarily indicative of the results to be expected for the Company's full 2014 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

Certain amounts in the Condensed Consolidated Balance Sheet and Statement of Cash Flows and related footnotes for the three month period ended December 28, 2012 have been adjusted to reflect the effect of measurement period adjustments related to the acquisition of Jetboil as of the date of acquisition.  Additional information on this acquisition can be found in Note 10.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $3,325, $3,759 and $3,959 as of the periods ended December 27, 2013, September 27, 2013 and December 28, 2012, respectively. The increase in net accounts receivable to $62,982 as of December 27, 2013 from $44,104 as of September 27, 2013 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

3         EARNINGS PER SHARE (“EPS”)

Net income or loss per share of Class A common stock and Class B common stock is computed using the two-class method.  Grants of restricted stock which receive non-forfeitable dividends are classified as participating securities and are required to be included as part of the basic weighted average share calculation under the two-class method.

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

For the three month period ended December 27, 2013, basic loss per share for Class A and Class B shares has been presented using the two class method described above and is the same due to the cumulative net loss incurred in the period. For the three month period ended December 28, 2012, basic net income per share for Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income as described above.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options, restricted stock units (“stock units” or “units”) and non-vested restricted stock.  Anti-dilutive stock options, units and non-vested stock are excluded from the calculation of diluted EPS.  The computation of diluted net income per share of Class A common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B common shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options and units is excluded and diluted loss per share is equal to basic loss per share.

For the three month period ended December 27, 2013, the effect of stock options and non-vested restricted stock units is excluded from the diluted loss per share calculation as its inclusion would be anti-dilutive.  For the three month period ended December 28, 2012, diluted net income per share reflects the effect of dilutive stock options and units and assumes the conversion of Class B common stock into Class A common stock, therefore diluted earnings per share for Class A and Class B common stock is the same.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 13,116 and 0 for the three months ended December 27, 2013 and December 28, 2012, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled  319,632 and 468,081 shares for the three months ended December 27, 2013 and December 28, 2012, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 6,600 and 0 for the three months ended December 27, 2013 and December 28, 2012, respectively.

JOHNSON OUTDOORS INC.

4         STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan there were 716,124 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at December 27, 2013.

           Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and all outstanding options are currently exercisable.  Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during either of the three month periods ended December 27, 2013 or December 28, 2012.

A summary of stock option activity for the three months ended December 27, 2013 is shown below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at September 27, 2013	15,066	$18.16
Exercised	(1,950)	19.88
Outstanding and exercisable at December 27, 2013	13,116	17.91	$129	1.2

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $27.77 as of December 27, 2013, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $38 and $86 for the three month periods ending December 27, 2013 and December 28, 2012, respectively.  The fair value of the stock received upon exercise of such options at their date of exercise during the three month periods ended December 27, 2013 and December 28, 2012 was $52 and $171, respectively.

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

JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the three months ended December 27, 2013 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 27, 2013	386,409	$13.78
Non-vested stock grants	47,934	27.70
Restricted stock vested	(114,711)	10.32
Non-vested stock at December 27, 2013	319,632	17.10

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 24,719 and 43,464 during the three month periods ended December 27, 2013 and December 28, 2012, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $357 and $355 for the three month periods ended December 27, 2013 and December 28, 2012, respectively.  Unrecognized compensation cost related to non-vested stock as of December 27, 2013 was $3,274, which amount will be amortized to expense through November 2017 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended December 27, 2013 and December 28, 2012 was $2,961 and $3,628, respectively.

Restricted Stock Units

All stock units awarded by the Company have been granted at their fair market value on the date of grant and vest within one year after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  There were 6,600 restricted stock units unvested and outstanding as of December 27, 2013.

Stock compensation expense, net of forfeitures, related to stock units was $38 for the three month period ended December 27, 2013.  There was no stock compensation expense related to the issuance of stock units during the three month period ended December 28, 2012.  Unrecognized compensation cost related to non-vested stock units as of December 27, 2013 was $25, which amount will be amortized to expense through February 2014 or adjusted for changes in future estimated or actual forfeitures.

The Company recognized an income tax benefit on stock-based compensation expense of $150 and $135 for the three month periods ended December 27, 2013 and December 28, 2012, respectively.

The Company recognized no income tax benefit (expense) on exercises of stock options and vesting of non-vested stock for either of the three month periods ended December 27, 2013 and December 28, 2012.

JOHNSON OUTDOORS INC.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company did not issue any shares under the Employees’ Stock Purchase Plan during the three month periods ended December 27, 2013 and December 28, 2012.

5         PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three month periods ended December 27, 2013 and December 28, 2012 were as follows:

	Three Months Ended
	December 27	December 28
	2013	2012
Components of net periodic benefit cost:
Service cost	$-	$-
Interest on projected benefit obligation	249	259
Less estimated return on plan assets	244	236
Amortization of unrecognized losses	167	84
	$172	$107

6         INCOME TAXES

For the three months ended December 27, 2013 and December 28, 2012, the Company’s loss (earnings) before tax, tax (benefit) expense and effective income tax rate attributable to earnings before income taxes was as follows:

	Three Months Ended
	December 27	December 28
(thousands, except tax rate data)	2013	2012
(Loss) Income before income taxes	$(2,920)	$610
Income tax (benefit) expense	$(727)	$363
Effective income tax rate	24.9%	59.5%

JOHNSON OUTDOORS INC.

The change in the Company’s effective tax rate for the three months ended December 27, 2013 versus the prior year period was primarily due to variances in income or loss as of December 27, 2013 for entities that have a valuation allowance.  The tax jurisdictions that such entities were located in were as follows for the three month periods ended December 27, 2013 and December 28, 2012, respectively:

Three Months Ended
December 27	December 28
2013	2012

Japan	Japan
France	France
Indonesia	Indonesia
Italy	Italy
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
United Kingdom	United Kingdom

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

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  The Company’s 2014 fiscal year tax expense is anticipated to include approximately $350 related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is projecting accrued interest, for the Company’s fiscal year ending October 3, 2014 of $100.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing an income tax examination in Italy.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2010-2013
Canada	2009-2013
France	2009-2013
Germany	2009-2013
Italy	2009-2013
Japan	2012-2013
Switzerland	2002-2013

JOHNSON OUTDOORS INC.

7         INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	December 27	September 27	December 28
	2013	2013	2012
Raw materials	$33,780	$27,935	$31,217
Work in process	344	198	304
Finished goods	53,529	48,230	45,839
	$87,653	$76,363	$77,360

8         GOODWILL

The changes in goodwill during the three months ended December 27, 2013 and December 28, 2012 were as follows:

	December 27 2013	December 28 2012
Balance at beginning of period	$21,053	$14,466
Jetboil® acquisition	-	6,475
Amount attributable to movements in
foreign currency rates	(17)	107
Balance at end of period	$21,036	$21,048

9         WARRANTIES

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the three months ended December 27, 2013 and December 28, 2012.

	December 27 2013	December 28 2012
Balance at beginning of period	$5,214	$4,751
Expense accruals for warranties issued during the period	822	947
Less current period warranty claims paid	1,597	796
Balance at end of period	$4,439	$4,902

JOHNSON OUTDOORS INC.

10       ACQUISITION

On November 14, 2012, the Company acquired all of the outstanding common and preferred stock of Jetboil, Inc. (“Jetboil”) in a purchase transaction with Jetboil’s founders and other shareholders (the “Sellers”).  Jetboil, founded and based in Manchester, New Hampshire, designs and manufactures the world’s top brand of portable outdoor cooking systems.

The $15,420 of consideration paid in this acquisition was funded with existing cash and credit facilities. Approximately $3,200 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Sellers in connection with the inaccuracy of certain representations and warranties made by Sellers or related to the breach or nonperformance of certain other actions or conditions related to the acquisition, for a period of 15 months from the acquisition date.  The Company is currently evaluating potential indemnity claims but cannot estimate the amount at this time.  The remaining escrow balance, if any, net of any indemnity claims then pending, will be released to the Sellers once the 15 month period has lapsed.

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

The Company completed its valuations of the assets acquired and liabilities assumed in the business combination resulting in the following measurement period adjustments to the provisional amounts since the acquisition date.  The effect of these measurement period adjustments has been reflected in the condensed consolidated financial statements for the period ended December 28, 2012.

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

JOHNSON OUTDOORS INC.

The goodwill resulting from this acquisition reflects the strong cash flow expected from the acquisition due primarily to expanded distribution and growth in all Outdoor Equipment brands.  This goodwill is not deductible for tax purposes.  Transaction costs incurred for the acquisition during the three months ended December 28, 2012 were $177 and were included in the “Administrative management, finance and information systems” line in the Company’s accompanying Condensed Consolidated Statements of Operations in the Other/Corporate segment.

The fair value assigned to finite lived intangible assets is as follows:

		Useful
Description	Amount	Life (yrs)
Patents	$240	7
Noncontractual customer relationships	3,700	15
Non-compete agreements	1,060	4

The weighted average useful life at the date of acquisition of total amortizable intangible assets acquired in the acquisition was 12.3 years.  The acquisition included an indefinite lived tradename valued at $5,400.

11       RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure certain operations related to its Watercraft segment.  Specifically, the Company restructured its product sales and distribution in Europe and consolidated all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action resulted in the closure of two sales offices in the U.K. and France, the closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 24 positions in the U.S. and Europe.  The related charges are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Condensed Consolidated Statements of Operations in the Watercraft segment.  The restructuring accrual is included in the “Other current liabilities” line in the Company’s accompanying Condensed Consolidated Balance Sheets.  The planned actions related to this restructuring were completed in 2013 and the Company expects the total cost of this restructuring to be approximately $2,610.  The remaining restructuring liabilities should be settled by the end of 2014.

JOHNSON OUTDOORS INC.

Changes in the accrual related to this restructuring project for the three month period ended December 27, 2013 were as follows:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of September 27, 2013	84	219	203	506
Activity during the period ended December 27, 2013:
Settlement payments	(39)	(148)	(107)	(294)
Accrued restructuring liabilities as of December 27, 2013	$45	$71	$96	$212

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

13       INDEBTEDNESS

Debt was comprised of the following at December 27, 2013, September 27, 2013, and December 28, 2012:

	December 27 2013	September 27 2013	December 28 2012
Term loans	$8,060	$8,142	$8,379
Revolvers	30,234	-	30,733
Other	136	191	352
Total debt	38,430	8,333	39,464
Less current portion of long term debt	470	539	535
Less short term notes debt	-	-	30,733
Total long-term debt	$37,960	$7,794	$8,196

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at December 27, 2013.

The term loans are guaranteed in part under the United States Department of Agriculture Rural Development program and are secured with a first priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries and a second lien on working capital and certain patents and trademarks of the Company and its subsidiaries.  Any proceeds from the sale of secured property are first applied against the related term loans and then against the Revolvers (as defined below). The Company’s term loans include covenants related to its current ratio, debt to net worth ratio, fixed charge ratio, minimum net worth and capital expenditures.

JOHNSON OUTDOORS INC.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 6% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at December 27, 2013 was approximately 1.4%.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 27, 2013 or December 28, 2012.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled $811 and $1,469 at December 27, 2013 and December 28, 2012, respectively.  The Company had no unsecured lines of credit as of December 27, 2013 or December 28, 2012.

JOHNSON OUTDOORS INC.
Aggregate scheduled maturities of long-term debt as of December 27, 2013, for the remainder of fiscal 2014 and subsequent fiscal years, were as follows:

Fiscal Year
2014	$406
2015	360
2016	368
2017	389
2018	30,644
Thereafter	6,263
Total	$38,430

Balances carried on the Revolving Credit Agreement not in excess of the seasonal borrowing limit may be repaid at the Company’s discretion at any time through the maturity date.  Accordingly, this balance has been classified as long term.

Interest paid for the three month periods ended December 27, 2013 and December 28, 2012 was $138 and $211, respectively.

The weighted average borrowing rate for short-term debt was approximately 1.4% and 2.5% for the three months ended December 27, 2013 and December 28, 2012, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of December 27, 2013 and December 28, 2012 approximated its carrying value.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 21% of the Company’s revenues for the three month period ended December 27, 2013 were denominated in currencies other than the U.S. dollar. Approximately 11% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 27, 2013, the Company held no foreign currency forward contracts.

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

The Company held no interest rate swap contracts during the three month periods ended December 27, 2013 and December 28, 2012 and as of December 27, 2013, the Company was unhedged with respect to interest rate risk on its floating rate debt.  The Company has fully amortized the unrealized loss related to the formerly effective interest rate swap that had subsequently become ineffective on January 2, 2009.

The following table discloses the location of loss reclassified from accumulated other comprehensive income (“AOCI”) into net income related to derivative instruments during the three month periods ended December 27, 2013 and December 28, 2012.

	Three Months Ended
	December 27	December 28
Loss reclassified from AOCI into:	2013	2012

Interest expense	$-	$138

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended December 27, 2013 and December 28, 2012 was:

	Location of loss (gain)	Three Months Ended
Derivatives not designated as	recognized in statement	December 27	December 28
hedging instruments	of operations	2013	2012

Foreign exchange forward contracts	Other expense (income), net	$-	$(122)

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at December 27, 2013, September 27, 2013 and December 28, 2012 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

The following table summarizes the Company's financial assets measured at fair value as of December 27, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$10,024	$-	$-	$10,024

JOHNSON OUTDOORS INC.

The following table summarizes the Company's financial assets measured at fair value as of September 27, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$8,948	$-	$-	$8,948

The following table summarizes the Company's financial assets and liabilities measured at fair value as of December 28, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$7,617	$-	$-	$7,617
Foreign currency forward contracts	-	106	-	106

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended December 27, 2013 and December 28, 2012 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	December 27	December 28
	Operations	2013	2012

Rabbi trust assets	Other expense (income), net	$(392)	$129
Foreign currency forward contracts	Other expense (income), net	-	(122)

There were no assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for the three month periods ended December 27, 2013 and December 28, 2012.

16       NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance in February 2013 that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  The guidance requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of operations.  The Company adopted this updated authoritative guidance effective as of September 28, 2013, the beginning of its first quarter of fiscal 2014.  The adoption of this updated authoritative guidance resulted in an additional footnote disclosure but had no effect on our financial condition, results of operations or cash flows.

JOHNSON OUTDOORS INC.

17       SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during any of the three month periods ended December 27, 2013 and December 28, 2012.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended
	December 27	December 28	September 27
	2013	2012	2013
Net sales:
Marine Electronics:
Unaffiliated customers	$48,173	$53,632
Interunit transfers	12	19
Outdoor Equipment:
Unaffiliated customers	8,378	8,433
Interunit transfers	5	7
Watercraft:
Unaffiliated customers	5,425	6,807
Interunit transfers	24	7
Diving
Unaffiliated customers	17,058	18,347
Interunit transfers	266	136
Other / Corporate	66	55
Eliminations	(307)	(169)
Total	$79,100	$87,274
Operating profit (loss):
Marine Electronics	$2,332	$4,746
Outdoor Equipment	(188)	224
Watercraft	(1,636)	(1,682)
Diving	149	702
Other / Corporate	(3,565)	(2,464)
	$(2,908)	$1,526
Total assets (end of period):
Marine Electronics	$140,140	$124,792	$111,459
Outdoor Equipment	41,986	44,823	43,630
Watercraft	28,379	34,970	27,810
Diving	72,593	70,839	70,810
Other / Corporate	29,788	28,805	34,641
	$312,886	$304,229	$288,350

JOHNSON OUTDOORS INC.

18       ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated OCI by component, net of tax, for the three months ended December 27, 2013 are as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized loss on defined benefit pension plans	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 27, 2013	$23,789	$(4,423)	$19,366
Other comprehensive income before reclassifications	124	-	124
Amounts reclassified from accumulated other comprehensive income	-	167	167
Tax effects	-	(63)	(63)

BALANCE AT DECEMBER 27, 2013	23,913	(4,319)	19,594

The reclassifications out of Accumulated OCI for the three month period ended December 27, 2013 is as follows:

		Statement of Operations
Details about Accumulated OCI Components		Presentation
(thousands)	Three Months Ended December 27, 2013

Unamortized loss on defined benefit pension plans
Amortization of loss	$167	Cost of sales / Operating expense
Tax effects	(63)	Income tax expense
Total reclassifications for the period	$104

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended December 27, 2013 and December 28, 2012. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

●	Forward Looking Statements
●	Trademarks
●	Overview
●	Results of Operations
●	Liquidity and Financial Condition
●	Contractual Obligations and Off Balance Sheet Arrangements
●	Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2013 which was filed with the Securities and Exchange Commission on December 6, 2013.

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

Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 6, 2013 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms and focus on innovation; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s ongoing success in meeting financial covenants in its credit arrangements with its lenders; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

JOHNSON OUTDOORS INC.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, LakeMaster®, Silva®, Eureka!®, Jetboil®, Old Town®, Ocean Kayak™, Necky®,  Extrasport®, Carlisle®, SCUBAPRO® and SUBGEAR®.

Overview

The Company is a leading global manufacturer and marketer of branded seasonal outdoor recreation products used primarily for fishing, diving, paddling and camping.  The Company’s portfolio of well-known consumer brands has attained leading market positions due to continuous innovation, marketing excellence, product performance and quality.  The Company’s values and culture support innovation in all areas, promoting and leveraging best practices and synergies within and across its subsidiaries to advance the Company’s strategic vision set by executive management and approved by the Company’s Board of Directors.  The Company is controlled by Helen P. Johnson-Leipold, the Company’s Chairman and Chief Executive Officer, members of her family and related entities.

Highlights

Net sales of $79,100 for the first fiscal quarter of 2014 declined by 9% from the same period in the prior year.  Delayed shipments of new products and challenging economic conditions across all segments contributed to the year over year decline.

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

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended
	December 27	December 28
	2013	2012
Net sales:
Marine Electronics	$48,185	$53,651
Outdoor Equipment	8,383	8,440
Watercraft	5,449	6,814
Diving	17,324	18,483
Other / Eliminations	(241)	(114)
Total	$79,100	$87,274
Operating profit (loss):
Marine Electronics	$2,332	$4,746
Outdoor Equipment	(188)	224
Watercraft	(1,636)	(1,682)
Diving	149	702
Other / Eliminations	(3,565)	(2,464)
Total	$(2,908)	$1,526

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended December 27, 2013 were $79,100, a decrease of $8,174, or 9%, compared to $87,274 for the three months ended December 28, 2012.  Overall, a shift in timing of shipments of new products and challenging economic conditions in our markets during the first quarter of 2014 were the primary drivers of the decrease in net sales from the prior year.

Net sales for the three months ended December 27, 2013 for the Marine Electronics business were $48,185, down $5,466, or 10%, from $53,651 during the first three months of the prior year.  Significant pre-season shipments in the prior year and pacing of new product shipments in the current year were the primary drivers of the decrease.

Net sales for the Outdoor Equipment business were $8,383 for the current year to date period, a decrease of $57, or less than 1%, from the prior year net sales during the same period of $8,440.  Declines in sales of military tents more than offset incremental Jetboil sales resulting from a full quarter of activity in the current year compared to only half a quarter in the prior year.

Net sales for the first three months of fiscal 2014 for the Watercraft business were $5,449, a decrease of $1,365, or 20%, compared to $6,814 in the prior year period.  The decrease was driven in part by the loss of international sales resulting from global restructuring.

Diving net sales were $17,324 for the three months ended December 27, 2013 versus $18,483 for the three months ended December 28, 2012, a decrease of $1,159, or 6%.  Delayed shipments of new products and challenging economic conditions in European markets contributed to the year over year decrease.

JOHNSON OUTDOORS INC.

Cost of Sales

Cost of sales for the three months ended December 27, 2013 was $49,171, a decrease of $4,289 over the same prior year period.  The decrease was largely driven by lower sales volume offset in part by modest material and labor cost increases in the current year.

Gross Profit Margin

Gross profit as a percentage of net sales declined from 38.7% in the prior year to date period to 37.8% during the three months ended December 27, 2013.  New pricing strategies in certain segments to enhance our competitive position, modest cost increases and inefficiencies resulting from producing at less than optimal capacity drove the decrease in gross profit as a percentage of sales.

Operating Expenses

Operating expenses were $32,837 for the three months ended December 27, 2013 compared to $32,288 in the prior year three month period.  This $549 increase was driven in large part by higher health care costs, a full quarter of Jetboil operating expenses in the current year versus half a quarter in the prior year, and higher deferred compensation expense resulting from market gains on the Company’s deferred compensation plan assets.  The higher deferred compensation expense is offset by the market gains reported in Other income.

Operating (Loss) Profit

Operating loss on a consolidated basis for the three months ended December 27, 2013 was $2,908 compared to operating profit of $1,526 in the prior year period, a decrease of $4,434.  Lower gross profit for the three months ended December 27, 2013 as a result of the factors described above, was the primary driver of the decline in operating profit.

Interest

For the three months ended December 27, 2013, interest expense totaled $202 compared to $439 for the three months ended December 28, 2012.  This decrease in interest expense was primarily due to the absence of interest rate swap amortization expense in the three month period ended December 27, 2013 compared to expense of $138 reported in the prior year period.  The swap became fully amortized during the first quarter of fiscal 2013.

Interest income for both the three month periods ended December 27, 2013 and December 28, 2012 was less than $100.

Other (Income)Expense

Other income for the three months ended December 27, 2013 was $159 compared to expense of $498 for the three months ended December 28, 2012.  For the three months ended December 27, 2013, foreign currency exchange losses were $321 compared to losses of $567 for the three months ended December 28, 2012.  The Company had no foreign currency forward contracts during the first quarter of fiscal 2014.  The Company’s foreign currency forward contracts resulted in gains of $122 for the three months ended December 28, 2012.  Net investment gains and earnings on the rabbi trust assets related to the Company’s non-qualified deferred compensation plan were $568 in the three month period ended December 27, 2013 compared to $42 in the three month period ended December 28, 2012.

Income Tax (Benefit) Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three months ended December 27, 2013 was 24.9%, compared to 59.5% in the corresponding period of the prior year.  Variances in income or loss for entities that have a valuation allowance, primarily in non-U.S. tax jurisdictions will drive fluctuations in the effective tax rate.  The decrease in the Company’s effective tax rate for the three months ended December 27, 2013 versus the prior year period was primarily due to income in tax jurisdictions with deferred tax valuation allowances in the current period versus losses in the prior year period.

JOHNSON OUTDOORS INC.

Net (Loss) Income

Net loss for the three months ended December 27, 2013 was $2,193 or $ (0.22) per diluted common class A and B share, compared to net income of $247, or $0.02 per diluted common class A and B share, for the corresponding period of the prior year.  As noted above, lower gross profit and slightly higher operating expenses were offset in part by lower interest expense.

Liquidity and Financial Condition

Cash, net of debt, was $7,514 as of December 27, 2013 compared to $8,620 as of December 28, 2012.  The Company's debt to total capitalization ratio was 17% as of December 27, 2013 compared to 18% as of December 28, 2012.  The Company’s total debt balance was $38,430 as of December 27, 2013 compared to $39,464 as of December 28, 2012.  See “Note 13 – Indebtedness” in the notes to the Company’s accompanying Condensed Consolidated Financial Statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $62,982 as of December 27, 2013, an increase of $171 compared to $62,811 as of December 28, 2012.

Inventories, net of inventory reserves, were $87,653 as of December 27, 2013, an increase of $10,293 compared to $77,360 as of December 28, 2012.  The increase was driven primarily by additional inventory of new products in Marine Electronics.

Accounts payable were $30,163 at December 27, 2013, a decrease of $1,966 compared to $32,129 as of December 28, 2012.  The decrease was driven primarily by decreased production volumes.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Three Months Ended
(thousands)	December 27 2013	December 28 2012

Cash (used for) provided by:
Operating activities	$(35,408)	$(22,734)
Investing activities	(3,355)	(18,447)
Financing activities	28,742	29,803
Effect of foreign currency rate changes on cash	271	558
Decrease in cash and cash equivalents	$(9,750)	$(10,820)

Operating Activities

Cash used for operations totaled $35,408 for the three months ended December 27, 2013 compared with $22,734 during the corresponding period of the prior fiscal year.  Lower net income in the current period and increased inventory levels related to production of new products were the primary drivers of the change.

Amortization of deferred financing costs, depreciation and other amortization charges were $2,418 for the three month period ended December 27, 2013 compared to $2,402 for the corresponding period of the prior year.

JOHNSON OUTDOORS INC.

Investing Activities

Cash used for investing activities totaled $3,355 for the three months ended December 27, 2013 and $18,447 for the corresponding period of the prior year.  The Company used cash of $15,420 for the purchase of Jetboil during the three months ended December 28, 2012.  There were no such acquisitions in the current year period.  Cash usage in the current and prior year three month periods related to capital expenditures was $3,355 and $3,027, respectively.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2014 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows provided by financing activities totaled $28,742 for the three months ended December 27, 2013 compared to $29,803 for the three month period ended December 28, 2012. The Company made principal payments on senior notes and other long-term debt of $136 during the three month period ended December 27, 2013.  For the three month period ended December 28, 2012, the Company made principal payments on senior notes and other long-term debt of $130.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the terms loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at December 27, 2013.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 6% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

On September 16, 2013, the Company and certain of its subsidiaries entered into a new credit facility with PNC Bank National Association and certain other lenders which terminated the Amended Revolving Credit and Security agreement with PNC Bank National Association and the other lenders named therein, dated as of November 16, 2010.  The new credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.  Balances carried on the Revolving Credit Agreement of $60,000 or less may be repaid at the Company’s discretion at any time through the maturity date.  Accordingly, this balance has been classified as long term as of December 27, 2013.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at December 27, 2013 was approximately 1.4%.

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

JOHNSON OUTDOORS INC.

The Company had short-term debt of $470 as of December 27, 2013 consisting entirely of current maturities of its term loans.  As of December 28, 2012, the Company had short-term debt of $31,268 consisting of $30,733 outstanding on revolving credit facilities and current maturities of its term loans of $535.  The Company had long-term debt of $37,960 consisting of $30,234 outstanding on its Revolving Credit Agreement, $7,590 of term loans net of current maturities and $136 of other long-term debt as of December 27, 2013.  As of December 28, 2012, the Company had long-term debt of $8,196 consisting of term loans net of current maturities of $7,844 and $352 of other long-term debt.

As of December 27, 2013 the Company held approximately $45,900 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at December 27, 2013.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$38,430	$406	$728	$31,033	$6,263
Short-term debt	-	-	-	-	-
Operating lease obligations	18,281	4,985	9,853	2,807	636
Open purchase orders	71,372	71,372	-	-	-
Contractually obligated interest payments	5,383	631	1,629	1,126	1,997
Total contractual obligations	$133,466	$77,394	$12,210	$34,966	$8,896

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were $811 and $1,469 at December 27, 2013 and December 28, 2012, respectively.

The Company anticipates making contributions of $382 to its defined benefit pension plans through the end of fiscal 2014.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies during the three months ended December 27, 2013.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 21% of the Company’s revenues for the three month period ended December 27, 2013 were denominated in currencies other than the U.S. dollar. Approximately 11% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 27, 2013, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s goal in managing its interest rate risk is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt.  When the appropriate mix of fixed rate or floating rate debt cannot be directly obtained in a cost effective manner, the Company may enter into interest rate swap contracts in order to change floating rate interest into fixed rate interest or vice versa for a specific amount of debt in order to achieve the desired proportions of floating rate and fixed rate debt.   The Company held no interest rate swap contracts during the three month periods ended December 27, 2013 and December 28, 2012 and as of December 27, 2013, the Company was unhedged with respect to interest rate risk on its floating rate debt.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at December 27, 2013:

JOHNSON OUTDOORS INC.

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$384

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 6, 2013.

Item 6. Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: January 31, 2014
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
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2013 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.