Form 10-Q
period 2014-03-28
JOHNSON OUTDOORS INC
filed 2014-05-02
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

As of April 25, 2014, 8,752,137 shares of Class A and 1,212,382 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I    FINANCIAL INFORMATION
Item 1.     Financial Statements
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	March 28	March 29	March 28	March 29
(thousands, except per share data)	2014	2013	2014	2013
Net sales	$124,273	$132,100	$203,373	$219,374
Cost of sales	75,427	78,016	124,598	131,476
Gross profit	48,846	54,084	78,775	87,898
Operating expenses:
Marketing and selling	23,938	25,876	42,910	45,094
Administrative management, finance and information systems	9,513	11,500	19,531	20,945
Research and development	3,849	4,070	7,696	7,695
Total operating expenses	37,300	41,446	70,137	73,734
Operating profit	11,546	12,638	8,638	14,164
Interest income	(5)	(32)	(36)	(53)
Interest expense	313	485	515	924
Other expense (income), net	24	(878)	(135)	(380)
Income before income taxes	11,214	13,063	8,294	13,673
Income tax expense	3,810	4,126	3,083	4,489
Net income	$7,404	$8,937	$5,211	$9,184

Weighted average common shares - Basic:
Class A	8,431	8,328	8,397	8,274
Class B	1,212	1,214	1,212	1,214
Dilutive stock options and restricted stock units	6	4	2	3
Weighted average common shares - Dilutive	9,649	9,546	9,611	9,491
Net income per common share - Basic:
Class A	$0.75	$0.91	$0.53	$0.94
Class B	$0.68	$0.83	$0.48	$0.85
Net income per common share - Diluted:
Class A	$0.67	$0.90	$0.30	$0.93
Class B	$0.67	$0.90	$0.30	$0.93
Dividends declared per common share:
Class A	$0.08	$-	$0.23	$-
Class B	$0.07	$-	$0.20	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	March 28	March 29	March 28	March 29
(thousands, except per share data)	2014	2013	2014	2013
Comprehensive income:
Net income	$7,404	$8,937	$5,211	$9,184
Other comprehensive income (loss):
Foreign currency translation gain (loss)	122	(3,345)	246	(2,473)
Change in pension plans, net of tax of $63, $0,
$126 and $0, respectively	103	-	207	-
Amortization of unrealized loss on interest rate swap	-	-	-	138
Total other comprehensive income (loss)	225	(3,345)	453	(2,335)
Total comprehensive income	$7,629	$5,592	$5,664	$6,849

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 28	September 27	March 29
(thousands, except share data)	2014	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$48,653	$55,694	$40,392
Accounts receivable, net	98,484	44,104	109,176
Inventories	85,089	76,363	85,192
Deferred income taxes	8,798	7,869	6,773
Other current assets	6,384	4,542	6,491
Total current assets	247,408	188,572	248,024
Property, plant and equipment, net of accumulated depreciation of $105,758, $103,314 and $102,165, respectively	45,198	43,394	38,480
Deferred income taxes	7,679	8,039	15,495
Goodwill	21,137	21,053	20,907
Other intangible assets, net	14,748	15,068	14,325
Other assets	12,359	12,224	11,274
Total assets	$348,529	$288,350	$348,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$150	$-	$52,000
Current maturities of long-term debt	418	539	542
Accounts payable	40,689	26,466	41,857
Accrued liabilities:
Salaries, wages and benefits	10,413	17,702	11,475
Accrued warranty	4,614	5,214	5,280
Income taxes payable	4,215	1,300	4,168
Other	16,236	12,151	17,211
Total current liabilities	76,735	63,372	132,533
Long-term debt, less current maturities	49,627	7,794	8,057
Deferred income taxes	1,125	1,114	4,831
Retirement benefits	6,110	6,346	11,785
Other liabilities	13,558	12,056	10,934
Total liabilities	147,155	90,682	168,140
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	438	438	437
March 28, 2014: 8,752,137 September 27, 2013: 8,724,984 March 29, 2013: 8,714,178
Class B shares issued and outstanding:	61	61	61
March 28, 2014: 1,212,382 September 27, 2013: 1,212,420 March 29, 2013: 1,213,664
Capital in excess of par value	66,223	66,374	64,817
Retained earnings	115,141	112,144	102,001
Accumulated other comprehensive income	19,819	19,366	13,782
Treasury stock at cost, shares of Class A common
stock: 12,523, 34,766 and 35,680, respectively	(308)	(715)	(733)
Total shareholders' equity	201,374	197,668	180,365
Total liabilities and shareholders' equity	$348,529	$288,350	$348,505

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	March 28 2014	March 29 2013
CASH USED FOR OPERATING ACTIVITIES
Net income	$5,211	$9,184
Adjustments to reconcile net income to net cash used for
operating activities:
Depreciation	4,755	4,642
Amortization of intangible assets	355	306
Amortization of deferred financing costs	34	119
Stock based compensation	826	714
Amortization of deferred loss on interest rate swap	-	138
Deferred income taxes	(591)	723
Change in operating assets and liabilities, net of effects of acquired business:
Accounts receivable, net	(54,751)	(67,858)
Inventories, net	(8,707)	(16,343)
Accounts payable and accrued liabilities	12,534	20,827
Other current assets	(1,817)	1,209
Other non-current assets	(1,333)	(1,001)
Other long-term liabilities	1,566	788
Other, net	(27)	49
	(41,945)	(46,503)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	-	(15,420)
Capital expenditures	(6,704)	(6,087)
Proceeds from sales of property, plant and equipment	1,376	-
	(5,328)	(21,507)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	42,149	52,000
Principal payments on senior notes and other long-term debt	(288)	(262)
Deferred financing costs paid to lenders	(34)	-
Common stock transactions	68	86
Dividends paid	(1,475)	-
Purchases of treasury stock	(638)	(886)
	39,782	50,938
Effect of foreign currency rate changes on cash	450	(1,440)
Decrease in cash and cash equivalents	(7,041)	(18,512)
CASH AND CASH EQUIVALENTS
Beginning of period	55,694	58,904
End of period	$48,653	$40,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of March 28, 2014 and March 29, 2013, and the results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2013 which was filed with the Securities and Exchange Commission on December 6, 2013.

Due to seasonal variations and other factors, the results of operations for the three and six months ended March 28, 2014 are not necessarily indicative of the results to be expected for the Company's full 2014 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

Certain amounts in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows and related footnotes for the periods ended March 29, 2013 have been adjusted to reflect the effect of measurement period adjustments related to the acquisition of Jetboil as of the date of acquisition.  Additional information on this acquisition can be found in Note 10 below.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $3,072, $3,759 and $3,551 as of the periods ended March 28, 2014, September 27, 2013 and March 29, 2013, respectively. The increase in net accounts receivable to $98,484 as of March 28, 2014 from $44,104 as of September 27, 2013 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and six month periods ended March 28, 2014 and March 29, 2013, basic net income per share for Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income as described above.

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

For the three and six month periods ended March 28, 2014 and March 29, 2013, diluted net income per share reflects the effect of dilutive stock options and units and assumes the conversion of Class B common stock into Class A common stock.  As a result, diluted earnings per share for Class A and Class B common stock during these periods is the same.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 for each of the three and six month periods ended March 28, 2014 and March 29, 2013.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 319,632 and 386,409 for the three months ended March 28, 2014 and March 29, 2013, respectively, and 344,963 and 427,246 for the six months ended March 28, 2014 and March 29, 2013, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 for the each of three months ended March 28, 2014 and March 29, 2013.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 8,040 and 0 for the six months ended March 28, 2014 and March 29, 2013, respectively.

JOHNSON OUTDOORS INC.

4         STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for equity incentive awards) there were 708,084 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at March 28, 2014.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and all outstanding options are currently exercisable.  Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during either of the six month periods ended March 28, 2014 or March 29, 2013.

A summary of stock option activity for the six months ended March 28, 2014 related to the Company’s stock ownership plans is shown below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at September 27, 2013	15,066	$18.16
Exercised	(3,900)	19.88
Cancelled	(1,950)	19.88
Outstanding and exercisable at March 28, 2014	9,216	17.07	$73	1.3

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.03 as of March 28, 2014, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $78 and $86 for the six month periods ending March 28, 2014 and March 29, 2013, respectively.  The fair value of the stock received upon exercise of such options at their date of exercise during the six month periods ended March 28, 2014 and March 29, 2013 was $96 and $171, respectively.

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

JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the six months ended March 28, 2014 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 27, 2013	386,409	$13.78
Non-vested stock grants	47,934	27.70
Restricted stock vested	(114,711)	10.32
Non-vested stock at March 28, 2014	319,632	17.10

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 24,719 and 43,464 during the six month periods ended March 28, 2014 and March 29, 2013, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $391 and $346 for the three month periods ended March 28, 2014 and March 29, 2013, respectively, and $748 and $701 for the six month periods ended March 28, 2014 and March 29, 2013, respectively.  Unrecognized compensation cost related to non-vested stock as of March 28, 2014 was $2,883, which amount will be amortized to expense through November 2017 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended March 28, 2014 and March 29, 2013 was $2,961 and $3,628, respectively.

Restricted Stock Units

All restricted stock units awarded by the Company have been granted at their fair market value on the date of grant and vest within one year after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  There were 8,040 restricted stock units unvested and outstanding as of March 28, 2014.

The Company issued 8,040 restricted stock units at a weighted average grant price of $21.77 for the three and six month periods ended March 28, 2014 and 6,600 restricted stock units at a weighted average grant price of $22.73 for the three and six month periods ended March 29, 2013.

Stock compensation expense, net of forfeitures, related to restricted stock units was $40 for the three months ended March 28, 2014 and $78 for the six month period ended March 28, 2014.  Stock compensation expense, net of forfeitures, related to restricted stock units was $13 for both the three and six month periods ended March 29, 2013.  Unrecognized compensation cost related to non-vested restricted stock units as of March 28, 2014 was $160, which amount will be amortized to expense through February 2015 or adjusted for changes in future estimated or actual forfeitures.

The Company recognized an income tax benefit on stock-based compensation expense of $164 and $136 for the three month periods ended March 28, 2014 and March 29, 2013, respectively, and $314 and $271 for the six month periods ended March 28, 2014 and March 29, 2013, respectively.  The Company recognized income tax benefit (expense) on exercises of stock options and vesting of non-vested stock of $9 and $(2) for the three and six month periods ended March 28, 2014 and March 29, 2013, respectively.

JOHNSON OUTDOORS INC.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company did not issue any shares under the Employees’ Stock Purchase Plan during the three or six month periods ended March 28, 2014 or March 29, 2013.

5         PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended March 28, 2014 and March 29, 2013 were as follows:

	Three Months Ended		Six Months Ended
	March 28	March 29	March 28	March 29
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	250	240	499	499
Less estimated return on plan assets	244	253	488	489
Amortization of unrecognized losses	166	249	333	333
	$172	$236	$344	$343

6         INCOME TAXES

For the three and six months ended March 28, 2014 and March 29, 2013, the Company’s earnings before tax, tax expense and effective income tax rate attributable to earnings before income taxes was as follows:

	Three Months Ended		Six Months Ended
	March 28	March 29	March 28	March 29
(thousands, except tax rate data)	2014	2013	2014	2013
Income before income taxes	$11,214	$13,063	$8,294	$13,673
Income tax expense	$3,810	$4,126	$3,083	$4,489
Effective income tax rate	34.0%	31.6%	37.2%	32.8%

JOHNSON OUTDOORS INC.

The change in the Company’s effective tax rate for the three and six months ended March 28, 2014 versus the prior year period was primarily due to variances in income or loss as of March 28, 2014 for entities that have a valuation allowance and the retroactive enactment of the research and development credit during the prior year period which expired in the current year period.  The tax jurisdictions where such entities with a valuation allowance were located in were as follows for the periods ended March 28, 2014 and March 29, 2013, respectively:

March 28	March 29
2014	2013
Japan	Japan
France	France
Indonesia	Indonesia
Italy	Italy
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
United Kingdom	United Kingdom

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

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As of March 28, 2014, there was no material change in the amount of uncertain income tax positions and the Company’s 2014 fiscal year tax expense is anticipated to include approximately $350 related to uncertain income tax positions.

The Company recognizes accrued interest and penalties related to uncertain income tax positions as a component of income tax expense and is projecting accrued interest of $100 related to uncertain income tax positions for the fiscal year ending October 3, 2014.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing an income tax examination in Italy.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2011-2013
Canada	2009-2013
France	2009-2013
Germany	2009-2013
Italy	2009-2013
Japan	2012-2013
Switzerland	2003-2013

JOHNSON OUTDOORS INC.

7          INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	March 28	September 27	March 29
	2014	2013	2013
Raw materials	$32,635	$27,935	$29,604
Work in process	441	198	654
Finished goods	52,013	48,230	54,934
	$85,089	$76,363	$85,192

8         GOODWILL

The changes in goodwill during the six months ended March 28, 2014 and March 29, 2013 were as follows:

	March 28 2014	March 29 2013
Balance at beginning of period	$21,053	$14,466
Jetboil® acquisition	-	6,475
Amount attributable to movements in foreign currency rates	84	(34)
Balance at end of period	$21,137	$20,907

9         WARRANTIES

The Company provides for warranties of certain products as they are sold. The following table summarizes the Company's warranty activity for the six months ended March 28, 2014 and March 29, 2013.

	March 28 2014	March 29 2013
Balance at beginning of period	$5,214	$4,751
Expense accruals for warranties issued during the period	1,668	2,080
Less current period warranty claims paid	2,268	1,551
Balance at end of period	$4,614	$5,280

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

JOHNSON OUTDOORS INC.

The $15,420 of consideration paid in this acquisition was funded with existing cash and credit facilities. Approximately $3,200 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Sellers in connection with the inaccuracy of certain representations and warranties made by Sellers or related to the breach or nonperformance of certain other actions or conditions related to the acquisition, for a period of 15 months from the acquisition date.  On February 14, 2014, within the 15 month timeframe, the Company filed an indemnity claim against the Sellers which claim is currently pending.  With respect to this currently pending claim, the Company cannot estimate the amount of potential recovery, if any, at this time.  If the Company is not successful in its claim, the remaining escrow balance, net of any recovery amounts, will be released to the Sellers.

Following are the measurement period adjustments made since the acquisition date to the provisional amounts as a result of the completion of the Company’s valuations of the assets acquired and liabilities assumed.  The effect of these measurement period adjustments has been reflected in the condensed consolidated financial statements for the period ended March 29, 2013.

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

The goodwill resulting from this acquisition reflects the strong cash flow expected from the acquisition due primarily to expanded distribution and growth in all Outdoor Equipment brands.  This goodwill is not deductible for tax purposes.  Transaction costs incurred for the acquisition during the three and six months ended March 29, 2013 were $267 and were included in the “Administrative management, finance and information systems” line in the Company’s accompanying Condensed Consolidated Statements of Operations in the Other/Corporate segment.

JOHNSON OUTDOORS INC.

The fair value assigned to finite lived intangible assets was as follows:

		Useful
Description	Amount	Life (yrs)
Patents	$240	7
Noncontractual customer relationships	3,700	15
Non-compete agreements	1,060	4

The weighted average useful life at the date of acquisition of total amortizable intangible assets acquired in the acquisition was 12.3 years.  The acquisition included an indefinite lived tradename valued at $5,400.

11       RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure certain operations related to its Watercraft segment.  Specifically, the Company restructured its product sales and distribution in Europe and consolidated all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action resulted in the closure of two sales offices in the U.K. and France, the closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 24 positions in the U.S. and Europe.  The related charges are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Condensed Consolidated Statements of Operations in the Watercraft segment.  The restructuring accrual is included in the “Other current liabilities” line in the Company’s accompanying Condensed Consolidated Balance Sheets.  The planned actions related to this restructuring were completed in fiscal 2013 and the Company expects the total cost of this restructuring to be approximately $2,597.  The remaining restructuring liabilities should be settled by the end of fiscal 2014.

Changes in the accrual related to this restructuring project for the six month period ended March 28, 2014 were as follows:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of September 27, 2013	84	219	203	506
Activity during the period ended March 28, 2014:
Charges to earnings	-	(10)	-	(10)
Settlement payments	(45)	(181)	(89)	(315)
Accrued restructuring liabilities as of March 28, 2014	$39	$28	$114	$181

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

JOHNSON OUTDOORS INC.

13       INDEBTEDNESS

Debt was comprised of the following at March 28, 2014, September 27, 2013, and March 29, 2013:

	March 28 2014	September 27 2013	March 29 2013
Term loans	$7,965	$8,142	$8,299
Revolvers	42,000	-	52,000
Other	230	191	300
Total debt	50,195	8,333	60,599
Less current portion of long term debt	418	539	542
Less short term debt	150	-	52,000
Total long-term debt	$49,627	$7,794	$8,057

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at March 28, 2014.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at March 28, 2014 was approximately 1.4%.

JOHNSON OUTDOORS INC.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of March 28, 2014 or March 29, 2013.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled $811 and $1,401 at March 28, 2014 and March 29, 2013, respectively.  The Company had no unsecured lines of credit as of March 28, 2014 or March 29, 2013.

Aggregate scheduled maturities of long-term debt as of March 28, 2014, for the remainder of fiscal 2014 and subsequent fiscal years, were as follows:

Fiscal Year
2014	$255
2015	359
2016	368
2017	389
2018	42,410
Thereafter	6,264
Total	$50,045

Balances carried on the Revolving Credit Agreement not in excess of the seasonal borrowing limit may be repaid at the Company’s discretion at any time through the maturity date.  Accordingly, this balance has been classified as long term.

Interest paid for the three months ended March 28, 2014 and March 29, 2013 was $273 and $409, respectively.  Interest paid for the six month periods ended March 28, 2014 and March 29, 2013 was $411 and $620, respectively.

The weighted average borrowing rate for short-term debt was approximately 1.4% and 2.5% for the six months ended March 28, 2014 and March 29, 2013, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of March 28, 2014 and March 29, 2013 approximated its carrying value.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 18% of the Company’s revenues for the six month period ended March 28, 2014 were denominated in currencies other than the U.S. dollar. Approximately 9% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 28, 2014, the Company held no foreign currency forward contracts.

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

The Company held no interest rate swap contracts during the six month periods ended March 28, 2014 and March 29, 2013 and as of March 28, 2014, the Company was unhedged with respect to interest rate risk on its floating rate debt.  The Company has fully amortized the unrealized loss related to the formerly effective interest rate swap that had subsequently become ineffective on January 2, 2009.

The following table discloses the location of loss reclassified from accumulated other comprehensive income (“AOCI”) into net income related to derivative instruments during the three and six month periods ended March 28, 2014 and March 29, 2013.

	Three Months Ended		Six Months Ended
	March 28	March 29	March 28	March 29
Loss reclassified from AOCI into:	2014	2013	2014	2013
Interest expense	$-	$-	$-	$138

JOHNSON OUTDOORS INC.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 28, 2014 and March 29, 2013 was:

	Location of loss (gain)	Three Months Ended
Derivatives not designated as	recognized in statement	March 28	March 29
hedging instruments	of operations	2014	2013
Foreign exchange forward contracts	Other expense (income), net	$-	$191

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended March 28, 2014 and March 29, 2013 was:

	Location of loss (gain)	Six Months Ended
Derivatives not designated as	recognized in statement	March 28	March 29
hedging instruments	of operations	2014	2013
Foreign exchange forward contracts	Other expense (income), net	$-	$69

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at March 28, 2014, September 27, 2013 and March 29, 2013 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

JOHNSON OUTDOORS INC.

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

During the three months ended March 28, 2014, the Company evaluated its business components for the purposes of identifying reporting units to reflect the recent acquisition of the Jetboil business into other components of the Outdoor Equipment segment.  Accordingly, the reporting units of the Outdoor Equipment segment were re-aligned to include a Consumer reporting unit and a Commercial and Government reporting unit.

The following table summarizes the Company's financial assets measured at fair value as of March 28, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$10,322	$-	$-	$10,322

The following table summarizes the Company's financial assets measured at fair value as of September 27, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$8,948	$-	$-	$8,948

The following table summarizes the Company's financial assets and liabilities measured at fair value as of March 29, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$8,053	$-	$-	$8,053
Liabilities:
Foreign currency forward contracts	-	143	-	143

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 28, 2014 and March 29, 2013 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	March 28	March 29
	Operations	2014	2013
Rabbi trust assets	Other expense (income), net	$(116)	$(567)
Foreign currency forward contracts	Other expense (income), net	-	191

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the six months ended March 28, 2014 and March 29, 2013 was:

	Location of (income) loss	Six Months Ended
	recognized in Statement of	March 28	March 29
	Operations	2014	2013
Rabbi trust assets	Other expense (income), net	$(508)	$(438)
Foreign currency forward contracts	Other expense (income), net	-	69

JOHNSON OUTDOORS INC.

There were no assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for the six month periods ended March 28, 2014.

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

17       SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during either of the six month periods ended March 28, 2014 or March 29, 2013.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	March 28	March 29	March 28	March 29	September 27
	2014	2013	2014	2013	2013
Net sales:
Marine Electronics:
Unaffiliated customers	$81,810	$87,692	$129,983	$141,324
Interunit transfers	60	86	72	105
Outdoor Equipment:
Unaffiliated customers	10,964	10,077	19,342	18,510
Interunit transfers	10	19	15	26
Watercraft:
Unaffiliated customers	13,202	13,742	18,627	20,549
Interunit transfers	26	12	50	19
Diving
Unaffiliated customers	18,192	20,473	35,250	38,820
Interunit transfers	249	342	515	478
Other / Corporate	105	116	171	171
Eliminations	(345)	(459)	(652)	(628)
Total	$124,273	$132,100	$203,373	$219,374
Operating profit (loss):
Marine Electronics	$13,748	$15,594	$16,080	$20,340
Outdoor Equipment	573	(268)	385	(44)
Watercraft	(395)	(542)	(2,031)	(2,224)
Diving	605	1,379	754	2,081
Other / Corporate	(2,985)	(3,525)	(6,550)	(5,989)
	$11,546	$12,638	$8,638	$14,164
Total assets (end of period):
Marine Electronics			$158,189	$163,461	$111,459
Outdoor Equipment			43,363	41,595	43,630
Watercraft			33,381	41,892	27,810
Diving			78,548	71,402	70,810
Other / Corporate			35,048	30,155	34,641
			$348,529	$348,505	$288,350

JOHNSON OUTDOORS INC.

1
18       ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI by component, net of tax, for the three months ended March 28, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized loss on defined benefit pension plans	Accumulated Other Comprehensive Income (Loss)
BALANCE AT DECEMBER 27, 2013	$23,913	$(4,319)	$19,594
Other comprehensive income before reclassifications	122	-	122
Amounts reclassified from accumulated other comprehensive income	-	166	166
Tax effects	-	(63)	(63)
BALANCE AT MARCH 28, 2014	$24,035	$(4,216)	$19,819

The changes in AOCI by component, net of tax, for the six months ended March 28, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized loss on defined benefit pension plans	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 27, 2013	$23,789	$(4,423)	$19,366
Other comprehensive income before reclassifications	246	-	246
Amounts reclassified from accumulated other comprehensive income	-	333	333
Tax effects	-	(126)	(126)
BALANCE AT MARCH 28, 2014	$24,035	$(4,216)	$19,819

JOHNSON OUTDOORS INC.

The reclassifications out of AOCI for the three month period ended March 28, 2014 were as follows:

		Statement of Operations
(thousands)		Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$166	Cost of sales / Operating expense
Tax effects	(63)	Income tax expense
Total reclassifications for the period	$103

The reclassifications out of AOCI for the six month period ended March 28, 2014 were as follows:

		Statement of Operations
(thousands)		Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$333	Cost of sales / Operating expense
Tax effects	(126)	Income tax expense
Total reclassifications for the period	$207

JOHNSON OUTDOORS INC.

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the six month periods ended March 28, 2014 and March 29, 2013. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Highlights

Net sales of $124,273 for the second fiscal quarter of 2014 declined by 6% from the same period in the prior year and net sales for the first six months of fiscal year 2014 of $203,373 declined by 7% from the same period in the prior year.  The declines for both the three and six month periods were due primarily to harsh winter weather which has shifted the pacing of customer orders.  Delayed shipments of new products and challenging economic conditions across all segments further contributed to the year over year decline.

Seasonality

The Company’s business is seasonal in nature. The second and third fiscal quarters fall within the Company’s primary selling season for its outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Year Ended
	2013		2012		2011
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	6%	19%	-17%	19%	-8%
March	31%	49%	31%	65%	32%	65%
June	30%	63%	31%	66%	30%	67%
September	18%	-18%	19%	-14%	19%	-24%
	100%	100%	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	March 28	March 29	March 28	March 29
	2014	2013	2014	2013
Net sales:
Marine Electronics	$81,870	$87,778	$130,055	$141,429
Outdoor Equipment	10,974	10,096	19,357	18,536
Watercraft	13,228	13,754	18,677	20,568
Diving	18,441	20,815	35,765	39,298
Other / Eliminations	(240)	(343)	(481)	(457)
Total	$124,273	$132,100	$203,373	$219,374
Operating profit (loss):
Marine Electronics	$13,748	$15,594	$16,080	$20,340
Outdoor Equipment	573	(268)	385	(44)
Watercraft	(395)	(542)	(2,031)	(2,224)
Diving	605	1,379	754	2,081
Other / Eliminations	(2,985)	(3,525)	(6,550)	(5,989)
Total	$11,546	$12,638	$8,638	$14,164

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended March 28, 2014 were $124,273, a decrease of $7,827 from the prior year second quarter.

Marine Electronics net sales were $81,870 for the three months ended March 28, 2014.  The decrease from the same period in the prior year of $5,908 was due primarily to pacing of new product shipments in the current year.

Net sales for the three months ended March 28, 2014 for the Outdoor Equipment business were $10,974 compared to $10,096 in the prior year.  The increase of $878 was due primarily to an increase in sales of military tents.

Net sales for the second fiscal quarter for the Watercraft business were $13,228 versus $13,754 in the same period of the prior year.  The 4% decrease from the prior year was due primarily to the loss of international sales resulting from global restructuring.

Diving net sales were $18,441 for the three months ended March 28, 2014 which was a decrease of $2,374 from the second fiscal quarter of the prior year.  The decrease was due primarily to a delay in new product shipments and weak economies in key markets.

Consolidated net sales for the six months ended March 28, 2014 were $203,373, a decrease of $16,001, or 7%, compared to $219,374 for the six months ended March 29, 2013.

Net sales for the six months ended March 28, 2014 for the Marine Electronics business were $130,055, down $11,374, or 8%, from $141,429 during the first six months of the prior year.  Significant pre-season shipments in the prior year and pacing of new product shipments in the current year were the primary drivers of the decrease.

JOHNSON OUTDOORS INC.

Net sales for the Outdoor Equipment business were $19,357 for the current year to date period, an increase of $821, or 4%, from the prior year net sales during the same period of $18,536.  An increase in sales of military tents more than offset other declines in this segment.

Net sales for the first six months of fiscal 2014 for the Watercraft business were $18,677, a decrease of $1,891, or 9%, compared to $20,568 in the prior year period.  The decrease was driven primarily by the loss of international sales resulting from global restructuring.

Diving net sales were $35,765 for the six months ended March 28, 2014 versus $39,298 for the six months ended March 29, 2013, a decrease of $3,533, or 9%.  Delayed shipments of new products and challenging economic conditions in key markets contributed to the year over year decrease.

Cost of Sales

For the three months ended March 28, 2014, cost of sales was $75,427 versus $78,016 in the same period of the prior year.

Cost of sales for the six months ended March 28, 2014 was $124,598, a decrease of $6,878 from the same prior year period.  The decreases for both the three and six month periods versus the prior year periods were driven primarily by lower sales volume in addition to modest material and labor cost decreases in the current year.

Gross Profit Margin

For the three months ended March 28, 2014, gross profit as a percentage of net sales was 39.3% compared to 40.9% during the quarter ended March 29, 2013.

Gross profit as a percentage of net sales declined from 40.1% in the prior year to date period to 38.7% during the six months ended March 28, 2014.  For both the three and six month periods, new pricing strategies in certain of our business segments, which were implemented to enhance the Company’s competitive position, and inefficiencies resulting from producing at less than optimal capacity both drove the decrease in gross profit as a percentage of sales.

Operating Expenses

Operating expenses for the quarter ended March 28, 2014 were $37,300 versus $41,446 in the prior year.  The decrease was due primarily to lower incentive compensation expense, lower sales volume related expense and lower restructuring costs in the current year quarter.

Operating expenses were $70,137 for the six months ended March 28, 2014 compared to $73,734 in the prior year six month period.  This $3,597 decrease was driven primarily by lower sales volume related expense, lower incentive compensation expense, lower restructuring costs and lower warranty expense in the current year.

Operating Profit

Operating profit on a consolidated basis for the three months ended March 28, 2014 was $11,546 compared to operating profit of $12,638 in the second quarter of the prior year.  Lower operating expenses were not able to entirely offset the effect of the lower sales volumes between periods.

Operating profit on a consolidated basis for the six months ended March 28, 2014 was $8,638 compared to operating profit of $14,164 in the prior year period, a decrease of $5,526.  Lower gross profit for the six months ended March 28, 2014 occurring as a result of the factors described above, was the primary driver of the decline in operating profit.

Interest

Interest expense was $313 for the three months ended March 28, 2014 versus $485 for the three months ended March 29, 2013.  The decrease in interest expense was due primarily to lower interest rates in the current year.

JOHNSON OUTDOORS INC.

For the six months ended March 28, 2014, interest expense totaled $515 compared to $924 for the six months ended March 29, 2013.  This decrease in interest expense was primarily due to lower interest rates in the current year and the absence of interest rate swap amortization expense in the six month period ended March 28, 2014 compared to expense of $138 reported in the prior year to date period.  The swap became fully amortized during the first quarter of fiscal 2013.

Interest income for each of the three and six month periods ended March 28, 2014 and March 29, 2013 was less than $100.

Other Expense (Income)

Other expense for the three months ended March 28, 2014 was $24 compared to other income of $878 for the three months ended March 29, 2013.  For the three months ended March 28, 2014, foreign currency exchange losses were $284 compared to gains of $458 for the three months ended March 29, 2013.  Foreign currency forward contracts resulted in losses of $191 for the three months ended March 29, 2013.  The Company had no foreign currency forward contracts during the fiscal second quarter of fiscal 2014.  Net investment gains and earnings on the rabbi trust assets related to the Company’s non-qualified deferred compensation plan were $140 in the three month period ended March 28, 2014 compared to $595 in the prior year second fiscal quarter.

Other income for the six months ended March 28, 2014 was $135 compared to income of $380 for the six months ended March 29, 2013.  For the six months ended March 28, 2014, foreign currency exchange losses were $604 compared to losses of $109 for the six months ended March 29, 2013.  The Company’s foreign currency forward contracts resulted in losses of $69 for the six months ended March 29, 2013.  The Company had no foreign currency forward contracts during the first six months of fiscal 2014.  Net investment gains and earnings on the rabbi trust assets related to the Company’s non-qualified deferred compensation plan were $709 in the six month period ended March 28, 2014 compared to $637 in the six month period ended March 29, 2013.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the six months ended March 28, 2014 was 37.2%, compared to 32.8% in the corresponding period of the prior year.

The increase in the Company’s effective tax rate for the three and six months ended March 28, 2014 versus the prior year periods was primarily due to losses in tax jurisdictions with deferred tax valuation allowances in the current period versus income in the prior year period and the retroactive enactment of the research and development credit during the prior year period which expired in the current year period.

Net Income

Net income for the three months ended March 28, 2014 was $7,404, or $0.67 per diluted common class A and B share, compared to net income of $8,937, or $0.90 per diluted common class A and B share, for the corresponding period of the prior year.

Net income for the six months ended March 28, 2014 was $5,211 or $0.30 per diluted common class A and B share, compared to net income of $9,184, or $0.93 per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Debt, net of cash, was $1,542 as of March 28, 2014 compared to $20,207 as of March 29, 2013.  The Company's debt to total capitalization ratio was 20% as of March 28, 2014 compared to 25% as of March 29, 2013.  The Company’s total debt balance was $50,195 as of March 28, 2014 compared to $60,599 as of March 29, 2013.  See “Note 13 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

JOHNSON OUTDOORS INC.

Accounts receivable, net of allowance for doubtful accounts, were $98,484 as of March 28, 2014, a decrease of $10,692 compared to $109,176 as of March 29, 2013.  The decrease from the prior year was due primarily to the decrease in sales volume in the current year to date period.

Inventories, net of inventory reserves, were $85,089 as of March 28, 2014, a decrease of $103 compared to $85,192 as of March 29, 2013.

Accounts payable were $40,689 at March 28, 2014, a decrease of $1,168 compared to $41,857 as of March 29, 2013.  The decrease was driven primarily by decreased production volumes in the current year.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Year Ended
(thousands)	March 28 2014	March 29 2013

Cash (used for) provided by:
Operating activities	$(41,945)	$(46,503)
Investing activities	(5,328)	(21,507)
Financing activities	39,782	50,938
Effect of foreign currency rate changes on cash	450	(1,440)
Decrease in cash and cash equivalents	$(7,041)	$(18,512)

Operating Activities

Cash used for operations totaled $41,945 for the six months ended March 28, 2014 compared with $46,503 during the corresponding period of the prior fiscal year.  Lower net income in the current period was the primary driver of the change.

Amortization of deferred financing costs, depreciation and other amortization charges were $5,144 for the six month period ended March 28, 2014 compared to $5,067 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $5,328 for the six months ended March 28, 2014 and $21,507 for the corresponding period of the prior year.  The Company used cash of $15,420 for the purchase of Jetboil during the six months ended March 29, 2013.  There were no such acquisitions in the current year to date period.  Cash usage in the current and prior year six month periods related to capital expenditures was $6,704 and $6,087, respectively.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2014 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows provided by financing activities totaled $39,782 for the six months ended March 28, 2014 compared to $50,938 for the six month period ended March 29, 2013. The Company made principal payments on senior notes and other long-term debt of $288 during the six month period ended March 28, 2014  For the six month period ended March 29, 2013, the Company made principal payments on senior notes and other long-term debt of $262.

JOHNSON OUTDOORS INC.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the terms loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at March 28, 2014.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 6% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

On September 16, 2013, the Company and certain of its subsidiaries entered into a new credit facility with PNC Bank National Association and certain other lenders which terminated the Amended Revolving Credit and Security agreement with PNC Bank National Association and the other lenders named therein, dated as of November 16, 2010.  The new credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.  Balances carried on the Revolving Credit Agreement of $60,000 or less may be repaid at the Company’s discretion at any time through the maturity date.  Accordingly, this balance has been classified as long term as of March 28, 2014.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at March 28, 2014 was approximately 1.4%.

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

The Company had short-term debt of $568 as of March 28, 2014 consisting primarily of current maturities of its term loans.  As of March 29, 2013, the Company had short-term debt of $52,542 consisting of $52,000 outstanding on revolving credit facilities and current maturities of its term loans of $542.  The Company had long-term debt of $49,627 consisting of $42,000 outstanding on its Revolving Credit Agreement, $7,547 of term loans net of current maturities and $80 of other long-term debt as of March 28, 2014.  As of March 29, 2013, the Company had long-term debt of $8,057 consisting of term loans net of current maturities of $7,757 and $300 of other long-term debt.

As of March 28, 2014 the Company held approximately $41,800 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

JOHNSON OUTDOORS INC.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at March 28, 2014.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$50,045	$255	$727	$42,799	$6,264
Short-term debt	150	150	-	-	-
Operating lease obligations	16,619	3,323	9,853	2,807	636
Open purchase orders	56,414	56,414	-	-	-
Contractually obligated interest payments	6,270	507	1,976	1,895	1,892
Total contractual obligations	$129,498	$60,649	$12,556	$47,501	$8,792

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were $811 and $1,401 at March 28, 2014 and March 29, 2013, respectively.

The Company anticipates making contributions of $365 to its defined benefit pension plans through the end of fiscal 2014.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies during the six months ended March 28, 2014.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  We do not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 18% of the Company’s revenues for the six month period ended March 28, 2014 were denominated in currencies other than the U.S. dollar. Approximately 9% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 28, 2014, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s goal in managing its interest rate risk is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt.  When the appropriate mix of fixed rate or floating rate debt cannot be directly obtained in a cost effective manner, the Company may enter into interest rate swap contracts in order to change floating rate interest into fixed rate interest or vice versa for a specific amount of debt in order to achieve the desired proportions of floating rate and fixed rate debt.   The Company held no interest rate swap contracts during the six month periods ended March 28, 2014 and March 29, 2013 and as of March 28, 2014, the Company was unhedged with respect to interest rate risk on its floating rate debt.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at March 28, 2014:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$502

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
Signatures Dated: May 2, 2014
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ David W. Johnson
David W. Johnson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

JOHNSON OUTDOORS INC.

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description
10.1
Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan.  (Filed as Appendix A to the Company’s Definitive Schedule 14A Proxy Statement for the 2014 annual Meeting of Shareholders filed with the SEC on January 13, 2014 and incorporated herein by reference.)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(1) 101
Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.