Form 10-Q
period 2014-06-27
JOHNSON OUTDOORS INC
filed 2014-08-06
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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

As of July 25, 2014, 8,769,426 shares of Class A and 1,212,382 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I      FINANCIAL INFORMATION
Item 1.       Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	June 27	June 28	June 27	June 28
(thousands, except per share data)	2014	2013	2014	2013
Net sales	$137,133	$129,772	$340,506	$349,146
Cost of sales	81,314	75,435	205,912	206,911
Gross profit	55,819	54,337	134,594	142,235
Operating expenses:
Marketing and selling	25,535	25,215	68,445	70,309
Administrative management, finance and information systems	8,217	8,999	27,748	29,944
Goodwill and other intangible assets impairment	8,475	-	8,475	-
Research and development	4,260	3,990	11,956	11,685
Total operating expenses	46,487	38,204	116,624	111,938
Operating profit	9,332	16,133	17,970	30,297
Interest income	(17)	(14)	(53)	(67)
Interest expense	196	186	711	1,110
Other (income) expense, net	(952)	451	(1,087)	71
Income before income taxes	10,105	15,510	18,399	29,183
Income tax expense	5,407	1,856	8,490	6,345
Net income	$4,698	$13,654	$9,909	$22,838

Weighted average common shares - Basic:
Class A	8,438	8,331	8,410	8,293
Class B	1,212	1,213	1,212	1,213
Participating securities	-	-	-	-
Dilutive stock options and restricted stock units	5	5	3	5
Weighted average common shares - Dilutive	9,655	9,549	9,625	9,511
Net income per common share - Basic:
Class A	$0.48	$1.39	$1.01	$2.34
Class B	$0.43	$1.26	$0.91	$2.11
Net income per common share - Diluted:
Class A	$0.40	$1.37	$0.70	$2.30
Class B	$0.40	$1.37	$0.70	$2.30
Dividends declared per common share:
Class A	$0.08	$-	$0.30	$-
Class B	$0.07	$-	$0.27	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	June 27	June 28	June 27	June 28
(thousands, except per share data)	2014	2013	2014	2013
Comprehensive income:
Net income	$4,698	$13,654	$9,909	$22,838
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,614	13	1,860	(2,460)
Change in pension plans, net of tax of $63, $0, $189 and $0, respectively	103	-	310	-
Amortization of unrealized loss on interest rate swap	-	-	-	138
Total other comprehensive income (loss)	1,717	13	2,170	(2,322)
Total comprehensive income	$6,415	$13,667	$12,079	$20,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 27	September 27	June 28
(thousands, except share data)	2014	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$52,139	$55,694	$41,678
Accounts receivable, net	80,036	44,104	75,894
Inventories	71,496	76,363	75,210
Deferred income taxes	7,074	7,869	5,005
Other current assets	5,245	4,542	5,732
Total current assets	215,990	188,572	203,519
Property, plant and equipment, net of accumulated depreciation of $108,075, $103,314 and $103,253, respectively	45,838	43,394	41,021
Deferred income taxes	6,599	8,039	15,586
Goodwill	14,697	21,053	20,938
Other intangible assets, net	12,579	15,068	14,216
Other assets	13,028	12,224	11,409
Total assets	$308,731	$288,350	$306,689
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-	$8,998
Current maturities of long-term debt	365	539	549
Accounts payable	34,561	26,466	28,831
Accrued liabilities:
Salaries, wages and benefits	11,652	17,702	13,804
Accrued warranty	4,491	5,214	5,167
Income taxes payable	4,527	1,300	2,521
Other	16,761	12,151	16,863
Total current liabilities	72,357	63,372	76,733
Long-term debt, less current maturities	7,551	7,794	7,917
Deferred income taxes	1,192	1,114	4,891
Retirement benefits	5,601	6,346	11,339
Other liabilities	14,258	12,056	11,165
Total liabilities	100,959	90,682	112,045
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	439	438	438
June 27, 2014: 8,769,426
September 27, 2013: 8,724,984
June 28, 2013: 8,724,070
Class B shares issued and outstanding:	61	61	61
June 27, 2014: 1,212,382
September 27, 2013: 1,212,420
June 28, 2013: 1,213,334
Capital in excess of par value	66,945	66,374	65,428
Retained earnings	119,099	112,144	115,655
Accumulated other comprehensive income	21,536	19,366	13,795
Treasury stock at cost, shares of Class A common stock: 11,203, 34,766 and 35,680, respectively	(308)	(715)	(733)
Total shareholders' equity	207,772	197,668	194,644
Total liabilities and shareholders' equity	$308,731	$288,350	$306,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	June 27 2014	June 28 2013
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$9,909	$22,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,272	6,808
Amortization of intangible assets	525	496
Amortization of deferred financing costs	90	178
Impairment losses	8,475	-
Stock based compensation	1,256	1,098
Amortization of deferred loss on interest rate swap	-	138
Deferred income taxes	2,348	2,435
Change in operating assets and liabilities, net of effects of acquired business:
Accounts receivable, net	(35,625)	(34,737)
Inventories, net	5,384	(6,429)
Accounts payable and accrued liabilities	8,052	8,056
Other current assets	(670)	2,162
Other non-current assets	(2,055)	(1,205)
Other long-term liabilities	1,880	563
Other, net	(28)	57
	6,813	2,458
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	-	(15,420)
Capital expenditures	(9,826)	(10,938)
Proceeds from sales of property, plant and equipment	1,376	-
	(8,450)	(26,358)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	-	8,997
Principal payments on senior notes and other long-term debt	(416)	(393)
Deferred financing costs paid to lenders	(34)	-
Common stock transactions	189	130
Dividends paid	(2,214)	-
Purchases of treasury stock	(638)	(886)
	(3,113)	7,848
Effect of foreign currency rate changes on cash	1,195	(1,174)
Decrease in cash and cash equivalents	(3,555)	(17,226)
CASH AND CASH EQUIVALENTS
Beginning of period	55,694	58,904
End of period	$52,139	$41,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of June 27, 2014 and June 28, 2013, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2013 which was filed with the Securities and Exchange Commission on December 6, 2013.

Due to seasonal variations and other factors, the results of operations for the three and nine months ended June 27, 2014 are not necessarily indicative of the results to be expected for the Company's full 2014 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2         ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $3,149, $3,759 and $3,752 as of the periods ended June 27, 2014, September 27, 2013 and June 28, 2013, respectively. The increase in net accounts receivable to $80,036 as of June 27, 2014 from $44,104 as of September 27, 2013 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and nine month periods ended June 27, 2014 and June 28, 2013, basic net income per share for Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income as described above.

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

For the three and nine month periods ended June 27, 2014 and June 28, 2013, diluted net income per share reflects the effect of dilutive stock options and units and assumes the conversion of Class B common stock into Class A common stock.  As a result, diluted earnings per share for Class A and Class B common stock during these periods is the same.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 for each of the three and nine month periods ended June 27, 2014 and June 28, 2013.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 319,632 and 386,409 for the three months ended June 27, 2014 and June 28, 2013, respectively, and 336,519 and 413,633 for the nine months ended June 27, 2014 and June 28, 2013, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 for the each of three months ended June 27, 2014 and June 28, 2013 and 8,040 and 0 for the nine months ended June 27, 2014 and June 28, 2013, respectively.

4         STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for equity incentive awards) there were 708,084 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at June 27, 2014.

JOHNSON OUTDOORS INC.

Stock Options

All Company stock options have been granted at a price not less than fair market value at the date of grant and all outstanding options are currently exercisable.  Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during either of the nine month periods ended June 27, 2014 or June 28, 2013.

A summary of stock option activity for the nine months ended June 27, 2014 related to the Company’s stock ownership plans is shown below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at September 27, 2013	15,066	$18.16
Exercised	(3,900)	19.88
Cancelled	(1,950)	19.88
Outstanding and exercisable at June 27, 2014	9,216	17.07	$80	1.1

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.80 as of June 27, 2014, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $78 and $86 for the nine month periods ending June 27, 2014 and June 28, 2013, respectively.  The fair value of the stock received upon exercise of such options at their date of exercise during the nine month periods ended June 27, 2014 and June 28, 2013 was $96 and $171, respectively.

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

JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the nine months ended June 27, 2014 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 27, 2013	386,409	$13.78
Non-vested stock grants	47,934	27.70
Restricted stock vested	(114,711)	10.32
Non-vested stock at June 27, 2014	319,632	17.10

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 24,719 and 43,464 during the nine month periods ended June 27, 2014 and June 28, 2013, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $387 and $347 for the three month periods ended June 27, 2014 and June 28, 2013, respectively, and $1,135 and $1,048 for the nine month periods ended June 27, 2014 and June 28, 2013, respectively.  Unrecognized compensation cost related to non-vested stock as of June 27, 2014 was $2,496, which amount will be amortized to expense through November 2017 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended June 27, 2014 and June 28, 2013 was $2,961 and $3,628, respectively.

Restricted Stock Units

All restricted stock units awarded by the Company have been granted at their fair market value on the date of grant and vest within one year after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  There were 8,040 restricted stock units unvested and outstanding as of June 27, 2014.

The Company issued 8,040 restricted stock units at a weighted average grant price of $21.77 for the nine month period ended June 27, 2014 and 6,600 restricted stock units at a weighted average grant price of $22.73 for the nine month period ended June 28, 2013. No restricted stock units were granted during either of the three month periods ended June 27, 2014 or June 28, 2013.

Stock compensation expense, net of forfeitures, related to restricted stock units was $44 for the three months ended June 27, 2014 and $121 for the nine month period ended June 27, 2014.  Stock compensation expense, net of forfeitures, related to restricted stock units was $37 and $50 for the three and nine month periods ended June 28, 2013, respectively.  Unrecognized compensation cost related to non-vested restricted stock units as of June 27, 2014 was $117, which amount will be amortized to expense through February 2015 or adjusted for changes in future estimated or actual forfeitures.

The Company recognized an income tax benefit on stock-based compensation expense of $200 and $146 for the three month periods ended June 27, 2014 and June 28, 2013, respectively, and $513 and $417 for the nine month periods ended June 27, 2014 and June 28, 2013, respectively.  The Company recognized no income tax benefit on exercises of stock options or the vesting of non-vested stock for either of the three month periods ended June 27, 2014 and June 28, 2013.  The Company recognized income tax benefit (expense) on exercises of stock options and the vesting of non-vested stock of $9 and $(2) for the nine month periods ended June 27, 2014 and June 28, 2013, respectively.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

JOHNSON OUTDOORS INC.

During the three and nine month periods ended June 27, 2014, the Company issued 15,969 shares of Class A common stock and recognized $57 of expense in connection with the Employees’ Stock Purchase Plan and during the three and nine month periods ended June 28, 2013, the Company issued 9,562 shares of Class A common stock and recognized $41 of expense in connection with the Employees’ Stock Purchase Plan.

5         PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended June 27, 2014 and June 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	June 27	June 28	June 27	June 28
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	309	249	808	748
Less estimated return on plan assets	335	244	823	733
Amortization of unrecognized losses	(77)	167	256	500
	$(103)	$172	$241	$515

6          INCOME TAXES

For the three and nine months ended June 27, 2014 and June 28, 2013, the Company’s earnings before tax, tax expense and effective income tax rate attributable to earnings before income taxes was as follows:

	Three Months Ended		Nine Months Ended
	June 27	June 28	June 27	June 28
(thousands, except tax rate data)	2014	2013	2014	2013
Income before income taxes	$10,105	$15,510	$18,399	$29,183
Income tax expense	$5,407	$1,856	$8,490	$6,345
Effective income tax rate	53.5%	12.0%	46.1%	21.7%

The change in the Company’s effective tax rate for the three and nine months ended June 27, 2014 versus the prior year periods was primarily due to goodwill impairment with no tax benefit and the reversal of a valuation allowance on foreign tax credits in the prior year period.  Further contributing to the difference for the nine month period was the retroactive research and development credit enactment in the prior year period, which expired in the current year period.  Additional differences in the effective tax rates related to earnings disparity in tax jurisdictions with deferred tax valuation allowances in the current period versus the prior year period.  The tax jurisdictions where such entities with a valuation allowance were located in were as follows for the periods ended June 27, 2014 and June 28, 2013, respectively:

JOHNSON OUTDOORS INC.

June 27	June 28
2014	2013
Japan	Japan
France	France
Indonesia	Indonesia
Italy	Italy
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
United Kingdom	United Kingdom
The Company would ordinarily recognize a tax expense or benefit on operating income or loss in the jurisdictions noted in the table above; however, due to the recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets in these jurisdictions, the Company continues to adjust its valuation allowances resulting in effectively no recorded tax expense or benefit in these jurisdictions.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As of June 27, 2014, there was no material change in the amount of uncertain income tax positions and the Company’s 2014 fiscal year tax expense is anticipated to include approximately $350 related to uncertain income tax positions.

The Company recognizes accrued interest and penalties related to uncertain income tax positions as a component of income tax expense and is projecting accrued interest of $100 related to uncertain income tax positions for the fiscal year ending October 3, 2014.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy and Germany.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2011-2013
Canada	2009-2013
France	2009-2013
Germany	2009-2013
Italy	2009-2013
Japan	2012-2013
Switzerland	2003-2013

JOHNSON OUTDOORS INC.

7         INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	June 27	September 27	June 28
	2014	2013	2013
Raw materials	$25,744	$27,935	$26,230
Work in process	256	198	507
Finished goods	45,496	48,230	48,473
	$71,496	$76,363	$75,210

8         GOODWILL

The changes in goodwill during the nine months ended June 27, 2014 and June 28, 2013 were as follows:

	June 27 2014	June 28 2013
Balance at beginning of period	$21,053	$14,466
Jetboil® acquisition	-	6,475
Impairment	(6,475)	-
Amount attributable to movements in foreign currency rates	119	(3)
Balance at end of period	$14,697	$20,938

See “Note 10 – Acquisition” and “Note 15 – Fair Value Measurements” of these notes to the condensed consolidated financial statements for discussion of the impairment charge recognized in the current year.

9         WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company's warranty activity for the nine months ended June 27, 2014 and June 28, 2013.

	June 27 2014	June 28 2013
Balance at beginning of period	$5,214	$4,751
Expense accruals for warranties issued during the period	2,588	2,903
Less current period warranty claims paid	3,311	2,487
Balance at end of period	$4,491	$5,167

10       ACQUISITION

On November 14, 2012, the Company acquired all of the outstanding common and preferred stock of Jetboil, Inc. (“Jetboil”) in a purchase transaction with Jetboil’s founders and other shareholders (the “Sellers”).  Jetboil, founded and based in Manchester, New Hampshire, designs and manufactures the world’s top selling brand of portable outdoor cooking systems.

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

The $15,420 of consideration paid in this acquisition was funded with existing cash and credit facilities. Approximately $3,200 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Sellers in connection with the inaccuracy of certain representations and warranties made by Sellers or related to the breach or nonperformance of certain other actions or conditions related to the acquisition, for a period of 15 months from the acquisition date.  On February 14, 2014, within the 15 month timeframe, the Company filed an indemnity claim against the Sellers which has since been resolved by the parties.  There are no further pending claims related to this acquisition.  As a result of the resolution of the foregoing claim, the Company received a distribution of  $1,600 from the escrow during the quarter ended June 27, 2014, which was recorded as a favorable adjustment in "Administrative management, finance and information systems" in the accompanying Condensed Consolidated Statement of Operations in the Outdoor Equipment segment.    The remaining escrow balance was released to the Sellers during the Company’s fiscal third quarter.

JOHNSON OUTDOORS INC.

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

The goodwill resulting from this acquisition reflects the cash flow expected from the acquisition due primarily to expanded distribution and growth in all of the Company’s Outdoor Equipment brands.  This goodwill is not deductible for tax purposes.  Transaction costs incurred for the acquisition during the nine months ended June 28, 2013 were $295 and were included in Administrative management, finance and information systems expense in the Company’s accompanying Condensed Consolidated Statements of Operations in the Other/Corporate segment.

The fair value assigned to finite lived intangible assets in the acquisition was as follows:

		Useful
Description	Amount	Life (yrs)
Patents	$240	7
Noncontractual customer relationships	3,700	15
Non-compete agreements	1,060	4

The weighted average useful life at the date of acquisition of total amortizable intangible assets acquired in the acquisition was 12.3 years.

The acquisition included an indefinite lived tradename valued at $5,400.  During the third quarter of fiscal 2014, forecasted cash flows related to Jetboil declined from the assumptions used in the initial valuation.  This change led the Company to perform an interim impairment test on the acquired indefinite lived intangible assets by comparing their carrying value to their fair value.  The fair value was determined using a relief from royalty method under the income approach which uses projected revenue allocable to the tradename and a royalty rate at which it is assumed a market participant would be willing to incur as its cost in order to manufacture a branded product.  As a result of this analysis, the Company recognized an impairment charge of $2,000 in “Goodwill and other intangible assets impairment” in the accompanying Condensed Consolidated Statements of Operations in the Outdoor Equipment segment.

JOHNSON OUTDOORS INC.

Based on these same indicators of potential impairment, the Company also performed an impairment analysis on the goodwill related to the Outdoor Equipment - Consumer reporting unit using the income approach.  As of the measurement date of June 27, 2014, the carrying value of the reporting unit exceeded its indicated fair value.  As a result, the Company proceeded to Step 2 of the impairment test to estimate the impairment loss.    The measurement of the impairment loss of $6,475 is currently an estimate and has not been finalized because the valuation of unrecognized intangible assets to help determine the implied fair value of goodwill is in process.  The Company also evaluated long-lived assets and identified no impairment.

11       RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure certain operations related to its Watercraft segment.  Specifically, the Company restructured its product sales and distribution in Europe and consolidated all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action resulted in the closure of two sales offices in the U.K. and France, the closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 24 positions in the U.S. and Europe.  The related charges are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Condensed Consolidated Statements of Operations in the Watercraft segment.  The restructuring accrual is included in the “Other current liabilities” line in the Company’s accompanying Condensed Consolidated Balance Sheets.  The planned actions related to this restructuring were completed in fiscal 2013 and the Company expects the total cost of this restructuring to be approximately $2,568.  The remaining restructuring liabilities should be settled by the end of fiscal 2014.

Changes in the accrual related to this restructuring project for the nine month period ended June 27, 2014 were as follows:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of September 27, 2013	84	219	203	506
Activity during the period ended June 27, 2014:
Charges (credits) to earnings	(19)	(13)	(7)	(39)
Settlement payments	(44)	(185)	(95)	(324)
Accrued restructuring liabilities as of June 27, 2014	$21	$21	$101	$143

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

JOHNSON OUTDOORS INC.

13       INDEBTEDNESS

Debt was comprised of the following at June 27, 2014, September 27, 2013, and June 28, 2013:

	June 27 2014	September 27 2013	June 28 2013
Term loans	$7,894	$8,142	$8,221
Revolvers	-	-	8,998
Other	22	191	245
Total debt	7,916	8,333	17,464
Less current portion of long term debt	365	539	549
Less short term debt	-	-	8,998
Total long-term debt	$7,551	$7,794	$7,917

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at June 27, 2014.

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

Revolvers
On September 16, 2013, the Company and certain of its subsidiaries entered into a credit facility with PNC Bank National Association and certain other lenders.  This credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of June 27, 2014 or June 28, 2013.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled $810 and $1,404 at June 27, 2014 and June 28, 2013, respectively.  The Company had no unsecured lines of credit as of June 27, 2014 or June 28, 2013.

Aggregate scheduled maturities of long-term debt as of June 27, 2014, for the remainder of fiscal 2014 and subsequent fiscal years, were as follows:

Fiscal Year
2014	$98
2015	359
2016	368
2017	389
2018	410
Thereafter	6,292
Total	$7,916

Interest paid for the three month periods ended June 27, 2014 and June 28, 2013 was $187 and $179, respectively.  Interest paid for the nine month periods ended June 27, 2014 and June 28, 2013 was $597 and $799, respectively.

The weighted average borrowing rate for short-term debt was approximately 1.4% and 2.5% for the nine months ended June 27, 2014 and June 28, 2013, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of June 27, 2014 and June 28, 2013 approximated its carrying value.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 18% of the Company’s revenues for the nine month period ended June 27, 2014 were denominated in currencies other than the U.S. dollar. Approximately 8% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

JOHNSON OUTDOORS INC.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 27, 2014, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s goal in managing its interest rate risk is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt or cash and cash equivalents on hand.

When the appropriate mix of fixed rate or floating rate debt cannot be directly obtained in a cost effective manner, the Company may enter into interest rate swap contracts in order to change floating rate interest into fixed rate interest or vice versa for a specific amount of debt in order to achieve the desired proportions of floating rate and fixed rate debt.

The Company held no interest rate swap contracts during the nine month periods ended June 27, 2014 and June 28, 2013 and as of June 27, 2014, the Company was unhedged with respect to interest rate risk on its floating rate debt.  The Company has fully amortized the unrealized loss related to the formerly effective interest rate swap that had subsequently become ineffective on January 2, 2009.

The following table discloses the location of loss reclassified from accumulated other comprehensive income (“AOCI”) into net income related to derivative instruments during the three and nine month periods ended June 27, 2014 and June 28, 2013.

	Three Months Ended		Nine Months Ended
	June 27	June 28	June 27	June 28
Loss reclassified from AOCI into:	2014	2013	2014	2013
Interest expense	$-	$-	$-	$138

JOHNSON OUTDOORS INC.

The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Operations for the three months ended June 27, 2014 and June 28, 2013 was:

		Three Months Ended

Derivatives not designated as hedging instruments	Location of loss (gain) recognized in statement of operations	June 27 2014	June 28 2013
Foreign exchange forward contracts	Other expense (income), net	$-	$(10)

The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Operations for the nine months ended June 27, 2014 and June 28, 2013 was:

		Nine Months Ended
Derivatives not designated as hedging instruments	Location of loss (gain) recognized in statement of operations	June 27 2014	June 28 2013
Foreign exchange forward contracts	Other expense (income), net	$-	$59

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

• Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets or liabilities.

• Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

• Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at June 27, 2014, September 27, 2013 and June 28, 2013 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

JOHNSON OUTDOORS INC.

During the nine months ended June 27, 2014, the Company evaluated its business components for the purposes of identifying reporting units to reflect the recent acquisition of the Jetboil business into other components of the Outdoor Equipment segment.  Accordingly, the reporting units of the Outdoor Equipment segment were re-aligned to include a Consumer reporting unit and a Commercial and Government reporting unit.

The following table summarizes the Company's financial assets measured at fair value as of June 27, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,026	$-	$-	$11,026

The following table summarizes the Company's financial assets measured at fair value as of September 27, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$8,948	$-	$-	$8,948

The following table summarizes the Company's financial assets and liabilities measured at fair value as of June 28, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$8,263	$-	$-	$8,263
Liabilities:
Foreign currency forward contracts	-	79	-	79

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three months ended June 27, 2014 and June 28, 2013 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	June 27	June 28
	Operations	2014	2013
Rabbi trust assets	Other expense (income), net	$(490)	$(1)
Foreign currency forward contracts	Other expense (income), net	-	(10)

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the nine months ended June 27, 2014 and June 28, 2013 was:

	Location of (income) loss	Nine Months Ended
	recognized in Statement of	June 27	June 28
	Operations	2014	2013
Rabbi trust assets	Other expense (income), net	$(998)	$(439)
Foreign currency forward contracts	Other expense (income), net	-	59

JOHNSON OUTDOORS INC.
During the 2014 third fiscal quarter, the Company recorded impairment on a tradename held by the Outdoor Equipment - Consumer reporting unit, reducing its fair value to $3,400.  The fair value of the tradename was determined using a relief from royalty method under the income approach which uses projected revenue allocable to the tradename and a royalty rate at which it is assumed a market participant would be willing to incur as its cost in order to manufacture a branded product.  During the same quarter, the Company proceeded to Step 2 of the goodwill impairment test to estimate the impairment loss on goodwill held by the Outdoor Equipment - Consumer reporting unit using a discounted cash flow analysis to estimate reporting unit fair value.  As a result, the Company recorded estimated impairment on goodwill of $6,475, reducing its fair value to $0.   The measurement of the impairment loss is currently an estimate and has not been finalized because the valuation of unrecognized intangible assets of the reporting unit to help determine the implied fair value of goodwill is in process.  See further discussion of the impairment analyses at “Note 10 – Acquisition.”

As a result of the impairments described above, a $8,475  pre-tax charge was included in “Goodwill and other intangible assets impairment” in the accompanying Condensed Consolidated Statements of Operations in the Outdoor Equipment segment during the three and nine month periods ended June 27, 2014.

The following table summarizes the Company's assets measured at fair value on a non-recurring basis as of June 27, 2014 and the losses recognized as a result of this measurement in the three and nine month periods then ended.  The assets and losses were all included in the Outdoor Equipment segment:

	Level 1	Level 2	Level 3	Losses incurred

Goodwill	$-	$-	$-	$6,475
Tradename	-	-	3,400	2,000

There were no assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for the nine month period ended June 28, 2013.

16       NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance in February 2013 that amended the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  The guidance requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of operations.  The Company adopted this updated authoritative guidance effective as of September 28, 2013, the beginning of its first quarter of fiscal 2014.  The adoption of this updated authoritative guidance resulted in an additional footnote disclosure but had no effect on our financial condition, results of operations or cash flows.

In May 2014, the FASB issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers,  which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services.  This ASU will be adopted by the Company during the first quarter of fiscal 2018.  The Company is currently evaluating the impact that this standard will have on the consolidated financial statements.

17       SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during either of the nine month periods ended June 27, 2014 or June 28, 2013.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	June 27	June 28	June 27	June 28	September 27
	2014	2013	2014	2013	2013
Net sales:
Marine Electronics:
Unaffiliated customers	$79,904	$73,445	$209,887	$214,769
Interunit transfers	105	127	177	232
Outdoor Equipment:
Unaffiliated customers	15,729	14,802	35,071	33,312
Interunit transfers	21	20	36	46
Watercraft:
Unaffiliated customers	19,658	18,986	38,285	39,535
Interunit transfers	67	68	117	87
Diving
Unaffiliated customers	21,599	22,304	56,849	61,124
Interunit transfers	207	271	722	749
Other / Corporate	243	235	414	406
Eliminations	(400)	(486)	(1,052)	(1,114)
Total	$137,133	$129,772	$340,506	$349,146
Operating profit (loss):
Marine Electronics	$14,196	$13,188	$30,276	$33,528
Outdoor Equipment	(4,946)	2,061	(4,561)	2,017
Watercraft	2,002	1,314	(29)	(910)
Diving	1,561	1,901	2,315	3,982
Other / Corporate	(3,481)	(2,331)	(10,031)	(8,320)
	$9,332	$16,133	$17,970	$30,297
Total assets (end of period):
Marine Electronics			$129,037	$125,868	$111,459
Outdoor Equipment			35,650	41,758	43,630
Watercraft			32,981	39,770	27,810
Diving			80,026	73,483	70,810
Other / Corporate			31,037	25,810	34,641
			$308,731	$306,689	$288,350

1
JOHNSON OUTDOORS INC.

18       ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI by component, net of tax, for the three months ended June 27, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2014	$24,035	$(4,216)	$19,819
Other comprehensive income before reclassifications	1,614	-	1,614
Amounts reclassified from accumulated other comprehensive income	-	166	166
Tax effects	-	(63)	(63)
Balance at June 27, 2014	$25,649	$(4,113)	$21,536

The changes in AOCI by component, net of tax, for the nine months ended June 27, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2013	$23,789	$(4,423)	$19,366
Other comprehensive income before reclassifications	1,860	-	1,860
Amounts reclassified from accumulated other comprehensive income	-	499	499
Tax effects	-	(189)	(189)
Balance at June 27, 2014	$25,649	$(4,113)	$21,536

The reclassifications out of AOCI for the three month period ended June 27, 2014 were as follows:

		Statement of Operations
(thousands)		Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$166	Cost of sales / Operating expense
Tax effects	(63)	Income tax expense
Total reclassifications for the period	$103

The reclassifications out of AOCI for the nine month period ended June 27, 2014 were as follows:

		Statement of Operations
(thousands)		Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$499	Cost of sales / Operating expense
Tax effects	(189)	Income tax expense
Total reclassifications for the period	$310

JOHNSON OUTDOORS INC.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the nine month periods ended June 27, 2014 and June 28, 2013. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•	Forward Looking Statements
•	Trademarks
•	Overview
•	Results of Operations
•	Liquidity and Financial Condition
•	Contractual Obligations and Off Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates

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

Highlights

Net sales of $137,133 for the third fiscal quarter of 2014 increased by 6% from the same period in the prior year due in large part to a shift in pacing of customer orders as a result of harsh winter weather conditions experienced across much of the US during the first half of the Company’s fiscal year.  Despite the uptick in the third quarter, net sales for the year to date period ended June 27, 2014 still lag the same period in the prior year by 2.5%.  In addition to the shift in pacing of orders, delayed shipments of new products and challenging economic conditions across all segments also contributed to the year over year decline.

A decline in projected cash flows for the Jetboil® brand triggered interim impairment testing of the Outdoor Equipment-Consumer reporting unit’s intangible assets which resulted in impairment charges to the Outdoor Equipment segment of $8,475 during the third fiscal quarter of 2014.  The Company’s $1,600 cash recovery from the Jetboil® indemnity escrow offset some, but not all, of the negative effect of these non-cash charges.

Seasonality

The Company’s business is seasonal in nature. The second and third fiscal quarters fall within the Company’s primary selling season for its outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Year Ended
	2013		2012		2011
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	6%	19%	-17%	19%	-8%
March	31%	49%	31%	65%	32%	65%
June	30%	63%	31%	66%	30%	67%
September	18%	-18%	19%	-14%	19%	-24%
	100%	100%	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	June 27	June 28	June 27	June 28
	2014	2013	2014	2013
Net sales:
Marine Electronics	$80,009	$73,572	$210,064	$215,001
Outdoor Equipment	15,750	14,822	35,107	33,358
Watercraft	19,725	19,054	38,402	39,622
Diving	21,806	22,575	57,571	61,873
Other / Eliminations	(157)	(251)	(638)	(708)
Total	$137,133	$129,772	$340,506	$349,146
Operating profit (loss):
Marine Electronics	$14,196	$13,188	$30,276	$33,528
Outdoor Equipment	(4,946)	2,061	(4,561)	2,017
Watercraft	2,002	1,314	(29)	(910)
Diving	1,561	1,901	2,315	3,982
Other / Eliminations	(3,481)	(2,331)	(10,031)	(8,320)
Total	$9,332	$16,133	$17,970	$30,297

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended June 27, 2014 were $137,133, an increase of $7,361 from the prior year third quarter.

Marine Electronics net sales were $80,009 for the three months ended June 27, 2014 which represents a 9% increase over net sales in the same period in the prior year of $73,572.  The increase was due primarily to pacing of new product shipments in the current year.

Net sales for the three months ended June 27, 2014 for the Outdoor Equipment business were $15,750 compared to $14,822 in the prior year.  The increase of $928 was due primarily to an increase in sales of military tents.

Net sales for the third fiscal quarter for the Watercraft business were $19,725 versus $19,054 in the same period of the prior year.  The $671 increase from the prior year was due primarily to strong new product sales in the U.S. offset in part by the loss of international sales resulting from global restructuring.

Diving net sales were $21,806 for the three months ended June 27, 2014 which was a decrease of $769 from the third fiscal quarter of the prior year.  The decrease was due primarily to delays in new product shipments and weak diving markets in key regions.

Consolidated net sales for the nine months ended June 27, 2014 were $340,506, a decrease of $8,640, or 2.5%, compared to $349,146 for the nine months ended June 28, 2013.

Net sales for the nine months ended June 27, 2014 for the Marine Electronics business were $210,064, down $4,937, or 2%, from $215,001 during the first nine months of the prior year.  A slow start to the fiscal year due to harsh winter weather conditions experienced across much of the U.S. was the primary driver of the decrease in net sales year over year.

JOHNSON OUTDOORS INC.

Net sales for the Outdoor Equipment business were $35,107 for the current year to date period, an increase of $1,749, or 5%, from the prior year net sales during the same period of $33,358.  The increase was driven primarily by an increase in sales of military tents and incremental Jetboil sales occurring in the current year to date period.

Net sales for the first nine months of fiscal 2014 for the Watercraft business were $38,402, a decrease of $1,220, or 3%, compared to $39,622 in the prior year period.  The decrease was driven primarily by the loss of international sales resulting from the Company’s global restructuring of certain of its Watercraft operations.

Diving net sales were $57,571 for the nine months ended June 27, 2014 versus $61,873 for the nine months ended June 28, 2013, a decrease of $4,302, or 7%.  Delayed shipments of new products and challenging diving markets in key regions contributed to the year over year decrease.

Cost of Sales

For the three months ended June 27, 2014, cost of sales was $81,314 versus $75,435 in the same period of the prior year.  The increase over the prior year was due primarily to the increased sales volume for the same period.

Cost of sales for the nine months ended June 27, 2014 was $205,912, a decrease of $999 from the same prior year period.  The decrease versus the prior year period was driven primarily by lower sales volume in the current year to date period.

Gross Profit Margin

For the three months ended June 27, 2014, gross profit as a percentage of net sales was 40.7% compared to 41.9% during the quarter ended June 28, 2013.

Gross profit as a percentage of net sales declined from 40.7% in the prior year to date period to 39.5% during the nine months ended June 27, 2014.  For both the three and nine month periods, new pricing strategies in certain business segments, which were implemented to enhance the Company’s competitive position, and inefficiencies resulting from producing at less than optimal capacity both drove the decrease in gross profit as a percentage of sales in the current fiscal quarter and year to date periods.

Operating Expenses

Operating expenses for the quarter ended June 27, 2014 were $46,487 versus $38,204 in the prior year.  The increase was due primarily to goodwill and other intangible assets impairment charges of $8,475 (offset in part by the $1,600 cash recovery from the Jetboil® indemnity escrow), higher sales volume-driven expenses, higher health care costs and higher deferred compensation expense which is a function of net investment gains on the related assets in the current year quarter.  This deferred compensation expense is offset entirely by the actual investment gains recorded in “Other (income) expense, net” on the accompanying Statement of Operations.

Operating expenses were $116,624 for the nine months ended June 27, 2014 compared to $111,938 in the prior year nine month period.  This $4,686 increase was driven primarily by goodwill and other intangible assets impairment charges of $8,475, higher health care costs and higher deferred compensation expense in the current year, offset in part by the $1,600 cash recovery from the Jetboil® indemnity escrow, lower sales volume-related expense, lower restructuring costs and lower incentive compensation expense.

Operating Profit

Operating profit for the three months ended June 27, 2014 was $9,332 compared to operating profit of $16,133 in the third quarter of the prior year.  Higher sales volume in the current year quarter was not enough to overcome goodwill and other intangible assets impairment charges and increased health care costs resulting in lower operating profit in the current year quarter.

Operating profit on a consolidated basis for the nine months ended June 27, 2014 was $17,970 compared to operating profit of $30,297 in the prior year period, a decrease of $12,327.  Lower gross profit for the nine months ended June 27, 2014 occurring as a result of the factors described above in addition to impairment charges and higher operating expenses in the current year were the primary drivers of the decline in operating profit year over year.

JOHNSON OUTDOORS INC.

Interest

Interest expense was $196 for the three months ended June 27, 2014 versus $186 for the three months ended June 28, 2013.  For the nine months ended June 27, 2014, interest expense totaled $711 compared to $1,110 for the nine months ended June 28, 2013.  This decrease in interest expense was primarily due to lower interest rates in the current year and lower principal balances in the current year.

Interest income for each of the three and nine month periods ended June 27, 2014 and June 28, 2013 was less than $100.

Other Expense (Income)

Other income for the three months ended June 27, 2014 was $952 compared to other expense of $451 for the three months ended June 28, 2013.  For the three months ended June 27, 2014, foreign currency exchange gains were $290 compared to losses of $426 for the three months ended June 28, 2013.  Foreign currency forward contracts resulted in gains of $11 for the three months ended June 28, 2013.  The Company had no foreign currency forward contracts during the fiscal third quarter of fiscal 2014.  Net investment gains and earnings on the rabbi trust assets related to the Company’s non-qualified deferred compensation plan were $522 in the three month period ended June 27, 2014 compared to $32 in the prior year third fiscal quarter.

Other income for the nine months ended June 27, 2014 was $1,087 compared to other expense of $71 for the nine months ended June 28, 2013.  For the nine months ended June 27, 2014, foreign currency exchange losses were $315 compared to losses of $536 for the nine months ended June 28, 2013.  The Company’s foreign currency forward contracts resulted in losses of $59 for the nine months ended June 28, 2013.  The Company had no foreign currency forward contracts during the first nine months of fiscal 2014.  Net investment gains and earnings on the rabbi trust assets related to the Company’s non-qualified deferred compensation plan were $1,231 in the nine month period ended June 27, 2014 compared to $669 in the nine month period ended June 28, 2013.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The Company’s effective tax rate for the three months ended June 27, 2014 was 53.5% versus 12.0% in the corresponding period of the prior year.  The effective tax rate for the nine months ended June 27, 2014 was 46.1%, compared to 21.7% in the corresponding period of the prior year.

The increase in the Company’s effective tax rate for the three and nine months ended June 27, 2014 versus the prior year periods was primarily due to current period goodwill impairment with no tax benefit in addition to the reversal of a valuation allowance on foreign tax credits and the retroactive enactment of the research and development credit during the prior year period which expired in the current year period.

Net Income

Net income for the three months ended June 27, 2014 was $10,105, or $0.40 per diluted common class A and B share, compared to net income of $13,654, or $1.37 per diluted common class A and B share, for the corresponding period of the prior year.

Net income for the nine months ended June 27, 2014 was $9,909 or $0.70 per diluted common class A and B share, compared to net income of $22,838, or $2.30 per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Cash, net of debt, was $44,223 as of June 27, 2014 compared to $24,214 as of June 28, 2013.  The Company's debt to total capitalization ratio was 4% as of June 27, 2014 compared to 8% as of June 28, 2013.  The Company’s total debt balance was $7,916 as of June 27, 2014 compared to $17,464 as of June 28, 2013.  See “Note 13 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

JOHNSON OUTDOORS INC.

Accounts receivable, net of allowance for doubtful accounts, were $80,036 as of June 27, 2014, an increase of $4,142 compared to $75,894 as of June 28, 2013.  The increase from the prior year was due primarily to the increase in sales volume in the current quarter as a result of a shift in the pacing of customer orders that resulted in an increase in orders during the fiscal third quarter.

Inventories, net of inventory reserves, were $71,496 as of June 27, 2014, a decrease of $3,714 compared to $75,210 as of June 28, 2013.

Accounts payable were $34,561 at June 27, 2014, an increase of $5,730 compared to $28,831 as of June 28, 2013.  The increase was driven primarily by more effective payable strategies and business mix.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Nine Months Ended
(thousands)	June 27 2014	June 28 2013

Cash provided by (used for):
Operating activities	$6,813	$2,458
Investing activities	(8,450)	(26,358)
Financing activities	(3,113)	7,848
Effect of foreign currency rate changes on cash	1,195	(1,174)
Decrease in cash and cash equivalents	$(3,555)	$(17,226)

Operating Activities

Cash provided by operations totaled $6,813 for the nine months ended June 27, 2014 compared with $2,458 during the corresponding period of the prior fiscal year.  The increase was driven primarily by a reduction in inventory levels in the current year versus an inventory build in the prior year offset in part by lower net income in the current year to date period.

Amortization of deferred financing costs, depreciation and other amortization charges were $7,887 for the nine month period ended June 27, 2014 compared to $7,482 for the corresponding period of the prior year.  Impairment charges in the nine month period ended June 27, 2014 totaled $8,475.  There were no impairment charges in the prior nine month period.

Investing Activities

Cash used for investing activities totaled $8,450 for the nine months ended June 27, 2014 and $26,358 for the corresponding period of the prior year.  The Company used cash of $15,420 for the purchase of Jetboil during the nine months ended June 28, 2013.  There were no such acquisitions in the current year to date period.  Cash usage in the current and prior year nine month periods related to capital expenditures was $9,826 and $10,938, respectively.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2014 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows used for financing activities totaled $3,113 for the nine months ended June 27, 2014 compared to cash flows provided by financing activities of $7,848 for the nine month period ended June 28, 2013. The Company made principal payments on senior notes and other long-term debt of $416 during the nine month period ended June 27, 2014.  For the nine month period ended June 28, 2013, the Company made principal payments on senior notes and other long-term debt of $393.

JOHNSON OUTDOORS INC.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the terms loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at June 27, 2014.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 6% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

On September 16, 2013, the Company and certain of its subsidiaries entered into a credit facility with PNC Bank National Association and certain other lenders.  This credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.  Balances carried on the Revolving Credit Agreement of $60,000 or less may be repaid at the Company’s discretion at any time through the maturity date.

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

The Company had short-term debt of $365 as of June 27, 2014 consisting primarily of current maturities of its term loans.  As of June 28, 2013, the Company had short-term debt of $9,547 consisting of $8,998 outstanding on revolving credit facilities and current maturities of its term loans of $549.  The Company had long-term debt of $7,551 consisting primarily of its term loans net of current maturities as of June 27, 2014.  As of June 28, 2013, the Company had long-term debt of $7,917 consisting of its term loans net of current maturities.

As of June 27, 2014 the Company held approximately $47,465 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at June 27, 2014.

JOHNSON OUTDOORS INC.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$7,916	$98	$727	$799	$6,292
Operating lease obligations	14,958	1,662	9,853	2,807	636
Open purchase orders	42,971	42,971	-	-	-
Contractually obligated interest payments	3,619	104	783	702	2,030
Total contractual obligations	$69,464	$44,835	$11,363	$4,308	$8,958

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were $810 and $1,404 at June 27, 2014 and June 28, 2013, respectively.

The Company anticipates making contributions of $153 to its defined benefit pension plans through the end of fiscal 2014.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies during the nine months ended June 27, 2014.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  We do not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 18% of the Company’s revenues for the nine month period ended June 27, 2014 were denominated in currencies other than the U.S. dollar. Approximately 8% were denominated in euros, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 27, 2014, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company’s goal in managing its interest rate risk is to maintain a mix of floating rate and fixed rate debt such that permanent non-equity capital needs are largely funded with long term fixed rate debt and seasonal working capital needs are funded with short term floating rate debt or cash and cash equivalents on hand.  When the appropriate mix of fixed rate or floating rate debt cannot be directly obtained in a cost effective manner, the Company may enter into interest rate swap contracts in order to change floating rate interest into fixed rate interest or vice versa for a specific amount of debt in order to achieve the desired proportions of floating rate and fixed rate debt.   The Company held no interest rate swap contracts during the nine month periods ended June 27, 2014 and June 28, 2013 and as of June 27, 2014, the Company was unhedged with respect to interest rate risk on its floating rate debt.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at June 27, 2014:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$81

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
Signatures Dated: August 6, 2014
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
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

(1)    This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.