Form 10-K
period 2014-10-03
JOHNSON OUTDOORS INC
filed 2014-12-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [    ] No  [ X ]

As of November 28, 2014,  8,769,426 shares of Class A and  1,212,382 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by nonaffiliates of the registrant was approximately $118,650,000 on March 28, 2014 (the last business day preceding the registrant’s most recently completed fiscal second quarter) based on approximately 4,740,000 shares of Class A common stock held by nonaffiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $25.03 per share, the closing price of the Class A common stock as reported on the NASDAQ Global MarketSM on March 28, 2014. Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Outdoor Equipment

The Company’s Outdoor Equipment segment key brands are:  Eureka! consumer, commercial and military tents and accessories, sleeping bags, camping furniture and other recreational camping products; Jetboil portable outdoor cooking systems; and Silva field compasses.

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

Jetboil portable outdoor cooking systems are sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, catalog and mail order houses and through internet retailers.  Marketing of Jetboil systems is focused on building brand awareness and leadership in product features and innovation. Jetboil products are produced at both the Company’s operating location in Manchester, New Hampshire and by third party manufacturing sources in Asia.  Jetboil camping products are sold in approximately 30 countries around the world.

Silva field compasses are manufactured by the Company and marketed exclusively in North America where the Company owns Silva trademark rights.

Watercraft

The Company’s Watercraft segment designs and markets Necky high performance sea touring kayaks; sit on top Ocean Kayaks; and Old Town canoes and kayaks for family recreation, touring, angling and tripping.  With the exception of Necky fiberglass boats and Old Town wooden canoes, these brands are manufactured at the Company’s facility in Old Town, Maine.

The Company uses a rotational molding process for manufacturing mid- to high-end polyethylene kayaks and canoes. The Company uses a thermoform molding process in the manufacturing of lower priced models.  The Company’s United States warehouse and distribution center for all of its Watercraft brands is also located in Old Town, Maine.

Watercraft accessory brands, including Extrasport personal flotation devices and Carlisle branded paddles, are produced primarily by third party sources located in North America and Asia.

The Company’s kayaks, canoes and accessories are sold through multiple channels in the U.S., Europe and the Pacific Basin with an emphasis on independent specialty retailers and large outdoor retailers such as REI, L.L. Bean, Academy and Cabela’s.  The Company has a network of distributors who sell Company products outside of North America.

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

The Company focuses on maintaining and extending the SCUBAPRO brand as the market leader in innovation and quality. The SCUBAPRO brand is positioned to incorporate the Company’s latest innovations and advanced features.  The SUBGEAR brand benefits from sharing SCUBAPRO’s experienced research and development teams.  This two brand strategy and product positioning is driven by product feature, as well as by product differentiation, price point and design.  SUBGEAR is a full line brand with an emphasis on life support and an even broader range of soft goods for the global market.  SCUBAPRO and SUBGEAR brands have been extended to include dive computers which had previously been marketed under the UWATEC brand.

The Company’s consumer communication focuses on building brand awareness and highlighting exclusive product features and consumer benefits of the SCUBAPRO and SUBGEAR product lines. The Company’s communication and distribution strategies reinforce the SCUBAPRO brand’s position as the industry’s quality and innovation leader. The Company markets its equipment in diving magazines, via websites, social media and through information and displays in dive specialty stores. SUBGEAR’S full line of dive equipment and accessories compete in the mid-market on the basis of quality and performance.

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

The primary competitors in the marine battery charging business are Dual Pro™, owned by Pro Charging Systems, and various Pro Mariner™ products, owned by Power Products, LLC.  Competition in this business is based on charging time, reliability and battery protection.  The primary competitor in shallow water anchors is Power Pole®, owned by JL Marine Systems.  Competition in this business is based on secure positioning, speed of deployment and quiet operation.

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

Watercraft:  The Company primarily competes in this segment in the kayak and canoe product categories of the paddlesports market. The Company’s main competitors in this market are Confluence Outdoor, Pelican, Wenonah Canoe, Jackson Kayak and Legacy Paddlesports™, each of which competes on the basis of their product’s design, performance, quality and price.

Diving:  The main competitors in the Diving segment include Aqua Lung International, Suunto®, Atomic, Oceanic, Cressi and Mares®.  Competitive advantage in the life support product category of this segment, which consists of regulators, dive computers, and buoyancy compensators, is a function of product innovation, performance, quality and safety.

Competition in the general diving product category of fins, masks, snorkels and wetsuits is characterized by low barriers to entry and numerous competitors who compete on the basis of product innovation, performance, quality and price.

Backlog

Unfilled orders for future delivery of products totaled approximately $34 million at October 3, 2014.  For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates.

Employees

At October 3, 2014, the Company had approximately 1,100 regular, full-time employees. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

Patents, Trademarks and Proprietary Rights

The Company holds various patents for sonar, diving products and electric motors, amongst other products, and regularly files applications for patents.   The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted in this report. Historically, the Company has vigorously defended its intellectual property rights and expects to continue to do so.

Supply Chain and Sourcing of Materials

The Company manufactures some products that use parts or materials that, due to geographical distance, limited supplier capacity or availability or competing demands for such parts or materials, are only available in a cost effective manner from a single vendor or require the Company to place orders several months in advance of required delivery.

The Company attempts to mitigate product availability and these supply chain risks when possible through the purchase of safety stock, use of forecast-based supply contracts, and, to a lesser extent, with just in time inventory deliveries or supplier-owned inventory located close to the Company’s manufacturing locations.  The Company strives to balance the businesses’ need to maintain adequate inventory levels with the cost of holding such inventory by manufacturing to forecast for high volume products, utilizing build-to-order strategies wherever possible, and by having contract-manufactured products delivered to customers directly from the supplier.  The Company also seeks to manage its inventory through on-going product design and logistical initiatives with its suppliers to reduce lead times.

As most military contracts require utilization of domestic suppliers, the Company is limited to key vendors for materials used in its military tent business.

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

	Year Ended
	2014		2013		2012
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	-17%	21%	6%	19%	-17%
March	29%	69%	31%	49%	31%	65%
June	32%	56%	30%	63%	31%	66%
September	20%	-8%	18%	-18%	19%	-14%
	100%	100%	100%	100%	100%	100%

Environment and Climate Change

The Company is subject to various supranational, federal, state and local environmental laws, ordinances, regulations, and other requirements of governmental authorities.  We believe we comply with such laws and regulations.  Expenditures on environmental compliance have not had, and we believe in the future, will not have, a material effect on the Company’s capital expenditures, earnings or competitive position.  We do not believe that any direct or indirect consequences of legislation related to climate change will have a material effect on our operating costs, facilities or products.

Available Information

The Company maintains a website at www.johnsonoutdoors.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company makes available on its website, free of charge, its (a) proxy statement for its annual meeting of shareholders; (b) Code of Business Conduct; (c) Code of Ethics for its Chief Executive Officer and Senior Financial and Accounting Officers; and (d) the charters for the following committees of the Board of Directors: Audit; Compensation; Nominating and Corporate Governance; and Executive. Except as specifically provided herein, the Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.  Copies of any materials the Company files with the Securities and Exchange Commission (SEC) can also be obtained free of charge through the SEC’s website at www.sec.gov.  The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1 (800) 732-0330.

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

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Lowrance, Garmin, Confluence Outdoor and Aqua Lung International, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because some of the outdoor recreation product industries have limited barriers to entry. We experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. If we cannot compete in our product markets successfully in the future, our net sales and profitability will likely decline.

General economic conditions affect the Company’s results.

Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products.  Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels.  Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income can reduce our sales and adversely affect our financial results.  Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition and results of operations.  The impact of weak consumer credit markets, corporate restructurings, layoffs, prolonged high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

Intellectual property disputes relating to our products could increase our costs.

Our industry is susceptible to litigation regarding patent infringement and infringement of other intellectual property rights. We could be either a plaintiff or a defendant in trademark, patent and/or other intellectual property infringement or misappropriation claims and claims of breach of license from time to time. The prosecution or defense of any intellectual property litigation is both costly and disruptive of the time and resources of our management and product development teams, even if the claim or defense against us is without merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation.  The scope of any patent or other intellectual property to which we have or may obtain rights may not prevent others from developing and selling competing products.  The validity and breadth of claims covered in patents and other intellectual property involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive.  In addition, our patents or other intellectual property may be held invalid upon challenge, or others may claim that we have improperly or invalidly sought patent or other intellectual property protection for our technology, thus exposing us to direct or counter claims in any patent or intellectual property proceeding.

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

We test our goodwill and other long-lived assets for impairment on an annual basis or when an event occurs that might reduce the fair value of the reporting unit or applicable asset or group of assets below its carrying value. Various uncertainties, including significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, a downturn in the economy or in discretionary income levels or changes in consumer preferences could impact the expected cash flows to be generated by an asset or group of assets, and may result in an impairment of those assets.  Although any such impairment charge would be a non-cash expense, any impairment of our assets could materially increase our expenses and reduce our profitability.  We recorded impairment charges totaling $8,475 in the year ended October 3, 2014.

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

As of November 28, 2014, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 77% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 96% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

We have, as part of our strategy, historically pursued strategic acquisitions.  The pursuit of future growth through acquisitions, involves significant risks that could have a material adverse effect on our business.  Risks associated with integrating strategic acquisitions include:

●	the acquired business may experience losses which could adversely affect our profitability;
●	unanticipated costs relating to the integration of acquired businesses may increase our expenses and reduce our profitability;
●	the possible failure to obtain any necessary consents to the transfer of licenses or other material agreements of the acquired company;
●	the possible failure to maintain customer, licensor and other relationships of the acquired company after the closing of the transaction with the acquired company;
●	difficulties in achieving planned cost savings and synergies may increase our expenses;
●	diversion of our management’s attention could impair their ability to effectively manage our other business operations;
●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition; and/or
●	breaches of the representations or warranties or other violations of the contractual obligations required by the acquisition agreement of other parties to the acquisition transaction and any contractual remedies related thereto may not adequately protect or compensate us.

We are dependent upon certain key members of management.

Our success will depend to a significant degree on the abilities and efforts of our senior management. Moreover, our success depends on our ability to attract, retain and motivate qualified management, marketing, technical and sales personnel. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive and we may lose key employees or be forced to increase their compensation to retain these people. Employee turnover could significantly increase our recruitment, training and other related employee costs. The loss of key personnel, or the failure to attract qualified personnel, could have a material adverse effect on our business, financial condition or results of operations.

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

Financial distress in supply chain and shortage of raw materials or components of supply.

Deteriorating industry conditions can adversely affect our supply base.  Lower production levels at our major customers, volatility in certain raw material and energy costs and the global credit market crisis resulted in severe financial distress among many companies within our supply base, including higher levels of suppliers seeking receivership or bankruptcy protection or, in some cases, ceasing to conduct operations.  The potential continuation or renewal of this financial distress within our supply base and/or our suppliers’ inability to obtain credit from lending institutions could lead to commercial disputes and possible supply chain interruptions to our business.  In addition, the potential for future and/or continued adverse industry conditions may require us to provide financial assistance or other measures to ensure uninterrupted production of key components or materials used in the production of our products.  The continuation or renewal of these industry conditions could have a material adverse effect on our existing and future revenues and net income.

Additionally, in the event of catastrophic acts of nature such as fires, tsunamis, hurricanes and earthquakes or a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components.  This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints.  In order to manage and reduce the costs of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base.  As a result, there is greater dependence on fewer sources of supply for certain components and materials used in our products, which could increase the possibility of a supply shortage of any particular component.  If we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source.  Such production interruptions could impede a ramp-up in production and could have a material adverse effect on our business, results of operations and financial condition.

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements.  However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials, labor disputes or other problems will not result in any shortages or delays in the supply of components to us.

Currency exchange rate fluctuations could adversely affect the Company’s results.

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 21% of our revenues for the year ended October 3, 2014 were denominated in currencies other than the U.S. dollar. Approximately 9% were denominated in euros and approximately 7% were denominated in Canadian dollars with the remaining 5% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

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

We may be subject to disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold data in various data center facilities upon which our business depends. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information. Any of these events could result in the loss of key information, impair our production and supply chain processes, harm our competitive position, damage our reputation with customers, cause us to incur significant costs to remedy any damages and ultimately materially and adversely affect our business, results of operations and financial condition. While we have implemented a number of protective measures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events.

The inability to successfully defend claims from taxing authorities could adversely affect our financial condition, results of operations and cash flows.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws in or between those jurisdictions, as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our financial condition, results of operations and cash flows.

We are subject to environmental, safety and human rights regulations.

We are subject to supranational, federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended).  Risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes would not arise.

The Company is also subject to the requirement of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and SEC rules related thereto to conduct due diligence and disclose and report on whether certain minerals and metals, known as “conflict minerals,” are contained in the Company’s products and whether they originate from the Democratic Republic of Congo (“DRC”) and adjoining countries. Among other things, compliance with this rule could adversely affect the sourcing, availability and pricing of such materials if they are found to be used in the manufacture of the Company’s products, and this in turn could affect the costs associated with the Company’s products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain going forward the necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.  Moreover, since the Company’s supply chain structure is complex, management may have difficulty verifying the origin of these materials and if they exist within the Company’s products and, as a result, the Company may be unable to certify that its products are DRC conflict mineral free.  Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of all conflict minerals used in our products through the procedures we may implement.

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are approximately 4,760,000 shares of our Class A common stock held by non-affiliates as of November 28, 2014. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Our business is susceptible to adverse weather conditions or events.

Our success is in part affected by adverse weather conditions, including fires, floods, tornados, severe cold and other natural disasters. Such events have the tendency to create fluctuations in demand for our products which may impact our borrowing costs, increase our expenses and reduce our profitability.  Moreover, our profitability is affected by our ability to successfully manage our inventory levels and demand for our products, which, in part depends upon the efficient operation of our production and delivery systems. These systems are vulnerable to damage or interruption from the aforementioned natural disasters.  Such natural disasters could adversely impact our ability to meet delivery requirements of our customers, which may result in our need to incur extra costs to expedite production and delivery of product to meet customer demand. Any of these events could negatively impact our profitability.

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

As of October 3, 2014, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

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
Mexicali, Mexico* (Marine Electronics)
Old Town, Maine* (Watercraft)
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

Market Information
Certain information with respect to this item is included in Notes 9 and 10 to the Company's consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 28, 2014, the Company had 642 holders of record of its Class A common stock and 27 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended October 3, 2014, September 27, 2013 and September 28, 2012 and is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Stock prices:
High	$28.70	$21.75	$18.75	$28.37	$23.84	$19.19	$26.36	$25.03	$20.60	$27.10	$27.03	$21.72
Low	25.26	18.63	13.73	21.57	19.92	15.35	19.82	22.43	15.60	22.47	24.75	20.16

Dividends
The Company’s Articles of Incorporation provide that no dividend, other than a dividend payable in shares of the Company’s common stock, may be declared or paid upon the Class B common stock unless such dividend is declared or paid upon both classes of common stock. Whenever a dividend (other than a dividend payable in shares of Company common stock) is declared or paid upon any shares of Class B common stock, at the same time there must be declared and paid a dividend on the shares of Class A common stock equal in value to 110% of the amount per share of the dividend declared and paid on the shares of Class B common stock. Whenever a dividend is payable in shares of Company common stock, such dividend must be declared or paid at the same rate on the Class A common stock and the Class B common stock.

Pursuant to the Company’s revolving credit agreement dated September 16, 2013, the Company is limited in the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year.  The Company may declare, and pay, dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends or repurchases of common stock exceed $10 million in any fiscal year.

On October 8, 2013, the Company’s Board of Directors declared a cash dividend of $0.075 per share of Class A common stock and $0.068 per share of Class B common stock payable on November 7, 2013 to shareholders of record on October 24, 2013.  The Company continued paying quarterly dividends of $0.075 per share of Class A common stock and $0.068 per share of Class B common stock for each of the four quarters of 2014 ($0.30 per Class A share and $0.27 per Class B share on an annualized basis). Cash dividends paid in 2014 totaled $2,955 and dividends payable of $739 was included in current liabilities at October 3, 2014.

While the Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock, they monitor and evaluate the Company’s dividend practice quarterly and may elect to increase, decrease or not pay a dividend at any time. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants in its loan agreements.

Total Shareholder Return

The graph below compares on a cumulative basis the yearly percentage change since October 2, 2009 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company’s peer group consists of Arctic Cat Inc., Black Diamond Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Jarden Corp., Marine Products Corporation, Nautilus, Inc. and Quiksilver Inc.  The graph assumes $100 was invested on October 2, 2009 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group index.

* $100 invested on October 2, 2009 in stock or index, including reinvestment of dividends.
Indexes calculated on a mid-month basis

	10/2/2009	10/1/2010	9/30/2011	9/28/2012	9/27/2013	10/3/2014
Johnson Outdoors Inc.	$100.0	$140.1	$169.0	$235.1	$292.3	$286.9
NASDAQ Composite	100.0	116.8	120.1	156.8	193.0	231.3
Russell 2000 Index	100.0	118.5	113.8	150.1	195.3	203.6
Peer Group	100.0	106.9	106.0	162.2	215.9	235.2

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

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or referred to elsewhere in this report.  The operating results for the years ended October 3, 2014, September 27, 2013 and September 28, 2012  and the balance sheet data as of October 3, 2014 and September 27, 2013, are derived from the Company’s audited consolidated financial statements included elsewhere herein.  The operating results for the years ended September 30, 2011 and October 1, 2010, and the balance sheet data as of September 28, 2012, September 30, 2011 and October 1, 2010 are derived from the Company’s audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

	October 3	September 27	September 28	September 30	October 1
(thousands, except per share data)	2014	2013	2012	2011	2010
OPERATING RESULTS
Net sales	$425,410	$426,461	$412,292	$407,422	$382,432
Gross profit	168,613	171,049	164,322	163,135	153,523
Impairment losses	8,475	-	-	-	-
Litigation settlement	-	-	(3,500)	-	-
Operating expenses	143,447	145,458	146,409	145,465	138,969
Operating profit	16,691	25,591	21,413	17,670	14,554
Interest expense	788	1,285	2,258	3,220	5,057
Other (income) expense, net	(1,519)	(354)	(771)	2,200	305
Income before income taxes	17,422	24,660	19,926	12,250	9,192
Income tax expense (benefit)	8,299	5,333	9,792	(20,394)	2,653
Net income	$9,123	$19,327	$10,134	$32,644	$6,539
Weighted average common shares - Dilutive	9,635	9,523	9,379	9,287	9,267
Net income per common share - Diluted:
Class A	$0.90	$1.95	$1.03	$3.36	$0.68
Class B	0.90	1.95	1.03	3.36	0.68
Dividends declared, per common share:
Class A	$0.38	$-	$-	$-	$-
Class B	0.34	-	-	-	-

	October 3	September 27	September 28	September 30	October 1
(thousands, except per share data)	2014	2013	2012	2011	2010
BALANCE SHEET DATA
Current assets	$197,550	$188,572	$182,952	$176,445	$160,128
Total assets	288,626	288,350	263,632	259,356	226,756
Current liabilities	60,232	63,372	58,967	65,000	67,015
Long-term debt, less current maturities	7,431	7,794	8,334	11,478	14,939
Total debt	7,791	8,333	8,860	14,972	23,810
Shareholders' equity	198,458	197,668	173,604	163,525	126,369

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Highlights

Due primarily to harsh, prolonged winter weather conditions across much of North America during the first half of its fiscal year, the Company experienced a significant shift in the pacing of customer orders.  The Company’s full fiscal 2014 revenues declined by less than 0.5% versus the prior year thanks to a strong second half which increased over the same prior year period by 7% nearly offsetting the year over year decline in the first half of the fiscal year.   Operating profit in the current year fell $8,900, or 35%, compared to last year and was significantly impacted by $8,475 of non-cash impairment charges recognized in the third quarter of fiscal 2014 related to certain intangible assets in the Outdoor Equipment segment.  These charges were offset in part by the $1,600 cash recovery from the Jetboil indemnity escrow which is described in greater detail herein.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2014	2013	2012
Net sales	$425,410	$426,461	$412,292
Gross profit	168,613	171,049	164,322
Operating expenses	151,922	145,458	146,409
Operating profit	16,691	25,591	21,413
Interest expense	788	1,285	2,258
Other (income) expense, net	(1,519)	(354)	(771)
Income tax expense (benefit)	8,299	5,333	9,792
Net income	9,123	19,327	10,134

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2014	2013	2012
Net sales:
Marine Electronics	$249,561	$247,744	$231,234
Outdoor Equipment	47,443	44,223	35,328
Watercraft	49,492	50,858	58,201
Diving	79,559	84,536	87,995
Other / Eliminations	(645)	(900)	(466)
	$425,410	$426,461	$412,292

	2014	2013	2012
Operating profit (loss):
Marine Electronics	$30,722	$32,172	$25,230
Outdoor Equipment	(3,726)	2,180	2,831
Watercraft	210	(2,116)	(408)
Diving	3,596	5,694	6,408
Other / Eliminations	(14,111)	(12,339)	(12,648)
	$16,691	$25,591	$21,413

See Note 12 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2014 vs. Fiscal 2013

Net Sales

Net sales in 2014 decreased by under one half of one percent to $425,410 compared to $426,461 in 2013.  While the first half of the year lagged the prior year by 7%, due in large part to extreme cold weather conditions across much of North America, the second half of the year increased by 7% as the weather improved and the Company saw strong demand for its new products across most of its businesses.

Net sales for the Marine Electronics business increased by $1,817, or 1% during 2014.  The uptick from fiscal 2013 was driven primarily by exceptional new product performance in the latter part of the fiscal year and growth in the Minn Kota product line.

Outdoor Equipment net sales increased $3,220, or 7%, in 2014 as a result of a full twelve months of sales for Jetboil versus 10.5 months in the prior year as well as a 14% increase in military tent sales year over year.

The Watercraft business experienced a decrease in net sales of 3%, due primarily to our decision to exit unprofitable  international markets.

Net sales for the Diving business declined $4,977, or 6%, year-over-year, due primarily to delays in new product shipments and weak diving markets in our key regions.

Cost of Sales
Cost of sales was $256,797, or 60.4% of net sales, on a consolidated basis for the year ended October 3, 2014 compared to $255,412 or 59.9% of net sales, in the prior year.  With the exception of resin prices in the Watercraft segment, costs of raw materials and components increased only slightly over the prior year while modest increases in labor rates were nearly offset by process improvements in each of the business segments.

Gross Profit
Gross profit of $168,613 was 39.6% of net sales on a consolidated basis for the year ended October 3, 2014 compared to $171,049 or 40.1% of net sales in the prior year.

Gross profit in the Marine Electronics business decreased by $262 from the prior year despite the 1% increase in net sales due primarily to new pricing strategies which were implemented to enhance the Company’s competitive position.

Outdoor Equipment gross profit increased by $1,464 from 2013 due primarily to the increase in sales volume and improved efficiencies particularly related to the integration of Jetboil.

Gross profit in the Watercraft segment was $101 lower than 2013 levels due primarily to the increase in resin prices and lower sales volumes, which were nearly offset by a favorable sales mix due to the segment’s de-emphasis on low-margin products.

The $3,592 decrease in gross profit of the Diving segment was driven primarily by the 6% reduction in sales volume noted above.

Operating Expenses
Operating expenses overall increased from the prior year by $6,464.  The increase was significantly driven by the $8,475 impairment charge related to Jetboil intangible assets as well as higher health care costs, offset in part by a $1,600 cash recovery from the Jetboil indemnity escrow, lower restructuring charges in the Watercraft segment and lower incentive compensation expense.

Operating expenses for the Marine Electronics segment increased by $1,188 from 2013 levels.  The increase was due mainly to higher sales volume related costs and higher professional services expense in the current year.

Outdoor Equipment operating expenses increased by $7,371 from the prior year due primarily to $8,475 of impairment charges recognized on Jetboil intangible assets, which was partially offset by a $1,600 cash recovery from the Jetboil indemnity claim.  See further discussion of the valuation of the Jetboil intangible assets at Note 18 to our accompanying consolidated financial statements included elsewhere herein.

In the Watercraft segment, operating expenses decreased $2,427 from fiscal 2013 due primarily to lower restructuring costs related to our decision to exit international markets and lower infrastructure costs resulting from those efforts.

Operating expenses for the Diving business decreased by $1,494, or 4%,  year over year due primarily to cost containment efforts in light of lower sales volumes.

Operating Results
The Company’s operating profit was $16,691 in 2014 compared to an operating profit of $25,591 in fiscal 2013.  Marine Electronics operating profit decreased by $1,450 to $30,722 from $32,172 in the prior year.  The operating loss for Outdoor Equipment was $3,726 compared to operating profit of $2,180 in the prior year due primarily to $6,875 of impairment charges on certain Jetboil intangible assets, net of indemnity escrow recoveries related to the acquisition, which were recognized in the third quarter.  Excluding the effect of these charges, operating profit for this segment would have been $969 higher than in the prior year.  Despite a slight decline in net sales year over year, operating results for the Watercraft business increased by $2,326 to a profit of $210 in fiscal 2014.  Operating profit for the Diving business declined $2,098 from fiscal 2013 to $3,596 in 2014.

Other Income and Expenses
Interest expense of $788 decreased from the prior year by $497, due largely to lower interest rates and lower principal balances. Interest income was approximately $100 in both years.  Net other income of $1,434 in fiscal 2014 increased from fiscal 2013 by $1,171.  The current year other income included currency gains of $427 and market gains and dividends of $965 on deferred compensation plan assets.  In the prior year, this line item included $929 of currency losses which were more than offset by market gains and dividends of $1,265 on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in Other (income) expense, net are offset as deferred compensation expense in our Operating expenses.

Pretax Income and Income Taxes
The Company realized pretax income of $17,422 in fiscal 2014 compared to $24,660 in fiscal 2013. The Company recorded income tax expense of $8,299 in 2014, which equated to an effective tax rate of 47.6%, compared to $5,333 in 2013, which equated to an effective tax rate of 21.6%.  The 2013 tax expense reflects the net reduction of the Company’s deferred tax asset valuation allowance.  See further discussion of the deferred tax asset valuation allowance in Note 6 to the Consolidated Financial Statements found elsewhere in this report.

Net Income
The Company recognized net income of $9,123, or $0.90 per diluted common share in fiscal 2014 compared to $19,327 in fiscal 2013, or $1.95 per diluted common share, based on the factors discussed above.

Fiscal 2013 vs. Fiscal 2012

Net Sales
Net sales in fiscal 2013 increased 3.4% to $426,461 compared to $412,292 in fiscal 2012.  The increase was driven primarily by the success of the Marine Electronics business and incremental sales from the acquisition of Jetboil, which more than offset declining sales in Diving and Watercraft.

Net sales for the Marine Electronics business increased by $16,510, or 7.1% during fiscal 2013.  Innovative products such as Minn Kota’s i-Pilot wireless GPS trolling system and i-Pilot Link automatic boat control helped fuel the growth year-over-year.

Outdoor Equipment net sales increased $8,895, or 25.2%, in 2013 as a result of the acquisition of Jetboil, which was  offset in part by declines in the consumer camping market and in U.S. military spending.

The Watercraft business experienced a decrease in net sales of 12.6%, or $7,343, due primarily to a de-emphasis on low-margin products and our decision to exit international markets.

Net sales for the Diving business declined $3,459, or 3.9%, year-over-year, due primarily to continued economic turmoil in the southern European and Middle Eastern markets.

Cost of Sales
Cost of sales was $255,412, or 59.9% of net sales on a consolidated basis for the year ended September 27, 2013 compared to $247,970 or 60.1% of net sales in fiscal 2012  Costs of raw materials and components increased only slightly over 2012 while modest increases in labor rates were more than offset by process improvements in each of the business segments.

Gross Profit
Gross profit of $171,049 was 40.1% of net sales on a consolidated basis for the year ended September 27, 2013 compared to $164,322 or 39.9% of net sales for fiscal 2012.

Gross profit in the Marine Electronics business increased by $6,658 from fiscal 2012 due primarily to the 7.1% increase in sales volume.

Outdoor Equipment gross profit increased by $2,704 from fiscal 2012 due to the acquisition of Jetboil which was offset in part by reductions in gross profit in the consumer and military tent businesses driven by decreased sales volume.

Gross profit in the Watercraft segment was $1,537 lower than fiscal 2012 levels due primarily to the 12.6% decline in sales volume offset in part by favorable mix resulting from the de-emphasis on low-margin products during the year.

The $1,062 decrease in gross profit of the Diving segment was driven primarily by the 3.9% reduction in sales volume noted above offset in part by the effect of price increases.

Operating Expenses
Operating expenses overall increased from the prior year by $2,549.  The increase was driven by a $3,500 favorable settlement with an insurance carrier that was recognized as an expense reduction in fiscal 2012 and the addition of Jetboil operating expenses in fiscal 2013, which increases were offset in part by decreases in bad debt expense, health care costs and legal expense in fiscal 2013.

Operating expenses for the Marine Electronics segment decreased by $285 from 2012 levels.  The decrease was due mainly to the closure of the Italian sales office at the end of fiscal 2012 and lower legal costs in fiscal 2013, offset in part by higher volume driven expenses.

Outdoor Equipment operating expenses increased by $3,355 from fiscal 2012 due to the Jetboil acquisition which increase was partially offset by the additional recovery of flood related losses from 2011 in fiscal 2013.

The Watercraft business saw an increase in operating expenses of $171 from fiscal 2012, due primarily to the favorable insurance settlement of $3,500 recognized as a reduction to operating expense in fiscal 2012 and higher restructuring costs in fiscal 2013, which were nearly offset by lower infrastructure costs in fiscal 2013 due to European and U.S. restructuring efforts.  See further discussion of the impact of the insurance settlement at Note 13 to the Consolidated Financial Statements included elsewhere in this report.

Operating expenses for the Diving business decreased by $348 year over year due primarily to the favorable impact of currency translation.

Operating Results
The Company’s operating profit was $25,591 in fiscal 2013 compared to an operating profit of $21,413 in fiscal 2012.  Marine Electronics operating profit increased by $6,942 to $32,172 from $25,230 in fiscal 2012. Despite the addition of Jetboil, Outdoor Equipment operating profit declined year over year by $651 to $2,180.  The Watercraft business incurred an operating loss in fiscal 2013 of $2,116, compared to a loss of $408 in fiscal 2012.  Diving operating profit declined $714 from $6,408 in fiscal 2012 to $5,694 in 2013.

Other Income and Expenses
Interest expense of $1,285 decreased from fiscal 2012 by $973, due largely to lower interest rates and lower expense related to the amortization of deferred losses on interest rate swaps. Interest income was approximately $100 in both years.  Net other income of $263 in fiscal 2013 decreased from fiscal 2012 net other income of $631.  Fiscal 2013 other income included currency losses of $929 which were more than offset by market gains and dividends of $1,265 on deferred compensation plan assets.  In fiscal 2012, this line item included $213 of currency losses and market gains and dividends of $1,320 on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in Other Income and Expense are offset as deferred compensation expense in Operating Expenses.

Pretax Income and Income Taxes
The Company realized pretax income of $24,660 in fiscal 2013 compared to $19,926 in fiscal 2012. The Company recorded income tax expense of $5,333 in fiscal 2013, which equated to an effective tax rate of 21.6% for fiscal 2013, compared to $9,792 in fiscal 2012, which equated to an effective tax rate of 49.1% for fiscal 2012.  The fiscal 2013 tax expense reflects the net reduction of the Company’s deferred tax asset valuation allowance.  See further discussion of the deferred tax asset valuation allowance in Note 6 to the Consolidated Financial Statements found elsewhere in this report.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	October 3 2014	September 27 2013	September 28 2012
Cash provided by (used for):
Operating activities	$33,218	$30,003	$31,764
Investing activities	(11,887)	(31,753)	(10,789)
Financing activities	(3,498)	(1,041)	(5,256)
Effect of foreign currency rate changes on cash	(2,734)	(419)	(1,329)
Increase (Decrease) in cash and cash equivalents	$15,099	$(3,210)	$14,390

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

	October 3	September 27
(thousands, except share data)	2014	2013
Current assets	$197,550	$188,572
Current liabilities	60,232	63,372
Working capital	$137,318	125,200
Current ratio	3.3:1	3:1

Cash flows provided by operations totaled $33,218, $30,003 and $31,764 in fiscal 2014, 2013 and 2012, respectively. The increase in operating cash flow over the prior year was driven largely by net changes in operating assets.  Although net income declined versus the prior year, that change was significantly impacted by non-cash impairment charges recognized in the current year on certain Jetboil intangible assets of $8,475.

Depreciation and amortization charges were $10,863, $10,070 and $11,882 in fiscal 2014, 2013 and 2012, respectively.

Investing Activities

Cash flows used for investing activities were $11,887, $31,753 and $10,789 in fiscal 2014, 2013 and 2012, respectively.  The purchase of Jetboil in fiscal 2013 used cash of $15,420.  Expenditures for property, plant and equipment were $13,263, $16,333 and $12,032 in fiscal 2014, 2013 and 2012, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past two fiscal years:

(thousands, except share data)	2014	2013
Current debt	$360	$539
Long-term debt	7,431	7,794
Total debt	7,791	8,333
Shareholders' equity	198,458	197,668
Total capitalization	$206,249	206,001
Total debt to total capitalization	4%	4%

Cash flows used for financing activities totaled $3,498 in fiscal 2014 compared to $1,041 in 2013 and $5,256 in 2012.  Payments on long-term debt were $538, $528 and $6,112 in fiscal 2014, 2013 and 2012, respectively.  The Company had current maturities of its long-term debt of $360 and $539 as of October 3, 2014 and September 27, 2013, respectively, and no outstanding borrowings on its revolving credit facilities as of the end of either fiscal year.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $7,431 and $7,794 as of October 3, 2014 and September 27, 2013, respectively.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at October 3, 2014 and September 27, 2013.

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

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 5% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at October 3, 2014 and September 27, 2013 was approximately 1.4%.

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

As of October 3, 2014, the Company held approximately $60,135 of cash and cash equivalents in bank accounts in foreign jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations at October 3, 2014.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$7,791	$360	$757	$842	$5,832
Operating lease obligations	22,694	6,284	7,376	4,039	4,995
Open purchase orders	47,544	47,544	-	-	-
Contractually obligated interest payments	3,481	400	744	659	1,678
Total contractual obligations	$81,510	$54,588	$8,877	$5,540	$12,505

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at October 3, 2014 were $691 compared to $846 on September 27, 2013 and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of October 3, 2014 or September 27, 2013.

The Company has no other off-balance sheet arrangements.

The Company anticipates making contributions to its defined benefit pension plans of $663 through October 2, 2015.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 21% of the Company’s revenues for the fiscal year ended October 3, 2014 were denominated in currencies other than the U.S. dollar.  Approximately 9% were denominated in euros and approximately 7% were denominated in Canadian dollars, with the remaining 5% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company mitigates the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company uses such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company's term loans outstanding at October 3, 2014:

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

In assessing the recoverability of the Company's goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  The Company recognized goodwill impairment charges of $6,475 in 2014.  See further discussion at Note 18 to the consolidated financial statements included elsewhere in this report.

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

In assessing the recoverability of the Company's other indefinite lived intangible assets, the Company estimates the fair value of the various intangible assets.  The fair value of trademarks and patents is estimated using the relief from royalty method.  If the fair value of an intangible asset exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the intangible asset, an impairment loss is recognized for the amount of the difference.  The Company recognized impairment charges of $2,000 on indefinite lived intangible assets in 2014.  See further discussion at Note 18 to the consolidated financial statements included elsewhere in this report.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We evaluate long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Application of alternative assumptions, such as changes in the estimate of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of October 3, 2014, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2014 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2015.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2015.

The Audit Committee of the Company's Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr. and Edward F. Lang.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2015.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2015, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2015.

Equity Compensation Plan Information
The following table summarizes share information, as of October 3, 2014, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2003 and 2012 Non-Employee Director Stock Ownership Plans, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2010 Long-Term Stock Incentive Plan	-	$-	672,724
2012 Non-Employee Director Stock Ownership Plan	10,792	-	32,608
2003 Non-Employee Director Stock Ownership Plan	9,216	17.07	-
2009 Employee Stock Purchase Plan	-	-	28,197
Total All Plans	20,008	17.07	733,529

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2015. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:
●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets – October 3, 2014 and September 27, 2013
●	Consolidated Statements of Operations – Years ended October 3, 2014, September 27, 2013 and September 28, 2012
●	Consolidated Statements of Comprehensive Income - Years ended October 3, 2014, September 27, 2013 and September 28, 2012
●	Consolidated Statements of Shareholders’ Equity – Years ended October 3, 2014, September 27, 2013 and September 28, 2012
●	Consolidated Statements of Cash Flows – Years ended October 3, 2014, September 27, 2013 and September 28, 2012
●	Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 5th day of December 2014.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of December 2014.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)

/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Lead Outside Director

/s/ Terry E. London	Director
(Terry E. London)

/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)

/s/ W. Lee McCollum	Director
(W. Lee McCollum)

/s/ Edward F. Lang)	Director
(Edward F. Lang)

/s/ Katherine Button Bell	Director
(Katherine Button Bell)

/s/ Richard (“Casey”) Sheahan	Director
(Richard (“Casey”) Sheahan)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title
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

9.1
Johnson Outdoors Inc. Class B common stock Amended and Restated Voting Trust Agreement, dated as of February 16, 2010. (Filed as Exhibit 1 to Amendment No. 13 to the Schedule 13D filed by Helen P. Johnson-Leipold on February 3, 2011 and incorporated herein by reference.)

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

10.6+	Form of Restricted Stock Agreement. (Filed as Exhibit 10.8 to the Company’s Form S-1 Registration Statement No. 33-23299 and incorporated herein by reference.)
10.7+	Form of Supplemental Retirement Agreement of Johnson Diversified, Inc. (Filed as Exhibit 10.9 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.8+	Johnson Outdoors Retirement and Savings Plan. (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended September 29, 1989 and incorporated herein by reference.)
10.9+	Form of Agreement of Indemnity and Exoneration with Directors and Officers. (Filed as Exhibit 10.11 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.10	Consulting and administrative agreements with S. C. Johnson & Son, Inc. (Filed as Exhibit 10.12 to the Company’s Form S-1 Registration Statement No. 33-16998 and incorporated herein by reference.)
10.11+	Johnson Outdoors Inc. 1994 Long-Term Stock Incentive Plan. (Filed as Exhibit 4 to the Company’s Form S-8 Registration Statement No. 333-88091 and incorporated herein by reference.)
10.12+	Johnson Outdoors Economic Value Added Bonus Plan. (Filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended October 1, 1997 and incorporated herein by reference.)
10.13+	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)
10.14+
Share Purchase and Transfer Agreement, dated as of August 28, 2002, by and between, among others, Johnson Outdoors Inc. and an affiliate of Bain Capital Fund VII-E (UK), Limited Partnership. (Filed as Exhibit 2.1 to the Company’s Form 8-K dated September 9, 2002 and incorporated herein by reference.)

10.15+	Johnson Outdoors Inc. Worldwide Key Executive Phantom Share Long-Term Incentive Plan. (Filed as Exhibit 10.1 to the Company’s Form 10-Q dated March 28, 2003 and incorporated herein by reference.)
10.16+
Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2014 and incorporated herein by reference.)

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

10.22
Revolving Credit and Security Agreement dated as of September 16, 2013 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, and the other lenders named therein. (filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 18, 2013).

10.23
Term Loan Agreement (loan number 15613) dated as of September 29, 2009 among Techsonic Industries Inc., Johnson Outdoors Marine Electronics LLC and Ridgestone Bank. (filed as Exhibit 99.3 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.24
Term Loan Agreement (loan number 15612) dated as of September 29, 2009 between Johnson Outdoors Gear LLC and Ridgestone Bank. (filed as Exhibit 99.4 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.25
Term Loan Agreement (loan number 15628) dated as of September 29, 2009 between Johnson Outdoors Watercraft Inc. and Ridgestone Bank. (filed as Exhibit 99.5 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.26
Term Loan Agreement (loan number 15614) dated as of September 29, 2009 between Johnson Outdoors Watercraft Inc. and Ridgestone Bank. (filed as Exhibit 99.6 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.27
Term Loan Agreement (loan number 15627) dated as of September 29, 2009 between Johnson Outdoors Watercraft Inc. and Ridgestone Bank. (filed as Exhibit 99.7 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on September 30, 2009).

10.28+	Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan. (filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.
10.29+	Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.
10.30+
Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.  (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 23, 2013 and incorporated herein by reference.)

10.31+	Form of Restricted Stock Unit Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.
21	Subsidiaries of the Company as of October 3, 2014.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)
101
The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended October 3, 2014 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 3, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on our assessment, management believes that, as of October 3, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited Johnson Outdoors Inc.'s internal control over financial reporting as of October 3, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Johnson Outdoors Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Johnson Outdoors Inc. maintained, in all material respects, effective internal control over financial reporting as of October 3, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Johnson Outdoors Inc. and our report dated December 5, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP
Milwaukee, Wisconsin
December 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of October 3, 2014 and September 27, 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended October 3, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Johnson Outdoors Inc. as of October 3, 2014 and September 27, 2013, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Johnson Outdoors Inc.’s internal control over financial reporting as of October 3, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated December 5, 2014 expressed an unqualified opinion on the effectiveness of Johnson Outdoors Inc.’s internal control over financial reporting.

/s/McGladrey LLP
Milwaukee, Wisconsin
December 5, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 3	September 27	September 28
(thousands, except per share data)	2014	2013	2012
Net sales	$425,410	$426,461	$412,292
Cost of sales	256,797	255,412	247,970
Gross profit	168,613	171,049	164,322
Operating expenses:
Marketing and selling	87,902	88,218	88,468
Administrative management, finance and information systems	39,078	41,894	43,209
Litigation settlement recovery	-	-	(3,500)
Goodwill and other intangible assets impairment	8,475	-	-
Research and development	16,467	15,346	14,732
Total operating expenses	151,922	145,458	142,909
Operating profit	16,691	25,591	21,413
Interest income	(85)	(91)	(140)
Interest expense	788	1,285	2,258
Other (income) expense, net	(1,434)	(263)	(631)
Income before income taxes	17,422	24,660	19,926
Income tax expense	8,299	5,333	9,792
Net income	$9,123	$19,327	$10,134

Weighted average common shares - Basic:
Class A	8,420	8,305	8,155
Class B	1,212	1,212	1,216
Participating securities	-	-	-
Dilutive stock options and restricted stock units	3	6	8
Weighted average common shares - Dilutive	9,635	9,523	9,379
Net income per common share - Basic:
Class A	$0.93	$1.98	$1.04
Class B	$0.84	$1.79	$0.94
Net income per common share - Diluted:
Class A	$0.90	$1.95	$1.03
Class B	$0.90	$1.95	$1.03
Dividends declared per common share:
Class A	$0.38	$-	$-
Class B	$0.34	$-	$-

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	October 3	September 27	September 28
(thousands, except per share data)	2014	2013	2012
Comprehensive income:
Net income	$9,123	$19,327	$10,134
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(5,500)	(28)	(2,462)
Write off of currency translation adjustment loss (gain)	135	(84)	552
Change in pension plans, net of tax of $750, $1,976, and $977, respectively	(1,223)	3,223	(1,594)
Amortization of unrealized loss on interest rate swap	-	138	789
Total other comprehensive income (loss)	(6,588)	3,249	(2,715)
Total comprehensive income	$2,535	$22,576	$7,419

The accompanying notes are an integral part of the Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

	October 3	September 27
(thousands, except share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$70,793	$55,694
Accounts receivable, net	44,452	44,104
Inventories	66,341	76,363
Deferred income taxes	8,360	7,869
Other current assets	7,604	4,542
Total current assets	197,550	188,572
Property, plant and equipment, net of accumulated depreciation of $108,668 and $103,314, respectively	46,100	43,394
Deferred income taxes	5,353	8,039
Goodwill	14,416	21,053
Other intangible assets, net	12,518	15,068
Other assets	12,689	12,224
Total assets	$288,626	$288,350
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-
Current maturities of long-term debt	360	539
Accounts payable	27,896	26,466
Accrued liabilities:
Salaries, wages and benefits	14,780	17,702
Accrued warranty	4,078	5,214
Income taxes payable	833	1,300
Other	12,285	12,151
Total current liabilities	60,232	63,372
Long-term debt, less current maturities	7,431	7,794
Deferred income taxes	1,133	1,114
Retirement benefits	7,804	6,346
Other liabilities	13,568	12,056
Total liabilities	90,168	90,682
Shareholders' equity:
Preferred stock: none issued	-	-
Common stock:
Class A shares issued and outstanding:	439	438
October 3, 2014: 8,769,426
September 27, 2013: 8,724,984
Class B shares issued and outstanding:	61	61
October 3, 2014: 1,212,382
September 27, 2013: 1,212,420
Capital in excess of par value	67,882	66,374
Retained earnings	117,573	112,144
Accumulated other comprehensive income	12,778	19,366
Treasury stock at cost, shares of Class A common stock: 11,203 and 34,766, respectively	(275)	(715)
Total shareholders' equity	198,458	197,668
Total liabilities and shareholders' equity	$288,626	$288,350

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 30, 2011	9,783,391	$489	$61,521	$82,683	$-	$18,832
Net income	-	-	-	10,134	-	-
Exercise of stock options	37,285	2	269	-	-	-
Issuance of stock under employee stock purchase plan	10,349	1	167	-	-	-
Award of non-vested shares, net of forfeitures	61,952	3	-	-	-	-
Stock-based compensation	-	-	1,666	-	-	-
Tax effects on stock based awards	-	-	594	-	-	-
Currency translation adjustment	-	-	-	-	-	(2,462)
Write off of currency translation adjustment loss	-	-	-	-	-	552
Change in pension plans, net of tax of $977	-	-	-	-	-	(1,594)
Purchase of treasury stock at cost	(6,621)	-	-	-	(9)
Reissue of treasury stock	6,105	-	(33)	-	-	-
Amortization of unrealized loss on interest rate swaps	-	-	-	-	-	789
BALANCE AT SEPTEMBER 28, 2012	9,892,461	495	64,184	92,817	(9)	16,117
Net income	-	-	-	19,327	-	-
Issuance of stock under employee stock purchase plan	9,562	1	227	-	-	-
Award of non-vested shares	70,545	3	(3)	-	-	-
Stock-based compensation	-	-	1,488	-	-	-
Tax effects on stock based awards	-	-	572		-	-
Currency translation adjustment	-	-	-	-	-	(28)
Write off of currency translation adjustment gain	-	-	-	-	-	(84)
Change in pension plans, net of tax of $1,976	-	-	-	-	-	3,223
Purchase of treasury stock at cost	(43,464)	-	-	-	(886)
Reissue of treasury stock	8,300	-	(94)	-	180	-
Amortization of unrealized loss on interest rate swaps	-	-	-	-	-	138
BALANCE AT SEPTEMBER 27, 2013	9,937,404	499	66,374	112,144	(715)	19,366
Net income	-	-	-	9,123	-	-
Dividends declared	-	-	-	(3,694)	-	-
Issuance of stock under employee stock purchase plan	15,969	1	328	-	-	-
Award of non-vested shares	4,910	-	-	-	-	-
Stock-based compensation	-	-	1,688	-	-	-
Tax effects on stock based awards	-	-	493		-	-
Currency translation adjustment	-	-	-	-	-	(5,500)
Write off of currency translation adjustment loss	-	-	-	-	-	135
Change in pension plans, net of tax of $750	-	-	-	-	-	(1,223)
Purchase of treasury stock at cost	(23,399)	-	-	-	(605)
Reissue of treasury stock	46,924	-	(1,001)	-	1,045	-
BALANCE AT OCTOBER 3, 2014	9,981,808	$500	$67,882	$117,573	$(275)	$12,778

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	October 3 2014	September 27 2013	September 28 2012
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$9,123	$19,327	$10,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,978	9,105	10,473
Amortization of intangible assets	765	650	1,057
Amortization of deferred financing costs	120	315	352
Impairment losses	8,475	-	-
Stock based compensation	1,744	1,488	1,666
Amortization of deferred loss on interest rate swap	-	138	789
Write off of currency translation adjustment loss (gain)	135	(84)	552
Provision for doubtful accounts receivable	288	769	1,558
Provision for inventory reserves	1,043	1,269	2,307
Deferred income taxes	2,667	1,613	6,989
Change in operating assets and liabilities, net of effects of acquired business:
Accounts receivable, net	(1,484)	(3,144)	4,591
Inventories, net	7,815	(8,115)	(1,507)
Accounts payable and accrued liabilities	(3,825)	3,336	(2,949)
Other current assets	(4,197)	3,377	(2,548)
Other non-current assets	(565)	(1,817)	(2,613)
Other long-term liabilities	1,145	1,595	579
Other, net	(9)	181	334
	33,218	30,003	31,764
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	-	(15,420)	-
Capital expenditures	(13,263)	(16,333)	(12,032)
Proceeds from sales of property, plant and equipment	1,376	-	1,243
	(11,887)	(31,753)	(10,789)
CASH USED FOR FINANCING ACTIVITIES
Principal payments on senior notes and other long-term debt	(542)	(528)	(6,112)
Deferred financing costs paid to lenders	(34)	(339)	-
Common stock transactions	638	712	963
Dividends paid	(2,955)	-	-
Purchases of treasury stock	(605)	(886)	(107)
	(3,498)	(1,041)	(5,256)
Effect of foreign currency rate changes on cash	(2,734)	(419)	(1,329)
Increase (Decrease) in cash and cash equivalents	15,099	(3,210)	14,390
CASH AND CASH EQUIVALENTS
Beginning of period	55,694	58,904	44,514
End of period	$70,793	$55,694	$58,904

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 2014

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal year ended October 3, 2014 (hereinafter 2014) comprised 53 weeks.  The fiscal years ended September 27, 2013 (hereinafter 2013), and September 28, 2012 (hereinafter 2012) each comprised 52 weeks.

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

Inventories at the end of the respective fiscal years consisted of the following:

	October 3	September 27
	2014	2013
Raw materials	$27,295	$27,935
Work in process	72	198
Finished goods	38,974	48,230
	$66,341	$76,363

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is determined by straight-line methods over the following estimated useful lives:

Property improvements	5-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-10 years

Upon retirement or disposition, cost and the related accumulated depreciation are removed from the applicable account and any resulting gain or loss is recognized in the results of operations.

Property, plant and equipment at the end of the respective years consisted of the following:

	2014	2013
Property improvements	$633	$596
Buildings and improvements	20,956	19,379
Furniture, fixtures and equipment	133,179	126,733
	154,768	146,708
Less accumulated depreciation	108,668	103,314
	$46,100	$43,394

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

See Note 18 for a discussion of the impairment charges recognized as a result of the impairment tests performed in 2014.  The results of the impairment tests performed in 2013 and 2012 indicated no impairment to the Company’s goodwill. Due to the uncertainty of future events, the Company cannot assure that growth rates will not be lower than expected, discount rates will not increase or the projected cash flows of the individual reporting units will not decline, all of which factors could impact the carrying value of any remaining goodwill (or portion thereof) in future periods.

The changes in the carrying amount of those segments with goodwill and the composition of consolidated net goodwill for fiscal 2014 and 2013 were as follows:

	Segment				Consolidated
	Marine Electronics	Diving	Outdoor Equipment	Consolidated	Gross Goodwill	Accumulated Impairment	Total
Balance at September 28, 2012	$10,362	$4,104	$-	$14,466	$54,381	$39,915	$14,466
Jetboil acquisition	-	-	6,475	6,475	6,475	-	6,475
Amount attributable to movements in foreign currency rates	5	107	-	112	112	-	112
Balance at September 27, 2013	$10,367	$4,211	$6,475	$21,053	$60,968	$39,915	$21,053
Impairment	-	-	(6,475)	(6,475)	-	6,475	(6,475)
Amount attributable to movements in foreign currency rates	-	(162)	-	(162)	(162)	-	(162)
Balance at October 3, 2014	$10,367	$4,049	$-	$14,416	$60,806	$46,390	$14,416

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

During fiscal 2013, the acquisition of Jetboil resulted in indefinite-lived intangible assets of $5,400 consisting of the Jetboil tradename.  During the third quarter of fiscal 2014, forecasted cash flows related to Jetboil declined from the assumptions used in the initial valuation.  This change led the Company to perform an interim impairment test on the acquired indefinite lived intangible assets by comparing their carrying value to their fair value.  The fair value was determined using a relief from royalty method under the income approach which uses projected revenue allocable to the tradename and a royalty rate at which it is assumed a market participant would be willing to incur as its cost in order to manufacture a branded product.  As a result of this analysis, the Company recognized an impairment charge of $2,000 in “Goodwill and other intangible assets impairment” in the accompanying Consolidated Statements of Operations in the Outdoor Equipment segment reducing the fair value of the tradename to $3,400.  There was no additional impairment of indefinite-lived intangible assets recorded for fiscal 2014 or for the year ended September 27, 2013.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $765, $650 and $1,057 for 2014, 2013 and 2012, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $749, $726, $481, $367 and $352 for fiscal years 2015, 2016, 2017, 2018 and 2019, respectively.

Intangible assets at the end of the last two years consisted of the following:

	2014			2013
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents	$3,250	$(2,955)	$295	$3,937	$(3,598)	$339
Trademarks	1,056	(1,051)	5	1,117	(1,112)	5
Other amortizable intangibles	6,749	(1,556)	5,193	6,586	(852)	5,734
Non-amortized trademarks	7,025	-	7,025	8,990	-	8,990
	$18,080	$(5,562)	$12,518	$20,630	$(5,562)	$15,068

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances such as unplanned negative cash flow indicate that the carrying amount of these assets may not be fully recoverable.  In such an event, the carrying amount of the asset group is compared to the future undiscounted cash flows expected to be generated by the asset group.to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended October 3, 2014.

Balance at September 30, 2011	$5,155
Expense accruals for warranties issued during the period	3,740
Less current period warranty claims paid	4,144
Balance at September 28, 2012	$4,751
Expense accruals for warranties issued during the period	2,901
Less current period warranty claims paid	2,438
Balance at September 27, 2013	$5,214
Expense accruals for warranties issued during the period	3,717
Less current period warranty claims paid	4,853
Balance at October 3, 2014	$4,078

Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets as of  the end of fiscal year 2014, 2013 and 2012 were as follows:

	2014			2013			2012
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$18,424	$-	$18,424	$23,789	$-	$23,789	$23,901	$-	$23,901
Unamortized loss on pension plans	(6,981)	1,335	(5,646)	(5,008)	585	(4,423)	(10,207)	2,561	(7,646)
Unrealized loss on interest rate swaps	-	-	-	-	-	-	(138)	-	(138)
Accumulated other comprehensive income	$11,443	$1,335	$12,778	$18,781	$585	$19,366	$13,556	$2,561	$16,117

The reclassification out of AOCI for the year ended October 3, 2014 were as follows:

(thousands)		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$341	Cost of sales/Operating expense
Tax effects	(130)	Income tax expense
Total reclassifications for the period	$211

The changes in AOCI by component, net of tax, for the year ended October 3, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2013	23,789	(4,423)	19,366
Other comprehensive income before reclassification	(5,500)	-	(5,500)
Amounts reclassified from accumulated other comprehensive income	135	(1,973)	(1,838)
Tax effects	-	750	750
Balance at October 3, 2014	$18,424	(5,646)	12,778

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

For the years ended October 3, 2014, September 27, 2013 and September 28, 2012, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended October 3, 2014, September 27, 2013 and September 28, 2012, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 0, 0 and 5,850 for the years ended October 3, 2014, September 27, 2013 and September 28, 2012, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 319,632, 386,409 and 495,235 for the years ended October 3, 2014, September 27, 2013 and September 28, 2012, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2014	2013	2012
Net income	$9,123	$19,327	$10,134
Less: Undistributed earnings reallocated to non-vested shareholders	(304)	(792)	(506)
Dilutive earnings	$8,819	$18,535	$9,628
Weighted average common shares – Basic:
Class A	8,420	8,305	8,155
Class B	1,212	1,212	1,216
Dilutive stock options and restricted stock units	3	6	8
Weighted average common shares - Dilutive	9,635	9,523	9,379
Net income per common share – Basic:
Class A	$0.93	$1.98	$1.04
Class B	$0.84	$1.79	$0.94
Net income per common share – Diluted:
Class A	$0.90	$1.95	$1.03
Class B	$0.90	$1.95	$1.03

Stock-Based Compensation

Stock-based compensation cost is recorded for all option grants and awards of non-vested stock and restricted stock units based on their grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award. No stock options were granted in 2014, 2013 or 2012.  See Note 10 of these Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, non-vested stock, and employee stock purchase plans.

Income Taxes

The Company provides for income taxes currently payable and deferred income taxes resulting from temporary differences between financial statement income/loss and taxable income/loss.  Accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.  Deferred income tax assets and liabilities are determined based on the difference between the amounts reported in the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  A valuation allowance is established if it is more likely than not that some portion or all of a deferred income tax asset will not be realized. See Note 6 of these Notes to Consolidated Financial Statements for further discussion.

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency gains of $427 and $92 in 2014 and 2012, respectively, and currency losses from transactions of $916 in 2013 all of which were included in the “Other (income) expense, net” line of the Company’s Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 21% of the Company’s revenues for the year ended October 3, 2014 were denominated in currencies other than the U.S. dollar. Approximately 9% were denominated in euros and approximately 7% were denominated in Canadian dollars, with the remaining 5% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  In 2014 the Company did not use foreign currency forward contracts.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

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

Advertising and promotions expense in 2014, 2013 and 2012 totaled $22,135, $22,902 and $21,745, respectively. These charges are included in Marketing and selling expenses.  Capitalized advertising costs, included in Other current assets, totaled $1,156 and $1,165 at October 3, 2014 and September 27, 2013, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in Net sales. Shipping and handling costs are included in Marketing and selling expenses and totaled $10,675, $10,436 and $10,803 for 2014, 2013 and 2012, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $23,350, less accumulated amortization of $9,324, at October 3, 2014 and $19,968, less accumulated amortization of $7,279, at September 27, 2013.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2014, 2013 and 2012 was $2,045, $1,268 and $2,227, respectively, and is included in depreciation expense on Plant, Property and Equipment.

Fair Values

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at October 3, 2014 and September 27, 2013 due to the short maturities of these instruments. During 2014, 2013 and 2012, the Company held foreign currency forward contracts and investments in equity and debt securities that were carried at fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

See Note 2 of these Notes to Consolidated Financial Statements for disclosures regarding the fair value of long-term debt and Note 4 of these Notes to Consolidated Financial Statements for disclosures regarding fair value measurements.

New Accounting Pronouncements

In February 2013, the FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  The Company adopted the guidance effective the beginning of its 2014 fiscal year.  The adoption of this updated authoritative guidance did not have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued a new standard on revenue recognition from contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step approach to recognizing revenue based on individual performance obligations in a contract. The new standard will also require additional qualitative and quantitative disclosures about the Company’s contracts with customers, any significant judgments made in applying the revenue guidance, and the Company’s assets recognized from the costs to obtain or fulfill a contract. This guidance becomes effective for the Company at the beginning of its 2018 fiscal year.  The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and its related disclosures oligations.

2	INDEBTEDNESS

Debt was comprised of the following at October 3, 2014 and September 27, 2013:

	October 3 2014	September 27 2013
Term loans	$7,781	$8,142
Revolvers	-	-
Other	10	191
Total debt	7,791	8,333
Less current portion of long term debt	360	539
Less short term debt	-	-
Total long-term debt	$7,431	$7,794

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at October 3, 2014 and September 27, 2013.

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

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 5% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

Revolvers

On September 16, 2013, the Company and certain of its subsidiaries entered into a new credit facility with PNC Bank National Association and certain other lenders which terminated the Amended Revolving Credit and Security agreement with PNC Bank National Association and the other lenders named therein, dated as of November 16, 2010.  The new credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.  The Company had no borrowings against the Revolving Credit Facility as of October 3, 2014 or September 27, 2013.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at October 3, 2014 and September 27, 2013 was approximately 1.4%.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of October 3, 2014.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $691 and $846 at October 3, 2014 and September 27, 2013, respectively.  The Company had no unsecured lines of credit as of October 3, 2014 or September 27, 2013.

Aggregate scheduled maturities of long-term debt as of October 3, 2014 were as follows:

Fiscal Year
2014	$360
2015	368
2016	389
2017	410
2018	432
Thereafter	5,832
Total	$7,791

Interest paid was $672, $915 and $1,150 for 2014, 2013 and 2012, respectively.

The weighted average borrowing rate for short-term debt was approximately 1.4%, 2.5% and 2.6% for 2014, 2013 and 2012, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt approximated its carrying value as of each of October 3, 2014 and September 27, 2013.  See Note 4 of these Notes to Consolidated Financial Statements for additional disclosures regarding the fair value.

Under the Company’s Revolving Credit Agreement, a change in control of the Company would constitute an event of default.  A change in control would be deemed to have occurred if, among other events described in the terms of the Credit Agreement, a person or group other than the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) became or obtain rights as a beneficial owner (as interpreted under the Securities Exchange Act of 1934) of a certain percentage of the outstanding capital stock of the Company, if the Johnson Family ceases to own (without lien or encumbrance) at least a certain percentage of the shares of capital stock of the Company with voting power or if the members of the Company’s Board of Directors as of the date of the Credit Agreement (together with any new directors elected to the Board who were also approved for appointment by the then serving directors) cease for any reason to constitute a majority of the Company’s Board of Directors.   At November 28, 2014, the Johnson Family held 3,818,267 shares or approximately 44% of the Class A common stock, 1,211,196 shares or approximately 100% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole.

3      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following disclosures describe the Company’s objectives in using derivative instruments, the business purpose or context for using derivative instruments, and how the Company believes the use of derivative instruments helps achieve the stated objectives.  In addition, the following disclosures describe the effects of the Company’s use of derivative instruments and hedging activities on its financial statements.  See Note 4 of these Notes to Consolidated Financial Statements for disclosures regarding the fair value and effects of changes in the fair value of derivative instruments.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 21% of the Company’s revenues for the fiscal year ended October 3, 2014 were denominated in currencies other than the U.S. dollar.  Approximately 9% were denominated in euros and approximately 7% were denominated in Canadian dollars, with the remaining 5% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company mitigates the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company uses such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies. None of the Company’s derivative financial instruments have been designated as hedging instruments.

As of October 3, 2014 and September 27, 2013, the Company held no foreign currency forward contracts.

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

The Company held no interest rate swap contracts in 2014 or 2013.  As of October 3, 2014, the Company was unhedged with respect to interest rate risk on its floating rate debt.

The following discloses the location of the Company’s loss reclassified from Accumulated Other Comprehensive Income (“AOCI”) into net income related to previously held derivative instruments during the years ended October 3, 2014, September 27, 2013, and September 30, 2011:

Loss reclassified from AOCI into:	2014	2013	2012

Interest expense	$-	$138	$789

The following discloses the location and amount of income or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the years ended October 3, 2014, September 27, 2013 and September 28, 2012:

	Location of loss (gain)
Derivatives not designated as	recognized in Statement
hedging instruments	of Operations	2014	2013	2012

Foreign exchange forward contract	Other (income) expense, net	$-	$13	$306

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

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●	Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes the Company's financial assets measured at fair value as of October 3, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$10,933	$-	$-	$10,933

The following table summarizes the Company's financial assets measured at fair value as of September 27, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$8,948	$-	$-	$8,948

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  The mark-to-market adjustments are recorded in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations.

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended October 3, 2014, September 27, 2013 and September 28, 2012, was:

	Location of (income) loss recognized in Statement of Operations	2014	2013	2012

Rabbi trust assets	Other (income) expense, net	$(703)	$(1,013)	$(1,153)
Foreign currency forward contracts	Other (income) expense, net	-	13	306

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.  During 2014, the Company recorded a $2,000 impairment charge in “Goodwill and other intangible assets impairment” on a trademark held by the Outdoor Equipment business reducing its fair value to $3,400.  The Company also recorded an impairment charge on goodwill held by the Outdoor Equipment business during 2014.    A $6,475 charge was included in “Goodwill and other intangible assets impairment” related to this impairment during 2014.  See further discussion of these impairment charges at Note 18 of these Notes to Consolidated Financial Statements.

During 2012, the Company recorded an impairment charge on a trademark held by the Marine Electronics business, reducing its fair value to $0.  A $609 charge was included in “Administrative management, finance and information systems” expenses in the Marine Electronics segment related to this impairment during 2012.

The following table summarizes the Company’s assets measured at fair value on a non-recurring basis as of October 3, 2014 and the losses recognized as a result of this measurement in 2014.    The assets and losses were all included in the Outdoor Equipment segment.

	Level 1	Level 2	Level 3	Losses incurred

Goodwill	$-	$-	$-	$6,475
Tradename	-	-	3,400	2,000

No assets or liabilities were measured at fair value on a non-recurring basis in 2013.

The following table summarizes the Company’s assets measured at fair value on a non-recurring basis as of September 28, 2012 and the losses recognized in the Marine Electronics segment as a result of this measurement in 2012:

	Level 1	Level 2	Level 3	Losses incurred

Other Intangibles	$-	$-	$-	$609

5	LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at October 3, 2014 were as follows:

Year	Related parties included in total	Total
2015	$878	$6,284
2016	939	4,393
2017	-	2,983
2018	-	2,242
2019	-	1,797
Thereafter	-	4,995

Rental expense under all leases was approximately $8,360, $8,627 and $9,126 for 2014, 2013 and 2012, respectively.  Rent expense to related parties was $970, $1,127 and $1,124 for 2014, 2013 and 2012, respectively.

6	INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2014	2013	2012
United States	$11,592	$19,885	$20,332
Foreign	5,830	4,775	(406)
	$17,422	$24,660	$19,926

Income tax expense for the respective years consisted of the following:

	2014	2013	2012
Current:
Federal (net of tax benefit from operating loss carryforward of $0, $0 and $3,098, respectively)	$3,888	$2,832	$828
State	403	470	378
Foreign	1,886	1,437	1,595
Deferred	2,122	594	6,991
	$8,299	$5,333	$9,792

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2014	2013
Deferred tax assets:
Inventories	$1,809	$1,974
Compensation	10,362	7,074
Tax credit carryforwards	3,462	6,385
Net operating loss carryforwards	7,333	7,215
Other	4,635	5,109
Total gross deferred tax assets	27,601	27,757
Less valuation allowance	8,734	9,479
Deferred tax assets	18,867	18,278
Deferred tax liabilities:
Goodwill and other intangibles	989	1,279
Depreciation and amortization	4,795	1,091
Foreign statutory reserves	503	1,114
Net deferred tax assets	$12,580	$14,794

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheet as of the years ended October 3, 2014 and September 27, 2013 were as follows:

	2014	2013
Current assets	$8,360	$7,869
Non-current assets	5,353	8,039
Non-current liabilities	1,133	1,114
Net deferred tax assets	$12,580	$14,794

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(0.5)	(4.1)	(1.0)
State income tax, net of federal benefit	4.4	4.5	3.1
Tax credit	(6.3)	(3.1)	-
Deferred tax asset valuation allowance	(4.3)	(11.5)	7.1
Unrecognized tax benefit	5.4	-	-
Goodwill impairment	10.4	-	-
Other	3.6	0.8	4.9
	47.7%	21.6%	49.1%

The Company’s net operating loss carryforwards and their expirations as of October 3, 2014 were as follows:

	State	United States	Foreign	Total
Year of expiration
2015-2019	$2,158	$-	$1,104	$3,262
2020-2024	1,182	-	2,262	3,444
2025-2029	5,672	-	2,034	7,706
2030-2034	30,074	-	774	30,848
Indefinite	-	-	8,535	8,535
Total	$39,086	$-	$14,709	$53,795

The Company has tax credit carryforwards comprised of foreign tax credits, research and development and other state credits as shown in the table below.

	State	Federal	Total
Year of expiration
2015-2019	$767	$-	$767
2020-2024	1,111	970	2,081
2025-2029	614	-	614
2030-2034	-	-	-
Indefinite	-	-	-
Total	$2,492	$970	$3,462

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

For 2014, the negative impact to the income tax expense and primary increase to the effective tax rate was the result of the impairment charge against goodwill as discussed in Note 18.  The Company had no tax value in the goodwill which resulted in no tax benefit received from the impairment charge against it.

The impact of the valuation allowance in fiscal 2014 of $745 of tax benefit was primarily the result of earnings in Italy, Netherlands, Spain and United Kingdom offsetting operating losses in France, Japan and New Zealand.  The Company believes the negative evidence continues to outweigh the positive evidence and as such, the valuation allowance will remain in place.

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

Taxes paid were $6,581, $2,399 and $3,163 for 2014, 2013 and 2012, respectively.

The decrease in deferred tax assets due to utilization of U.S. federal net operating loss carryforwards was $0, $0 and $5,260 for 2014, 2013 and 2012, respectively.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total accrued interest and penalties with respect to income taxes was approximately $778 and $592 for the years ended October 3, 2014 and September 27, 2013, respectively.  Interest and penalties of $186, ($21) and $184 was recorded as a component of income tax expense (benefit) in the accompanying Consolidated Statements of Operations during fiscal years 2014, 2013 and 2012, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the last three fiscal years was as follows:

Balance at September 30, 2011	$1,684
Settlement	(773)
Lapse of statute of limitations	(123)
Gross increases - tax positions in period	1,112
Balance at September 28, 2012	$1,900
Settlement	(186)
Lapse of statute of limitations	(214)
Gross increases - tax positions in period	655
Balance at September 27, 2013	$2,155
Settlement	-
Lapse of statute of limitations	(161)
Gross increases - tax positions in period	1,097
Balance at October 3, 2014	$3,091

The Company has not provided additional U.S. income taxes on $113,266 of undistributed earnings of consolidated foreign subsidiaries included in shareholders’ equity attributable to the Company.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.  The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.  As of October 3, 2014, the Company held approximately $60,135 of cash and cash equivalents in foreign jurisdictions.

The Company is currently undergoing examinations in Italy and Germany.  There was a change in unrecognized tax benefits as a result of the settlement of a tax audit in Italy in the year ended September 28, 2012.  The amount of unrecognized tax benefits recognized within the next twelve months may decrease due to expiration of the statute of limitations for certain years in various jurisdictions.  However, it is possible that a jurisdiction may open an audit prior to the statute expiring or one of the above audits may adjust the Company’s tax filings.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2011-2014
Canada	2010-2014
France	2010-2014
Germany	2009-2014
Italy	2009-2014
Japan	2012-2014
Switzerland	2004-2014

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

The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2014 and 2013 was as follows:

	2014	2013
Projected benefit obligation:
Projected benefit obligation, beginning of year	$22,051	$25,516
Interest cost	1,078	997
Actuarial (gain) loss	3,012	(3,649)
Benefits paid	(840)	(813)
Projected benefit obligation, end of year	25,301	22,051
Fair value of plan assets:
Fair value of plan assets, beginning of year	15,864	13,673
Actual gain on plan assets	1,795	1,861
Company contributions	732	1,143
Benefits paid	(840)	(813)
Fair value of plan assets, end of year	17,551	15,864
Funded status of the plans	(7,750)	(6,187)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current pension liabilities	189	191
Non-current pension liabilities	7,561	5,996
Accumulated other comprehensive loss	(6,981)	(5,008)
Components of accumulated other comprehensive loss:
Net actuarial loss	(6,981)	(5,008)
Accumulated other comprehensive loss	$(6,981)	$(5,008)

Net periodic benefit cost for the non-contributory defined benefit pension plans for the respective years included the following pre-tax amounts:

	2014	2013	2012
Interest cost	$1,078	$997	$1,036
Expected return on plan assets	(1,097)	(977)	(942)
Amortization of unrecognized net actuarial loss	341	666	335
Net periodic pension cost	322	686	429
Other changes in benefit obligations recognized in other comprehensive income (loss), (OCI):
Net actuarial (gain) loss	1,974	(5,199)	2,571
Total recognized in net periodic pension cost and OCI	$2,296	$(4,513)	$3,000

The Company expects to recognize $512 of unrecognized loss amortization as a component of net periodic benefit cost in 2015.  This amount is included in accumulated other comprehensive income as of October 3, 2014.

At October 3, 2014, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $25,301 and $17,550, respectively, and there were no plans with plan assets in excess of benefit obligations. At September 27, 2013, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $22,051 and $15,864, respectively, and there were no plans with plan assets in excess of benefit obligations.

The Company anticipates making contributions to the defined benefit pension plans of $663 through October 2, 2015.

Estimated benefit payments from the defined benefit plans to participants for each of the five years ending September 27, 2019 and the five years thereafter are as follows:

2015	$945
2016	1,003
2017	1,006
2018	1,049
2019	1,086
Five years thereafter	5,971

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years were as follows:

	Projected Benefit Obligation			Net Periodic Pension Cost
	2014	2013	2012	2014	2013	2012
Discount rate	4.25%	5.00%	4.00%	5.00%	4.00%	5.00%
Long-term rate of return	N/A	N/A	N/A	7.50%	7.50%	7.50%
Average salary increase rate	N/A	N/A	N/A	N/A	N/A	N/A

The change in discount rates in 2014 and 2012 resulted in actuarial losses of approximately $2,640 and $3,600, respectively.  The remainder of the actuarial losses for 2014 and 2012 resulted from mortality experience and other demographic changes. The change in discount rates in 2013 resulted in an actuarial gain of approximately $3,500.  The remainder of the actuarial gain for 2013 was related to adjustments to mortality tables and other modifications to actuarial assumptions.

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

The Company’s pension plans’ weighted average asset allocations at October 3, 2014 and September 27, 2013, by asset category were as follows:

	2014	2013
Equity securities	74%	76%
Fixed income securities	24%	23%
Other securities	2%	1%
	100%	100%

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

The following table summarizes the Company’s pension plan assets measured at fair value as of October 3, 2014:

	Level 1	Level 2	Level 3	Total
Description:
Mutual fund	$17,299	$-	$-	$17,299
Money market funds	36	-	-	36
Group annuity contract	-	-	216	216
Total	$17,335	$-	$216	$17,551

The following table summarizes the Company’s pension plan assets measured at fair value as of September 27, 2013:

	Level 1	Level 2	Level 3	Total
Description:
Mutual fund	$15,560	$-	$-	$15,560
Money market funds	34	-	-	34
Group annuity contract	-	-	270	270
Total	$15,594	$-	$270	$15,864

The tables below set forth a summary of changes in fair value of the Company’s Level 3 pension plan assets for the years ended October 3, 2014 and September 27, 2013:

	2014	2013
Level 3 assets, beginning of year	$270	$331
Purchases	7	6
Unrealized (loss) gain	(15)	1
Sales	(46)	(68)
Level 3 assets, end of year	$216	$270

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

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is classified as Other liabilities on our accompanying Consolidated Balance Sheets, was approximately $10,938 and $8,946 as of October 3, 2014 and September 27, 2013, respectively.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expense attributable to the defined contribution programs was approximately $1,061, $931 and $882 for 2014, 2013 and 2012 respectively.

8        PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9	COMMON STOCK

The number of authorized and outstanding shares of each class of the Company's common stock at the end of the respective years was as follows:

	2014	2013
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,769,426	8,724,984
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,212,382	1,212,420

Holders of Class A common stock are entitled to elect 25% of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2014 and 2013 there were 38 and 3,338 shares of Class B common stock converted into Class A common stock, respectively. There were no shares of Class A common stock converted into Class B common stock.

10	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan there were 705,332 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at October 3, 2014.  Shares issued pursuant to the exercise of stock options or grants of restricted stock are typically issued first out of treasury stock to the extent that treasury shares are available.

The Company recognized tax benefits from the exercise of stock options and the vesting of restricted stock of $493, $572 and $594 for 2014, 2013 and 2012, respectively.  These amounts were recorded as increases in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and are currently exercisable. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options in 2014, 2013 or 2012.

A summary of stock option activity related to the Company’s plans is shown below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at September 28, 2012	23,366	15.39
Exercised	(8,300)	10.36
Outstanding and exercisable at September 27, 2013	15,066	18.16
Exercised	(3,900)	19.88
Cancelled	(1,950)	19.88
Outstanding and exercisable at October 3, 2014	9,216	17.07	$80	0.8

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.78 as of October 3, 2014, which would have been received by the option holders had those option holders exercised their stock options as of that date.  The intrinsic values of the stock received upon exercise of such options at their date of exercise during 2014, 2013 and 2012 were $96, $171 and $689, respectively.

The Company received cash proceeds from stock option exercises totaling $78, $86 and $338 for the years ending October 3, 2014, September 27, 2013 and September 28, 2012, respectively.

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

A summary of non-vested stock activity for the two year period ended October 3, 2014 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 28, 2012	493,548	$11.95
Non-vested stock grants	70,545	20.66
Non-vested stock cancelled	-	-
Restricted stock vested	(177,684)	11.43
Non-vested stock at September 27, 2013	386,409	13.78
Non-vested stock grants	47,934	27.70
Restricted stock vested	(114,711)	10.32
Non-vested stock at October 3, 2014	319,632	$17.10

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 24,719 and 43,464 during 2014 and 2013, respectively.  The fair value of restricted stock vested during 2014, 2013 and 2012 was approximately $3,123, $3,607 and $660, respectively.  The weighted average grant date fair value for non-vested stock issued in 2014 was $27.70.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,523, $1,400 and $1,666 during 2014, 2013 and 2012, respectively.  The tax benefit recognized during 2014, 2013 and 2012 related to stock based compensation was $641, $532 and $633.  Unrecognized compensation cost related to non-vested stock as of  October 3, 2014 was $2,109, which amount will be amortized to expense through November 2017 or adjusted for changes in future estimated or actual forfeitures.

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

The Company issued 10,792 and 6,600 restricted stock units at a weighted average grant date fair value of $22.71 and $22.73 for the years ended October 3, 2014 and September 27, 2013, respectively.  No restricted stock units were granted in 2012.

Stock compensation expense, net of forfeitures, related to restricted stock units was $165 and $88 for the years ended October 3, 2014 and September 27, 2013, respectively.  There was no stock compensation expense related to the issuance of restricted stock units during 2012.  Unrecognized compensation cost related to non-vested restricted stock units as of October 3, 2014 was $143, which amount will be amortized to expense through September 2015 or adjusted for changes in future estimated or actual forfeitures.

Employee Stock Purchase Plan

The 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company issued 15,969, 9,562 and 10,349 shares of Class A common stock under the Purchase Plan during the years 2014, 2013 and 2012, respectively, and recognized expense of $57, $41 and $30 in 2014, 2013 and 2012, respectively.

11	RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family and other related parties. These transactions include consulting services, aviation services, office rental, and certain administrative activities. Total costs of these transactions were $1,246, $1,434 and $1,479 for 2014, 2013 and 2012, respectively.  Amounts due to/from related parties were immaterial at October 3, 2014 and September 27, 2013.

12	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2014	2013	2012
Net sales:
Marine Electronics:
Unaffiliated customers	$249,344	$247,474	$231,014
Interunit transfers	217	270	220
Outdoor Equipment:
Unaffiliated customers	47,393	44,147	35,267
Interunit transfers	50	76	61
Watercraft:
Unaffiliated customers	49,349	50,745	58,092
Interunit transfers	143	113	109
Diving
Unaffiliated customers	78,779	83,532	87,367
Interunit transfers	780	1,004	628
Other / Corporate	545	563	552
Eliminations	(1,190)	(1,463)	(1,018)
Total	$425,410	$426,461	$412,292
Operating profit (loss):
Marine Electronics	$30,722	$32,172	$25,230
Outdoor Equipment	(3,726)	2,180	2,831
Watercraft	210	(2,116)	(408)
Diving	3,596	5,694	6,408
Other / Corporate	(14,111)	(12,339)	(12,648)
	$16,691	$25,591	$21,413
Depreciation and amortization expense:
Marine Electronics	$6,409	$5,371	$7,058
Outdoor Equipment	1,099	1,051	447
Watercraft	1,274	1,483	1,658
Diving	904	839	1,255
Other / Corporate	1,177	1,326	1,464
	$10,863	$10,070	$11,882
Capital expenditures:
Marine Electronics	$9,726	$12,400	$9,569
Outdoor Equipment	348	381	791
Watercraft	837	1,282	733
Diving	947	973	589
Other / Corporate	1,405	1,297	350
	$13,263	$16,333	$12,032
Goodwill, net:
Marine Electronics	$10,367	$10,367
Outdoor Equipment	-	6,475
Watercraft	-	-
Diving	4,049	4,211
	$14,416	$21,053
Total assets (end of period):
Marine Electronics	$111,411	$111,459
Outdoor Equipment	32,033	43,630
Watercraft	20,367	27,810
Diving	64,933	70,810
Other / Corporate	59,882	34,641
	$288,626	$288,350

A summary of the Company’s operations by geographic area is presented below:

	2014	2013	2012
Net sales:
United States:
Unaffiliated customers	$337,603	$327,606	$307,090
Interunit transfers	16,186	19,881	18,972
Europe:
Unaffiliated customers	40,659	46,740	55,651
Interunit transfers	12,349	12,018	10,776
Canada:
Unaffiliated customers	27,715	29,656	27,105
Interunit transfers	11	4	13
Other:
Unaffiliated customers	19,433	22,459	22,446
Interunit transfers	186	664	2,136
Eliminations	(28,732)	(32,567)	(31,897)
	$425,410	$426,461	$412,292
Total assets:
United States	$190,069	$196,166
Europe	65,116	56,759
Canada and other	33,441	35,425
	$288,626	$288,350
Long-term assets (1):
United States	$79,585	$85,100
Europe	5,669	5,957
Canada and other	469	682
	$85,723	$91,739

(1)	Long term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

The Company had no single customer that accounted for more than 10% of its net sales in fiscal 2014, 2013 or 2012.

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

The Company incurred costs related to the clean-up and repair of the facility and equipment, losses of inventory and fixed assets, rental of temporary office space for administrative and R&D personnel and payroll expenses for labor idled due to the flood totaling approximately $3,500 and recognized $81 and $1,578 in 2013 and 2012, respectively.  The Company received approximately $4,500 of insurance reimbursements associated with these costs.  During the year ended September 27, 2013 the Company recognized a gain of $771 under its business interruption coverage.  In 2012 the Company recognized expense of $19 and  recorded a gain of $220 related to insurance recoveries under its business interruption coverage and a gain of $246 related to insurance proceeds received to replace fixed assets under the Company’s property loss coverage.  These amounts are included in “Administrative management, finance and information systems” expense in the Outdoor Equipment segment.

The Company has received all expected insurance recoveries related to this event.

15        RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure certain operations related to its Watercraft segment.  Specifically, the Company restructured its product sales and distribution in Europe and consolidated all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action resulted in the closure of sales offices in the U.K. and France, the closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 24 positions in the U.S. and Europe.  The related charges are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Consolidated Statements of Operations in the Watercraft segment.  The restructuring accrual is included in the “Other current liabilities” line in the Company’s accompanying Consolidated Balance Sheets.  As a result of this action the Company increased its allowance for doubtful accounts by $60 and $450 in 2013 and 2012, respectively.  The planned actions related to this restructuring were completed at the end of 2013.  The total cost of this restructuring was approximately $2,510.  The remaining restructuring liabilities should be settled by the end of the first quarter of fiscal 2015.

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of September 30, 2011	$-	$-	$-	$-
Activity during the period ended September 28, 2012:
Charges to earnings	574	282	162	1,018
Settlement payments	(146)	(282)	(62)	(490)
Accrued restructuring liabilities as of September 28, 2012	428	-	100	528
Activity during the period ended September 27, 2013:
Charges to earnings	766	315	508	1,589
Settlement payments	(1,110)	(96)	(405)	(1,611)
Accrued restructuring liabilities as of September 27, 2013	84	219	203	506
Activity during the period ended October 3, 2014:
Charges (credits) to earnings	(19)	(13)	(65)	(97)
Settlement payments	(64)	(192)	(112)	(368)
Accrued restructuring liabilities as of October 3, 2014	$1	$14	$26	$41

16        VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2014, 2013 and 2012:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year ended October 3, 2014
Allowance for doubtful accounts	$3,759	$288	$1,382	$2,665
Reserves for inventory valuation	4,015	1,043	1,108	3,950
Valuation of deferred tax assets	9,479	668	1,413	8,734
Reserves for sales returns	1,129	2,553	2,254	1,428
Year ended September 27, 2013
Allowance for doubtful accounts	$4,172	$769	$1,182	$3,759
Reserves for inventory valuation	5,679	1,269	2,933	4,015
Valuation of deferred tax assets	13,299	1,262	5,082	9,479
Reserves for sales returns	1,367	1,857	2,095	1,129
Year ended September 28, 2012
Allowance for doubtful accounts	$3,076	$1,558	$462	$4,172
Reserves for inventory valuation	6,405	2,307	3,033	5,679
Valuation of deferred tax assets	14,300	1,461	2,462	13,299
Reserves for sales returns	1,484	1,995	2,112	1,367

17        QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2014	2013	2014	2013	2014	2013	2014	2013

Net sales	$79,100	$87,274	$124,273	$132,100	$137,133	$129,772	$84,904	$77,315
Gross profit	29,929	33,814	48,846	54,084	55,819	54,337	34,019	28,814
Operating profit (loss)	(2,908)	1,526	11,546	12,638	9,332	16,133	(1,279)	(4,706)
Income (loss) before income taxes	(2,920)	610	11,214	13,063	10,105	15,510	(977)	(4,523)
Income tax expense (benefit)	(727)	363	3,810	4,126	5,407	1,856	(191)	(1,012)
Net income (loss)	$(2,193)	$247	$7,404	$8,937	$4,698	$13,654	$(786)	$(3,511)
Net income (loss) per common share - Basic:
Class A	$(0.22)	$0.03	$0.75	$0.91	$0.48	$1.39	$(0.08)	$(0.36)
Class B	$(0.22)	$0.02	$0.68	$0.83	$0.43	$1.26	$(0.07)	$(0.33)
Net income (loss) per common share - Diluted:
Class A	$(0.22)	$0.02	$0.67	$0.90	$0.40	$1.37	$(0.08)	$(0.35)
Class B	$(0.22)	$0.02	$0.67	$0.90	$0.40	$1.37	$(0.08)	$(0.35)

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the entire year.

18        ACQUISITION

On November 14, 2012, the Company acquired all of the outstanding common and preferred stock of Jetboil, Inc. (“Jetboil”) in a purchase transaction with Jetboil’s founders and other shareholders (the “Sellers”).  Jetboil, founded and based in Manchester, New Hampshire, designs and manufactures the world’s top brand of portable outdoor cooking systems.

The $15,420 of consideration paid in this acquisition was funded with existing cash and credit facilities. Approximately $3,200 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Sellers in connection with the inaccuracy of certain representations and warranties made by Sellers or related to the breach or nonperformance of certain other actions or conditions related to the acquisition, for a period of 15 months from the acquisition date.  On February 14, 2014, within the 15 month timeframe, the Company filed an indemnity claim against the Sellers which has since been resolved by the parties.  There are no further pending claims related to this acquisition.  As a result of the resolution of the foregoing indemnity claim, the Company received a distribution of  $1,600 from the escrow during the Company’s third fiscal quarter, which was recorded as a favorable adjustment in “Administrative management, finance and information systems” in the accompanying Consolidated Statement of Operations in the Outdoor Equipment segment.    The remaining escrow balance was released to the Sellers during the Company’s fiscal third quarter.

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

The goodwill that resulted from this acquisition reflects the cash flow expected from the acquisition due primarily to expected expanded distribution and growth in all Outdoor Equipment brands and was not deductible for tax purposes.  Transaction costs incurred for the acquisition totaled $361, of which $295 was recognized during the fiscal year ended September 27, 2013, and are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Consolidated Statements of Operations in the Other/Corporate segment.

The fair value assigned in the acquisition to finite lived intangible assets was as follows:

		Useful
Description	Amount	Life (yrs)
Patents	$240	7
Noncontractual customer relationships	3,700	15
Non-compete agreements	1,060	4

The weighted average useful life at the date of acquisition of total amortizable intangible assets acquired in the acquisition was 12.3 years.

The acquisition included an indefinite lived tradename valued at $5,400.  During the third quarter of fiscal 2014, forecasted cash flows related to Jetboil declined from the assumptions used in the initial valuation.  This change led the Company to perform an interim impairment test on the acquired indefinite lived intangible assets.  The test consisted of comparing the carrying value of the assets to their fair value  The fair value was determined using a relief from royalty method under the income approach which uses projected revenue allocable to the tradename and a royalty rate at which it is assumed a market participant would be willing to incur as its cost to manufacture branded product.    As a result of this analysis, the Company recognized an impairment charge of $2,000 in “Goodwill and other intangible asset impairment” in the accompanying Consolidated Statements of Operations in the Outdoor Equipment segment.

Based on these same indicators of potential impairment, the Company also performed an impairment analysis on the goodwill related to the Outdoor Equipment-Consumer reporting unit using the income approach based on estimated cash flows.  As of the measurement date of June 27, 2014, the carrying value of the reporting unit exceeded its indicated fair value.  As a result, the Company proceeded to Step 2 of the impairment test and determined an impairment charge of $6,475, the entire carrying amount, was required.    The charge is included in “Goodwill and other intangible asset impairment” in the accompanying Consolidated Statements of Operations in the Outdoor Equipment segment.  The Company also evaluated long-lived assets and identified no impairment on those assets.