Form 10-Q
period 2015-01-02
JOHNSON OUTDOORS INC
filed 2015-02-06
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

As of January 30, 2015, 8,790,733 shares of Class A and 1,212,382 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I       FINANCIAL INFORMATION
Item 1.       Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	January 2	December 27
(thousands, except per share data)	2015	2013
Net sales	$70,822	$79,100
Cost of sales	43,488	49,171
Gross profit	27,334	29,929
Operating expenses:
Marketing and selling	18,499	18,972
Administrative management, finance and information systems	11,911	10,018
Research and development	4,255	3,847
Total operating expenses	34,665	32,837
Operating loss	(7,331)	(2,908)
Interest income	(22)	(31)
Interest expense	187	202
Other income, net	(572)	(159)
Loss before income taxes	(6,924)	(2,920)
Income tax benefit	(2,730)	(727)
Net loss	$(4,194)	$(2,193)

Weighted average common shares - Basic:
Class A	8,469	8,362
Class B	1,212	1,212
Participating securities	310	371
Dilutive stock options and restricted stock units	-	-
Weighted average common shares - Dilutive	9,991	9,945
Net loss per common share - Basic:
Class A	$(0.42)	$(0.22)
Class B	$(0.42)	$(0.22)
Net loss per common share - Diluted:
Class A	$(0.42)	$(0.22)
Class B	$(0.42)	$(0.22)
Dividends declared per common share:
Class A	$0.08	$0.15
Class B	$0.07	$0.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	January 2	December 27
(thousands, except per share data)	2015	2013
Comprehensive loss:
Net loss	$(4,194)	$(2,193)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(3,554)	124
Change in pension plans, net of tax of $0 and $63, respectively	85	104
Total other comprehensive (loss) income	(3,469)	228
Total comprehensive loss	$(7,663)	$(1,965)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	January 2	October 3	December 27
(thousands, except share data)	2015	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$57,553	$70,793	$45,944
Accounts receivable, net	57,254	44,452	62,982
Inventories	82,429	66,341	87,653
Deferred income taxes	8,305	8,360	8,598
Other current assets	10,692	7,604	6,018
Total current assets	216,233	197,550	211,195
Property, plant and equipment, net of accumulated
depreciation of $109,915, $108,668 and $105,031, respectively	45,130	46,100	44,443
Deferred income taxes	4,695	5,353	7,955
Goodwill	14,295	14,416	21,036
Other intangible assets, net	12,297	12,518	14,987
Other assets	13,271	12,689	13,270
Total assets	$305,921	$288,626	$312,886
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-	$-
Current maturities of long-term debt	354	360	470
Accounts payable	33,239	27,896	30,163
Accrued liabilities:
Salaries, wages and benefits	10,887	14,780	11,808
Accrued warranty	3,539	4,078	4,439
Income taxes payable	343	833	994
Other	12,862	12,285	12,511
Total current liabilities	61,224	60,232	60,385
Long-term debt, less current maturities	32,082	7,431	37,960
Deferred income taxes	1,327	1,133	1,112
Retirement benefits	8,626	7,804	6,245
Other liabilities	13,164	13,568	13,161
Total liabilities	116,423	90,168	118,863
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	439	439	438
January 2, 2015: 8,790,733
October 3, 2014: 8,769,426
December 27, 2013: 8,750,149
Class B shares issued and outstanding:	61	61	61
January 2, 2015: 1,212,382
October 3, 2014: 1,212,382
December 27, 2013: 1,212,420
Capital in excess of par value	67,828	67,882	65,810
Retained earnings	112,637	117,573	108,476
Accumulated other comprehensive income	9,309	12,778	19,594
Treasury stock at cost, shares of Class A common
stock: 28,118, 11,203 and 14,511, respectively	(776)	(275)	(356)
Total shareholders' equity	189,498	198,458	194,023
Total liabilities and shareholders' equity	$305,921	$288,626	$312,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	January 2 2015	December 27 2013
CASH USED FOR OPERATING ACTIVITIES
Net loss	$(4,194)	$(2,193)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,599	2,273
Amortization of intangible assets	214	116
Amortization of deferred financing costs	31	29
Stock based compensation	464	395
Deferred income taxes	679	(776)
Change in operating assets and liabilities:
Accounts receivable, net	(13,304)	(19,002)
Inventories, net	(16,931)	(11,265)
Accounts payable and accrued liabilities	1,516	(3,678)
Other current assets	(3,187)	(1,481)
Other non-current assets	7	(1,068)
Other long-term liabilities	52	1,165
Other, net	(96)	77
	(32,150)	(35,408)
CASH USED FOR INVESTING ACTIVITIES
Capital expenditures	(1,753)	(3,355)
	(1,753)	(3,355)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	24,740	30,233
Principal payments on senior notes and other long-term debt	(95)	(136)
Deferred financing costs paid to lenders	-	(18)
Common stock transactions	(564)	38
Dividends paid	(741)	(737)
Purchases of treasury stock	(501)	(638)
	22,839	28,742
Effect of foreign currency rate changes on cash	(2,176)	271
Decrease in cash and cash equivalents	(13,240)	(9,750)
CASH AND CASH EQUIVALENTS
Beginning of period	70,793	55,694
End of period	$57,553	$45,944

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1         BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of January 2, 2015 and December 27, 2013, and their results of operations and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2014 which was filed with the Securities and Exchange Commission on December 5, 2014.

Due to seasonal variations and other factors, the results of operations for the three months ended January 2, 2015 are not necessarily indicative of the results to be expected for the Company's full 2015 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2        ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,608, $2,665 and $3,325 as of the periods ended January 2, 2015, October 3, 2014 and December 27, 2013, respectively. The increase in net accounts receivable to $57,254 as of January 2, 2015 from $44,452 as of October 3, 2014 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three month periods ended January 2, 2015 and December 27, 2013, basic loss per share for Class A and Class B shares has been presented using the two class method described above and is the same due to the cumulative net losses incurred during each of those periods.

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

For the three month periods ended January 2, 2015 and December 27, 2013, the effects of stock options and non-vested restricted stock units are excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 9,216 and 13,116 for the three month periods ended January 2, 2015 and December 27, 2013, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 278,659 and 319,632 for the three months ended January 2, 2015 and December 27, 2013, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 10,792 and 6,600 for the three months ended January 2, 2015 and December 27, 2013, respectively.

4         STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for equity incentive awards) there were 667,110 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at January 2, 2015.

Stock Options

All Company stock options have been granted at a price not less than fair market value at the date of grant and all outstanding options are currently exercisable.  Stock options generally have a term of 10 years.

JOHNSON OUTDOORS INC.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during either of the three month periods ended January 2, 2015 or December 27, 2013.

A summary of stock option activity for the three months ended January 2, 2015 related to the Company’s stock ownership plans is shown below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at October 3, 2014	9,216	$17.07
Exercised	-	-
Cancelled	-	-
Outstanding and exercisable at January 2, 2015	9,216	17.07	$127	0.6

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $30.88 as of January 2, 2015, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $0 and $38 for the three month periods ending January 2, 2015 and December 27, 2013, respectively.  The fair value of the stock received upon exercise of such options at their date of exercise during the three month periods ended January 2, 2015 and December 27, 2013 was $0 and $52, respectively.

Non-vested Stock

All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest either immediately or within five years after the grant date.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s Class A shares traded.

A summary of non-vested stock activity for the three months ended January 2, 2015 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 3, 2014	319,632	$17.10
Non-vested stock grants	38,222	30.05
Non-vested stock cancelled	-	-
Restricted stock vested	(79,195)	11.22
Non-vested stock at January 2, 2015	278,659	20.55

JOHNSON OUTDOORS INC.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 16,915 and 24,719 during the three month periods ended January 2, 2015 and December 27, 2013, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $403 and $357 for the three month periods ended January 2, 2015 and December 27, 2013, respectively.  Unrecognized compensation cost related to non-vested stock as of January 2, 2015 was $2,854, which amount will be amortized to expense through November 2018 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended January 2, 2015 and December 27, 2013 was $2,346 and $2,961, respectively.

Restricted Stock Units

All restricted stock units awarded by the Company have been granted at their fair market value on the date of grant and vest within one year after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.  There were 10,792 restricted stock units unvested and outstanding as of January 2, 2015 with a weighted average grant date fair value of $22.71.  There were 6,600 restricted stock units unvested and outstanding as of December 27, 2013 with a weighted average grant date fair value of $22.73.

No restricted stock units were granted during either of the three month periods ended January 2, 2015 or December 27, 2013.

Stock compensation expense, net of forfeitures, related to restricted stock units was $61 for the three months ended January 2, 2015 and $38 for the three month period ended December 27, 2013.  Unrecognized compensation cost related to non-vested restricted stock units as of January 2, 2015 was $82, which amount will be amortized to expense through September 2015 or adjusted for changes in future estimated or actual forfeitures.

The Company recognized an income tax benefit on stock-based compensation expense of $176 and $150 for the three month periods ended January 2, 2015 and December 27, 2013, respectively.  The Company recognized an income tax benefit on exercises of stock options and the vesting of non-vested restricted stock of $518 and $0 for the three month periods ended January 2, 2015 and December 27, 2013, respectively.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company did not issue any shares under the Employees’ Stock Purchase Plan during either of the three month periods ended January 2, 2015 and December 27, 2013.

JOHNSON OUTDOORS INC.

5         PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three month periods ended January 2, 2015 and December 27, 2013 were as follows:

	Three Months Ended
	January 2	December 27
	2015	2013
Components of net periodic benefit cost:
Service cost	$-	$-
Interest on projected benefit obligation	269	249
Less estimated return on plan assets	274	244
Amortization of unrecognized losses	85	167
	$80	$172

6         INCOME TAXES

For the three months ended January 2, 2015 and December 27, 2013, the Company’s loss before income taxes, income tax benefit and effective income tax rate were as follows:

	Three Months Ended
	January 2	December 27
(thousands, except tax rate data)	2015	2013
Loss before income taxes	$(6,924)	$(2,920)
Income tax benefit	$(2,730)	$(727)
Effective income tax rate	39.4%	24.9%

The Company’s interim reporting for income taxes is based upon adjusting its effective tax rate each quarter to be consistent with the estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  Using this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year to date ordinary earnings to derive its income tax provision for each quarter.

The change in the Company’s effective tax rate for the three months ended January 2, 2015 versus the prior year period was primarily due to the impact of current period increased domestic losses and valuation allowances in certain foreign locations for which no tax expense or benefit is recognized.

Variances in income or loss for entities that have a valuation allowance, primarily in non-US tax jurisdictions, will drive fluctuations in the effective tax rate.  The impact of the Company’s operations in these foreign locations is removed from overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended January 2, 2015 and December 27, 2013 were:

JOHNSON OUTDOORS INC.

January 2	December 27
2015	2013
Japan	Japan
France	France
Indonesia	Indonesia
Italy	Italy
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
United Kingdom

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2015 fiscal year tax expense is anticipated to include approximately $500 related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.  The Company is projecting accrued interest of $150 related to uncertain income tax positions for the fiscal year ending October 2, 2015.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy and Germany.  As of the date of this report, the following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2011-2014
Canada	2010-2014
France	2010-2014
Germany	2009-2014
Italy	2009-2014
Japan	2012-2014
Switzerland	2004-2014

7       INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	January 2	October 3	December 27
	2015	2014	2013
Raw materials	$34,744	$27,295	$33,780
Work in process	251	72	344
Finished goods	47,434	38,974	53,529
	$82,429	$66,341	$87,653

JOHNSON OUTDOORS INC.

8       GOODWILL

The changes in goodwill during the three months ended January 2, 2015 and December 27, 2013 were as follows:

	January 2 2015	December 27 2013
Balance at beginning of period	$14,416	$21,053
Amount attributable to movements in foreign currency rates	(121)	(17)
Balance at end of period	$14,295	$21,036

9       WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company's warranty activity for the three months ended January 2, 2015 and December 27, 2013.

	January 2 2015	December 27 2013
Balance at beginning of period	$4,078	$5,214
Expense accruals for warranties issued during the period	789	822
Less current period warranty claims paid	1,328	1,597
Balance at end of period	$3,539	$4,439

10       RESTRUCTURING

On July 11, 2012, the Company announced plans to restructure certain operations related to its Watercraft segment.  Specifically, the Company restructured its product sales and distribution in Europe and consolidated all of its U.S. operations at a single location in Old Town, Maine. The Company believes this plan will enhance the competitiveness and profit potential of its Watercraft business.  This action resulted in the closure of two sales offices in the U.K. and France, the closure of a marketing and R&D facility in Bellingham, Washington and the elimination of approximately 24 positions in the U.S. and Europe.  The related charges are included in the “Administrative management, finance and information systems” line in the Company’s accompanying Condensed Consolidated Statements of Operations in the Watercraft segment.  The planned actions related to this restructuring were completed in fiscal 2013 and the total cost of this restructuring was approximately $2,500.

Changes in the accrual related to this restructuring project for the three month period ended January 2, 2015 were as follows:

	Employee Termination Costs	Contract Exit Costs	Other Exit Costs	Total
Accrued restructuring liabilities as of October 3, 2014	1	14	26	41
Activity during the period ended January 2, 2015:
Charges (credits) to earnings	-	-	-	-
Settlement payments	(1)	(14)	(26)	(41)
Accrued restructuring liabilities as of January 2, 2015	$-	$-	$-	$-

JOHNSON OUTDOORS INC.

11       CONTINGENCIES

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

12       INDEBTEDNESS

Debt was comprised of the following at January 2, 2015, October 3, 2014, and December 27, 2013:

	January 2 2015	October 3 2014	December 27 2013
Term loans	$7,696	$7,781	$8,060
Revolvers	24,740	-	30,234
Other	-	10	136
Total debt	32,436	7,791	38,430
Less current portion of long term debt	354	360	470
Less short term debt	-	-	-
Total long-term debt	$32,082	$7,431	$37,960

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at each of January 2, 2015 and December 27, 2013.

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

JOHNSON OUTDOORS INC.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at each of January 2, 2015 and December 27, 2013 was approximately 1.4%.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of January 2, 2015 or December 27, 2013.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled $655 and $811 at January 2, 2015 and December 27, 2013, respectively.  The Company had no unsecured lines of credit as of January 2, 2015 or December 27, 2013.

Aggregate scheduled maturities of long-term debt as of January 2, 2015, for the remainder of fiscal 2015 and subsequent fiscal years, were as follows:

Fiscal Year
2015	$267
2016	368
2017	389
2018	25,150
2019	432
Thereafter	5,830
Total	$32,436

JOHNSON OUTDOORS INC.

Balances carried on the Revolver not in excess of the seasonal borrowing limit may be repaid at the Company’s discretion at any time through the maturity date.  Accordingly, this balance has been classified as long term on our accompanying financial statements.

Interest paid for the three month periods ended January 2, 2015 and December 27, 2013 was $156 and $138, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of January 2, 2015 and December 27, 2013 approximated its carrying value.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 20% of the Company’s revenues for the three month period ended January 2, 2015 were denominated in currencies other than the U.S. dollar. Approximately 10% were denominated in euros, 4% were denominated in Canadian dollars and 3% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of January 2, 2015 and December 27, 2013, the Company held no foreign currency forward contracts.

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

The Company held no interest rate swap contracts during the three month periods ended January 2, 2015 and December 27, 2013 and as of January 2, 2015, the Company was unhedged with respect to interest rate risk on its floating rate debt.

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at January 2, 2015, October 3, 2014 and December 27, 2013 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

JOHNSON OUTDOORS INC.

        The following table summarizes the Company's financial assets measured at fair value as of January 2, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,567	$-	$-	$11,567

The following table summarizes the Company's financial assets measured at fair value as of October 3, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$10,933	$-	$-	$10,933

The following table summarizes the Company's financial assets measured at fair value as of December 27, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$10,024	$-	$-	$10,024

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended January 2, 2015 and December 27, 2013 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	January 2	December 27
	Operations	2015	2013
Rabbi trust assets	Other expense (income), net	$118	$(392)

There were no assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended January 2, 2015 or December 27, 2013.

15       NEW ACCOUNTING PRONOUNCEMENTS

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

16       SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during either of the three month periods ended January 2, 2015 or December 27, 2013.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business unit is presented below:

	Three Months Ended
	January 2	December 27	October 3
	2015	2013	2014
Net sales:
Marine Electronics:
Unaffiliated customers	$43,529	$48,173
Interunit transfers	14	12
Outdoor Equipment:
Unaffiliated customers	6,373	8,378
Interunit transfers	9	5
Watercraft:
Unaffiliated customers	5,448	5,425
Interunit transfers	7	24
Diving
Unaffiliated customers	15,429	17,058
Interunit transfers	85	266
Other / Corporate	43	66
Eliminations	(115)	(307)
Total	$70,822	$79,100
Operating profit (loss):
Marine Electronics	$(1,587)	$2,332
Outdoor Equipment	(345)	(188)
Watercraft	(1,026)	(1,636)
Diving	(336)	149
Other / Corporate	(4,037)	(3,565)
	$(7,331)	$(2,908)
Total assets (end of period):
Marine Electronics	$136,022	$140,140	$111,411
Outdoor Equipment	32,800	41,986	32,033
Watercraft	23,293	28,379	20,367
Diving	65,984	72,593	64,933
Other / Corporate	47,822	29,788	59,882
	$305,921	$312,886	$288,626

JOHNSON OUTDOORS INC.

1
17       ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (AOCI) by component, net of tax, for the three months ended January 2, 2015 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 3, 2014	$18,424	$(5,646)	$12,778
Other comprehensive income before reclassifications	(3,554)	-	(3,554)
Amounts reclassified from accumulated other comprehensive income	-	85	85
Tax effects	-	-	-
Balance at January 2, 2015	$14,870	$(5,561)	$9,309

The changes in AOCI by component, net of tax, for the three months ended December 27, 2013 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2013	$23,789	$(4,423)	$19,366
Other comprehensive income before reclassifications	124	-	124
Amounts reclassified from accumulated other comprehensive income	-	167	167
Tax effects	-	(63)	(63)
Balance at December 27, 2013	$23,913	$(4,319)	$19,594

The reclassifications out of AOCI for the three month period ended January 2, 2015 were as follows:

		Statement of Operations
(thousands)		Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$85	Cost of sales / Operating expense
Tax effects	-	Income tax expense
Total reclassifications for the period	$85

The reclassifications out of AOCI for the three months ended December 27, 2013 were as follows:

		Statement of Operations
(thousands)		Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$167	Cost of sales / Operating expense
Tax effects	(63)	Income tax expense
Total reclassifications for the period	$104

JOHNSON OUTDOORS INC.

Item 2             Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended January 2, 2015 and December 27, 2013. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

●	Forward Looking Statements
●	Trademarks
●	Overview
●	Results of Operations
●	Liquidity and Financial Condition
●	Contractual Obligations and Off Balance Sheet Arrangements
●	Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2014 which was filed with the Securities and Exchange Commission on December 5, 2014.

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

Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 5, 2014 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms and focus on innovation; litigation costs related to actions of and disputes with third parties, including competitors and matters related to the Company’s intellectual property rights; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s ongoing success in meeting financial covenants in its credit arrangements with its lenders; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Highlights

Net sales of $70,822 for the first fiscal quarter of 2015 decreased by 10% from the same period in the prior year.  The decline year over year was due in large part to promotions run on end of life product in the prior year period.  In addition, the timing of orders and challenging economic conditions across international markets also contributed to the year over year decline.

Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter falls prior to the Company’s primary selling season for its outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Year Ended
	2014		2013		2012
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	-17%	21%	6%	19%	-17%
March	29%	69%	31%	49%	31%	65%
June	32%	56%	30%	63%	31%	66%
September	20%	-8%	18%	-18%	19%	-14%
	100%	100%	100%	100%	100%	100%

JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended
	January 2	December 27
	2015	2013
Net sales:
Marine Electronics	$43,543	$48,185
Outdoor Equipment	6,382	8,383
Watercraft	5,455	5,449
Diving	15,514	17,324
Other / Eliminations	(72)	(241)
Total	$70,822	$79,100
Operating profit (loss):
Marine Electronics	$(1,587)	$2,332
Outdoor Equipment	(345)	(188)
Watercraft	(1,026)	(1,636)
Diving	(336)	149
Other / Eliminations	(4,037)	(3,565)
Total	$(7,331)	$(2,908)

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended January 2, 2015 were $70,822, a decrease of $8,278, or 10%, compared to $79,100 for the three months ended December 27, 2013.  Currency translation had a 1.6% unfavorable impact on net sales in the current year quarter compared to the prior year quarter.

Net sales for the three months ended January 2, 2015 for the Marine Electronics business were $43,543, down $4,642, or 10%, from $48,185 during the first three months of the prior year.  Continued growth in Minn Kota® sales was not enough to offset declines in Humminbird® resulting from non-repeating Black Friday promotions which were run in the prior year first fiscal quarter, as well as competitive pricing actions and changes in terms on international orders in the current year quarter.

Net sales for the Outdoor Equipment business were $6,382 for the current year to date period, a decrease of $2,001, or 24%, from the prior year net sales during the same period of $8,383.  The decrease was driven primarily by a shift in pacing of international orders and changes to timing of sales programs for consumer camping products.

Net sales for the first three months of fiscal 2015 for the Watercraft business were $5,455, an increase of $6, compared to $5,449 in the prior year period.  Growth in the US offset anticipated declines in international sales due to last year’s global restructuring actions, which were designed to improve the long-term profitability of this business segment.

Diving net sales were $15,514 for the three months ended January 2, 2015 versus $17,324 for the three months ended December 27, 2013, a decrease of $1,810, or 10%.  Unfavorable currency translation and continued weakness in European markets were the primary drivers of the decline.

JOHNSON OUTDOORS INC.

Cost of Sales

Cost of sales for the three months ended January 2, 2015 was $43,488, a decrease of $5,683 from the same prior year period.  The decrease versus the prior year period was driven primarily by lower sales volume in the current year to date period as material and labor costs remained fairly stable between the periods.

Gross Profit Margin

Gross profit as a percentage of net sales increased from 37.8% in the prior year to date period to 38.6% during the three months ended January 2, 2015.  Fewer sales closeout promotions in the current year drove the increase in gross profit as a percentage of sales in the current year fiscal quarter.

Operating Expenses

Operating expenses were $34,665 for the three months ended January 2, 2015 compared to $32,837 in the prior year three month period.  This $1,828 increase was driven primarily by a $2,500 increase in legal expense in the current year quarter that the Company incurred in connection with the litigation commenced by the Company against a competitor relating to infringement of its patented Side Imaging® sonar technology.  The Company expects to incur a similar amount of additional litigation expense related to this matter during its 2015 fiscal second quarter.

Operating Loss

Operating loss on a consolidated basis for the three months ended January 2, 2015 was $7,331 compared to an operating loss of $2,908 in the prior year period, a decrease of $4,423.  Lower sales volume for the three months ended January 2, 2015 occurring as a result of the factors described above in addition to the legal expenses incurred in connection with the litigation described above in the current year were the primary drivers of the decline in operating profit year over year.

Interest

For the three months ended January 2, 2015, interest expense totaled $187 compared to $202 for the three months ended December 27, 2013.

Interest income for each of the three month periods ended January 2, 2015 and December 27, 2013 was less than $100.

Other Income, net

Other income, net for the three months ended January 2, 2015 was $572 compared to $159 for the three months ended December 27, 2013.  For the three months ended January 2, 2015, foreign currency exchange gains were $232 compared to losses of $321 for the three months ended December 27, 2013.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $315 in the three month period ended January 2, 2015 compared to $568 in the three month period ended December 27, 2013.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three months ended January 2, 2015 was 39.4%, compared to 24.9% in the corresponding period of the prior year.

The increase in the Company’s effective tax rate for the three months ended January 2, 2015 versus the prior year period was primarily due to the impact of increased domestic losses in the current period compared to the prior year period.

JOHNSON OUTDOORS INC.

Net Loss

Net loss for the three months ended January 2, 2015 was $4,194 or $(0.42) per diluted common class A and B share, compared to a net loss of $2,193, or $(0.22) per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Cash, net of debt, was $25,117 as of January 2, 2015 compared to $7,514 as of December 27, 2013.  The Company's debt to total capitalization ratio was 15% as of January 2, 2015 compared to 17% as of December 27, 2013.  The Company’s total debt balance was $32,436 as of January 2, 2015 compared to $38,430 as of December 27, 2013.  See “Note 12 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $57,254 as of January 2, 2015, a decrease of $5,728 compared to $62,982 as of December 27, 2013.  The decrease from the prior year was due primarily to the decrease in sales volume in the current year quarter.

Inventories, net of inventory reserves, were $82,429 as of January 2, 2015, a decrease of $5,224 compared to $87,653 as of December 27, 2013.

Accounts payable were $33,239 at January 2, 2015, an increase of $3,076 compared to $30,163 as of December 27, 2013.  The increase was driven primarily by more effective payable strategies and business mix.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Three Months Ended
(thousands)	January 2 2015	December 27 2013
Cash provided by (used for):
Operating activities	$(32,150)	$(35,408)
Investing activities	(1,753)	(3,355)
Financing activities	22,839	28,742
Effect of foreign currency rate changes on cash	(2,176)	271
Decrease in cash and cash equivalents	$(13,240)	$(9,750)

Operating Activities

Cash used for operations totaled $32,150 for the three months ended January 2, 2015 compared with $35,408 during the corresponding period of the prior fiscal year.  This change was driven primarily by the increase in accounts payable outstanding in the current quarter versus a decrease in the prior year quarter offset in part by lower net income in the current year quarter.

Amortization of deferred financing costs, depreciation and other amortization charges were $2,844 for the three month period ended January 2, 2015 compared to $2,418 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities, which all consisted of cash usage for capital expenditures, totaled $1,753 for the three months ended January 2, 2015 and $3,355 for the corresponding period of the prior year.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2015 are expected to be funded by working capital or existing credit facilities.

JOHNSON OUTDOORS INC.

Financing Activities

Cash flows provided by financing activities totaled $22,839 for the three months ended January 2, 2015 compared to cash flows provided by financing activities of $28,742 for the three month period ended December 27, 2013. The Company made principal payments on senior notes and other long-term debt of $95 during the three month period ended January 2, 2015.  For the three month period ended December 27, 2013, the Company made principal payments on senior notes and other long-term debt of $136.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at January 2, 2015 and December 27, 2013.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 5% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

On September 16, 2013, the Company and certain of its subsidiaries entered into a credit facility with PNC Bank National Association and certain other lenders.  This credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.  Balances carried on the Revolving Credit Agreement of $60,000 or less may be repaid at the Company’s discretion at any time through the maturity date.   Accordingly, this balance has been classified as long term as of January 2, 2015 and December 27, 2013.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at each of January 2, 2015 and December 27, 2013 was approximately 1.4%.

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

As of January 2, 2015 the Company held approximately $56,814 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

JOHNSON OUTDOORS INC.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at January 2, 2015.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$32,436	$267	$757	$25,582	$5,830
Operating lease obligations	21,123	4,713	7,376	4,039	4,995
Open purchase orders	-	-	-	-	-
Contractually obligated interest payments	4,722	563	1,446	1,010	1,703
Total contractual obligations	$58,281	$5,543	$9,579	$30,631	$12,528

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were $655 and $811 at January 2, 2015 and December 27, 2013, respectively.

The Company anticipates making contributions of $542 to its defined benefit pension plans through the end of fiscal 2015.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended January 2, 2015.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  We do not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 20% of the Company’s revenues for the three month period ended January 2, 2015 were denominated in currencies other than the U.S. dollar. Approximately 10% were denominated in euros, approximately 4% in Canadian dollars and approximately 3% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of January 2, 2015 and December 27, 2013, the Company held no foreign currency forward contracts.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at January 2, 2015:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$328

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

JOHNSON OUTDOORS INC.

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, we may be involved in various legal proceedings from time to time.  Except as noted below, we do not believe we are currently involved in any litigation involving amounts deemed to be material to the business or financial condition of the Company.

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics, Inc. v. Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc. (Civil Action No.: 2:14-cv-683); In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof (ITC Investigation No. 337-TA-926).

The Company and Johnson Outdoors Marine Electronics, Inc. are plaintiffs in a suit in the United States District Court for the Middle District of Alabama, Northern Division, Civil Action No.: 2:14-cv-683, against Garmin International, Inc. and Garmin USA, Inc. (collectively, “Garmin”) alleging infringement of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”).

On August 15, 2014, Garmin answered and filed counterclaims against the Company and Johnson Outdoors Marine Electronics, Inc., seeking a declaratory judgment that the ’952, ’825 and ’974 patents are not infringed, and are invalid and/or unenforceable.  On December 9, 2014, Garmin filed another counterclaim alleging an antitrust violation under Section 2 of the Sherman Act, 15 U.S.C. § 2, seeking treble damages against the Company and Johnson Outdoors Marine Electronics, Inc.  The Company believes that the counterclaims by Garmin are without merit and intends to vigorously defend them.  In that regard, on January 15, 2015, the Company and Johnson Outdoors Marine Electronics, Inc. moved to dismiss the antitrust counterclaim on several grounds.

The Company and Johnson Outdoors Marine Electronics have also filed a complaint with the United States International Trade Commission (“ITC”), Investigation No. 337-TA-926, against Respondents Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin Corporation alleging a violation of Section 337 of the Tariff Act of 1930, as amended, to block the importation of one or more products.  Respondents have responded by asserting that the ‘952, ‘825, and ‘974 patents are not infringed, and are invalid and/or unenforceable.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 5, 2014.

Item 6. Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 6, 2015
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
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.