Form 10-Q/A
period 2014-03-28
JOHNSON OUTDOORS INC
filed 2015-05-18
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 25, 2014, 8,752,137 shares of Class A and 1,212,382 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index
EXPLANATORY NOTE

Johnson Outdoors Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2014, as filed with the Securities and Exchange Commission on May 2, 2014, to correct its calculation of the diluted earnings per share for the quarter ended and the year to date period ended March 28, 2014 reported in the Condensed Consolidated Statements of Operations (Unaudited) and in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.  As a result of an error in calculating the diluted earnings per share information, Johnson Outdoors Inc. understated its diluted net income per common share of the Class A and Class B common stock for each of the three and six months ended March 28, 2014 by approximately $0.07 per share and $0.22 per share, respectively.  After these corrections, our diluted net income per common share of our Class A and Class B common stock for each of the three and six months ended March 28, 2014 equaled $0.74 and $0.52, respectively.

We have also updated our discussion of our controls and procedures in Item 4 of Part I, the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our original Form 10-Q report for this period. This report on Form 10-Q/A is presented as of the filing date of the original Form 10-Q report and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the correction described above.

Index
PART I  FINANCIAL INFORMATION
Item 1.	Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	March 28 2014	March 29 2013	March 28 2014	March 29 2013
Net sales	$124,273	$132,100	$203,373	$219,374
Cost of sales	75,427	78,016	124,598	131,476
Gross profit	48,846	54,084	78,775	87,898
Operating expenses:
Marketing and selling	23,938	25,876	42,910	45,094
Administrative management, finance and information systems	9,513	11,500	19,531	20,945
Research and development	3,849	4,070	7,696	7,695
Total operating expenses	37,300	41,446	70,137	73,734
Operating profit	11,546	12,638	8,638	14,164
Interest income	(5)	(32)	(36)	(53)
Interest expense	313	485	515	924
Other expense (income), net	24	(878)	(135)	(380)
Income before income taxes	11,214	13,063	8,294	13,673
Income tax expense	3,810	4,126	3,083	4,489
Net income	$7,404	$8,937	$5,211	$9,184

Weighted average common shares - Basic:
Class A	8,431	8,328	8,397	8,274
Class B	1,212	1,214	1,212	1,214
Dilutive stock options and restricted stock units	6	4	2	3
Weighted average common shares - Dilutive	9,649	9,546	9,611	9,491
Net income per common share - Basic:
Class A	$0.75	$0.91	$0.53	$0.94
Class B	$0.68	$0.83	$0.48	$0.85
Net income per common share - Diluted:
Class A	$0.74	$0.90	$0.52	$0.93
Class B	$0.74	$0.90	$0.52	$0.93
Dividends declared per common share:
Class A	$0.08	$-	$0.23	$-
Class B	$0.07	$-	$0.20	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	March 28 2014	March 29 2013	March 28 2014	March 29 2013
Comprehensive income:
Net income	$7,404	$8,937	$5,211	$9,184
Other comprehensive income (loss):
Foreign currency translation gain (loss)	122	(3,345)	246	(2,473)
Change in pension plans, net of tax of $63, $0, $126 and $0, respectively	103	-	207	-
Amortization of unrealized loss on interest rate swap	-	-	-	138
Total other comprehensive income (loss)	225	(3,345)	453	(2,335)
Total comprehensive income	$7,629	$5,592	$5,664	$6,849

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	March 28 2014	September 27 2013	March 29 2013
ASSETS
Current assets:
Cash and cash equivalents	$48,653	$55,694	$40,392
Accounts receivable, net	98,484	44,104	109,176
Inventories	85,089	76,363	85,192
Deferred income taxes	8,798	7,869	6,773
Other current assets	6,384	4,542	6,491
Total current assets	247,408	188,572	248,024
Property, plant and equipment, net of accumulated depreciation of $105,758, $103,314 and $102,165, respectively	45,198	43,394	38,480
Deferred income taxes	7,679	8,039	15,495
Goodwill	21,137	21,053	20,907
Other intangible assets, net	14,748	15,068	14,325
Other assets	12,359	12,224	11,274
Total assets	$348,529	$288,350	$348,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$150	$-	$52,000
Current maturities of long-term debt	418	539	542
Accounts payable	40,689	26,466	41,857
Accrued liabilities:
Salaries, wages and benefits	10,413	17,702	11,475
Accrued warranty	4,614	5,214	5,280
Income taxes payable	4,215	1,300	4,168
Other	16,236	12,151	17,211
Total current liabilities	76,735	63,372	132,533
Long-term debt, less current maturities	49,627	7,794	8,057
Deferred income taxes	1,125	1,114	4,831
Retirement benefits	6,110	6,346	11,785
Other liabilities	13,558	12,056	10,934
Total liabilities	147,155	90,682	168,140
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	438	438	437
March 28, 2014: 8,752,137 September 27, 2013: 8,724,984 March 29, 2013: 8,714,178
Class B shares issued and outstanding:	61	61	61
March 28, 2014: 1,212,382 September 27, 2013: 1,212,420 March 29, 2013: 1,213,664
Capital in excess of par value	66,223	66,374	64,817
Retained earnings	115,141	112,144	102,001
Accumulated other comprehensive income	19,819	19,366	13,782
Treasury stock at cost, shares of Class A common stock: 12,523, 34,766 and 35,680, respectively	(308)	(715)	(733)
Total shareholders' equity	201,374	197,668	180,365
Total liabilities and shareholders' equity	$348,529	$288,350	$348,505

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended March 28, 2014 and March 29, 2013 were as follows:

	Three Months Ended		Six Months Ended
	March 28 2014	March 29 2013	March 28 2014	March 29 2013
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	250	240	499	499
Less estimated return on plan assets	244	253	488	489
Amortization of unrecognized losses	166	249	333	333
	$172	$236	$344	$343

6	INCOME TAXES

For the three and six months ended March 28, 2014 and March 29, 2013, the Company’s earnings before tax, tax expense and effective income tax rate attributable to earnings before income taxes was as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	March 28 2014	March 29 2013	March 28 2014	March 29 2013
Income before income taxes	$11,214	$13,063	$8,294	$13,673
Income tax expense	$3,810	$4,126	$3,083	$4,489
Effective income tax rate	34.0%	31.6%	37.2%	32.8%

Index
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

March 28 2014	March 29 2013
Japan	Japan
France	France
Indonesia	Indonesia
Italy	Italy
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
United Kingdom	United Kingdom

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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing an income tax examination in Italy.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2011-2013
Canada	2009-2013
France	2009-2013
Germany	2009-2013
Italy	2009-2013
Japan	2012-2013
Switzerland	2003-2013

Index
JOHNSON OUTDOORS INC.

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	March 28 2014	September 27 2013	March 29 2013
Raw materials	$32,635	$27,935	$29,604
Work in process	441	198	654
Finished goods	52,013	48,230	54,934
	$85,089	$76,363	$85,192

8	GOODWILL

The changes in goodwill during the six months ended March 28, 2014 and March 29, 2013 were as follows:

	March 28 2014	March 29 2013
Balance at beginning of period	$21,053	$14,466
Jetboil® acquisition	-	6,475
Amount attributable to movements in foreign currency rates	84	(34)
Balance at end of period	$21,137	$20,907

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

Index
JOHNSON OUTDOORS INC.

The $15,420 of consideration paid in this acquisition was funded with existing cash and credit facilities. Approximately $3,200 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Sellers in connection with the inaccuracy of certain representations and warranties made by Sellers or related to the breach or nonperformance of certain other actions or conditions related to the acquisition, for a period of `15 months from the acquisition date.  On February 14, 2014, within the 15 month timeframe, the Company filed an indemnity claim against the Sellers which claim is currently pending.  With respect to this currently pending claim, the Company cannot estimate the amount of potential recovery, if any, at this time.  If the Company is not successful in its claim, the remaining escrow balance, net of any recovery amounts, will be released to the Sellers.

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

The fair value assigned to finite lived intangible assets was as follows:

Description	Amount	Useful Life (yrs)
Patents	$240	7
Noncontractual customer relationships	3,700	15
Non-compete agreements	1,060	4

Index
JOHNSON OUTDOORS INC.

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

Index
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

Index
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

Index
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

	Three Months Ended		Six Months Ended
Loss reclassified from AOCI into:	March 28 2014	March 29 2013	March 28 2014	March 29 2013
Interest expense	$-	$-	$-	$138

Index
JOHNSON OUTDOORS INC.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 28, 2014 and March 29, 2013 was:

		Three Months Ended
Derivatives not designated as hedging instruments	Location of loss (gain) recognized in statement of operations	March 28 2014	March 29 2013
Foreign exchange forward contracts	Other expense (income), net	$-	$191

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the six months ended March 28, 2014 and March 29, 2013 was:

		Six Months Ended
Derivatives not designated as hedging instruments	Location of loss (gain) recognized in statement of operations	March 28 2014	March 29 2013
Foreign exchange forward contracts	Other expense (income), net	$-	$69

15	FAIR VALUE MEASUREMENTS

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

Index
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

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 28, 2014 and March 29, 2013 was:

		Three Months Ended
	Location of (income) loss recognized in Statement of Operations	March 28 2014	March 29 2013
Rabbi trust assets	Other expense (income), net	$(116)	$(567)
Foreign currency forward contracts	Other expense (income), net	-	191

Index
JOHNSON OUTDOORS INC.

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the six months ended March 28, 2014 and March 29, 2013 was:

		Six Months Ended
	Location of (income) loss recognized in Statement of Operations	March 28 2014	March 29 2013
Rabbi trust assets	Other expense (income), net	$(508)	$(438)
Foreign currency forward contracts	Other expense (income), net	-	69

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

Index
JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	March 28 2014	March 29 2013	March 28 2014	March 29 2013	September 27 2013
Net sales:
Marine Electronics:
Unaffiliated customers	$81,810	$87,692	$129,983	$141,324
Interunit transfers	60	86	72	105
Outdoor Equipment:
Unaffiliated customers	10,964	10,077	19,342	18,510
Interunit transfers	10	19	15	26
Watercraft:
Unaffiliated customers	13,202	13,742	18,627	20,549
Interunit transfers	26	12	50	19
Diving
Unaffiliated customers	18,192	20,473	35,250	38,820
Interunit transfers	249	342	515	478
Other / Corporate	105	116	171	171
Eliminations	(345)	(459)	(652)	(628)
Total	$124,273	$132,100	$203,373	$219,374
Operating profit (loss):
Marine Electronics	$13,748	$15,594	$16,080	$20,340
Outdoor Equipment	573	(268)	385	(44)
Watercraft	(395)	(542)	(2,031)	(2,224)
Diving	605	1,379	754	2,081
Other / Corporate	(2,985)	(3,525)	(6,550)	(5,989)
	$11,546	$12,638	$8,638	$14,164
Total assets (end of period):
Marine Electronics			$158,189	$163,461	$111,459
Outdoor Equipment			43,363	41,595	43,630
Watercraft			33,381	41,892	27,810
Diving			78,548	71,402	70,810
Other / Corporate			35,048	30,155	34,641
			$348,529	$348,505	$288,350

1
18	ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI by component, net of tax, for the three months ended March 28, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized loss on defined benefit pension plans	Accumulated Other Comprehensive Income (Loss)
BALANCE AT DECEMBER 27, 2013	$23,913	$(4,319)	$19,594
Other comprehensive income before reclassifications	122	-	122
Amounts reclassified from accumulated other comprehensive income	-	166	166
Tax effects	-	(63)	(63)
BALANCE AT MARCH 28, 2014	$24,035	$(4,216)	$19,819

Index
JOHNSON OUTDOORS INC.

The changes in AOCI by component, net of tax, for the six months ended March 28, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized loss on defined benefit pension plans	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 27, 2013	$23,789	$(4,423)	$19,366
Other comprehensive income before reclassifications	246	-	246
Amounts reclassified from accumulated other comprehensive income	-	333	333
Tax effects	-	(126)	(126)
BALANCE AT MARCH 28, 2014	$24,035	$(4,216)	$19,819

The reclassifications out of AOCI for the three month period ended March 28, 2014 were as follows:

(thousands)		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$166	Cost of sales / Operating expense
Tax effects	(63)	Income tax expense
Total reclassifications for the period	$103

The reclassifications out of AOCI for the six month period ended March 28, 2014 were as follows:

(thousands)		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$333	Cost of sales / Operating expense
Tax effects	(126)	Income tax expense
Total reclassifications for the period	$207

Index
JOHNSON OUTDOORS INC.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Index
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

Index
JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	March 28 2014	March 29 2013	March 28 2014	March 29 2013
Net sales:
Marine Electronics	$81,870	$87,778	$130,055	$141,429
Outdoor Equipment	10,974	10,096	19,357	18,536
Watercraft	13,228	13,754	18,677	20,568
Diving	18,441	20,815	35,765	39,298
Other / Eliminations	(240)	(343)	(481)	(457)
Total	$124,273	$132,100	$203,373	$219,374
Operating profit (loss):
Marine Electronics	$13,748	$15,594	$16,080	$20,340
Outdoor Equipment	573	(268)	385	(44)
Watercraft	(395)	(542)	(2,031)	(2,224)
Diving	605	1,379	754	2,081
Other / Eliminations	(2,985)	(3,525)	(6,550)	(5,989)
Total	$11,546	$12,638	$8,638	$14,164

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

Index
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

Index
JOHNSON OUTDOORS INC.

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

Net Income

Net income for the three months ended March 28, 2014 was $7,404, or $0.74 per diluted common class A and B share, compared to net income of $8,937, or $0.90 per diluted common class A and B share, for the corresponding period of the prior year.

Net income for the six months ended March 28, 2014 was $5,211 or $0.52 per diluted common class A and B share, compared to net income of $9,184, or $0.93 per diluted common class A and B share, for the corresponding period of the prior year.

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

Index
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

Index
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

Index
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

Index
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

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$502

Item 4.	Controls and Procedures

Original Evaluation of Disclosure Controls and Procedures

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

Index
JOHNSON OUTDOORS INC.

Consideration of Amendment

In light of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2014, the Company’s Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures as of March 28, 2014, including whether the error identified was the result of a material weakness in our internal control over financial reporting.  As part of this assessment, we reconsidered whether our existing disclosure controls and procedures are expected to provide us with a reasonable level of assurance in meeting their stated objective.  Based on this assessment, our Chief Executive Officer and Chief Financial Officer have again concluded that our disclosure controls and procedures were effective as of March 28, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
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
Signatures Dated: May 18, 2015
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer (Principal Executive Officer)

David W. Johnson
David W. Johnson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index
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