Form 10-Q/A
period 2014-06-27
JOHNSON OUTDOORS INC
filed 2015-05-18
CIK 788329

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

JOHNSON OUTDOORS INC.

Index
EXPLANATORY NOTE

Johnson Outdoors Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2014, as filed with the Securities and Exchange Commission on August 6, 2014, to correct its calculation of the diluted earnings per share for the quarter ended and the year to date period ended June 27, 2014 reported in the Condensed Consolidated Statements of Operations (Unaudited) and in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.  As a result of an error in calculating the diluted earnings per share information, Johnson Outdoors Inc. understated its diluted net income per common share of the Class A and Class B common stock for each of the three and nine months ended June 27, 2014 by approximately $0.07 per share and $0.28 per share, respectively.  After these corrections, our diluted net income per common share of our Class A and Class B common stock for each of the three and nine months ended June 27, 2014 equaled $0.47 and $0.98, respectively.

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

Index
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	June 27 2014	June 28 2013	June 27 2014	June 28 2013
Net sales	$137,133	$129,772	$340,506	$349,146
Cost of sales	81,314	75,435	205,912	206,911
Gross profit	55,819	54,337	134,594	142,235
Operating expenses:
Marketing and selling	25,535	25,215	68,445	70,309
Administrative management, finance and information systems	8,217	8,999	27,748	29,944
Goodwill and other intangible assets impairment	8,475	-	8,475	-
Research and development	4,260	3,990	11,956	11,685
Total operating expenses	46,487	38,204	116,624	111,938
Operating profit	9,332	16,133	17,970	30,297
Interest income	(17)	(14)	(53)	(67)
Interest expense	196	186	711	1,110
Other (income) expense, net	(952)	451	(1,087)	71
Income before income taxes	10,105	15,510	18,399	29,183
Income tax expense	5,407	1,856	8,490	6,345
Net income	$4,698	$13,654	$9,909	$22,838

Weighted average common shares - Basic:
Class A	8,438	8,331	8,410	8,293
Class B	1,212	1,213	1,212	1,213
Participating securities	-	-	-	-
Dilutive stock options and restricted stock units	5	5	3	5
Weighted average common shares - Dilutive	9,655	9,549	9,625	9,511
Net income per common share - Basic:
Class A	$0.48	$1.39	$1.01	$2.34
Class B	$0.43	$1.26	$0.91	$2.11
Net income per common share - Diluted:
Class A	$0.47	$1.37	$0.98	$2.30
Class B	$0.47	$1.37	$0.98	$2.30
Dividends declared per common share:
Class A	$0.08	$-	$0.30	$-
Class B	$0.07	$-	$0.27	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	June 27 2014	June 28 2013	June 27 2014	June 28 2013
Comprehensive income:
Net income	$4,698	$13,654	$9,909	$22,838
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,614	13	1,860	(2,460)
Change in pension plans, net of tax of $63, $0, $189 and $0, respectively	103	-	310	-
Amortization of unrealized loss on interest rate swap	-	-	-	138
Total other comprehensive income (loss)	1,717	13	2,170	(2,322)
Total comprehensive income	$6,415	$13,667	$12,079	$20,516

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	June 27 2014	September 27 2013	June 28 2013
ASSETS
Current assets:
Cash and cash equivalents	$52,139	$55,694	$41,678
Accounts receivable, net	80,036	44,104	75,894
Inventories	71,496	76,363	75,210
Deferred income taxes	7,074	7,869	5,005
Other current assets	5,245	4,542	5,732
Total current assets	215,990	188,572	203,519
Property, plant and equipment, net of accumulated depreciation of $108,075, $103,314 and $103,253, respectively	45,838	43,394	41,021
Deferred income taxes	6,599	8,039	15,586
Goodwill	14,697	21,053	20,938
Other intangible assets, net	12,579	15,068	14,216
Other assets	13,028	12,224	11,409
Total assets	$308,731	$288,350	$306,689
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-	$8,998
Current maturities of long-term debt	365	539	549
Accounts payable	34,561	26,466	28,831
Accrued liabilities:
Salaries, wages and benefits	11,652	17,702	13,804
Accrued warranty	4,491	5,214	5,167
Income taxes payable	4,527	1,300	2,521
Other	16,761	12,151	16,863
Total current liabilities	72,357	63,372	76,733
Long-term debt, less current maturities	7,551	7,794	7,917
Deferred income taxes	1,192	1,114	4,891
Retirement benefits	5,601	6,346	11,339
Other liabilities	14,258	12,056	11,165
Total liabilities	100,959	90,682	112,045
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	439	438	438
June 27, 2014: 8,769,426
September 27, 2013: 8,724,984
June 28, 2013: 8,724,070
Class B shares issued and outstanding:	61	61	61
June 27, 2014: 1,212,382
September 27, 2013: 1,212,420
June 28, 2013: 1,213,334
Capital in excess of par value	66,945	66,374	65,428
Retained earnings	119,099	112,144	115,655
Accumulated other comprehensive income	21,536	19,366	13,795
Treasury stock at cost, shares of Class A common stock: 11,203, 34,766 and 35,680, respectively	(308)	(715)	(733)
Total shareholders' equity	207,772	197,668	194,644
Total liabilities and shareholders' equity	$308,731	$288,350	$306,689

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

Index
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

Index
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

Index
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

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended June 27, 2014 and June 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	June 27 2014	June 28 2013	June 27 2014	June 28 2013
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	309	249	808	748
Less estimated return on plan assets	335	244	823	733
Amortization of unrecognized losses	(77)	167	256	500
	$(103)	$172	$241	$515

6	INCOME TAXES

For the three and nine months ended June 27, 2014 and June 28, 2013, the Company’s earnings before tax, tax expense and effective income tax rate attributable to earnings before income taxes was as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	June 27 2014	June 28 2013	June 27 2014	June 28 2013
Income before income taxes	$10,105	$15,510	$18,399	$29,183
Income tax expense	$5,407	$1,856	$8,490	$6,345
Effective income tax rate	53.5%	12.0%	46.1%	21.7%

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

June 27 2014	June 28 2013
Japan	Japan
France	France
Indonesia	Indonesia
Italy	Italy
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
United Kingdom	United Kingdom

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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy and Germany.  The following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2011-2013
Canada	2009-2013
France	2009-2013
Germany	2009-2013
Italy	2009-2013
Japan	2012-2013
Switzerland	2003-2013

Index
JOHNSON OUTDOORS INC.

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	June 27 2014	September 27 2013	June 28 2013
Raw materials	$25,744	$27,935	$26,230
Work in process	256	198	507
Finished goods	45,496	48,230	48,473
	$71,496	$76,363	$75,210

8	GOODWILL

The changes in goodwill during the nine months ended June 27, 2014 and June 28, 2013 were as follows:

	June 27 2014	June 28 2013
Balance at beginning of period	$21,053	$14,466
Jetboil® acquisition	-	6,475
Impairment	(6,475)	-
Amount attributable to movements in foreign currency rates	119	(3)
Balance at end of period	$14,697	$20,938

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

Index
JOHNSON OUTDOORS INC.

The $15,420 of consideration paid in this acquisition was funded with existing cash and credit facilities. Approximately $3,200 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Sellers in connection with the inaccuracy of certain representations and warranties made by Sellers or related to the breach or nonperformance of certain other actions or conditions related to the acquisition, for a period of 15 months from the acquisition date.  On February 14, 2014, within the 15 month timeframe, the Company filed an indemnity claim against the Sellers which has since been resolved by the parties.  There are no further pending claims related to this acquisition.  As a result of the resolution of the foregoing claim, the Company received a distribution of  $1,600 from the escrow during the quarter ended June 27, 2014, which was recorded as a favorable adjustment in “Administrative management, finance and information systems” in the accompanying Condensed Consolidated Statement of Operations in the Outdoor Equipment segment.    The remaining escrow balance was released to the Sellers during the Company’s fiscal third quarter.

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

Index
JOHNSON OUTDOORS INC.

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

Based on these same indicators of potential impairment, the Company also performed an impairment analysis on the goodwill related to the Outdoor Equipment-Consumer reporting unit using the income approach.  As of the measurement date of June 27, 2014, the carrying value of the reporting unit exceeded its indicated fair value.  As a result, the Company proceeded to Step 2 of the impairment test to estimate the impairment loss.    The measurement of the impairment loss of $6,475 is currently an estimate and has not been finalized because the valuation of unrecognized intangible assets to help determine the implied fair value of goodwill is in process.  The Company also evaluated long-lived assets and identified no impairment.

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

Index
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

	Three Months Ended		Nine Months Ended
Loss reclassified from AOCI into:	June 27 2014	June 28 2013	June 27 2014	June 28 2013
Interest expense	$-	$-	$-	$138

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

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the nine months ended June 27, 2014 and June 28, 2013 was:

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

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended June 27, 2014 and June 28, 2013 was:

		Three Months Ended
		June 27	June 28
	Location of (income) loss recognized in Statement of Operations	2014	2013
Rabbi trust assets	Other expense (income), net	$(490)	$(1)
Foreign currency forward contracts	Other expense (income), net	-	(10)

Index
JOHNSON OUTDOORS INC.

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements  of Operations for the nine months ended June 27, 2014 and June 28, 2013 was:

		Nine Months Ended
		June 27	June 28
	Location of (income) loss recognized in Statement of Operations	2014	2013
Rabbi trust assets	Other expense (income), net	$(998)	$(439)
Foreign currency forward contracts	Other expense (income), net	-	59

During the 2014 third fiscal quarter, the Company recorded impairment on a tradename held by the Outdoor Equipment-Consumer reporting unit, reducing its fair value to $3,400.  The fair value of the tradename was determined using a relief from royalty method under the income approach which uses projected revenue allocable to the tradename and a royalty rate at which it is assumed a market participant would be willing to incur as its cost in order to manufacture a branded product.  During the same quarter, the Company proceeded to Step 2 of the goodwill impairment test to estimate the impairment loss on goodwill held by the Outdoor Equipment-Consumer reporting unit using a discounted cash flow analysis to estimate reporting unit fair value.  As a result, the Company recorded estimated impairment on goodwill of $6,475, reducing its fair value to $0.   The measurement of the impairment loss is currently an estimate and has not been finalized because the valuation of unrecognized intangible assets of the reporting unit to help determine the implied fair value of goodwill is in process.  See further discussion of the impairment analyses at “Note 10 – Acquisition.”

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

Index
JOHNSON OUTDOORS INC.

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

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	June 27 2014	June 28 2013	June 27 2014	June 28 2013	September 27 2013
Net sales:
Marine Electronics:
Unaffiliated customers	$79,904	$73,445	$209,887	$214,769
Interunit transfers	105	127	177	232
Outdoor Equipment:
Unaffiliated customers	15,729	14,802	35,071	33,312
Interunit transfers	21	20	36	46
Watercraft:
Unaffiliated customers	19,658	18,986	38,285	39,535
Interunit transfers	67	68	117	87
Diving
Unaffiliated customers	21,599	22,304	56,849	61,124
Interunit transfers	207	271	722	749
Other / Corporate	243	235	414	406
Eliminations	(400)	(486)	(1,052)	(1,114)
Total	$137,133	$129,772	$340,506	$349,146
Operating profit (loss):
Marine Electronics	$14,196	$13,188	$30,276	$33,528
Outdoor Equipment	(4,946)	2,061	(4,561)	2,017
Watercraft	2,002	1,314	(29)	(910)
Diving	1,561	1,901	2,315	3,982
Other / Corporate	(3,481)	(2,331)	(10,031)	(8,320)
	$9,332	$16,133	$17,970	$30,297
Total assets (end of period):
Marine Electronics			$129,037	$125,868	$111,459
Outdoor Equipment			35,650	41,758	43,630
Watercraft			32,981	39,770	27,810
Diving			80,026	73,483	70,810
Other / Corporate			31,037	25,810	34,641
			$308,731	$306,689	$288,350

Index
JOHNSON OUTDOORS INC.

18	ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI by component, net of tax, for the three months ended June 27, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 28, 2014	$24,035	$(4,216)	$19,819
Other comprehensive income before reclassifications	1,614	-	1,614
Amounts reclassified from accumulated other comprehensive income	-	166	166
Tax effects	-	(63)	(63)
Balance at June 27, 2014	$25,649	$(4,113)	$21,536

The changes in AOCI by component, net of tax, for the nine months ended June 27, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2013	$23,789	$(4,423)	$19,366
Other comprehensive income before reclassifications	1,860	-	1,860
Amounts reclassified from accumulated other comprehensive income	-	499	499
Tax effects	-	(189)	(189)
Balance at June 27, 2014	$25,649	$(4,113)	$21,536

Index
JOHNSON OUTDOORS INC.

The reclassifications out of AOCI for the three month period ended June 27, 2014 were as follows:

(thousands)		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$166	Cost of sales / Operating expense
Tax effects	(63)	Income tax expense
Total reclassifications for the period	$103

The reclassifications out of AOCI for the nine month period ended June 27, 2014 were as follows:

(thousands)		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$499	Cost of sales / Operating expense
Tax effects	(189)	Income tax expense
Total reclassifications for the period	$310

Index
JOHNSON OUTDOORS INC.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Index
JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	June 27 2014	June 28 2013	June 27 2014	June 28 2013
Net sales:
Marine Electronics	$80,009	$73,572	$210,064	$215,001
Outdoor Equipment	15,750	14,822	35,107	33,358
Watercraft	19,725	19,054	38,402	39,622
Diving	21,806	22,575	57,571	61,873
Other / Eliminations	(157)	(251)	(638)	(708)
Total	$137,133	$129,772	$340,506	$349,146
Operating profit (loss):
Marine Electronics	$14,196	$13,188	$30,276	$33,528
Outdoor Equipment	(4,946)	2,061	(4,561)	2,017
Watercraft	2,002	1,314	(29)	(910)
Diving	1,561	1,901	2,315	3,982
Other / Eliminations	(3,481)	(2,331)	(10,031)	(8,320)
Total	$9,332	$16,133	$17,970	$30,297

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

NetSales

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

Index
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

Index
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

Net Income

Net income for the three months ended June 27, 2014 was $10,105, or $0.47 per diluted common class A and B share, compared to net income of $13,654, or $1.37 per diluted common class A and B share, for the corresponding period of the prior year.

Net income for the nine months ended June 27, 2014 was $9,909 or $0.98 per diluted common class A and B share, compared to net income of $22,838, or $2.30 per diluted common class A and B share, for the corresponding period of the prior year.

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

Amortization of deferred financing costs, depreciation and other amortization charges were $7,887 for the nine month period ended June 27, 2014 compared to $7,482 for the corresponding period of the prior year.  Impairment charges in the nine month period ended June 27, 2014 totaled $8,475.  There were no impairment charges in the prior year nine month period.

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

Index
JOHNSON OUTDOORS INC.

Financing Activities

Cash flows used for financing activities totaled $3,113 for the nine months ended June 27, 2014 compared to cash flows provided by financing activities of $7,848 for the nine month period ended June 28, 2013. The Company made principal payments on senior notes and other long-term debt of $416 during the nine month period ended June 27, 2014  For the nine month period ended June 28, 2013, the Company made principal payments on senior notes and other long-term debt of $393.

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

Index
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

Index
JOHNSON OUTDOORS INC.

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

Consideration of Amendment

In light of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2014, the Company’s Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of the Company’s disclosure controls and procedures as of June 27, 2014, including whether the error identified was the result of a material weakness in our internal control over financial reporting.  As part of this assessment, we reconsidered whether our existing disclosure controls and procedures are expected to provide us with a reasonable level of assurance in meeting their stated objective.  Based on this assessment, our Chief Executive Officer and Chief Financial Officer have again concluded that our disclosure controls and procedures were effective as of June 27, 2014.

Changes in Internal Control Over Financial ReportingThere were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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