Form 10-Q
period 2015-04-03
JOHNSON OUTDOORS INC
filed 2015-05-18
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

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

As of May 1, 2015, 8,792,341 shares of Class A and 1,212,382 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	April 3	March 28	April 3	March 28
(thousands, except per share data)	2015	2014	2015	2014
Net sales	$133,111	$124,273	$203,933	$203,373
Cost of sales	81,175	75,427	124,663	124,598
Gross profit	51,936	48,846	79,270	78,775
Operating expenses:
Marketing and selling	27,645	23,938	46,144	42,910
Administrative management, finance and information systems	12,404	9,513	24,315	19,531
Research and development	4,264	3,849	8,519	7,696
Total operating expenses	44,313	37,300	78,978	70,137
Operating profit	7,623	11,546	292	8,638
Interest income	(8)	(5)	(30)	(36)
Interest expense	316	313	503	515
Other expense (income), net	495	24	(77)	(135)
Profit (loss) before income taxes	6,820	11,214	(104)	8,294
Income tax expense	3,174	3,810	444	3,083
Net income (loss)	$3,646	$7,404	$(548)	$5,211

Weighted average common shares - Basic:
Class A	8,513	8,431	8,491	8,397
Class B	1,212	1,212	1,212	1,212
Participating securities	-	-	-	-
Dilutive stock options and restricted stock units	-	6	-	2
Weighted average common shares - Dilutive	9,725	9,649	9,703	9,611
Net income (loss) per common share - Basic:
Class A	$0.37	$0.75	$(0.06)	$0.53
Class B	$0.34	$0.68	$(0.06)	$0.48
Net income (loss) per common share - Diluted:
Class A	$0.36	$0.74	$(0.06)	$0.52
Class B	$0.36	$0.74	$(0.06)	$0.52
Dividends declared per common share:
Class A	$0.08	$0.08	$0.15	$0.23
Class B	$0.07	$0.07	$0.14	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	April 3	March 28	April 3	March 28
(thousands, except per share data)	2015	2014	2015	2014
Comprehensive (loss) income:
Net income (loss)	$3,646	$7,404	$(548)	$5,211
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(5,192)	122	(8,746)	246
Change in pension plans, net of tax of $98, $63, $98 and $126, respectively	(13)	103	72	207
Total other comprehensive (loss) income	(5,205)	225	(8,674)	453
Total comprehensive (loss) income	$(1,559)	$7,629	$(9,222)	$5,664

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 3	October 3	March 28
(thousands, except share data)	2015	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$48,906	$70,793	$48,653
Accounts receivable, net	110,817	44,452	98,484
Inventories	79,752	66,341	85,089
Deferred income taxes	8,613	8,360	8,798
Other current assets	5,764	7,604	6,384
Total current assets	253,852	197,550	247,408
Property, plant and equipment, net of accumulated
depreciation of $111,439, $108,668 and $105,758, respectively	44,741	46,100	45,198
Deferred income taxes	4,195	5,353	7,679
Goodwill	14,309	14,416	21,137
Other intangible assets, net	12,088	12,518	14,748
Other assets	13,666	12,689	12,359
Total assets	$342,851	$288,626	$348,529
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-	$150
Current maturities of long-term debt	359	360	418
Accounts payable	40,923	27,896	40,689
Accrued liabilities:
Salaries, wages and benefits	11,872	14,780	10,413
Accrued warranty	4,219	4,078	4,614
Income taxes payable	1,203	833	4,215
Other	17,764	12,285	16,236
Total current liabilities	76,340	60,232	76,735
Long-term debt, less current maturities	55,333	7,431	49,627
Deferred income taxes	1,221	1,133	1,125
Retirement benefits	8,388	7,804	6,110
Other liabilities	13,526	13,568	13,558
Total liabilities	154,808	90,168	147,155
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	441	439	438
April 3, 2015: 8,792,341
October 3, 2014: 8,769,426
March 28, 2014: 8,752,137
Class B shares issued and outstanding:	61	61	61
April 3, 2015: 1,212,382
October 3, 2014: 1,212,382
March 28, 2014: 1,212,382
Capital in excess of par value	68,672	67,882	66,223
Retained earnings	115,541	117,573	115,141
Accumulated other comprehensive income	4,104	12,778	19,819
Treasury stock at cost, shares of Class A common
stock: 26,510, 11,203 and 12,523, respectively	(776)	(275)	(308)
Total shareholders' equity	188,043	198,458	201,374
Total liabilities and shareholders' equity	$342,851	$288,626	$348,529

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	April 3 2015	March 28 2014
CASH USED FOR OPERATING ACTIVITIES
Net (loss) income	$(548)	$5,211
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	5,243	4,755
Amortization of intangible assets	428	355
Amortization of deferred financing costs	61	34
Stock based compensation	967	826
Deferred income taxes	432	(591)
Change in operating assets and liabilities:
Accounts receivable, net	(67,982)	(54,751)
Inventories, net	(15,692)	(8,707)
Accounts payable and accrued liabilities	17,550	12,534
Other current assets	1,499	(1,817)
Other non-current assets	(61)	(1,333)
Other long-term liabilities	6	1,566
Other, net	255	(27)
	(57,842)	(41,945)
CASH USED FOR INVESTING ACTIVITIES
Capital expenditures	(4,163)	(6,704)
Proceeds from sales of property, plant and equipment	-	1,376
	(4,163)	(5,328)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	48,084	42,149
Principal payments on senior notes and other long-term debt	(183)	(288)
Deferred financing costs paid to lenders	-	(34)
Common stock transactions	(175)	68
Dividends paid	(1,483)	(1,475)
Purchases of treasury stock	(501)	(638)
	45,742	39,782
Effect of foreign currency rate changes on cash	(5,624)	450
Decrease in cash and cash equivalents	(21,887)	(7,041)
CASH AND CASH EQUIVALENTS
Beginning of period	70,793	55,694
End of period	$48,906	$48,653

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1        BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of April 3, 2015 and March 28, 2014, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2014 which was filed with the Securities and Exchange Commission on December 5, 2014.

Due to seasonal variations and other factors, the results of operations for the three and six months ended April 3, 2015 are not necessarily indicative of the results to be expected for the Company's full 2015 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2        ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,338, $2,665 and $3,072 as of the periods ended April 3, 2015, October 3, 2014 and March 28, 2014, respectively. The increase in net accounts receivable to $110,817 as of April 3, 2015 from $44,452 as of October 3, 2014 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

JOHNSON OUTDOORS INC.

For the six month period ended April 3, 2015, basic loss per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings on a year to date basis and basic loss per share for Class A and Class B shares has been presented using the two class method described above.  For the three month period ended April 3, 2015, basic income per share for Class A and Class B shares is calculated on the same basis as the year to date period because there were no cumulative undistributed earnings for the year to date period.

For the three month period ended April 3, 2015 and the three and six month periods ended March 28, 2014, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the six month period ended April 3, 2015, the effects of stock options and non-vested restricted stock units are excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 9,216 and 0 for the three and six month periods ended April 3, 2015 and March 28, 2014, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 278,659 and 319,632 for the three months ended April 3, 2015 and March 28, 2014, respectively, and 293,907 and 344,963 for the six months ended April 3, 2015 and March 28, 2014, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 10,088 and 0 for the three months ended April 3, 2015 and March 28, 2014, respectively, and 10,088 and 8,040 for the six months ended April 3, 2015 and March 28, 2014, respectively.

4        STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for equity incentive awards) there were 659,774 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at April 3, 2015.

JOHNSON OUTDOORS INC.

Stock Options

All Company stock options have been granted at a price not less than fair market value at the date of grant and all outstanding options are currently exercisable.  Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during either of the six month periods ended April 3, 2015 or March 28, 2014.

A summary of stock option activity for the six months ended April 3, 2015 related to the Company’s stock ownership plans is shown below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at October 3, 2014	9,216	$17.07
Exercised	-	-
Cancelled	-	-
Outstanding and exercisable at April 3, 2015	9,216	17.07	$162	0.3

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $34.66 as of April 3, 2015, which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $0 and $78 for the six month periods ending April 3, 2015 and March 28, 2014, respectively.  The fair value of the stock received upon exercise of such options at their date of exercise during the six month periods ended April 3, 2015 and March 28, 2014 was $0 and $96, respectively.

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

A summary of non-vested stock activity for the six months ended April 3, 2015 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 3, 2014	319,632	$17.10
Non-vested stock grants	38,222	30.05
Non-vested stock cancelled	-	-
Restricted stock vested	(79,195)	11.22
Non-vested stock at April 3, 2015	278,659	20.55

JOHNSON OUTDOORS INC.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 16,915 and 24,719 during the six month periods ended April 3, 2015 and March 28, 2014, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $436 and $391 for the three month periods ended April 3, 2015 and March 28, 2014, respectively, and $839 and $748 for the six month periods ended April 3, 2015 and March 28, 2014, respectively.  Unrecognized compensation cost related to non-vested stock as of April 3, 2015 was $2,418, which amount will be amortized to expense through November 2018 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended April 3, 2015 and March 28, 2014 was $2,346 and $2,961, respectively.

Restricted Stock Units

All restricted stock units awarded by the Company have been granted at their fair market value on the date of grant and vest within one year after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.  There were 10,088 restricted stock units unvested and outstanding as of April 3, 2015 with a weighted average grant date fair value of $31.23.  There were 8,040 restricted stock units unvested and outstanding as of March 28, 2014 with a weighted average grant date fair value of $21.77.

The Company issued 7,336 restricted stock units at a weighted average grant price of $33.40 for the three and six month periods ended April 3, 2015 and 8,040 restricted stock units at a weighted average grant price of $21.77 for the three and six month periods ended March 28, 2014.

Stock compensation expense, net of forfeitures, related to restricted stock units was $67 for the three months ended April 3, 2015 and $128 for the six month period ended April 3, 2015.  Stock compensation expense, net of forfeitures, related to restricted stock units was $40 for the three months ended March 28, 2014 and $78 for the six month period ended March 28, 2014.  Unrecognized compensation cost related to non-vested restricted stock units as of April 3, 2015 was $260, which amount will be amortized to expense through February 2016 or adjusted for changes in future estimated or actual forfeitures.

The Company recognized an income tax benefit on stock-based compensation expense of $191 and $164 for the three month periods ended April 3, 2015 and March 28, 2014, respectively, and $367 and $314 for the six month periods ended April 3, 2015 and March 28, 2014, respectively.  The Company recognized an income tax benefit on exercises of stock options and the vesting of non-vested restricted stock of $343 and $9 for the three month periods ended April 3, 2015 and March 28, 2014, respectively, and $861 and $9 for the six month periods ended April 3, 2015 and March 28, 2014, respectively.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

JOHNSON OUTDOORS INC.

The Company did not issue any shares under the Employees’ Stock Purchase Plan during any of the three or six month periods ended April 3, 2015 and March 28, 2014.

5        PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended April 3, 2015 and March 28, 2014 were as follows:

	Three Months Ended		Six Months Ended
	April 3	March 28	April 3	March 28
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	270	250	539	499
Less estimated return on plan assets	220	244	494	488
Amortization of unrecognized losses	86	166	171	333
	$136	$172	$216	$344

6        INCOME TAXES

For the three and six months ended April 3, 2015 and March 28, 2014 the Company’s earnings (loss) before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
	April 3	March 28	April 3	March 28
(thousands, except tax rate data)	2015	2014	2015	2014
Profit (loss) before income taxes	$6,820	$11,214	$(104)	$8,294
Income tax expense	3,174	3,810	444	3,083
Effective income tax rate	46.5%	34.0%	-426.9%	37.2%

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

The change in the Company’s effective tax rate for the three and six months ended April 3, 2015 versus the prior year periods was primarily due to variances in income for entities with a valuation allowance.  The rate was also unfavorably impacted by discrete tax items recorded during the current quarter primarily related to additional state expense.

JOHNSON OUTDOORS INC.

Variances in income or loss for entities that have a valuation allowance, primarily in non-U.S. tax jurisdictions, will drive fluctuations in the effective tax rate.  The impact of the Company’s operations in these foreign locations is removed from overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended April 3, 2015 and March 28, 2014 were:

April 3	March 28
2015	2014
Japan	Japan
France	France
Indonesia	Indonesia
Italy	Italy
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy and Germany.  As of the date of this report, the following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2011-2014
Canada	2010-2014
France	2010-2014
Germany	2009-2014
Italy	2009-2014
Japan	2012-2014
Switzerland	2004-2014

7        INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	April 3 2015	October 3 2014	March 28 2014
Raw materials	$34,655	$27,295	$32,635
Work in process	121	72	441
Finished goods	44,976	38,974	52,013
	$79,752	$66,341	$85,089

JOHNSON OUTDOORS INC.

8        GOODWILL

The changes in goodwill during the six months ended April 3, 2015 and March 28, 2014 were as follows:

	April 3 2015	March 28 2014
Balance at beginning of period	$14,416	$21,053
Amount attributable to movements in foreign currency rates	(107)	84
Balance at end of period	$14,309	$21,137

9        WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company's warranty activity for the six months ended April 3, 2015 and March 28, 2014.

	April 3 2015	March 28 2014
Balance at beginning of period	$4,078	$5,214
Expense accruals for warranties issued during the period	2,304	1,668
Less current period warranty claims paid	2,163	2,268
Balance at end of period	$4,219	$4,614

10      CONTINGENCIES

The Company is subject to various legal actions and proceedings in the normal course of business, including those related to commercial disputes, product liability, intellectual property and regulatory matters. The Company is insured against loss for certain of these matters. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome of any pending litigation will have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

11      INDEBTEDNESS

Debt was comprised of the following at April 3, 2015, October 3, 2014, and March 28, 2014:

	April 3 2015	October 3 2014	March 28 2014
Term loans	$7,608	$7,781	$7,965
Revolvers	48,084	-	42,000
Other	-	10	230
Total debt	55,692	7,791	50,195
Less current portion of long term debt	359	360	418
Less short term debt	-	-	150
Total long-term debt	$55,333	$7,431	$49,627

JOHNSON OUTDOORS INC.

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at April 3, 2015 and March 28, 2014.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at each of April 3, 2015 and March 28, 2014 was approximately 1.4%.

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

JOHNSON OUTDOORS INC.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of April 3, 2015 or March 28, 2014.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled $646 and $811 at April 3, 2015 and March 28, 2014, respectively.  The Company had no unsecured lines of credit as of April 3, 2015 or March 28, 2014.

Aggregate scheduled maturities of long-term debt as of April 3, 2015, for the remainder of fiscal 2015 and subsequent fiscal years, were as follows:

Fiscal Year
2015	$177
2016	368
2017	389
2018	48,495
2019	432
Thereafter	5,831
Total	$55,692

Balances carried on the Revolver not in excess of the seasonal borrowing limit may be repaid at the Company’s discretion at any time through the maturity date.  Accordingly, this balance has been classified as long term on our accompanying financial statements.

Interest paid for the three month periods ended April 3, 2015 and March 28, 2014 was $256 and $273, respectively.  Interest paid for the six month periods ended April 3, 2015 and March 28, 2014 was $412 and $411, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of April 3, 2015 and March 28, 2014 approximated its carrying value.

12      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 17% of the Company’s revenues for the six month period ended April 3, 2015 were denominated in currencies other than the U.S. dollar. Approximately 8% were denominated in euros, 6% were denominated in Canadian dollars and 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of April 3, 2015 and March 28, 2014, the Company held no foreign currency forward contracts.

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

The Company held no interest rate swap contracts during the six month periods ended April 3, 2015 and March 28, 2014 and as of April 3, 2015, the Company was unhedged with respect to interest rate risk on its floating rate debt.

13      FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at April 3, 2015, October 3, 2014 and March 28, 2014 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

JOHNSON OUTDOORS INC.

The following table summarizes the Company's financial assets measured at fair value as of April 3, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,893	$-	$-	$11,893

The following table summarizes the Company's financial assets measured at fair value as of October 3, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$10,933	$-	$-	$10,933

The following table summarizes the Company's financial assets measured at fair value as of March 28, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$10,322	$-	$-	$10,322

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended April 3, 2015 and March 28, 2014 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	April 3	March 28
	Operations	2015	2014
Rabbi trust assets	Other expense (income), net	$(331)	$(116)

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the six month periods ended April 3, 2015 and March 28, 2014 was:

	Location of (income) loss	Six Months Ended
	recognized in Statement of	April 3	March 28
	Operations	2015	2014
Rabbi trust assets	Other expense (income), net	$(449)	$(508)

There were no assets and liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the six month periods ended April 3, 2015 or March 28, 2014.

JOHNSON OUTDOORS INC.

14      NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance also requires retrospective application to all prior periods presented.  ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015. Management is currently assessing the impact the adoption of ASU 2015-03 will have, but does not anticipate a significant impact to the Company's financial position as a result of this change.

15      SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during either of the six month periods ended April 3, 2015 or March 28, 2014.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Six Months Ended
	April 3	March 28	April 3	March 28	October 3
	2015	2014	2015	2014	2014
Net sales:
Marine Electronics:
Unaffiliated customers	$89,226	$81,810	$132,755	$129,983
Interunit transfers	112	60	126	72
Outdoor Equipment:
Unaffiliated customers	12,149	10,964	18,522	19,342
Interunit transfers	8	10	17	15
Watercraft:
Unaffiliated customers	13,893	13,202	19,341	18,627
Interunit transfers	13	26	20	50
Diving
Unaffiliated customers	17,708	18,192	33,137	35,250
Interunit transfers	205	249	290	515
Other / Corporate	135	105	178	171
Eliminations	(338)	(345)	(453)	(652)
Total	$133,111	$124,273	$203,933	$203,373
Operating profit (loss):
Marine Electronics	$11,130	$13,748	$9,543	$16,080
Outdoor Equipment	1,070	573	725	385
Watercraft	-	(395)	(1,026)	(2,031)
Diving	(369)	605	(705)	754
Other / Corporate	(4,208)	(2,985)	(8,245)	(6,550)
	$7,623	$11,546	$292	$8,638
Total assets (end of period):
Marine Electronics			$170,510	$158,189	$111,411
Outdoor Equipment			35,053	43,363	32,033
Watercraft			32,255	33,381	20,367
Diving			63,830	78,548	64,933
Other / Corporate			41,203	35,048	59,882
			$342,851	$348,529	$288,626

16      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (AOCI) by component, net of tax, for the three months ended April 3, 2015 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 2, 2015	$14,870	$(5,561)	$9,309
Other comprehensive income before reclassifications	(5,192)	-	(5,192)
Amounts reclassified from accumulated other comprehensive income	-	85	85
Tax effects	-	(98)	(98)
Balance at April 3, 2015	$9,678	$(5,574)	$4,104

The changes in AOCI by component, net of tax, for the six months ended April 3, 2015 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 3, 2014	$18,424	$(5,646)	$12,778
Other comprehensive income before reclassifications	(8,746)	-	(8,746)
Amounts reclassified from accumulated other comprehensive income	-	170	170
Tax effects	-	(98)	(98)
Balance at April 3, 2015	$9,678	$(5,574)	$4,104

JOHNSON OUTDOORS INC.

The changes in AOCI by component, net of tax, for the three months ended March 28, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 27, 2013	$23,913	$(4,319)	$19,594
Other comprehensive income before reclassifications	122	-	122
Amounts reclassified from accumulated other comprehensive income	-	166	166
Tax effects	-	(63)	(63)
Balance at March 28, 2014	$24,035	$(4,216)	$19,819

The changes in AOCI by component, net of tax, for the six months ended March 28, 2014 were as follows:

(thousands)	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2013	$23,789	$(4,423)	$19,366
Other comprehensive income before reclassifications	246	-	246
Amounts reclassified from accumulated other comprehensive income	-	333	333
Tax effects	-	(126)	(126)
Balance at March 28, 2014	$24,035	$(4,216)	$19,819

The reclassifications out of AOCI for the three month period ended April 3, 2015 were as follows:

		Statement of Operations
(thousands)		Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$85	Cost of sales / Operating expense
Tax effects	(98)	Income tax expense
Total reclassifications for the period	$(13)

The reclassifications out of AOCI for the six months ended April 3, 2015 were as follows:

		Statement of Operations
(thousands)		Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$170	Cost of sales / Operating expense
Tax effects	(98)	Income tax expense
Total reclassifications for the period	$72

The reclassifications out of AOCI for the three months ended March 28, 2014 were as follows:

		Statement of Operations
(thousands)		Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$166	Cost of sales / Operating expense
Tax effects	(63)	Income tax expense
Total reclassifications for the period	$103

JOHNSON OUTDOORS, INC.

The reclassifications out of AOCI for the six months ended March 28, 2014 were as follows:

		Statement of Operations
(thousands)		Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$333	Cost of sales / Operating expense
Tax effects	(126)	Income tax expense
Total reclassifications for the period	$207

JOHNSON OUTDOORS, INC.

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the six month periods ended April 3, 2015 and March 28, 2014. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

  Forward Looking Statements
  Trademarks
  Overview
  Results of Operations
  Liquidity and Financial Condition
   Contractual Obligations and Off Balance Sheet Arrangements
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

Highlights

Net sales of $133,111 for the second quarter of fiscal 2015 increased by 7% from the same period in the prior year, despite a 2% unfavorable impact from foreign currency translation.  Higher expenses more than offset the impact of top line growth, however, and operating profit for the fiscal second quarter fell year over year.

Seasonality

The Company’s business is seasonal in nature. The second fiscal quarter falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2014		2013		2012
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	-17%	21%	6%	19%	-17%
March	29%	69%	31%	49%	31%	65%
June	32%	56%	30%	63%	31%	66%
September	20%	-8%	18%	-18%	19%	-14%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	April 3	March 28	April 3	March 28
	2015	2014	2015	2014
Net sales:
Marine Electronics	$89,338	$81,870	$132,881	$130,055
Outdoor Equipment	12,157	10,974	18,539	19,357
Watercraft	13,906	13,228	19,361	18,677
Diving	17,913	18,441	33,427	35,765
Other / Eliminations	(203)	(240)	(275)	(481)
Total	$133,111	$124,273	$203,933	$203,373
Operating profit (loss):
Marine Electronics	$11,130	$13,748	$9,543	$16,080
Outdoor Equipment	1,070	573	725	385
Watercraft	-	(395)	(1,026)	(2,031)
Diving	(369)	605	(705)	754
Other / Eliminations	(4,208)	(2,985)	(8,245)	(6,550)
Total	$7,623	$11,546	$292	$8,638

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended April 3, 2015 were $133,111, an increase of $8,838, or 7%, compared to $124,273 for the three months ended March 28, 2014.  Currency translation had a 2% unfavorable impact on net sales in the current year quarter compared to the prior year quarter.

Net sales for the three months ended April 3, 2015 for the Marine Electronics business were $89,338, up $7,468, or 9%, from $81,870 during the second fiscal quarter of the prior year driven largely by growth in the Minn Kota brand.

Net sales for the Outdoor Equipment business were $12,157 for the second quarter of the current fiscal year, an increase of $1,183, or 11%, from the prior year net sales during the same period of $10,974.  The increase was driven primarily by a shift in pacing of international orders and changes to timing of sales programs for consumer camping products.

Net sales for the second quarter of fiscal 2015 for the Watercraft business were $13,906 an increase of $678, or 5%, compared to $13,228 in the prior year period.  Favorable response to new products in the US more than offset anticipated declines in international sales due to last year’s global restructuring actions, which were designed to improve the long-term profitability of this business segment.

Diving net sales were $17,913 for the three months ended April 3, 2015 versus $18,441 for the three months ended March 28, 2014, a decrease of $528, or 3%.  Unfavorable foreign currency translation impacted Diving’s sales by approximately 10% versus the prior year’s second fiscal quarter.

Consolidated net sales for the six months ended April 3, 2015 were $203,933, an increase of $560 compared to $203,373 for the six months ended March 28, 2014.  Currency translation had a 2% unfavorable impact on net sales in the current year to date period compared to the first half of the prior fiscal year.

Net sales for the six months ended April 3, 2015 for the Marine Electronics business were $132,881, up $2,826, or 2%, from $130,055 during the first six months of the prior year.  Continued growth in Minn Kota® sales has more than offset declines in Humminbird® branded products resulting from non-repeating Black Friday promotions on these products which were run in the prior year first fiscal quarter, as well as competitive pricing actions.

Net sales for the Outdoor Equipment business were $18,539 for the current year to date period, a decrease of $818, or 4%, from net sales during the same period of the prior year of $19,357.  The decrease was driven primarily by a decline in government tent sales.

Net sales for the first six months of fiscal 2015 for the Watercraft business were $19,361, an increase of $684, or 4%, compared to $18,677 in the prior year period.  Growth in net sales in the US offset anticipated declines in international sales due to last year’s global restructuring actions, which were designed to improve the long-term profitability of this business segment.

Diving net sales were $33,427 for the six months ended April 3, 2015 versus $35,765 for the six months ended March 28, 2014, a decrease of $2,338, or 7%.  Unfavorable currency translation impacted Diving’s year to date net sales by approximately 8% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended April 3, 2015 was $81,175 compared to $75,427 for the three months ended March 28, 2014.  The increase was primarily driven by the increase in sales volume and the unfavorable impact of currency fluctuations on the Company’s cost of sales.

Cost of sales for the six months ended April 3, 2015 was $124,663, an increase of $65 from the same prior year period.

Gross Profit Margin

For the three months ended April 3, 2015, gross profit as a percentage of net sales was 39.0% compared to 39.3% in the period ended March 28, 2014.

Gross profit as a percentage of net sales increased from 38.7% in the prior year to 38.9% during the six months ended April 3, 2015.

Operating Expenses

Operating expenses were $44,313 for the three months ended April 3, 2015 compared to $37,300 for the three months ended March 28, 2014.  The increase of $7,013, or 19%, over the second quarter of the prior fiscal year was due largely to approximately $2,900 of legal expense incurred in the current year quarter in connection with litigation commenced by the Company against a competitor relating to infringement of its patented Side Imaging® sonar technology.  Other drivers of the increase over the prior year include increased sales volume related expenses, an increase in incentive compensation costs due to reversals of accruals in the prior year and higher warranty costs.

Operating expenses were $78,978 for the six months ended April 3, 2015 compared to $70,137 in the prior year six month period.  This $8,841 increase was driven primarily by approximately $5,400 of legal expense incurred in the current year to date period in connection with the patent infringement litigation noted for the quarter.  The year to date increase was also impacted by higher incentive compensation costs and higher advertising and promotional spending.

The Company estimates that it will incur less than $2,000 of additional litigation expense related to the patent infringement matter noted above during its 2015 fiscal third quarter.

Operating Profit

Operating profit on a consolidated basis for the three month period ended April 3, 2015 was $7,623 compared to an operating profit of $11,546 in the second quarter of the prior fiscal year.  Operating profit on a consolidated basis for the six months ended April 3, 2015 was $292 compared to an operating profit of $8,638 in the prior year period, a decrease of $8,346.  The legal expense incurred in the current year in connection with the litigation described above was the primary driver of the decline in operating profit year over year.

Interest

For the three months ended April 3, 2015, interest expense was $316 compared to $313 in the three months ended March 28, 2014.  For the six months ended April 3, 2015, interest expense totaled $503 compared to $515 for the six months ended March 28, 2014.

Interest income for each of the six month periods ended April 3, 2015 and March 28, 2014 was less than $100.

Other Expense (Income), net

Other expense (income), net was $495 for the three months ended April 3, 2015 compared to other expense of $24 in the prior year period.  For the three months ended April 3, 2015, foreign currency exchange losses were $837 compared to losses of $283 for the three months ended March 28, 2014.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $361 in the three month period ended April 3, 2015 compared to $141 in the three month period ended March 28, 2014.

Other expense (income), net for the six months ended April 3, 2015 was income of ($77) compared to income of ($135) for the six months ended March 28, 2014.  For the six months ended April 3, 2015, foreign currency exchange losses were $606 compared to losses of $604 for the six months ended March 28, 2014.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $677 in the six month period ended April 3, 2015 compared to $708 in the six month period ended March 28, 2014.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and six months ended April 3, 2015 was 46.5% and -426.9%, respectively, compared to 34.0% and 37.2%, respectively, in the corresponding periods of the prior year.

The increase in the Company’s effective tax rate for the three months ended April 3, 2015 versus the prior year period was primarily due to the impact of increased losses in foreign jurisdictions that carry valuation allowances which resulted in no recognition of a tax benefit related to those losses and additional state income tax expense.  The Company’s effective tax rate for the six months ended April 3, 2015 versus the prior year period is not meaningful due to the small amount of earnings before income taxes.

Net Income (Loss)

Net income for the three months ended April 3, 2015 was $3,646, or $0.36 per diluted common class A and B share compared to $7,404, or $0.74 per diluted common class A and B share, for the second quarter of the prior fiscal year.  The net loss for the six months ended April 3, 2015 was $548 or $(0.06) per diluted common class A and B share, compared to net income of $5,211, or $0.52 per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Debt, net of cash, was $6,786 as of April 3, 2015, compared to $1,542 as of March 28, 2014.  The Company's debt to total capitalization ratio was 23% as of April 3, 2015 compared to 20% as of March 28, 2014.  The Company’s total debt balance was $55,692 as of April 3, 2015 compared to $50,195 as of March 28, 2014.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $110,817 as of April 3, 2015, an increase of $12,333 compared to $98,484 as of March 28, 2014.  The increase from the prior year was due primarily to the increase in sales volume in the current year second fiscal quarter.

Inventories, net of inventory reserves, were $79,752 as of April 3, 2015, a decrease of $5,337 compared to $85,089 as of March 28, 2014.  The decrease in inventory was due in large part to foreign currency translation in the European Diving locations.

Accounts payable were $40,923 at April 3, 2015, compared to $40,689 as of March 28, 2014.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Six Months Ended
(thousands)	April 3 2015	March 28 2014
Cash provided by (used for):
Operating activities	$(57,842)	$(41,945)
Investing activities	(4,163)	(5,328)
Financing activities	45,742	39,782
Effect of foreign currency rate changes on cash	(5,624)	450
Decrease in cash and cash equivalents	$(21,887)	$(7,041)

Operating Activities

Cash used for operations totaled $57,842 for the six months ended April 3, 2015 compared with $41,945 during the corresponding period of the prior fiscal year.  This change was driven primarily by the change in working capital balances year over year.

Amortization of deferred financing costs, depreciation and other amortization charges were $5,732 for the six month period ended April 3, 2015 compared to $5,144 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities, which all consisted of cash usage for capital expenditures (net of any proceeds from sales of property, plant and equipment), totaled $4,163 for the six months ended April 3, 2015 and $5,328 for the corresponding period of the prior year.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2015 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows provided by financing activities totaled $45,742 for the six months ended April 3, 2015 compared to cash flows provided by financing activities of $39,782 for the six month period ended March 28, 2014. The Company made principal payments on term notes and other long-term debt of $183 during the six month period ended April 3, 2015.  For the six month period ended March 28, 2014, the Company made principal payments on term notes and other long-term debt of $288.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at April 3, 2015 and March 28, 2014.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 5% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

On September 16, 2013, the Company and certain of its subsidiaries entered into a credit facility with PNC Bank National Association and certain other lenders.  This credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.  Balances carried on the Revolving Credit Agreement of $60,000 or less may be repaid at the Company’s discretion at any time through the maturity date.   Accordingly, this balance has been classified as long term as of April 3, 2015 and March 28, 2014.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at each of April 3, 2015 and March 28, 2014 was approximately 1.4%.

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

As of April 3, 2015 the Company held approximately $48,038 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at April 3, 2015.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$55,692	$177	$757	$48,927	$5,831
Operating lease obligations	19,552	3,142	7,376	4,039	4,995
Open purchase orders	73,782	73,782	-	-	-
Contractually obligated interest payments	5,693	540	2,109	1,341	1,703
Total contractual obligations	$154,719	$77,641	$10,242	$54,307	$12,529

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were $646 and $811 at April 3, 2015 and March 28, 2014, respectively.

The Company anticipates making contributions of $383 to its defined benefit pension plans through the end of fiscal 2015.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended April 3, 2015.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  We do not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 17% of the Company’s revenues for the six month period ended April 3, 2015 were denominated in currencies other than the U.S. dollar. Approximately 8% were denominated in euros, approximately 6% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of April 3, 2015 and March 28, 2014, the Company held no foreign currency forward contracts.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at April 3, 2015:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$561

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

JOHNSON OUTDOORS INC.

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, we may be involved in various legal proceedings from time to time.  Except as noted below, we are not involved in any litigation involving amounts deemed to be material to the business or financial condition of the Company.

In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof (ITC Investigation No. 337-TA-926).

On July 18, 2014, the Company and Johnson Outdoors Marine Electronics, Inc. filed a complaint with the United States International Trade Commission (“ITC”), Investigation No. 337-TA-926, against Respondents Garmin International Inc., Garmin USA, Inc. and Garmin Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, to block the importation of one or more side scan imaging products that are believed to infringe U.S. Patents 7,652,952 (“the ‘952 patent”); 7,710,825 (“the ‘825 patent”); and 7,755,974 (“the ‘974 patent”).  Respondents have responded by asserting that the ‘952, ‘825, and ‘974 patents are not infringed, and are invalid and/or unenforceable.  On April 6-9, 2015, the ITC held an evidentiary hearing on all these issues.

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. v. Garmin International Inc. and Garmin USA, Inc. (Civil Action No.: 2:14-cv-683).

On July 17, 2014, the Company and Johnson Outdoors Marine Electronics, Inc. filed a parallel patent infringement lawsuit against Garmin in the United States District Court for the Middle District of Alabama, Northern Division, Civil Action No.: 2:14-cv-683.  The parties have recently agreed in principal to a stay of the District Court action pending a final resolution of the parallel ITC proceeding.

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

-

JOHNSON OUTDOORS INC.

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description
10.1
Johnson Outdoors Inc. Amended and Restated 2010 Long-Term Stock Incentive Plan (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (1) 101
Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

_____________________

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.