Form 10-Q
period 2015-07-03
JOHNSON OUTDOORS INC
filed 2015-08-11
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ X ]

As of July 31, 2015, 8,794,600 shares of Class A and 1,212,382 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

2

PART I    FINANCIAL INFORMATION
Item 1.                Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	July 3	June 27	July 3	June 27
(thousands, except per share data)	2015	2014	2015	2014

Net sales	$140,883	$137,133	$344,816	$340,506
Cost of sales	82,131	81,314	206,794	205,912

Gross profit	58,752	55,819	138,022	134,594

Operating expenses:
Marketing and selling	28,092	25,535	74,236	68,445
Administrative management, finance and information systems	10,325	8,217	34,640	27,748
Goodwill and other intangible assets impairment	-	8,475	-	8,475
Research and development	3,914	4,260	12,433	11,956

Total operating expenses	42,331	46,487	121,309	116,624

Operating profit	16,421	9,332	16,713	17,970
Interest income	(8)	(17)	(38)	(53)
Interest expense	213	196	716	711
Other expense (income), net	115	(952)	38	(1,087)

Profit before income taxes	16,101	10,105	15,997	18,399
Income tax expense	6,104	5,407	6,548	8,490

Net income	$9,997	$4,698	$9,449	$9,909

Weighted average common shares - Basic:
Class A	8,520	8,438	8,500	8,410
Class B	1,212	1,212	1,212	1,212
Participating securities	-	-	-	-
Dilutive stock options and restricted stock units	4	5	3	3

Weighted average common shares - Dilutive	9,736	9,655	9,715	9,625

Net income per common share - Basic:
Class A	$1.01	$0.48	$0.96	$1.01
Class B	$0.92	$0.43	$0.87	$0.91
Net income per common share - Diluted:
Class A	$1.00	$0.47	$0.95	$0.98
Class B	$1.00	$0.47	$0.95	$0.98

Dividends declared per common share:
Class A	$0.08	$0.08	$0.23	$0.30
Class B	$0.07	$0.07	$0.20	$0.27

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	July 3	June 27	July 3	June 27
(thousands, except per share data)	2015	2014	2015	2014

Comprehensive income (loss):
Net income	$9,997	$4,698	$9,449	$9,909

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,128	1,614	(7,618)	1,860
Change in pension plans, net of tax of $32, $63, $130 and $189, respectively	53	103	125	310
Total other comprehensive income (loss)	1,181	1,717	(7,493)	2,170

Total comprehensive income	$11,178	$6,415	$1,956	$12,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	July 3	October 3	June 27
(thousands, except share data)	2015	2014	2014

ASSETS
Current assets:
Cash and cash equivalents	$53,916	$70,793	$52,139
Accounts receivable, net	79,663	44,452	80,036
Inventories	78,318	66,341	71,496
Deferred income taxes	8,443	8,360	7,074
Other current assets	3,967	7,604	5,245
Total current assets	224,307	197,550	215,990
Property, plant and equipment, net of accumulated
depreciation of $114,362, $108,668 and $108,075, respectively	44,430	46,100	45,838
Deferred income taxes	9,110	5,353	6,599
Goodwill	14,362	14,416	14,697
Other intangible assets, net	11,876	12,518	12,579
Other assets	13,761	12,689	13,028
Total assets	$317,846	$288,626	$308,731
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-	$-
Current maturities of long-term debt	364	360	365
Accounts payable	38,844	27,896	34,561
Accrued liabilities:
Salaries, wages and benefits	14,700	14,780	11,652
Accrued warranty	4,567	4,078	4,491
Income taxes payable	7,086	833	4,527
Other	19,065	12,285	16,761
Total current liabilities	84,626	60,232	72,357
Long-term debt, less current maturities	7,156	7,431	7,551
Deferred income taxes	5,477	1,133	1,192
Retirement benefits	8,252	7,804	5,601
Other liabilities	13,612	13,568	14,258
Total liabilities	119,123	90,168	100,959
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	441	439	439
July 3, 2015: 8,789,269
October 3, 2014: 8,769,426
June 27, 2014: 8,769,426
Class B shares issued and outstanding:	61	61	61
July 3, 2015: 1,212,382
October 3, 2014: 1,212,382
June 27, 2014: 1,212,382
Capital in excess of par value	69,194	67,882	66,945
Retained earnings	124,795	117,573	119,099
Accumulated other comprehensive income	5,285	12,778	21,536
Treasury stock at cost, shares of Class A common
stock: 39,948, 11,203 and 11,203, respectively	(1,053)	(275)	(308)
Total shareholders' equity	198,723	198,458	207,772
Total liabilities and shareholders' equity	$317,846	$288,626	$308,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

-3--

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended

(thousands)	July 3 2015	June 27 2014

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Net income	$9,449	$9,909
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation	8,026	7,272
Amortization of intangible assets	642	525
Amortization of deferred financing costs	92	90
Impairment losses	-	8,475
Stock based compensation	1,170	1,256
Deferred income taxes	(64)	2,348
Change in operating assets and liabilities:
Accounts receivable, net	(36,730)	(35,625)
Inventories, net	(13,996)	5,384
Accounts payable and accrued liabilities	25,692	8,052
Other current assets	3,385	(670)
Other non-current assets	(54)	(2,055)
Other long-term liabilities	(143)	1,880
Other, net	482	(28)

	(2,049)	6,813

CASH USED FOR INVESTING ACTIVITIES
Capital expenditures	(6,607)	(9,826)
Proceeds from sales of property, plant and equipment	15	1,376

	(6,592)	(8,450)

CASH USED FOR FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	-	-
Principal payments on senior notes and other long-term debt	(272)	(416)
Deferred financing costs paid to lenders	-	(34)
Common stock transactions	27	189
Dividends paid	(2,224)	(2,214)
Purchases of treasury stock	(778)	(638)

	(3,247)	(3,113)

Effect of foreign currency rate changes on cash	(4,989)	1,195

Decrease in cash and cash equivalents	(16,877)	(3,555)
CASH AND CASH EQUIVALENTS
Beginning of period	70,793	55,694

End of period	$53,916	$52,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of July 3, 2015 and June 27, 2014, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2014 which was filed with the Securities and Exchange Commission on December 5, 2014.

Due to seasonal variations and other factors, the results of operations for the three and nine months ended July 3, 2015 are not necessarily indicative of the results to be expected for the Company's full 2015 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2       ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,216, $2,665 and $3,149 as of the periods ended July 3, 2015, October 3, 2014 and June 27, 2014, respectively. The increase in net accounts receivable to $79,663 as of July 3, 2015 from $44,452 as of October 3, 2014 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns on a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and nine month periods ended July 3, 2015 and June 27, 2014, basic income per share for the Class A and Class B shares has been presented using the two class method described above and reflects the allocation of undistributed income described above.

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

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 for the three and nine month periods ended July 3, 2015 and June 27, 2014.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 273,912 and 319,632 for the three months ended July 3, 2015 and June 27, 2014, respectively, and 287,241 and 336,519 for the nine months ended July 3, 2015 and June 27, 2014, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 for the three and nine month periods ended July 3, 2015 and June 27, 2014.

4       STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for equity incentive awards) there were 659,774 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at July 3, 2015.

Stock Options

All Company stock options have been granted at a price not less than fair market value at the date of grant and all outstanding options are currently exercisable.  Stock options generally have a term of 10 years.

JOHNSON OUTDOORS INC.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during either of the nine month periods ended July 3, 2015 or June 27, 2014.

A summary of stock option activity for the nine months ended July 3, 2015 related to the Company’s stock ownership plans is shown below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Outstanding and exercisable at October 3, 2014	9,216	$17.07
Exercised	(2,304)	17.07
Outstanding and exercisable at July 3, 2015	6,912	17.07	$44	0.1

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.39 as of July 2, 2015 (the last trading day on or prior to the fiscal quarter end), which would have been received by the option holders had those option holders exercised their stock options as of that date.

The Company received cash proceeds from stock option exercises totaling $39 and $78 for the nine month periods ending July 3, 2015 and June 27, 2014, respectively.  The fair value of the stock received upon exercise of such options at their date of exercise during the nine month periods ended July 3, 2015 and June 27, 2014 was $56 and $96, respectively.

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

A summary of non-vested stock activity for the nine months ended July 3, 2015 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price

Non-vested stock at October 3, 2014	319,632	$17.10
Non-vested stock grants	38,222	30.05
Restricted stock vested	(118,463)	12.57

Non-vested stock at July 3, 2015	239,391	21.42

JOHNSON OUTDOORS INC.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 13,438 and 24,719 during the nine month periods ended July 3, 2015 and June 27, 2014, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $91 and $387 for the three month periods ended July 3, 2015 and June 27, 2014, respectively, and $930 and $1,135 for the nine month periods ended July 3, 2015 and June 27, 2014, respectively.  Unrecognized compensation cost related to non-vested stock as of July 3, 2015 was $1,788, which amount will be amortized to expense through November 2018 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended July 3, 2015 and June 27, 2014 was $3,294 and $2,961, respectively.

Restricted Stock Units

All restricted stock units awarded by the Company have been granted at their fair market value on the date of grant and vest within one year after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.  There were 10,088 restricted stock units unvested and outstanding as of July 3, 2015 with a weighted average grant date fair value of $31.23.  There were 8,040 restricted stock units unvested and outstanding as of June 27, 2014 with a weighted average grant date fair value of $21.77.

The Company issued 7,336 restricted stock units at a weighted average grant price of $33.40 for the nine month period ended July 3, 2015 and 8,040 restricted stock units at a weighted average grant price of $21.77 for the nine month period ended June 27, 2014.

Stock compensation expense, net of forfeitures, related to restricted stock units was $79 for the three months ended July 3, 2015 and $207 for the nine month period ended July 3, 2015.  Stock compensation expense, net of forfeitures, related to restricted stock units was $44 for the three months ended June 27, 2014 and $121 for the nine month period ended June 27, 2014.  Unrecognized compensation cost related to non-vested restricted stock units as of July 3, 2015 was $181, which amount will be amortized to expense through February 2016 or adjusted for changes in future estimated or actual forfeitures.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

During the three and nine month periods ended July 3, 2015, the Company issued 8,062 shares of Class A common stock and recognized $33 of expense in connection with the Employees’ Stock Purchase Plan.  During the three and nine months ended June 27, 2014, the Company issued 15,969 shares of Class A common stock and recognized $57 of expense in connection with the Employees’ Stock Purchase Plan.

JOHNSON OUTDOORS INC.

5           PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended July 3, 2015 and June 27, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	July 3	June 27	July 3	June 27
	2015	2014	2015	2014

Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	269	309	808	808
Less estimated return on plan assets	247	335	741	823
Amortization of unrecognized losses	85	(77)	256	256

Net periodic benefit cost	$107	$(103)	$323	$241

6       INCOME TAXES

For the three and nine months ended July 3, 2015 and June 27, 2014, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:
	Three Months Ended		Nine Months Ended
	July 3	June 27	July 3	June 27
(thousands, except tax rate data)	2015	2014	2015	2014

Profit before income taxes	$16,101	$10,105	$15,997	$18,399
Income tax expense	6,104	5,407	6,548	8,490
Effective income tax rate	37.9%	53.5%	40.9%	46.1%

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

The favorable change in the Company’s effective tax rate for the three and nine months ended July 3, 2015 versus the prior year periods was primarily due to the goodwill impairment with no tax benefit in the prior year period.  Variances in income for entities with a valuation allowance had an unfavorable, but minor impact to the rate.

Variances in income or loss for entities that have a valuation allowance, primarily in non-U.S. tax jurisdictions, will drive fluctuations in the effective tax rate.  The impact of the Company’s operations in these foreign locations is removed from the overall effective tax rate methodology used by the Company and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended July 3, 2015 and June 27, 2014 were as follows:

JOHNSON OUTDOORS INC.

July 3 2015	June 27 2014

Japan	Japan
France	France
Indonesia	Indonesia
Italy	Italy
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
United Kingdom

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2015 fiscal year tax expense is anticipated to include approximately $500 related to uncertain income tax positions.

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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy and Germany.  As of the date of this report, the following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2012-2014
Canada	2010-2014
France	2010-2014
Germany	2009-2014
Italy	2009-2014
Japan	2012-2014
Switzerland	2004-2014

7       INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	July 3	October 3	June 27
	2015	2014	2014

Raw materials	$30,604	$27,295	$25,744
Work in process	366	72	256
Finished goods	47,348	38,974	45,496

	$78,318	$66,341	$71,496

JOHNSON OUTDOORS INC.

8       GOODWILL

The changes in goodwill during the nine months ended July 3, 2015 and June 27, 2014 were as follows:

	July 3 2015	June 27 2014

Balance at beginning of period	$14,416	$21,053
Impairment	-	(6,475)
Amount attributable to movements in foreign currency rates	(54)	119

Balance at end of period	$14,362	$14,697

9       WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company's warranty activity for the nine months ended July 3, 2015 and June 27, 2014.

	July 3 2015	June 27 2014

Balance at beginning of period	$4,078	$5,214
Expense accruals for warranties issued during the period	3,948	2,588
Less current period warranty claims paid	3,459	3,311

Balance at end of period	$4,567	$4,491

10       CONTINGENCIES

The Company is subject to various legal actions and proceedings in the normal course of business, including those related to commercial disputes, product liability, intellectual property and regulatory matters. The Company is insured against loss for certain of these matters. Although litigation is subject to many uncertainties and the ultimate exposure with respect to these matters cannot be ascertained, management does not believe the final outcome of any pending litigation will have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.   See “Part II-Other Information, Item 1-Legal Proceedings” for additional information on certain litigation commenced by the Company against a third party.

11       INDEBTEDNESS

Debt was comprised of the following at July 3, 2015, October 3, 2014, and June 27, 2014:

	July 3 2015	October 3 2014	June 27 2014

Term loans	$7,520	$7,781	$7,894
Revolvers	-	-	-
Other	-	10	22

Total debt	7,520	7,791	7,916
Less current portion of long term debt	364	360	365
Less short term debt	-	-	-

Total long-term debt	$7,156	$7,431	$7,551

JOHNSON OUTDOORS INC.

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at July 3, 2015 and June 27, 2014.

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

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 5% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the applicable loan agreement.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at each of July 3, 2015 and June 27, 2014 was approximately 1.4%.

The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  Under the terms of the Revolver, the Company is required to comply with certain financial and non-financial covenants.  The Revolving Credit Agreement limits asset or stock acquisitions to no more than $20,000 in the event that the Company’s consolidated leverage ratio is greater than 2.5 times.  No limits are imposed if the Company’s consolidated leverage ratio is less than 2.5 times and the remaining borrowing availability under the Revolver is greater than $10,000 at the time of the acquisition.  The Revolving Credit Agreement limits the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year.  The Company may declare, and pay, dividen ds in accordance with historical practices, but in no event may the aggregate amount of all dividends or repurchases of common stock exceed $10,000 in any fiscal year.  The Revolving Credit Agreement restricts the Company's ability to incur additional debt and includes maximum leverage ratio and minimum interest coverage ratio covenants.

JOHNSON OUTDOORS INC.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of July 3, 2015 or June 27, 2014.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled $649 and $810 at July 3, 2015 and June 27, 2014, respectively.  The Company had no unsecured lines of credit as of July 3, 2015 or June 27, 2014.

Aggregate scheduled maturities of long-term debt as of July 3, 2015, for the remainder of fiscal 2015 and subsequent fiscal years, were as follows:

Fiscal Year

2015	$89
2016	368
2017	389
2018	410
2019	432
Thereafter	5,832
Total	$7,520

Balances carried on the Revolver not in excess of the seasonal borrowing limit may be repaid at the Company’s discretion at any time through the maturity date.

Interest paid for the three month periods ended July 3, 2015 and June 27, 2014 was $282 and $187, respectively.  Interest paid for the nine month periods ended July 3, 2015 and June 27, 2014 was $694 and $597, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of July 3, 2015 and June 27, 2014 approximated its carrying value.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 18% of the Company’s revenues for the nine month period ended July 3, 2015 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros, 7% were denominated in Canadian dollars and 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

JOHNSON OUTDOORS INC.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of July 3, 2015 and June 27, 2014, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.

The Company held no interest rate swap contracts during the nine month periods ended July 3, 2015 and June 27, 2014 and as of July 3, 2015, the Company was unhedged with respect to interest rate risk on its floating rate debt.

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at July 3, 2015, October 3, 2014 and June 27, 2014 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company's financial assets measured at fair value as of July 3, 2015:

	Level 1	Level 2	Level 3	Total

Assets:
Rabbi trust assets	$12,060	$-	$-	$12,060

The following table summarizes the Company's financial assets measured at fair value as of October 3, 2014:

	Level 1	Level 2	Level 3	Total

Assets:
Rabbi trust assets	$10,933	$-	$-	$10,933

The following table summarizes the Company's financial assets measured at fair value as of June 27, 2014:

	Level 1	Level 2	Level 3	Total

Assets:
Rabbi trust assets	$11,026	$-	$-	$11,026

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended July 3, 2015 and June 27, 2014 was:
		Three Months Ended
	Location of loss (income) recognized in Statement of Operations	July 3 2015	June 27 2014
Rabbi trust assets	Other expense (income), net	$40	$(490)

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended July 3, 2015 and June 27, 2014 was:

		Nine Months Ended
	Location of (income) loss recognized in Statement of Operations	July 3 2015	June 27 2014
Rabbi trust assets	Other expense (income), net	$(409)	$(998)

JOHNSON OUTDOORS INC.

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for the nine month period ended July 3, 2015.  During the three month period ended June 27, 2014, forecasted cash flows related to Jetboil declined from the assumptions used in the initial valuation.  This change led the Company to perform an interim impairment test on the acquired indefinitive lived intangible assets by comparing their carrying value to their fair value.  As a result of the analysis, the Company recorded impairment on a tradename held by the Outdoor Equipment-Consumer reporting unit, reducing its fair value to $3,400.  The fair value of the tradename was determined using a relief from royalty method under the income approach which uses projected revenue allocable to the tradename and a royalty rate at which it is assumed a market participant would be willing to incur as its cost in order to manufacture a branded product.  During the same quarter, the Company proceeded to Step 2 of the goodwill impairment test to estimate the impairment loss on goodwill held by the Outdoor Equipment-Consumer reporting unit using a discounted cash flow analysis to estimate reporting unit fair value.  As a result, the Company recorded impairment on goodwill of $6,475, reducing its fair value to $0.  As a result of these impairments, a $8,475 pre-tax charge was included in “Goodwill and other intangible assets impairment” in the accompanying Condensed Consolidated Statements of Operations in the Outdoor Equipment segment during the three and nine month periods ended June 27, 2014.

The following table summarizes the Company’s assets measured at fair value on a non-recurring basis as of June 27, 2014 and the losses recognized as a result of this measurement in the three and nine month periods then ended.  The assets and losses were all included in the Outdoor Equipment segment.

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

JOHNSON OUTDOORS INC.

15       SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. The Company had no single customer that represented more than 10% of its total net sales during either of the nine month periods ended July 3, 2015 or June 27, 2014.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended

	July 3	June 27	July 3	June 27	October 3
	2015	2014	2015	2014	2014

Net sales:
Marine Electronics:
Unaffiliated customers	$86,064	$79,904	$218,819	$209,887
Interunit transfers	134	105	260	177
Outdoor Equipment:
Unaffiliated customers	15,593	15,729	34,115	35,071
Interunit transfers	19	21	36	36
Watercraft:
Unaffiliated customers	19,428	19,658	38,769	38,285
Interunit transfers	102	67	122	117
Diving
Unaffiliated customers	19,564	21,599	52,701	56,849
Interunit transfers	228	207	518	722
Other / Corporate	234	243	412	414
Eliminations	(483)	(400)	(936)	(1,052)

Total	$140,883	$137,133	$344,816	$340,506

Operating profit (loss):
Marine Electronics	$14,603	$14,196	$24,146	$30,276
Outdoor Equipment	1,811	(4,946)	2,536	(4,561)
Watercraft	2,334	2,002	1,308	(29)
Diving	947	1,561	242	2,315
Other / Corporate	(3,274)	(3,481)	(11,519)	(10,031)

	$16,421	$9,332	$16,713	$17,970

Total assets (end of period):
Marine Electronics			$136,484	$129,037	$111,411
Outdoor Equipment			37,159	35,650	32,033
Watercraft			29,845	32,981	20,367
Diving			65,416	80,026	64,933
Other / Corporate			48,942	31,037	59,882

			$317,846	$308,731	$288,626

1
JOHNSON OUTDOORS INC.

16       ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (AOCI) by component, net of tax, for the three months ended July 3, 2015 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)

Balance at April 3, 2015	$9,678	$(5,574)	$4,104
Other comprehensive income before reclassifications	1,128	-	1,128
Amounts reclassified from accumulated other comprehensive income	-	85	85
Tax effects	-	(32)	(32)
Balance at July 3, 2015	$10,806	$(5,521)	$5,285

The changes in AOCI by component, net of tax, for the nine months ended July 3, 2015 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)

Balance at October 3, 2014	$18,424	$(5,646)	$12,778
Other comprehensive income before reclassifications	(7,618)	-	(7,618)
Amounts reclassified from accumulated other comprehensive income	-	255	255
Tax effects	-	(130)	(130)
Balance at July 3, 2015	$10,806	$(5,521)	$5,285

The changes in AOCI by component, net of tax, for the three months ended June 27, 2014 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)

Balance at March 28, 2014	$24,035	$(4,216)	$19,819
Other comprehensive income before reclassifications	1,614	-	1,614
Amounts reclassified from accumulated other comprehensive income	-	166	166
Tax effects	-	(63)	(63)
Balance at June 27, 2014	$25,649	$(4,113)	$21,536

JOHNSON OUTDOORS INC. The changes in AOCI by component, net of tax, for the nine months ended June 27, 2014 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2013	$23,789	$(4,423)	$19,366
Other comprehensive income before reclassifications	1,860	-	1,860
Amounts reclassified from accumulated other comprehensive income	-	499	499
Tax effects	-	(189)	(189)
Balance at June 27, 2014	$25,649	$(4,113)	$21,536

The reclassifications out of AOCI for the three month period ended July 3, 2015 were as follows:

		Statement of Operations
		Presentation

Unamortized loss on defined benefit pension plans
Amortization of loss	$85	Cost of sales / Operating expense
Tax effects	(32)	Income tax expense

Total reclassifications for the period	$53

The reclassifications out of AOCI for the nine months ended July 3, 2015 were as follows:

		Statement of Operations
		Presentation

Unamortized loss on defined benefit pension plans:
Amortization of loss	$255	Cost of sales / Operating expense
Tax effects	(130)	Income tax expense
Total reclassifications for the period	$125

The reclassifications out of AOCI for the three months ended June 27, 2014 were as follows:

		Statement of Operations
		Presentation

Unamortized loss on defined benefit pension plans:
Amortization of loss	$166	Cost of sales / Operating expense
Tax effects	(63)	Income tax expense
Total reclassifications for the period	$103

The reclassifications out of AOCI for the nine months ended June 27, 2014 were as follows:

		Statement of Operations
		Presentation

Unamortized loss on defined benefit pension plans:
Amortization of loss	$499	Cost of sales / Operating expense
Tax effects	(189)	Income tax expense

Total reclassifications for the period	$310

JOHNSON OUTDOORS INC.

Item 2             Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the nine month periods ended July 3, 2015 and June 27, 2014. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

  Forward Looking Statements
  Trademarks
  Overview
  Results of Operations
  Liquidity and Financial Conditions
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

Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 5, 2014 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms and focus on innovation; litigation costs related to actions of and disputes with third parties, including competitors, and matters related to the Company’s intellectual property rights; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s ongoing success in meeting financial covenants in its credit arrangements with its lenders; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Highlights

Net sales of $140,883 for the third quarter of fiscal 2015 increased by 3% from the same period in the prior year, despite a 3% unfavorable impact from foreign currency translation.  Operating income for the quarter also compared favorably to the prior year by $7,089, due primarily to impairment charges of $8,475 on goodwill and other intangible assets offset in part by a $1,600 cash recovery from the Jetboil® indemnity escrow, both of which were recognized in the third quarter of the prior year.

Seasonality

The Company’s business is seasonal in nature. The third fiscal quarter falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

Fiscal Year

	2014		2013		2012

Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit

December	19%	-17%	21%	6%	19%	-17%
March	29%	69%	31%	49%	31%	65%
June	32%	56%	30%	63%	31%	66%
September	20%	-8%	18%	-18%	19%	-14%

	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

JOHNSON OUTDOORS INC.

	Three Months Ended		Nine Months Ended

	July 3	June 27	July 3	June 27
	2015	2014	2015	2014

Net sales:
Marine Electronics	$86,198	$80,009	$219,079	$210,064
Outdoor Equipment	15,612	15,750	34,151	35,107
Watercraft	19,530	19,725	38,891	38,402
Diving	19,792	21,806	53,219	57,571
Other / Eliminations	(249)	(157)	(524)	(638)

Total	$140,883	$137,133	$344,816	$340,506

Operating profit (loss):
Marine Electronics	$14,603	$14,196	$24,146	$30,276
Outdoor Equipment	1,811	(4,946)	2,536	(4,561)
Watercraft	2,334	2,002	1,308	(29)
Diving	947	1,561	242	2,315
Other / Eliminations	(3,274)	(3,481)	(11,519)	(10,031)

Total	$16,421	$9,332	$16,713	$17,970

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended July 3, 2015 were $140,883, an increase of $3,750, or 3%, compared to $137,133 for the three months ended June 27, 2014.  Currency translation had a 3% unfavorable impact on net sales in the current year quarter compared to the prior year quarter.

Net sales for the three months ended July 3, 2015 for the Marine Electronics business were $86,198, up $6,189, or 8%, from $80,009 during the third fiscal quarter of the prior year which increase was driven largely by sales growth in the Minn Kota® brand.

Net sales for the Outdoor Equipment business were $15,612 for the third quarter of the current fiscal year, a decrease of $138, or 1%, from the prior year net sales during the same period of $15,750.  The decrease was driven primarily by a decline in sales of large military and commercial tents due partially to supplier delays.

Net sales for the third quarter of fiscal 2015 for the Watercraft business were $19,530 a decrease of $195, or 1%, compared to $19,725 in the prior year period.

Diving net sales were $19,792 for the three months ended July 3, 2015 versus $21,806 for the three months ended June 27, 2014, a decrease of $2,014, or 9%.  Unfavorable foreign currency translation impacted Diving’s sales by approximately 11% versus the prior year’s third fiscal quarter.

Consolidated net sales for the nine months ended July 3, 2015 were $344,816, an increase of $4,310, or 1%, compared to $340,506 for the nine months ended June 27, 2014.  Currency translation had a 2% unfavorable impact on net sales in the current year to date period compared to the first three quarters of the prior fiscal year.

JOHNSON OUTDOORS INC.

Net sales for the nine months ended July 3, 2015 for the Marine Electronics business were $219,079, up $9,015, or 4%, from $210,064 during the first nine months of the prior year.  Successful new product sales, primarily in Minn Kota®, have driven the growth year over year.

Net sales for the Outdoor Equipment business were $34,151 for the current year to date period, a decrease of $956, or 3%, from net sales during the same period of the prior year of $35,107.  The decrease was driven primarily by a decline in government tent sales relating to supplier delays and the pacing of orders.

Net sales for the first nine months of fiscal 2015 for the Watercraft business were $38,891, an increase of $489, or 1%, compared to $38,402 in the prior year period.  Growth in net sales in the US offset anticipated declines in international sales due to last year’s global restructuring actions in this business segment.  These restructuring actions were designed to improve the long-term profitability of this business segment.

Diving net sales were $53,219 for the nine months ended July 3, 2015 versus $57,571 for the nine months ended June 27, 2014, a decrease of $4,352, or 8%.  Unfavorable currency translation impacted Diving’s year to date net sales by approximately 9% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended July 3, 2015 was $82,131 compared to $81,314 for the three months ended June 27, 2014.  The increase was primarily driven by the increase in sales volume between these periods and the unfavorable impact of currency fluctuations on the Company’s cost of sales.

Cost of sales for the nine months ended July 3, 2015 was $206,794, an increase of $882 from the same prior year period.  Similar to the third fiscal quarter, the increase was due to the increase in sales volume between these periods and the unfavorable impact of currency fluctuations on the Company’s cost of sales.

Gross Profit Margin

For the three months ended July 3, 2015, gross profit as a percentage of net sales was 41.7% compared to 40.7% in the period ended June 27, 2014.

Gross profit as a percentage of net sales increased from 39.5% in the prior year to date period to 40.0% during the nine months ended July 3, 2015.

Operating Expenses

Operating expenses were $42,331 for the three months ended July 3, 2015 compared to $46,487 for the three months ended June 27, 2014.  The decrease of $4,156, or 9%, from the third quarter of the prior fiscal year was due largely to goodwill and other intangible assets impairment charges of $8,475 recognized in the prior year, offset in part by a $1,600 cash recovery during the prior year fiscal third quarter from the Jetboil® indemnity escrow.  This favorable year over year variance was additionally offset in part by approximately $1,400 of legal expenses incurred in the current year quarter in connection with litigation commenced by the Company against a competitor relating to infringement of its patented Side Imaging® sonar technology.

Operating expenses were $121,309 for the nine months ended July 3, 2015 compared to $116,624 in the prior year nine month period.  This $4,685 increase was driven primarily by higher sales volume related expenses during the current year to date period.  The $6,875 of impairment charges net of recoveries recognized in the prior year were nearly offset by approximately $6,800 of legal expense incurred in the current year to date period in connection with the patent infringement litigation noted for the quarter.

Operating Profit

Operating profit on a consolidated basis for the three month period ended July 3, 2015 was $16,421 compared to an operating profit of $9,332 in the third quarter of the prior fiscal year.  Operating profit on a consolidated basis for the nine months ended July 3, 2015 was $16,713 compared to an operating profit of $17,970 in the prior year period, a decrease of $1,257.

JOHNSON OUTDOORS INC.

Interest

For the three months ended July 3, 2015, interest expense was $213 compared to $196 in the three months ended June 27, 2014.  For the nine months ended July 3, 2015, interest expense totaled $716 compared to $711 for the nine months ended June 27, 2014.

Interest income for each of the nine month periods ended July 3, 2015 and June 27, 2014 was less than $100.

Other Expense (Income), net

Other expense (income), net was $115 for the three months ended July 3, 2015 compared to other income of ($952) in the prior year period.  For the three months ended July 3, 2015, foreign currency exchange losses were $114 compared to gains of ($290) for the three months ended June 27, 2014.  Investment losses net of earnings on the assets related to the Company’s non-qualified deferred compensation plan were $3 in the three month period ended July 3, 2015 compared to net earnings and gains of ($522) in the three month period ended June 27, 2014.

Other expense (income), net for the nine months ended July 3, 2015 was expense of $38 compared to income of ($1,087) for the nine months ended June 27, 2014.  For the nine months ended July 3, 2015, foreign currency exchange losses were $720 compared to losses of $315 for the nine months ended June 27, 2014.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were ($910) in the nine month period ended July 3, 2015 compared to ($1,231) in the nine month period ended June 27, 2014.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and nine months ended July 3, 2015 was 37.9% and 40.9%, respectively, compared to 53.5% and 46.1% in the corresponding periods of the prior year.

The decrease in the Company’s effective tax rate for the three and nine month periods ended July 3, 2015 versus the prior year period was primarily due to the impact of the goodwill impairment charge with no tax benefit recognized in the prior year period.

Net Income

Net income for the three months ended July 3, 2015 was $9,997, or $1.00 per diluted common class A and B share compared to $4,698, or $0.47 per diluted common class A and B share, for the third quarter of the prior fiscal year.  Net income for the nine months ended July 3, 2015 was $9,449 or $0.95 per diluted common class A and B share, compared to net income of $9,909, or $0.98 per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Cash, net of debt, was $46,396 as of July 3, 2015, compared to $44,223 as of June 27, 2014.  The Company's debt to total capitalization ratio was 4% as of July 3, 2015 and June 27, 2014.  The Company’s total debt balance was $7,520 as of July 3, 2015 compared to $7,916 as of June 27, 2014.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $79,663 as of July 3, 2015, a decrease of $373 compared to $80,036 as of June 27, 2014.

Inventories, net of inventory reserves, were $78,318 as of July 3, 2015, an increase of $6,822 compared to $71,496 as of June 27, 2014.  The increase in inventory was due in large part to inventory increases in Marine Electronics.

Accounts payable were $38,844 at July 3, 2015, compared to $34,561 as of June 27, 2014, which increase corresponds to the increase in inventories between periods.

JOHNSON OUTDOORS INC.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Nine Months Ended
(thousands)	July 3 2015	June 27 2014

Cash (used for) provided by:
Operating activities	$(2,049)	$6,813
Investing activities	(6,592)	(8,450)
Financing activities	(3,247)	(3,113)
Effect of foreign currency rate changes on cash	(4,989)	1,195

Decrease in cash and cash equivalents	$(16,877)	$(3,555)

Operating Activities

Cash used for operations totaled $2,049 for the nine months ended July 3, 2015 compared with cash provided by operations of $6,813 during the corresponding period of the prior fiscal year.  This change was driven primarily by the non-cash impairment charges to earnings incurred in the prior year to date period versus the current year to date expenditures for cash legal expenses of a similar amount.

Amortization of deferred financing costs, depreciation and other amortization charges were $8,760 for the nine month period ended July 3, 2015 compared to $7,887 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities, which all consisted of cash usage for capital expenditures (net of any proceeds from sales of property, plant and equipment), totaled $6,592 for the nine months ended July 3, 2015 and $8,450 for the corresponding period of the prior year.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2015 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows used for financing activities totaled $3,247 for the nine months ended July 3, 2015 compared to $3,113 for the nine month period ended June 27, 2014. The Company made principal payments on term notes and other long-term debt of $272 during the nine month period ended July 3, 2015.  For the nine month period ended June 27, 2014, the Company made principal payments on term notes and other long-term debt of $416.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at July 3, 2015 and June 27, 2014.

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 5% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the applicable loan agreement.

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

JOHNSON OUTDOORS INC.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at each of July 3, 2015 and June 27, 2014 was approximately 1.4%.

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

As of July 3, 2015 the Company held approximately $49,576 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at July 3, 2015.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years

Long-term debt	$7,520	$89	$757	$842	$5,832
Operating lease obligations	17,981	1,571	7,376	4,039	4,995
Open purchase orders	58,272	58,272	-	-	-
Contractually obligated interest payments	3,180	99	744	659	1,678

Total contractual obligations	$86,953	$60,031	$8,877	$5,540	$12,505

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were $649 and $810 at July 3, 2015 and June 27, 2014, respectively.

The Company anticipates making contributions of $159 to its defined benefit pension plans during the remainder of fiscal 2015.

The Company has no other off-balance sheet arrangements.

JOHNSON OUTDOORS INC.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended July 3, 2015.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  We do not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 18% of the Company’s revenues for the nine month period ended July 3, 2015 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros, approximately 7% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of July 3, 2015 and June 27, 2014, the Company held no foreign currency forward contracts.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at July 3, 2015:

JOHNSON OUTDOORS INC.

	Estimated Impact on

(thousands)	Fair Value	Income Before Income Taxes

Interest rate instruments	$-	$79

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

In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof (ITC Investigation No. 337-TA-926).
On July 18, 2014, the Company and Johnson Outdoors Marine Electronics, Inc. filed a complaint with the United States International Trade Commission (“ITC”), Investigation No. 337-TA-926, against Respondents Garmin International Inc., Garmin USA, Inc. and Garmin Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, to block the importation of one or more side scan imaging products that are believed to infringe U.S. Patents 7,652,952 (“the ‘952 patent”); 7,710,825 (“the ‘825 patent”); and 7,755,974 (“the ‘974 patent”).  The inventions of these asserted patents are used in certain Humminbird® fishfinders.

On July 13, 2015, an Administrative Law Judge (“ALJ”) at the ITC determined that Garmin violated Section 337 of the Tariff Act of 1930, as amended, by importing and selling SideVü sonars, which the judge found infringed the ‘974 patent.  The ALJ also found that all three of the asserted patents are valid and enforceable.  The ruling is subject to review by the ITC.  Upon final adoption of this ruling by the ITC, Garmin’s infringing SideVü  sonars, which are manufactured overseas, would be excluded from import into the United States and, a cease and desist order would be issued prohibiting Garmin from selling any infringing product from its inventory.

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. v. Garmin International Inc. and Garmin USA, Inc. (Civil Action No.: 2:14-cv-683).
On July 1, 2014, the Company and Johnson Outdoors Marine Electronics, Inc. filed a parallel patent infringement lawsuit against Garmin in the United States District Court for the Middle District of Alabama, Northern Division, Civil Action No.: 2:14-cv-683.  This lawsuit has been stayed by the District Court pending a final resolution of the above ITC proceeding.

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
Signatures Dated: August 11, 2015
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
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.