Form 10-K
period 2015-10-02
JOHNSON OUTDOORS INC
filed 2015-12-08
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ] No  [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [ X   ] No  [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  [     ]
Accelerated Filer [X]
Non-Accelerated Filer [     ] (do not check if a smaller reporting company)
Smaller Reporting Company [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ] No  [ X ]

As of November 27, 2015,  8,770,612 shares of Class A and 1,212,382 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by nonaffiliates of the registrant was approximately $139,000,000 on April 2, 2015 (the last business day preceding the registrant’s most recently completed fiscal second quarter) based on approximately 4,760,000 shares of Class A common stock held by nonaffiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $34.66 per share, the closing price of the Class A common stock as reported on the NASDAQ Global MarketSM on April 2, 2015 (the last trading day preceding the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

As used in this report, the terms “we,” “us,” “our,” “Johnson Outdoors” and the “Company” mean Johnson Outdoors Inc. and its subsidiaries collectively, unless the context indicates another meaning.

Forward Looking Statements
Certain matters discussed in this Form 10-K are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions.  These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “confident,” “could,” “expect,” “intend,” “may,” “planned,” “potential,” “should,” “will,” “would” or the negative of those terms or other words of similar meaning. Such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results or outcomes to differ materially from those currently anticipated.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.

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

Trademarks
We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, LakeMaster®, Silva®, Eureka!®, Jetboil®, Old Town®, Ocean Kayak™, Necky®, Extrasport®, Carlisle®, SCUBAPRO®, and SUBGEAR®.

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

Marine Electronics

The Company’s Marine Electronics segment key brands are: Minn Kota battery-powered fishing motors for quiet trolling or primary propulsion, marine battery chargers and shallow water anchors; Humminbird sonar and GPS equipment for fishfinding, navigation and marine cartography; and Cannon downriggers for controlled-depth fishing.

Marine Electronics’ brands and related accessories are sold across the globe, with the majority of sales coming from North America through large outdoor specialty retailers, such as Bass Pro Shops and Cabela’s; large retail store chains; marine products distributors; original equipment manufacturers (OEM) of boat brands such as Tracker, Skeeter and Ranger; and internet retailers and distributors.  Markets outside of North America are accessed through a network of international distributors.

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

Eureka! consumer tents, sleeping bags, camping furniture and other recreational camping products are mid- to high-price range products sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, catalog and mail order houses and through internet retailers. Marketing of the Company’s tents, sleeping bags and other recreational camping products is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. The Company’s consumer camping tents and sleeping bags are produced by third party manufacturing sources in Asia.  Eureka! camping products are sold under license in Japan, Australia and Europe.

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

Jetboil portable outdoor cooking systems are sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, catalog and mail order houses and through internet retailers.  Marketing of Jetboil systems is focused on building brand awareness and leadership in product features and innovation. Jetboil products are produced at both the Company’s operating location in Manchester, New Hampshire and by third party manufacturing sources in Asia.  Jetboil products are sold in approximately 30 countries around the world.

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

The Company’s Watercraft business competes in the mid- to high-end of the product category by introducing product innovations, creating quality products and by focusing on the product-specific needs of each marketing channel.  Consumer marketing and promotion activities include: print advertising and editorial coverage in outdoor, general interest and sport magazines; direct marketing; and using branded websites and social media networks.

Diving

The Company manufactures and markets underwater diving products for recreational divers, which it sells and distributes under the SCUBAPRO brand name.

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, buoyancy compensators, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO diving equipment is marketed to the premium segment and high performance technical diving market. Products are sold via select distribution to independent specialty dive stores worldwide. These specialty dive stores sell the Company’s products over the counter as well as through their own websites.  In addition, they generally provide a wide range of services to divers, including regular maintenance, product repair, diving education and travel programs.  The Company also sells diving gear to dive training centers, resorts, search and rescue units and armed forces around the world.

The Company’s consumer communication focuses on building brand awareness and highlighting exclusive product features and consumer benefits of its product lines. The Company’s communication and distribution strategies reinforce the SCUBAPRO brand’s position as the industry’s quality and innovation leader. The Company markets its equipment in diving magazines, via websites, through social media and through information and displays in dive specialty stores.

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

Humminbird’s main competitors in the market for on-boat electronics are GarminTM, LowranceTM and Simrad, owned by Navico, and Raymarine®, owned by FLIR Systems.  Competition in this business is primarily focused on the quality of sonar imaging and display, easy to use graphical interfaces as well as the integration of mapping and GPS technology.  Humminbird products contain marine cartography features.  Competitors offering marine cartography products include Navionics®, and C-Map, owned by Jeppesen Marine Inc.  Competition in this business focuses primarily on quality of data and quantity of available charts for inland lakes and ocean shoreline.

Cannon’s main competitors in the downrigger market are Big Jon Sports®, Walker and Scotty®. Competition in this business primarily focuses on ease of operation, speed and durability.

Outdoor Equipment:  The Company’s outdoor equipment brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman® and private label brands. The Company also competes with specialty companies such as Kelty®, The North Face® and Marmot® on the basis of materials and innovative designs for consumers who want performance products priced at a value.

The Company’s portable outdoor cooking systems compete in the specialty and higher end performance backpacking and camping markets.  The primary competitor in portable outdoor cooking systems is MSR® which is owned by Cascade Designs®.  Competition in this market is based on product size and weight, ease of use, reliability and performance.

The Company’s competitors in the commercial tent market include Anchor Industries® and Aztec Tents for tension, frame and canopy tents.  Competition in the commercial tent business is based on price, quality, structure, styling, ease of installation and technical support.

The Company sells military tents to prime vendors and third party distributors who hold supply contracts primarily with the U.S. Government, as well as to international governments.  Such supply contracts can be for commercial off-the-shelf products in addition to products required to be built to unique specifications.  Competitors in the military tent business include HDT®, Alaska Structures®, Camel, Outdoor Venture, and Diamond Brand.

Watercraft:  The Company primarily competes in this segment in the kayak and canoe product categories of the paddlesports market. The Company’s main competitors in this market are Confluence Outdoor, Hobie Cat®, Wenonah Canoe, Jackson Kayak and Legacy Paddlesports™, each of which competes on the basis of their product’s design, performance, quality and price.

Diving:  The main competitors in the Diving segment include Aqua Lung®, Suunto®, Atomic Aquatics, Oceanic, Cressi and Mares®.  Competitive advantage in the life support product category of this segment, which consists of regulators, dive computers, and buoyancy compensators, is a function of product innovation, performance, quality and safety.

Competition in the general diving product category of fins, masks, snorkels and wetsuits is characterized by low barriers to entry and numerous competitors who compete on the basis of product innovation, performance, quality and price.

Backlog

Unfilled orders for future delivery of products totaled approximately $55 million at October 2, 2015.  For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates.

Employees

At October 2, 2015, the Company had approximately 1,200 regular, full-time employees. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

Patents, Trademarks and Proprietary Rights

The Company holds various patents for sonar, diving products and electric trolling motors, amongst other products, and regularly files applications for patents.   The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted in this report. Historically, the Company has vigorously defended its intellectual property rights and expects to continue to do so.

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

Fiscal Year
	2015		2014		2013
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	16%	-41%	19%	-17%	21%	6%
March	31%	43%	29%	69%	31%	49%
June	33%	92%	32%	56%	30%	63%
September	20%	6%	20%	-8%	18%	-18%
	100%	100%	100%	100%	100%	100%

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

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Navico, Garmin, Confluence Outdoor and Aqua Lung International, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because some of the outdoor recreation product industries have limited barriers to entry. We experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. If we cannot compete in our product markets successfully in the future, our net sales and profitability will likely decline.

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

Our industry is susceptible to litigation regarding patent infringement and infringement of other intellectual property rights. We could be either a plaintiff or a defendant in trademark, patent and/or other intellectual property infringement or misappropriation claims and claims of breach of license from time to time. The prosecution or defense of any intellectual property litigation is both costly and disruptive of the time and resources of our management and product development teams, even if the claim or defense against us is without merit. The scope of any patent or other intellectual property to which we have or may obtain rights also may not prevent others from developing and selling competing products.  The validity and breadth of claims covered in patents and other intellectual property involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy and expensive.  In addition, our patents or other intellectual property may be held invalid upon challenge, or others may claim that we have improperly or invalidly sought patent or other intellectual property protection for our technology, thus exposing us to direct or counter claims in any patent or intellectual property proceeding. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

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
    fluctuation in our quarterly operating results;
    substantial sales of our common stock;
    general stock market conditions; or
    other economic or external factors.
You may be unable to sell your stock at or above your purchase price.

A limited number of our shareholders can exert significant influence over the Company.

As of November 27, 2015, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 77% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 96% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

We have, as part of our strategy, historically pursued strategic acquisitions.  The pursuit of future growth through acquisitions, involves significant risks that could have a material adverse effect on our business.  Risks associated with integrating strategic acquisitions include:
   the acquired business may experience losses which could adversely affect our profitability;
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
   difficulties in achieving planned cost savings and synergies may increase our expenses;
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

Deteriorating industry conditions can adversely affect our supply base.  Lower production levels at our major suppliers and volatility in certain raw material and energy costs may result in severe financial distress among many companies within our supply base.  Financial distress within our supply base and/or our suppliers’ inability to obtain credit from lending institutions could lead to commercial disputes and possible supply chain interruptions to our business.  In addition, potential adverse industry conditions may require us to provide financial assistance or other measures to ensure uninterrupted production of key components or materials used in the production of our products which could have a material adverse effect on our existing and future revenues and net income.

Additionally, in the event of catastrophic acts of nature such as fires, tsunamis, hurricanes and earthquakes or a rapid increase in production demands, either we, or our suppliers may experience supply shortages of raw materials or components.  This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints.  In order to manage and reduce the costs of purchased goods and services, we, and others within our industry have been rationalizing and consolidating our supply base.  As a result, there is greater dependence on fewer sources of supply for certain components and materials used in our products, which could increase the possibility of a supply shortage of any particular component.  If we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source.  Such production interruptions could impede a ramp-up in production and could have a material adverse effect on our business, results of operations and financial condition.

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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 18% of our revenues for the year ended October 2, 2015 were denominated in currencies other than the U.S. dollar. Approximately 8% were denominated in euros and approximately 6% were denominated in Canadian dollars with the remaining 4% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:
   economic and political instability;
   restrictive actions by foreign governments;
   opportunity costs and reputational damage related to the presence of counterfeit versions of the Company’s products in such foreign markets;
   greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
   changes in import duties or import or export restrictions;
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

Our failure to adequately protect personal information could have a material adverse effect on our business.

A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Certain safe-harbor exemptions upon which the Company relies for data transfers have been challenged and may no longer available to us in the future. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. The evolving data protection regulatory environment may require significant management attention and financial resources to analyze and modify our information technology infrastructure to meet these changing requirements all of which could reduce our operating margins and impact our operating results and financial condition.

Future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our business.

Terror attacks, war or other civil disturbances, natural disasters and other catastrophic events could lead to economic instability and decreased demand for our products, which could negatively impact our business, financial condition, results of operations and cash flows.  In the past, terrorist attacks have caused instability in global financial markets and the industries in which we compete and have negatively affected spending on consumer discretionary products.  In addition, our facilities are located throughout the world and could be subject to damage from terrorism incidents or from fires, floods, earthquakes or other natural or man-made disasters.  Terrorist incidents could also lead to increased border security which could in turn negatively impact our global supply chain by causing shipping delays or shortages in key materials or components, increasing the cost of such goods or requiring us to keep greater inventories, any of which may adversely impact our business, results of operations, financial condition or cash flows.

The inability to successfully defend claims asserted by taxing authorities could adversely affect our financial condition, results of operations and cash flows.

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

The Company is also subject to the requirement of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and SEC rules related thereto to conduct due diligence and disclose and report on whether certain minerals and metals, known as “conflict minerals,” are contained in the Company’s products and whether they originate from the Democratic Republic of Congo (“DRC”) and adjoining countries. Among other things, compliance with this rule could adversely affect the sourcing, availability and pricing of such materials if they are found to be used in the manufacture of the Company’s products, and this in turn could affect the costs associated with the Company’s products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that going forward we will be able to obtain the necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.  Moreover, since the Company’s supply chain structure is complex, management may have difficulty verifying the origin of these materials and if they exist within the Company’s products and, as a result, the Company may be unable to certify that its products are DRC conflict mineral free.  Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of all conflict minerals used in our products through the procedures we may implement.

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

Our credit facilities and certain other of our debt instruments include limitations on a number of our activities, including our ability to:
   incur additional debt;
   create liens on our assets or make guarantees;
   make certain investments or loans;
   pay dividends; or
   dispose of or sell assets, make acquisitions above certain amounts or enter into a merger or similar transaction.

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are approximately 4,760,000 shares of our Class A common stock held by non-affiliates as of November 27, 2015. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

As of October 2, 2015, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

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

On November 18, 2015, the full ITC affirmed the initial determination by the ALJ.  The ITC affirmed that all three patents asserted by Johnson Outdoors are valid and enforceable and that numerous models of Garmin’s SideVü sonars directly infringe six Johnson Outdoors patent claims.  The ITC also issued a limited exclusion order barring Garmin’s infringing SideVü sonar systems and components thereof which are manufactured overseas from import into the United States and a cease and desist order prohibiting Garmin from selling or distributing any infringing product or component thereof from its inventory.  The orders will go into effect pending the mandatory review by the U.S. Trade Representative.

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics, Inc. v. Garmin International Inc. and Garmin USA, Inc. (Civil Action No.: 2:14-cv-683).
On July 1, 2014, the Company and Johnson Outdoors Marine Electronics, Inc. filed a parallel patent infringement lawsuit (similar in nature to the ITC proceeding noted above) against Garmin in the United States District Court for the Middle District of Alabama, Northern Division, Civil Action No.: 2:14-cv-683.  This lawsuit has been stayed by the District Court pending a final resolution of the above ITC proceeding.

ITEM 4.   MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Certain information with respect to this item is included in Notes 9 and 10 to the Company's consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 27, 2015, the Company had 641 holders of record of its Class A common stock and 27 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended October 2, 2015, October 3, 2014 and September 27, 2013 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Stock prices:
High	$31.74	$28.70	$21.75	$34.66	$28.37	$23.84	$34.86	$26.36	$25.03	$26.95	$27.10	$27.03
Low	25.60	25.26	18.63	28.35	21.57	19.92	20.43	19.82	22.43	20.50	22.47	24.75

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

Quarterly dividends were $0.075 per share of Class A common stock and $0.068 per share of Class B common stock for each of the first three quarters of 2015.  Beginning with the dividend declared on October 1, 2015, the Company increased the dividend to $0.08 per share of Class A common stock and $0.073 per share of Class B common stock. Total dividends declared in 2015 were $3,016.  Cash dividends paid in 2015 totaled $2,966 and dividends payable of $790 was included in current liabilities at October 2, 2015.

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

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since October 1, 2010 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company’s new peer group consists of Arctic Cat Inc., Black Diamond Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Jarden Corp., Marine Products Corporation, and Nautilus, Inc.; Quiksilver Inc. has been removed.  The graph assumes $100 was invested on October 1, 2010 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group index.

* $100 invested on October 1, 2010 in stock or index, including reinvestment of dividends.
   Indexes calculated on a mid-month basis.

	10/1/2010	9/30/2011	9/28/2012	9/27/2013	10/3/2014	10/2/2015
Johnson Outdoors Inc.	$100.0	$120.6	$167.8	$208.6	$204.8	$173.3
NASDAQ Composite	100.0	102.9	134.8	165.3	198.1	210.7
Russell 2000 Index	100.0	96.0	126.7	164.8	171.8	175.5
New Peer Group	100.0	100.5	155.7	203.2	230.9	229.6
Old Peer Group	100.0	99.2	151.7	202.0	220.0	216.1

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

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or referred to elsewhere in this report.  The operating results for the years ended October 2, 2015, October 3, 2014 and September 27, 2013 and the balance sheet data as of October 2, 2015 and October 3, 2014, are derived from the Company’s audited consolidated financial statements included elsewhere herein.  The operating results for the years ended September 28, 2012 and September 30, 2011, and the balance sheet data as of September 27, 2013, September 28, 2012 and September 30, 2011 are derived from the Company’s audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

	October 2	October 3	September 27	September 28	September 30
(thousands, except per share data)	2015	2014	2013	2012	2011
OPERATING RESULTS
Net sales	$430,489	$425,410	$426,461	$412,292	$407,422
Gross profit	171,733	168,613	171,049	164,322	163,135
Impairment losses	-	8,475	-	-	-
Litigation settlement	-	-	-	(3,500)	-
Operating expenses	153,880	143,447	145,458	146,409	145,465
Operating profit	17,853	16,691	25,591	21,413	17,670
Interest expense	865	788	1,285	2,258	3,220
Other expense (income), net	1,235	(1,519)	(354)	(771)	2,200
Income before income taxes	15,753	17,422	24,660	19,926	12,250
Income tax expense (benefit)	5,137	8,299	5,333	9,792	(20,394)
Net income	$10,616	$9,123	$19,327	$10,134	$32,644
Weighted average common shares - Dilutive	9,727	9,635	9,523	9,379	9,287
Net income per common share - Diluted:
Class A	$1.06	$0.90	$1.95	$1.03	$3.36
Class B	1.06	0.90	1.95	1.03	3.36
Dividends declared, per common share*:
Class A	$0.31	$0.38	$-	$-	$-
Class B	0.28	0.34	-	-	-

* There were five quarterly dividends declared in fiscal 2014 and four quarterly dividends declared in fiscal 2015.

	October 2	October 3	September 27	September 28	September 30
(thousands, except per share data)	2015	2014	2013	2012	2011
BALANCE SHEET DATA
Current assets	$209,370	$197,550	$188,572	$182,952	$176,445
Total assets	299,204	288,626	288,350	263,632	259,356
Current liabilities	69,554	60,232	63,372	58,967	65,000
Long-term debt, less current maturities	7,062	7,431	7,794	8,334	11,478
Total debt	7,430	7,791	8,333	8,860	14,972
Shareholders' equity	197,968	198,458	197,668	173,604	163,525

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

Highlights

Despite a 2.5% unfavorable impact of foreign currency exchange on our net sales, the Company’s fiscal 2015 revenues increased by 1% versus the prior year driven largely by strong new product performance.   Operating profit grew 7% in the current year compared to last year and was impacted by the increase in sales volume as well as higher gross margins on sold products.  One time charges in fiscal 2014 of $6,875 ($8,475 of impairment charges related to certain intangible assets in the Outdoor Equipment segment, net of $1,600 of cash recoveries from the Jetboil indemnity escrow) were more than offset by non-recurring legal fees in the current year of $7,333 related to litigation brought by the Company against a competitor relating to infringement of its patented side scan sonar technology.  See “Item 3 – Legal Proceedings” included in or referred to elsewhere in this report for additional information on this litigation.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2015	2014	2013
Net sales	$430,489	$425,410	$426,461
Gross profit	171,733	168,613	171,049
Operating expenses	153,880	151,922	145,458
Operating profit	17,853	16,691	25,591
Interest expense	865	788	1,285
Other expense (income), net	1,235	(1,519)	(354)
Income tax expense	5,137	8,299	5,333
Net income	10,616	9,123	19,327

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2015	2014	2013
Net sales
Marine Electronics	$262,518	$249,561	$247,744
Outdoor Equipment	47,573	47,443	44,223
Watercraft	48,961	49,492	50,858
Diving	72,125	79,559	84,536
Other / Eliminations	(688)	(645)	(900)
	$430,489	$425,410	$426,461

	2015	2014	2013
Operation profit (loss):
Marine Electronics	$26,055	$30,722	$32,172
Outdoor Equipment	3,847	(3,726)	2,180
Watercraft	1,620	210	(2,116)
Diving	934	3,596	5,694
Other / Eliminations	(14,603)	(14,111)	(12,339)
	17,853	$16,691	$25,591

See Note 12 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2015 vs. Fiscal 2014

Net Sales

Net sales in 2015 increased by 1% to $430,489 compared to $425,410 in 2014.  Strong demand for new products overcame a 2.5% unfavorable impact from foreign currency exchange on the current year’s sales levels.

Net sales for the Marine Electronics business increased by $12,957, or 5% during 2015.  The increase from fiscal 2014 was driven primarily by exceptional new product performance in the Minn Kota product line, particularly with regard to the new Ulterra automatic stow and deploy trolling motor.

Outdoor Equipment net sales increased $130, less than 1%, in 2015 over their levels in 2014.  A significant increase in sales of Jetboil products was nearly offset by declines in sales of tents year over year.

The Watercraft business experienced a decrease in net sales of $531, or 1%, due primarily to the decision to exit certain unprofitable international markets.

Net sales for the Diving business declined $7,434, or 9%, year over year, due primarily to a 9% unfavorable impact of foreign currency exchange.

Cost of Sales
Cost of sales was $258,756, or 60.1% of net sales, on a consolidated basis for the year ended October 2, 2015 compared to $256,797 or 60.4% of net sales, in the prior year.  Costs of raw materials and components increased only slightly over the prior year while modest increases in labor rates were nearly offset by process improvements in each of the business segments.

Gross Profit
Gross profit of $171,733 was 39.9% of net sales on a consolidated basis for the year ended October 2, 2015 compared to $168,613 or 39.6% of net sales in the prior year.

Gross profit in the Marine Electronics business increased by $7,076 from the prior year due primarily to the 5% increase in net sales.

Outdoor Equipment gross profit increased by $379 from 2014 due primarily to a favorable sales mix with the increase in sales of Jetboil products.

Gross profit in the Watercraft segment was $738 higher than 2014 levels due primarily to a more favorable sales mix occurring during 2015 as a result of the segment’s de-emphasis on selling low-margin products and selling in low-margin markets.

The 9% decrease in net sales in the Diving segment noted above was the primary driver of a $5,086 decrease in gross profit of that segment.  Foreign currency exchange had a $1,700 unfavorable impact on Diving’s gross profit year over year.

Operating Expenses
Operating expenses overall increased from the prior year by $1,958.  The increase was driven primarily by higher sales volume related expenses.  Non-recurring legal costs related to patent litigation described elsewhere herein recognized in the current year offset the $6,875 net effect of impairment charges on Jetboil intangible assets and the cash recovery from the Jetboil indemnity escrow, recognized in 2014.

Operating expenses for the Marine Electronics segment increased by $11,743 from fiscal 2014 levels.  The increase was due mainly to approximately $7,300 of patent litigation costs incurred in the current year as well as higher sales volume related costs.

Outdoor Equipment operating expenses decreased by $7,195 from the prior year due primarily to $8,475 of impairment charges recognized in fiscal 2014 on Jetboil intangible assets, which was partially offset by a $1,600 cash recovery from the Jetboil indemnity claim in that same year.

In the Watercraft segment, operating expenses decreased $673 from their levels in fiscal 2014 due primarily to lower operating costs as a result of our decision to exit certain unprofitable international markets.

Operating expenses for the Diving business decreased by $2,425 year over year due primarily to cost containment efforts in light of lower sales volumes in this segment.

Operating Results
The Company’s operating profit was $17,853 in fiscal 2015 compared to an operating profit of $16,691 in fiscal 2014.  Marine Electronics operating profit decreased by $4,667 to $26,055 from $30,722 in the prior year due primarily to $7,300 of patent litigation costs incurred in the current year.  Excluding the effect of these charges, operating profit for this segment would have been $2,666 higher than in the prior year.  The operating profit for Outdoor Equipment was $3,847 compared to an operating loss of $3,726 in the prior year due primarily to the Jetboil impairment charges noted above.  Excluding the effect of these charges, operating profit for this segment would have been $698 higher than in the prior year.  Operating profit for the Watercraft business increased by $1,410 in fiscal 2015.  Operating profit for the Diving business declined $2,662 from fiscal 2014 to $934 in fiscal 2015.

Other Income and Expenses
Interest expense of $865 increased from the prior year by $77. Interest income was less than $100 in both years.  Net other expense of $1,299 in fiscal 2015 compared to other income of $1,434 in fiscal 2014.  The current year other expense included currency losses of $1,196 and market losses, net of dividend income, of $106 on deferred compensation plan assets.  In the prior year, other income included $427 of currency gains as well as $965 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other expense (income), net” are offset as deferred compensation expense in “Operating expenses.”

Pretax Income and Income Taxes
The Company realized pretax income of $15,753 in fiscal 2015 compared to $17,422 in fiscal 2014. The Company recorded income tax expense of $5,137 in 2015, which equated to an effective tax rate of 32.6%, compared to $8,299 in 2014, which equated to an effective tax rate of 47.6%.  The fiscal 2014 tax expense reflects the impact of impairment charges against goodwill which is discussed in Note 17 to the consolidated financial statements included elsewhere in this report.

Net Income
The Company recognized net income of $10,616, or $1.06 per diluted common share, in fiscal 2015 compared to $9,123, or $0.90 per diluted common share, in fiscal 2014 based on the factors discussed above.

Fiscal 2014 vs. Fiscal 2013

Net Sales

Net sales in fiscal 2014 decreased by less than one half of one percent to $425,410 compared to $426,461 in 2013.  While the first half of 2014 lagged 2013 by 7%, due in large part to extreme cold weather conditions across much of North America, the second half of 2014 increased by 7% as the weather improved and the Company saw strong demand for its new products across most of its businesses.

Net sales for the Marine Electronics business increased by $1,817, or 1% during 2014.  The uptick from fiscal 2013 was driven primarily by exceptional new product performance in the latter part of the fiscal year and growth in the Minn Kota product line.

Outdoor Equipment net sales increased $3,220, or 7%, in fiscal 2014 as a result of a full twelve months of sales for Jetboil versus 10.5 months in the prior year as well as a 14% increase in military tent sales year over year.

The Watercraft business experienced a decrease in net sales of 3% during 2014 over 2013 levels, due primarily to our decision to exit unprofitable international markets.

Net sales for the Diving business declined $4,977, or 6%, year over year, due primarily to delays in new product shipments and weak diving markets in our key regions.

Cost of Sales
Cost of sales was $256,797, or 60.4% of net sales, on a consolidated basis for the year ended October 3, 2014 compared to $255,412 or 59.9% of net sales, in fiscal 2013.  With the exception of resin prices in the Watercraft segment, costs of raw materials and components increased only slightly in 2014 over the prior year while modest increases in labor rates were nearly offset by process improvements in each of the business segments.

Gross Profit
Gross profit of $168,613 was 39.6% of net sales on a consolidated basis for the year ended October 3, 2014 compared to $171,049 or 40.1% of net sales in fiscal 2013.

Gross profit in the Marine Electronics business decreased by $262 during 2014 from the prior year despite the 1% increase in net sales due primarily to new pricing strategies which were implemented to enhance the Company’s competitive position.

Outdoor Equipment gross profit increased by $1,464 during 2014 from 2013 due primarily to the increase in sales volume and improved efficiencies particularly related to the integration of Jetboil.

Gross profit in the Watercraft segment was $101 lower in 2014 than in 2013 due primarily to the increase in resin prices and lower sales volumes, which were nearly offset by a favorable sales mix due to the segment’s de-emphasis on low-margin products.

The $3,592 decrease in gross profit of the Diving segment from 2013 to 2014 was driven primarily by the 6% reduction in sales volume in 2014 as compared to 2013 as noted above.

Operating Expenses
Operating expenses during 2014 overall increased from the prior year by $6,464.  The increase was significantly driven by the $8,475 impairment charge related to Jetboil intangible assets as well as higher health care costs, offset in part by a $1,600 cash recovery from the Jetboil indemnity escrow, lower restructuring charges in the Watercraft segment and lower incentive compensation expense.

Operating expenses for the Marine Electronics segment increased by $1,188 during 2014 from 2013 levels.  The increase was due mainly to higher sales volume related costs and higher professional services expense in the current year.

Outdoor Equipment operating expenses increased by $7,371 in 2014 from the prior year due primarily to $8,475 of impairment charges recognized during 2014 on Jetboil intangible assets, which was partially offset by a $1,600 cash recovery from the Jetboil indemnity claim.  See further discussion of the valuation of the Jetboil intangible assets at Note 17 to our accompanying consolidated financial statements included elsewhere herein.

In the Watercraft segment, operating expenses decreased $2,427 during 2014 from fiscal 2013 due primarily to lower restructuring costs related to our decision to exit unprofitable international markets and lower infrastructure costs resulting from those efforts.

Operating expenses for the Diving business decreased by $1,494, or 4%, year over year due primarily to cost containment efforts in light of lower sales volumes.

Operating Results
The Company’s operating profit was $16,691 in 2014 compared to an operating profit of $25,591 in fiscal 2013.  Marine Electronics operating profit decreased by $1,450 during 2014 to $30,722 from $32,172 in the prior year.  The operating loss for Outdoor Equipment was $3,726 during 2014 compared to operating profit of $2,180 in the prior year due primarily to $6,875 of impairment charges on certain Jetboil intangible assets incurred during 2014, net of indemnity escrow recoveries during 2014 related to the acquisition, which were all recognized in the third quarter of 2014.  Excluding the effect of these charges, operating profit for this segment would have been $969 higher in 2014 than in fiscal 2013.  Despite a slight decline in net sales year over year, operating results for the Watercraft business increased by $2,326 to a profit of $210 in fiscal 2014.  Operating profit for the Diving business declined $2,098 from fiscal 2013 to $3,596 in fiscal 2014.

Other Income and Expenses
Interest expense of $788 during 2014 decreased from the prior year by $497, due largely to lower interest rates and lower principal balances. Interest income was approximately $100 in both 2014 and 2013.  Net other income of $1,434 in fiscal 2014 increased from fiscal 2013 by $1,171.  Other income during 2014 included currency gains of $427 and market gains and dividends of $965 on deferred compensation plan assets.  In 2013, this line item included $929 of currency losses which were more than offset by market gains and dividends of $1,265 on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the accompanying Consolidated Statement of Operations in Other (income) expense, net are offset as deferred compensation expense in our Operating expenses.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	October 2 2015	October 3 2014	September 27 2013
Cash provided by (used for):
Operating activities	$18,056	$33,218	$30,003
Investing activities	(10,394)	(11,887)	(31,753)
Financing activities	(3,989)	(3,498)	(1,041)
Effect of foreign currency rate changes on cash	(5,307)	(2,734)	(419)
(Decrease) Increase in cash and cash equivalents	$(1,634)	$15,099	$(3,210)

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

	October 2	October 3
(thousands, except share data)	2015	2014
Current assets	$209,370	$197,550
Current liabilities	69,554	60,232
Working capital	$139,816	137,318
Current ratio	3:1	3.3:1

Cash flows provided by operations totaled $18,056, $33,218 and $30,003 in fiscal 2015, 2014 and 2013, respectively. The decrease in operating cash flow over the prior year was driven largely by net changes in operating assets.  Additionally, the change in cash flows provided by operations year over year was significantly impacted by the nature of non-recurring expenses in each year.  Current year net income was impacted by the effect of $7,300 of cash charges related to litigation expense.  In the prior year, net income was impacted by $8,475 of non-recurring, non-cash impairment expense recognized on certain Jetboil intangible assets.

Depreciation and amortization charges were $11,824, $10,863 and $10,070 in fiscal 2015, 2014 and 2013, respectively.

Investing Activities

Cash flows used for investing activities were $10,394, $11,887 and $31,753 in fiscal 2015, 2014 and 2013, respectively.  The purchase of Jetboil in fiscal 2013 used cash of $15,420.  Expenditures for property, plant and equipment were $10,409, $13,263 and $16,333 in fiscal 2015, 2014 and 2013, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past two fiscal years:

(thousands, except share data)	2015	2014
Current debt	$368	$360
Long-term debt	7,062	7,431
Total debt	7,430	7,791
Shareholders' equity	198,378	198,458
Total capitalization	$205,808	206,249
Total debt to total capitalization	4%	4%

Cash flows used for financing activities totaled $3,989 in fiscal 2015 compared to $3,498 in 2014 and $1,041 in 2013.  Dividend payments were $2,966, $2,955 and $0 in 2015, 2014 and 2013, respectively.  Payments on long-term debt were $360, $542 and $528 in fiscal 2015, 2014 and 2013, respectively.  The Company had current maturities of its long-term debt of $368 and $360 as of October 2, 2015 and October 3, 2014, respectively, and no outstanding borrowings on its revolving credit facilities as of the end of either fiscal year.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $7,062 and $7,431 as of October 2, 2015 and October 3, 2014, respectively.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at October 2, 2015 and October 3, 2014.

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

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 4% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

On September 16, 2013, the Company and certain of its subsidiaries entered into a new credit facility with PNC Bank National Association and certain other lenders which terminated the Amended Revolving Credit and Security agreement with PNC Bank National Association and the other lenders named therein, dated as of November 16, 2010.  The new credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank, National Association, as lender and as administrative agent and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has a 60 month term and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings under the facility may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.

The interest rate on the Revolver is based on LIBOR plus an applicable margin.  The applicable margin resets each quarter and ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at October 2, 2015 and October 3, 2014 was approximately 1.4%.

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

As of October 2, 2015, the Company held approximately $55,492 of cash and cash equivalents in bank accounts in foreign jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations at October 2, 2015.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$7,430	$368	$799	$887	$5,376
Operating lease obligations	27,858	5,868	8,204	7,104	6,682
Open purchase orders	72,014	72,014	-	-	-
Contractually obligated interest payments	3,654	382	702	615	1,955
Total contractual obligations	$110,956	$78,632	$9,705	$8,606	$14,013

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at October 2, 2015 were $684 compared to $691 on October 3, 2014 and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of October 2, 2015 or October 3, 2014.

The Company has no other off-balance sheet arrangements.

The Company anticipates making contributions to its defined benefit pension plans of $476 through September 30, 2016.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 18% of the Company’s revenues for the fiscal year ended October 2, 2015 were denominated in currencies other than the U.S. dollar.  Approximately 8% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 4% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of October 2, 2015 and October 3, 2014, the Company held no foreign currency forward contracts.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company's term loans outstanding at October 2, 2015:

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

In assessing the recoverability of the Company's goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  The Company recognized goodwill impairment charges of $6,475 in 2014.  See further discussion at Note 17 to the consolidated financial statements included elsewhere in this report.

The discounted cash flow analysis used to estimate fair value requires a number of key estimates and assumptions.  The Company estimates the future cash flows of the reporting units based on historical and forecasted revenues and operating costs and applies a discount rate to the estimated future cash flows for purposes of the valuation.  This discount rate is based on the estimated weighted average cost of capital, which includes certain assumptions made by management such as market capital structure, market betas, the risk-free rate of return and the estimated costs of borrowing.  Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis in a given year.

In assessing the recoverability of the Company's other indefinite lived intangible assets, the Company estimates the fair value of the various intangible assets.  The fair value of trademarks and patents is estimated using the relief from royalty method.  If the fair value of an intangible asset exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the intangible asset, an impairment loss is recognized for the amount of the difference.  The Company recognized impairment charges of $2,000 on indefinite lived intangible assets in 2014.  See further discussion at Note 17 to the consolidated financial statements included elsewhere in this report.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Application of alternative assumptions, such as changes in the estimate of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-38.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of October 2, 2015, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2015 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

(c)  Attestation Report of Independent Registered Public Accounting Firm

RSM US LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting, which is contained in the Company’s consolidated financial statements under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Director Nominations” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2016.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2016.

The Audit Committee of the Company's Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr., Edward F. Lang and Richard (“Casey”) Sheahan.

ITEM 11.   EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2016.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2016, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2016.

Equity Compensation Plan Information
The following table summarizes share information, as of October 2, 2015, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plans, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2010 Long-Term Stock Incentive Plan	-	$-	659,866
2012 Non-Employee Director Stock Ownership Plan	7,336	-	25,272
2009 Employee Stock Purchase Plan	-	-	20,135
Total All Plans	7,336	-	705,273

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2016. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2016.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2016.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:
  Reports of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets – October 2, 2015 and October 3, 2014
  Consolidated Statements of Operations – Years ended October 2, 2015, October 3, 2014 and September 27, 2013
  Consolidated Statements of Comprehensive Income - Years ended October 2, 2015, October 3, 2014 and September 27, 2013
  Consolidated Statements of Shareholders’ Equity – Years ended October 2, 2015, October 3, 2014 and September 27, 2013
  Consolidated Statements of Cash Flows – Years ended October 2, 2015, October 3, 2014 and September 27, 2013
  Notes to Consolidated Financial Statements
Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 7th day of December 2015.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of December 2015.

/s/Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)

/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Lead Outside Director

/s/ Terry E. London	Director
(Terry E. London)

/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)

/s/ W. Lee McCollum	Director
(W. Lee McCollum)

/s/ Edward F. Lang	Director
(Edward F. Lang)

/s/ Katherine Button Bell	Director
(Katherine Button Bell)

/s/ Richard Sheahan	Director
(Richard (“Casey”) Sheahan)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title
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
10.14
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

10.28+	Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan. (Filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.)
10.29+
Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.)

10.30+
Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.  (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 23, 2013 and incorporated herein by reference.)

10.31+
Form of Restricted Stock Unit Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.  (Filed as Exhibit 10.31 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 5, 2014.)

10.32+	Form of Restricted Stock Unit Agreement (Performance Based) under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.
21	Subsidiaries of the Company as of October 2, 2015.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)
101
The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2015. In making this assessment, management used the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of October 2, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited Johnson Outdoors Inc.'s internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Johnson Outdoors Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Johnson Outdoors Inc. maintained, in all material respects, effective internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Johnson Outdoors Inc. and our report dated December 7, 2015 expressed an unqualified opinion.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 7, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of October 2, 2015 and October 3, 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended October 2, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Johnson Outdoors Inc. as of October 2, 2015 and October 3, 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Johnson Outdoors Inc.’s internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 7, 2015 expressed an unqualified opinion on the effectiveness of Johnson Outdoors Inc.’s internal control over financial reporting.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 7, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 2	October 3	September 27
(thousands, except per share data)	2015	2014	2013
Net sales	$430,489	$425,410	$426,461
Cost of sales	258,756	256,797	255,412
Gross profit	171,733	168,613	171,049
Operating expenses:
Marketing and selling	93,707	87,902	88,218
Administrative management, finance and information systems	43,690	39,078	41,894
Goodwill and other intangible assets impairment	-	8,475	-
Research and development	16,483	16,467	15,346
Total operating expenses	153,880	151,922	145,458
Operating profit	17,853	16,691	25,591
Interest income	(64)	(85)	(91)
Interest expense	865	788	1,285
Other expense (income), net	1,299	(1,434)	(263)
Profit before income taxes	15,753	17,422	24,660
Income tax expense	5,137	8,299	5,333
Net income	$10,616	$9,123	$19,327

Weighted average common shares - Basic:
Class A	8,515	8,420	8,305
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	-	3	6
Weighted average common shares - Dilutive	9,727	9,635	9,523
Net income per common share - Basic:
Class A	$1.08	$0.93	$1.98
Class B	$0.98	$0.84	$1.79
Net income per common share - Diluted:
Class A	$1.06	$0.90	$1.95
Class B	$1.06	$0.90	$1.95
Dividends declared per common share:
Class A	$0.31	$0.38	$-
Class B	$0.28	$0.34	$-

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	October 2	October 3	September 27
(thousands, except per share data)	2015	2014	2013
Comprehensive income:
Net income	$10,616	$9,123	$19,327
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(8,348)	(5,500)	(28)
Write off of currency translation adjustment loss (gain)	177	135	(84)
Change in pension plans, net of tax of $541, $750 and $1,976, respectively	(970)	(1,223)	3,223
Amortization of unrealized loss on interest rate swap	-	-	138
Total other comprehensive (loss) income	(9,141)	(6,588)	3,249
Total comprehensive income	$1,475	$2,535	$22,576

The accompanying notes are an integral part of the Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEETS

	October 2	October 3
(thousands, except share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$69,159	$70,793
Accounts receivable, net	44,798	44,452
Inventories	79,919	66,341
Deferred income taxes	10,649	8,360
Other current assets	4,845	7,604
Total current assets	209,370	197,550
Property, plant and equipment, net of accumulated
depreciation of $116,902 and $108,668, respectively	45,287	46,100
Deferred income taxes	5,218	5,353
Goodwill	14,292	14,416
Other intangible assets, net	11,688	12,518
Other assets	13,349	12,689
Total assets	$299,204	$288,626
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-
Current maturities of long-term debt	368	360
Accounts payable	28,455	27,896
Accrued liabilities:
Salaries, wages and benefits	16,815	14,780
Accrued warranty	4,301	4,078
Income taxes payable	3,837	833
Other	15,778	12,285
Total current liabilities	69,554	60,232
Long-term debt, less current maturities	7,062	7,431
Deferred income taxes	1,182	1,133
Retirement benefits	10,118	7,804
Other liabilities	13,320	13,568
Total liabilities	101,236	90,168
Shareholders' equity:
Preferred stock: none issued	-	-
Common stock:
Class A shares issued and outstanding:	441	439
October 2, 2015: 8,770,612
October 3, 2014: 8,769,426
Class B shares issued and outstanding:	61	61
October 2, 2015: 1,212,382
October 3, 2014: 1,212,382
Capital in excess of par value	69,545	67,882
Retained earnings	125,173	117,573
Accumulated other comprehensive income	3,637	12,778
Treasury stock at cost, shares of Class A common
stock: 33,241 and 11,203, respectively	(889)	(275)
Total shareholders' equity	197,968	198,458
Total liabilities and shareholders' equity	$299,204	$288,626

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 28, 2012	9,892,461	$495	$64,184	$92,817	$(9)	$16,117
Net income	-	-	-	19,327	-	-
Issuance of stock under employee stock purchase plan	9,562	1	227	-	-	-
Award of non-vested shares	70,545	3	(3)	-	-	-
Stock-based compensation	-	-	1,488	-	-	-
Tax effects on stock based awards	-	-	572		-	-
Currency translation adjustment	-	-	-	-	-	(28)
Write off of currency translation adjustment gain	-	-	-	-	-	(84)
Change in pension plans, net of tax of $1,976	-	-	-	-	-	3,223
Purchase of treasury stock at cost	(43,464)	-	-	-	(886)
Reissue of treasury stock	8,300	-	(94)	-	180	-
Amortization of unrealized loss on interest rate swaps	-	-	-	-	-	138
BALANCE AT SEPTEMBER 27, 2013	9,937,404	499	66,374	112,144	(715)	19,366
Net income	-	-	-	9,123	-	-
Dividends declared	-	-	-	(3,694)	-	-
Issuance of stock under employee stock purchase plan	15,969	1	328	-	-	-
Award of non-vested shares	4,910	-	-	-	-	-
Stock-based compensation	-	-	1,688	-	-	-
Tax effects on stock based awards	-	-	493		-	-
Currency translation adjustment	-	-	-	-	-	(5,500)
Write off of currency translation adjustment loss	-	-	-	-	-	135
Change in pension plans, net of tax of $750	-	-	-	-	-	(1,223)
Purchase of treasury stock at cost	(23,399)	-	-	-	(605)
Reissue of treasury stock	46,924	-	(1,001)	-	1,045	-
BALANCE AT OCTOBER 3, 2014	9,981,808	500	67,882	117,573	(275)	12,778
Net income	-	-	-	10,616	-	-
Dividends declared	-	-	-	(3,016)	-	-
Exercise of stock options	-	-	77	-	-	-
Issuance of stock under employee stock purchase plan	8,062	2	194	-	-	-
Award of non-vested shares	40,526	-	-	-	-	-
Stock-based compensation	-	-	1,573	-	-	-
Tax effects on stock based awards	-	-	(8)		-	-
Currency translation adjustment	-	-	-	-	-	(8,348)
Write off of currency translation adjustment loss	-	-	-	-	-	177
Change in pension plans, net of tax of $541	-	-	-	-	-	(970)
Non-vested stock forfeitures	(25,364)	-	-	-	-	-
Purchase of treasury stock at cost	(31,934)	-	-	-	(865)	-
Reissue of treasury stock	9,896	-	(173)	-	251	-
BALANCE AT OCTOBER 2, 2015	9,982,994	$502	$69,545	$125,173	$(889)	$3,637

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	October 2 2015	October 3 2014	September 27 2013
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$10,616	$9,123	$19,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,846	9,978	9,105
Amortization of intangible assets	856	765	650
Amortization of deferred financing costs	122	120	315
Impairment losses	-	8,475	-
Stock based compensation	1,606	1,744	1,488
Amortization of deferred loss on interest rate swap	-	-	138
Write off of currency translation adjustment loss (gain)	178	135	(84)
Provision for doubtful accounts receivable	292	288	769
Provision for inventory reserves	2,123	1,043	1,269
Deferred income taxes	(1,485)	2,667	1,613
Change in operating assets and liabilities:
Accounts receivable, net	(2,534)	(1,484)	(3,144)
Inventories, net	(17,999)	7,815	(8,115)
Accounts payable and accrued liabilities	10,582	(3,825)	3,336
Other current assets	2,599	(4,197)	3,377
Other non-current assets	(284)	(565)	(1,817)
Other long-term liabilities	(160)	1,145	1,595
Other, net	698	(9)	181
	18,056	33,218	30,003
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	-	-	(15,420)
Capital expenditures	(10,409)	(13,263)	(16,333)
Proceeds from sales of property, plant and equipment	15	1,376	-
	(10,394)	(11,887)	(31,753)
CASH USED FOR FINANCING ACTIVITIES
Principal payments on senior notes and other long-term debt	(360)	(542)	(528)
Deferred financing costs paid to lenders	-	(34)	(339)
Common stock transactions	202	638	712
Dividends paid	(2,966)	(2,955)	-
Purchases of treasury stock	(865)	(605)	(886)
	(3,989)	(3,498)	(1,041)
Effect of foreign currency rate changes on cash	(5,307)	(2,734)	(419)
(Decrease) Increase in cash and cash equivalents	(1,634)	15,099	(3,210)
CASH AND CASH EQUIVALENTS
Beginning of period	70,793	55,694	58,904
End of period	$69,159	$70,793	$55,694

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 2, 2015

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Johnson Outdoors Inc. (the "Company") is an integrated, global outdoor recreation products company engaged in the design, manufacture and marketing of brand name outdoor equipment, diving, watercraft and marine electronics products.

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

Fiscal Year
The Company’s fiscal year ends on the Friday nearest September 30. The fiscal year ended October 2, 2015 (hereinafter 2015) comprised 52 weeks.  The fiscal year ended October 3, 2014 (hereinafter 2014) comprised 53 weeks.  The fiscal year ended September 27, 2013 (hereinafter 2013) comprised 52 weeks.

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

Inventories at the end of the respective fiscal years consisted of the following:

	October 2	October 3
	2015	2014
Raw materials	$34,711	$27,295
Work in process	24	72
Finished goods	45,184	38,974
	$79,919	$66,341

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

Property, plant and equipment at the end of the respective years consisted of the following:

	2015	2014
Property improvements	$588	$633
Buildings and improvements	21,127	20,956
Furniture, fixtures and equipment	140,474	133,179
	162,189	154,768
Less accumulated depreciation	116,902	108,668
	$45,287	$46,100

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

See Note 17 for a discussion of the impairment charges recognized as a result of the impairment tests performed in 2014.  The results of the impairment tests performed in 2015 and 2013 indicated no impairment to the Company’s goodwill. Due to the uncertainty of future events, the Company cannot assure that growth rates will not be lower than expected, discount rates will not increase or the projected cash flows of the individual reporting units will not decline, all of which factors could impact the carrying value of any remaining goodwill (or portion thereof) in future periods, and accordingly, whether any impairment losses need to be recorded in future periods.

The changes in the carrying amount of those segments with goodwill and the composition of consolidated net goodwill for fiscal 2015 and 2014 were as follows:

	Segment				Consolidated
	Marine Electronics	Diving	Outdoor Equipment	Consolidated	Gross Goodwill	Accumulated Impairment	Total
Balance at September 27, 2013	$10,367	$4,211	$6,475	$21,053	$60,968	$39,915	$21,053
Impairment	-	-	(6,475)	(6,475)	-	6,475	(6,475)
Amount attributable to movements in foreign currency rates	-	(162)	-	(162)	(162)	-	(162)
Balance at October 3, 2014	$10,367	$4,049	$-	$14,416	$60,806	$46,390	$14,416
Amount attributable to movements in foreign currency rates	-	(124)	-	(124)	(124)	-	(124)
Balance at October 2, 2015	$10,367	$3,925	$-	$14,292	$60,682	$46,390	$14,292

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2015.

During fiscal 2013, the acquisition of Jetboil resulted in indefinite-lived intangible assets of $5,400 consisting of the Jetboil tradename.  During the third quarter of fiscal 2014, forecasted cash flows related to Jetboil declined from the assumptions used in the initial valuation.  This change led the Company to perform an interim impairment test on the acquired indefinite lived intangible assets by comparing their carrying value to their fair value.  The fair value was determined using a relief from royalty method under the income approach which uses projected revenue allocable to the tradename and a royalty rate at which it is assumed a market participant would be willing to incur as its cost in order to manufacture a branded product.  As a result of this analysis, the Company recognized an impairment charge of $2,000 in “Goodwill and other intangible assets impairment” in the accompanying Consolidated Statements of Operations in the Outdoor Equipment segment reducing the fair value of the tradename to $3,400.  There was no additional impairment of indefinite-lived intangible assets recorded for fiscal 2014.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $856, $765 and $650 for 2015, 2014 and 2013, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $836, $502, $458, $458 and $395 for fiscal years 2016, 2017, 2018, 2019 and 2020, respectively.

Intangible assets at the end of the last two years consisted of the following:

	2015			2014
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$4,149	$(3,929)	$220	$4,306	$(4,006)	$300
Other amortizable intangibles	6,746	(2,303)	4,443	6,749	(1,556)	5,193
Non-amortized trademarks	7,025	-	7,025	7,025	-	7,025
	$17,920	$(6,232)	$11,688	$18,080	$(5,562)	$12,518

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances such as unplanned negative cash flow indicate that the carrying amount of these assets may not be fully recoverable.  In such an event, the carrying amount of the asset group is compared to the future undiscounted cash flows expected to be generated by the asset group to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended October 2, 2015.

Balance at September 28, 2012	$4,751
Expense accruals for warranties issued during the period	2,901
Less current period warranty claims paid	2,438
Balance at September 27, 2013	$5,214
Expense accruals for warranties issued during the period	3,717
Less current period warranty claims paid	4,853
Balance at October 3, 2014	$4,078
Expense accruals for warranties issued during the period	5,631
Less current period warranty claims paid	5,408
Balance at October 2, 2015	$4,301

Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets as of  the end of fiscal year 2015, 2014 and 2013 were as follows:

	2015			2014			2013
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$10,253	$-	$10,253	$18,424	$-	$18,424	$23,789	$-	$23,789
Unamortized loss on pension plans	(8,492)	1,876	(6,616)	(6,981)	1,335	(5,646)	(5,008)	585	(4,423)
Accumulated other comprehensive income	$1,761	$1,876	$3,637	$11,443	$1,335	$12,778	$18,781	$585	$19,366

The reclassifications out of AOCI for the year ended October 2, 2015 were as follows:

		Statement of Operations
		Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$622	Cost of sales / Operating expense
Tax effects	(237)	Income tax expense

Foreign currency translation adjustments:
Write off of currency translation amounts	177	Other income and expense

Total reclassifications for the period	$562

The reclassifications out of AOCI for the year ended October 3, 2014 were as follows:

		Statement of Operations
		Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$341	Cost of sales / Operating expense
Tax effects	(130)	Income tax expense

Foreign currency translation adjustments:
Write off of currency translation amounts	135	Other income and expense

Total reclassifications for the period	$346

The changes in AOCI by component, net of tax, for the year ended October 2, 2015 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 3, 2014	$18,424	$(5,646)	$12,778
Other comprehensive income before reclassifications	(8,348)	(2,133)	(10,481)
Amounts reclassified from accumulated other comprehensive income	177	622	799
Tax effects	-	541	541
Balance at October 2, 2015	$10,253	$(6,616)	$3,637

The changes in AOCI by component, net of tax, for the year ended October 3, 2014 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2013	$23,789	$(4,423)	$19,366
Other comprehensive income before reclassifications	(5,500)	(2,314)	(7,814)
Amounts reclassified from accumulated other comprehensive income	135	341	476
Tax effects	-	750	750
Balance at October 3, 2014	$18,424	$(5,646)	$12,778

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

For the years ended October 2, 2015, October 3, 2014 and September 27, 2013, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended October 2, 2015, October 3, 2014 and September 27, 2013, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

There were no stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive for the years ended October 2, 2015, October 3, 2014 and September 27, 2013.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 214,027, 319,632 and 386,409 shares for the years ended October 2, 2015, October 3, 2014 and September 27, 2013, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2015	2014	2013
Net income	$10,616	$9,123	$19,327
Less: Undistributed earnings reallocated to non-vested shareholders	(191)	(304)	(792)
Dilutive earnings	$10,425	$8,819	$18,535
Weighted average common shares – Basic:
Class A	8,515	8,420	8,305
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	-	3	6
Weighted average common shares - Dilutive	9,727	9,635	9,523
Net income per common share – Basic:
Class A	$1.08	$0.93	$1.98
Class B	$0.98	$0.84	$1.79
Net income per common share – Diluted:
Class A	$1.06	$0.90	$1.95
Class B	$1.06	$0.90	$1.95

Stock-Based Compensation

Stock-based compensation cost is recorded for all option grants and awards of non-vested stock and restricted stock units based on their grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award. No stock options were granted in 2015, 2014 or 2013.  See Note 10 of these Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, non-vested stock, and employee stock purchase plans.

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

Foreign Operations and Related Derivative Financial Instruments

The functional currencies of the Company’s foreign operations are the local currencies. Accordingly, assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange existing at the end of the year. Results of operations are translated at monthly average exchange rates. Adjustments resulting from the translation of foreign currency financial statements are classified as “Accumulated other comprehensive income (loss),” a separate component of Shareholders’ equity.

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency losses from transactions of $1,196 and $916 in 2015 and 2013, respectively, and currency gains from transactions of $427 in 2014, all of which were included in the “Other expense (income), net” line of the Company’s Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 18% of the Company’s revenues for the year ended October 2, 2015 were denominated in currencies other than the U.S. dollar. Approximately 8% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 4% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  In 2015 the Company did not use foreign currency forward contracts.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

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

Advertising and promotions expense in 2015, 2014 and 2013 totaled $24,460, $22,135 and $22,902, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $1,049 and $1,156 at October 2, 2015 and October 3, 2014, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $10,838, $10,675 and $10,436 for 2015, 2014 and 2013, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $26,487, less accumulated amortization of $11,858, at October 2, 2015 and $23,350, less accumulated amortization of $9,324, at October 3, 2014.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2015, 2014 and 2013 was $2,535, $2,045 and $1,268, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at October 2, 2015 and October 3, 2014 due to the short maturities of these instruments. During 2015, 2014 and 2013, the Company held investments in equity and debt securities that were carried at fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

Valuation Techniques

Rabbi Trust Assets
Rabbi trust assets, used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan, are included in “Other assets,” and are classified as trading securities.  These assets are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.

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

New Accounting Pronouncements

In May 2014, the FASB issued a new standard on revenue recognition from contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step approach to recognizing revenue based on individual performance obligations in a contract. The new standard will also require additional qualitative and quantitative disclosures about the Company’s contracts with customers, any significant judgments made in applying the revenue guidance, and the Company’s assets recognized from the costs to obtain or fulfill a contract. This guidance becomes effective for the Company at the beginning of its 2019 fiscal year.  The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and its related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The guidance requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting—Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965)". There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory," which amends ASC 330, Inventory. This ASU simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate the adoption of this standard will have a material impact on its Consolidated Financial Statements.

2   INDEBTEDNESS

Debt was comprised of the following at October 2, 2015 and October 3, 2014:

	October 2 2015	October 3 2014
Term loans	$7,430	$7,781
Revolvers	-	-
Other	-	10
Total debt	7,430	7,791
Less current portion of long term debt	368	360
Less short term debt	-	-
Total long-term debt	$7,062	$7,431

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.25% at October 2, 2015 and October 3, 2014.

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

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 4% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.

Revolvers

On September 16, 2013, the Company and certain of its subsidiaries entered into a new credit facility with PNC Bank National Association and certain other lenders which terminated the Amended Revolving Credit and Security agreement with PNC Bank National Association and the other lenders named therein, dated as of November 16, 2010.  The new credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings under this facility may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.  The Company had no borrowings against the Revolving Credit Facility as of October 2, 2015 or October 3, 2014.

The interest rate on the Revolver is based on LIBOR plus an applicable margin.  The applicable margin resets each quarter and ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at October 2, 2015 and October 3, 2014 was approximately 1.4%.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of October 2, 2015.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $684 and $691 at October 2, 2015 and October 3, 2014, respectively.  The Company had no unsecured lines of credit as of October 2, 2015 or October 3, 2014.

Aggregate scheduled maturities of long-term debt as of October 2, 2015 were as follows:

Fiscal Year
2016	$368
2017	389
2018	410
2019	432
2020	455
Thereafter	5,376
Total	$7,430

Interest paid was $754, $672 and $915 for 2015, 2014 and 2013, respectively.

The weighted average borrowing rate for short-term debt was approximately 1.4%, 1.4% and 2.5% for 2015, 2014 and 2013, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt approximated its carrying value as of October 2, 2015 and October 3, 2014.  See Note 4 of these Notes to Consolidated Financial Statements for additional disclosures regarding the fair value.

Under the Company’s Revolving Credit Agreement, a change in control of the Company would constitute an event of default.  A change in control would be deemed to have occurred if, among other events described in the terms of the Credit Agreement, a person or group other than the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) became or obtain rights as a beneficial owner (as interpreted under the Securities Exchange Act of 1934) of a certain percentage of the outstanding capital stock of the Company, if the Johnson Family ceases to own (without lien or encumbrance) at least a certain percentage of the shares of capital stock of the Company with voting power or if the members of the Company’s Board of Directors as of the date of the Credit Agreement (together with any new directors elected to the Board who were also approved for appointment by the then serving directors) cease for any reason to constitute a majority of the Company’s Board of Directors.   At November 27, 2015, the Johnson Family held 3,831,731 shares or approximately 44% of the Class A common stock, 1,211,196 shares or approximately 100% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 18% of the Company’s revenues for the fiscal year ended October 2, 2015 were denominated in currencies other than the U.S. dollar.  Approximately 8% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 4% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of October 2, 2015 and October 3, 2014, the Company held no foreign currency forward contracts.

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

The Company held no interest rate swap contracts in 2015 or 2014.  As of October 2, 2015, the Company was unhedged with respect to interest rate risk on its floating rate debt.

The following discloses the location of the Company’s loss reclassified from Accumulated Other Comprehensive Income (“AOCI”) into net income related to previously held derivative instruments during the years ended October 2, 2015, October 3, 2014, and September 27, 2013:

Loss reclassified from AOCI into:	2015	2014	2013

Interest expense	$-	$-	$138

The following discloses the location and amount of income or loss recognized for changes in the fair value of derivative instruments not designated as hedging instruments for the years ended October 2, 2015, October 3, 2014 and September 27, 2013:

	Location of loss (gain)
Derivatives not designated as	recognized in Statement
hedging instruments	of Operations	2015	2014	2013

Foreign exchange forward contract	Other expense (income), net	$-	$-	$13

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

The following table summarizes the Company's financial assets measured at fair value as of October 2, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,441	$-	$-	$11,441

The following table summarizes the Company's financial assets measured at fair value as of October 3, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$10,933	$-	$-	$10,933

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  The mark-to-market adjustments are recorded in “Other expense (income), net” in the accompanying Consolidated Statements of Operations.

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended October 2, 2015, October 3, 2014 and September 27, 2013, was:

	Location of loss (income) recognized in Statement of Operations	2015	2014	2013

Rabbi trust assets	Other expense (income), net	$638	$(703)	$(1,013)
Foreign currency forward contracts	Other expense (income), net	-	-	13

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.  During 2014, the Company recorded a $2,000 impairment charge in “Goodwill and other intangible assets impairment” on a trademark held by the Outdoor Equipment business reducing its fair value to $3,400.  The Company also recorded an impairment charge on goodwill held by the Outdoor Equipment business during 2014.    A $6,475 charge was included in “Goodwill and other intangible assets impairment” related to this impairment during 2014.  See further discussion of these impairment charges at Note 17 of these Notes to Consolidated Financial Statements.

The following table summarizes the Company’s assets measured at fair value on a non-recurring basis as of October 3, 2014 and the losses recognized as a result of this measurement in 2014.    The assets and losses were all included in the Outdoor Equipment segment.

	Level 1	Level 2	Level 3	Losses incurred

Goodwill	$-	$-	$-	$6,475
Tradename	-	-	3,400	2,000

No assets or liabilities were measured at fair value on a non-recurring basis in 2015.

5   LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at October 2, 2015 were as follows:

Year	Related parties included in total	Total
2016	$853	$5,868
2017	170	4,468
2018		3,736
2019		3,535
2020		3,569
Thereafter		6,682

Rental expense under all leases was approximately $6,933, $8,360 and $8,627 for 2015, 2014 and 2013, respectively.  Rent expense to related parties was $873, $970 and $1,127 for 2015, 2014 and 2013, respectively.

6   INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2015	2014	2013
United States	$11,886	$11,592	$19,885
Foreign	3,867	5,830	4,775
	$15,753	$17,422	$24,660

Income tax expense for the respective years consisted of the following:

	2015	2014	2013
Current:
Federal	$4,916	$3,888	$2,832
State	882	403	470
Foreign	1,469	1,886	1,437
Deferred	(2,130)	2,122	594
	$5,137	$8,299	$5,333

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2015	2014
Deferred tax assets:
Inventories	$2,495	$1,809
Compensation	12,312	10,362
Tax credit carryforwards	4,888	3,462
Net operating loss carryforwards	6,360	7,333
Other	5,532	4,635
Total gross deferred tax assets	31,587	27,601
Less valuation allowance	9,786	8,734
Deferred tax assets	21,801	18,867
Deferred tax liabilities:
Goodwill and other intangibles	1,185	989
Depreciation and amortization	5,411	4,795
Foreign statutory reserves	520	503
Net deferred tax assets	$14,685	$12,580

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheet as of the years ended October 2, 2015 and October 3, 2014 were as follows:

	2015	2014
Current assets	$10,649	$8,360
Non-current assets	5,218	5,353
Non-current liabilities	1,182	1,133
Net deferred tax assets	$14,685	$12,580

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(2.4)	(0.5)	(4.1)
State income tax, net of federal benefit	2.4	4.4	4.5
Tax credit	(18.8)	(6.3)	(3.1)
Deferred tax asset valuation allowance	10.0	(4.3)	(11.5)
Unrecognized tax benefit	1.7	5.4	-
Goodwill impairment	0.0	10.4	-
Other	4.7	3.6	0.8
	32.6%	47.7%	21.6%

The Company’s net operating loss carryforwards and their expirations as of October 2, 2015 were as follows:

	State	Foreign	Total
Year of expiration
2016-2020	$1,357	$2,263	$3,620
2021-2025	3,232	3,298	6,530
2026-2030	30,149	-	30,149
2031-2035	1,693	-	1,693
Indefinite	-	7,150	7,150
Total	$36,431	$12,711	$49,142

The Company has tax credit carryforwards comprised of state credits as shown in the table below.

	State	Federal	Total
Year of expiration
2016-2020	$1,408	$-	$1,408
2021-2025	1,851	-	1,851
2026-2030	1,058	-	1,058
2031-2035	478	-	478
Indefinite	-	93	93
Total	$4,795	$93	$4,888

Under generally accepted accounting principles, the Company considers at each reporting period all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax asset to an amount that is more likely than not to be realized.  The determination of the need for a valuation allowance for the deferred tax assets is dependent upon management’s evaluation of both positive and negative evidence.  Positive evidence includes the probability of achieving forecasted future taxable income, applicable tax strategies and assessments of the current and future economic and business conditions.  Negative evidence includes a jurisdiction’s cumulative losses and expiring tax carryforwards.

The negative impact of the valuation allowance in 2015 was primarily the result of more likely than not realizing a significant portion of the U.S. state deferred tax assets.  In the fourth quarter of 2015, the Company reached the conclusion that it was appropriate to (1) release the valuation allowance against the Italian deferred tax assets due to the sustained positive operating performance of its Italy operations and (2) setup a valuation allowance against the deferred tax assets in Australia and Switzerland due to continued negative operating performance in both of these jurisdictions.

The positive impact of the valuation allowance in fiscal 2014 of a tax benefit was primarily the result of earnings in Italy, Netherlands, Spain and United Kingdom offsetting operating losses in France, Japan and New Zealand.  The Company believed at that time that the negative evidence continued to outweigh the positive evidence and, as such, the valuation allowance during fiscal 2014 remained in place.

For 2013, the positive impact of the valuation allowance on tax expense was primarily the result of the expected usage of foreign tax credits, offset in part by increases in foreign valuation allowances.  Operating losses in France, Netherlands, New Zealand and the United Kingdom were partially offset by income in Italy, Spain and Japan.

Taxes paid were $2,269, $6,581 and $2,399 for 2015, 2014 and 2013, respectively.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The total accrued interest and penalties with respect to income taxes was approximately $787 and $778 for the years ended October 2, 2015 and October 3, 2014, respectively.  Interest and penalties of $148, $186 and ($21) were recorded as a component of income tax expense (benefit) in the accompanying Consolidated Statements of Operations during fiscal years 2015, 2014 and 2013, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the last three fiscal years was as follows:

Balance at September 28, 2012	$1,900
Settlement	(186)
Lapse of statute of limitations	(214)
Gross increases - tax positions in period	655
Balance at September 27, 2013	$2,155
Settlement	-
Lapse of statute of limitations	(161)
Gross increases - tax positions in period	1,097
Balance at October 3, 2014	$3,091
Settlement	(103)
Lapse of statute of limitations	(329)
Gross increases - tax positions in period	698
Balance at October 2, 2015	$3,357

The Company has not provided additional U.S. income taxes on $104,481 of undistributed earnings of consolidated foreign subsidiaries included in shareholders’ equity attributable to the Company.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.  The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.  As of October 2, 2015, the Company held approximately $55,492 of cash and cash equivalents in foreign jurisdictions.

The Company is currently undergoing examinations in Italy and Germany.  The amount of unrecognized tax benefits recognized within the next twelve months may decrease due to expiration of the statute of limitations for certain years in various jurisdictions.  However, it is possible that a jurisdiction may open an audit prior to the statute expiring or one of the aforementioned audits may result in adjustments to the Company’s tax filings.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2012-2015
Canada	2011-2015
France	2011-2015
Germany	2010-2015
Italy	2010-2015
Japan	2012-2015
Switzerland	2005-2015

7        EMPLOYEE BENEFITS

The Company has non-contributory defined benefit pension plans covering certain U.S. employees.  Retirement benefits are generally provided based on employees’ years of service and average earnings.  Normal retirement age is 65, with provisions for earlier retirement.  The Company elected to freeze its U.S. defined benefit pension plans as of September 30, 2009 and, as a result, there are no benefit accruals related to service performed after that date.

The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2015 and 2014 was as follows:

	2015	2014
Projected benefit obligation:
Projected benefit obligation, beginning of year	$25,301	$22,051
Service cost	-	-
Interest cost	1,108	1,078
Actuarial loss	684	3,012
Benefits paid	(881)	(840)
Projected benefit obligation, end of year	26,212	25,301
Fair value of plan assets:
Fair value of plan assets, beginning of year	17,551	15,864
Actual (loss) gain on plan assets	(252)	1,795
Company contributions	602	732
Benefits paid	(881)	(840)
Fair value of plan assets, end of year	17,020	17,551
Funded status of the plans	(9,192)	(7,750)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current pension liabilities	192	189
Non-current pension liabilities	9,000	7,561
Accumulated other comprehensive loss	(8,493)	(6,981)
Components of accumulated other comprehensive loss:
Net actuarial loss	(8,493)	(6,981)
Accumulated other comprehensive loss	$(8,493)	$(6,981)

Net periodic benefit cost for the non-contributory defined benefit pension plans for the respective years included the following pre-tax amounts:

	2015	2014	2013
Interest cost	$1,108	$1,078	$997
Expected return on plan assets	(1,197)	(1,097)	(977)
Amortization of unrecognized net actuarial loss	622	341	666
Net periodic pension cost	533	322	686
Other changes in benefit obligations recognized in other comprehensive income (loss), ("OCI"):
Net actuarial loss (gain)	1,511	1,974	(5,199)
Total recognized in net periodic pension cost and OCI	$2,044	$2,296	$(4,513)

The Company expects to recognize $506 of unrecognized loss amortization as a component of net periodic benefit cost in 2016.  This amount is included in accumulated other comprehensive income as of October 2, 2015.

At October 2, 2015, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $26,212 and $17,020, respectively, and there were no plans with plan assets in excess of benefit obligations. At October 3, 2014, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $25,301 and $17,551, respectively, and there were no plans with plan assets in excess of benefit obligations.

The Company anticipates making contributions to the defined benefit pension plans of $476 through September 30, 2016.

Estimated benefit payments from the Company’s defined benefit plans to participants for each of the next five years and the five years thereafter are as follows:

2016	$1,025
2017	1,034
2018	1,083
2019	1,123
2020	1,178
Five years thereafter	6,368

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years were as follows:

	Projected Benefit Obligation			Net Periodic Pension Cost
	2015	2014	2013	2015	2014	2013
Discount rate	4.35%	4.25%	5.00%	4.25%	5.00%	4.00%
Long-term rate of return	N/A	N/A	N/A	7.50%	7.50%	7.50%
Average salary increase rate	N/A	N/A	N/A	N/A	N/A	N/A

The change in discount rates in 2015 resulted in an actuarial gain during 2015 of approximately $390.  The change in discount rates in 2014 resulted in actuarial losses during 2014 of approximately $2,640.   The change in discount rates in 2013 resulted in an actuarial gain during 2013 of approximately $3,500.  The remainder of the actuarial gains or losses for each of the three years was related to adjustments to mortality tables and other modifications to actuarial assumptions.

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

The Company’s pension plans’ weighted average asset allocations at October 2, 2015 and October 3, 2014, by asset category were as follows:

	2015	2014
Equity securities	74%	74%
Fixed income securities	25%	24%
Other securities	1%	2%
	100%	100%

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

The following table summarizes the Company’s pension plan assets measured at fair value as of October 2, 2015:

	Level 1	Level 2	Level 3	Total
Description:
Mutual fund	$16,821	$-	$-	$16,821
Money market funds	44	-	-	44
Group annuity contract	-	-	155	155
Total	$16,865	$-	$155	$17,020

The following table summarizes the Company’s pension plan assets measured at fair value as of October 3, 2014:

	Level 1	Level 2	Level 3	Total
Description:
Mutual fund	$17,299	$-	$-	$17,299
Money market funds	36	-	-	36
Group annuity contract	-	-	216	216
Total	$17,335	$-	$216	$17,551

The tables below set forth a summary of changes in fair value of the Company’s Level 3 pension plan assets for the years ended October 2, 2015 and October 3, 2014:

	2015	2014
Level 3 assets, beginning of year	$216	$270
Purchases	3	7
Unrealized loss	(10)	(15)
Sales	(54)	(46)
Level 3 assets, end of year	$155	$216

The fair values of the money market fund and mutual fund assets were derived from quoted market prices as substantially all of these instruments have active markets.  The fair value of the group annuity contract was derived using a discounted cash flow model with inputs based on current yields of similar instruments with comparable durations.  The asset allocation of the mutual fund is a U.S. large-cap blend based on a moderate allocation style, generally investing approximately 70% to 75% in equity securities and the remainder in fixed income securities.  The annuity contract consists of high quality bonds.

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is classified as Other liabilities on our accompanying Consolidated Balance Sheets, was approximately $11,445 and $10,938 as of October 2, 2015 and October 3, 2014, respectively.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $1,093, $1,061 and $931 for 2015, 2014 and 2013, respectively.

8           PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9   COMMON STOCK

The number of authorized and outstanding shares of each class of the Company's common stock at the end of the respective years was as follows:

	2015	2014
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,770,612	8,769,426
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,212,382	1,212,382

Holders of Class A common stock are entitled to elect 25% of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2015 and 2014, there were 0 and 38 shares of Class B common stock converted into Class A common stock, respectively.

10   STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan there were 685,138 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at October 2, 2015.  Shares issued pursuant to the exercise of stock options or grants of restricted stock are typically issued first out of treasury stock to the extent that treasury shares are available.

The Company recognized tax benefits from the exercise of stock options and the vesting of restricted stock of $482, $493 and $572 for 2015, 2014 and 2013, respectively.  These amounts were recorded as increases in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and are currently exercisable. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options in 2015, 2014 or 2013.

A summary of stock option activity related to the Company’s plans is shown below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at September 27, 2013	15,066	$18.16
Exercised	(3,900)	19.88
Cancelled	(1,950)	19.88
Outstanding and exercisable at October 3, 2014	9,216	17.07
Exercised	(9,216)	17.07
Outstanding and exercisable at October 2, 2015	-	-	$-	-

The intrinsic values of the stock received upon exercise of such options at their date of exercise during 2015, 2014 and 2013 were $221, $96 and $171, respectively.

The Company received cash proceeds from stock option exercises totaling $118, $78 and $86 for the years ending October 2, 2015, October 3, 2014 and September 27, 2013, respectively.

Non-Vested Stock

All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest within five years after the grant date.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s shares traded.

A summary of non-vested stock activity for the two year period ended October 2, 2015 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at September 27, 2013	386,409	$13.78
Non-vested stock grants	47,934	27.70
Restricted stock vested	(114,711)	10.32
Non-vested stock at October 3, 2014	319,632	17.10
Non-vested stock grants	38,222	30.05
Non-vested stock forfeited	(25,364)	21.27
Restricted stock vested	(118,463)	12.57
Non-vested stock at October 2, 2015	214,027	$21.43

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 30,353 and 24,719 during 2015 and 2014, respectively.  The fair value of restricted stock vested during 2015, 2014 and 2013 was approximately $3,294, $3,123 and $3,607, respectively.  The weighted average grant date fair value for non-vested stock issued in 2015 and 2014 was $30.05 and $27.70, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,287, $1,523 and $1,400 during 2015, 2014 and 2013, respectively.  The tax benefit recognized during 2015, 2014 and 2013 related to stock based compensation was $598, $641 and $532, respectively.  Unrecognized compensation cost related to non-vested stock as of  October 2, 2015 was $1,431, which amount will be amortized to expense through November 2018 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2015 and in prior years have been granted at their fair market value on the date of grant and vest on the one year anniversary of the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.

The Company issued 7,336, 10,792 and 6,600 restricted stock units at a weighted average grant date fair value of $33.40, $22.71 and $22.73 for the years ended October 2, 2015, October 3, 2014 and September 27, 2013, respectively.

Stock compensation expense, net of forfeitures, related to restricted stock units was $286, $165 and $88 for the years ended October 2, 2015, October 3, 2014 and September 27, 2013, respectively.  Unrecognized compensation cost related to non-vested restricted stock units as of October 2, 2015 was $102, which amount will be amortized to expense through February 2016 or adjusted for changes in future estimated or actual forfeitures.

Employee Stock Purchase Plan

The 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company issued 8,062, 15,969 and 9,562 shares of Class A common stock under the Purchase Plan during the years 2015, 2014 and 2013, respectively, and recognized expense of $33, $57 and $41 in 2015, 2014 and 2013, respectively.

11   RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family and other related parties. These transactions include consulting services, aviation services, office rental, and certain administrative activities. Total costs of these transactions were $1,112, $1,246 and $1,434 for 2015, 2014 and 2013, respectively.  Amounts due to/from related parties were immaterial at October 2, 2015 and October 3, 2014.

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

A summary of the Company’s operations by business segment is presented below:

	2015	2014	2013
Net sales:
Marine Electronics:
Unaffiliated customers	$262,184	$249,344	$247,474
Interunit transfers	334	217	270
Outdoor Equipment:
Unaffiliated customers	47,526	47,393	44,147
Interunit transfers	47	50	76
Watercraft:
Unaffiliated customers	48,805	49,349	50,745
Interunit transfers	156	143	113
Diving
Unaffiliated customers	71,414	78,779	83,532
Interunit transfers	711	780	1,004
Other / Corporate	560	545	563
Eliminations	(1,248)	(1,190)	(1,463)
Total	$430,489	$425,410	$426,461
Operating profit (loss):
Marine Electronics	$26,055	$30,722	$32,172
Outdoor Equipment	3,847	(3,726)	2,180
Watercraft	1,620	210	(2,116)
Diving	934	3,596	5,694
Other / Corporate	(14,603)	(14,111)	(12,339)
	$17,853	$16,691	$25,591
Depreciation and amortization expense:
Marine Electronics	$7,749	$6,409	$5,371
Outdoor Equipment	1,128	1,099	1,051
Watercraft	972	1,274	1,483
Diving	826	904	839
Other / Corporate	1,149	1,177	1,326
	$11,824	$10,863	$10,070
Capital expenditures:
Marine Electronics	$6,739	$9,726	$12,400
Outdoor Equipment	427	348	381
Watercraft	889	837	1,282
Diving	661	947	973
Other / Corporate	1,693	1,405	1,297
	$10,409	$13,263	$16,333
Goodwill, net:
Marine Electronics	$10,367	$10,367
Outdoor Equipment	-	-
Watercraft	-	-
Diving	3,925	4,049
	$14,292	$14,416
Total assets (end of period):
Marine Electronics	$125,113	$111,411
Outdoor Equipment	33,663	32,033
Watercraft	20,898	20,367
Diving	62,589	64,933
Other / Corporate	56,941	59,882
	$299,204	$288,626

A summary of the Company’s operations by geographic area is presented below:

	2015	2014	2013
Net sales:
United States:
Unaffiliated customers	$350,340	$337,603	$327,606
Interunit transfers	17,872	16,186	19,881
Europe:
Unaffiliated customers	35,547	40,659	46,740
Interunit transfers	9,371	12,349	12,018
Canada:
Unaffiliated customers	28,155	27,715	29,656
Interunit transfers	11	11	4
Other:
Unaffiliated customers	16,447	19,433	22,459
Interunit transfers	82	186	664
Eliminations	(27,336)	(28,732)	(32,567)
	$430,489	$425,410	$426,461
Total assets:
United States	$210,060	$190,069
Europe	59,740	65,116
Canada and other	29,404	33,441
	$299,204	$288,626
Long-term assets (1):
United States	$79,045	$79,585
Europe	5,162	5,669
Canada and other	409	469
	$84,616	$85,723

(1)   Long term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

The Company had no single customer that accounted for more than 10% of its net sales in fiscal 2015, 2014 or 2013.

13        CONTINGENCIES

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

14        SUBSEQUENT EVENT

On October 27, 2015, the Company purchased certain assets for approximately $2,000.  On that same day, the Company also acquired a diving technology venture for approximately $3,000.  These transactions will all be accounted for in the Diving segment.

15        VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2015, 2014 and 2013:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year ended October 2, 2015
Allowance for doubtful accounts	$2,665	$292	$628	$2,329
Reserves for inventory valuation	3,950	2,123	1,194	4,879
Valuation of deferred tax assets	8,734	2,602	1,550	9,786
Reserves for sales returns	1,428	3,139	2,622	1,945
Year ended October 3, 2014
Allowance for doubtful accounts	$3,759	$288	$1,382	$2,665
Reserves for inventory valuation	4,015	1,043	1,108	3,950
Valuation of deferred tax assets	9,479	668	1,413	8,734
Reserves for sales returns	1,129	2,553	2,254	1,428
Year ended September 27, 2013
Allowance for doubtful accounts	$4,172	$769	$1,182	$3,759
Reserves for inventory valuation	5,679	1,269	2,933	4,015
Valuation of deferred tax assets	13,299	1,262	5,082	9,479
Reserves for sales returns	1,367	1,857	2,095	1,129

16        QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2015	2014	2015	2014	2015	2014	2015	2014

Net sales	$70,822	$79,100	$133,111	$124,273	$140,883	$137,133	$85,673	$84,904
Gross profit	27,334	29,929	51,936	48,846	58,752	55,819	33,711	34,019
Operating profit (loss)	(7,331)	(2,908)	7,623	11,546	16,421	9,332	1,140	(1,279)
Income (loss) before income taxes	(6,924)	(2,920)	6,820	11,214	16,101	10,105	(244)	(977)
Income tax expense (benefit)	(2,730)	(727)	3,174	3,810	6,104	5,407	(1,411)	(191)
Net income (loss)	$(4,194)	$(2,193)	$3,646	$7,404	$9,997	$4,698	$1,167	$(786)
Net income (loss) per common share - Basic:
Class A	$(0.42)	$(0.22)	$0.37	$0.75	$1.01	$0.48	$0.12	$(0.08)
Class B	$(0.42)	$(0.22)	$0.34	$0.68	$0.92	$0.43	$0.11	$(0.07)
Net income (loss) per common share - Diluted:
Class A	$(0.42)	$(0.22)	$0.36	$0.74	$1.00	$0.47	$0.12	$(0.08)
Class B	$(0.42)	$(0.22)	$0.36	$0.74	$1.00	$0.47	$0.12	$(0.08)

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the entire year.

17        ACQUISITION

On November 14, 2012, the Company acquired all of the outstanding common and preferred stock of Jetboil, Inc. (“Jetboil”) in a purchase transaction with Jetboil’s founders and other shareholders (the “Sellers”).  Jetboil, founded and based in Manchester, New Hampshire, designs and manufactures the world’s top brand of portable outdoor cooking systems.

The $15,420 of consideration paid in this acquisition was funded with existing cash and credit facilities. Approximately $3,200 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that might be made by the Company against the Sellers in connection with the inaccuracy of certain representations and warranties made by Sellers or related to the breach or nonperformance of certain other actions or conditions related to the acquisition, for a period of 15 months from the acquisition date.  On February 14, 2014, the Company filed an indemnity claim against the Sellers and, as a result, received a distribution of  $1,600 from the escrow during the third fiscal quarter of 2014, which was recorded as a favorable adjustment in “Administrative management, finance and information systems” in the accompanying Consolidated Statement of Operations in the Outdoor Equipment segment.    The remaining escrow balance was released to the Seller during the Company’s fiscal 2014.

The acquisition included an indefinite lived tradename valued at $5,400.  During the third quarter of fiscal 2014, forecasted cash flows related to Jetboil declined from the assumptions used in the initial valuation.  This change led the Company to perform an interim impairment test on the acquired indefinite lived intangible assets.  The test consisted of comparing the carrying value of the assets to their fair value.  The fair value was determined using a relief from royalty method under the income approach which uses projected revenue allocable to the tradename and a royalty rate at which it is assumed a market participant would be willing to incur as its cost to manufacture branded product.    As a result of this analysis, the Company recognized an impairment charge of $2,000 in “Goodwill and other intangible asset impairment” in the accompanying Consolidated Statements of Operations in the Outdoor Equipment segment in the third quarter of fiscal 2014.

Based on these same indicators of potential impairment, the Company also performed an impairment analysis on the goodwill related to the Outdoor Equipment-Consumer reporting unit using the income approach based on estimated cash flows.  As of the measurement date of June 27, 2014, the carrying value of the reporting unit exceeded its indicated fair value.  As a result, the Company proceeded to Step 2 of the impairment test and determined an impairment charge of $6,475, the entire carrying amount, was required.    The charge was included in “Goodwill and other intangible asset impairment” in the third quarter of fiscal 2014 in the accompanying Consolidated Statements of Operations in the Outdoor Equipment segment.  The Company also evaluated long-lived assets and identified no impairment on those assets.  There were no further impairment charges recorded in fiscal 2015.