Form 10-K/A
period 2015-10-02
JOHNSON OUTDOORS INC
filed 2015-12-11
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of Johnson Outdoors Inc. on Form 10-K for the period ended October 2, 2015, originally submitted to the U.S. Securities and Exchange Commission on December 7, 2015 and filed on December 8, 2015, is being filed by Johnson Outdoors, Inc. for the sole purpose of correcting the Interactive Data File furnished as Exhibit 101 to the original Form 10-K filing.  In the original filing of the Form 10-K, certain of the Interactive Data Files furnished in the filing as part of Exhibit 101 contained incorrect Level 1, 2 and 3 tags.

No other changes have been made to the original Form 10-K Annual Report in this Amendment.  This Amendment speaks as of the original date of our Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Previously filed in Item 8 of Part II of the Form 10-K Annual Report for the fiscal year ended October 2, 2015, which was originally submitted to the U.S. Securities and Exchange Commission on December 7, 2015 and filed on December 8, 2015, are the following:
     Reports of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets – October 2, 2015 and October 3, 2014
    Consolidated Statements of Operations – Years ended October 2, 2015, October 3, 2014 and September 27, 2013
    Consolidated Statements of Comprehensive Income – Years ended October 2, 2015, October 3, 2014 and September 27, 2013
    Consolidated Statements of Shareholders’ Equity – Years ended October 2, 2015, October 3, 2014 and September 27, 2013
    Consolidated Statements of Cash Flows – Years ended October 2, 2015, October 3, 2014 and September 27, 2013
    Notes to Consolidated Financial Statements
Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 11th day of December 2015.

JOHNSON OUTDOORS INC. (Registrant) /s/ Helen P. Johnson-Leipold
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

10.32+
Form of Restricted Stock Unit Agreement (Performance Based) under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.  (Filed as Exhibit 10.32 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2015.)

21	Subsidiaries of the Company as of October 2, 2015. (Filed as Exhibit 21 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2015.)
23	Consent of Independent Registered Public Accounting Firm. (Filed as Exhibit 23 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2015.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)
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