Form 10-Q
period 2016-01-01
JOHNSON OUTDOORS INC
filed 2016-02-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2016

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

As of January 29, 2016, 8,805,489 shares of Class A and 1,212,382 shares of Class B common stock of the Registrant were outstanding.

1

JOHNSON OUTDOORS, INC.

2

PART I               FINANCIAL INFORMATION
Item 1.                Financial Statements

JOHNSON OUTDOORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	January 1	January 2
(thousands, except per share data)	2016	2015
Net sales	$85,298	$70,822
Cost of sales	51,999	43,488
Gross profit	33,299	27,334
Operating expenses:
Marketing and selling	19,999	18,499
Administrative management, finance and information systems	10,154	11,911
Research and development	4,046	4,255
Total operating expenses	34,199	34,665
Operating loss	(900)	(7,331)
Interest income	(8)	(22)
Interest expense	190	187
Other income	(563)	(572)
Loss before income taxes	(519)	(6,924)
Income tax expense (benefit)	15	(2,730)
Net loss	$(534)	$(4,194)

Weighted average common shares - Basic:
Class A	8,582	8,469
Class B	1,212	1,212
Participating securities	187	310
Dilutive stock options and restricted stock units	-	-
Weighted average common shares - Dilutive	9,981	9,991
Net loss per common share - Basic:
Class A	$(0.05)	$(0.42)
Class B	$(0.05)	$(0.42)
Net loss per common share - Diluted:
Class A	$(0.05)	$(0.42)
Class B	$(0.05)	$(0.42)
Dividends declared per common share:
Class A	$0.08	$0.08
Class B	$0.07	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	January 1	January 2
(thousands, except per share data)	2016	2015
Comprehensive loss:
Net loss	$(534)	$(4,194)
Other comprehensive (loss) income:
Foreign currency translation loss	(1,777)	(3,554)
Change in pension plans, net of tax of $59 and $0, respectively	96	85
Total other comprehensive loss	(1,681)	(3,469)
Total comprehensive loss	$(2,215)	$(7,663)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	January 1	October 2	January 2
(thousands, except share data)	2016	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$49,356	$69,159	$57,553
Accounts receivable, net	66,057	44,798	57,254
Inventories	93,898	79,919	82,429
Other current assets	5,324	4,845	10,692
Total current assets	214,635	198,721	207,928
Property, plant and equipment, net of accumulated
depreciation of $119,171, $116,902 and $109,915, respectively	45,296	45,287	45,130
Deferred income taxes	16,457	15,867	13,000
Goodwill	19,624	14,292	14,295
Other intangible assets, net	11,470	11,688	12,297
Other assets	13,992	13,349	13,271
Total assets	$321,474	$299,204	$305,921
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-	$-
Current maturities of long-term debt	366	368	354
Accounts payable	35,055	28,455	33,239
Accrued liabilities:
Salaries, wages and benefits	11,398	16,815	10,887
Accrued warranty	4,258	4,301	3,539
Income taxes payable	2,953	3,837	343
Other	16,038	15,778	12,862
Total current liabilities	70,068	69,554	61,224
Long-term debt, less current maturities	31,230	7,062	32,082
Deferred income taxes	1,161	1,182	1,327
Retirement benefits	9,979	10,118	8,626
Other liabilities	13,954	13,320	13,164
Total liabilities	126,392	101,236	116,423
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	441	441	439
January 1, 2016: 8,805,489
October 2, 2015: 8,770,612
January 2, 2015: 8,790,733
Class B shares issued and outstanding:	61	61	61
January 1, 2016: 1,212,382
October 2, 2015: 1,212,382
January 2, 2015: 1,212,382
Capital in excess of par value	69,751	69,545	67,828
Retained earnings	123,846	125,173	112,637
Accumulated other comprehensive income	1,956	3,637	9,309
Treasury stock at cost, shares of Class A common
stock: 37,015, 33,241 and 28,118, respectively	(973)	(889)	(776)
Total shareholders' equity	195,082	197,968	189,498
Total liabilities and shareholders' equity	$321,474	$299,204	$305,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	January 1, 2016	January 2, 2015
CASH USED FOR OPERATING ACTIVITIES
Net loss	$(534)	$(4,194)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,620	2,599
Amortization of intangible assets	215	214
Amortization of deferred financing costs	31	31
Stock based compensation	501	464
Deferred income taxes	(651)	679
Change in operating assets and liabilities:
Accounts receivable, net	(21,496)	(13,304)
Inventories, net	(14,200)	(16,931)
Accounts payable and accrued liabilities	598	1,516
Other current assets	(452)	(3,187)
Other non-current assets	22	7
Other long-term liabilities	(157)	52
Other, net	(54)	(96)
	(33,557)	(32,150)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(5,250)	-
Capital expenditures	(2,547)	(1,753)
	(7,797)	(1,753)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from short-term notes payable and revolving credit lines	23,911	24,740
Principal payments on senior notes and other long-term debt	(60)	(95)
Common stock transactions	97	(564)
Dividends paid	(790)	(741)
Purchases of treasury stock	(476)	(501)
	22,682	22,839
Effect of foreign currency rate changes on cash	(1,131)	(2,176)
(Decrease) Increase in cash and cash equivalents	(19,803)	(13,240)
CASH AND CASH EQUIVALENTS
Beginning of period	69,159	70,793
End of period	$49,356	$57,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of January 1, 2016 and January 2, 2015, and their results of operations and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2015 which was filed with the Securities and Exchange Commission on December 8, 2015, and amended by Amendment No. 1 filed on December 11, 2015 with the Securities and Exchange Commission.

Due to seasonal variations and other factors, the results of operations for the three months ended January 1, 2016 are not necessarily indicative of the results to be expected for the Company's full 2016 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2       ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,354, $2,329 and $2,608 as of the periods ended January 1, 2016, October 2, 2015 and January 2, 2015, respectively. The increase in net accounts receivable to $66,057 as of January 1, 2016 from $44,798 as of October 2, 2015 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

JOHNSON OUTDOORS, INC.
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

For the three month periods ended January 1, 2016 and January 2, 2015, basic income (loss) per share for the Class A and Class B shares has been presented using the two class method described above and reflects the allocation of undistributed losses described above.

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

For the three month periods ended January 1, 2016 and January 2, 2015, the effects of stock options and non-vested restricted stock units are excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive.

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 and 9,216 for the three month periods ended January 1, 2016 and January 2, 2015, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 183,830 and 278,659 for the three months ended January 1, 2016 and January 2, 2015, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 41,722 and 10,792 for the three month periods ended January 1, 2016 and January 2, 2015, respectively.

4       STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for equity incentive awards) there were 595,902 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at January 1, 2016.

JOHNSON OUTDOORS, INC.

Stock Options

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during either of the three month periods ended January 1, 2016 or January 2, 2015.  As of January 1, 2016, no further stock options were outstanding.

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

A summary of non-vested stock activity for the three months ended January 1, 2016 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 2, 2015	214,027	$21.43
Non-vested stock grants	54,850	24.16
Restricted stock vested	(98,520)	21.48
Non-vested stock at January 1, 2016	170,357	23.62

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 19,973 and 16,915 during the three month periods ended January 1, 2016 and January 2, 2015, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $371 and $403 for the three month periods ended January 1, 2016 and January 2, 2015, respectively.  Unrecognized compensation cost related to non-vested stock as of January 1, 2016 was $2,407, which amount will be amortized to expense through November 2019 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended January 1, 2016 and January 2, 2015 was $2,349 and $2,346, respectively.

Restricted Stock Units

All restricted stock units awarded by the Company have been granted at their fair market value on the date of grant and vest within one or three years after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.  There were 41,722 restricted stock units unvested and outstanding as of January 1, 2016 with a weighted average grant date fair value of $25.78.  There were 10,792 restricted stock units unvested and outstanding as of January 2, 2015 with a weighted average grant date fair value of $22.71.

JOHNSON OUTDOORS, INC.

The Company issued 34,386 restricted stock units at a weighted average grant price of $24.16 during the three month period ended January 1, 2016 and 0 restricted stock units during the three month period ended January 2, 2015.

Stock compensation expense, net of forfeitures, related to restricted stock units was $130 for the three months ended January 1, 2016 and $61 for the three months ended January 2, 2015.  Unrecognized compensation cost related to non-vested restricted stock units as of January 1, 2016 was $802, which amount will be amortized to expense through November 2018 or adjusted for changes in future estimated or actual forfeitures.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company did not issue any shares under the Employees’ Stock Purchase Plan during either of the three month periods ended January 1, 2016 or January 2, 2015.

5           PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three month periods ended January 1, 2016 and January 2, 2015 were as follows:

	Three Months Ended
	January 1	January 2
	2016	2015

Components of net periodic benefit cost:
Service cost	$-	$-
Interest on projected benefit obligation	277	269
Less estimated return on plan assets	299	274
Amortization of unrecognized losses	155	85
Net periodic benefit cost	$133	$80

6       INCOME TAXES

For the three months ended January 1, 2016 and January 2, 2015, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended
	January 1	January 2
(thousands, except tax rate data)	2016	2015
Loss before income taxes	$(519)	$(6,924)
Income tax expense (benefit)	15	(2,730)
Effective income tax rate	-2.9%	39.4%

JOHNSON OUTDOORS, INC.

The change in the Company’s effective tax rate for the three months ended January 1, 2016 versus the prior year period was primarily due to the impact of the positive earnings in tax-paying jurisdictions being less than the negative earnings in the jurisdictions the Company maintains a valuation allowances for which no tax expense or benefit is recognized.

Variances in income or loss for entities that have a valuation allowance, primarily in non-US tax jurisdictions, will drive fluctuations in the effective tax rate.  The impact of the Company’s operations in these foreign locations is removed from overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended January 1, 2016 and January 2 2015 were:

January 1	January 2
2016	2015
Japan	Japan
France	France
Switzerland	Indonesia
Italy	Italy
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
Australia	United Kingdom

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2016 fiscal year tax expense is anticipated to include approximately $400 related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.  The Company is projecting accrued interest of $200 related to uncertain income tax positions for the fiscal year ending September 30, 2016.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy, Germany and Indonesia.  As of the date of this report, the following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2012-2015
Canada	2011-2015
France	2011-2015
Germany	2010-2015
Italy	2010-2015
Japan	2012-2015
Switzerland	2005-2015

The Company recorded net non-current deferred tax assets of $16,457 and $13,000, as of January 1, 2016 and January 2, 2015, respectively.  See “Note 14 – New Accounting Pronouncements” for additional information.

JOHNSON OUTDOORS, INC.

7       INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	January 1	October 2	January 2
	2016	2015	2015
Raw materials	$35,496	$34,711	$34,744
Work in process	203	24	251
Finished goods	58,199	45,184	47,434
	$93,898	$79,919	$82,429

8       GOODWILL

The changes in goodwill during the three months ended January 1, 2016 and January 2, 2015 were as follows:

	January 1	January 2
	2016	2015
Balance at beginning of period	$14,292	$14,416
Seabear acquisition	5,385	-
Amount attributable to movements in foreign currency rates	(53)	(121)
Balance at end of period	$19,624	$14,295

9       WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company's warranty activity for the three months ended January 1, 2016 and January 2, 2015.

	January 1	January 2
	2016	2015
Balance at beginning of period	$4,301	$4,078
Expense accruals for warranties issued during the period	1,128	789
Less current period warranty claims paid	1,171	1,328
Balance at end of period	$4,258	$3,539

JOHNSON OUTDOORS, INC.
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

11       INDEBTEDNESS

Debt was comprised of the following at January 1, 2016, October 2, 2015, and January 2, 2015:

	January 1 2016	October 2 2015	January 2 2015
Term loans	$7,371	$7,430	$7,696
Revolvers	23,942	-	24,740
Other	283	-	-
Total debt	31,596	7,430	32,436
Less current portion of long term debt	366	368	354
Less short term debt	-	-	-
Total long-term debt	$31,230	$7,062	$32,082

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.5% and 5.25% at January 1, 2016 and January 2, 2015, respectively.

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

JOHNSON OUTDOORS, INC.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at January 1, 2016 and January 2, 2015 was approximately 1.7% and 1.4%, respectively.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of January 1, 2016 or January 2, 2015.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled $682 and $655 at January 1, 2016 and January 2, 2015, respectively.  The Company had no unsecured lines of credit as of January 1, 2016 or January 2, 2015.

Aggregate scheduled maturities of long-term debt as of January 1, 2016, for the remainder of fiscal 2016 and subsequent fiscal years, were as follows:

Fiscal Year
2016	$272
2017	381
2018	24,345
2019	426
2020	732
Thereafter	5,440
Total	$31,596

Balances carried on the Revolver not in excess of the seasonal borrowing limit may be repaid at the Company’s discretion at any time through the maturity date.

Interest paid for the three month periods ended January 1, 2016 and January 2, 2015 was $135 and $156, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of January 1, 2016 and January 2, 2015 approximated its carrying value.

JOHNSON OUTDOORS, INC.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 15% of the Company’s revenues for the three month period ended January 1, 2016 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros, 4% were denominated in Canadian dollars and 3% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of January 1, 2016 and January 2, 2015, the Company held no foreign currency forward contracts.

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

JOHNSON OUTDOORS, INC.

• Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at January 1, 2016, October 2, 2015 and January 2, 2015 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company's financial assets measured at fair value as of January 1, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$12,142	$-	$-	$12,142

The following table summarizes the Company's financial assets measured at fair value as of October 2, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,441	$-	$-	$11,441

The following table summarizes the Company's financial assets measured at fair value as of January 2, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,567	$-	$-	$11,567

JOHNSON OUTDOORS, INC.

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three month periods ended January 1, 2016 and January 2, 2015 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	January 1	January 2
	Operations	2016	2015
Rabbi trust assets	Other expense (income), net	$63	$118

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended January 1, 2016 or January 2, 2015.

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

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”.  Pursuant to this update, all deferred tax assets and liabilities, and any related valuation allowances are required to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to retrospectively adopt this accounting standard in the beginning of the first quarter of fiscal 2016 and as a result, prior periods in our Consolidated Financial Statements were adjusted.

On September 25, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, requiring an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and to present or disclose the portion of the amount of adjustment recorded in current-period earnings by the line item where the adjustment would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.  The Company has elected to adopt the accounting standard at the beginning of the second quarter of fiscal 2016 and does not anticipate a significant impact to the Company’s financial position as a result of this change.

15       SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. During the three months ended January 1, 2016, net sales to one customer of the Company’s Marine Electronics, Outdoor Equipment and Watercraft segments represented approximately $12,000 of the Company’s consolidated revenues.  The Company had no single customer that represented more than 10% of its total net sales during the three month period ended January 2, 2015.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

JOHNSON OUTDOORS, INC.

	Three Months Ended
	January 1	January 2	October 2
	2016	2015	2015
Net sales:
Marine Electronics:
Unaffiliated customers	$58,558	$43,529
Interunit transfers	42	14
Outdoor Equipment:
Unaffiliated customers	6,306	6,373
Interunit transfers	8	9
Watercraft:
Unaffiliated customers	6,373	5,448
Interunit transfers	5	7
Diving
Unaffiliated customers	14,009	15,429
Interunit transfers	283	85
Other / Corporate	52	43
Eliminations	(338)	(115)
Total	$85,298	$70,822
Operating profit (loss):
Marine Electronics	$5,695	$(1,587)
Outdoor Equipment	(202)	(345)
Watercraft	(535)	(1,026)
Diving	(1,874)	(336)
Other / Corporate	(3,984)	(4,037)
	$(900)	$(7,331)
Total assets (end of period):
Marine Electronics	$153,785	$136,022	$125,113
Outdoor Equipment	32,311	32,800	33,663
Watercraft	23,760	23,293	20,898
Diving	68,058	65,984	62,589
Other / Corporate	43,560	47,822	56,941
	$321,474	$305,921	$299,204

1
16       ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (AOCI) by component, net of tax, for the three months ended January 1, 2016 were as follows:

The changes in AOCI by component, net of tax, for the three month period ended January 2, 2016  were as follows:

JOHNSON OUTDOORS, INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2015	$10,523	$(6,616)	$3,637
Other comprehensive loss before reclassifications	(1,777)	-	(1,777)
Amounts reclassified from accumulated other comprehensive income	-	155	155
Tax effects	-	(59)	(59)
Balance at January 1, 2016	$8,476	$(6,520)	$1,956

The changes in AOCI by component, net of tax, for the three months ended January 2, 2015 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 3, 2014	$18,424	$(5,646)	$12,778
Other comprehensive loss before reclassifications	(3,554)	-	(3,554)
Amounts reclassified from accumulated other comprehensive income	-	85	85
Tax effects	-	-	-
Balance at January 2, 2015	$14,870	$(5,561)	$9,309

The reclassifications out of AOCI for the three month period ended January 1, 2016 were as follows:

		Statement of Operations
		Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$155	Cost of sales / Operating expense
Tax effects	(59)	Income tax expense
Total reclassifications for the period	$96

The reclassifications out of AOCI for the three months ended January 2, 2015 were as follows:

		Statement of Operations
		Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$85	Cost of sales / Operating expense
Tax effects	-	Income tax expense
Total reclassifications for the period	$85

17.       ACQUISITION

On October 27, 2015, the Company acquired all of the outstanding common stock of SeaBear GmbH (“SeaBear”) and related patents and other assets in a purchase transaction with SeaBear’s sole shareholder (the “Seller”).  SeaBear, founded and based in Leoben, Austria, specializes in the development of underwater instrumentation through unique application of existing, new and emerging technologies.

JOHNSON OUTDOORS, INC.

The approximately $5,250 acquisition cost was funded with existing cash and credit facilities. Approximately $1,115 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Seller in connection with the inaccuracy of certain representations and warranties made by the Seller or related to the breach or nonperformance of certain other actions, agreements or conditions related to the acquisition, for a period of 18 months from the acquisition date.  The Company cannot estimate the probability or likelihood of bringing such an indemnity claim against the Seller or any related costs at this time.  Under certain circumstances, if government grants made to SeaBear are required to be repaid, the repayment will be funded by the escrow account.  The remaining escrow balance, if any, net of any indemnity claims or grant repayment then pending, will be released to the Seller once the 18 month period has lapsed.

The Company believes that sales of SeaBear’s innovative diving technology can be expanded through the Company’s global marketing and distribution networks.  The SeaBear acquisition is included in the Company’s Diving segment.

The Company is currently in the process of determining the fair value of the assets acquired and the liabilities assumed in this business combination and anticipates completing the valuation of intangibles and other assets within the next six months.  The following table summarizes the provisional fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of the SeaBear acquisition.

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$34
Inventories	179
Other current assets	42
Property, plant and equipment	28
Identifiable intangible assets	-
Less, accounts payable and accruals	200
Less, long term liabilities	289
Total identifiable net assets	(206)
Goodwill	5,456
Net assets acquired	$5,250

Transaction costs incurred for the acquisition to date were $465, of which $301 was recognized during the three months ended January 1, 2016.

Item 2             Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended January 1, 2016 and January 2, 2015. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:
  Forward Looking Statements
  Trademarks
  Overview
  Results of Operations
  Liquidity and Financial Condition
  Contractual Obligations and Off Balance Sheet Arrangements
  Critical Accounting Policies and Estimates

JOHNSON OUTDOORS, INC.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015 which was filed with the Securities and Exchange Commission on December 8, 2015, and amended by Amendment No. 1 filed on December 11, 2015 with the Securities and Exchange Commission.

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

Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 8, 2015, and amended by Amendment No. 1 filed on December 11, 2015 with the Securities and Exchange Commission and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms and focus on innovation; litigation costs related to actions of and disputes with third parties, including competitors, and matters related to the Company’s intellectual property rights; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s ongoing success in meeting financial covenants in its credit arrangements with its lenders; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Silva®, Eureka!®, Jetboil®, Old Town®, Ocean Kayak™, Necky®,  Extrasport®, Carlisle®,  and SCUBAPRO®.

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

JOHNSON OUTDOORS, INC.

Highlights

Net sales of $85,298 for the first quarter of fiscal 2016 increased by 20% from the same period in the prior year, despite a 2% unfavorable impact from foreign currency translation.  Operating income for the quarter also compared favorably to the prior year by $6,431.  Higher sales volume and a decrease in legal expenses in the current quarter were the primary drivers of the improvement year over year.  During the first quarter of fiscal 2016, the Company acquired all of the outstanding common stock of SeaBear GmbH ("SeaBear") and related patents and other assets in a purchase transaction with SeaBear's sole shareholder (the "Seller") for approximately $5,250.  SeaBear, founded and based in Leoben, Austria, specializes in the development of underwater instrumentation through unique application of existing, new and emerging technologies.  The transaction was completed on October 27, 2015 and first quarter results are included in the Diving segment.  The Company believes the acquisition will accelerate innovation of its diving computers and advanced diving products.  See further discussion of the acquisition at “Note 17– Acquisition” to the Company’s Condensed Consolidated Financial Statements included elsewhere herein.

Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter falls prior to the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2015		2014		2013
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	16%	-41%	19%	-17%	21%	6%
March	31%	43%	29%	69%	31%	49%
June	33%	92%	32%	56%	30%	63%
September	20%	6%	20%	-8%	18%	-18%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

JOHNSON OUTDOORS, INC.

	Three Months Ended
	January 1	January 2
	2016	2015
Net sales:
Marine Electronics	$58,600	$43,543
Outdoor Equipment	6,314	6,382
Watercraft	6,378	5,455
Diving	14,292	15,514
Other / Eliminations	(286)	(72)
Total	$85,298	$70,822
Operating profit (loss):
Marine Electronics	$5,695	$(1,587)
Outdoor Equipment	(202)	(345)
Watercraft	(535)	(1,026)
Diving	(1,874)	(336)
Other / Eliminations	(3,984)	(4,037)
Total	$(900)	$(7,331)

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended January 1, 2016 were $85,298, an increase of $14,476, or 20%, compared to $70,822 for the three months ended January 2, 2015.  Currency translation had a 2% unfavorable impact on net sales in the current year quarter compared to the prior year quarter.

Net sales for the three months ended January 1, 2016 for the Marine Electronics business were $58,600, up $15,057, or 35%, from $43,543 during the first fiscal quarter of the prior year.  The increase was driven by sales growth in both the Minn Kota® and Humminbird® brands.

Net sales for the Outdoor Equipment business were $6,314 for the first quarter of the current fiscal year, a decrease of $68, or 1%, from the prior year net sales during the same period of $6,382.  Decreases in sales of both consumer tents and large, military and commercial tents were nearly offset by increases in Jetboil® brand sales.

Net sales for the first quarter of fiscal 2016 for the Watercraft business were $6,378 an increase of $923, or 17%, compared to $5,455 in the prior year period.  An overall increase in the market is the primary driver of the growth year over year.

Diving net sales were $14,292 for the three months ended January 1, 2016 versus $15,514 for the three months ended January 2, 2015, a decrease of $1,222, or 8%.  Unfavorable foreign currency translation impacted Diving’s sales by approximately 7% versus the prior year’s first fiscal quarter.

Cost of Sales

Cost of sales for the three months ended January 1, 2016 was $51,999 compared to $43,488 for the three months ended January 2, 2015.  The increase was primarily driven by the increase in sales volume between these periods and the unfavorable impact of currency fluctuations on the Company’s cost of sales between these periods.

Gross Profit Margin

For the three months ended January 1, 2016, gross profit as a percentage of net sales was 39.0% compared to 38.6% in the three month period ended January 2, 2015.

JOHNSON OUTDOORS, INC.

Operating Expenses

Operating expenses were $34,199 for the three months ended January 1, 2016 compared to $34,665 for the three months ended January 2, 2015.  The decrease of $466, or 1%, was primarily due to $2,600 of legal expenses incurred in the prior year quarter in connection with litigation commenced by the Company against a competitor relating to infringement of its patented Side Imaging® sonar technology which such expenses didn’t continue into the current year quarter, offset in part by higher sales volume related expenses in the current year.

Operating Loss

Operating loss on a consolidated basis for the three month period ended January 1, 2016 was $900 compared to an operating loss on a consolidated basis of $7,331 in the first quarter of the prior fiscal year.

Interest

For the three months ended January 1, 2016, interest expense was $190 compared to $187 in the three months ended January 2, 2015.

Interest income for each of the three month periods ended January 1, 2016 and January 2, 2015 was less than $100.

Other (Income) Expense, net

Other income was $563 for the three months ended January 1, 2016 compared to other income of $572 in the prior year period.  For the three months ended January 1, 2016, foreign currency exchange gains were $264 compared to gains of $232 for the three months ended January 2, 2015.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $294 in the three month period ended January 1, 2016 compared to net earnings and gains of $315 in the three month period ended January 2, 2015.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month period ended January 1, 2016 was -2.9% compared to 39.4% the corresponding period of the prior year.

The change in the Company’s effective tax rate for the three month period ended January 1, 2016 versus the prior year period was primarily due to the impact of increased domestic income in the current year period compared to the prior year period.

Net Loss

Net loss for the three months ended January 1, 2016 was $534, or $0.05 per diluted common class A and B share compared to a net loss of $4,194, or $0.42 per diluted common class A and B share, for the first quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash, net of debt, was $17,760 as of January 1, 2016, compared to $25,117 as of January 2, 2015.  The Company's debt to total capitalization ratio was 14% as of January 1, 2016 and 15% as of January 2, 2015.  The Company’s total debt balance was $31,596 as of January 1, 2016 compared to $32,436 as of January 2, 2015.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $66,057 as of January 1, 2016, an increase of $8,803 compared to $57,254 as of January 2, 2015.  The increase over the prior year was driven primarily by the increase in sales volume in the current year quarter.

JOHNSON OUTDOORS, INC.

Inventories, net of inventory reserves, were $93,898 as of January 1, 2016, an increase of $11,469 compared to $82,429 as of January 2, 2015.  The increase in inventory was due in large part to increases in Marine Electronics inventory that will be used to satisfy increased order volume.

Accounts payable were $35,055 at January 1, 2016, compared to $33,239 as of January 2, 2015, which increase corresponds to the increase in inventories between periods noted above.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Year Ended
(thousands)	January 1 2016	January 2 2015
Cash provided by (used for):
Operating activities	$(33,557)	$(32,150)
Investing activities	(7,797)	(1,753)
Financing activities	22,682	22,839
Effect of foreign currency rate changes on cash	(1,131)	(2,176)
(Decrease) Increase in cash and cash equivalents	$(19,803)	$(13,240)

Operating Activities

Cash used for operations totaled $33,557 for the three months ended January 1, 2016 compared with $32,150 during the corresponding period of the prior fiscal year.  Improvement in the net loss in the current year quarter over the same period in the prior year was offset by higher cash requirements related to working capital increases during the current year quarter.

Amortization of deferred financing costs, depreciation and other amortization charges were $2,866 for the three month period ended January 1, 2016 compared to $2,844 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $7,797 for the three months ended January 1, 2016 and included $5,250 for the acquisition of Seabear.  The remaining $2,547 and the entire $1,753 for the corresponding period of the prior year consisted of cash usage for capital expenditures (net of any proceeds from sales of property, plant and equipment).  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2016 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows provided by financing activities totaled $22,682 for the three months ended January 1, 2016 compared to cash flows provided by financing activities of $22,839 for the three month period ended January 2, 2015. The Company made principal payments on term notes and other long-term debt of $60 during the three month period ended January 1, 2016.  For the three month period ended January 2, 2015, the Company made principal payments on term notes and other long-term debt of $95.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.5% and 5.25% at January 1, 2016 and January 2, 2015, respectively.

JOHNSON OUTDOORS, INC.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at January 1, 2016 and January 2, 2015 was approximately 1.7% and 1.4%, respectively.

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

As of January 1, 2016 the Company held approximately $48,344 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at January 1, 2016.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$31,596	$272	$24,726	$1,158	$5,440
Operating lease obligations	26,391	4,401	8,204	7,104	6,682
Open purchase orders	82,435	82,435	-	-	-
Contractually obligated interest payments	4,561	677	1,746	654	1,484
Total contractual obligations	$144,983	$87,785	$34,676	$8,916	$13,606

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were $682 and $655 at January 1, 2016 and January 2, 2015, respectively.

The Company anticipates making contributions of $362 to its defined benefit pension plans during the remainder of fiscal 2016.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 2, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended January 1, 2016.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  We do not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 15% of the Company’s revenues for the three month period ended January 1, 2016 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros, approximately 4% in Canadian dollars and approximately 3% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of January 1, 2016 and January 2, 2015, the Company held no foreign currency forward contracts.

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

JOHNSON OUTDOORS, INC.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at January 1, 2016:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$318

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

JOHNSON OUTDOORS, INC.

PART II                      OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company may be involved in various legal proceedings from time to time.  Except as noted below, we are not involved in any litigation involving amounts deemed to be material to the business or financial condition of the Company.

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

On November 18, 2015, the full ITC affirmed the initial determination by the ALJ.  The ITC affirmed that all three patents asserted by Johnson Outdoors are valid and enforceable and that numerous models of Garmin’s SideVü sonars directly infringe six Johnson Outdoors patent claims.  The ITC also issued a limited exclusion order barring Garmin’s infringing SideVü sonar systems and components thereof which are manufactured overseas from import into the United States and a cease and desist order prohibiting Garmin from selling or distributing any infringing product or component thereof from its inventory.  The orders went into effect on January 19, 2016.

On January 15, 2016, the Company and Johnson Outdoors Marine Electronics, Inc. filed a notice of appeal with the Court of Appeals for the Federal Circuit on all issues appealable in the case, including the Commission’s final determination to affirm the finding of no Section 337 violation in connection with the asserted claims of the ‘952 and ‘825 patents, and asserted claim 25 of the ‘974 patent.

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. v. Garmin International Inc. and Garmin USA, Inc. (Civil Action No.: 2:14-cv-683).
On July 17, 2014, the Company and Johnson Outdoors Marine Electronics, Inc. filed a parallel patent infringement lawsuit against Garmin in the United States District Court for the Middle District of Alabama, Northern Division, Civil Action No.: 2:14-cv-683.  This lawsuit has been stayed by the District Court pending a final resolution of the above ITC proceeding, including the appeal with the Court of Appeals for the Federal Circuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 8, 2015, as amended by Amendment No. 1 filed on December 11, 2015 with the Securities and Exchange Commission.

Item 6. Exhibits

See Exhibit Index to this Form 10-Q report.

JOHNSON OUTDOORS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 5, 2016
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ David W. Johnson
David W. Johnson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

JOHNSON OUTDOORS, INC.

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
101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

__________________________

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

JOHNSON OUTDOORS, INC.