Form 10-Q
period 2016-04-01
JOHNSON OUTDOORS INC
filed 2016-05-06
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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

As of April 29, 2016, 8,808,905 shares of Class A and 1,212,382 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS, INC.

.

JOHNSON OUTDOORS, INC.

PART I               FINANCIAL INFORMATION
Item 1.                Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	April 1	April 3	April 1	April 3
(thousands, except per share data)	2016	2015	2016	2015
Net sales	$134,192	$133,111	$219,490	$203,933
Cost of sales	79,197	81,175	131,196	124,663
Gross profit	54,995	51,936	88,294	79,270
Operating expenses:
Marketing and selling	25,776	27,645	45,775	46,144
Administrative management, finance and information systems	9,891	12,404	20,045	24,315
Research and development	4,190	4,264	8,236	8,519
Total operating expenses	39,857	44,313	74,056	78,978
Operating profit	15,138	7,623	14,238	292
Interest income	(10)	(8)	(18)	(30)
Interest expense	297	316	487	503
Other expense (income)	182	495	(381)	(77)
Profit (loss) before income taxes	14,669	6,820	14,150	(104)
Income tax expense	5,348	3,174	5,363	444
Net income (loss)	$9,321	$3,646	$8,787	$(548` )

Weighted average common shares - Basic:
Class A	8,636	8,513	8,609	8,491
Class B	1,212	1,212	1,212	1,212
Participating securities	-	-	-	-
Dilutive stock options and restricted stock units	-	-	-	-
Weighted average common shares - Dilutive	9,848	9,725	9,821	9,703
Net income (loss) per common share - Basic:
Class A	$0.94	$0.37	$0.89	$(0.06)
Class B	$0.86	$0.34	$0.81	$(0.06)
Net income (loss) per common share - Diluted:
Class A	$0.93	$0.36	$0.88	$(0.06)
Class B	$0.93	$0.36	$0.88	$(0.06)
Dividends declared per common share:
Class A	$0.08	$0.08	$0.16	$0.15
Class B	$0.07	$0.07	$0.15	$0.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	April 1	April 3	April 1	April 3
(thousands, except per share data)	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$9,321	$3,646	$8,787	$(548)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,048	(5,192)	1,271	(8,746)
Change in pension plans, net of tax of $59, $98, $118 and $98, respectively	97	(13)	193	72
Total other comprehensive income (loss)	3,145	(5,205)	1,464	(8,674)
Total comprehensive income (loss)	$12,466	$(1,559)	$10,251	$(9,222)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 1	October 2	April 3
(thousands, except share data)	2016	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$50,938	$69,159	$48,906
Accounts receivable, net	102,786	44,798	110,817
Inventories	89,769	79,919	79,752
Other current assets	4,573	4,845	5,764
Total current assets	248,066	198,721	245,239
Property, plant and equipment, net of accumulated
depreciation of $122,369, $116,902 and $111,439, respectively	45,862	45,287	44,741
Deferred income taxes	16,389	15,867	12,808
Goodwill	16,672	14,292	14,309
Other intangible assets, net	14,435	11,688	12,088
Other assets	13,365	13,349	13,666
Total assets	$354,789	$299,204	$342,851
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-	$-
Current maturities of long-term debt	373	368	359
Accounts payable	40,966	28,455	40,923
Accrued liabilities:
Salaries, wages and benefits	12,162	16,815	11,872
Accrued warranty	4,735	4,301	4,219
Income taxes payable	7,618	3,837	1,203
Other	20,274	15,778	17,764
Total current liabilities	86,128	69,554	76,340
Long-term debt, less current maturities	37,172	7,062	55,333
Deferred income taxes	1,266	1,182	1,221
Retirement benefits	9,901	10,118	8,388
Other liabilities	13,133	13,320	13,526
Total liabilities	147,600	101,236	154,808
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	441	441	441
April 1, 2016: 8,808,905
October 2, 2015: 8,770,612
April 3, 2015: 8,792,341
Class B shares issued and outstanding:	61	61	61
April 1, 2016: 1,212,382
October 2, 2015: 1,212,382
April 3, 2015: 1,212,382
Capital in excess of par value	70,084	69,545	68,672
Retained earnings	132,374	125,173	115,541
Accumulated other comprehensive income	5,101	3,637	4,104
Treasury stock at cost, shares of Class A common
stock: 33,599, 33,241 and 26,510, respectively	(872)	(889)	(776)
Total shareholders' equity	207,189	197,968	188,043
Total liabilities and shareholders' equity	$354,789	$299,204	$342,851

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	April 1 2016	April 3 2015
CASH USED FOR OPERATING ACTIVITIES
Net income (loss)	$8,787	$(548)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	5,220	5,243
Amortization of intangible assets	430	428
Amortization of deferred financing costs	61	61
Stock based compensation	947	967
Deferred income taxes	(302)	432
Change in operating assets and liabilities:
Accounts receivable, net	(57,481)	(67,982)
Inventories, net	(9,080)	(15,692)
Accounts payable and accrued liabilities	16,146	17,550
Other current assets	377	1,499
Other non-current assets	23	(61)
Other long-term liabilities	(444)	6
Other, net	(179)	255
	(35,495)	(57,842)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(5,250)	-
Capital expenditures	(5,608)	(4,163)
	(10,858)	(4,163)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from revolving credit lines	30,000	48,084
Principal payments on term loans and other long-term debt	(180)	(183)
Common stock transactions	22	(175)
Dividends paid	(1,583)	(1,483)
Purchases of treasury stock	(476)	(501)
	27,783	45,742
Effect of foreign currency rate changes on cash	349	(5,624)
Decrease in cash and cash equivalents	(18,221)	(21,887)
CASH AND CASH EQUIVALENTS
Beginning of period	69,159	70,793
End of period	$50,938	$48,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHNSON OUTDOORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of April 1, 2016 and April 3, 2015, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2015 which was filed with the Securities and Exchange Commission on December 8, 2015, and amended by Amendment No. 1 filed on December 11, 2015 with the Securities and Exchange Commission.

Due to seasonal variations and other factors, the results of operations for the three and six months ended April 1, 2016 are not necessarily indicative of the results to be expected for the Company's full 2016 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2       ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,310, $2,329 and $2,338 as of the periods ended April 1, 2016, October 2, 2015 and April 3, 2015, respectively. The increase in net accounts receivable to $102,786 as of April 1, 2016 from $44,798 as of October 2, 2015 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and six month periods ended April 1, 2016 and the three month period ended April 3, 2015, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.  For the six month period ended April 3, 2015, basic loss per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings on a year to date basis and basic loss per share for Class A and Class B shares has been presented using the two class method described above.

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

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 and 9,216 for the three and six month periods ended April 1, 2016 and April 3, 2015, respectively.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 170,357 and 278,659 for the three months ended April 1, 2016 and April 3, 2015, respectively, and 178,435 and 293,907 for the six months ended April 1, 2016 and April 3, 2015, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 48,456 and 10,088 for the three month periods ended April 1, 2016 and April 3, 2015, respectively, and 48,456 and 10,088 for the six month periods ended April 1, 2016 and April 3, 2015, respectively.

4       STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for equity incentive awards) there were 581,832 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at April 1, 2016.

JOHNSON OUTDOORS, INC.

Stock Options

To the extent outstanding, all of the Company’s stock options outstanding during the periods covered by this Report are fully vested, with no further compensation expense to be recorded. There were no grants of stock options during either of the six month periods ended April 1, 2016 or April 3, 2015.  As of April 1, 2016, no further stock options were outstanding.

Non-vested Stock

All shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest within two to five years after the grant date.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s Class A shares traded.

A summary of non-vested stock activity for the six months ended April 1, 2016 related to the Company’s stock ownership plans is as follows:

		Weighted Average
	Shares	Grant Price
Non-vested stock at October 2, 2015	214,027	$21.43
Non-vested stock grants	54,850	24.16
Restricted stock vested	(98,520)	21.48
Non-vested stock at April 1, 2016	170,357	23.62

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 19,973 and 16,915 during the six month periods ended April 1, 2016 and April 3, 2015, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $332 and $436 for the three month periods ended April 1, 2016 and April 3, 2015, respectively, and $680 and $839 for the six month periods ended April 1, 2016 and April 3, 2015, respectively.  Unrecognized compensation cost related to non-vested stock as of April 1, 2016 was $2,075, which amount will be amortized to expense through November 2019 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended April 1, 2016 and April 3, 2015 was $2,349 and $2,346, respectively.

Restricted Stock Units

All restricted stock units awarded by the Company have been granted at their fair market value on the date of grant and vest within one or three years after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.  There were 48,456 restricted stock units unvested and outstanding as of April 1, 2016 with a weighted average grant date fair value of $23.65.  There were 10,088 restricted stock units unvested and outstanding as of April 3, 2015 with a weighted average grant date fair value of $31.23.

JOHNSON OUTDOORS, INC.

The Company issued 14,070 restricted stock units at a weighted average grant price of $22.39 during the three month period ended April 1, 2016 and 48,456 restricted stock units at a weighted average grant price of $23.65 during the six month period ended April 1, 2016.  The Company issued 7,336 restricted stock units at a weighted average grant price of $33.40 during the three and six month periods ended April 3, 2015.

Stock compensation expense, net of forfeitures, related to restricted stock units was $137 for the three months ended April 1, 2016 and $267 for the six months ended April 1, 2016.  Stock compensation expense, net of forfeitures, related to restricted stock units was $67 for the three months ended April 3, 2015 and $128 for the six month period ended April 3, 2015.  Unrecognized compensation cost related to non-vested restricted stock units as of April 1, 2016 was $981, which amount will be amortized to expense through September 2018 or adjusted for changes in future estimated or actual forfeitures.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company did not issue any shares of Class A common stock under the Employees’ Stock Purchase Plan during any of the three or six month periods ended April 1, 2016 or April 3, 2015.

5           PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended April 1, 2016 and April 3, 2015 were as follows:

	Three Months Ended		Six Months Ended
	April 1	April 3	April 1	April 3
	2016	2015	2016	2015

Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	277	270	554	539
Less estimated return on plan assets	299	220	598	494
Amortization of unrecognized losses	155	86	310	171
Net periodic benefit cost	$133	$136	$266	$216

JOHNSON OUTDOORS, INC.

6       INCOME TAXES

For the three and six months ended April 1, 2016 and April 3, 2015, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
	April 1	April 3	April 1	April 3
(thousands, except tax rate data)	2016	2015	2016	2015
Profit (loss) before income taxes	$14,669	$6,820	$14,150	$(104)
Income tax expense	5,348	3,174	5,363	444
Effective income tax rate	36.5%	46.5%	37.9%	-426.9%

The change in the Company’s effective tax rate for the three months ended April 1, 2016 versus the prior year three month period was due to variances in income for entities with a valuation allowance and the unfavorable discrete state tax expense items recorded in the prior year three month period.

The change in the Company’s effective tax rate for the six months ended April 1, 2016 versus the prior year to date period was primarily due to the impact of positive earnings in the current year periods compared to negative earnings in the prior year to date period.

Variances in income or loss for entities that have a valuation allowance, primarily in non-US tax jurisdictions, will drive fluctuations in the effective tax rate.  The impact of the Company’s operations in these foreign locations is removed from overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended April 1, 2016 and April 3, 2015 were:

April 1	April 3
2016	2015
Australia	France
France	Indonesia
Japan	Italy
Netherlands	Japan
New Zealand	Netherlands
Spain	New Zealand
Switzerland	Spain

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

JOHNSON OUTDOORS, INC.

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

Pursuant to ASU No. 2015-17, the Company reclassified current deferred tax assets of $8,613 and $10,649 to non-current deferred tax assets, as of April 3, 2015, October 2, 2015, respectively.  See “Note 14 – New Accounting Pronouncements” for additional information.

7       INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	April 1	October 2	April 3
	2016	2015	2015
Raw materials	$33,028	$34,711	$34,655
Work in process	155	24	121
Finished goods	56,586	45,184	44,976
	$89,769	$79,919	$79,752

8       GOODWILL

The changes in goodwill during the six months ended April 1, 2016 and April 3, 2015 were as follows:

	April 1	April 3
	2016	2015
Balance at beginning of period	$14,292	$14,416
Acquisitions	2,338	-
Amount attributable to movements in foreign currency rates	42	(107)
Balance at end of period	$16,672	$14,309

JOHNSON OUTDOORS, INC.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such an evaluation. During the second quarter of fiscal 2016, the Company re-evaluated its projections for its Diving reporting unit, based on lower than anticipated results due to continuing market dislocation and economic factors. In conducting this analysis, the Company evaluated its cash flows for the Diving reporting unit over a five-year period.  Based on the Company’s goodwill assessment, the fair value of the Diving reporting unit exceeded its carrying value by approximately 9%. The Company believes its assumptions are reasonable, however, the fair value of the reporting unit is close to its carrying amount, including goodwill, and is sensitive to changes in assumptions. There can be no assurance that its estimates and assumptions made for purposes of its goodwill impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. A sustained decline in Diving sales,  unfavorable operating margins, lack of new product acceptance by consumers, changes in customer trends, an increase in the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model could result in significant changes to the goodwill impairment analysis going forward, including a potential significant goodwill impairment charge during a future statement period.

9       WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company's warranty activity for the six months ended April 1, 2016 and April 3, 2015.

	April 1	April 3
	2016	2015
Balance at beginning of period	$4,301	$4,078
Expense accruals for warranties issued during the period	2,337	2,304
Less current period warranty claims paid	1,903	2,163
Balance at end of period	$4,735	$4,219

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

11       INDEBTEDNESS

Debt was comprised of the following at April 1, 2016, October 2, 2015, and April 3, 2015:

	April 1 2016	October 2 2015	April 3 2015
Term loans	$7,251	$7,430	$7,608
Revolvers	30,000	-	48,084
Other	294	-	-
Total debt	37,545	7,430	55,692
Less current portion of long term debt	373	368	359
Less short term debt	-	-	-
Total long-term debt	$37,172	$7,062	$55,333

JOHNSON OUTDOORS, INC.

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.5% and 5.25% at April 1, 2016 and April 3, 2015, respectively.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at April 1, 2016 and April 3, 2015 was approximately 1.7% and 1.4%, respectively.

The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a second priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  Under the terms of the Revolver, the Company is required to comply with certain financial and non-financial covenants.  The Revolving Credit Agreement limits asset or stock acquisitions to no more than $20,000 in the event that the Company’s consolidated leverage ratio is greater than 2.5 times.  No limits are imposed if the Company’s consolidated leverage ratio is less than 2.5 times and the remaining borrowing availability under the Revolver is greater than $10,000 at the time of the acquisition.  The Revolving Credit Agreement limits the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year.  The Company may declare and pay dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends or repurchases of common stock exceed $10,000 in any fiscal year.  The Revolving Credit Agreement restricts the Company’s ability to incur additional debt and includes maximum leverage ratio and minimum interest coverage ratio covenants.

JOHNSON OUTDOORS, INC.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of April 1, 2016 or April 3, 2015.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $680 and $646 at April 1, 2016 and April 3, 2015, respectively.  The Company had no unsecured lines of credit as of April 1, 2016 or April 3, 2015.

Aggregate scheduled maturities of long-term debt as of April 1, 2016, for the remainder of fiscal 2016 and subsequent fiscal years, were as follows:

Fiscal Year
2016	$152
2017	381
2018	30,403
2019	426
2020	743
Thereafter	5,440
Total	$37,545

Balances carried on the Revolver not in excess of the seasonal borrowing limit may be repaid at the Company’s discretion at any time through the maturity date.

Interest paid for the three month periods ended April 1, 2016 and April 3, 2015 was $267 and $256, respectively.  Interest paid for the six month periods ended April 1, 2016 and April 3, 2015 was $402 and $412, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of April 1, 2016 and April 3, 2015 approximated its carrying value.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 15% of the Company’s revenues for the six month period ended April 1, 2016 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, 5% were denominated in Canadian dollars and 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

JOHNSON OUTDOORS, INC.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of April 1, 2016 and April 3, 2015, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at April 1, 2016, October 2, 2015 and April 3, 2015 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

JOHNSON OUTDOORS, INC.

The following table summarizes the Company's financial assets measured at fair value as of April 1, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,536	$-	$-	$11,536

The following table summarizes the Company's financial assets measured at fair value as of October 2, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,441	$-	$-	$11,441

The following table summarizes the Company's financial assets measured at fair value as of April 3, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,893	$-	$-	$11,893

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended April 1, 2016 and April 3, 2015 was:

	Location of loss (income)	Three Months Ended
	recognized in Statement of	April 1	April 3
	Operations	2016	2015
Rabbi trust assets	Other expense (income), net	$(9)	$(331)

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the six month periods ended April 1, 2016 and April 3, 2015 was:

	Location of (income) loss	Six Months Ended
	recognized in Statement of Operations	April 1 2016	April 3 2015
Rabbi trust assets	Other expense (income), net	$54	$(449)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended April 1, 2016 or April 3, 2015.

14       NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued authoritative guidance under ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services.  This ASU will be adopted by the Company during the first quarter of fiscal 2018.  The Company is currently evaluating the impact that this standard will have on the consolidated financial statements.

JOHNSON OUTDOORS, INC.

On September 25, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, requiring an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and to present or disclose the portion of the amount of adjustment recorded in current-period earnings by the line item where the adjustment would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.  The Company has elected to adopt this accounting standard at the beginning of the second quarter of fiscal 2016.

On November 20, 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”  Pursuant to this update, all deferred tax assets and liabilities, and any related valuation allowances are required to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to retrospectively adopt this accounting standard in the beginning of the first quarter of fiscal 2016 and as a result, prior periods in our Consolidated Financial Statements were adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect, if any, of this standard on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are recorded in equity and as financing activity under the current rules.  The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements.

15       SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin. During the six months ended April 1, 2016, net sales to one customer of the Company’s Marine Electronics, Outdoor Equipment and Watercraft segments represented approximately $22,500 of the Company’s consolidated revenues.  The Company had no single customer that represented more than 10% of its total net sales during the six month period ended April 3, 2015.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business unit is presented below:

JOHNSON OUTDOORS, INC.

	Three Months Ended		Six Months Ended
	April 1	April 3	April 1	April 3	October 2
	2016	2015	2016	2015	2015
Net sales:
Marine Electronics:
Unaffiliated customers	$90,865	$89,226	$149,423	$132,755
Interunit transfers	128	112	170	126
Outdoor Equipment:
Unaffiliated customers	11,609	12,149	17,915	18,522
Interunit transfers	7	8	15	17
Watercraft:
Unaffiliated customers	14,730	13,893	21,103	19,341
Interunit transfers	21	13	26	20
Diving
Unaffiliated customers	16,836	17,708	30,845	33,137
Interunit transfers	224	205	507	290
Other / Corporate	152	135	204	178
Eliminations	(380)	(338)	(718)	(453)
Total	$134,192	$133,111	$219,490	$203,933
Operating profit (loss):
Marine Electronics	$17,283	$11,130	$22,978	$9,543
Outdoor Equipment	999	1,070	797	725
Watercraft	831	-	296	(1,026)
Diving	(704)	(369)	(2,578)	(705)
Other / Corporate	(3,271)	(4,208)	(7,255)	(8,245)
	$15,138	$7,623	$14,238	$292
Total assets (end of period):
Marine Electronics			$168,007	$170,510	$125,113
Outdoor Equipment			34,261	35,053	33,663
Watercraft			33,329	32,255	20,898
Diving			67,267	63,830	62,589
Other / Corporate			51,925	41,203	56,941
			$354,789	$342,851	$299,204

1
16       ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (AOCI) by component, net of tax, for the three months ended April 1, 2016 were as follows:

JOHNSON OUTDOORS, INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$8,476	(6,520)	1,956
Other comprehensive income before reclassifications	3,048	-	3,048
Amounts reclassified from accumulated other comprehensive income	-	156	156
Tax effects	-	(59)	(59)
Balance at April 1, 2016	$11,524	$(6,423)	$5,101

The changes in AOCI by component, net of tax, for the six months ended April 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2015	$10,253	$(6,616)	$3,637
Other comprehensive loss before reclassifications	1,271	-	1,271
Amounts reclassified from accumulated other comprehensive income	-	311	311
Tax effects	-	(118)	(118)
Balance at April 1, 2016	$11,524	$(6,423)	$5,101

The changes in AOCI by component, net of tax, for the three months ended April 3, 2015 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 2, 2015	$14,870	$(5,561)	$9,309
Other comprehensive loss before reclassifications	(5,192)	-	(5,192)
Amounts reclassified from accumulated other comprehensive income	-	85	85
Tax effects	-	(98)	(98)
Balance at April 3, 2015	$9,678	$(5,574)	$4,104

The changes in AOCI by component, net of tax, for the six months ended April 3, 2015 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 3, 2014	$18,424	$(5,646)	$12,778
Other comprehensive income before reclassifications	(8,746)	-	(8,746)
Amounts reclassified from accumulated other comprehensive income	-	170	170
Tax effects	-	(98)	(98)
Balance at April 3, 2015	$9,678	$(5,574)	$4,104

JOHNSON OUTDOORS, INC.

The reclassifications out of AOCI for the three month period ended April 1, 2016 were as follows:

		Statement of Operations
		Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$156	Cost of sales / Operating expense
Tax effects	(59)	Income tax expense (benefit)
Total reclassifications for the period	$97

The reclassifications out of AOCI for the three month period ended April 3, 2015 were as follows:

		Statement of Operations
		Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$85	Cost of sales / Operating expense
Tax effects	(98)	Income tax expense (benefit)
Total reclassifications for the period	$(13)

The reclassifications out of AOCI for the six months ended April 1, 2016 were as follows:

		Statement of Operations
		Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$311	Cost of sales / Operating expense
Tax effects	(118)	Income tax expense
Total reclassifications for the period	$193

The reclassifications out of AOCI for the six months ended April 3, 2015 were as follows:

		Statement of Operations
		Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$170	Cost of sales / Operating expense
Tax effects	(98)	Income tax expense
Total reclassifications for the period	$72

JOHNSON OUTDOORS, INC.

17.       ACQUISITION

On October 27, 2015, the Company acquired all of the outstanding common stock of SeaBear GmbH (“SeaBear”) and related patents and other assets in a purchase transaction with SeaBear’s sole shareholder (the “Seller”).  SeaBear, founded and based in Leoben, Austria, specializing in the development of underwater instrumentation through unique application of existing, new and emerging technologies.

The approximately $5,250 acquisition cost was funded with existing cash and credit facilities. Approximately $1,115 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Seller in connection with the inaccuracy of certain representations and warranties made by the Seller or related to the breach or nonperformance of certain other actions, agreements or conditions related to the acquisition, for a period of 18 months from the acquisition date.  The Company cannot estimate the probability or likelihood of bringing such an indemnity claim against the Seller or any related costs at this time.  Under certain circumstances, if government grants made to SeaBear prior to the closing are required to be repaid, the repayment will be funded by the escrow account.  The remaining escrow balance, if any, net of any indemnity claim or grant repayment then pending, will be released to the Seller once the 18 month period has lapsed.

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

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$34
Inventories	179
Other current assets	42
Property, plant and equipment	28
Identifiable intangible assets	3,175
Less, accounts payable and accruals	200
Less, long term liabilities	289
Total identifiable net assets	2,969
Goodwill	2,281
Net assets acquired	$5,250

An increase to the provisional fair value of identifiable intangible assets of $3,175 was made with a corresponding decrease to the provisional value of goodwill during the quarter ended April 1, 2016.

Transaction costs incurred for the acquisition to date were $465, of which $301 was recognized during the six months ended April 1, 2016.

JOHNSON OUTDOORS, INC.

Item 2             Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended April 1, 2016 and April 3, 2015. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:
  Forward Looking Statements
  Trademarks
  Overview
  Results of Operations
  Liquidity and Financial Condition
  Contractual Obligations and Off Balance Sheet Arrangements
  Criticial Accounting Policies and Estimates
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

Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 8, 2015, and amended by Amendment No. 1 filed on December 11, 2015 with the Securities and Exchange Commission and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and digital presence; litigation costs related to actions of and disputes with third parties, including competitors, and matters related to the Company’s intellectual property rights; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s ongoing success in meeting financial covenants in its credit arrangements with its lenders; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

JOHNSON OUTDOORS, INC.
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

Highlights

Net sales of $134,192 for the second quarter of fiscal 2016 increased by 1% from the same period in the prior year.  Operating income for the quarter also compared favorably to the prior year by $7,515.  Higher margins and a decrease in legal expenses in the current quarter were the primary drivers of the quarterly profit improvement year over year.

Seasonality

The Company’s business is seasonal in nature. The second fiscal quarter falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2015		2014		2013
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	16%	-41%	19%	-17%	21%	6%
March	31%	43%	29%	69%	31%	49%
June	33%	92%	32%	56%	30%	63%
September	20%	6%	20%	-8%	18%	-18%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

JOHNSON OUTDOORS, INC.

	Three Months Ended		Six Months Ended
	April 1	April 3	April 1	April 3
	2016	2015	2016	2015
Net sales:
Marine Electronics	$90,993	$89,338	$149,593	$132,881
Outdoor Equipment	11,616	12,157	17,930	18,539
Watercraft	14,751	13,906	21,129	19,361
Diving	17,060	17,913	31,352	33,427
Other / Eliminations	(228)	(203)	(514)	(275)
Total	$134,192	$133,111	$219,490	$203,933
Operating profit (loss):
Marine Electronics	$17,283	$11,130	$22,978	$9,543
Outdoor Equipment	999	1,070	797	725
Watercraft	831	-	296	(1,026)
Diving	(704)	(369)	(2,578)	(705)
Other / Eliminations	(3,271)	(4,208)	(7,255)	(8,245)
Total	$15,138	$7,623	$14,238	$292

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended April 1, 2016 were $134,192, an increase of $1,081, or 1%, compared to $133,111 for the three months ended April 3, 2015.  Currency translation had a 1% unfavorable impact on net sales in the current year quarter compared to the prior year quarter.

Net sales for the three months ended April 1, 2016 for the Marine Electronics business were $90,993, up $1,655, or 2%, from $89,338 during the second fiscal quarter of the prior year.  The increase was driven by sales growth in both the Minn Kota® and Humminbird® brands.

Net sales for the Outdoor Equipment business were $11,616 for the second quarter of the current fiscal year, a decrease of $541, or 5%, from the prior year net sales during the same period of $12,157.  Decreases in sales in consumer camping were offset in part by an increase in military tents related to the pacing of orders.

Net sales for the second quarter of fiscal 2016 for the Watercraft business were $14,751 an increase of $845, or 6%, compared to $13,906 in the prior year period.  An increase in overall sell in of Old Town brand products and accessory lines was the primary driver of the growth year over year.

Diving net sales were $17,060 for the three months ended April 1, 2016 versus $17,913 for the three months ended April 3, 2015, a decrease of $853, or 5%.  Unfavorable foreign currency translation impacted Diving’s sales by approximately 1% versus the prior year’s first fiscal quarter.  Product availability and decreased sales to Middle Eastern and Asian markets negatively affected sales by 4% versus the prior year period.

For the six months ended April 1, 2016, consolidated net sales were $219,490 compared to $203,933 for the six months ended April 3, 2015.  Currency translation had a 1% unfavorable impact on net sales in the current year to date period compared to the first half of the prior fiscal year.

JOHNSON OUTDOORS, INC.

Net sales for the six months ended April 1, 2016 for the Marine Electronics business were $149,593, up $16,712, or 13%, from $132,881 during the first six months of the prior year.  Double digit increases in sales of both Minn Kota® and Humminbird® branded products drove the increase.

Net sales for the Outdoor Equipment business were $17,930 for the current year to date period, a decrease of $609, or 3%, from net sales during the same period of the prior year of $18,539.  The primary driver of the decline versus the prior year period was a decrease in sales of consumer camping products.

Net sales for the first six months of fiscal 2016 for the Watercraft business were $21,129, an increase of $1,768, or 9%, compared to $19,361 in the prior year period. An overall increase in the paddling market was the primary driver of the growth year over year.

Diving net sales were $31,352 for the six months ended April 1, 2016 versus $33,427 for the six months ended April 3, 2015.  The 6% decline year over year was driven, in part, by a 4% unfavorable impact from currency translation.

Cost of Sales

Cost of sales for the three months ended April 1, 2016 was $79,197 compared to $81,175 for the three months ended April 3, 2015.  The decrease year over year, despite higher net sales, was driven in part by lower material costs and higher overhead absorption.  Cost of sales for the six months ended April 1, 2016 was $131,196 compared to $124,663 in the same period of the prior year.  The increase was primarily driven by the increase in sales volume.

Gross Profit Margin

For the three months ended April 1, 2016, gross profit as a percentage of net sales was 41.0% compared to 39.0% in the three month period ended April 3, 2015.  Lower material costs, a favorable product mix and favorable production volume variances helped drive the increase in margin during the quarter ended April 1, 2016.  For the six months ended April 1, 2016, gross profit as a percentage of net sales was 40.2% compared to 38.9% in the six months ended April 3, 2015.  Similar to the quarter comparison, lower material costs, a favorable product mix and favorable production volume variances helped drive the increase in margin in addition to increased pricing implemented to address the effect of foreign currency translation in certain markets.

Operating Expenses

Operating expenses were $39,857 for the three months ended April 1, 2016 compared to $44,313 for the three months ended April 3, 2015.  The decrease of $4,456 was primarily due to approximately $2,900 of legal expenses incurred in the prior year quarter in connection with litigation commenced by the Company against a competitor relating to infringement of the Company’s patented Side Imaging® sonar technology which such expenses didn’t continue into the current year quarter.  Additionally, approximately $1,400 of the decrease was due to lower warranty and promotional expenses in the current year quarter.

Operating expenses were $74,056 for the six months ended April 1, 2016 compared to $78,978 in the prior year six month period.  The $4,922 decrease year over year was driven primarily by approximately $5,400 of legal expense incurred in the prior year to date period in connection with the patent infringement litigation noted above for the quarter.

Operating Profit

Operating profit on a consolidated basis for the three month period ended April 1, 2016 was $15,138 compared to an operating profit on a consolidated basis of $7,623 in the second quarter of the prior fiscal year.   Operating profit on a consolidated basis for the six months ended April 1, 2016 was $14,238 compared to an operating profit of $292 in the prior year to date period.  The legal expense incurred in the prior year in connection with the litigation described above  and higher sales volumes were the primary driver of the improvement in operating profit year over year.

JOHNSON OUTDOORS, INC.

Interest

For the three months ended April 1, 2016, interest expense was $297 compared to $316 in the three months ended April 3, 2015.  For the six months ended April 1, 2016, interest expense totaled $487 compared to $503 for the six months ended April 3, 2015.

Interest income for each of the three and six month periods ended April 1, 2016 and April 3, 2015 was less than $100.

Other (Income) Expense, net

Other expense was $182 for the three months ended April 1, 2016 compared to other expense of $495 in the prior year period.  For the three months ended April 1, 2016, foreign currency exchange losses were $243 compared to losses of $837 for the three months ended April 3, 2015.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $41 in the three month period ended April 1, 2016 compared to net earnings and gains of $361 in the three month period ended April 3, 2015.

Other income for the six months ended April 1, 2016 was $381 compared to income of $77 for the six months ended April 3, 2015.  For the six months ended April 1, 2016, foreign currency exchange gains were $21 compared to losses of $606 for the six months ended April 3, 2015.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $335 in the six month period ended April 1, 2016 compared to $677 in the six month period ended April 3, 2015.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and six month periods ended April 1, 2016 was 36.5% and 37.9%, respectively, compared to 46.5% and -426.9% in the corresponding periods of the prior year.

The decrease in the Company’s effective tax rate for the three months ended April 1, 2016 versus the prior year quarterly period was primarily due to variances in income for entities with a valuation allowance in prior year period and the unfavorable discrete state tax expense items recorded in the prior year period.  The Company’s effective tax rate for the six months ended April 1, 2016 versus the prior year period is not meaningful due to the prior year period small amount of loss before income taxes.

Net Income (Loss)

Net income for the three months ended April 1, 2016 was $9,321, or $0.93 per diluted common class A and B share compared to $3,646, or $0.36 per diluted common class A and B share, for the second quarter of the prior fiscal year.  Net income for the six months ended April 1, 2016 was $8,787, or $0.88 per diluted common class A and B share compared to a net loss of $548, or ($0.06) per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Cash, net of debt, was $13,393 as of April 1, 2016, compared to debt, net of cash of $6,786 as of April 3, 2015.  The Company's debt to total capitalization ratio was 15% as of April 1, 2016 and 23% as of April 3, 2015.  The Company’s total debt balance was $37,545 as of April 1, 2016 compared to $55,692 as of April 3, 2015.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $102,786 as of April 1, 2016, a decrease of $8,031 compared to $110,817 as of April 3, 2015.

Inventories, net of inventory reserves, were $89,769 as of April 1, 2016, an increase of $10,017 compared to $79,752 as of April 3, 2015.  The increase in inventory was due in large part to increases in Marine Electronics inventory that will be used to satisfy increased order volume.

Accounts payable were $40,966 at April 1, 2016, compared to $40,923 as of April 3, 2015.

JOHNSON OUTDOORS, INC.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Six Months Ended
(thousands)	April 1 2016	April 3 2015
Cash (used for) provided by:
Operating activities	$(35,495)	$(57,842)
Investing activities	(10,858)	(4,163)
Financing activities	27,783	45,742
Effect of foreign currency rate changes on cash	349	(5,624)
Decrease in cash and cash equivalents	$(18,221)	$(21,887)

Operating Activities

Cash used for operations totaled $35,495 for the six months ended April 1, 2016 compared with $57,842 during the corresponding period of the prior fiscal year.  The increase in net income and lower outstanding receivables balances drove the reduction in cash used for operating activities year over year.

Amortization of deferred financing costs, depreciation and other amortization charges were $5,711 for the six month period ended April 1, 2016 compared to $5,732 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $10,858 for the six months ended April 1, 2016 and included acquisitions of $5,250.  The remaining $5,608 and the entire $4,163 for the corresponding period of the prior year consisted of cash usage for capital expenditures (net of any proceeds from sales of property, plant and equipment).  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2016 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows provided by financing activities totaled $27,783 for the six months ended April 1, 2016 compared to cash flows provided by financing activities of $45,742 for the six month period ended April 3, 2015. The Company made principal payments on term notes and other long-term debt of $180 during the six month period ended April 1, 2016. For the six month period ended April 3, 2015, the Company made principal payments on term notes and other long-term debt of $183.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.5% and 5.25% at April 1, 2016 and April 3, 2015, respectively.

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

JOHNSON OUTDOORS, INC.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at April 1, 2016 and April 3, 2015 was approximately 1.7% and 1.4%, respectively.

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

As of April 1, 2016 the Company held approximately $43,522 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at April 1, 2016.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$37,545	$152	$30,784	$1,169	$5,440
Operating lease obligations	24,924	2,934	8,204	7,104	6,682
Open purchase orders	57,499	57,499	-	-	-
Contractually obligated interest payments	4,429	544	1,746	655	1,484
Total contractual obligations	$124,397	$61,129	$40,734	$8,928	$13,606

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $680 and $655 at April 1, 2016 and April 3, 2015, respectively.

The Company anticipates making contributions of $241 to its defined benefit pension plans during the remainder of fiscal 2016.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

JOHNSON OUTDOORS, INC.

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 2, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended April 1, 2016.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  We do not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 15% of the Company’s revenues for the six month period ended April 1, 2016 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 5% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of April 1, 2016 and April 3, 2015, the Company held no foreign currency forward contracts.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at April 1, 2016:

JOHNSON OUTDOORS, INC.

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$366

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

JOHNSON OUTDOORS, INC.

PART II                      OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company may be involved in various legal proceedings.

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

Pursuant to a confidential settlement agreement entered into between the parties on May 5, 2016, these cases will be dismissed with prejudice.

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
Signatures Dated: May 6, 2016
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
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.