Form 10-Q
period 2016-07-01
JOHNSON OUTDOORS INC
filed 2016-08-08
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 29, 2016, 8,817,013 shares of Class A and 1,212,344 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index
PART I   FINANCIAL INFORMATION
Item 1.	Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	July 1 2016	July 3 2015	July 1 2016	July 3 2015
Net sales	$139,300	$140,883	$358,790	$344,816
Cost of sales	80,017	82,131	211,213	206,794
Gross profit	59,283	58,752	147,577	138,022
Operating expenses:
Marketing and selling	26,701	28,092	72,476	74,236
Administrative management, finance and information systems	7,679	10,325	27,724	34,640
Goodwill and other intangible assets impairment	6,197	-	6,197	-
Research and development	5,123	3,914	13,359	12,433
Total operating expenses	45,700	42,331	119,756	121,309
Operating profit	13,583	16,421	27,821	16,713
Interest income	(4)	(8)	(22)	(38)
Interest expense	93	213	580	716
Other (income) expense	(371)	115	(752)	38
Profit before income taxes	13,865	16,101	28,015	15,997
Income tax expense	7,024	6,104	12,387	6,548
Net income	$6,841	$9,997	$15,628	$9,449

Weighted average common shares - Basic:
Class A	8,641	8,520	8,620	8,500
Class B	1,212	1,212	1,212	1,212
Dilutive stock options and restricted stock units	8	4	10	3
Weighted average common shares - Dilutive	9,861	9,736	9,842	9,715
Net income per common share - Basic:
Class A	$0.69	$1.01	$1.58	$0.96
Class B	$0.63	$0.92	$1.43	$0.87
Net income per common share - Diluted:
Class A	$0.68	$1.00	$1.56	$0.95
Class B	$0.68	$1.00	$1.56	$0.95
Dividends declared per common share:
Class A	$0.08	$0.08	$0.24	$0.23
Class B	$0.07	$0.07	$0.22	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	July 1 2016	July 3 2015	July 1 2016	July 3 2015
Comprehensive income:
Net income	$6,841	$9,997	$15,628	$9,449
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(873)	1,128	398	(7,618)
Change in pension plans, net of tax of $44, $32, $162 and $130, respectively	70	53	263	125
Total other comprehensive (loss) income	(803)	1,181	661	(7,493)
Total comprehensive income	$6,038	$11,178	$16,289	$1,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	July 1 2016	October 2 2015	July 3 2015
ASSETS
Current assets:
Cash and cash equivalents	$75,602	$69,159	$53,916
Accounts receivable, net	70,658	44,798	79,663
Inventories	71,127	79,919	78,318
Other current assets	3,683	4,845	3,967
Total current assets	221,070	198,721	215,864
Property, plant and equipment, net of accumulated depreciation of $124,227, $116,902 and $114,362, respectively	48,981	45,287	44,430
Deferred income taxes	16,392	15,867	17,553
Goodwill	11,508	14,292	14,362
Other intangible assets, net	14,220	11,688	11,876
Other assets	13,990	13,349	13,761
Total assets	$326,161	$299,204	$317,846
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-	$-
Current maturities of long-term debt	378	368	364
Accounts payable	33,715	28,455	38,844
Accrued liabilities:
Salaries, wages and benefits	14,377	16,815	14,700
Accrued warranty	4,584	4,301	4,567
Income taxes payable	7,057	3,837	7,086
Other	21,056	15,778	19,065
Total current liabilities	81,167	69,554	84,626
Long-term debt, less current maturities	7,069	7,062	7,156
Deferred income taxes	1,488	1,182	5,477
Retirement benefits	9,744	10,118	8,252
Other liabilities	13,594	13,320	13,612
Total liabilities	113,062	101,236	119,123
Shareholders' equity:
Preferred stock: none issued	-	-	-
Common stock:
Class A shares issued and outstanding:	441	441	441
July 1, 2016: 8,816,675
October 2, 2015: 8,770,612
July 3, 2015: 8,789,269
Class B shares issued and outstanding:	61	61	61
July 1, 2016: 1,212,344
October 2, 2015: 1,212,382
July 3, 2015: 1,212,382
Capital in excess of par value	70,750	69,545	69,194
Retained earnings	138,421	125,173	124,795
Accumulated other comprehensive income	4,298	3,637	5,285
Treasury stock at cost, shares of Class A common stock: 33,561, 33,241 and 39,948, respectively	(872)	(889)	(1,053)
Total shareholders' equity	213,099	197,968	198,723
Total liabilities and shareholders' equity	$326,161	$299,204	$317,846

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	July 1 2016	July 3 2015
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income	$15,628	$9,449
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	7,928	8,026
Amortization of intangible assets	832	642
Amortization of deferred financing costs	92	92
Impairment losses	6,197	-
Stock based compensation	1,460	1,170
Deferred income taxes	35	(64)
Change in operating assets and liabilities:
Accounts receivable, net	(25,451)	(36,730)
Inventories, net	9,310	(13,996)
Accounts payable and accrued liabilities	10,913	25,692
Other current assets	1,257	3,385
Other non-current assets	(246)	(54)
Other long-term liabilities	(751)	(143)
Other, net	(271)	482
	26,933	(2,049)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(8,902)	-
Capital expenditures	(8,615)	(6,607)
Proceeds from sales of property, plant and equipment	13	15
	(17,504)	(6,592)
CASH USED FOR FINANCING ACTIVITIES
Net borrowings from revolving credit lines	-	-
Principal payments on term loans and other long-term debt	(272)	(272)
Common stock transactions	246	27
Dividends paid	(2,376)	(2,224)
Purchases of treasury stock	(476)	(778)
	(2,878)	(3,247)
Effect of foreign currency rate changes on cash	(108)	(4,989)
Increase (decrease) in cash and cash equivalents	6,443	(16,877)
CASH AND CASH EQUIVALENTS
Beginning of period	69,159	70,793
End of period	$75,602	$53,916

Supplemental Disclosure:
Cash paid (refunded) for taxes	$9,136	$(753)
Cash paid for interest	618	694

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of July 1, 2016 and July 3, 2015, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2015 which was filed with the Securities and Exchange Commission on December 8, 2015, and amended by Amendment No. 1 filed on December 11, 2015 with the Securities and Exchange Commission.

Due to seasonal variations and other factors, the results of operations for the three and nine months ended July 1, 2016 are not necessarily indicative of the results to be expected for the Company's full 2016 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,204, $2,329 and $2,216 as of the periods ended July 1, 2016, October 2, 2015 and July 3, 2015, respectively. The increase in net accounts receivable to $70,658 as of July 1, 2016 from $44,798 as of October 2, 2015 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and nine month periods ended July 1, 2016 and the three and nine month periods ended July 3, 2015, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above

Diluted EPS

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

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 170,357 and 273,912 for the three months ended July 1, 2016 and July 3, 2015, respectively, and 175,742 and 287,241 for the nine months ended July 1, 2016 and July 3, 2015, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 for the three and nine month periods ended July 1, 2016 and July 3, 2015.

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for future equity incentive awards) there were 581,832 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at July 1, 2016.

Non-vested Stock

All shares of non-vested stock awarded by the Company have been granted in the form of shares of Class A common stock at their fair market value on the date of grant and vest within two to five years after the grant date.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s Class A shares traded.

Index
JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the nine months ended July 1, 2016 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 2, 2015	214,027	$21.43
Non-vested stock grants	54,850	24.16
Restricted stock vested	(98,520)	21.48
Non-vested stock at July 1, 2016	170,357	23.62

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 19,973 and 13,438 during the nine month periods ended July 1, 2016 and July 3, 2015, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $332 and $91 for the three month periods ended July 1, 2016 and July 3, 2015, respectively, and $1,013 and $930 for the nine month periods ended July 1, 2016 and July 3, 2015, respectively.  Unrecognized compensation cost related to non-vested stock as of July 1, 2016 was $1,743, which amount will be amortized to expense through November 2019 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended July 1, 2016 and July 3, 2015 was $2,349 and $3,294, respectively.

Restricted Stock Units

All restricted stock units awarded by the Company have been granted in the form of shares of Class A common stock at their fair market value on the date of grant and vest within one or three years after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.  There were 48,456 restricted stock units unvested and outstanding as of July 1, 2016 with a weighted average grant date fair value of $23.65.  There were 10,088 restricted stock units unvested and outstanding as of July 3, 2015 with a weighted average grant date fair value of $31.23.

The Company issued no restricted stock units during the three month period ended July 1, 2016 and 48,456 restricted stock units at a weighted average grant price of $23.65 during the nine month period ended July 1, 2016.  The Company issued 7,336 restricted stock units at a weighted average grant price of $33.40 during the nine month period ended July 3, 2015.

Stock compensation expense, net of forfeitures, related to restricted stock units was $148 for the three months ended July 1, 2016 and $415 for the nine months ended July 1, 2016.  Stock compensation expense, net of forfeitures, related to restricted stock units was $79 for the three months ended July 3, 2015 and $207 for the nine month period ended July 3, 2015.  Unrecognized compensation cost related to non-vested restricted stock units as of July 1, 2016 was $833, which amount will be amortized to expense through September 2018 or adjusted for changes in future estimated or actual forfeitures.

Index
JOHNSON OUTDOORS INC.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan, which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

During the three and nine month periods ended July 1, 2016, the Company issued 7,732 shares of Class A common stock and recognized $33 of expense in connection with the Employees’ Stock Purchase Plan.  During the three and nine months ended July 3, 2015, the Company issued 8,062 shares of Class A common stock and recognized $33 of expense in connection with the Employees’ Stock Purchase Plan.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended July 1, 2016 and July 3, 2015 were as follows:

	Three Months Ended		Nine Months Ended
	July 1 2016	July 3 2015	July 1 2016	July 3 2015

Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	299	269	853	808
Less estimated return on plan assets	351	247	949	741
Amortization of unrecognized losses	114	85	424	256
Net periodic benefit cost	$62	$107	$328	$323

6	INCOME TAXES

For the three and nine months ended July 1, 2016 and July 3, 2015, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	July 1 2016	July 3 2015	July 1 2016	July 3 2015
Profit before income taxes	$13,865	$16,101	$28,015	$15,997
Income tax expense	7,024	6,104	12,387	6,548
Effective income tax rate	50.7%	37.9%	44.2%	40.9%

The change in the Company’s effective tax rate for the three and nine months ended July 1, 2016 versus the same prior year periods was primarily due to no tax benefit recorded for the non-deductible portion of the goodwill impairment charge recognized in the current year periods.

Index
JOHNSON OUTDOORS INC.

Variances in income or loss for entities that have a valuation allowance, primarily in non-US tax jurisdictions, will drive fluctuations in the Company’s effective tax rate.  The impact of the Company’s operations in these foreign locations is removed from overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended July 1, 2016 and July 3, 2015 were:

July 1 2016	July 3 2015
Australia	France
France	Indonesia
Japan	Italy
Netherlands	Japan
New Zealand	Netherlands
Spain	New Zealand
Switzerland	Spain

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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy, Japan and Germany.  As of the date of this report, the following tax years remain subject to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2013-2015
Canada	2011-2015
France	2011-2015
Germany	2010-2015
Italy	2010-2015
Japan	2012-2015
Switzerland	2005-2015

Pursuant to ASU No. 2015-17, the Company reclassified current deferred tax assets of $8,443 and $10,649 to non-current deferred tax assets, as of July 3, 2015 and October 2, 2015, respectively.  See “Note 14 – New Accounting Pronouncements” for additional information.

Index
JOHNSON OUTDOORS INC.

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	July 1 2016	October 2 2015	July 3 2015
Raw materials	$24,529	$34,711	$30,604
Work in process	85	24	366
Finished goods	46,513	45,184	47,348
	$71,127	$79,919	$78,318

8	GOODWILL

The changes in goodwill during the nine months ended July 1, 2016 and July 3, 2015 were as follows:

	July 1 2016	July 3 2015
Balance at beginning of period	$14,292	$14,416
Acquisitions	3,400	-
Impairment	(6,197)	-
Amount attributable to movements in foreign currency rates	13	(54)
Balance at end of period	$11,508	$14,362

The Company evaluates the carrying value of goodwill on an annual basis or more frequently when events and circumstances warrant such an evaluation.  During the third quarter of fiscal 2016, the Company re-evaluated its projections for its Diving reporting unit, based on lower than anticipated results due to a sustained decline in sales and unfavorable operating margins resulting from various geopolitical and economic factors as well as lack of new product acceptance by consumers. The revised projections were considered an indicator of potential goodwill impairment, and accordingly, the Company performed an impairment analysis on the goodwill of the Diving reporting unit.  In conducting this analysis, the Company used the income approach to compare the reporting unit’s carrying value to its indicated fair value.  Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 13 below).

The Company’s analysis indicated the carrying value of the Diving reporting unit exceeded its indicated fair value as of the measurement date of June 3, 2016.  Based on the results of the impairment test, the Company recognized an impairment charge in the third quarter of fiscal 2016 of $6,197 in “Goodwill and other intangible assets impairment” in the accompanying Condensed Consolidated Statements of Operations in the Diving segment, thereby reducing its carrying value to $0.

See Note 17 below for a discussion of Company acquisitions and their impact on increasing the Company’s goodwill balance during the nine months ended July 1, 2016.

9	WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company's warranty activity for the nine months ended July 1, 2016 and July 3, 2015.

Index
JOHNSON OUTDOORS INC.

	July 1 2016	July 3 2015
Balance at beginning of period	$4,301	$4,078
Expense accruals for warranties issued during the period	3,489	3,948
Less current period warranty claims paid	3,206	3,459
Balance at end of period	$4,584	$4,567

10	CONTINGENCIES

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

11	INDEBTEDNESS

Debt was comprised of the following at July 1, 2016, October 2, 2015, and July 3, 2015:

	July 1 2016	October 2 2015	July 3 2015
Term loans	$7,159	$7,430	$7,520
Revolvers	-	-	-
Other	288	-	-
Total debt	7,447	7,430	7,520
Less current portion of long term debt	378	368	364
Less short term debt	-	-	-
Total long-term debt	$7,069	$7,062	$7,156

Term Loans
The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.5% and 5.25% at July 1, 2016 and July 3, 2015, respectively.

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

Index
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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25 percent to 2.00 percent and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at July 1, 2016 and July 3, 2015 was approximately 1.7% and 1.4%, respectively.

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

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of July 1, 2016 or July 3, 2015.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $451 and $649 at July 1, 2016 and July 3, 2015, respectively.  The Company had no unsecured lines of credit as of July 1, 2016 or July 3, 2015.

Aggregate scheduled maturities of long-term debt as of July 1, 2016, for the remainder of fiscal 2016 and subsequent fiscal years, were as follows:

Fiscal Year
2016	$60
2017	381
2018	403
2019	426
2020	737
Thereafter	5,440
Total	$7,447

Index
JOHNSON OUTDOORS INC.

Balances carried on the Revolver not in excess of the seasonal borrowing limit may be repaid at the Company’s discretion at any time through the maturity date.

Interest paid for the three month periods ended July 1, 2016 and July 3, 2015 was $216 and $282, respectively.  Interest paid for the nine month periods ended July 1, 2016 and July 3, 2015 was $618 and $694, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of July 1, 2016 and July 3, 2015 approximated its carrying value.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 16% of the Company’s revenues for the nine month period ended July 1, 2016 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, 6% were denominated in Canadian dollars and 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of July 1, 2016 and July 3, 2015, the Company held no foreign currency forward contracts.

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

Index
JOHNSON OUTDOORS INC.

•          Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at July 1, 2016, October 2, 2015 and July 3, 2015 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company's financial assets measured at fair value as of July 1, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$12,004	$-	$-	$12,004

The following table summarizes the Company's financial assets measured at fair value as of October 2, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,441	$-	$-	$11,441

The following table summarizes the Company's financial assets measured at fair value as of July 3, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$12,060	$-	$-	$12,060

Index
JOHNSON OUTDOORS INC.

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three months ended July 1, 2016 and July 3, 2015 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of	July 1	July 3
	Operations	2016	2015
Rabbi trust assets	Other (income) expense, net	$(259)	$40

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the nine month periods ended July 1, 2016 and July 3, 2015 was:

	Location of (income) loss	Nine Months Ended
	recognized in Statement of	July 1	July 3
	Operations	2016	2015
Rabbi trust assets	Other (income) expense, net	$(204)	$(409)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition. During the third fiscal quarter of 2016, the Company recorded an impairment charge of $6,197 in “Goodwill and other intangible assets impairment” on goodwill held by the Diving reporting unit, reducing its fair value to $0.  The following table summarizes the Company’s assets measured at fair value on a non-recurring basis as of July 1, 2016 and the losses recognized as a result of this measurement in the three and nine month periods then ended:

	Level 1	Level 2	Level 3	Losses incurred

Goodwill	$-	$-	$6,197	$6,197

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three or nine month periods ended July 3, 2015.

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

On September 25, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, requiring an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and to present or disclose the portion of the amount of adjustment recorded in current-period earnings by the line item where the adjustment would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.  The Company elected to adopt this accounting standard at the beginning of the second quarter of fiscal 2016.

Index
JOHNSON OUTDOORS INC.

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

The Company conducts its worldwide operations through separate business units, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  The Company had no single customer that represented more than 10% of its total net sales during either of the nine month periods ended July 1, 2016 or July 3, 2015.

Net sales and operating profit include both sales to customers, as reported in the Company's accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

Index
JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business unit is presented below:

	Three Months Ended		Nine Months Ended
	July 1 2016	July 3 2015	July 1 2016	July 3 2015	October 2 2015
Net sales:
Marine Electronics:
Unaffiliated customers	$87,928	$86,064	$237,351	$218,819
Interunit transfers	135	134	305	260
Outdoor Equipment:
Unaffiliated customers	13,202	15,593	31,117	34,115
Interunit transfers	15	19	30	36
Watercraft:
Unaffiliated customers	19,167	19,428	40,270	38,769
Interunit transfers	97	102	123	122
Diving
Unaffiliated customers	18,709	19,564	49,554	52,701
Interunit transfers	136	228	643	518
Other / Corporate	294	234	498	412
Eliminations	(383)	(483)	(1,101)	(936)
Total	$139,300	$140,883	$358,790	$344,816
Operating profit (loss):
Marine Electronics	$19,970	$14,603	$42,948	$24,146
Outdoor Equipment	1,168	1,811	1,965	2,536
Watercraft	2,894	2,334	3,190	1,308
Diving	(6,204)	947	(8,782)	242
Other / Corporate	(4,245)	(3,274)	(11,500)	(11,519)
	$13,583	$16,421	$27,821	$16,713
Total assets (end of period):
Marine Electronics			$128,299	$136,484	$125,113
Outdoor Equipment			31,979	37,159	33,663
Watercraft			29,589	29,845	20,898
Diving			73,930	65,416	62,589
Other / Corporate			62,364	48,942	56,941
			$326,161	$317,846	$299,204

16	ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in Accumulated Other Comprehensive Income (AOCI) by component, net of tax, for the three months ended July 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2016	$11,524	$(6,423)	$5,101
Other comprehensive income before reclassifications	(873)	-	(873)
Amounts reclassified from accumulated other comprehensive income	-	114	114
Tax effects	-	(44)	(44)
Balance at July 1, 2016	$10,651	$(6,353)	$4,298

Index
JOHNSON OUTDOORS INC.

The changes in AOCI by component, net of tax, for the nine months ended July 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2015	$10,253	$(6,616)	$3,637
Other comprehensive loss before reclassifications	398	-	398
Amounts reclassified from accumulated other comprehensive income	-	425	425
Tax effects	-	(162)	(162)
Balance at July 1, 2016	$10,651	$(6,353)	$4,298

The changes in AOCI by component, net of tax, for the three months ended July 3, 2015 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 3, 2015	$9,678	$(5,574)	$4,104
Other comprehensive loss before reclassifications	1,128	-	1,128
Amounts reclassified from accumulated other comprehensive income	-	85	85
Tax effects	-	(32)	(32)
Balance at July 3, 2015	$10,806	$(5,521)	$5,285

The changes in AOCI by component, net of tax, for the nine months ended July 3, 2015 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 3, 2014	$18,424	$(5,646)	$12,778
Other comprehensive income before reclassifications	(7,618)	-	(7,618)
Amounts reclassified from accumulated other comprehensive income	-	255	255
Tax effects	-	(130)	(130)
Balance at July 3, 2015	$10,806	$(5,521)	$5,285

The reclassifications out of AOCI for the three month period ended July 1, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$114	Cost of sales / Operating expense
Tax effects	(44)	Income tax expense
Total reclassifications for the period	$70

Index
JOHNSON OUTDOORS INC.

The reclassifications out of AOCI for the three month period ended July 3, 2015 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$85	Cost of sales / Operating expense
Tax effects	(32)	Income tax expense
Total reclassifications for the period	$53

The reclassifications out of AOCI for the nine months ended July 1, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$425	Cost of sales / Operating expense
Tax effects	(162)	Income tax expense
Total reclassifications for the period	$263

The reclassifications out of AOCI for the nine months ended July 3, 2015 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$255	Cost of sales / Operating expense
Tax effects	(130)	Income tax expense
Total reclassifications for the period	$125

17.	ACQUISITIONS

During the nine months ended July 1, 2016, the Company completed two acquisitions.

Acquisition of SeaBear

On October 27, 2015, the Company acquired all of the outstanding common stock of SeaBear GmbH (“SeaBear”) and related patents and other assets in a purchase transaction with SeaBear’s sole shareholder (the “Seller”).  SeaBear, founded and based in Leoben, Austria, specializes in the development of underwater instrumentation through unique application of existing, new and emerging technologies.

The approximately $5,150 acquisition cost was funded with existing cash and credit facilities. Approximately $1,115 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Seller in connection with the inaccuracy of certain representations and warranties made by the Seller or related to the breach or nonperformance of certain other actions, agreements or conditions related to the acquisition, for a period of 18 months from the acquisition date.  The Company cannot estimate the probability or likelihood of bringing such an indemnity claim against the Seller or any related costs at this time.  Under certain circumstances, if government grants made to SeaBear prior to the closing are required to be repaid, the repayment will be funded by the escrow account.  The remaining escrow balance, if any, net of any indemnity claim or grant repayment then pending, will be released to the Seller once the 18 month period has lapsed.

Index
JOHNSON OUTDOORS INC.

The Company believes that sales of SeaBear’s innovative diving technology can be expanded through the Company’s global marketing and distribution networks.  The SeaBear acquisition is included in the Company’s Diving segment.

Acquisition of Northport

On April 4, 2016, the Company acquired substantially all of the assets of Northport Systems, Inc. (“Northport”) in a purchase transaction with Northport and its owners (collectively, the “Seller”).  Northport, based in Toronto, Canada, specializes in the development and application of unique digital cartography technologies and web, e-commerce and data solutions for fishing and marine markets.

The acquisition cost for the Northport assets was funded with existing cash and credit facilities. Approximately $500 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Seller in connection with the inaccuracy of certain representations and warranties made by the Seller or related to the breach or nonperformance of certain other actions, agreements or conditions related to the acquisition, for a period of 24 months from the acquisition date.  The Company cannot estimate the probability or likelihood of bringing such an indemnity claim against the Seller or any related costs at this time.  The remaining escrow balance, if any, net of any indemnity claim then pending, will be released to the Seller once the 24 month period has lapsed.

The Company believes that Northport will bring new cartography capabilities, which can broaden the Company’s innovation horizon and accelerate speed-to-market of new products in this segment.  The Northport acquisition is included in the Company’s Marine Electronics segment.

Purchase Price Allocation

The purchase price allocation for these acquisitions as set forth in the table below reflects preliminary fair value estimates which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain assets and liabilities acquired, the valuation of intangible assets acquired and income and non-income based taxes, and residual goodwill.

Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's combined and consolidated results of operations, either individually or in the aggregate. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

The following table presents the aggregate purchase price allocation, including those items that are still preliminary allocations, for the Company's acquisitions for the nine month period ended July 1, 2016:

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$66
Inventories	197
Other current assets	46
Property, plant and equipment	41
Identifiable intangible assets	6,333
Less, accounts payable and accruals	601
Less, long term liabilities	580
Total identifiable net assets	5,502
Goodwill	3,400
Net assets acquired	$8,902

Index
JOHNSON OUTDOORS INC.

The provisional values assigned in the acquisitions to finite lived intangible assets was as follows:

Description	Amount	Useful Life (yrs)
Developed technologies	$3,433	8
Database and related technologies	2,900	7

Developed technologies were valued using the discounted cash flow method. Under this method, the after-tax direct cash flows expected to be generated by the technologies were discounted over their remaining useful lives, net of contributions of other assets to those cash flows. The discount rates used were commensurate with the inherent risks associated with each type of asset and the level and timing of cash flows appropriately reflect market participant assumptions. We valued base product technology that generates cash flows from sales of the existing products using the income approach, specifically the multi-period excess earnings method which calculates the value based on the risk-adjusted present value of the cash flows specific to the products, allowing for a reasonable return.

Database and related technologies were valued based on the estimated cost to develop such assets.

The weighted average useful life at the dates of acquisition of total amortizable intangible assets acquired was approximately 7.5 years.

The Company expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

Transaction costs incurred for the acquisitions to date were $753, of which $588 was recognized during the nine months ended July 1, 2016.

During the quarter ended July 1, 2016, the Company re-evaluated its projections for its Diving reporting unit as a result of deteriorating business conditions.  As a result, the Company performed an impairment test on the goodwill of the Diving reporting unit, including the goodwill acquired in the SeaBear acquisition, and determined an impairment charge was required.  See “Note 8 – Goodwill” for additional information

Index
JOHNSON OUTDOORS INC.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the nine month periods ended July 1, 2016 and July 3, 2015. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Highlights

Net sales of $139,300 for the third quarter of fiscal 2016 decreased by 1% from the same period in the prior year.  Operating income for the quarter also compared unfavorably to the prior year quarterly period due primarily to the impact of one-time items in both the current and prior year third fiscal quarters.  A decrease in legal expenses in the current year quarter more than offset by a goodwill impairment charge in current year quarter.

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

Index
JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	July 1 2016	July 3 2015	July 1 2016	July 3 2015
Net sales:
Marine Electronics	$88,063	$86,198	$237,656	$219,079
Outdoor Equipment	13,217	15,612	31,147	34,151
Watercraft	19,264	19,530	40,393	38,891
Diving	18,845	19,792	50,197	53,219
Other / Eliminations	(89)	(249)	(603)	(524)
Total	$139,300	$140,883	$358,790	$344,816
Operating profit (loss):
Marine Electronics	$19,970	$14,603	$42,948	$24,146
Outdoor Equipment	1,168	1,811	1,965	2,536
Watercraft	2,894	2,334	3,190	1,308
Diving	(6,204)	947	(8,782)	242
Other / Eliminations	(4,245)	(3,274)	(11,500)	(11,519)
Total	$13,583	$16,421	$27,821	$16,713

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended July 1, 2016 were $139,300, a decrease of $1,583, or 1%, compared to $140,833 for the three months ended July 3, 2015.  Currency translation had an unfavorable impact of 0.3% on net sales in the current year quarter compared to the prior year quarter.

Net sales for the three months ended July 1, 2016 for the Marine Electronics business were $88,063, up $1,865, or 2%, from $86,198 during the third fiscal quarter of the prior year.  The increase was driven by growth in the Humminbird® brand related to successful new product sales for that brand.

Net sales for the Outdoor Equipment business were $13,217 for the third quarter of the current fiscal year, a decrease of $2,395, or 15%, from the prior year net sales during the same period of $15,612.  Increases in Jetboil® sales were more than offset by decreases in tent sales in both the consumer camping and government and commercial tent categories.

Net sales for the third quarter of fiscal 2016 for the Watercraft business were $19,264 a decrease of $266, or 1%, compared to $19,530 in the prior year period.

Diving net sales were $18,845 for the three months ended July 1, 2016 versus $19,792 for the three months ended July 3, 2015, a decrease of $947, or 5%.  Favorable foreign currency translation impacted Diving’s sales by approximately 1% versus the prior year’s third fiscal quarter.  Product availability and decreased sales to Middle Eastern markets negatively affected sales versus the prior year period.

For the nine months ended July 1, 2016, consolidated net sales were $358,790 compared to $344,816 for the nine months ended July 3, 2015.  Currency translation had a 1% unfavorable impact on net sales in the current year to date period compared to the same period of the prior fiscal year.

Index
JOHNSON OUTDOORS INC.

Net sales for the nine months ended July 1, 2016 for the Marine Electronics business were $237,656, up $18,577, or 9%, from $219,079 during the first nine months of the prior year.  Strong new product sales, especially of the new Humminbird® HELIX line of fishfinders, drove the increase.

Net sales for the Outdoor Equipment business were $31,147 for the current year to date period, a decrease of $3,004, or 9%, from net sales during the same period of the prior year of $34,151.  Similar to the third quarter’s results, increased sales of Jetboil® products were not enough to overcome declines in tent sales.  A reduction in government tent orders and overall declines in the consumer camping tent market and lost distribution were the primary drivers of the sales decrease.

Net sales for the first nine months of fiscal 2016 for the Watercraft business were $40,393, an increase of $1,502, or 4%, compared to $38,891 in the prior year period. An increase in the recreation and fishing kayak markets was the primary driver of the growth year over year

Diving net sales were $50,197 for the nine months ended July 1, 2016 versus $53,219 for the nine months ended July 3, 2015.  The 6% decline year over year was driven in part by a 2% unfavorable impact from currency translation as well as a nearly 50% decline in sales to Middle Eastern markets due to political instability in that region.

Cost of Sales

Cost of sales for the three months ended July 1, 2016 was $80,017 compared to $82,131 for the three months ended July 3, 2015.  The decrease year over year was driven in part by lower sales volume.  Cost of sales for the nine months ended July 1, 2016 was $211,213 compared to $206,794 in the same period of the prior year.  The increase was primarily driven by the increase in sales volume offset slightly by lower product costs, particularly for resin during the current year to date period.

Gross Profit Margin

For the three months ended July 1, 2016, gross profit as a percentage of net sales was 42.6% compared to 41.7% in the three month period ended July 3, 2015.  A favorable product mix and pricing increases implemented to offset the effect of unfavorable currency translation in certain markets helped drive the increase in margin during the quarter ended July 1, 2016.  For the nine months ended July 1, 2016, gross profit as a percentage of net sales was 41.1% compared to 40.0% in the nine months ended July 3, 2015.  Lower material costs, pricing increases, a favorable product mix and favorable production volume variances helped drive the increase in margin during the current year to date period.

Operating Expenses

Operating expenses were $45,700 for the three months ended July 1, 2016 compared to $42,331 for the three months ended July 3, 2015.  The increase of $3,369 was primarily due to the net effect of one-time items in both years.  An  improvement of approximately $4,600 in legal expense was more than offset by a goodwill impairment charge of $6,197 recognized in the Diving segment in the current year quarter.

Operating expenses were $119,756 for the nine months ended July 1, 2016 compared to $121,309 in the prior year nine month period.  The $1,553 decrease year over year was driven primarily by an improvement of approximately $10,000 in legal expense offset in part by the goodwill impairment charge recognized in the Diving segment and higher sales volume related expenses in the current year to date period.

Operating Profit

Operating profit on a consolidated basis for the three month period ended July 1, 2016 was $13,583 compared to $16,421 in the third quarter of the prior fiscal year.  The decrease year over year was driven primarily by the factors impacting operating expenses as noted above.  Operating profit on a consolidated basis for the nine months ended July 1, 2016 was $27,821 compared to an operating profit of $16,713 in the prior year to date period.  The primary factor driving the year to date increase in operating profit was the gross profit on the 4% increase in consolidated net sales.

Index
JOHNSON OUTDOORS INC.

Interest

For the three months ended July 1, 2016, interest expense was $93 compared to $213 in the three months ended July 3, 2015.  For the nine months ended July 1, 2016, interest expense totaled $580 compared to $716 for the nine months ended July 3, 2015.  The decrease for each of the three and nine month periods ended July 1, 2016 was caused by a lower average daily revolving credit facility balance during the current fiscal year driven by strong positive cash flow during the twelve months ended July 1, 2016.

Interest income for each of the three and nine month periods ended July 1, 2016 and July 3, 2015 was less than $100.

Other (Income) Expense, net

Other income was $371 for the three months ended July 1, 2016 compared to other expense of $115 in the prior year period.  For the three months ended July 1, 2016, foreign currency exchange gains were $42 compared to losses of $114 for the three months ended July 3, 2015.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $302 in the three month period ended July 1, 2016 compared to investment losses, net of earnings, of $3 in the three month period ended July 3, 2015.

Other income for the nine months ended July 1, 2016 was $752 compared to $38 of other expense for the nine months ended July 3, 2015.  For the nine months ended July 1, 2016, foreign currency exchange gains were $63 compared to losses of $720 for the nine months ended July 3, 2015.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $638 in the nine month period ended July 1, 2016 compared to $910 in the nine month period ended July 3, 2015.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and nine month periods ended July 1, 2016 was 50.7% and 44.2%, respectively, compared to 37.9% and 40.9% in the corresponding periods of the prior year.

The change in the Company’s effective tax rate for the three and nine months ended July 1, 2016 versus the prior year periods was primarily due to no tax benefit being recorded for the non-deductible portion of the goodwill impairment charge reported in both of the current year periods.

Net Income (Loss)

Net income for the three months ended July 1, 2016 was $6,841, or $0.68 per diluted common class A and B share compared to $9,997, or $1.00 per diluted common class A and B share, for the third quarter of the prior fiscal year.  Net income for the nine months ended July 1, 2016 was $15,628, or $1.56 per diluted common class A and B share compared to $9,449, or $0.95 per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Cash, net of debt, was $68,155 as of July 1, 2016, compared to net cash of $46,396 as of July 3, 2015.  The Company's debt to total capitalization ratio was 3% as of July 1, 2016 and 4% as of July 3, 2015.  The Company’s total debt balance was $7,447 as of July 1, 2016 compared to $7,520 as of July 3, 2015.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $70,658 as of July 1, 2016, a decrease of $9,005 compared to $79,663 as of July 3, 2015.  The decrease is due in large part to an increase in sales turns for products sold in the Marine Electronics segment.

Index
JOHNSON OUTDOORS INC.

Inventories, net of inventory reserves, were $71,127 as of July 1, 2016, a decrease of $7,191 compared to $78,318 as of July 3, 2015.  The decrease in inventory was due in large part to decreases in Marine Electronics inventory between these dates.

Accounts payable were $33,715 at July 1, 2016, compared to $38,844 as of July 3, 2015.  The decrease corresponds to the decrease in inventories between periods described above.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Nine Months Ended
(thousands)	July 1 2016	July 3 2015
Cash provided by (used for):
Operating activities	$26,933	$(2,049)
Investing activities	(17,504)	(6,592)
Financing activities	(2,878)	(3,247)
Effect of foreign currency rate changes on cash	(108)	(4,989)
Increase (decrease) in cash and cash equivalents	$6,443	$(16,877)

Operating Activities

Cash provided by operations totaled $26,933 for the nine months ended July 1, 2016 compared with cash used for operations of $2,049 during the corresponding period of the prior fiscal year.  The increase in net income, especially when adjusted for the $6,197 non-cash expense for the goodwill impairment charge occurring during the current year to date period, drove the increase in cash provided by operating activities year over year.

Amortization of deferred financing costs, depreciation and other amortization charges were $8,852 for the nine month period ended July 1, 2016 compared to $8,760 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $17,504 for the nine months ended July 1, 2016 and included acquisitions of $8,902.  The remaining $8,602 and the entire $6,592 for the corresponding period of the prior year consisted of cash usage for capital expenditures net of any proceeds from sales of property, plant and equipment.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2016 are expected to be funded by working capital or existing credit facilities.

Financing Activities

Cash flows used for financing activities totaled $2,878 for the nine months ended July 1, 2016 compared to $3,247 for the nine month period ended July 3, 2015. The Company made principal payments on term notes and other long-term debt of $272 during both the nine month period ended July 1, 2016 and the nine month period ended July 3, 2015.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.5% and 5.25% at July 1, 2016 and July 3, 2015, respectively.

Index
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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at July 1, 2016 and July 3, 2015 was approximately 1.7% and 1.4%, respectively.

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

As of July 1, 2016 the Company held approximately $46,197 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at July 1, 2016.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$7,447	$60	$784	$1,163	$5,440
Operating lease obligations	23,457	1,467	8,204	7,104	6,682
Open purchase orders	51,075	51,075	-	-	-
Contractually obligated interest payments	3,260	96	1,025	655	1,484
Total contractual obligations	$85,239	$52,698	$10,013	$8,922	$13,606

Index
JOHNSON OUTDOORS INC.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $451 and $649 at July 1, 2016 and July 3, 2015, respectively.

The Company anticipates making contributions of $121 to its defined benefit pension plans during the remainder of fiscal 2016.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 2, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended July 1, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 16% of the Company’s revenues for the nine month period ended July 1, 2016 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 6% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of July 1, 2016 and July 3, 2015, the Company held no foreign currency forward contracts.

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

Index
JOHNSON OUTDOORS INC.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at July 1, 2016:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$71

Item 4.	Controls and Procedures

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

In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof (ITC Investigation No. 337-TA-926).
On July 18, 2014, the Company and Johnson Outdoors Marine Electronics, Inc. filed a complaint with the United States International Trade Commission (“ITC”), Investigation No. 337-TA-926, against Respondents Garmin International Inc., Garmin USA, Inc. and Garmin Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, to block the importation of one or more side scan imaging products that were believed to infringe U.S. Patents 7,652,952 (“the ‘952 patent”); 7,710,825 (“the ‘825 patent”); and 7,755,974 (“the ‘974 patent”).  The inventions of these asserted patents are used in certain Humminbird® fishfinders.
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

Pursuant to a confidential settlement agreement entered into between the parties on May 5, 2016, these cases have been dismissed with prejudice.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 8, 2015, as amended by Amendment No. 1 filed on December 11, 2015 with the Securities and Exchange Commission.

Item 6.	Exhibits

See Exhibit Index to this Form 10-Q report.

Index
JOHNSON OUTDOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: August 8, 2016
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1)	This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.