Form 10-K
period 2016-09-30
JOHNSON OUTDOORS INC
filed 2016-12-13
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐
Accelerated Filer	☒
Non-Accelerated Filer	☐	(do not check if a smaller reporting company)
Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐ No  ☒

As of November 27, 2016, 8,778,028 shares of Class A and 1,212,006 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by nonaffiliates of the registrant was approximately $105,000,000 on April 1, 2016 (the last business day of the registrant’s most recently completed fiscal second quarter) based on approximately 4,760,000 shares of Class A common stock held by nonaffiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $22.07 per share, the closing price of the Class A common stock as reported on the NASDAQ Global MarketSM on April 1, 2016 (the last trading day of the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family, as defined herein) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, LakeMaster®, Silva®, Eureka!®, Jetboil®, Old Town®, Ocean Kayak™, Necky®, Extrasport®, Carlisle® and SCUBAPRO®.

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

Marine Electronics has achieved market share gains by focusing on product innovation, quality products and effective marketing.  Such consumer marketing and promotion activities include: product placements on fishing-related television shows; print advertising and editorial coverage in outdoor, general interest and sport magazines; professional angler and tournament sponsorships; packaging and point-of-purchase materials and offers to increase consumer appeal and sales; the Minn Kota, Humminbird and Cannon brand websites; social media networks; and online promotions.

During the year ended September 30, 2016, the Company acquired substantially all of the assets of Northport Systems, Inc., a company specializing in the development and application of unique digital cartography technologies and web, e-commerce and data solutions for fishing and marine markets.  See “Note 17 – Acquisitions” of our consolidated financial statements included elsewhere in this report for additional information.

Outdoor Equipment

The Company’s Outdoor Equipment segment key brands are:  Eureka! consumer, commercial and military tents and accessories, sleeping bags, camping furniture and other recreational camping products; Jetboil portable outdoor cooking systems; and Silva field compasses.

Eureka! consumer tents, sleeping bags, camping furniture, camping stoves and other recreational camping products are mid- to high-price range products sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, catalog and mail order houses, internet retailers and the Eureka! brand website. Marketing of the Company’s tents, sleeping bags and other recreational camping products is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. The Company’s consumer camping tents and sleeping bags are produced by third party manufacturing sources in Asia.  Eureka! camping products are sold under license in Japan, Australia and Europe.

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

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents primarily for the U.S. military at its Binghamton, New York location. Tents produced for military use in the last twelve months include modular general purpose tents, rapid deployment shelters and various lightweight one and two person tents. The Company manufactures military tent accessories like fabric floors and insulated thermal liners and is also a subcontract manufacturer for other providers of military tents.

Jetboil portable outdoor cooking systems are sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, catalog and mail order houses, internet retailers, and the Jetboil brand website.  Marketing of Jetboil systems is focused on building brand awareness and leadership in product features and innovation. Jetboil products are produced at both the Company’s operating location in Manchester, New Hampshire and by third party manufacturing sources in Asia.  Jetboil products are sold in approximately 30 countries around the world.  Markets outside of North America are accessed through a network of international distributors.

Silva field compasses are manufactured by the Company under an exclusive Silva North America trademark right and marketed in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, catalog and mail order houses, internet retailers, and the Silva brand website.

Watercraft

The Company’s Watercraft segment designs and markets Necky high performance sea touring kayaks; sit on top Ocean Kayaks; and Old Town canoes and kayaks for family recreation, touring, angling and tripping and pedal-driven and Minn Kota motor-driven kayaks.  With the exception of Necky fiberglass boats and Old Town wooden canoes, these brands are manufactured at the Company’s facility in Old Town, Maine.

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

The Company’s Watercraft business competes in the mid- to high-end of the product category by introducing product innovations, creating quality products and by focusing on the product-specific needs of each marketing channel.  Consumer marketing and promotion activities include: print advertising and editorial coverage in outdoor, general interest and sport magazines; direct marketing; and using the Carlisle and Extrasport brand websites and social media networks.

Diving

The Company manufactures and markets underwater diving products for recreational divers, which it sells and distributes under the SCUBAPRO brand name.

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, buoyancy compensators, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO diving equipment is marketed to the premium segment and high performance technical diving market. Products are sold via select distribution to independent specialty dive stores worldwide. These specialty dive stores sell the Company’s products over the counter as well as through their own websites.  In addition, they generally provide a wide range of services to divers, including regular maintenance, product repair, diving education and travel programs.  The Company also sells diving gear to dive training centers, resorts, public safety units and armed forces around the world.

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

During the year ended September 30, 2016, the Company acquired the outstanding common stock of SeaBear GmbH, a company specializing in the development of underwater instrumentation through the unique application of existing, new and emerging technologies.  See “Note 17 – Acquisitions” of our consolidated financial statements included elsewhere in this report for additional information.

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

Research and Development

The Company commits significant resources to new product research and development in each of its business segments.  Marine Electronics conducts its product research, design, engineering and software development activities at its locations in Mankato and Little Falls, Minnesota; Alpharetta, Georgia; Toronto, Canada; and Eufaula, Alabama.  Diving maintains research and development facilities in Zurich, Switzerland; Graz, Austria; and Casarza Ligure, Italy.  Research and development activities for Watercraft are performed in Old Town, Maine.  Product research, design and innovation for Outdoor Equipment products are conducted at the Company's Binghamton, New York and Manchester, New Hampshire locations.

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

Humminbird’s main competitors in the market for on-boat electronics are GarminTM, LowranceTM and Simrad, owned by Navico (an Altor private equity holding), and Raymarine®, owned by FLIR Systems.  Competition in this business is primarily focused on the quality of sonar imaging and display, easy to use graphical interfaces as well as the integration of mapping and GPS technology.  Humminbird products contain marine cartography features.  Competitors offering marine cartography products include Navionics®, and C-Map, owned by Digital Marine Solutions (an Altor private equity holding).  Competition in this business focuses primarily on quality of data and quantity of available charts for inland lakes and ocean shoreline.

Cannon’s main competitors in the downrigger market are Big Jon Sports®, Walker and Scotty®. Competition in this business primarily focuses on ease of operation, speed and durability.

Outdoor Equipment:  The Company’s outdoor equipment brands and products compete in the sporting goods and specialty segments of the outdoor equipment market. Competitive brands with a strong position in the sporting goods channel include Coleman® and private label brands. The Company also competes with specialty companies such as Kelty®, The North Face®, Marmot® and Big Agnes® on the basis of materials and innovative designs for consumers who want performance products priced at a value.

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

The Company sells military tents to the United States government via third party distributors who hold supply contracts primarily with the U.S. Government, as well as to international governments.  Such supply contracts can be for commercial off-the-shelf products in addition to products required to be built to unique specifications.  Competitors in the military tent business include HDT®, Alaska Structures®, Camel, Outdoor Venture, and Diamond Brand.

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

Backlog

Unfilled orders for future delivery of products totaled approximately $62 million at September 30, 2016.  For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates.

Employees

At September 30, 2016, the Company had approximately 1,200 regular, full-time employees.  The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

Patents, Trademarks and Proprietary Rights

The Company holds patents for various of the products it sells and regularly files applications for patents.  The Company has numerous trademarks and trade names which it considers important to its business, many of which are noted in this report. Historically, the Company has vigorously defended its intellectual property rights and expects to continue to do so.

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

Seasonality

The Company’s products are warm-weather, outdoor recreation-related, which results in seasonal variations in sales and profitability. This seasonal variability is due to customers’ increasing their inventories in the quarters ending March and June, the primary selling season for the Company’s outdoor recreation products, with lower inventory volumes during the quarters ending September and December. The Company mitigates the seasonality of its businesses somewhat by encouraging customers to purchase and take delivery of products more evenly through the year.  The following table shows, for the past three fiscal years, the total net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year.

	Fiscal Year
	2016		2015		2014
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	20%	-4%	16%	-41%	19%	-17%
March	31%	66%	31%	43%	29%	69%
June	32%	59%	33%	92%	32%	56%
September	17%	-21%	20%	6%	20%	-8%
	100%	100%	100%	100%	100%	100%

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

Competition and consolidation in our markets could reduce our net sales and profitability.

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Navico, Garmin, Confluence Outdoor and Aqua Lung International, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because some of the outdoor recreation product industries have limited barriers to entry. We experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. Consolidation of our retail markets, such as a recently announced combination of outdoor sporting goods retailers, could result in fewer but larger retail customers, which may further result in lower selling prices or reduced sales volumes of our products.  If we cannot compete in our product markets successfully in the future, our net sales and profitability will likely decline.

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

We test our goodwill and other long-lived assets for impairment on an annual basis or when an event occurs that might reduce the fair value of the reporting unit or applicable asset or group of assets below its carrying value. Various uncertainties, including significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, a downturn in the economy or in discretionary income levels or changes in consumer preferences could impact the expected cash flows to be generated by an asset or group of assets, and may result in an impairment of those assets.  Although any such impairment charge would be a non-cash expense, any impairment of our assets could materially increase our expenses and reduce our profitability.  We recorded impairment charges totaling $6,197 in the year ended September 30, 2016 and $8,475 in the year ended October 3, 2014.

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

As of November 27, 2016, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 77% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 96% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

We have, as part of our strategy, historically pursued strategic acquisitions.  The pursuit of future growth through acquisitions, involves significant risks that could have a material adverse effect on our business.  Risks associated with integrating strategic acquisitions include:

•	the acquired business may experience losses which could adversely affect our profitability;
•	unanticipated costs relating to the integration of acquired businesses may increase our expenses and reduce our profitability;
•	the possible failure to obtain any necessary consents to the transfer of licenses or other material agreements of the acquired company;
•	the possible failure to maintain customer, licensor and other relationships of the acquired company after the closing of the transaction with the acquired company;
•	difficulties in achieving planned cost savings and synergies may increase our expenses;
•	diversion of our management’s attention could impair their ability to effectively manage our other business operations;
•	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition; and/or
•
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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 17% of our revenues for the year ended September 30, 2016 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars with the remaining 4% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:

•	economic and political instability;
•	restrictive actions by foreign governments;
•	opportunity costs and reputational damage related to the presence of counterfeit versions of the Company’s products in such foreign markets;
•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
•	changes in import duties or import or export restrictions;

•	timely shipping of product and unloading of product, including the timely rail/truck delivery to our warehouses and/or a customer’s warehouse of our products;
•	complications in complying with the laws and policies of the United States affecting the importation of goods, including duties, quotas and taxes;
•	required compliance with U.S. laws that impact the Company’s operations in foreign jurisdictions that do not impact local operating companies; and
•	complications in complying with trade and foreign tax laws.

Any of these risks, including the cost of compliance with trade and foreign tax laws, could disrupt the supply of our products or increase our expenses.  In particular, the uncertainty regarding the ability of certain European countries to continue to service their sovereign debt obligations and the related financial restructuring efforts by European governments, as well as the decision of the United Kingdom to withdraw from the European Union, may cause the value of several European currencies, including the euro, to fluctuate, which may adversely affect our non-U.S. dollar sales and earnings.  As we have manufacturing operations in Italy, a significant disruption of the political or financial systems there could put these manufacturing operations at risk, which could ultimately adversely affect our profitability or operating results.

We may be subject to disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold data in various company-owned and third party data center facilities upon which our business depends. A disruption, infiltration or failure of these information technology systems or any of these data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information. Any of these events could result in the loss of key information, impair our production and supply chain processes, harm our competitive position, damage our reputation with customers, cause us to incur significant costs to remedy any damages and ultimately materially and adversely affect our business, results of operations and financial condition. While we have implemented a number of protective measures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events.

Our failure to adequately protect personal information could have a material adverse effect on our business.

A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Certain safe-harbor exemptions upon which the Company relies for data transfers have been challenged and may no longer be available to us in the future. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. The evolving data protection regulatory environment may require significant management attention and financial resources to analyze and modify our information technology infrastructure to meet these changing requirements all of which could reduce our operating margins and impact our operating results and financial condition.

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

The Company is also subject to the requirement of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and SEC rules related thereto to conduct due diligence and disclose and report on whether certain minerals and metals, known as “conflict minerals,” are contained in the Company’s products and whether they originate from the Democratic Republic of Congo (“DRC”) and adjoining countries. Among other things, compliance with this rule could adversely affect the sourcing, availability and pricing of such materials if they are found to be used in the manufacture of the Company’s products, and this in turn could affect the costs associated with the Company’s products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that going forward we will be able to obtain the necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.  Moreover, since the Company’s supply chain structure is complex, management may have difficulty verifying the origin of these materials in the future and if they exist within the Company’s products and, as a result, the Company may be unable to certify that its products are DRC conflict mineral free.  Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of all conflict minerals used in our products through the procedures we implement.

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

Our credit facilities and certain other of our debt instruments include limitations on a number of our activities, including our ability to:

•	incur additional debt;
•	create liens on our assets or make guarantees;
•	make certain investments or loans;
•	pay dividends; or
•	dispose of or sell assets, make acquisitions above certain amounts or enter into a merger or similar transaction.

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are approximately 4,760,000 shares of our Class A common stock held by non-affiliates as of November 27, 2016. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

As of September 30, 2016, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

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
Graz, Austria (Diving)
Little Falls, Minnesota* (Marine Electronics)
Manchester, New Hampshire* (Outdoor Equipment)
Mankato, Minnesota* (Marine Electronics)
Mexicali, Mexico* (Marine Electronics)
Old Town, Maine* (Watercraft)
Toronto, Canada (Marine Electronics)
Wendelstein, Germany (Diving)
Yokahama, Japan (Diving)
Zurich, Switzerland (Diving)

The Company’s corporate headquarters is located in a facility in Racine, Wisconsin.

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

Market Information

Certain information with respect to this item is included in Notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of November 27, 2016, the Company had 620 holders of record of its Class A common stock and 25 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended September 30, 2016, October 2, 2015 and October 3, 2014 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Stock prices:
High	$24.24	$31.74	$28.70	$22.99	$34.66	$28.37	$26.75	$34.86	$26.36	$36.62	$26.95	$27.10
Low	21.43	25.60	25.26	19.69	28.35	21.57	20.79	20.43	19.82	26.09	20.50	22.47

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

Quarterly dividends declared in each of the first three quarters of 2016 were $0.08 per share of Class A common stock and $0.073 per share of Class B common stock.  Beginning with the dividend declared on September 28, 2016, the Company increased the dividend to $0.09 per share of Class A common stock and $0.082 per share of Class B common stock. Total dividends declared in 2016 were $3,269.  Cash dividends paid in 2016 totaled $3,170 and dividends payable of $890 were included in current liabilities at September 30, 2016.

While the Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock, they monitor and evaluate the Company’s dividend payment practice quarterly and may elect to increase, decrease or not pay a dividend at any time. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants in its loan agreements.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s monthly Class A common stock purchases during the quarter ended September 30, 2016, which were made solely in connection with the Company’s repurchase of all shares of the Class A common stock formerly held by the Johnson Outdoors Inc. Retirement and Savings Plan (the “401(k) Plan”) and its elimination of the Class A common stock as an investment option under the 401(k) Plan for the participants in such plan.

	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs

September 1, 2016	$33.13	31,100	-	-
Total	$33.13	31,100	-	-

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since September 30, 2011 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company updated its peer group index to reflect the removal of Jarden Corp.  The Company’s new peer group consists of Arctic Cat Inc., Black Diamond Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Marine Products Corporation, and Nautilus, Inc.  The graph assumes $100 was invested on September 30, 2011 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the new and old peer group indices.

* $100 invested on September 30, 2011 in stock or index, including reinvestment of dividends.
   Indexes calculated on a mid-month basis.

	9/30/2011	9/28/2012	9/27/2013	10/3/2014	10/2/2015	9/30/2016
Johnson Outdoors Inc.	$100.0	$139.1	$173.0	$169.7	$143.7	$245.6
NASDAQ Composite	100.0	130.5	160.7	192.5	204.9	234.0
Russell 2000 Index	100.0	131.9	171.6	178.8	182.8	208.4
New Peer Group	100.0	145.0	185.5	203.2	178.0	223.0
Old Peer Group	100.0	155.0	202.2	229.8	228.5	279.1

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

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or referred to elsewhere in this report.  The operating results for the years ended September 30, 2016, October 2, 2015 and October 3, 2014 and the balance sheet data as of September 30, 2016 and October 2, 2015, are derived from the Company’s audited consolidated financial statements included elsewhere herein.  The operating results for the years ended September 27, 2013 and September 28, 2012, and the balance sheet data as of October 3, 2014, September 27, 2013 and September 28, 2012 are derived from the Company’s audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

(thousands, except per share data)	September 30 2016	October 2 2015	October 3 2014	September 27 2013	September 28 2012
OPERATING RESULTS
Net sales	$433,727	$430,489	$425,410	$426,461	$412,292
Gross profit	176,462	171,733	168,613	171,049	164,322
Impairment losses	6,197	-	8,475	-	-
Operating expenses	147,371	153,880	143,447	145,458	142,909
Operating profit	22,894	17,853	16,691	25,591	21,413
Interest expense	727	865	788	1,285	2,258
Other (income) expense, net	(1,488)	1,235	(1,519)	(354)	(771)
Income before income taxes	23,655	15,753	17,422	24,660	19,926
Income tax expense	10,154	5,137	8,299	5,333	9,792
Net income	$13,501	$10,616	$9,123	$19,327	$10,134
Weighted average common shares - Dilutive	9,855	9,727	9,635	9,523	9,379
Net income per common share - Diluted:
Class A	$1.34	$1.06	$0.90	$1.95	$1.03
Class B	1.34	1.06	0.90	1.95	1.03
Dividends declared, per common share*:
Class A	$0.32	$0.31	$0.38	$-	$-
Class B	0.29	0.28	0.34	-	-

* There were five quarterly dividends declared in fiscal 2014 and four quarterly dividends declared in fiscal 2015 and 2016.

(thousands, except per share data)	September 30 2016	October 2 2015	October 3 2014	September 27 2013	September 28 2012
BALANCE SHEET DATA
Current assets	$201,968	$209,370	$197,550	$188,572	$182,952
Total assets	310,279	299,204	288,626	288,350	263,632
Current liabilities	67,654	69,554	60,232	63,372	58,967
Long-term debt, less current maturities	7,008	7,062	7,431	7,794	8,334
Total debt	7,389	7,430	7,791	8,333	8,860
Shareholders' equity	207,496	197,968	198,458	197,668	173,604

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Highlights

The Company’s fiscal 2016 revenues increased by 1% over the prior year.  Strong performance in the Marine Electronics and Watercraft segments more than offset revenue declines in the Diving and Outdoor Equipment segments.  Operating profit grew $5,041, or 28%, in the current year due primarily to an improvement in gross profit related to the higher sales volume as well as margin improvements.  The impact of one time items in operating expenses in both years nearly offset each other.  An improvement of approximately $9,900 in net legal expense year over year was partially offset by $6,197 of impairment charges related to goodwill in the Diving segment recognized by the Company in the third quarter of 2016.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2016	2015	2014
Net sales	$433,727	$430,489	$425,410
Gross profit	176,462	171,733	168,613
Operating expenses	153,568	153,880	151,922
Operating profit	22,894	17,853	16,691
Interest expense	727	865	788
Other (income) expense, net	(1,488)	1,235	(1,519)
Income tax expense	10,154	5,137	8,299
Net income	13,501	10,616	9,123

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2016	2015	2014
Net sales:
Marine Electronics	$274,872	$262,518	$249,561
Outdoor Equipment	40,018	47,573	47,443
Watercraft	50,388	48,961	49,492
Diving	69,137	72,125	79,559
Other / Eliminations	(688)	(688)	(645)
	$433,727	$430,489	$425,410

	2016	2015	2014
Operating profit (loss):
Marine Electronics	$43,092	$26,055	$30,722
Outdoor Equipment	2,077	3,847	(3,726)
Watercraft	3,349	1,620	210
Diving	(9,384)	934	3,596
Other / Eliminations	(16,240)	(14,603)	(14,111)
	$22,894	$17,853	$16,691

See Note 12 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2016 vs. Fiscal 2015

Net Sales

Net sales in 2016 increased by 1% to $433,727 compared to $430,489 in 2015.  Foreign currency exchange had a $2,691 unfavorable impact, less than 1%, on the current year’s sales versus the prior year.

Net sales for the Marine Electronics business increased by $12,354, or 5% during 2016.  The increase from fiscal 2015 was driven primarily by exceptional new product performance in both the Minn Kota and Humminbird product lines.

Outdoor Equipment net sales decreased $7,555, or 16%, in 2016 from 2015.  Strong sales of Jetboil products during 2016 was not able to offset declines in sales of tents year over year.

Net sales in the Watercraft business increased $1,427, or 3%, due primarily to solid product offerings in a strong paddling marketplace.

Diving net sales declined $2,988, or 4%, year over year.  Several factors contributed to this decline, including instability in the Middle East market, competitive pricing pressure in Europe and a product recall in the computer segment.  Additionally, foreign currency exchange had a 1% unfavorable impact on sales.

Cost of Sales

Cost of sales was $257,265, or 59.3% of net sales, on a consolidated basis for the year ended September 30, 2016 compared to $258,756 or 60.1% of net sales, in the prior year.  Modest increases in labor rates were more than offset by process improvements in each of the business segments and lower costs of resin used in the Watercraft business.

Gross Profit

Gross profit of $176,462 was 40.7% of net sales on a consolidated basis for the year ended September 30, 2016 compared to $171,733 or 39.9% of net sales in the prior year.

Gross profit in the Marine Electronics business increased by $5,899 from the prior year due primarily to the 5% increase in net sales.

Outdoor Equipment gross profit decreased by $2,089 from 2015 due primarily to the decline in net sales volume.  A better mix of products sold improved the gross margin rate year over year.

Gross profit in the Watercraft segment was $2,270 higher than 2015 levels due primarily to higher sales volume occurring during 2016 as well as lower resin costs.

The 4% decrease in net sales in the Diving segment noted above was the primary driver of a $1,402 decrease in gross profit of that segment year over year.

Operating Expenses

Operating expenses decreased from the prior year by $312.  The decrease was driven primarily by approximately $9,900 of lower net legal expense, offset in part by $6,197 of impairment charges on Diving goodwill, recognized in the third quarter of the current fiscal year.

Operating expenses for the Marine Electronics segment decreased by $11,139 from fiscal 2015 levels.  The decrease was due mainly to approximately $9,900 of lower net legal expense.  Lower warranty expense in the current year also was a factor in the improvement year over year.

Outdoor Equipment operating expenses decreased by $319 from the prior year due primarily to lower sales volume related costs.

In the Watercraft segment, operating expenses increased $541 from their levels in fiscal 2015 due primarily to higher sales volume related expense.

Operating expenses for the Diving business increased by $8,916 year over year due primarily to a goodwill impairment charge of $6,197 recognized in the current year.  Additionally, the acquisition of Seabear contributed approximately $1,200 of incremental expense in the current year.

Operating Results

The Company’s operating profit was $22,894 in fiscal 2016 compared to an operating profit of $17,853 in fiscal 2015.  Marine Electronics operating profit increased by $17,037 to $43,092 from $26,055 in the prior year due primarily to the lower net legal expense noted above.  Excluding the effect of the change in legal expense, operating profit for this segment would have been approximately $7,100 higher than in the prior year driven by the increase in sales volume between years.  The operating profit for Outdoor Equipment was $2,077 compared to $3,847 and reflects the decline in tent sales year over year.  Operating profit for the Watercraft business increased by $1,728 in fiscal 2016 over fiscal 2015 due to the factors noted above.  Operating profit for the Diving business declined $10,318 from fiscal 2015 due to the goodwill impairment charge, sales declines and incremental R&D costs from the Seabear acquisition.

Other Income and Expenses

Interest expense of $727 decreased from the prior year by $138. Interest income was less than $100 in both years.  Net other income of $1,407 in fiscal 2016 compared favorably to net other expense of $1,299 in fiscal 2015.  The current year other income included currency gains of $277 and market gains and dividends of $1,092 on deferred compensation plan assets.  In the prior year, other expense included $1,196 of currency losses as well as $106 of market losses, net of dividend income, on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other income (expense), net” are offset as deferred compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $23,655 in fiscal 2016 compared to $15,753 in fiscal 2015. The Company recorded income tax expense of $10,154 in 2016, which equated to an effective tax rate of 42.9%, compared to $5,137 in 2015, which equated to an effective tax rate of 32.6%.  The fiscal 2016 tax expense reflects the impact of impairment charges against goodwill which is discussed in Note 1 to the consolidated financial statements included elsewhere in this report.

Net Income

The Company recognized net income of $13,501, or $1.34 per diluted common share, in fiscal 2016 compared to $10,616, or $1.06 per diluted common share, in fiscal 2015 based on the factors discussed above.

Fiscal 2015 vs. Fiscal 2014

Net Sales

Net sales in 2015 increased by 1% to $430,489 compared to $425,410 in 2014.  Strong demand for new products overcame a 2.5% unfavorable impact from foreign currency exchange on 2015 sales levels.

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

Cost of Sales

Cost of sales was $258,756, or 60.1% of net sales, on a consolidated basis for the year ended October 2, 2015 compared to $256,797 or 60.4% of net sales, in fiscal 2014.  Costs of raw materials and components increased in 2015 only slightly over the prior year while modest increases in labor rates were nearly offset by process improvements in each of the business segments.

Gross Profit

Gross profit of $171,733 was 39.9% of net sales on a consolidated basis for the year ended October 2, 2015 compared to $168,613 or 39.6% of net sales in fiscal 2014.

Gross profit in the Marine Electronics business increased by $7,076 in 2015 over 2014 due primarily to the 5% increase in net sales.

Outdoor Equipment gross profit increased by $379 in 2015 from 2014 due primarily to a favorable sales mix with the increase in sales of Jetboil products.

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

Operating Expenses

Operating expenses overall increased in 2015 from the prior year by $1,958.  The increase was driven primarily by higher sales volume related expenses.  Non-recurring legal costs related to patent litigation described elsewhere herein recognized in 2015 offset the $6,875 net effect of impairment charges on Jetboil intangible assets and the cash recovery from the Jetboil indemnity escrow, recognized in 2014.

Operating expenses for the Marine Electronics segment increased by $11,743 in 2015 from fiscal 2014 levels.  The increase was due mainly to approximately $7,300 of patent litigation costs incurred in 2015 as well as higher sales volume related costs.

Outdoor Equipment operating expenses decreased by $7,195 in 2015 from 2014 due primarily to $8,475 of impairment charges recognized in fiscal 2014 on Jetboil intangible assets, which was partially offset by a $1,600 cash recovery from the Jetboil indemnity claim in that same year.

In the Watercraft segment, operating expenses decreased $673 in 2015 from their levels in fiscal 2014 due primarily to lower operating costs as a result of our decision to exit certain unprofitable international markets.

Operating expenses for the Diving business decreased by $2,425 year over year due primarily to cost containment efforts in light of lower sales volumes in this segment.

Operating Results

The Company’s operating profit was $17,853 in fiscal 2015 compared to an operating profit of $16,691 in fiscal 2014.  Marine Electronics operating profit decreased by $4,667 to $26,055 in 2015 from $30,722 in the prior year due primarily to $7,300 of patent litigation costs incurred in 2015.  Excluding the effect of these charges, operating profit for this segment would have been $2,666 higher in 2015 than in the prior year.  The operating profit for Outdoor Equipment was $3,847 in 2015 compared to an operating loss of $3,726 in the prior year due primarily to the Jetboil impairment charges noted above.  Excluding the effect of these charges, operating profit for this segment would have been $698 higher in 2015 than in 2014.  Operating profit for the Watercraft business increased by $1,410 in fiscal 2015.  Operating profit for the Diving business declined $2,662 from fiscal 2014 to $934 in fiscal 2015.

Other Income and Expenses

Interest expense of $865 in 2015 increased from the prior year by $77.  Interest income was less than $100 in both years.  Net other expense of $1,299 in fiscal 2015 compared to other income of $1,434 in fiscal 2014.  The current year other expense included currency losses of $1,196 and market losses, net of dividend income, of $106 on deferred compensation plan assets.  In 2014, other income included $427 of currency gains as well as $965 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other expense (income), net” are offset as deferred compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $15,753 in fiscal 2015 compared to $17,422 in fiscal 2014. The Company recorded income tax expense of $5,137 in 2015, which equated to an effective tax rate of 32.6%, compared to $8,299 in 2014, which equated to an effective tax rate of 47.6%.  The fiscal 2014 tax expense reflects the impact of impairment charges against goodwill which is discussed in Note 1 to the consolidated financial statements included elsewhere in this report.

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended

(thousands)	September 30 2016	October 2 2015	October 3 2014
Cash provided by (used for):
Operating activities	$43,434	$18,056	$33,218
Investing activities	(20,741)	(10,394)	(11,887)
Financing activities	(4,736)	(3,989)	(3,498)
Effect of foreign currency rate changes on cash	178	(5,307)	(2,734)
Increase (decrease) in cash and cash equivalents	$18,135	$(1,634)	$15,099

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	September 30 2016	October 2 2015
Current assets	$201,968	$209,370
Current liabilities	67,654	69,554
Working capital	$134,314	$139,816
Current ratio	3:1	3:1

Cash flows provided by operations totaled $43,434, $18,056 and $33,218 in fiscal 2016, 2015 and 2014, respectively. While the increase in net income added more cash in the current year, the primary driver of the increase in cash provided by operations was a reduction in inventory in the current year versus an increase in inventory in the prior year.  Additionally, the change in cash flows provided by operations year over year was impacted by the nature of non-recurring items in each year.  Current year net income was impacted by the effect of $6,197 of non-cash goodwill impairment charges in the Diving segment as well as an improvement in legal expense of approximately $9,900.

Depreciation and amortization charges were $11,955, $11,824 and $10,863 in fiscal 2016, 2015 and 2014, respectively.

Investing Activities

Cash flows used for investing activities were $20,741, $10,394 and $11,887 in fiscal 2016, 2015 and 2014, respectively.  The purchases of the Seabear and Northport businesses in fiscal 2016 used cash of $9,152.  Expenditures for property, plant and equipment were $11,702, $10,409 and $13,263 in fiscal 2016, 2015 and 2014, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past two fiscal years:

(thousands, except share data)	2016	2015
Current debt	$381	$368
Long-term debt	7,008	7,062
Total debt	7,389	7,430
Shareholders' equity	207,496	197,968
Total capitalization	$214,885	205,398
Total debt to total capitalization	3%	4%

Cash flows used for financing activities totaled $4,736 in fiscal 2016 compared to $3,989 in 2015 and $3,498 in 2014.  Dividend payments were $3,170, $2,966 and $2,955 in 2016, 2015 and 2014, respectively.  Payments on long-term debt were $332, $360 and $542 in fiscal 2016, 2015 and 2014, respectively.  The Company had current maturities of its long-term debt of $381 and $368 as of September 30, 2016 and October 2, 2015, respectively, and no outstanding borrowings on its revolving credit facilities as of the end of either fiscal year.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $7,008 and $7,062 as of September 30, 2016 and October 2, 2015, respectively.

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.50% at September 30, 2016 and 5.25% at October 2, 2015.

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

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 3% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.  See discussion of the payoff of the term loans at Note 14 to the consolidated financial statements included elsewhere in this report.

On September 16, 2013, the Company and certain of its subsidiaries entered into a new credit facility with PNC Bank National Association and certain other lenders named therein.  This credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank, National Association, as lender and as administrative agent and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has a 60 month term and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings under the facility may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.

The interest rate on the Revolver is based on LIBOR plus an applicable margin.  The applicable margin resets each quarter and ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver was approximately 1.7% at September 30, 2016 and 1.4% at October 2, 2015.

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

As of September 30, 2016, the Company held approximately $53,698 of cash and cash equivalents in bank accounts in foreign jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations at September 30, 2016.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$7,389	$381	$829	$1,215	$4,964
Operating lease obligations	28,138	6,058	9,617	7,858	4,605
Open purchase orders	61,748	61,748	-	-	-
Contractually obligated interest payments	3,164	523	841	603	1,197
Total contractual obligations	$100,439	$68,710	$11,287	$9,676	$10,766

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at September 30, 2016 were $392 compared to $684 on October 2, 2015 and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 30, 2016 or October 2, 2015.

The Company has no other off-balance sheet arrangements.

The Company anticipates making contributions to its defined benefit pension plans of $685 through September 29, 2017.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 17% of the Company’s revenues for the fiscal year ended September 30, 2016 were denominated in currencies other than the U.S. dollar.  Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 4% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of September 30, 2016 and October 2, 2015, the Company held no foreign currency forward contracts.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates. The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s term loans outstanding at September 30, 2016:

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

In assessing the recoverability of the Company’s goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  The Company recognized goodwill impairment charges of $6,197 in 2016 and $6,475 in 2014.  See further discussion at Note 1 to the consolidated financial statements included elsewhere in this report.

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

In assessing the recoverability of the Company’s other indefinite lived intangible assets, the Company estimates the fair value of the various intangible assets.  The fair value of trademarks and patents is estimated using the relief from royalty method.  If the fair value of an intangible asset exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the intangible asset, an impairment loss is recognized for the amount of the difference.  The Company recognized impairment charges of $2,000 on indefinite lived intangible assets in 2014.

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

Warranties

The Company accrues a warranty reserve for estimated costs to provide warranty services. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 30, 2016, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating and Corporate Governance Committee” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct; Corporate Governance Guidelines; and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr., Edward F. Lang and Richard (“Casey”) Sheahan.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2016, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2010 Long-Term Stock Incentive Plan	-	$-	578,515
2012 Non-Employee Director Stock Ownership Plan	17,008	-	11,202
2009 Employee Stock Purchase Plan	-	-	12,403
Total All Plans	17,008	-	602,120

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets – September 30, 2016 and October 2, 2015
•	Consolidated Statements of Operations – Years ended September 30, 2016, October 2, 2015 and October 3, 2014
•	Consolidated Statements of Comprehensive Income – Years ended September 30, 2016, October 2, 2015 and October 3, 2014
•	Consolidated Statements of Shareholders’ Equity – Years ended September 30, 2016, October 2, 2015 and October 3, 2014
•	Consolidated Statements of Cash Flows – Years ended September 30, 2016, October 2, 2015 and October 3, 2014
•	Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 13th day of December 2016.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of December 2016.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)

/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Lead Outside Director

/s/ Terry E. London	Director
(Terry E. London)

/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)

/s/ Edward Stevens	Director
(Edward Stevens)

/s/ Edward F. Lang	Director
(Edward F. Lang)

/s/ Katherine Button Bell	Director
(Katherine Button Bell)

/s/ Richard Sheahan	Director
(Richard (“Casey”) Sheahan)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title

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

3.2	Bylaws of the Company as amended and restated through December 6, 2010. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended October 1, 2010 and incorporated herein by reference.)

4.1	Note Agreement dated October 1, 1995. (Filed as Exhibit 4.1 to the Company’s Form 10‑Q for the quarter ended December 29, 1995 and incorporated herein by reference.)

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

21	Subsidiaries of the Company as of September 30, 2016.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

101
The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of September 30, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited Johnson Outdoors Inc.'s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Johnson Outdoors Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Johnson Outdoors Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Johnson Outdoors Inc. and our report dated December 13, 2016 expressed an unqualified opinion.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of September 30, 2016 and October 2, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Johnson Outdoors Inc. as of September 30, 2016 and October 2, 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Johnson Outdoors Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 13, 2016 expressed an unqualified opinion on the effectiveness of Johnson Outdoors Inc.’s internal control over financial reporting.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 13, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	September 30 2016	October 2 2015	October 3 2014
Net sales	$433,727	$430,489	$425,410
Cost of sales	257,265	258,756	256,797
Gross profit	176,462	171,733	168,613
Operating expenses:
Marketing and selling	90,690	93,707	87,902
Administrative management, finance and information systems	38,251	43,690	39,078
Goodwill and other intangible assets impairment	6,197	-	8,475
Research and development	18,430	16,483	16,467
Total operating expenses	153,568	153,880	151,922
Operating profit	22,894	17,853	16,691
Interest income	(81)	(64)	(85)
Interest expense	727	865	788
Other (income) expense	(1,407)	1,299	(1,434)
Profit before income taxes	23,655	15,753	17,422
Income tax expense	10,154	5,137	8,299
Net income	$13,501	$10,616	$9,123

Weighted average common shares - Basic:
Class A	8,627	8,515	8,420
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	16	-	3
Weighted average common shares - Dilutive	9,855	9,727	9,635
Net income per common share - Basic:
Class A	$1.36	$1.08	$0.93
Class B	$1.24	$0.98	$0.84
Net income per common share - Diluted:
Class A	$1.34	$1.06	$0.90
Class B	$1.34	$1.06	$0.90
Dividends declared per common share:
Class A	$0.32	$0.31	$0.38
Class B	$0.29	$0.28	$0.34

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(thousands, except per share data)	September 30 2016	October 2 2015	October 3 2014
Comprehensive income:
Net income	$13,501	$10,616	$9,123
Other comprehensive income (loss):
Foreign currency translation gain (loss)	521	(8,348)	(5,500)
Write off of currency translation adjustment (gain) loss	(249)	177	135
Change in pension plans, net of tax of $952, $541 and $750, respectively	(1,555)	(970)	(1,223)
Total other comprehensive loss	(1,283)	(9,141)	(6,588)
Total comprehensive income	$12,218	$1,475	$2,535

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 30 2016	October 2 2015
ASSETS
Current assets:
Cash and cash equivalents	$87,294	$69,159
Accounts receivable, net	41,522	44,798
Inventories	68,397	79,919
Other current assets	4,755	4,845
Total current assets	201,968	198,721
Property, plant and equipment, net of accumulated depreciation of $123,921 and $116,902, respectively	48,998	45,287
Deferred income taxes	19,063	15,867
Goodwill	11,196	14,292
Other intangible assets, net	14,462	11,688
Other assets	14,592	13,349
Total assets	$310,279	$299,204
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$-
Current maturities of long-term debt	381	368
Accounts payable	24,521	28,455
Accrued liabilities:
Salaries, wages and benefits	17,396	16,815
Accrued warranty	4,326	4,301
Income taxes payable	1,691	3,837
Accrued discounts and returns	7,074	3,991
Other	12,265	11,787
Total current liabilities	67,654	69,554
Long-term debt, less current maturities	7,008	7,062
Deferred income taxes	1,216	1,182
Retirement benefits	12,699	10,118
Other liabilities	14,206	13,320
Total liabilities	102,783	101,236
Shareholders' equity:
Preferred stock: none issued	-	-
Common stock:
Class A shares issued and outstanding:	441	441
September 30, 2016: 8,778,028
October 2, 2015: 8,770,612
Class B shares issued and outstanding:	61	61
September 30, 2016: 1,212,006
October 2, 2015: 1,212,382
Capital in excess of par value	71,127	69,545
Retained earnings	135,405	125,173
Accumulated other comprehensive income	2,354	3,637
Treasury stock at cost, shares of Class A common stock: 64,323 and 33,241, respectively	(1,892)	(889)
Total shareholders' equity	207,496	197,968
Total liabilities and shareholders' equity	$310,279	$299,204

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 27, 2013	9,937,404	499	66,374	112,144	(715)	19,366
Net income	-	-	-	9,123	-	-
Dividends declared	-	-	-	(3,694)	-	-
Issuance of stock under employee stock purchase plan	15,969	1	328	-	-	-
Award of non-vested shares	4,910	-	-	-	-	-
Stock-based compensation	-	-	1,688	-	-	-
Tax effects on stock based awards	-	-	493		-	-
Currency translation adjustment	-	-	-	-	-	(5,500)
Write off of currency translation adjustment loss	-	-	-	-	-	135
Change in pension plans, net of tax of $750	-	-	-	-	-	(1,223)
Purchase of treasury stock at cost	(23,399)	-	-	-	(605)	-
Reissue of treasury stock	46,924	-	(1,001)	-	1,045	-
BALANCE AT OCTOBER 3, 2014	9,981,808	500	67,882	117,573	(275)	12,778
Net income	-	-	-	10,616	-	-
Dividends declared	-	-	-	(3,016)	-	-
Exercise of stock options	2,304	-	77	-	-	-
Issuance of stock under employee stock purchase plan	8,062	2	194	-	-	-
Award of non-vested shares	38,222	-	-	-	-	-
Stock-based compensation	-	-	1,573	-	-	-
Tax effects on stock based awards	-	-	(8)	-	-	-
Currency translation adjustment	-	-	-	-	-	(8,348)
Write off of currency translation adjustment loss	-	-	-	-	-	177
Change in pension plans, net of tax of $541	-	-	-	-	-	(970)
Non-vested stock forfeitures	(25,364)	-	-	-	-	-
Purchase of treasury stock at cost	(31,934)	-	-	-	(865)	-
Reissue of treasury stock	9,896	-	(173)	-	251	-
BALANCE AT OCTOBER 2, 2015	9,982,994	502	69,545	125,173	(889)	3,637
Net income	-	-	-	13,501	-	-
Dividends declared	-	-	-	(3,269)	-	-
Issuance of stock under employee stock purchase plan	7,732	-	160	-	-	-
Award of non-vested shares	54,850	-	(493)	-	493	-
Stock-based compensation	-	-	1,813	-	-	-
Tax effects on stock based awards	-	-	112	-	-	-
Currency translation adjustment	-	-	-	-	-	521
Write off of currency translation adjustment loss	-	-	-	-	-	(249)
Change in pension plans, net of tax of $952	-	-	-	-	-	(1,555)
Non-vested stock forfeitures	(7,885)	-	-	-	-	-
Purchase of treasury stock at cost	(19,973)	-	-	-	(1,506)	-
Reissue of treasury stock	3,416	-	(10)	-	10	-
BALANCE AT SEPTEMBER 30, 2016	10,021,134	$502	$71,127	$135,405	$(1,892)	$2,354

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 30 2016	October 2 2015	October 3 2014
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$13,501	$10,616	$9,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,654	10,846	9,978
Amortization of intangible assets	1,179	856	765
Amortization of deferred financing costs	122	122	120
Impairment losses	6,197	-	8,475
Stock based compensation	1,832	1,606	1,744
Write off of currency translation adjustment (gain) loss	(249)	177	135
Provision for doubtful accounts receivable	299	292	288
Provision for inventory reserves	3,650	2,123	1,043
Deferred income taxes	(2,219)	(1,485)	2,667
Change in operating assets and liabilities:
Accounts receivable, net	3,390	(2,534)	(1,484)
Inventories, net	8,524	(17,999)	7,815
Accounts payable and accrued liabilities	(2,513)	10,582	(3,825)
Other current assets	197	2,599	(4,197)
Other non-current assets	(246)	(284)	(565)
Other long-term liabilities	(622)	(160)	1,145
Other, net	(262)	699	(9)
	43,434	18,056	33,218
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	(9,152)	-	-
Capital expenditures	(11,702)	(10,409)	(13,263)
Proceeds from sales of property, plant and equipment	113	15	1,376
	(20,741)	(10,394)	(11,887)
CASH USED FOR FINANCING ACTIVITIES
Principal payments on term loans and other long-term debt	(332)	(360)	(542)
Deferred financing costs paid to lenders	-	-	(34)
Common stock transactions	271	202	638
Dividends paid	(3,169)	(2,966)	(2,955)
Purchases of treasury stock	(1,506)	(865)	(605)
	(4,736)	(3,989)	(3,498)
Effect of foreign currency rate changes on cash	178	(5,307)	(2,734)
Increase (decrease) in cash and cash equivalents	18,135	(1,634)	15,099
CASH AND CASH EQUIVALENTS
Beginning of period	69,159	70,793	55,694
End of period	$87,294	$69,159	70,793

Supplemental Disclosure:
Cash paid for taxes	$14,496	$2,269	$6,581
Cash paid for interest	732	754	672

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal year ended September 30, 2016 (hereinafter 2016) comprised 52 weeks.  The fiscal year ended October 2, 2015 (hereinafter 2015) comprised 52 weeks.  The fiscal year ended October 3, 2014 (hereinafter 2014) comprised 53 weeks.

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

Inventories at the end of the respective fiscal years consisted of the following:

	September 30 2016	October 2 2015
Raw materials	$26,379	$34,711
Work in process	34	24
Finished goods	41,984	45,184
	$68,397	$79,919

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is determined by straight-line methods over the following estimated useful lives:

Property improvements	5-20 years
Buildings and improvements	20-40 years
Furniture, fixtures and equipment	3-10 years

Upon retirement or disposition of any of the foregoing types of assets, cost and the related accumulated depreciation are removed from the applicable account and any resulting gain or loss is recognized in the results of operations.

Property, plant and equipment at the end of the respective years consisted of the following:

	2016	2015
Property improvements	$590	$588
Buildings and improvements	21,631	21,127
Furniture, fixtures and equipment	150,698	140,474
	172,919	162,189
Less accumulated depreciation	123,921	116,902
	$48,998	$45,287

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.

During the third quarter of fiscal 2016, the Company re-evaluated its projections for its Diving reporting unit, based on lower than anticipated results due to a sustained decline in sales and unfavorable operating margins resulting from various geopolitical and economic factors as well as due to a lack of new product acceptance by consumers. The revised projections were considered an indicator of potential goodwill impairment, and accordingly, the Company performed an impairment analysis on the goodwill of the Diving reporting unit.

The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of the fair value of the applicable reporting unit.  Estimated fair value is based on management judgments and assumptions.  The fair values as determined by management are compared with the aggregate carrying values of the reporting units.  If the fair value of the reporting unit is greater than its carrying amount, there is no impairment.  If the reporting unit carrying amount is greater than the fair value, then the second step must be completed to measure the amount of impairment, if any.

The second step measures the amount of the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value is determined by a purchase price allocation approach in which the fair value of both recognized and unrecognized (if any) net assets is subtracted from the fair value of the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill for that reporting unit.  If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess.

In conducting its analysis, the Company used the income approach to compare the reporting unit’s carrying value to its indicated fair value.  Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 4 below).

The Company’s step one analysis indicated the carrying value of the Diving reporting unit exceeded its indicated fair value as of the measurement date of June 3, 2016.  As a result, the Company performed the second step and based on the results, the Company recognized an impairment charge in the third quarter of fiscal 2016 of $6,197 in “Goodwill and other intangible assets impairment” in the accompanying Condensed Consolidated Statements of Operations in the Diving segment, thereby reducing its carrying value to $0.

See Note 17 below for a discussion of Company acquisitions and their impact on increasing the Company’s goodwill balance during the year ended September 30, 2016.

The results of the impairment tests performed in 2015 indicated no impairment to the Company’s goodwill.

For the year ended October 3, 2014, the Company recognized an impairment charge of $6,475 in the Outdoor Equipment segment.  Due to a decline in forecasted cash flows related to Jetboil, the Company performed an interim impairment test on the goodwill related to the Outdoor Equipment-Consumer reporting unit using the income approach based on estimated cash flows. As of the measurement date of June 27, 2014, the carrying value of the reporting unit exceeded its indicated fair value. As a result, the Company proceeded to Step 2 of the impairment test and determined an impairment charge of $6,475 was required bringing the carrying value to its implied fair value of $0. The charge is included in “Goodwill and other intangible asset impairment” in the accompanying Consolidated Statements of Operations in the Outdoor Equipment segment.

The Company’s impairment analysis is based on management’s estimates.  Due to the uncertainty of future events, the Company cannot assure that growth rates will not be lower than expected, that discount rates will not increase or that projected cash flows of the individual reporting units will not decline, all of which factors could impact the carrying value of any remaining goodwill (or portion thereof) in future periods, and accordingly, whether any impairment losses need to be recorded in future periods.

The changes in the carrying amount of those segments with goodwill and the composition of consolidated net goodwill for fiscal 2016 and 2015 were as follows:

	Segment			Consolidated
	Marine Electronics	Diving	Consolidated	Gross Goodwill	Accumulated Impairment	Total
Balance at October 3, 2014	$10,367	$4,049	$14,416	$60,806	$(46,390)	$14,416
Amount attributable to movements in foreign currency rates	-	(124)	(124)	(124)	-	(124)
Balance at October 2, 2015	$10,367	$3,925	$14,292	$60,682	$(46,390)	$14,292
Acquisitions	827	2,219	3,046	3,046	-	3,046
Impairment	-	(6,197)	(6,197)	-	(6,197)	(6,197)
Amount attributable to movements in foreign currency rates	2	53	55	55	-	55
Balance at September 30, 2016	$11,196	$-	$11,196	$63,783	$(52,587)	$11,196

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2016 or 2015.

During fiscal 2014, due to a decline in forecasted cash flows related to the Jetboil acquisition, the Company performed an interim impairment test on the acquired indefinite lived intangible asset, the Jetboil tradename, by comparing its carrying value to its fair value which was determined using a relief from royalty method under the income approach.  As a result of this analysis, the Company recognized an impairment charge of $2,000 in “Goodwill and other intangible assets impairment” in the accompanying Consolidated Statements of Operations in the Outdoor Equipment segment reducing the fair value of the tradename to $3,400.  There was no additional impairment of indefinite-lived intangible assets recorded for fiscal 2014.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $1,179, $856 and $765 for 2016, 2015 and 2014, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $1,224, $1,024, 1,010, $945 and $811 for fiscal years 2017, 2018, 2019, 2020 and 2021, respectively.

Intangible assets at the end of the last two years consisted of the following:

	2016			2015
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$4,155	$(4,026)	$129	$4,149	$(3,929)	$220
Other amortizable intangibles	10,804	(3,496)	7,308	6,746	(2,303)	4,443
Non-amortized trademarks	7,025	-	7,025	7,025	-	7,025
	$21,984	$(7,522)	$14,462	$17,920	$(6,232)	$11,688

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances such as unplanned negative cash flow indicate that the carrying amount of these assets may not be fully recoverable.  In such an event, the carrying amount of the asset group is compared to the future undiscounted cash flows expected to be generated by the asset group to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets.   The Company performed an impairment analysis on the long-lived assets in its Diving segment during the third quarter of fiscal 2016.  No impairment was indicated.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended September 30, 2016.

Balance at September 27, 2013	$5,214
Expense accruals for warranties issued during the period	3,717
Less current period warranty claims paid	4,853
Balance at October 3, 2014	$4,078
Expense accruals for warranties issued during the period	5,631
Less current period warranty claims paid	5,408
Balance at October 2, 2015	$4,301
Expense accruals for warranties issued during the period	4,699
Less current period warranty claims paid	4,674
Balance at September 30, 2016	$4,326

Accumulated Other Comprehensive Income (Loss)

The components of “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets as of  the end of fiscal year 2016, 2015 and 2014 were as follows:

	2016			2015			2014
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$10,525	-	$10,525	$10,253	$-	$10,253	$18,424	$-	$18,424
Unamortized loss on pension plans	(10,999)	2,828	(8,171)	(8,492)	1,876	(6,616)	(6,981)	1,335	(5,646)
Accumulated other comprehensive income	$(474)	$2,828	$2,354	$1,761	$1,876	$3,637	$11,443	$1,335	$12,778

The reclassifications out of AOCI for the year ended September 30, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$566	Cost of sales / Operating expense
Tax effects	(215)	Income tax expense
Foreign currency translation adjustments
Write off of currency translation amounts	(249)	Other income and expense
Total reclassifications for the period	$102

The reclassifications out of AOCI for the year ended October 2, 2015 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$622	Cost of sales / Operating expense
Tax effects	(237)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation amounts	177	Other income and expense
Total reclassifications for the period	$562

The reclassifications out of AOCI for the year ended October 3, 2014 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$341	Cost of sales / Operating expense
Tax effects	(130)	Income tax expense
Foreign currency translation adjustments
Write off of currency translation amounts	135	Other income and expense
Total reclassifications for the period	$346

The changes in AOCI by component, net of tax, for the year ended September 30, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2015	$10,253	$(6,616)	$3,637
Other comprehensive income (loss) before reclassifications	521	(3,073)	(2,552)
Amounts reclassified from accumulated other comprehensive income	(249)	566	317
Tax effects	-	952	952
Balance at September 30, 2016	$10,525	$(8,171)	$2,354

The changes in AOCI by component, net of tax, for the year ended October 2, 2015 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 3, 2014	$18,424	$(5,646)	$12,778
Other comprehensive income before reclassifications	(8,348)	(2,133)	(10,481)
Amounts reclassified from accumulated other comprehensive income	177	622	799
Tax effects	-	541	541
Balance at October 2, 2015	$10,253	$(6,616)	$3,637

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

For the years ended September 30, 2016, October 2, 2015 and October 3, 2014, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended September 30, 2016, October 2, 2015 and October 3, 2014, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

There were no stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive for the years ended September 30, 2016, October 2, 2015 and October 3, 2014.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 162,472, 214,027 and 319,632 shares for the years ended September 30, 2016, October 2, 2015 and October 3, 2014, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2016	2015	2014
Net income	$13,501	$10,616	$9,123
Less: Undistributed earnings reallocated to non-vested shareholders	(258)	(191)	(304)
Dilutive earnings	$13,243	$10,425	$8,819
Weighted average common shares – Basic:
Class A	8,627	8,515	8,420
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	16	-	3
Weighted average common shares - Dilutive	9,855	9,727	9,635
Net income per common share – Basic:
Class A	$1.36	$1.08	$0.93
Class B	$1.24	$0.98	$0.84
Net income per common share – Diluted:
Class A	$1.34	$1.06	$0.90
Class B	$1.34	$1.06	$0.90

Stock-Based Compensation

Stock-based compensation cost is recorded for all option grants and awards of non-vested stock and restricted stock units based on their grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award. No stock options were granted in 2016, 2015 or 2014.  See Note 10 of these Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, non-vested stock, and employee stock purchase plans.

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency gains from transactions of $277 and $427 in 2016 and 2014, respectively, and currency losses from transactions of $1,196 in 2015, all of which were included in Other (income) expense, net.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 17% of the Company’s revenues for the year ended September 30, 2016 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 4% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  The Company did not use foreign currency forward contracts in 2016, 2015 or 2014.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

Revenue Recognition

The Company recognizes revenue when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists. Contracts, internet commerce agreements, and customer purchase orders are generally used to determine the existence of an arrangement.
•	All substantial risk of ownership transfers to the customer. Shipping documents and customer acceptance, when applicable, are used to verify delivery.
•	The fee is fixed or determinable. This is assessed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.
•
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

Advertising and promotions expense in 2016, 2015 and 2014 totaled $23,611, $24,460 and $22,135, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $866 and $1,049 at September 30, 2016 and October 2, 2015, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $10,240, $10,838 and $10,675 for 2016, 2015 and 2014, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $31,572, less accumulated amortization of $14,597, at September 30, 2016 and $26,487, less accumulated amortization of $11,858, at October 2, 2015.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2016, 2015 and 2014 was $2,738, $2,535 and $2,045, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated fair value at September 30, 2016 and October 2, 2015 due to the short maturities of these instruments. During 2016, 2015 and 2014, the Company held investments in equity and debt securities that were carried at fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

Goodwill and Other Intangible Assets
In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company estimates the future discounted cash flows of the business segments to which the goodwill relates.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  In determining estimated future cash flows, the Company makes assumptions regarding anticipated financial position, future earnings and other factors to determine the fair value of the respective assets.

See Note 2 of these Notes to Consolidated Financial Statements for disclosures regarding the fair value of long-term debt and Note 4 of these Notes to Consolidated Financial Statements for disclosures regarding fair value measurements.

New Accounting Pronouncements

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740).  Pursuant to this update, all deferred tax assets and liabilities, and any related valuation allowances are required to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to retrospectively adopt this accounting standard in the beginning of the first quarter of fiscal 2016 and as a result, prior periods in our Consolidated Financial Statements were adjusted.  Pursuant to this standard, $10,649 of deferred tax assets was reclassified from current deferred tax assets to long-term deferred tax assets.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the current guidance. The lease liability will be measured based on the present value of future lease payments, subject to certain conditions. The right-of-use asset will be measured based on the initial amount of the liability, plus certain initial direct costs. The new guidance will further require that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under current rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for stock-based compensation transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are recorded in equity and as financing activity under the current rules.  The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company will elect early adoption of this standard effective with its first fiscal quarter of 2017 and is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will supersede ASC Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. This standard involves a five-step approach to recognizing revenue based on individual performance obligations in a contract. The new standard will also require additional qualitative and quantitative disclosures about the Company’s contracts with customers, any significant judgments made in applying the revenue guidance, and the Company’s assets recognized from the costs to obtain or fulfill a contract. This guidance becomes effective for the Company at the beginning of its 2019 fiscal year and permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than December 16, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and its related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in Cloud Computing Arrangement. This pronouncement provides guidance to determine whether a cloud-based computing arrangement includes a software license. If a cloud-based computing arrangement includes a software license, the customer must account for the software element of the arrangement consistent with the acquisition of other software licenses. Otherwise, the customer must account for the arrangement as a service contract. The new standard permits the use of either the prospective or retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016.  The Company elected to early adopt this accounting standard at the beginning of the second quarter of fiscal 2016.

2	INDEBTEDNESS

Debt was comprised of the following at September 30, 2016 and October 2, 2015:

	September 30 2016	October 2 2015
Term loans	$7,098	$7,430
Revolvers	-	-
Other	291	-
Total debt	7,389	7,430
Less current portion of long term debt	381	368
Less short term debt	-	-
Total long-term debt	$7,008	$7,062

Term Loans

The Company’s term loans have a maturity date of September 29, 2029.  Each term loan requires monthly payments of principal and interest. Interest on the aggregate outstanding amount of the term loans is based on the prime rate plus an applicable margin.  The interest rate in effect on the term loans was 5.50% at September 30, 2016 and 5.25% at October 2, 2015.

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

The aggregate term loan borrowings are subject to a pre-payment penalty.  The penalty is currently 3% of the pre-payment amount, and the penalty will decrease by 1% annually on the anniversary date of the effective date of the loan agreement.  See discussion of the payoff of the term loans at Note 14 included elsewhere in this report.

Revolvers

On September 16, 2013, the Company and certain of its subsidiaries entered into a new credit facility with PNC Bank National Association and certain other lenders named therein.  This credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings under this facility may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.  The Company had no borrowings against the Revolving Credit Facility as of September 30, 2016 or October 2, 2015.

The interest rate on the Revolver is based on LIBOR plus an applicable margin.  The applicable margin resets each quarter and ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver was approximately 1.7% at September 30, 2016 and 1.4% at October 2, 2015.

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

Other Borrowings

The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 30, 2016.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $392 and $684 at September 30, 2016 and October 2, 2015, respectively.  The Company had no unsecured lines of credit as of September 30, 2016 or October 2, 2015.

Aggregate scheduled maturities of long-term debt as of September 30, 2016 were as follows:

Fiscal Year
2017	$381
2018	403
2019	426
2020	740
2021	475
Thereafter	4,964
Total	$7,389

Interest paid was $732, $754 and $672 for 2016, 2015 and 2014, respectively.

The weighted average borrowing rate for short-term debt was approximately 1.7%, 1.4% and 1.4% for 2016, 2015 and 2014, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt approximated its carrying value as of September 30, 2016 and October 2, 2015.  See Note 4 of these Notes to Consolidated Financial Statements for additional disclosures regarding the fair value.

Under the Company’s Revolving Credit Agreement, a change in control of the Company would constitute an event of default.  A change in control would be deemed to have occurred if, among other events described in the terms of the Credit Agreement, a person or group other than the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) became or obtain rights as a beneficial owner (as interpreted under the Securities Exchange Act of 1934) of a certain percentage of the outstanding capital stock of the Company, if the Johnson Family ceases to own (without lien or encumbrance) at least a certain percentage of the shares of capital stock of the Company with voting power or if the members of the Company’s Board of Directors as of the date of the Credit Agreement (together with any new directors elected to the Board who were also approved for appointment by the then serving directors) cease for any reason to constitute a majority of the Company’s Board of Directors.   At November 27, 2016, the Johnson Family held 3,870,185 shares or approximately 44% of the Class A common stock, 1,211,196 shares or approximately 99.9% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 17% of the Company’s revenues for the fiscal year ended September 30, 2016 were denominated in currencies other than the U.S. dollar.  Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 4% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of September 30, 2016 and October 2, 2015, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company held no interest rate swap contracts in 2016 or 2015.  As of September 30, 2016, the Company was unhedged with respect to interest rate risk on its floating rate debt.

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

The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$12,637	$-	$-	$12,637

The following table summarizes the Company’s financial assets measured at fair value as of October 2, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,441	$-	$-	$11,441

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are owed by the Company to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  This offsetting deferred compensation liability is reported at fair value as well and is included in “Other liabilities” in the Company’s Consolidated Balance Sheets. The mark-to-market adjustments are recorded in “Other (income) expense, net” in the accompanying Consolidated Statements of Operations.

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended September 30, 2016, October 2, 2015 and October 3, 2014, was:

	Location of (income) loss recognized in Statement of Operations	2016	2015	2014

Rabbi trust assets	Other (income) expense, net	$(624)	$638	$(703)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.  During 2016, the Company recorded a $6,197 impairment charge on goodwill held by the Diving business reducing its carrying value to $0, its implied fair value.  The charge is reflected in “Goodwill and other intangible assets impairment.”  During 2014, the Company recorded a $2,000 impairment charge in “Goodwill and other intangible assets impairment” on a trademark held by the Outdoor Equipment business reducing its fair value to $3,400.  The Company also recorded an impairment charge on goodwill held by the Outdoor Equipment business during 2014 reducing its carrying value to its implied fair value of $0.  A $6,475 charge was included in “Goodwill and other intangible assets impairment” related to this impairment during 2014 reducing its carrying value to its implied fair value of $0.  See further discussion of these impairment charges at Note 1 of these Notes to Consolidated Financial Statements.

The following table summarizes the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2016 and the losses recognized as a result of this measurement in year then ended.

	Level 1	Level 2	Level 3	Losses incurred

Goodwill	$-	$-	$-	$6,197

No assets or liabilities were measured at fair value on a non-recurring basis in 2015.

5	LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at September 30, 2016 were as follows:

Year	Related parties included in total	Total
2017	$946	$6,058
2018	977	5,094
2019	1,006	4,523
2020	1,036	4,328
2021	1,067	3,530
Thereafter	179	4,605

Rental expense under all leases was approximately $7,011, $6,933 and $8,360 for 2016, 2015 and 2014, respectively.  Rent expense to related parties was $907, $873 and $970 for 2016, 2015 and 2014, respectively.

6	INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2016	2015	2014
United States	$28,881	$11,886	$11,592
Foreign	(5,226)	3,867	5,830
	$23,655	$15,753	$17,422

Income tax expense for the respective years consisted of the following:

	2016	2015	2014
Current:
Federal	$9,471	$4,916	$3,888
State	1,492	882	403
Foreign	986	1,469	1,886
Deferred	(1,795)	(2,130)	2,122
	$10,154	$5,137	$8,299

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2016	2015
Deferred tax assets:
Inventories	$2,041	$2,495
Compensation	13,956	12,312
Tax credit carryforwards	4,691	4,888
Net operating loss carryforwards	7,628	6,360
Other	7,558	5,532
Total gross deferred tax assets	35,874	31,587
Less valuation allowance	10,215	9,786
Deferred tax assets	25,659	21,801
Deferred tax liabilities:
Goodwill and other intangibles	1,571	1,185
Depreciation and amortization	5,744	5,411
Foreign statutory reserves	497	520
Net deferred tax assets	$17,847	$14,685

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheet as of the years ended September 30, 2016 and October 2, 2015 were as follows:

	2016	2015
Non-current assets	$19,063	$15,867
Non-current liabilities	1,216	1,182
Net deferred tax assets	$17,847	$14,685

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign rate differential	0.3	(1.5)	(0.5)
State income tax, net of federal benefit	6.1	2.4	4.4
Tax credit	(3.5)	(18.8)	(6.3)
Deferred tax asset valuation allowance	0.8	10.0	(0.3)
Uncertain tax positions, net of settlements	1.4	1.7	5.4
Goodwill impairment	6.6	0.0	10.4
Section 199 manufacturer's deduction	(4.2)	(3.7)	(1.6)
Amended tax returns	0.0	3.5	0.0
Other	0.4	4.0	1.2
	42.9%	32.6%	47.7%

The Company’s net operating loss carryforwards and their expirations as of September 30, 2016 were as follows:

	State	Foreign	Total
Year of expiration
2017-2021	$6	$3,084	$3,090
2022-2026	2,953	5,434	8,387
2027-2031	31,144	-	31,144
2032-2036	585	-	585
Indefinite	-	9,941	9,941
Total	$34,688	$18,459	$53,147

The Company has tax credit carryforwards comprised of state credits as shown in the table below.

	State	Federal	Total
Year of expiration
2017-2021	$1,499	$-	$1,499
2022-2026	1,929	-	1,929
2027-2031	904	-	904
2032-2036	359	-	359
Indefinite	-		-
Total	$4,691	$-	$4,691

The negative impact of the valuation allowance in 2016 was primarily the result of not realizing a significant portion of net deferred tax assets in certain foreign jurisdiction.  In the fourth quarter of 2016, the Company reached the conclusion that it was appropriate to setup a valuation allowance against the deferred tax assets in Austria and Indonesia due to negative operating performance in both of these jurisdictions.

The negative impact of the valuation allowance in 2015 was primarily the result of not realizing a significant portion of the U.S. state deferred tax assets.  In the fourth quarter of 2015, the Company reached the conclusion that it was appropriate to (1) release the valuation allowance against the Italian deferred tax assets due to the sustained positive operating performance of its Italy operations and (2) setup a valuation allowance against the deferred tax assets in Australia and Switzerland due to continued negative operating performance in both of these jurisdictions.

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

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties of $194, $148 and $186 were recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2016, 2015 and 2014, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Balance at October 3, 2014	$3,535
Settlement	(103)
Lapse of statute of limitations	(329)
Gross increases - tax positions in period	778
Balance at October 2, 2015	$3,881
Settlement	-
Lapse of statute of limitations	(391)
Gross increases - tax positions in period	1,606
Balance at September 30, 2016	$5,096

The total accrued interest and penalties with respect to income taxes was approximately $1,079 and $787 for the years ended September 30, 2016 and October 2, 2015, respectively.  The Company’s liability for unrecognized tax benefits as of September 30, 2016 was $5,100, and if recognized, $4,600 would have an effective tax rate impact.

The Company has not provided additional U.S. income taxes on $108,552 of undistributed earnings of consolidated foreign subsidiaries included in shareholders’ equity attributable to the Company.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.  The Company is planning to repatriate foreign earnings in fiscal 2017 and the related U.S. tax liability is anticipated to be offset by foreign tax credits for the foreign income taxes previously paid on these earnings.  The Company does not intend or foresee a need to repatriate the remaining undistributed foreign earnings and considers these earnings indefinitely reinvested in the foreign subsidiaries.  If at some future date these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

As of September 30, 2016, the Company held approximately $53,698 of cash and cash equivalents in foreign jurisdictions.

The Company is currently undergoing examinations in Italy, France and Germany.  The amount of unrecognized tax benefits recognized within the next twelve months may decrease due to expiration of the statute of limitations for certain years in various jurisdictions.  However, it is possible that a jurisdiction may open an audit prior to the statute expiring or one of the aforementioned audits may result in adjustments to the Company’s tax filings.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2013-2016
Canada	2012-2016
France	2012-2016
Germany	2009-2016
Italy	2011-2016
Japan	2013-2016
Switzerland	2006-2016

7	EMPLOYEE BENEFITS

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

The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2016 and 2015 was as follows:

	2016	2015
Projected benefit obligation:
Projected benefit obligation, beginning of year	$26,212	$25,301
Service cost	-	-
Interest cost	1,137	1,108
Actuarial loss	3,069	684
Benefits paid	(969)	(881)
Projected benefit obligation, end of year	29,449	26,212
Fair value of plan assets:
Fair value of plan assets, beginning of year	17,020	17,551
Actual gain (loss) on plan assets	1,260	(252)
Company contributions	482	602
Benefits paid	(969)	(881)
Fair value of plan assets, end of year	17,793	17,020
Funded status of the plans	(11,656)	(9,192)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current pension liabilities	188	192
Non-current pension liabilities	11,468	9,000
Accumulated other comprehensive loss	(10,999)	(8,492)
Components of accumulated other comprehensive loss:
Net actuarial loss	(10,999)	(8,492)
Accumulated other comprehensive loss	$(10,999)	$(8,492)

Net periodic benefit cost for the non-contributory defined benefit pension plans for the respective years included the following pre-tax amounts:

	2016	2015	2014
Interest cost	$1,137	$1,108	$1,078
Expected return on plan assets	(1,265)	(1,197)	(1,097)
Amortization of unrecognized net actuarial loss	566	622	341
Net periodic pension cost	438	533	322
Other changes in benefit obligations recognized in other comprehensive income (loss), ("OCI"):
Net actuarial loss	2,507	1,511	1,974
Total recognized in net periodic pension cost and OCI	$2,945	$2,044	$2,296

The Company expects to recognize $710 of unrecognized loss amortization as a component of net periodic benefit cost in 2017.  This amount is included in accumulated other comprehensive income as of September 30, 2016.

At September 30, 2016, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $29,449 and $17,793, respectively, and there were no plans with plan assets in excess of benefit obligations. At October 2, 2015, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $26,212 and $17,020, respectively, and there were no plans with plan assets in excess of benefit obligations.

The Company anticipates making contributions to the defined benefit pension plans of $685 through September 29, 2017.

Estimated benefit payments from the Company’s defined benefit plans to participants for each of the next five years and the five years thereafter are as follows:

2017	$1,045
2018	1,101
2019	1,139
2020	1,195
2021	1,213
Five years thereafter	6,679

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years were as follows:

	Projected Benefit Obligation			Net Periodic Pension Cost
	2016	2015	2014	2016	2015	2014
Discount rate	3.60%	4.35%	4.25%	4.35%	4.25%	5.00%
Long-term rate of return	N/A	N/A	N/A	7.50%	7.50%	7.50%
Average salary increase rate	N/A	N/A	N/A	N/A	N/A	N/A

The change in discount rates in 2016 resulted in an actuarial loss during 2016 of approximately $3,152.  The change in discount rates in 2015 resulted in an actuarial gain during 2015 of approximately $390.   The change in discount rates in 2014 resulted in an actuarial loss during 2014 of approximately $2,640.  The remainder of the actuarial gains or losses for each of the three years was related to adjustments to mortality tables and other modifications to actuarial assumptions.

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

The Company’s pension plans’ weighted average asset allocations at September 30, 2016 and October 2, 2015, by asset category were as follows:

	2016	2015
Equity securities	69%	74%
Fixed income securities	30%	25%
Other securities	1%	1%
	100%	100%

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

The following table summarizes the Company’s pension plan assets measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Description:
Mutual funds	$17,467	$-	$-	$17,467
Money market funds	213	-	-	213
Group annuity contract	-	-	113	113
Total	$17,680	$-	$113	$17,793

The following table summarizes the Company’s pension plan assets measured at fair value as of October 2, 2015:

	Level 1	Level 2	Level 3	Total
Description:
Mutual funds	$16,821	$-	$-	$16,821
Money market funds	44	-	-	44
Group annuity contract	-	-	155	155
Total	$16,865	$-	$155	$17,020

The tables below set forth a summary of changes in fair value of the Company’s Level 3 pension plan assets for the years ended September 30, 2016 and October 2, 2015:

	2016	2015
Level 3 assets, beginning of year	$155	$216
Purchases	2	3
Unrealized loss	(2)	(10)
Sales	(42)	(54)
Level 3 assets, end of year	$113	$155

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

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is reported at fair value equal to the related rabbi trust assets, is classified as “Other liabilities” on our accompanying Consolidated Balance Sheets, was approximately $12,637 and $11,441 as of September 30, 2016 and October 2, 2015, respectively.  See “Note 4 Fair Value” for additional information.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $1,126, $1,093 and $1,061 for 2016, 2015 and 2014, respectively.

8	PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9	COMMON STOCK

The number of authorized and outstanding shares of each class of the Company’s common stock at the end of the respective years was as follows:

	2016	2015
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,778,028	8,770,612
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,212,006	1,212,382

Holders of Class A common stock are entitled to elect 25%, or the next highest whole number, of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2016 and 2015 there were 376 and 0 shares of Class B common stock converted into Class A common stock, respectively.

10	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan there were 589,717 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at September 30, 2016.  Shares issued pursuant to the exercise of stock options or grants of restricted stock are typically issued first out of treasury stock to the extent that treasury shares are available.

The Company recognized tax benefits from the exercise of stock options and the vesting of restricted stock of $112, $482 and $493 for 2016, 2015 and 2014, respectively.  These amounts were recorded as increases in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and are currently exercisable. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options in 2016, 2015 or 2014.

A summary of stock option activity related to the Company’s plans is shown below.

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and exercisable at October 3, 2014	9,216	17.07
Exercised	(9,216)	17.07
Outstanding and exercisable at October 2, 2015	-	-	$-	-

There were no stock options outstanding during 2016.

The intrinsic values of the stock received upon exercise of such options at their date of exercise during 2016, 2015 and 2014 were $0, $221 and $96, respectively.

The Company received cash proceeds from stock option exercises totaling $0, $118 and $78 for the years ending September 30, 2016, October 2, 2015 and October 3, 2014, respectively.

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

A summary of non-vested stock activity for the two year period ended September 30, 2016 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 3, 2014	319,632	$17.10
Non-vested stock grants	38,222	30.05
Non-vested stock forfeited	(25,364)	21.27
Restricted stock vested	(118,463)	12.57
Non-vested stock at October 2, 2015	214,027	21.43
Non-vested stock grants	54,850	24.16
Non-vested stock forfeited	(7,885)	18.52
Restricted stock vested	(98,520)	19.18
Non-vested stock at September 30, 2016	162,472	24.49

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 19,973 and 30,353 during 2016 and 2015, respectively.  The fair value of restricted stock vested during 2016, 2015 and 2014 was approximately $2,348, $3,294 and $3,123, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,252, $1,287 and $1,523 during 2016, 2015 and 2014, respectively.  The tax benefit recognized during 2016, 2015 and 2014 related to stock based compensation was $476, $598 and $641, respectively.  Unrecognized compensation cost related to non-vested stock as of September 30, 2016 was $1,292, which amount will be amortized to expense through November 2019 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2016 and in prior years have been granted at their fair market value on the date of grant.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees.

A summary of RSU activity follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 3, 2014	10,792	$22.71
RSUs granted	7,336	33.40
RSUs vested	(10,792)	22.71
RSUs at October 2, 2015	7,336	33.40
RSUs granted	48,456	23.64
RSUs vested	(7,336)	33.40
RSUs forfeited	(2,045)	24.16
RSUs at September 30, 2016	46,411	23.62

Stock compensation expense, net of forfeitures, related to restricted stock units was $547, $286 and $165 for the years ended September 30, 2016, October 2, 2015 and October 3, 2014, respectively.  Unrecognized compensation cost related to non-vested restricted stock units as of September 30, 2016 was $652, which amount will be amortized to expense through September 2018 or adjusted for changes in future estimated or actual forfeitures.

Employee Stock Purchase Plan

The 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company issued 7,732, 8,062 and 15,969 shares of Class A common stock under the Purchase Plan during the years 2016, 2015 and 2014, respectively, and recognized expense of $33, $33 and $57 in 2016, 2015 and 2014, respectively.

11	RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family and other related parties. These transactions include consulting services, aviation services, office rental, and certain administrative activities.  Total costs of these transactions were $1,196, $1,187 and $1,114 for 2016, 2015 and 2014, respectively.  Amounts due to/from related parties were immaterial at September 30, 2016 and October 2, 2015.

12	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  The Company had no single customer that accounted for more than 10% of its total net sales in fiscal 2016, 2015 or 2014.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2016		2015	2014
Net sales:
Marine Electronics:
Unaffiliated customers	$274,539		$262,184	$249,344
Interunit transfers	333		334	217
Outdoor Equipment:
Unaffiliated customers	39,975		47,526	47,393
Interunit transfers	43		47	50
Watercraft:
Unaffiliated customers	50,240		48,805	49,349
Interunit transfers	148		156	143
Diving
Unaffiliated customers	68,330		71,414	78,779
Interunit transfers	807		711	780
Other / Corporate	643		560	545
Eliminations	(1,331)		(1,248)	(1,190)
Total	$433,727		$430,489	$425,410
Operating profit (loss):
Marine Electronics	$43,092		$26,055	$30,722
Outdoor Equipment	2,077		3,847	(3,726)
Watercraft	3,349		1,620	210
Diving	(9,384)	(1)	934	3,596
Other / Corporate	(16,240)		(14,603)	(14,111)
	$22,894		$17,853	$16,691
Depreciation and amortization expense:
Marine Electronics	$7,597		$7,749	$6,409
Outdoor Equipment	1,121		1,128	1,099
Watercraft	819		972	1,274
Diving	1,210		826	904
Other / Corporate	1,208		1,149	1,177
	$11,955		$11,824	$10,863
Capital expenditures:
Marine Electronics	$6,970		$6,739	$9,726
Outdoor Equipment	311		427	348
Watercraft	911		889	837
Diving	1,464		661	947
Other / Corporate	2,046		1,693	1,405
	$11,702		$10,409	$13,263
Goodwill, net:
Marine Electronics	$11,196		$10,367
Outdoor Equipment	-		-
Watercraft	-		-
Diving	-		3,925
	$11,196		$14,292
Total assets (end of period):
Marine Electronics	$118,357		$125,113
Outdoor Equipment	28,249		33,663
Watercraft	19,693		20,898
Diving	77,195		62,589
Other / Corporate	66,785		56,941
	$310,279		$299,204

(1) Diving 2016 operating profit includes $6,197 of goodwill impairment charges.

A summary of the Company’s operations by geographic area is presented below:

	2016	2015	2014
Net sales:
United States:
Unaffiliated customers	$357,592	$350,340	$337,603
Interunit transfers	14,672	17,872	16,186
Europe:
Unaffiliated customers	32,069	35,547	40,659
Interunit transfers	9,824	9,371	12,349
Canada:
Unaffiliated customers	28,308	28,155	27,715
Interunit transfers	16	11	11
Other:
Unaffiliated customers	15,758	16,447	19,433
Interunit transfers	62	82	186
Eliminations	(24,574)	(27,336)	(28,732)
	$433,727	$430,489	$425,410
Total assets:
United States	$219,625	$210,060
Europe	52,642	59,740
Canada and other	38,012	29,404
	$310,279	$299,204
Long-term assets (1):
United States	$81,292	$79,045
Europe	3,713	5,162
Canada and other	4,243	409
	$89,248	$84,616

(1)	Long term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

13	CONTINGENCIES

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

On October 14, 2016, the Company repaid its outstanding term loans with Ridgestone Bank, totaling $7,068.  The early repayment of these loans resulted in payment of a 3% pre-payment penalty.  The interest rate in effect on these term loans was 5.50% at September 30, 2016 and such loans had a maturity date of September 29, 2029.  See “Note 2 – Indebtedness” for additional information.

15	VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2016, 2015 and 2014:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year ended September 30, 2016
Allowance for doubtful accounts	$2,329	$299	$446	$2,182
Reserves for inventory valuation	4,879	3,650	2,906	5,623
Valuation of deferred tax assets	9,786	1,670	1,241	10,215
Reserves for sales returns	1,945	4,596	3,769	2,772
Year ended October 2, 2015
Allowance for doubtful accounts	$2,665	$292	$628	$2,329
Reserves for inventory valuation	3,950	2,123	1,194	4,879
Valuation of deferred tax assets	8,734	2,602	1,550	9,786
Reserves for sales returns	1,428	3,139	2,622	1,945
Year ended October 3, 2014
Allowance for doubtful accounts	$3,759	$288	$1,382	$2,665
Reserves for inventory valuation	4,015	1,043	1,108	3,950
Valuation of deferred tax assets	9,479	668	1,413	8,734
Reserves for sales returns	1,129	2,553	2,254	1,428

16	QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2016	2015	2016	2015	2016	2015	2016	2015

Net sales	$85,298	$70,822	$134,192	$133,111	$139,300	$140,883	$74,937	$85,673
Gross profit	33,299	27,334	54,995	51,936	59,283	58,752	28,885	33,711
Operating profit (loss)	(900)	(7,331)	15,138	7,623	13,583	16,421	(4,927)	1,140
Income (loss) before income taxes	(519)	(6,924)	14,669	6,820	13,865	16,101	(4,360)	(244)
Income tax expense (benefit)	15	(2,730)	5,348	3,174	7,024	6,104	(2,233)	(1,411)
Net income (loss)	$(534)	$(4,194)	$9,321	$3,646	$6,841	$9,997	$(2,127)	$1,167
Net income (loss) per common share - Basic:
Class A	$(0.05)	$(0.42)	$0.94	$0.37	$0.69	$1.01	$(0.21)	$0.12
Class B	$(0.05)	$(0.42)	$0.86	$0.34	$0.63	$0.92	$(0.21)	$0.11
Net income (loss) per common share - Diluted:
Class A	$(0.05)	$(0.42)	$0.93	$0.36	$0.68	$1.00	$(0.21)	$0.12
Class B	$(0.05)	$(0.42)	$0.93	$0.36	$0.68	$1.00	$(0.21)	$0.12

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the entire year.

17	ACQUISITIONS

During the year ended September 30, 2016, the Company completed two acquisitions for a total of approximately $9,200.

Acquisition of SeaBear

On October 27, 2015, the Company acquired all of the outstanding common stock of SeaBear GmbH (“SeaBear”) and related assets in a purchase transaction with SeaBear’s sole shareholder (the “Seller”).  SeaBear, founded and based in Graz, Austria, specializes in the development of underwater instrumentation through unique application of existing, new and emerging technologies.

The acquisition cost was funded with existing cash and credit facilities. Approximately $1,115 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Seller in connection with the inaccuracy of certain representations and warranties made by the Seller or related to the breach or nonperformance of certain other actions, agreements or conditions related to the acquisition, for a period of 18 months from the acquisition date.  The Company cannot estimate the probability or likelihood of bringing any such indemnity claims against the Seller or any related costs at this time.  Additionally, under certain circumstances, if government grants made to SeaBear prior to the closing are required to be repaid, the repayment will be funded by the escrow account.  The remaining escrow balance, if any, net of any indemnity claim or grant repayment then pending, will be released to the Seller once the 18 month period has lapsed.

The Company believes that sales of SeaBear’s innovative diving technology can be expanded through the Company’s global marketing and distribution networks.  The SeaBear acquisition is included in the Company’s Diving segment.  Goodwill, of $2,219, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.  The goodwill resulting from this acquisition reflects strengthened innovation and enhanced opportunities for sustainable future growth.

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

The acquisition cost for the Northport assets was funded with existing cash and credit facilities. Approximately $500 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Seller in connection with the inaccuracy of certain representations and warranties made by the Seller or related to the breach or nonperformance of certain other actions, agreements or conditions related to the acquisition, for a period of 24 months from the acquisition date.  The Company cannot estimate the probability or likelihood of bringing any such indemnity claims against the Seller or any related costs at this time.  The remaining escrow balance, if any, net of any indemnity claim then pending, will be released to the Seller once the 24 month period has lapsed.  Approximately $250 of the purchase price was in the form of contingent consideration which requires the Seller to meet certain conditions prior to the release of such funds.

The Company believes that Northport will bring new cartography capabilities, which can broaden the Company’s innovation horizon and accelerate speed-to-market of new products in this segment.  The Northport acquisition is included in the Company’s Marine Electronics segment.  Goodwill of $827, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is deductible for tax purposes.  The goodwill resulting from this acquisition reflects the strong cash flow expected from the acquisition due primarily to expected expanded distribution and growth of Humminbird marine electronics and cartography.

Purchase Price Allocation

Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's combined and consolidated results of operations, either individually or in the aggregate.  The following table presents the aggregate purchase price allocation for the Company's acquisitions for the period ended September 30, 2016:

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$66
Inventories	197
Other current assets	40
Property, plant and equipment	27
Identifiable intangible assets	6,706
Less, accounts payable and accruals	350
Less, long term liabilities	580
Total identifiable net assets	6,106
Goodwill	3,046
Net assets acquired	$9,152

The values assigned in the acquisitions to finite lived intangible assets were as follows:

Description	Amount	Useful Life (yrs)
Developed technologies	$6,131	7.6
Non-compete agreements	575	5.0

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

Non-compete agreements were valued using the comparative income differential method based on the estimated negative impact that could occur in the absence of the restrictions enforced by the agreements.

The weighted average useful life at the dates of acquisition of total amortizable intangible assets acquired was approximately 7.3 years.

Transaction costs incurred for the acquisitions was $753 for the twelve months ended September 30, 2016. Such transaction costs are included in "Administrative management, finance and information system" in the accompanying Consolidated Statement of Operations.

During the quarter ended July 1, 2016, the Company re-evaluated its projections for its Diving reporting unit as a result of deteriorating business conditions.  As a result, the Company performed an impairment test on the goodwill of the Diving reporting unit, including the goodwill acquired in the SeaBear acquisition, and determined an impairment charge was required.  See “Note 1 – Goodwill” for additional information.