Form 10-Q
period 2016-12-30
JOHNSON OUTDOORS INC
filed 2017-02-03
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer (do not check if a smaller reporting company) ☐Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 27, 2017, 8,771,151 shares of Class A and 1,212,006 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index
PART I     FINANCIAL INFORMATION
Item 1.	Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(thousands, except per share data)	December 30 2016	January 1 2016
Net sales	$93,729	$85,298
Cost of sales	57,164	51,999
Gross profit	36,565	33,299
Operating expenses:
Marketing and selling	20,822	19,999
Administrative management, finance and information systems	10,561	10,154
Research and development	4,710	4,046
Total operating expenses	36,093	34,199
Operating profit (loss)	472	(900)
Interest income	(23)	(8)
Interest expense	486	190
Other expense (income), net	54	(563)
Loss before income taxes	(45)	(519)
Income tax (benefit) expense	(4,101)	15
Net income (loss)	$4,056	$(534)

Weighted average common shares - Basic:
Class A	8,633	8,582
Class B	1,212	1,212
Participating securities	29	187
Weighted average common shares - Dilutive	9,874	9,981
Net income (loss) per common share - Basic:
Class A	$0.41	$(0.05)
Class B	$0.37	$(0.05)
Net income (loss) per common share - Diluted:
Class A	$0.40	$(0.05)
Class B	$0.40	$(0.05)
Dividends declared per common share:
Class A	$0.09	$0.08
Class B	$0.08	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
(thousands, except per share data)	December 30 2016	January 1 2016
Comprehensive income:
Net income (loss)	$4,056	$(534)
Other comprehensive income (loss):
Foreign currency translation loss	(3,747)	(1,777)
Change in pension plans, net of tax of $54 and $59, respectively	88	96
Total other comprehensive loss	(3,659)	(1,681)
Total comprehensive income (loss)	$397	$(2,215)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	December 30 2016 unaudited	September 30 2016 audited	January 1 2016 unaudited
ASSETS
Current assets:
Cash and cash equivalents	$51,860	$87,294	$49,356
Accounts receivable, net	72,349	41,522	66,057
Inventories	76,037	68,397	93,898
Other current assets	4,819	4,755	5,324
Total current assets	205,065	201,968	214,635
Property, plant and equipment, net of accumulated depreciation of $125,286, $123,921 and $119,171, respectively	48,544	48,998	45,296
Deferred income taxes	22,745	19,063	16,457
Goodwill	11,170	11,196	19,624
Other intangible assets, net	14,060	14,462	11,470
Other assets	14,883	14,592	13,992
Total assets	$316,467	$310,279	$321,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$381	$366
Accounts payable	32,033	24,521	35,055
Accrued liabilities:
Salaries, wages and benefits	12,171	17,396	11,398
Accrued warranty	4,781	4,326	4,258
Income taxes payable	1,055	1,691	2,953
Accrued discounts and returns	6,116	7,074	4,857
Other	12,159	12,265	11,181
Total current liabilities	68,315	67,654	70,068
Long-term debt, less current maturities	13,001	7,008	31,230
Deferred income taxes	1,147	1,216	1,161
Retirement benefits	12,527	12,699	9,979
Other liabilities	14,641	14,206	13,954
Total liabilities	109,631	102,783	126,392
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding:	443	441	441
December 30, 2016: 8,773,175
September 30, 2016: 8,778,028
January 1, 2016: 8,805,489
Class B shares issued and outstanding:	61	61	61
December 30, 2016: 1,212,006
September 30, 2016: 1,212,006
January 1, 2016: 1,212,382
Capital in excess of par value	71,554	71,127	69,751
Retained earnings	138,571	135,405	123,846
Accumulated other comprehensive income (loss)	(1,305)	2,354	1,956
Treasury stock at cost, shares of Class A common stock: 79,071, 64,323 and 37,015, respectively	(2,488)	(1,892)	(973)
Total shareholders’ equity	206,836	207,496	195,082
Total liabilities and shareholders’ equity	$316,467	$310,279	$321,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	December 30 2016	January 1 2016
CASH USED FOR OPERATING ACTIVITIES
Net income (loss)	$4,056	$(534)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	2,821	2,620
Amortization of intangible assets	302	215
Amortization of deferred financing costs	217	31
Stock based compensation	504	501
Deferred income taxes	(4,198)	(651)
Change in operating assets and liabilities:
Accounts receivable, net	(31,355)	(21,496)
Inventories, net	(8,631)	(14,200)
Accounts payable and accrued liabilities	1,801	598
Other current assets	(140)	(452)
Other non-current assets	17	22
Other long-term liabilities	3	(157)
Other, net	277	(54)
	(34,326)	(33,557)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of businesses	-	(5,250)
Capital expenditures	(2,666)	(2,547)
	(2,666)	(7,797)
CASH PROVIDED BY FINANCING ACTIVITIES
Net borrowings from revolving credit lines	12,730	23,911
Principal payments on term loans and other long-term debt	(7,099)	(60)
Common stock transactions	-	97
Dividends paid	(890)	(790)
Purchases of treasury stock	(664)	(476)
	4,077	22,682
Effect of foreign currency rate changes on cash	(2,519)	(1,131)
Decrease in cash and cash equivalents	(35,434)	(19,803)
CASH AND CASH EQUIVALENTS
Beginning of period	87,294	69,159
End of period	$51,860	$49,356

Supplemental Disclosure:
Cash paid for taxes	$644	$1,629
Cash paid for interest	290	135

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of December 30, 2016 and January 1, 2016, and their results of operations and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 which was filed with the Securities and Exchange Commission on December 13, 2016 with the Securities and Exchange Commission.

Effective with the first fiscal quarter of 2017, the Company has renamed its business segments to better reflect the outdoor lifestyle focus of the Company’s brands.  The Company’s segments will be referred to as Fishing (formerly Marine Electronics), Camping (formerly Outdoor Equipment), Watercraft Recreation (formerly Watercraft) and Diving (unchanged).  There is no change in the composition of the Company’s segments.

Due to seasonal variations and other factors, the results of operations for the three months ended December 30, 2016 are not necessarily indicative of the results to be expected for the Company’s full 2017 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $1,924, $2,182 and $2,354 as of December 30, 2016, September 30, 2016 and January 1, 2016, respectively. The increase in net accounts receivable to $72,349 as of December 30, 2016 from $41,522 as of September 30, 2016 is attributable to the seasonal nature of the Company’s business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three-month period ended December 30, 2016, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.  For the three-month period ended January 1, 2016, basic loss per share is the same for both Class A and Class B shares, reflecting the allocation of the net loss under the two class method described above.

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

For the three-month period ended December 30, 2016, diluted net income per share reflects the effect of dilutive restricted stock units and assumes the conversion of Class B common stock into Class A common stock.  For the three-month period ended January 1, 2016, the effects of non-vested restricted stock units are excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 95,068 and 183,830 for the three months ended December 30, 2016 and January 1, 2016, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 and 41,722 for the three month periods ended December 30, 2016 and January 1, 2016, respectively.

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for future equity incentive awards) there were a total of 560,244 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at December 30, 2016.

Index
JOHNSON OUTDOORS INC.

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

A summary of non-vested stock activity for the three months ended December 30, 2016 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 30, 2016	162,472	$24.49
Non-vested stock grants	8,846	43.12
Restricted stock vested	(76,250)	20.54
Non-vested stock at December 30, 2016	95,068	27.68

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 17,832 and 19,973 during the three month periods ended December 30, 2016 and January 1, 2016, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $283 and $371 for the three month periods ended December 30, 2016 and January 1, 2016, respectively.  Unrecognized compensation cost related to non-vested stock as of December 30, 2016 was $1,390, which amount will be amortized to expense through November 2020 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended December 30, 2016 and January 1, 2016 was $3,219 and $2,349, respectively.

Restricted Stock Units

All restricted stock units (RSUs) awarded by the Company have been granted in the form of shares of Class A common stock at their fair market value on the date of grant and vest within one or three years after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.

A summary of RSU activity for the quarter ended December 30, 2016 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 30, 2016	46,411	$23.62
RSUs granted	20,627	42.67
RSUs vested	(2,010)	22.39
RSUs at December 30, 2016	65,028	29.70

Index
JOHNSON OUTDOORS INC.

Stock compensation expense, net of forfeitures, related to restricted stock units was $221 for the three months ended December 30, 2016 and $130 for the three months ended January 1, 2016  Unrecognized compensation cost related to non-vested restricted stock units as of December 30, 2016 was $1,311, which amount will be amortized to expense through September 2019 or adjusted for changes in future estimated or actual forfeitures.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan, which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

During the three month periods ended December 30, 2016 and January 1, 2016, the Company issued no shares of Class A common stock in connection with the Employees’ Stock Purchase Plan.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three month periods ended December 30, 2016 and January 1, 2016 were as follows:

	Three Months Ended
	December 30 2016	January 1 2016

Components of net periodic benefit cost:
Service cost	$-	$-
Interest on projected benefit obligation	284	277
Less estimated return on plan assets	274	299
Amortization of unrecognized losses	142	155
Net periodic benefit cost	$152	$133

6	INCOME TAXES

For the three months ended December 30, 2016 and January 1, 2016, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended
(thousands, except tax rate data)	December 30 2016	January 1 2016
Loss before income taxes	$(45)	$(519)
Income tax (benefit) expense	(4,101)	15
Effective income tax rate	9113.3%	-2.9%

Index
JOHNSON OUTDOORS INC.

The change in the Company’s effective tax rate for the three months ended December 30, 2016 versus the prior year period was primarily due to the impact of a foreign tax credit net tax benefit of about $4,200 generated by the repatriation of approximately $22,000 in the period from foreign jurisdictions into the U.S.  Also, the Company recorded tax benefit of $397 realized from the exercise of the share-based payment arrangements during the three-month period ended December 30, 2016.  See “Note 14 – New Accounting Pronouncements” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Adverse changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions or changes in the Company’s geographic footprint may require changes in valuation allowances in order to reduce the Company’s deferred tax assets.  Such changes may drive fluctuations in the effective tax rate. The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed, primarily in the foreign locations, is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended December 30, 2016 and January 1, 2016 were:

December 30 2016	January 1 2016
Australia	Australia
Austria	France
France	Italy
Indonesia	Japan
Italy	Netherlands
Japan	New Zealand
Netherlands	Spain
New Zealand	Switzerland
Spain
Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2017 fiscal year tax expense is anticipated to include approximately $500 related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.  The Company is projecting accrued interest of $250 related to uncertain income tax positions for the fiscal year ending September 29, 2017.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy, France, Germany and Indonesia. As of the date of this report, the following tax years remain open to examination by the respective tax jurisdictions:

Index
JOHNSON OUTDOORS INC.

Jurisdiction	Fiscal Years
United States	2013-2016
Canada	2012-2016
France	2012-2016
Germany	2009-2016
Italy	2011-2016
Japan	2013-2016
Switzerland	2006-2016

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	December 30 2016	September 30 2016	January 1 2016
Raw materials	$33,170	$26,379	$35,496
Work in process	307	34	203
Finished goods	42,560	41,984	58,199
	$76,037	$68,397	$93,898

8	GOODWILL

The changes in goodwill during the three months ended December 30, 2016 and January 1, 2016 were as follows:

	December 30 2016	January 1 2016
Balance at beginning of period	$11,196	$14,292
Acquisitions	-	5,385
Amount attributable to movements in foreign currency rates	(26)	(53)
Balance at end of period	$11,170	$19,624

The Company evaluates the carrying value of goodwill on an annual basis or more frequently when events and circumstances warrant such an evaluation.  See Note 17 below for a discussion of Company acquisitions and their impact on increasing the Company’s goodwill balance during the periods presented herein.

9	WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the three months ended December 30, 2016 and January 1, 2016.

Index
JOHNSON OUTDOORS INC.

	December 30 2016	January 1 2016
Balance at beginning of period	$4,326	$4,301
Expense accruals for warranties issued during the period	1,448	1,128
Less current period warranty claims paid	993	1,171
Balance at end of period	$4,781	$4,258

10	CONTINGENCIES

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

11	INDEBTEDNESS

Debt was comprised of the following at December 30, 2016, September 30, 2016, and January 1, 2016:

	December 30 2016	September 30 2016	January 1 2016
Term loans	$-	$7,098	$7,371
Revolvers	12,730	-	23,942
Other	271	291	283
Total debt	13,001	7,389	31,596
Less current portion of long term debt	-	381	366
Less short term debt	-	-	-
Total long-term debt	$13,001	$7,008	$31,230

Term Loans
On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in payment of a 3% pre-payment penalty.  The Company’s term loans had a maturity date of September 29, 2029.   The interest rate in effect on the term loans was 5.50% at the date of repayment.

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

Index
JOHNSON OUTDOORS INC.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at December 30, 2016 and January 1, 2016 was approximately 2.0% and 1.7%, respectively.

The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  Under the terms of the Revolver, the Company is required to comply with certain financial and non-financial covenants.  The Revolving Credit Agreement limits asset or stock acquisitions to no more than $20,000 in the event that the Company’s consolidated leverage ratio is greater than 2.5 times.  No limits are imposed if the Company’s consolidated leverage ratio is less than 2.5 times and the remaining borrowing availability under the Revolver is greater than $10,000 at the time of the acquisition.  The Revolving Credit Agreement limits the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year.  The Company may declare and pay dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends or repurchases of common stock exceed $10,000 in any fiscal year.  The Revolving Credit Agreement restricts the Company’s ability to incur additional debt and includes maximum leverage ratio and minimum interest coverage ratio covenants.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 30, 2016 or January 1, 2016.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $392 and $682 at December 30, 2016 and January 1, 2016, respectively.  The Company had no unsecured lines of credit as of December 30, 2016 or January 1, 2016.

Aggregate scheduled maturities of long-term debt as of December 30, 2016, for the remainder of fiscal 2017 and subsequent fiscal years, were as follows:

Fiscal Year
2017	$-
2018	12,730
2019	-
2020	271
2021	-
Thereafter	-
Total	$13,001

Balances carried on the Revolver not in excess of the seasonal borrowing limit may be repaid at the Company’s discretion at any time through the maturity date.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of December 30, 2016, September 30, 2016 and January 1, 2016 approximated its carrying value.

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

Index
JOHNSON OUTDOORS INC.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 16% of the Company’s revenues for the three month period ended December 30, 2016 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros, 5% were denominated in Canadian dollars and 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 30, 2016 and January 1, 2016, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at December 30, 2016, September 30, 2016 and January 1, 2016 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of December 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$13,172	$-	$-	$13,172

The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$12,637	$-	$-	$12,637

The following table summarizes the Company’s financial assets measured at fair value as of January 1, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$12,142	$-	$-	$12,142

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three month periods ended December 30, 2016 and January 1, 2016 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of Operations	December 30 2016	January 1 2016

Rabbi trust assets	Other (income) expense, net	$202	$63

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended December 30, 2016 or January 1, 2016.

14	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services.  The Company intends to adopt this ASU during the first quarter of fiscal 2018 and is currently evaluating the impact that this standard will have on the consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect, if any, of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are recorded in equity and as financing activity under the current rules.  The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company elected to adopt this accounting standard on a prospective basis at the beginning of the first quarter of fiscal 2017.  See “Note 6 – Income Taxes” in the notes to the Company’s accompanying condensed consolidated financial statements for further details concerning the adoption of this standard.

15	SEGMENTS OF BUSINESS

Effective with the first fiscal quarter of 2017, the Company has renamed its business segments to better reflect the outdoor lifestyle focus of the Company’s brands.  The Company’s segments will be referred to as Fishing (formerly Marine Electronics), Camping (formerly Outdoor Equipment), Watercraft Recreation (formerly Watercraft) and Diving (unchanged).  There is no change in the composition of the Company’s segments.

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three month period ended December 30, 2016 there was no single customer that represented more than 10% of the Company’s total net sales.  The Company had net sales to one customer of its Fishing, Camping and Watercraft Recreation segments during the quarter ended January 1, 2016 that represented approximately $12,000 of its consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index
JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended

	December 30 2016	January 1 2016	September 30 2016
Net sales:
Fishing (f.k.a Marine Electronics):
Unaffiliated customers	$67,050	$58,558
Interunit transfers	21	42
Camping (f.k.a. Outdoor Equipment):
Unaffiliated customers	5,728	6,306
Interunit transfers	7	8
Watercraft Recreation (f.k.a Watercraft):
Unaffiliated customers	6,208	6,373
Interunit transfers	9	5
Diving
Unaffiliated customers	14,703	14,009
Interunit transfers	190	283
Other / Corporate	40	52
Eliminations	(227)	(338)
Total	$93,729	$85,298
Operating profit (loss):
Fishing	$7,193	$5,695
Camping	(772)	(202)
Watercraft Recreation	(798)	(535)
Diving	(1,061)	(1,874)
Other / Corporate	(4,090)	(3,984)
	$472	$(900)
Total assets (end of period):
Fishing	$151,978	$153,785	$118,357
Camping	27,096	32,311	28,249
Watercraft Recreation	23,270	23,760	19,693
Diving	58,566	68,058	77,195
Other / Corporate	55,557	43,560	66,785
	$316,467	$321,474	$310,279
1

16	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended December 30, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$10,525	$(8,171)	$2,354
Other comprehensive loss before reclassifications	(3,747)	-	(3,747)
Amounts reclassified from accumulated other comprehensive income	-	142	142
Tax effects	-	(54)	(54)
Balance at December 30, 2016	$6,778	$(8,083)	$(1,305)

Index
JOHNSON OUTDOORS INC.

The changes in AOCI by component, net of tax, for the three months ended January 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2015	$10,253	$(6,616)	$3,637
Other comprehensive loss before reclassifications	(1,777)	-	(1,777)
Amounts reclassified from accumulated other comprehensive income	-	155	155
Tax effects	-	(59)	(59)
Balance at January 1, 2016	$8,476	$(6,520)	$1,956

The reclassifications out of AOCI for the three months ended December 30, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$142	Cost of sales / Operating expense
Tax effects	(54)	Income tax expense
Total reclassifications for the period	$88

The reclassifications out of AOCI for the three months ended January 1, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$155	Cost of sales / Operating expense
Tax effects	(59)	Income tax expense
Total reclassifications for the period	$96

17.	ACQUISITIONS

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

Index
JOHNSON OUTDOORS INC.

The Company believed that sales of SeaBear’s innovative diving technology could be expanded through the Company’s global marketing and distribution networks.  The SeaBear acquisition is included in the Company’s Diving segment.  Goodwill of $2,219, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes.

During the quarter ended July 1, 2016, the Company re-evaluated its projections for its Diving reporting unit as a result of deteriorating business conditions. As a result, the Company performed an impairment test on the goodwill of the Diving reporting unit, including the goodwill acquired in the SeaBear acquisition, and determined an impairment charge of $6,197 was required thereby reducing the carrying value of goodwill reported in the Diving segment (including the portion attributable to the SeaBear acquisition) to $0.

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

The Company believes that Northport will bring new cartography capabilities, which can broaden the Company’s innovation horizon and accelerate speed-to-market of new products in this segment.  The Northport acquisition is included in the Company’s Fishing segment.  Goodwill of $827, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is deductible for tax purposes.  The goodwill resulting from this acquisition reflects the strong cash flow expected from the acquisition due primarily to expected expanded distribution and growth of Humminbird marine electronics and cartography.

Purchase Price Allocation

Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company’s combined and consolidated results of operations, either individually or in the aggregate.

The following table presents the aggregate purchase price allocation for the Company’s acquisitions described above:

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$66
Inventories	197
Other current assets	40
Property, plant and equipment	27
Identifiable intangible assets	6,706
Less, accounts payable and accruals	350
Less, long term liabilities	580
Total identifiable net assets	6,106
Goodwill	3,046
Net assets acquired	$9,152

Index
JOHNSON OUTDOORS INC.

The values assigned in the acquisitions described above to finite lived intangible assets were as follows:

Description	Amount	Useful Life (yrs)
Developed technologies	$6,131	7.6
Non-compete agreements	575	5

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

Transaction costs of $301 were recognized during the three months ended January 1, 2016.

Index
JOHNSON OUTDOORS INC.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended December 30, 2016 and January 1, 2016. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•	Forward Looking Statements
•	Trademarks
•	Overview
•	Results of Operations
•	Liquidity and Financial Condition
•	Contractual Obligations and Off Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 which was filed with the Securities and Exchange Commission on December 13, 2016.

Effective with the first fiscal quarter of 2017, the Company has renamed its business segments to better reflect the outdoor lifestyle focus of the Company’s brands.  The Company’s segments will be referred to as Fishing (formerly Marine Electronics), Camping (formerly Outdoor Equipment), Watercraft Recreation (formerly Watercraft) and Diving (unchanged).  There is no change in the composition of the Company’s segments.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 13, 2016 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and digital presence; litigation costs related to actions of and disputes with third parties, including competitors, and matters related to the Company’s intellectual property rights; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s ongoing success in meeting financial covenants in its credit arrangements with its lenders; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Highlights

Net sales of $93,729 for the first quarter of fiscal 2017 increased by 10% from the same period in the prior year due primarily to an exceptionally strong quarter for the Fishing business.  Operating income for the quarter also compared favorably increasing by $1,372 over the prior year first quarter.  Net income for the current quarter was affected significantly by a tax benefit of about $4,200 driven by the repatriation of approximately $22,000 to the U.S. from foreign jurisdictions.   This benefit, fully recognized in the first quarter of fiscal 2017, results in a very large effective tax rate on the small pre-tax loss.

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

Index
JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended
	December 30 2016	January 1 2016
Net sales:
Fishing (f.k.a Marine Electronics)	$67,071	$58,600
Camping (f.k.a Outdoor Equipment)	5,735	6,314
Watercraft Recreation (f.k.a Watercraft)	6,217	6,378
Diving	14,893	14,292
Other / Eliminations	(187)	(286)
Total	$93,729	$85,298
Operating profit (loss):
Fishing	$7,193	$5,695
Camping	(772)	(202)
Watercraft Recreation	(798)	(535)
Diving	(1,061)	(1,874)
Other / Eliminations	(4,090)	(3,984)
Total	$472	$(900)

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended December 30, 2016 were $93,729, an increase of $8,431, or 10%, compared to $85,298 for the three months ended January 1, 2016.

Net sales for the three months ended December 30, 2016 for the Fishing business were $67,071, up $8,471, or 15%, from $58,600 during the first fiscal quarter of the prior year.  The increase was driven by growth in the Minn Kota® brand related to successful new product sales including sales of new electric steer trolling motors with redesigned i-Pilot and i-Pilot Link systems and the new Ultrex trolling motor.

Net sales for the Camping business were $5,735 for the first quarter of the current fiscal year, a decrease of $579, or 9%, from the prior year net sales during the same period of $6,314.  Increases in government tent sales during the current year quarter were more than offset by decreases in Jetboil sales during this same quarter.

Net sales for the first quarter of fiscal 2017 for the Watercraft Recreation business were $6,217 a decrease of $161, or 3%, compared to $6,378 in the prior year period due primarily to a change in the timing of orders between quarters.

Diving net sales were $14,893 for the three months ended December 30, 2016 versus $14,292 for the three months ended January 1, 2016, an increase of $601, or 4%.  The increase was driven in part by improved computer sales versus the prior year quarter and sales of the new HYDROS PRO buoyancy compensator which began shipping during the fiscal 2017 first quarter.  Favorable foreign currency translation impacted Diving’s sales by less than 1% versus the prior year’s first fiscal quarter.

Index
JOHNSON OUTDOORS INC.

Cost of Sales

Cost of sales for the three months ended December 30, 2016 was $57,164 compared to $51,999 for the three months ended January 1, 2016.  The increase year over year was driven entirely by higher sales volume.

Gross Profit Margin

For the three months ended December 30, 2016, gross profit as a percentage of net sales was 39.0% compared to 39.0% in the three month period ended January 1, 2016.

Operating Expenses

Operating expenses were $36,093 for the three months ended December 30, 2016 compared to $34,199 for the three months ended January 1, 2016.  The increase of $1,894 was primarily due to higher sales volume related expenses between quarters and increased spending in research and development during the first quarter of fiscal 2017.

Operating Profit (Loss)

Operating profit on a consolidated basis for the three month period ended December 30, 2016 was $472 compared to an operating loss of $900 in the first quarter of the prior fiscal year.   The improvement year over year was driven primarily by the increased sales volume between quarters.

Interest

For the three months ended December 30, 2016, interest expense was $486 compared to $190 in the three months ended January 1, 2016.  The increase in expense year over year was due primarily to the write-off of deferred financing costs and a 3% pre-payment penalty triggered by the $7,068 prepayment of the Company’s term loans during the first quarter of 2017.

Interest income for each of the three month periods ended December 30, 2016 and January 1, 2016 was less than $100.

Other Expense (Income), net

Other expense was $54 for the three months ended December 30, 2016 compared to other income of $563 in the prior year period.  For the three months ended December 30, 2016, foreign currency exchange losses were $175 compared to gains of $264 for the three months ended January 1, 2016.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $105 in the three month period ended December 30, 2016 compared to investment gains and earnings of $294 in the three month period ended January 1, 2016.

Income Tax (Benefit) Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month period ended December 30, 2016 was approximately 9000%, compared to -2.9% in the corresponding period of the prior year.

The change in the Company’s effective tax rate for the three month period ended December 30, 2016 versus the prior year period was primarily due to the impact of a foreign tax credit net tax benefit of roughly $4,200 generated by the repatriation of approximately $22,000 to the U.S. from foreign jurisdictions in the period. The Company does not intend or foresee a need to repatriate the remaining undistributed foreign earnings and considers these earnings indefinitely reinvested in the foreign subsidiaries.

Net Income (Loss)

Net income for the three months ended December 30, 2016 was $4,056, or $0.40 per diluted common class A and B share compared to a net loss of $534, or $0.05 per diluted common class A and B share, for the first quarter of the prior fiscal year.

Index
JOHNSON OUTDOORS INC.

Liquidity and Financial Condition

Cash, net of debt, was $38,859 as of December 30, 2016, compared to net cash of $17,760 as of January 1, 2016.  The Company’s debt to total capitalization ratio was 6% as of December 30, 2016 and 14% as of January 1, 2016.  The Company’s total debt balance was $13,001 as of December 30, 2016 compared to $31,596 as of January 1, 2016.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $72,349 as of December 30, 2016, an increase of $6,292 compared to $66,057 as of January 1, 2016.  The increase is due in large part to the increase in sales for products sold in the Fishing segment between quarters.

Inventories, net of inventory reserves, were $76,037 as of December 30, 2016, a decrease of $17,861, compared to $93,898 as of January 1, 2016.  The decrease in inventory was due in large part to decreases in Fishing inventory between these dates.

Accounts payable were $32,033 at December 30, 2016 compared to $35,055 as of January 1, 2016.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Three Months Ended
(thousands)	December 30 2016	January 1 2016
Cash (used for) provided by:
Operating activities	$(34,326)	$(33,557)
Investing activities	(2,666)	(7,797)
Financing activities	4,077	22,682
Effect of foreign currency rate changes on cash	(2,519)	(1,131)
Decrease in cash and cash equivalents	$(35,434)	$(19,803)

Operating Activities

Cash used for operations totaled $34,326 for the three months ended December 30, 2016 compared with cash used for operations of $33,557 during the corresponding period of the prior fiscal year.   The increase in net income in the current year quarter was more than offset by changes in accounts receivable and deferred taxes between periods.

Amortization of deferred financing costs, depreciation and other amortization charges were $3,340 for the three month period ended December 30, 2016 compared to $2,866 for the corresponding period of the prior year.  The increase over the prior year reflects the write-off of deferred financing costs related to the repayment of the Company’s term loans during the first quarter of 2017.

Investing Activities

Cash used for investing activities totaled $2,666  and $7,797 for the three months ended December 30, 2016 and January 1, 2016, respectively.  The prior year first fiscal quarter included acquisitions of $5,250.  The remaining $2,547 and the entire $2,666 for the first fiscal quarter of the current year consisted of cash usage for capital expenditures net of any proceeds from sales of property, plant and equipment.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2017 are expected to be funded by working capital or existing credit facilities.

Index
JOHNSON OUTDOORS INC.

Financing Activities

Cash flows provided by financing activities totaled $4,077 for the three months ended December 30, 2016 compared to $22,682 for the three month period ended January 1, 2016.

On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in payment of a 3% pre-payment penalty.  The Company’s term loans had a maturity date of September 29, 2029.   The interest rate in effect on the term loans was 5.50% at the date of repayment.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at December 30, 2016 and January 1, 2016 was approximately 2.0% and 1.7%, respectively.

The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  Under the terms of the Revolver, the Company is required to comply with certain financial and non-financial covenants.  The Revolving Credit Agreement limits asset or stock acquisitions to no more than $20,000 in the event that the Company’s consolidated leverage ratio is greater than 2.5 times.  No limits are imposed if the Company’s consolidated leverage ratio is less than 2.5 times and the remaining borrowing availability under the Revolver is greater than $10,000 at the time of the acquisition.  The Revolving Credit Agreement limits the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year.  The Company may declare, and pay, dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends or repurchases of common stock exceed $10,000 in any fiscal year.  The Revolving Credit Agreement restricts the Company’s ability to incur additional debt and includes maximum leverage ratio and minimum interest coverage ratio covenants.

As of December 30, 2016 the Company held approximately $49,077 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at December 30, 2016.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$13,001	$-	$12,730	$271	$-
Operating lease obligations	26,624	4,544	9,617	7,858	4,605
Open purchase orders	94,800	94,800	-	-	-
Contractually obligated interest payments	604	258	346	-	-
Total contractual obligations	$135,029	$99,602	$22,693	$8,129	$4,605

Index
JOHNSON OUTDOORS INC.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $392 and $682 at December 30, 2016 and January 1, 2016, respectively.

The Company anticipates making contributions of $565 to its defined benefit pension plans during the remainder of fiscal 2017.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended December 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 16% of the Company’s revenues for the three month period ended December 30, 2016 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros, approximately 5% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 30, 2016 and January 1, 2016, the Company held no foreign currency forward contracts.

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

Index
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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at December 30, 2016:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$127

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective at reaching a level of reasonable assurance. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 13, 2016 with the Securities and Exchange Commission.

Item 6.	Exhibits

See Exhibit Index to this Form 10-Q report.

Index
JOHNSON OUTDOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 3, 2017
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.