Form 10-Q
period 2017-03-31
JOHNSON OUTDOORS INC
filed 2017-05-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (do not check if a smaller reporting company) ☐Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 28, 2017, 8,782,779 shares of Class A and 1,212,006 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	March 31 2017	April 1 2016	March 31 2017	April 1 2016
Net sales	$149,807	$134,192	$243,536	$219,490
Cost of sales	84,894	79,197	142,058	131,196
Gross profit	64,913	54,995	101,478	88,294
Operating expenses:
Marketing and selling	28,796	25,776	49,618	45,775
Administrative management, finance and information systems	11,001	9,891	21,562	20,045
Research and development	4,658	4,190	9,368	8,236
Total operating expenses	44,455	39,857	80,548	74,056
Operating profit	20,458	15,138	20,930	14,238
Interest income	(9)	(10)	(32)	(18)
Interest expense	124	297	610	487
Other (income) expense, net	(1,494)	182	(1,440)	(381)
Profit before income taxes	21,837	14,669	21,792	14,150
Income tax expense	7,878	5,348	3,777	5,363
Net income	$13,959	$9,321	$18,015	$8,787

Weighted average common shares - Basic:
Class A	8,684	8,636	8,659	8,609
Class B	1,212	1,212	1,212	1,212
Participating securities	19	-	21	-
Weighted average common shares - Dilutive	9,915	9,848	9,892	9,821
Net income per common share - Basic:
Class A	$1.41	$0.94	$1.83	$0.89
Class B	$1.28	$0.86	$1.66	$0.81
Net income per common share - Diluted:
Class A	$1.39	$0.93	$1.80	$0.88
Class B	$1.39	$0.93	$1.80	$0.88
Dividends declared per common share:
Class A	$0.09	$0.08	$0.18	$0.16
Class B	$0.08	$0.07	$0.16	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	March 31 2017	April 1 2016	March 31 2017	April 1 2016
Comprehensive income:
Net income	$13,959	9,321	$18,015	$8,787
Other comprehensive income (loss):
Foreign currency translation gain (loss)	874	3,048	(2,873)	1,271
Change in pension plans, net of tax of $54, $59, $108 and $118, respectively	87	97	175	193
Total other comprehensive income (loss)	961	3,145	(2,698)	1,464
Total comprehensive income	$14,920	$12,466	$15,317	$10,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	March 31 2017	September 30 2016	April 1 2016
ASSETS
Current assets:
Cash and cash equivalents	$29,360	$87,294	$50,938
Accounts receivable, net	122,386	41,522	102,786
Inventories	74,858	68,397	89,769
Other current assets	4,007	4,755	4,573
Total current assets	230,611	201,968	248,066
Property, plant and equipment, net of accumulated depreciation of $128,519, $123,921 and $122,369, respectively	48,130	48,998	45,862
Deferred income taxes	22,583	19,063	16,389
Goodwill	11,182	11,196	16,672
Other intangible assets, net	13,950	14,462	14,435
Other assets	15,846	14,592	13,365
Total assets	$342,302	$310,279	$354,789
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$381	$373
Accounts payable	39,069	24,521	40,966
Accrued liabilities:
Salaries, wages and benefits	13,883	17,396	12,162
Accrued warranty	5,543	4,326	4,735
Income taxes payable	4,952	1,691	7,618
Accrued discounts and returns	8,445	7,074	6,427
Other	14,883	12,265	13,847
Total current liabilities	86,775	67,654	86,128
Long-term debt, less current maturities	5,000	7,008	37,172
Deferred income taxes	1,178	1,216	1,266
Retirement benefits	12,409	12,699	9,901
Other liabilities	15,616	14,206	13,133
Total liabilities	120,978	102,783	147,600
Shareholders' equity:
Common stock:
Class A shares issued and outstanding:	442	441	441
March 31, 2017: 8,782,779
September 30, 2016: 8,778,028
April 1, 2016: 8,808,905
Class B shares issued and outstanding:	61	61	61
March 31, 2016: 1,212,006
September 30, 2016: 1,212,006
April 1, 2016: 1,212,382
Capital in excess of par value	71,721	71,127	70,084
Retained earnings	151,641	135,405	132,374
Accumulated other comprehensive (loss) income	(344)	2,354	5,101
Treasury stock at cost, shares of Class A common stock: 79,071, 64,323 and 33,599, respectively	(2,197)	(1,892)	(872)
Total shareholders' equity	221,324	207,496	207,189
Total liabilities and shareholders' equity	$342,302	$310,279	$354,789

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	March 31 2017	April 1 2016
CASH USED FOR OPERATING ACTIVITIES
Net income	$18,015	$8,787
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	5,683	5,220
Amortization of intangible assets	673	430
Amortization of deferred financing costs	217	61
Stock based compensation	954	947
Deferred income taxes	(3,862)	(302)
Change in operating assets and liabilities:
Accounts receivable, net	(81,169)	(57,481)
Inventories, net	(7,028)	(9,080)
Accounts payable and accrued liabilities	19,883	16,146
Other current assets	647	377
Other non-current assets	44	23
Other long-term liabilities	(15)	(444)
Other, net	(252)	(179)
	(46,210)	(35,495)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of businesses	-	(5,250)
Capital expenditures	(5,194)	(5,608)
	(5,194)	(10,858)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Net borrowings from revolving credit lines	5,000	30,000
Principal payments on term loans and other long-term debt	(7,374)	(180)
Common stock transactions	-	22
Dividends paid	(1,779)	(1,583)
Purchases of treasury stock	(663)	(476)
	(4,816)	27,783
Effect of foreign currency rate changes on cash	(1,714)	349
Decrease in cash and cash equivalents	(57,934)	(18,221)
CASH AND CASH EQUIVALENTS
Beginning of period	87,294	69,159
End of period	$29,360	$50,938

Supplemental Disclosure:
Cash paid for taxes	$4,236	$2,015
Cash paid for interest	386	402

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2017 and April 1, 2016, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 which was filed with the Securities and Exchange Commission on December 13, 2016.

Effective with the first fiscal quarter of 2017, the Company has renamed its business segments to better reflect the outdoor lifestyle focus of the Company’s brands.  The Company’s segments are now referred to as Fishing (formerly Marine Electronics), Camping (formerly Outdoor Equipment), Watercraft Recreation (formerly Watercraft) and Diving (unchanged).  There is no change in the composition of the Company’s segments.

Due to seasonal variations and other factors, the results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the Company's full 2017 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $1,885, $2,182 and $2,310 as of March 31, 2017, September 30, 2016 and April 1, 2016, respectively. The increase in net accounts receivable to $122,386 as of March 31, 2017 from $41,522 as of September 30, 2016 is attributable to the seasonal nature of the Company's business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

3	EARNINGS PER SHARE (“EPS”)

Net income or loss per share of Class A common stock and Class B common stock is computed using the two-class method.  Grants of restricted stock which receive non-forfeitable dividends are classified as participating securities and are required to be included as part of the basic weighted average share calculation under the two-class method.

Index
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

For the three and six month periods ended March 31, 2017 and April 1, 2016, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive restricted stock units (“stock units” or “units”) and non-vested restricted stock.  Anti-dilutive stock units and non-vested stock are excluded from the calculation of diluted EPS.  The computation of diluted net income per share of Class A common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B common shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock units is excluded and diluted loss per share is equal to basic loss per share for both classes.

For the three and six month periods ended March 31, 2017 and April 1, 2016, diluted net income per share reflects the effect of dilutive restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 95,068 and 170,357 for the three months ended March 31, 2017 and April 1, 2016, respectively, and 119,059 and 178,435 for the six months ended March 31, 2017 and April 1, 2016, respectively.  Restricted stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 41,319 and 48,456 for the three month periods ended March 31, 2017 and April 1, 2016, respectively, and 39,910 and 48,456 for the six month periods ended March 31, 2017 and April 1, 2016, respectively.

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Index
JOHNSON OUTDOORS INC.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for future equity incentive awards) there were a total of 612,570 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at March 31, 2017.

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

A summary of non-vested stock activity for the six months ended March 31, 2017 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 30, 2016	162,472	$24.49
Non-vested stock grants	8,846	43.12
Restricted stock vested	(76,250)	20.54
Non-vested stock at March 31, 2017	95,068	27.68

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 17,832 and 19,973 during the six month periods ended March 31, 2017 and April 1, 2016, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $220 and $332 for the three month periods ended March 31, 2017 and April 1, 2016, respectively, and $503 and $680 for the six month periods ended March 31, 2017 and April 1, 2016, respectively.  Unrecognized compensation cost related to non-vested stock as of March 31, 2017 was $1,171, which amount will be amortized to expense through November 2020 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended March 31, 2017 and April 1, 2016 was $3,219 and $2,349, respectively.

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

Index
JOHNSON OUTDOORS INC.

A summary of RSU activity for the six months ended March 31, 2017 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 30, 2016	46,411	$23.62
RSUs granted	28,301	40.64
RSUs vested	(14,070)	22.39
RSUs at March 31, 2017	60,642	31.85

Stock compensation expense, net of forfeitures, related to restricted stock units was $206 and $427 for the three and six months ended March 31, 2017, respectively, and $137 and $267 for the three and six months ended April 1, 2016, respectively.  Unrecognized compensation cost related to non-vested restricted stock units as of March 31, 2017 was $1,375, which amount will be amortized to expense through September 2019 or adjusted for changes in future estimated or actual forfeiture.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan, which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

During the three and six month periods ended March 31, 2017 and April 1, 2016, the Company issued no shares of Class A common stock in connection with the Employees’ Stock Purchase Plan.  Stock compensation expense related to the plan was $25 for the three and six month periods ended March 31, 2017 and $0 for the three and six month periods ended April 1, 2016.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended March 31, 2017 and April 1, 2016 were as follows:

	Three Months Ended		Six Months Ended
	March 31 2017	April 1 2016	March 31 2017	April 1 2016

Components of net periodic benefit cost:
Service cost	$-	$-	$-	$-
Interest on projected benefit obligation	284	277	568	554
Less estimated return on plan assets	274	299	548	598
Amortization of unrecognized losses	141	155	283	310
Net periodic benefit cost	$151	$133	$303	$266

Index
JOHNSON OUTDOORS INC.

6	INCOME TAXES

For the three and six months ended March 31, 2017 and April 1, 2016, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	March 31 2017	April 1 2016	March 31 2017	April 1 2016
Profit before income taxes	$21,837	$14,669	$21,792	$14,150
Income tax expense	7,878	5,348	3,777	5,363
Effective income tax rate	36.1%	36.5%	17.3%	37.9%

The change in the Company’s effective tax rate for the three months ended March 31, 2017 versus the prior year period was primarily due to the impact of variances in income for entities with a valuation allowance. Also, the Company recorded tax benefit of $54 realized from the exercise of the Company’s share-based payment arrangements during the three-month period ended March 31, 2017.  See “Note 14 – New Accounting Pronouncements” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

The change in the Company’s effective tax rate for the six months ended March 31, 2017 versus the prior year period continues to be primarily due to the impact in the first quarter of a foreign tax credit net tax benefit of about $4,200 generated by the repatriation of approximately $22,000 from foreign jurisdictions into the U.S.

Adverse changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions or changes in the Company’s geographic footprint may require changes in valuation allowances in order to reduce the Company’s deferred tax assets.  Such changes may drive fluctuations in the effective tax rate. The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed, primarily in the foreign locations, is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended March 31, 2017 and April 1, 2016 were:

March 31 2017	April 1 2016
Australia	Australia
Austria	France
France	Italy
Indonesia	Japan
Italy	Netherlands
Japan	New Zealand
Netherlands	Spain
New Zealand	Switzerland
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

Index
JOHNSON OUTDOORS INC.

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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy, France, Germany and Indonesia. As of the date of this report, the following tax years remain open to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2013-2016
Canada	2012-2016
France	2012-2016
Germany	2009-2016
Italy	2011-2016
Japan	2016
Switzerland	2006-2016

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	March 31 2017	September 30 2016	April 1 2016
Raw materials	$32,183	$26,379	$33,028
Work in process	161	34	155
Finished goods	42,514	41,984	56,586
	$74,858	$68,397	$89,769

8	GOODWILL

The changes in goodwill during the six months ended March 31, 2017 and April 1, 2016 were as follows:

	March 31 2017	April 1 2016
Balance at beginning of period	$11,196	$14,292
Acquisitions	-	2,338
Amount attributable to movements in foreign currency rates	(14)	42
Balance at end of period	$11,182	$16,672

The Company evaluates the carrying value of goodwill on an annual basis or more frequently when events and circumstances warrant such an evaluation.  See Note 17 below for a discussion of Company acquisitions and their impact on increasing the Company’s goodwill balance during the periods presented herein.

Index
JOHNSON OUTDOORS INC.

9	WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company's warranty activity for the six months ended March 31, 2017 and April 1, 2016.

	March 31 2017	April 1 2016
Balance at beginning of period	$4,326	$4,301
Expense accruals for warranties issued during the period	3,173	2,337
Less current period warranty claims paid	1,956	1,903
Balance at end of period	$5,543	$4,735

10	CONTINGENCIES

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

11	INDEBTEDNESS

Debt was comprised of the following at March 31, 2017, September 30, 2016, and April 1, 2016:

	March 31 2017	September 30 2016	April 1 2016
Term loans	$-	$7,098	$7,251
Revolvers	5,000	-	30,000
Other	-	291	294
Total debt	5,000	7,389	37,545
Less current portion of long term debt	-	381	373
Less short term debt	-	-	-
Total long-term debt	$5,000	$7,008	$37,172

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

Index
JOHNSON OUTDOORS INC.

The interest rate on the Revolver is based on LIBOR plus an applicable margin which margin resets each quarter.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at March 31, 2017 and April 1, 2016 was approximately 2.2% and 1.7%, respectively.

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

Other Borrowings
The Company had no unsecured revolving credit facilities as of March 31, 2017 or April 1, 2016.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $392 and $680 at March 31, 2017 and April 1, 2016, respectively.

Aggregate scheduled maturities of long-term debt as of March 31, 2017, for the remainder of fiscal 2017 and subsequent fiscal years, were as follows:

Fiscal Year
2017	$-
2018	5,000
2019	-
2020	-
2021	-
Thereafter	-
Total	$5,000

Balances carried on the Revolver not in excess of the seasonal borrowing limit may be repaid at the Company’s discretion at any time through the maturity date.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt as of March 31, 2017 and April 1, 2016 approximated its carrying value.

Index
JOHNSON OUTDOORS INC.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 15% of the Company’s revenues for the six month period ended March 31, 2017 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 6% were denominated in Canadian dollars and approximately 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 31, 2017 and April 1, 2016, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at March 31, 2017, September 30, 2016 and April 1, 2016 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Index
JOHNSON OUTDOORS INC.

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

The following table summarizes the Company's financial assets measured at fair value as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$14,158	$-	$-	$14,158

The following table summarizes the Company's financial assets measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$12,637	$-	$-	$12,637

The following table summarizes the Company's financial assets measured at fair value as of April 1, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$11,536	$-	$-	$11,536

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statementsof Operations for the three months ended March 31, 2017 and April 1, 2016 was:

	Location of (income) loss	Three Months Ended
	recognized in Statement of Operations	March 31 2017	April 1 2016
Rabbi trust assets	Other (income) expense, net	$(753)	$(9)

Index
JOHNSON OUTDOORS INC.

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the six month periods ended March 31, 2017 and April 1, 2016 was:

	Location of (income) loss	Six Months Ended
	recognized in Statement of Operations	March 31 2017	April 1 2016
Rabbi trust assets	Other (income) expense, net	$(551)	$54

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three or six month periods ended March 31, 2017 or April 1, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of this standard on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU includes, among other provisions, one that will require presentation of the service cost component of net benefit cost in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations.  This amendment is effective for annual periods beginning after December 15, 2017 and the interim periods within those annual periods.  The Company is evaluating the effect of this standard on its consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

15	SEGMENTS OF BUSINESS

Effective with the first fiscal quarter of 2017, the Company has renamed its business segments to better reflect the outdoor lifestyle focus of the Company’s brands.  The Company’s segments are now referred to as Fishing (formerly Marine Electronics), Camping (formerly Outdoor Equipment), Watercraft Recreation (formerly Watercraft) and Diving (unchanged).  There is no change in the composition of the Company’s segments.

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the six month period ended March 31, 2017 there was no single customer that represented more than 10% of the Company’s total net sales.  The Company had net sales to one customer of its Fishing, Camping and Watercraft Recreation segments during the six months ended April 1, 2016 that represented approximately $22,500 of its consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company's operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Six Months Ended
	March 31 2017	April 1 2016	March 31 2017	April 1 2016	September 30 2016
Net sales:
Fishing (f.k.a Marine Electronics):
Unaffiliated customers	$105,329	$90,865	$172,379	$149,423
Interunit transfers	95	128	116	170
Camping (f.k.a. Outdoor Equipment):
Unaffiliated customers	11,370	11,609	17,098	17,915
Interunit transfers	5	7	12	15
Watercraft Recreation (f.k.a Watercraft):
Unaffiliated customers	15,070	14,730	21,278	21,103
Interunit transfers	17	21	26	26
Diving
Unaffiliated customers	17,894	16,836	32,597	30,845
Interunit transfers	132	224	322	507
Other / Corporate	144	152	184	204
Eliminations	(249)	(380)	(476)	(718)
Total	$149,807	$134,192	$243,536	$219,490
Operating profit (loss):
Fishing	$22,838	$17,283	$30,031	$22,978
Camping	1,011	999	239	797
Watercraft Recreation	847	831	49	296
Diving	311	(704)	(750)	(2,578)
Other / Corporate	(4,549)	(3,271)	(8,639)	(7,255)
	$20,458	$15,138	$20,930	$14,238
Total assets (end of period):
Fishing			$186,108	$168,007	$ 118,357
Camping			25,508	34,261	28,249
Watercraft Recreation			31,946	33,329	19,693
Diving			51,920	67,267	77,195
Other / Corporate			46,820	51,925	66,785
			$342,302	$354,789	$ 310,279

Index
JOHNSON OUTDOORS INC.

1
16	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (AOCI) by component, net of tax, for the three months ended March 31, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2016	$6,778	$(8,083)	$(1,305)
Other comprehensive income before reclassifications	874	-	874
Amounts reclassified from accumulated other comprehensive income	-	141	141
Tax effects	-	(54)	(54)
Balance at March 31, 2017	$7,652	$(7,996)	$(344)

The changes in Accumulated Other Comprehensive Income ("AOCI") by component, net of tax, for the six months ended March 31, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$10,525	$(8,171)	$2,354
Other comprehensive loss before reclassifications	(2,873)	-	(2,873)
Amounts reclassified from accumulated other comprehensive income	-	283	283
Tax effects	-	(108)	(108)
Balance at March 31, 2017	$7,652	$(7,996)	$(344)

Index
JOHNSON OUTDOORS INC.

The changes in AOCI by component, net of tax, for the three months ended April 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$8,476	$(6,520)	$1,956
Other comprehensive loss before reclassifications	3,048	-	3,048
Amounts reclassified from accumulated other comprehensive income	-	156	156
Tax effects	-	(59)	(59)
Balance at April 1, 2016	$11,524	$(6,423)	$5,101

The changes in AOCI by component, net of tax, for the six months ended April 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2015	$10,253	$(6,616)	$3,637
Other comprehensive loss before reclassifications	1,271	-	1,271
Amounts reclassified from accumulated other comprehensive income	-	311	311
Tax effects	-	(118)	(118)
Balance at April 1, 2016	$11,524	$(6,423)	$5,101

The reclassifications out of AOCI for the three months ended March 31, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$141	Cost of sales / Operating expense
Tax effects	(54)	Income tax expense
Total reclassifications for the period	$87

The reclassifications out of AOCI for the three months ended April 1, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$156	Cost of sales / Operating expense
Tax effects	(59)	Income tax expense
Total reclassifications for the period	$97

The reclassifications out of AOCI for the six months ended March 31, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$283	Cost of sales / Operating expense
Tax effects	(108)	Income tax expense
Total reclassifications for the period	$175

Index
JOHNSON OUTDOORS INC.

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

Index
JOHNSON OUTDOORS INC.

Purchase Price Allocation

Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's combined and consolidated results of operations, either individually or in the aggregate.

The following table presents the aggregate purchase price allocation for the Company's acquisitions described above:

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended March 31, 2017 and January 1, 2016. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Effective with the first fiscal quarter of 2017, the Company has renamed its business segments to better reflect the outdoor lifestyle focus of the Company’s brands.  The Company’s segments are now referred to as Fishing (formerly Marine Electronics), Camping (formerly Outdoor Equipment), Watercraft Recreation (formerly Watercraft) and Diving (unchanged).  There is no change in the composition of the Company’s segments.

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

Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 13, 2016 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors, and matters related to the Company’s intellectual property rights; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s ongoing success in meeting financial covenants in its credit arrangements with its lenders; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company’s supply chain as a result of material fluctuations in the Company’s order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company’s products; the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Index
JOHNSON OUTDOORS INC.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Silva®, Eureka!®, Jetboil®, Old Town®, Ocean Kayak™, Necky®,  Extrasport®, Carlisle®, and SCUBAPRO®.

Overview

The Company is a leading global manufacturer and marketer of branded seasonal outdoor recreation products used primarily for fishing, diving, watercraft recreation and camping.  The Company’s portfolio of well-known consumer brands has attained leading market positions due to continuous innovation, marketing excellence, product performance and quality.  The Company’s values and culture support innovation in all areas, promoting and leveraging best practices and synergies within and across its subsidiaries to advance the Company’s strategic vision set by executive management and approved by the Company’s Board of Directors.  The Company is controlled by Helen P. Johnson-Leipold, the Company’s Chairman and Chief Executive Officer, members of her family and related entities.

Highlights

Net sales of $149,807 for the second quarter of fiscal 2017 increased by 12% from the same period in the prior year due primarily to an exceptionally strong quarter for new product sales in the Fishing business.  Operating income for the quarter also compared favorably increasing by $5,320 over the prior year second quarter primarily as a result of the greater sales volumes in the current year quarter.

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

Index
JOHNSON OUTDOORS INC.

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	March 31 2017	April 1 2016	March 31 2017	April 1 2016
Net sales:
Fishing (f.k.a Marine Electronics)	$105,424	$90,993	$172,495	$149,593
Camping (f.k.a Outdoor Equipment)	11,375	11,616	17,110	17,930
Watercraft Recreation (f.k.a Watercraft)	15,087	14,751	21,304	21,129
Diving	18,026	17,060	32,919	31,352
Other / Eliminations	(105)	(228)	(292)	(514)
Total	$149,807	$134,192	$243,536	$219,490
Operating profit (loss):
Fishing	$22,838	$17,283	$30,031	$22,978
Camping	1,011	999	239	797
Watercraft Recreation	847	831	49	296
Diving	311	(704)	(750)	(2,578)
Other / Eliminations	(4,549)	(3,271)	(8,639)	(7,255)
Total	$20,458	$15,138	$20,930	$14,238

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended March 31, 2017 were $149,807, an increase of $15,615, or 12%, compared to $134,192 for the three months ended April 1, 2016.  The increase from the prior year quarter was due primarily to very strong sales in the Fishing business in the current year quarter.

Net sales for the three months ended March 31, 2017 for the Fishing business were $105,424, up $14,431, or 16%, from $90,993 during the second fiscal quarter of the prior year.  The increase was driven primarily by growth in the Minn Kota® brand related to successful new product sales including sales of new electric steer trolling motors with redesigned i-Pilot and i-Pilot Link systems and the new Ultrex trolling motor.  Additionally, successful new Humminbird® products in the HELIX series of fishfinders, further drove the increase over the prior year.

Net sales for the Camping business were $11,375 for the quarter ended March 31, 2017, a decrease of $241, or 2%, from the prior year net sales during the same period of $11,616.  An increase in government tent sales was more than offset by a decline in sales of consumer tents driven in large part by distribution challenges, retailer restructuring across the market and higher than normal pre-season customer inventory.

Net sales for the second quarter of fiscal 2017 for the Watercraft Recreation business were $15,087, an increase of $336, or 2%, compared to $14,751 in the prior year.  The increase was driven primarily by strong sales of the new Old Town® Predator PDL pedal-driven fishing kayak, particularly in the specialty retailer channel.

Diving net sales were $18,026 for the three months ended March 31, 2017 versus $17,060 for the three months ended April 1, 2016, an increase of $966, or 6%.  The increase was driven in part by sales of the new HYDROS PRO buoyancy compensator which began shipping during the fiscal 2017 first quarter.  Unfavorable foreign currency translation negatively impacted Diving’s sales by 2% versus the prior year’s second fiscal quarter.

Index
JOHNSON OUTDOORS INC.

For the six months ended March 31, 2017, consolidated net sales increased 11% to $243,536 compared to $219,490 for the six months ended April 1, 2016.  Increased sales in the Fishing segment were the primary driver of the improvement over the prior year period.  Currency translation had less than a 1% impact on net sales in the current year to date period compared to the first half of the prior year.

Net sales for the six months ended March 31, 2017 for the Fishing business were $172,495, up $22,902, or 15%, from $149,593 during the second fiscal quarter of the prior year.  The increase was driven by growth in the Minn Kota® brand related to successful new product sales including sales of new electric steer trolling motors with redesigned i-Pilot and i-Pilot Link systems and the new Ultrex trolling motor.

Net sales for the Camping business were $17,110 for the six months ended March 31, 2017, a decrease of $820, or 5%, from the prior year net sales during the same period of $17,930.  A slow start to the camping season due to weather in key markets in the U.S. as well as distribution challenges and retailer restructuring across the market were the key drivers of the decline year over year.

Net sales for the first six months of fiscal 2017 for the Watercraft Recreation business were $21,304, an increase of $175, or 1%, compared to $21,129 in the prior year period.  Successful new product launches have helped overcome a softer paddling market than in recent years.

Diving net sales were $32,919 for the six months ended March 31, 2017 versus $31,352 for the six months ended April 1, 2016, an increase of $1,567, or 5%.  The increase was driven in part by sales of the new HYDROS PRO buoyancy compensator which began shipping during the fiscal 2017 first quarter.  Unfavorable foreign currency translation negatively impacted Diving’s sales by less than 1% versus the prior year’s first six months.

Cost of Sales

Cost of sales for the three months ended March 31, 2017 was $84,894 compared to $79,197 for the three months ended April 1, 2016.  The increase year over year was driven entirely by higher sales volume in the current year quarter.

Cost of sales for the six months ended March 31, 2017 was $142,058 compared to $131,196 in the same period of the prior year.  The increase year over year was driven primarily by higher sales volume and slight material and labor cost increases between periods.

Gross Profit Margin

For the three months ended March 31, 2017, gross profit as a percentage of net sales was 43.3% compared to 41.0% in the three month period ended April 1, 2016.  The increase in the gross profit margin was due primarily to improved product mix, moderate pricing increases, lower inventory obsolescence write-offs and improved efficiencies.

For the six months ended March 31, 2017, gross profit as a percentage of net sales was 41.7% compared to 40.2% in the six months ended April 1, 2016.  The increase in the gross profit margin was due primarily to improved product mix, pricing increases and lower inventory obsolescence write-offs.

Operating Expenses

Operating expenses were $44,455 for the three months ended March 31, 2017 compared to $39,857 for the three months ended April 1, 2016.  The increase of $4,598 between quarters was due primarily to higher sales volume related expenses between quarters, higher compensation costs and increased spending in research and development during the second quarter of fiscal 2017.

Operating expenses were $80,548 for the six months ended March 31, 2017 compared to $74,056 in the prior year six month period.  The primary driver of the increase year over year was higher sales volume related expenses, higher compensation and health care costs and increased research and development spending in the current year period.

Index
JOHNSON OUTDOORS INC.

Operating Profit (Loss)

Operating profit on a consolidated basis for the three month period ended March 31, 2017 was $20,458 compared to an operating profit of $15,138 in the second quarter of the prior fiscal year.   The improvement year over year was driven primarily by the increased sales volume between quarters and the other factors noted above.

Operating profit on a consolidated basis for the six months ended March 31, 2017 was $20,930 compared to an operating profit of $14,238 in the prior year to date period.  The increase was driven primarily by the increased sales volume between periods and the other factors noted above.

Interest

For the three months ended March 31, 2017, interest expense was $124 compared to $297 in the three months ended April 1, 2016.  The decrease in interest expense between quarters was due to a reduction in principal as a result of a reduced revolving credit balance and the $7,068 prepayment of the Company’s term loans during the first quarter of fiscal 2017.

For the six months ended March 31, 2017, interest expense was $610 compared to $487 in the six months ended April 1, 2016. The increase in interest expense year over year was due primarily to the write-off of deferred financing costs and a 3% pre-payment penalty triggered by the prepayment of the Company’s term loans during the first quarter of 2017.

Interest income for each of the six month periods ended March 31, 2017 and January 1, 2016 was less than $100.

Other (Income) Expense, net

Other income was $1,494 for the three months ended March 31, 2017 compared to other expense of $182 for the three months ended April 1, 2016.  For the three months ended March 31, 2017, foreign currency exchange gains were $686 compared to foreign currency exchange losses of $243 for the three months ended April 1, 2016.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $793 in the three month period ended March 31, 2017 compared to investment gains and earnings of $41 in the three month period ended April 1, 2016.

Other income for the six months ended March 31, 2017 was $1,440 compared to other income of $381 for the six months ended April 1, 2016.  For the six months ended March 31, 2017, foreign currency exchange gains were $511 compared to gains of $21 for the six months ended April 1, 2016.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $898 in the six month period ended March 31, 2017 compared to $335 in the six month period ended April 1, 2016.  Investment gains and losses on deferred compensation plan assets recognized in the accompanying Condensed Consolidated Statements of Operations in Other (income) expense, net are offset as deferred compensation expense in Operating expenses.

Income Tax (Benefit) Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rates for the three and six month periods ended March 31, 2017 were approximately 36.1% and 17.3%, respectively, compared to 36.5% and 37.9%, respectively, in the corresponding period of the prior year.

The decrease in the Company’s effective tax rate for the three months ended March 31, 2017 versus the prior year quarterly period was due primarily to variances in income for entities with a valuation allowance. The change in the Company’s effective tax rate for the six month period ended March 31, 2017 versus the prior year period continues to be primarily due to the impact of a foreign tax credit net tax benefit of roughly $4,200 generated by the repatriation of approximately $22,000 to the U.S. from foreign jurisdictions in the first quarter of fiscal 2017.

Net Income

Net income for the three months ended March 31, 2017 was $13,959, or $1.39 per diluted common class A and B share, compared to net income of $9,321, or $0.93 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Index
JOHNSON OUTDOORS INC.

For the six months ended March 31, 2017, net income was $18,015, or $1.80 per diluted common share, compared to $8,787, or $0.88 per diluted common share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Cash, net of debt, was $24,360 as of March 31, 2017, compared to net cash of $13,393 as of April 1, 2016.  The Company's debt to total capitalization ratio was 2% as of March 31, 2017 and 15% as of April 1, 2016.  The Company’s total debt balance was $5,000 as of March 31, 2017 compared to $37,545 as of April 1, 2016.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $122,386 as of March 31, 2017, an increase of $19,600 compared to $102,786 as of April 1, 2016.  The increase was due in large part to the increase in sales for products sold in the Fishing segment year over year.

Inventories, net of inventory reserves, were $74,858 as of March 31, 2017, a decrease of $14,911, compared to $89,769 as of April 1, 2016.  The decrease in inventory was due in large part to decreases in Fishing inventory between these dates.

Accounts payable were $39,069 at March 31, 2017 compared to $40,966 as of April 1, 2016.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
(thousands)	March 31 2017	April 1 2016
Cash (used for) provided by:
Operating activities	$(46,210)	$(35,495)
Investing activities	(5,194)	(10,858)
Financing activities	(4,816)	27,783
Effect of foreign currency rate changes on cash	(1,714)	349
Decrease in cash and cash equivalents	$(57,934)	$(18,221)

Operating Activities

Cash used for operations totaled $46,210 for the six months ended March 31, 2017 compared with cash used for operations of $35,495 during the corresponding period of the prior fiscal year.   The increase in net income in the current year period was more than offset by changes in accounts receivable and deferred taxes between periods.

Amortization of deferred financing costs, depreciation and other amortization charges were $6,573 for the six month period ended March 31, 2017 compared to $5,711 for the corresponding period of the prior year.  The increase over the prior year reflects the write-off of deferred financing costs related to the repayment of the Company’s term loans during the first quarter of 2017.

Investing Activities

Cash used for investing activities totaled $5,194 and $10,858 for the six months ended March 31, 2017 and April 1, 2016, respectively.  The prior year period included acquisitions of $5,250.  The remaining $5,608 and the entire $5,194 for the first six months of the current year consisted of cash usage for capital expenditures net of any proceeds from sales of property, plant and equipment.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2017 are expected to be funded by working capital or existing credit facilities.

Index
JOHNSON OUTDOORS INC.

Financing Activities

Cash flows used for financing activities totaled $4,816 for the six months ended March 31, 2017 compared to cash provided by financing activities of $27,783 for the six month period ended January 1, 2016.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin which margin resets each quarter.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at March 31, 2017 and April 1, 2016 was approximately 2.2% and 1.7%, respectively.

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

As of March 31, 2017 the Company held approximately $22,430 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facilities, including interest, operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at March 31, 2017.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt	$5,000	$-	$5,000	$-	$-
Operating lease obligations	25,109	3,029	9,617	7,858	4,605
Open purchase orders	74,079	74,079	-	-	-
Contractually obligated interest payments	356	116	240	-	-
Total contractual obligations	$104,544	$77,224	$14,857	$7,858	$4,605

Index
JOHNSON OUTDOORS INC.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $392 and $680 at March 31, 2017 and April 1, 2016, respectively.

The Company anticipates making contributions of $420 to its defined benefit pension plans during the remainder of fiscal 2017.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended March 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 15% of the Company’s revenues for the six month period ended March 31, 2017 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 6% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 31, 2017 and April 1, 2016, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company is subject to interest rate risk on its seasonal working capital needs which are funded with short term floating rate debt.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at March 31, 2017:

	Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$-	$50

Item 4.	Controls and Procedures

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
Signatures Dated: May 5, 2017
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.