Form 10-Q
period 2017-06-30
JOHNSON OUTDOORS INC
filed 2017-08-04
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):
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

As of July 27, 2017, 8,784,513 shares of Class A and 1,211,686 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index
JOHNSON OUTDOORS INC.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net sales	$155,274	$139,300	$398,810	$358,790
Cost of sales	84,644	80,017	226,702	211,213
Gross profit	70,630	59,283	172,108	147,577
Operating expenses:
Marketing and selling	29,438	26,701	79,056	72,476
Administrative management, finance and information systems	11,584	7,679	33,146	27,724
Goodwill and other intangible assets impairment	—	6,197	—	6,197
Research and development	4,871	5,123	14,239	13,359
Total operating expenses	45,893	45,700	126,441	119,756
Operating profit	24,737	13,583	45,667	27,821
Interest income	(52)	(4)	(84)	(22)
Interest expense	77	93	687	580
Other (income) expense, net	(848)	(371)	(2,288)	(752)
Profit before income taxes	25,560	13,865	47,352	28,015
Income tax expense	9,007	7,024	12,784	12,387
Net income	$16,553	$6,841	$34,568	$15,628

Weighted average common shares - Basic:
Class A	8,688	8,641	8,670	8,620
Class B	1,212	1,212	1,212	1,212
Participating securities	28	8	26	10
Weighted average common shares - Dilutive	9,928	9,861	9,908	9,842
Net income per common share - Basic:
Class A	$1.68	$0.69	$3.50	$1.58
Class B	$1.52	$0.63	$3.18	$1.43
Net income per common share - Diluted:
Class A	$1.65	$0.68	$3.45	$1.56
Class B	$1.65	$0.68	$3.45	$1.56
Dividends declared per common share:
Class A	$0.09	$0.08	$0.27	$0.24
Class B	$0.08	$0.07	$0.25	$0.22

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Comprehensive income:
Net income	$16,553	$6,841	$34,568	$15,628
Other comprehensive income (loss):
Foreign currency translation	2,350	(873)	(523)	398
Change in pension plans, net of tax of $100, $44, $208 and $162, respectively	165	70	340	263
Total other comprehensive income (loss)	2,515	(803)	(183)	661
Total comprehensive income	$19,068	$6,038	$34,385	$16,289

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	June 30, 2017	September 30, 2016	July 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$53,741	$87,294	$75,602
Short term investments	40,000	—	—
Accounts receivable, net	79,292	41,522	70,658
Inventories	68,239	68,397	71,127
Other current assets	2,495	4,755	3,683
Total current assets	243,767	201,968	221,070
Property, plant and equipment, net of accumulated depreciation of $132,188, $123,921 and $124,227, respectively	48,239	48,998	48,981
Deferred income taxes	22,291	19,063	16,392
Goodwill	11,201	11,196	11,508
Other intangible assets, net	13,727	14,462	14,220
Other assets	15,732	14,592	13,990
Total assets	$354,957	$310,279	$326,161
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$381	$378
Accounts payable	33,889	24,521	33,715
Accrued liabilities:
Salaries, wages and benefits	17,211	17,396	14,377
Accrued warranty	6,251	4,326	4,584
Income taxes payable	8,647	1,691	7,057
Accrued discounts and returns	5,751	7,074	6,175
Other	15,140	12,265	14,881
Total current liabilities	86,889	67,654	81,167
Long-term debt, less current maturities	—	7,008	7,069
Deferred income taxes	1,232	1,216	1,488
Retirement benefits	11,355	12,699	9,744
Other liabilities	15,557	14,206	13,594
Total liabilities	115,033	102,783	113,062
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding:	442	441	441
June 30, 2017: 8,783,099
September 30, 2016: 8,778,028
July 1, 2016: 8,816,675
Class B shares issued and outstanding:	61	61	61
June 30, 2017: 1,211,686
September 30, 2016: 1,212,006
July 1, 2016: 1,212,344
Capital in excess of par value	72,143	71,127	70,750
Retained earnings	167,304	135,405	138,421
Accumulated other comprehensive income	2,171	2,354	4,298
Treasury stock at cost, shares of Class A common stock: 67,137, 64,323 and 33,561, respectively	(2,197)	(1,892)	(872)
Total shareholders’ equity	239,924	207,496	213,099
Total liabilities and shareholders’ equity	$354,957	$310,279	$326,161

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	June 30, 2017	July 1, 2016
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$34,568	$15,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,699	7,928
Amortization of intangible assets	978	832
Amortization of deferred financing costs	270	92
Impairment losses	—	6,197
Stock based compensation	1,377	1,460
Gain on disposal of fixed assets	(205)	—
Deferred income taxes	(3,073)	35
Change in operating assets and liabilities:
Accounts receivable, net	(37,503)	(25,451)
Inventories, net	380	9,310
Accounts payable and accrued liabilities	19,443	10,913
Other current assets	2,191	1,257
Other non-current assets	18	(246)
Other long-term liabilities	(973)	(751)
Other, net	(284)	(271)
	25,886	26,933
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of businesses	—	(8,902)
Purchase of short-term investments	(40,000)	—
Proceeds from sale of productive assets	205	—
Capital expenditures	(8,147)	(8,602)
	(47,942)	(17,504)
CASH USED FOR FINANCING ACTIVITIES
Principal payments on term loans and other long-term debt	(7,374)	(272)
Common stock transactions	—	246
Dividends paid	(2,669)	(2,376)
Purchases of treasury stock	(663)	(476)
	(10,706)	(2,878)
Effect of foreign currency rate changes on cash	(791)	(108)
(Decrease) Increase in cash and cash equivalents	(33,553)	6,443
CASH AND CASH EQUIVALENTS
Beginning of period	87,294	69,159
End of period	$53,741	$75,602

Supplemental Disclosure:
Cash paid for taxes	$9,170	$9,136
Cash paid for interest	447	618

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2017 and July 1, 2016, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 which was filed with the Securities and Exchange Commission on December 13, 2016.

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

Due to seasonal variations and other factors, the results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the Company’s full 2017 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

The Company considers all short-term investments in interest-bearing accounts and all securities and other instruments with an original maturity of three months or less, to be equivalent to cash.  Cash equivalents are stated at cost which approximates market value.  Short-term investments consist of certificates of deposit with original maturities greater than three months but less than one year.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2	ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $1,931, $2,182 and $2,204 as of June 30, 2017, September 30, 2016 and July 1, 2016, respectively. The increase in net accounts receivable to $79,292 as of June 30, 2017 from $41,522 as of September 30, 2016 is attributable to the seasonal nature of the Company’s business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

Index
JOHNSON OUTDOORS INC.

For the three and nine month periods ended June 30, 2017 and July 1, 2016, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options, restricted stock units (“stock units” or “units”) and non-vested restricted stock.  Anti-dilutive stock options, units and non-vested stock are excluded from the calculation of diluted EPS.  The computation of diluted net income per share of Class A common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B common shares.  In periods where the Company reports a net loss, the effect of anti-dilutive stock options and units is excluded and diluted loss per share is equal to basic loss per share for both classes of stock.

For the three and nine month periods ended June 30, 2017  and July 1, 2016, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 95,068 and 170,357 for the three months ended June 30, 2017 and July 1, 2016, respectively, and 111,061 and 175,742 for the nine months ended June 30, 2017 and July 1, 2016, respectively.  Stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 32,357 and 40,004 for the three month periods ended June 30, 2017 and July 1, 2016, respectively, and 34,746 and 38,087 for the nine months ended June 30, 2017 and July 1, 2016, respectively.

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for future equity incentive awards) there were a total of 612,570 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at June 30, 2017.

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

Index
JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the nine months ended June 30, 2017 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 30, 2016	162,472	$24.49
Non-vested stock grants	8,846	43.12
Restricted stock vested	(76,250)	20.54
Non-vested stock at June 30, 2017	95,068	27.68

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 17,832 and 19,973 during the nine month periods ended June 30, 2017 and July 1, 2016, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $219 and $332 for the three month periods ended June 30, 2017 and July 1, 2016, respectively, and $722 and $1,013 for the nine month periods ended June 30, 2017 and July 1, 2016, respectively.  Unrecognized compensation cost related to non-vested stock as of June 30, 2017 was $952, which amount will be amortized to expense through November 2020 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended June 30, 2017 and July 1, 2016 was $3,219 and $2,349, respectively.

Restricted Stock Units

All restricted stock units (RSUs) awarded by the Company have been granted in the form of units payable in shares of Class A common stock upon vesting.  The units are valued at their fair market value of a share of Class A common stock on the date of grant and vest within one or three years after the grant date.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.

A summary of RSU activity for the nine months ended June 30, 2017 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 30, 2016	46,411	$23.62
RSUs granted	28,301	40.64
RSUs vested	(14,070)	22.39
RSUs at June 30, 2017	60,642	31.85

Stock compensation expense, net of forfeitures, related to RSUs was $213 and $148 for the three months ended June 30, 2017 and July 1, 2016, respectively and $640 and $415 for the nine months ended June 30, 2017 and July 1, 2016, respectively.  Unrecognized compensation cost related to non-vested RSUs as of June 30, 2017 was $1,162, which amount will be amortized to expense through September 2019 or adjusted for changes in future estimated or actual forfeitures.

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan, which was most recently amended on March 2, 2017 at the annual shareholder meeting, and which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or on the date of purchase, whichever is lower.

During the three month period ended June 30, 2017, the Company issued no shares of Class A common stock and recognized $10 of income in connection with the Employees' Stock Purchase Plan.  During the nine months ended June 30, 2017, the Company issued no shares of Class A common stock and recognized $15 of expense in connection with the Employees' Stock Purchase Plan.  During the three and nine month periods ended July 1, 2016, the Company issued 7,732 shares of Class A common stock and recognized $33 of expense in connection with the Plan.

Index
JOHNSON OUTDOORS INC.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended June 30, 2017 and July 1, 2016 were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	215	299	783	853
Less estimated return on plan assets	347	351	895	949
Amortization of unrecognized losses	265	114	548	424
Net periodic benefit cost	$133	$62	$436	$328

6	INCOME TAXES

For the three and nine months ended June 30, 2017 and July 1, 2016, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Profit before income taxes	$25,560	$13,865	$47,352	$28,015
Income tax expense	9,007	7,024	12,784	12,387
Effective income tax rate	35.2%	50.7%	27.0%	44.2%

The change in the Company’s effective tax rate for the three months ended June 30, 2017 versus the prior year period was primarily due to no tax benefit recorded for the non-deductible portion of the goodwill impairment charge recognized in the prior year period.

The change in the Company's effective tax rate for the nine month period ended June 30, 2017 versus the prior year period continues to be primarily due to the impact of current year first quarter foreign tax credit net tax benefit of about $4,200 generated by the repatriation of approximately $22,000 in the 2017 year to date period from foreign jurisdictions into the U.S.  Additionally, the change in the comparative effective tax rate was also impacted as a result of no tax benefit being recorded on the non-deductible portion of the goodwill impairment charge reported in the prior year period.

Changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions may require changes in valuation allowances in order to reduce the Company’s deferred tax assets and may drive fluctuations in the effective tax rate.  The impact of the Company’s operations in jurisdictions with a valuation allowance against its deferred tax assets for which no tax expense or benefit can be recognized is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year.  The tax jurisdictions that have a valuation allowance for the periods ended June 30, 2017 and July 1, 2016 were:

Index
JOHNSON OUTDOORS INC.

June 30, 2017	July 1, 2016
Australia	Australia
Austria
France	France
Indonesia
Japan	Japan
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
Switzerland	Switzerland

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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy. As of the date of this report, the following tax years remain open to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2014-2016
Canada	2013-2016
France	2012-2016
Germany	2013-2016
Italy	2011-2016
Japan	2016
Switzerland	2006-2016

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	June 30, 2017	September 30, 2016	July 1, 2016
Raw materials	$26,250	$26,379	$24,529
Work in process	168	34	85
Finished goods	41,821	41,984	46,513
	$68,239	$68,397	$71,127

Index
JOHNSON OUTDOORS INC.

8	GOODWILL

The changes in goodwill during the nine months ended June 30, 2017 and July 1, 2016 were as follows:

	June 30, 2017	July 1, 2016
Balance at beginning of period	$11,196	$14,292
Acquisitions	—	3,400
Impairment	—	(6,197)
Amount attributable to movements in foreign currency rates	5	13
Balance at end of period	$11,201	$11,508

The Company evaluates the carrying value of goodwill on an annual basis or more frequently when events and circumstances warrant such an evaluation.  During the third quarter of fiscal 2016, the Company re-evaluated its projections for its Diving reporting unit, based on lower than anticipated results due to a sustained decline in sales and unfavorable operating margins resulting from various geopolitical and economic factors as well as lack of new product acceptance by consumers.  The revised projections were considered an indicator of potential goodwill impairment, and accordingly, the Company performed an impairment analysis on the goodwill of the Diving reporting unit.  In conducting this analysis, the Company used the income approach to compare the reporting unit's carrying value to its indicated fair value.  Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 13) below.

The Company's analysis indicated the carrying value of the Diving reporting unit exceeded its indicated fair value as of the measurement date of June 3, 2016.  Based on the results of the impairment test, the Company recognized an impairment charge in the third quarter of fiscal 2016 of $6,197 in "Goodwill and other intangible assets impairment" in the accompanying Condensed Consolidated Statements of Operations in the Diving segment, thereby reducing its carrying value to $0.

See Note 17 below for a discussion of Company acquisitions and their impact on increasing the Company’s goodwill balance during the periods presented herein.

9	WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the nine months ended June 30, 2017 and July 1, 2016.

	June 30, 2017	July 1, 2016
Balance at beginning of period	$4,326	$4,301
Expense accruals for warranties issued during the period	5,386	3,489
Less current period warranty claims paid	3,461	3,206
Balance at end of period	$6,251	$4,584

10	CONTINGENCIES

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

Index
JOHNSON OUTDOORS INC.

11	INDEBTEDNESS

Debt was comprised of the following at June 30, 2017, September 30, 2016, and July 1, 2016:

	June 30, 2017	September 30, 2016	July 1, 2016
Term loans	$—	$7,098	$7,159
Revolvers	—	—	—
Other	—	291	288
Total debt	—	7,389	7,447
Less current portion of long term debt	—	381	378
Less short term debt	—	—	—
Total long-term debt	$—	$7,008	$7,069

Term Loans
On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in a 3% pre-payment penalty.  The Company’s term loans had a maturity date of September 29, 2029.   The interest rate in effect on the term loans was 5.50% at the date of repayment.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at June 30, 2017 and July 1, 2016 was approximately 2.5% and 1.7%, respectively.

The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and on land, buildings, machinery and equipment of the Company's domestic subsidiaries.  Under the terms of the Revolver, the Company is required to comply with certain financial and non-financial covenants.  The Revolving Credit Agreement limits asset or stock acquisitions to no more than $20,000 in the event that the Company’s consolidated leverage ratio is greater than 2.5 times.  No limits are imposed if the Company’s consolidated leverage ratio is less than 2.5 times and the remaining borrowing availability under the Revolver is greater than $10,000 at the time of the acquisition.  The Revolving Credit Agreement limits the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year.  The Company may declare and pay dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends or repurchases of common stock exceed $10,000 in any fiscal year.  The Revolving Credit Agreement restricts the Company’s ability to incur additional debt and includes maximum leverage ratio and minimum interest coverage ratio covenants.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of June 30, 2017 or July 1, 2016.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $279 and $451 at June 30, 2017 and July 1, 2016, respectively.  The Company had no unsecured lines of credit as of June 30, 2017 or July 1, 2016.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 16% of the Company’s revenues for the nine month period ended June 30, 2017 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 7% were denominated in Canadian dollars and approximately 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 30, 2017 and July 1, 2016, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at June 30, 2017, September 30, 2016 and July 1, 2016 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$14,071	$—	$—	$14,071

The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$12,637	$—	$—	$12,637

The following table summarizes the Company’s financial assets measured at fair value as of July 1, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$12,004	$—	$—	$12,004

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2017 and July 1, 2016 was:

		Three Months Ended
	Location of (income) loss recognized in Statement of Operations	June 30, 2017	July 1, 2016

Rabbi trust assets	Other (income) expense, net	$(499)	$(259)

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the nine month periods ended June 30, 2017 and July 1, 2016 was:

		Nine Months Ended
	Location of (income) loss recognized in Statement of Operations	June 30, 2017	July 1, 2016

Rabbi trust assets	Other (income) expense, net	$(1,050)	$(204)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.  During the third fiscal quarter of 2016, the Company recorded an impairment charge of $6,197 in "Goodwill and other intangible assets impairment" on goodwill held by the Diving reporting unit, reducing its fair value to $0.  The following table summarizes the Company's assets measured at fair value on a non-recurring basis as of July 1, 2016 and the losses recognized as a result of this measurement in the three and nine month periods then ended:

Index
JOHNSON OUTDOORS INC.

	Level 1	Level 2	Level 3	Total

Goodwill	$—	$—	$6,197	$6,197

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either the three or nine month periods ended June 30, 2017.

14	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services.  The Company intends to adopt this ASU during the first quarter of fiscal 2019 and is currently evaluating the impact that this standard will have on the consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU includes provisions intended to simplify the measurement of inventory and to more clearly articulate the requirements for the measurement and disclosure of inventory. Under such provisions, an entity should measure inventory within the scope of this amendment at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company is evaluating the effect of this standard on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company intends to early adopt this ASU in the fourth quarter of fiscal 2017 in conjunction with its annual impairment test. The amendments in this ASU are to be applied on a prospective basis and the Company does not anticipate the adoption will have a significant impact on its consolidated financial statements.

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

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and nine month periods ended June 30, 2017 and July 1, 2016 there was no single customer that represented more than 10% of the Company’s total net sales.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016	September 30, 2016
Net sales:
Fishing (f.k.a. Marine Electronics):
Unaffiliated customers	$103,808	$87,928	$276,187	$237,351
Interunit transfers	166	135	282	305
Camping (f.k.a. Outdoor Equipment):
Unaffiliated customers	12,115	13,202	29,213	31,117
Interunit transfers	14	15	26	30
Watercraft Recreation (f.k.a. Watercraft):
Unaffiliated customers	17,199	19,167	38,477	40,270
Interunit transfers	91	97	117	123
Diving
Unaffiliated customers	21,814	18,709	54,411	49,554
Interunit transfers	170	136	492	643
Other / Corporate	338	294	522	498
Eliminations	(441)	(383)	(917)	(1,101)
Total	$155,274	$139,300	$398,810	$358,790
Operating profit (loss):
Fishing	$24,293	$19,970	$54,324	$42,948
Camping	1,452	1,168	1,691	1,965
Watercraft Recreation	2,417	2,894	2,466	3,190
Diving	1,218	(6,204)	468	(8,782)
Other / Corporate	(4,643)	(4,245)	(13,282)	(11,500)
	$24,737	$13,583	$45,667	$27,821
Total assets (end of period):
Fishing			$137,259	$128,299	$118,357
Camping			29,777	31,979	28,249
Watercraft Recreation			26,551	29,589	19,693
Diving			55,410	73,930	77,195
Other / Corporate			105,960	62,364	66,785
			$354,957	$326,161	$310,279
1

Index
JOHNSON OUTDOORS INC.

16	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended June 30, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$7,652	$(7,996)	$(344)
Other comprehensive income before reclassifications	2,350	—	2,350
Amounts reclassified from accumulated other comprehensive income	—	265	265
Tax effects	—	(100)	(100)
Balance at June 30, 2017	$10,002	$(7,831)	$2,171

The changes in AOCI by component, net of tax, for the three months ended July 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2016	$11,524	$(6,423)	$5,101
Other comprehensive loss before reclassifications	(873)	—	(873)
Amounts reclassified from accumulated other comprehensive income	—	114	114
Tax effects	—	(44)	(44)
Balance at July 1, 2016	$10,651	$(6,353)	$4,298

The changes in AOCI by component, net of tax, for the nine months ended June 30, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$10,525	$(8,171)	$2,354
Other comprehensive loss before reclassifications	(523)	—	(523)
Amounts reclassified from accumulated other comprehensive income	—	548	548
Tax effects	—	(208)	(208)
Balance at June 30, 2017	$10,002	$(7,831)	$2,171

The changes in AOCI by component, net of tax, for the nine months ended July 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2015	$10,253	$(6,616)	$3,637
Other comprehensive income before reclassifications	398	—	398
Amounts reclassified from accumulated other comprehensive income	—	425	425
Tax effects	—	(162)	(162)
Balance at July 1, 2016	$10,651	$(6,353)	$4,298

Index
JOHNSON OUTDOORS INC.

The reclassifications out of AOCI for the three months ended June 30, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$265	Cost of sales / Operating expense
Tax effects	(100)	Income tax expense
Total reclassifications for the period	$165

The reclassifications out of AOCI for the three months ended July 1, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$114	Cost of sales / Operating expense
Tax effects	(44)	Income tax expense
Total reclassifications for the period	$70

The reclassifications out of AOCI for the nine months ended June 30, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$548	Cost of sales / Operating expense
Tax effects	(208)	Income tax expense
Total reclassifications for the period	$340

The reclassifications out of AOCI for the nine months ended July 1, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$425	Cost of sales / Operating expense
Tax effects	(162)	Income tax expense
Total reclassifications for the period	$263

17	ACQUISITIONS

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

Index
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

Index
JOHNSON OUTDOORS INC.

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

Transaction costs of $588 were recognized during the nine months ended July 1, 2016.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended June 30, 2017 and July 1, 2016. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 13, 2016 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors, and matters related to the Company’s intellectual property rights; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company's products;  the success of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Silva®, Eureka!®, Jetboil®, Old Town®, Ocean KayakTM, Necky®,  Extrasport®, Carlisle®, and SCUBAPRO®.

Index
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

Highlights

Net sales of $155,274 for the third quarter of fiscal 2017 increased $15,974, or 11%, from the same period in the prior year reflecting record sales volumes in the Fishing business.  The sales volume increase was the primary driver of a $11,154, or 82%, improvement in operating income for the quarter over the prior year quarter.

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

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

Index
JOHNSON OUTDOORS INC.

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net sales:
Fishing (f.k.a. Marine Electronics)	$103,974	$88,063	$276,469	$237,656
Camping (f.k.a. Outdoor Equipment)	12,129	13,217	29,239	31,147
Watercraft Recreation (f.k.a. Watercraft)	17,290	19,264	38,594	40,393
Diving	21,984	18,845	54,903	50,197
Other / Eliminations	(103)	(89)	(395)	(603)
Total	$155,274	$139,300	$398,810	$358,790
Operating profit (loss):
Fishing	$24,293	$19,970	$54,324	$42,948
Camping	1,452	1,168	1,691	1,965
Watercraft Recreation	2,417	2,894	2,466	3,190
Diving	1,218	(6,204)	468	(8,782)
Other / Eliminations	(4,643)	(4,245)	(13,282)	(11,500)
Total	$24,737	$13,583	$45,667	$27,821

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended June 30, 2017 were $155,274, an increase of $15,974, or 11%, compared to $139,300 for the three months ended July 1, 2016.  Foreign currency translation had a negative impact of 0.5% on current year third quarter sales compared to prior year's third quarter.

Net sales for the three months ended June 30, 2017 for the Fishing business were $103,974, up $15,911, or 18%, from $88,063 during the third fiscal quarter of the prior year.  The increase was driven by successful new product sales including sales of new electric steer trolling motors with redesigned i-Pilot and i-Pilot Link systems, the new Ultrex trolling motor and large display HELIX series fish finders.

Net sales for the Camping business were $12,129 for the third quarter of the current fiscal year, a decrease of $1,088, or 8%, from the prior year net sales during the same period of $13,217.  Increases in Jetboil sales during the current year quarter were more than offset by decreases in sales of all other product lines driven by a soft retail marketplace and bankruptcies in key accounts.

Net sales for the third quarter of fiscal 2017 for the Watercraft Recreation business were $17,290, a decrease of $1,974, or 10%, compared to $19,264 in the prior year period due primarily to a weakened recreational kayak market and bankruptcies in key accounts.

Diving net sales were $21,984 for the three months ended June 30, 2017 versus $18,845 for the three months ended July 1, 2016, an increase of $3,139, or 17%.  The increase was driven in part by improved computer sales versus the prior year quarter and sales of the new HYDROS PRO buoyancy compensator which began shipping during the fiscal 2017 first quarter.  Foreign currency translation impacted Diving’s third quarter sales unfavorably by 1.2% versus the prior year’s third fiscal quarter.

For the nine months ended June 30, 2017, consolidated net sales increased $40,020, or 11%, to $398,810 compared to $358,790 for the nine months ended July 1, 2016.  Increased sales in the Fishing segment were the primary driver of the improvement over the prior year period.

Net sales for the nine months ended June 30, 2017 for the Fishing business were $276,469, up $38,813, or 16%, from $237,656 during the same period of the prior year.  Similar to the results for the quarter, successful new product sales were the key drivers of the increase.

Index
JOHNSON OUTDOORS INC.

Net sales for the Camping segment totaled $29,239 for the current year to date period, a decrease of $1,908, or 6%, from net sales during the same period of the prior year of $31,147.  Similar to the quarter's results, the decrease was driven primarily by a soft retail marketplace and bankruptcies in key accounts.

Net sales for the first nine months of fiscal 2017 in the Watercraft Recreation business were $38,594, a decrease of $1,799, or 4%, compared to $40,393 in the prior year period.  Similar to the results for the quarter, the decrease was driven by a weakened recreational kayak market and bankruptcies in key accounts.

Diving net sales were $54,903 for the nine months ended June 30, 2017 versus $50,197 for the nine months ended July 1, 2016.  The 9% improvement year over year was driven by successful new product sales in the current year period.  Foreign currency translation impacted net sales unfavorably by 1% compared to the prior year period.

Cost of Sales

Cost of sales for the three months ended June 30, 2017 was $84,644 compared to $80,017 for the three months ended July 1, 2016.  The increase year over year was driven primarily by higher sales volume offset in part by reductions in reserves for inventory obsolescence and returns.

Cost of sales for the nine months ended June 30, 2017 was $226,702 compared to $211,213 in the same period of the prior year.  The increase was primarily driven by the increase in sales volume offset in part by a reduction in inventory reserves during the current year to date period.

Gross Profit Margin

For the three months ended June 30, 2017, gross profit as a percentage of net sales was 45.5% compared to 42.6% in the three month period ended July 1, 2016.  Favorable product mix and overhead efficiencies driven by sales volume increases along with to modest price increases were the primary drivers of the increase year over year.

For the nine months ended June 30, 2017, gross profit as a percentage of net sales was 43.2% compared to 41.1% in the nine months ended July 1, 2016.  Similar to the quarter's results, the improvement year over year was driven primarily by favorable product mix, overhead efficiencies and modest price increases between periods.

Operating Expenses

Operating expenses were $45,893 for the three months ended June 30, 2017 compared to $45,700 for the three months ended July 1, 2016.  The increase of $193 was primarily due to higher sales volume related expenses, higher incentive compensation expense and higher administrative and legal expenses in the current year quarter offset in large part by the impact of the goodwill impairment charge of $6,197 recognized during the third quarter of fiscal 2016 in the Diving segment.

Operating expenses were $126,441 for the nine months ended June 30, 2017 compared to $119,756 in the prior year nine month period.  The $6,685 increase year over year was driven primarily by higher sales volume related expenses, increased incentive compensation expense and higher administrative and legal costs in the current year period offset in part by the goodwill impairment charge of $6,197 recognized in the prior year.

Operating Profit

Operating profit on a consolidated basis for the three month period ended June 30, 2017 was $24,737 compared to an operating profit of $13,583 in the third quarter of the prior fiscal year.   The improvement year over year was driven primarily by the increased sales volume between quarters and the other factors noted above.

Operating profit on a consolidated basis for the nine months ended June 30, 2017 was $45,667 compared to an operating profit of $27,821 in the prior year to date period.  The improvement year over year was driven primarily by the increased sales volume between years and the other factors noted above.

Interest

For the three months ended June 30, 2017, interest expense was $77 compared to $93 in the three months ended July 1, 2016.  For the nine months ended June 30, 2017, interest expense totaled $687 compared to $580 for the nine months ended July 1, 2016.  Interest income for each of the three and nine month periods ended June 30, 2017 and July 1, 2016 was less than $100.

Index
JOHNSON OUTDOORS INC.

Other (Income) Expense, net

Other income was $848 for the three months ended June 30, 2017 compared to other income of $371 in the prior year period.  For the three months ended June 30, 2017, foreign currency exchange gains were $147 compared to gains of $42 for the three months ended July 1, 2016.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $558 in the three month period ended June 30, 2017 compared to investment gains and earnings of $302 in the three month period ended July 1, 2016.

Other income for the nine months ended June 30, 2017 was $2,288 compared to $752 of income for the nine months ended July 1, 2016.  For the nine months ended June 30, 2017, foreign currency exchange gains were $658 compared to gains of $63 for the nine months ended July 1, 2016.  Net investment gains and earnings on the assets related to the Company's non-qualified deferred compensation plan were $1,456 in the nine month period ended June 30, 2017 compared to $638 in the nine month period ended July 1, 2016.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and nine month periods ended June 30, 2017 was 35.2% and 27.0%, respectively, compared to 50.7% and 44.2% in the corresponding periods of the prior year.

The change in the Company’s effective tax rate for the three month period ended June 30, 2017 versus the prior year quarterly period was primarily due to no tax benefit recorded in the prior year period on the non-deductible portion of the goodwill impairment charge recognized in that period.

The change in the Company's effective tax rate for the nine month period ended June 30, 2017 versus the prior year period continues to be primarily due to the impact of a foreign tax credit net tax benefit of roughly $4,200 generated by the repatriation of approximately $22,000 to the U.S. from foreign jurisdictions in the first quarter of the current year period. Additionally, the decrease in the comparative effective tax rate to the prior year period was the result of no tax benefit recorded on the non-deductible portion of the goodwill impairment charge reported in the prior year period.

The Company does not intend or foresee a need to repatriate the remaining undistributed foreign earnings and considers these earnings indefinitely reinvested in the foreign subsidiaries.

Net Income

Net income for the three months ended June 30, 2017 was $16,553, or $1.65 per diluted common class A and B share compared to net income of $6,841, or $0.68 per diluted common class A and B share, for the third quarter of the prior fiscal year.  Net income for the nine months ended June 30, 2017 was $34,568, or $3.45 per diluted common class A and B share compared to $15,628, or $1.56 per diluted common class A and B share, for the corresponding period of the prior year.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $93,741 as of June 30, 2017, compared to cash and cash equivalents of $75,602 as of July 1, 2016.  The Company’s debt to total capitalization ratio was 0% as of June 30, 2017 and 3% as of July 1, 2016.  The Company’s total debt balance was $0 as of June 30, 2017 compared to $7,447 as of July 1, 2016.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $79,292 as of June 30, 2017, an increase of $8,634 compared to $70,658 as of July 1, 2016.  The increase is due primarily to the increase in sales for products sold in the Fishing segment between years.

Inventories, net of inventory reserves, were $68,239 as of June 30, 2017, a decrease of $2,888, compared to $71,127 as of July 1, 2016.  The decrease in inventory was driven by decreases in each of the segments between these dates.

Accounts payable were $33,889 at June 30, 2017 compared to $33,715 as of July 1, 2016.

Index
JOHNSON OUTDOORS INC.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, is summarized in the following table:

	Nine Months Ended
(thousands)	June 30, 2017	July 1, 2016
Cash provided by (used for):
Operating activities	$25,886	$26,933
Investing activities	(47,942)	(17,504)
Financing activities	(10,706)	(2,878)
Effect of foreign currency rate changes on cash	(791)	(108)
(Decrease) Increase in cash and cash equivalents	$(33,553)	$6,443

Operating Activities

Cash provided by operations totaled $25,886 for the nine months ended June 30, 2017 compared with cash provided by operations of $26,933 during the corresponding period of the prior fiscal year.   The increase in net income in the current year period was more than offset by changes in accounts receivable between periods.

Amortization of deferred financing costs, depreciation and other amortization charges were $9,947 for the nine month period ended June 30, 2017 compared to $8,852 for the corresponding period of the prior year.  The increase over the prior year period reflects the write-off of deferred financing costs related to the repayment of the Company’s term loans during the first quarter of 2017.

Investing Activities

Cash used for investing activities totaled $47,942 and $17,504 for the nine months ended June 30, 2017 and July 1, 2016, respectively.  The current year period includes the purchase of $40,000 of short-term investments with excess cash. The prior year period included acquisitions of $8,902.  The remaining $7,942 for the current year and $8,602 for the prior year consisted of cash usage for capital expenditures net of any proceeds from sales of property, plant and equipment.  The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2017 are expected to be funded by working capital.

Financing Activities

Cash flows used for financing activities totaled $10,706 for the nine months ended June 30, 2017 compared to $2,878 for the nine month period ended July 1, 2016.  On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in payment of a 3% pre-payment penalty.  The Company’s term loans had a maturity date of September 29, 2029.   The interest rate in effect on the term loans was 5.50% at the date of repayment.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at June 30, 2017 and July 1, 2016 was approximately 2.5% and 1.7%, respectively.

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

As of June 30, 2017 the Company held approximately $28,301 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at June 30, 2017.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	23,595	1,515	9,617	7,858	4,605
Open purchase orders	68,825	68,825	—	—	—
Total contractual obligations	$92,420	$70,340	$9,617	$7,858	$4,605

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $279 and $451 at June 30, 2017 and July 1, 2016, respectively.

The Company anticipates making contributions of $47 to its defined benefit pension plans during the remainder of fiscal 2017.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended June 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 16% of the Company’s revenues for the nine month period ended June 30, 2017 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 7% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 30, 2017 and July 1, 2016, the Company held no foreign currency forward contracts.

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

Sensitivity to Changes in Value

The estimates that follow are intended to measure the maximum potential fair value or earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates.  The table below presents the estimated maximum potential loss in fair value and annual income before income taxes from a 100 basis point movement in interest rates on the Company’s outstanding interest bearing debt at June 30, 2017:

Estimated Impact on
(thousands)	Fair Value	Income Before Income Taxes
Interest rate instruments	$—	$—

Item 4.	Controls and Procedures

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
Signatures Dated: August 4, 2017
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.