Form 10-K
period 2017-09-29
JOHNSON OUTDOORS INC
filed 2017-12-08
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2017

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

(262) 631-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.05 par value per share	NASDAQ Global Select Market SM

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 24, 2017, 8,787,513 shares of Class A and 1,211,686 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $176,000,000 on March 31, 2017 (the last business day of the registrant’s most recently completed fiscal second quarter) based on approximately 4,810,000 shares of Class A common stock held by non-affiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $36.50 per share, the closing price of the Class A common stock as reported on the NASDAQ Global Select Market SM on March 31, 2017 (the last trading day of the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family, as defined herein) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company's customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company's products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Eureka!®, Jetboil®, Old Town®, Ocean KayakTM, Carlisle® and SCUBAPRO®.

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

Fishing

The Company’s Fishing segment key brands are: Minn Kota battery-powered motors for quiet trolling or primary propulsion, marine battery chargers and shallow water anchors; Humminbird sonar and GPS equipment for fishfinding, navigation and marine cartography; and Cannon downriggers for controlled-depth fishing. Minn Kota trolling motors, Cannon downriggers and Talon shallow water anchors are designed and manufactured primarily at the Company's Mankato, Minnesota facility. Humminbird sonar and GPS equipment are designed and manufactured in Eufaula, Alabama and Alpharetta, Georgia.

Fishing brands and related accessories are sold across the globe, with the majority of sales coming from North America through large outdoor specialty retailers, such as Bass Pro Shops and Cabela’s; large retail store chains; marine products distributors; original equipment manufacturers (OEM) of boat brands such as Tracker, Skeeter and Ranger; and internet retailers and distributors.  Markets outside of North America are accessed through a network of international distributors.

Fishing has achieved market share gains by focusing on product innovation, quality products and effective marketing.  Such consumer marketing and promotion activities include: product placements on fishing-related television shows; print advertising and editorial coverage in outdoor, general interest and sport magazines; professional angler and tournament sponsorships; packaging and point-of-purchase materials and offers to increase consumer appeal and sales; the Minn Kota, Humminbird and Cannon brand websites; social media networks; and online promotions.

Camping

The Company’s Camping segment key brands are:  Eureka! consumer, commercial and military tents and accessories, sleeping bags, camping furniture and stoves and other recreational camping products; and Jetboil portable outdoor cooking systems.

Eureka! consumer tents, sleeping bags, camping furniture, camping stoves and other recreational camping products are mid- to high-price range products sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers and direct to consumer via the Eureka! brand website. Marketing of the Company’s tents, sleeping bags and other recreational camping products is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. The Company’s consumer camping tents and sleeping bags are produced by third party manufacturing sources in Asia.  Eureka! camping products are sold under license in Japan, Australia and Europe.  Consumer marketing and promotion activities include:  digital marketing and social media networks; print advertising and editorial coverage in general outdoor magazines.

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

Jetboil portable outdoor cooking systems are sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers, and direct to consumer via the Jetboil brand website.  Marketing of Jetboil systems is focused on building brand awareness and leadership in product features and innovation. Jetboil products are produced at both the Company’s operating location in Manchester, New Hampshire and by third party manufacturing sources in Asia.  Jetboil products are sold in approximately 30 countries around the world.  Markets outside of North America are accessed through a network of international distributors.

During fiscal 2017, the Company agreed to sell its Silva North America trademark rights to Silva Sweden AB.

Watercraft Recreation

The Company’s Watercraft Recreation segment designs and markets canoes and kayaks, including pedal-driven and Minn Kota motor-driven kayaks, under the Ocean Kayaks and Old Town brand names for family recreation, touring, angling and tripping. These brands are manufactured at the Company’s facility in Old Town, Maine.

The Company uses a rotational molding process for manufacturing mid- to high-end polyethylene kayaks and canoes and uses a thermoform molding process in the manufacturing of lower priced models at its facility in Old Town, Maine.

Watercraft Recreation accessory brands, including Carlisle branded paddles, are produced primarily by third party sources located in North America and Asia.

The Company has implemented a plan to market its high performance sea touring kayaks and personal flotation devices under the Old Town brand.

The Company’s kayaks, canoes and accessories are sold through multiple channels in the U.S., Europe and the Pacific Basin with an emphasis on independent specialty retailers and large outdoor retailers such as REI, L.L. Bean, Academy and Cabela’s.  The Company has a network of distributors who sell Company products outside of North America.

The Company’s Watercraft Recreation business competes in the mid- to high-end of the product category by introducing product innovations, creating quality products and by focusing on the product-specific needs of each marketing channel.  Consumer marketing and promotion activities include: digital marketing and social media networks; print advertising and editorial coverage in outdoor, general interest and sport magazines; and direct marketing.

Diving

The Company manufactures and markets underwater diving products for recreational divers, which it sells and distributes under the SCUBAPRO brand name.

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, buoyancy compensators, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO diving equipment is marketed to the premium segment and high performance technical diving market. Products are sold via select distribution to independent specialty dive stores worldwide. These specialty dive stores sell the Company’s products over the counter as well as through their own websites.  In addition, they generally provide a wide range of services to divers, including regular maintenance, product repair, diving education and travel programs.  The Company also sells diving gear direct to consumers via the SCUBAPRO website and to dive training centers, resorts, public safety units and armed forces around the world.

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

International Operations

See Note 12 to the consolidated financial statements included elsewhere in this report for financial information regarding the Company’s domestic and international operations. See Note 1, subheading “Foreign Operations and Related Derivative Financial Instruments,” to the consolidated financial statements included elsewhere in this report, along with the information under "Risk Factors" below, for information regarding risks related to the Company’s foreign operations.

Research and Development

The Company commits significant resources to new product research and development in each of its business segments.  Fishing conducts its product research, design, engineering and software development activities at its locations in Mankato and Little Falls, Minnesota; Alpharetta, Georgia; Toronto, Canada; and Eufaula, Alabama.  Diving maintains research and development facilities in Zurich, Switzerland and Casarza Ligure, Italy.  Research and development activities for Watercraft Recreation are performed in Old Town, Maine.  Product research, design and innovation for Camping products are conducted at the Company's Binghamton, New York and Manchester, New Hampshire locations.

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

Fishing:  Minn Kota’s main competitors in the electric trolling motors business are Motor Guide®, owned by Brunswick Corporation, and private label branded motors sourced primarily from manufacturers in Asia.  Competition in this business is focused on technological innovation, product quality and durability as well as product benefits and features for fishing.

The primary competitors in the marine battery charging business are Dual Pro™ and various Pro Mariner™ products.  Competition in this business is based on charging time, reliability and battery protection.  The primary competitor in shallow water anchors is Power Pole®.  Competition in this business is based on secure positioning, speed of deployment and quiet operation.

Humminbird’s main competitors in the market for on-boat electronics are Garmin™, Lowrance™, Simrad and Raymarine®.  Competition in this business is primarily focused on the quality of sonar imaging and display, easy to use graphical interfaces as well as the integration of mapping and GPS technology.  Humminbird products contain marine cartography features.  Competitors offering marine cartography products include Navionics® and C-Map.  Competition in this business focuses primarily on quality of data and quantity of available charts for inland lakes and ocean shoreline.

Cannon’s main competitors in the downrigger market are Big Jon Sports®, Walker and Scotty®. Competition in this business primarily focuses on ease of operation, speed and durability.

Camping:  The Company’s Camping brands and products compete in the sporting goods and specialty segments of the Camping market. Competitive brands with a strong position in the sporting goods channel include Coleman® and private label brands. The Company also competes with specialty companies such as Kelty®, The North Face®, Marmot® and Big Agnes® on the basis of materials and innovative designs for consumers who want performance products priced at a value.

The Company’s portable outdoor cooking systems compete in the specialty and higher end performance backpacking and camping markets.  The primary competitor in portable outdoor cooking systems is MSR®.  Competition in this market is based on product size and weight, ease of use, reliability and performance.

The Company’s competitors in the commercial tent market include Anchor Industries® and Aztec Tents for tension, frame and canopy tents.  Competition in the commercial tent business is based on price, quality, structure, styling, ease of installation and technical support.

The Company sells military tents via third party distributors who hold supply contracts primarily with the U.S. Government, as well as to international governments.  Such supply contracts can be for commercial off-the-shelf products in addition to products required to be built to unique specifications.  Competitors in the military tent business include HDT®, Alaska Structures®, Camel, Outdoor Venture, and Diamond Brand.

Watercraft Recreation:  The Company primarily competes in this segment in the kayak and canoe product categories of the paddlesports market. The Company’s main competitors in this market are Confluence Outdoor, Hobie Cat®, Wenonah Canoe, Jackson Kayak and Legacy Paddlesports™, each of which competes on the basis of their product’s design, performance, quality and price.

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

Backlog

Unfilled orders for future delivery of products totaled approximately $72 million at September 29, 2017.  For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates.

Employees

At September 29, 2017, the Company had approximately 1,100 regular, full-time employees.  The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

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

	Fiscal Year
	2017		2016		2015
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	1%	20%	(4)%	16%	(41)%
March	30%	45%	31%	66%	31%	43%
June	32%	54%	32%	59%	33%	92%
September	19%	0%	17%	(21)%	20%	6%
	100%	100%	100%	100%	100%	100%

Environment and Climate Change

The Company is subject to various supranational, federal, state and local environmental laws, ordinances, regulations, and other requirements of governmental authorities.  We believe we comply with such laws and regulations.  Expenditures on environmental compliance have not had, and we believe in the future, are not expected to have, a material effect on the Company’s capital expenditures, earnings or competitive position.  We do not believe that any direct or indirect consequences of legislation related to climate change will have a material effect on our operating costs, facilities or products.

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

Competition, consolidation and financial distress in our markets could reduce our net sales, profitability and cash flows.

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Navico, Garmin, Confluence Outdoor and Aqua Lung International, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because some of the outdoor recreation product industries have limited barriers to entry. We experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. Consolidation of our retail markets, such as the recently announced combination of two outdoor sporting goods retailers who are each customers of the Company, could result in fewer but larger retail customers, which may further result in lower selling prices or reduced sales volumes of our products.  Further, financial distress or bankruptcies in our retail markets could negatively impact our operating results and cash flows.  If we cannot compete in our product markets successfully in the future, our net sales, profitability and cash flows will likely decline.

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

We test our goodwill, other indefinite-lived intangible assets and other long-lived assets for impairment on an annual basis or when an event occurs that might reduce the fair value of the reporting unit or applicable asset or group of assets below its carrying value. Various uncertainties, including significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, a downturn in the economy or in discretionary income levels or changes in consumer preferences could impact the expected cash flows to be generated by an asset or group of assets, and may result in an impairment of those assets.  Although any such impairment charge would be a non-cash expense, any impairment of our assets could materially increase our expenses and reduce our profitability.  We recorded impairment charges totaling $6,197 in the fiscal year ended September 30, 2016.

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

As of October 30, 2017 Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 77% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 96% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 17% of our revenues for the year ended September 29, 2017 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars with the remaining 4% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

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

The effective tax rate of the Company may be negatively impacted by future changes to tax laws in global jurisdictions in which we operate.

Changes in tax laws or tax rulings could have a material impact on our effective tax rate. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, could affect the tax treatment of our foreign earnings. Additionally, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. Certain proposals could include recommendations that could increase our tax obligations in many countries where we do business. Any changes in the taxation of our activities in such jurisdictions may result in a material increase in our effective tax rate.

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

Our credit facilities and certain other of our debt instruments include limitations on a number of our activities in the event of a default, and in some cases regardless of whether a default has occurred, including our ability to:

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are approximately 4,810,000 shares of our Class A common stock held by non-affiliates as of October 30, 2017. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Our business is susceptible to adverse weather conditions or events.

Our success is in part affected by adverse weather conditions, including fires, floods, tornadoes, severe cold and other natural disasters. Such events have the tendency to create fluctuations in demand for our products which may impact our borrowing costs, increase our expenses and reduce our profitability.  Moreover, our profitability is affected by our ability to successfully manage our inventory levels and demand for our products, which, in part depends upon the efficient operation of our production and delivery systems. These systems are vulnerable to damage or interruption from the aforementioned natural disasters.  Such natural disasters could adversely impact our ability to meet delivery requirements of our customers, which may result in our need to incur extra costs to expedite production and delivery of product to meet customer demand. Any of these events could negatively impact our profitability.

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

As of September 29, 2017, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

Alpharetta, Georgia (Fishing)
Antibes, France (Diving)
Barcelona, Spain (Diving)
Batam, Indonesia* (Diving)
Binghamton, New York* (Camping)
Brussels, Belgium (Diving)
Burlington, Ontario, Canada (Fishing, Camping, Watercraft Recreation)
Casarza Ligure, Italy* (Diving)
Chai Wan, Hong Kong (Diving)
Chatswood, Australia (Diving)
El Cajon, California (Diving)
Eufaula, Alabama* (Fishing)
Little Falls, Minnesota (Fishing)
Manchester, New Hampshire* (Camping)
Mankato, Minnesota* (Fishing)
Mexicali, Mexico* (Fishing)
Old Town, Maine* (Watercraft Recreation)
Toronto, Canada (Fishing)
Wendelstein, Germany (Diving)
Zurich, Switzerland (Diving)

The Company’s corporate headquarters is located in a facility in Racine, Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be involved in various legal proceedings from time to time.  As of the date of the filing of this Report, we are not involved in any litigation involving amounts deemed to be material to the business or financial condition of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information with respect to this item is included in Notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global Select MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of October 30, 2017, the Company had approximately 570 holders of record of its Class A common stock and 24 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended September 29, 2017, September 30, 2016 and October 2, 2015 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Stock prices:
High	$44.86	$24.24	$31.74	$37.77	$22.99	$34.66	$48.85	$26.75	$34.86	$73.28	$36.62	$26.95
Low	34.72	21.43	25.60	31.68	19.69	28.35	33.38	20.79	20.43	46.68	26.09	20.50

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

Quarterly dividends declared in each of the first three quarters of 2017 were $0.09 per share of Class A common stock and $0.082 per share of Class B common stock.  Beginning with the dividend declared on September 28, 2017, the Company increased the dividend to $0.10 per share of Class A common stock and $0.0909 per share of Class B common stock. Total dividends declared in 2017 were $3,657.  Cash dividends paid in 2017 totaled $3,559 and dividends payable of $989 were included in current liabilities at September 29, 2017.

While the Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock, they monitor and evaluate the Company’s dividend payment practice quarterly and may elect to increase, decrease or not pay a dividend at any time. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and compliance with debt covenants in its loan agreements.

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since September 28, 2012 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. Since disclosure of the total return graph in the Company's fiscal 2016 Form 10-K Report, the Company updated its peer group index to reflect the removal of Arctic Cat Inc. and to add Malibu Boats Inc. The Company’s new peer group consists of Black Diamond Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Marine Products Corporation, Malibu Boats Inc. and Nautilus, Inc.  The graph assumes $100 was invested on September 28, 2012 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the new and old peer group indices.

*	$100 invested on September 28, 2012 in stock or index, including reinvestment of dividends.
Indices calculated on a mid-month basis.

	9/28/2012	9/27/2013	10/3/2014	10/2/2015	9/30/2016	9/29/2017
Johnson Outdoors Inc.	$100.0	$124.4	$122.0	$103.3	$176.6	$359.3
NASDAQ Composite	100.0	123.1	147.5	156.9	179.3	221.8
Russell 2000 Index	100.0	130.1	135.6	138.5	158.0	190.8
New Peer Group	100.0	127.4	143.0	125.7	158.5	187.4
Old Peer Group	100.0	127.9	140.1	122.8	153.8	179.4

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

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or referred to elsewhere in this report.  The operating results for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 and the balance sheet data as of September 29, 2017 and September 30, 2016, are derived from the Company’s audited consolidated financial statements included elsewhere herein.  The operating results for the years ended October 3, 2014 and September 27, 2013, and the balance sheet data as of October 2, 2015, October 3, 2014 and September 27, 2013 are derived from the Company’s audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

(thousands, except per share data)	September 29 2017	September 30 2016	October 2 2015	October 3 2014	September 27 2013
OPERATING RESULTS
Net sales	$490,565	$433,727	$430,489	$425,410	$426,461
Gross profit	210,940	176,462	171,733	168,613	171,049
Impairment losses	—	6,197	—	8,475	—
Operating expenses	165,349	147,371	153,880	143,447	145,458
Operating profit	45,591	22,894	17,853	16,691	25,591
Interest expense	757	727	865	788	1,285
Other (income) expense, net	(3,376)	(1,488)	1,235	(1,519)	(354)
Income before income taxes	48,210	23,655	15,753	17,422	24,660
Income tax expense	13,053	10,154	5,137	8,299	5,333
Net income	$35,157	$13,501	$10,616	$9,123	$19,327
Weighted average common shares - Dilutive	9,920	9,855	9,727	9,635	9,523
Net income per common share - Diluted:
Class A	$3.51	$1.34	$1.06	$0.90	$1.95
Class B	3.51	1.34	1.06	0.90	1.95
Dividends declared, per common share*:
Class A	$0.37	$0.32	$0.31	$0.38	$—
Class B	0.34	0.29	0.28	0.34	—

*	There were five quarterly dividends declared in fiscal 2014 and four quarterly dividends declared in fiscal 2015, 2016 and 2017.

(thousands, except per share data)	September 29 2017	September 30 2016	October 2 2015	October 3 2014	September 27 2013
BALANCE SHEET DATA
Current assets	$240,849	$201,968	$209,370	$197,550	$188,572
Total assets	353,659	310,279	299,204	288,626	288,350
Current liabilities	84,077	67,654	69,554	60,232	63,372
Long-term debt, less current maturities	—	7,008	7,062	7,431	7,794
Total debt	—	7,389	7,430	7,791	8,333
Shareholders' equity	243,004	207,496	197,968	198,458	197,668

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Highlights

The Company’s fiscal 2017 revenues increased by 13% over the prior year driven primarily by strong performance in the Fishing segment.  The Company's Diving segment also rebounded in 2017 posting an 11% increase in sales over 2016.  Operating profit nearly doubled in 2017, growing $22,697 over 2016 due primarily to a 19% increase in Fishing net sales as well as the impact of $6,197 of impairment charges related to goodwill in the Diving segment recognized by the Company in the third quarter of fiscal 2016.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2017	2016	2015
Net sales	$490,565	$433,727	$430,489
Gross profit	210,940	176,462	171,733
Operating expenses	165,349	153,568	153,880
Operating profit	45,591	22,894	17,853
Interest expense	757	727	865
Other (income) expense, net	(3,376)	(1,488)	1,235
Income tax expense	13,053	10,154	5,137
Net income	35,157	13,501	10,616

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2017	2016	2015
Net sales:
Fishing	$328,138	$274,872	$262,518
Camping	37,920	40,018	47,573
Watercraft Recreation	48,272	50,388	48,961
Diving	76,732	69,137	72,125
Other / Eliminations	(497)	(688)	(688)
	$490,565	$433,727	$430,489

	2017	2016	2015
Operating profit (loss):
Fishing	$58,697	$43,092	$26,055
Camping	1,946	2,077	3,847
Watercraft Recreation	2,860	3,349	1,620
Diving	1,847	(9,384)	934
Other / Eliminations	(19,759)	(16,240)	(14,603)
	$45,591	$22,894	$17,853

See Note 12 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2017 vs. Fiscal 2016

Net Sales

Net sales in 2017 increased by 13% to $490,565 compared to $433,727 in 2016.  Foreign currency exchange had a $236 unfavorable impact, less than 1%, on the current year’s sales versus the prior year.

Net sales for the Fishing business increased by $53,266, or 19% during 2017.  The increase from fiscal 2016 was driven primarily by exceptional new product performance in both the Minn Kota and Humminbird product lines, which included sales of new electric steer trolling motors with redesigned i-Pilot and i-Pilot Link systems, the new Ultrex trolling motor and large display HELIX series fish finders.

Camping net sales decreased $2,098, or 5%, in 2017 from 2016.  An increase in sales of Jetboil products during 2017 was not able to offset declines in sales of consumer tents year over year driven by a soft retail marketplace and bankruptcies in key accounts.

Net sales in the Watercraft Recreation business decreased $2,116, or 4%, due to softness in the paddling market and bankruptcies in key accounts.

Diving net sales increased $7,595, or 11%, year over year on the strength of new product offerings in the dive computer, buoyancy compensator and regulator product segments.

Cost of Sales

Cost of sales was $279,625, or 57.0% of net sales, on a consolidated basis for fiscal 2017 compared to $257,265, or 59.3% of net sales, in the prior year.  Higher sales volumes between years were the primary driver of the increase in the cost of sales, while modest increases in labor rates were more than offset by process improvements in each of the business segments.

Gross Profit

Gross profit of $210,940 was 43.0% of net sales on a consolidated basis for the year ended September 29, 2017 compared to $176,462, or 40.7% of net sales in the prior year.  Each business segment grew its profit margin percentage year over year.

Gross profit in the Fishing business increased by $29,110 from the prior year due primarily to the 19% increase in net sales and a sales mix shift to higher value new products.

Camping gross profit was essentially flat year over year, growing $72 over 2016 despite a 5% decline in sales due primarily to a favorable mix of products sold.

Gross profit in the Watercraft Recreation segment decreased by $280 from 2016 levels due primarily to lower sales volumes occurring during 2017.

The 11% increase in net sales in the Diving segment was the primary driver of a $5,653 increase in gross profit of that segment year over year.  Price increases and a favorable mix of products sold also contributed to the increase.

Operating Expenses

Operating expenses increased from the prior year by $11,781.  The increase was driven primarily by higher sales volume related costs, higher incentive and deferred compensation expenses and higher health care expense in the current year offset in part by the impact of $6,197 of impairment charges on Diving goodwill recognized in the third quarter of the prior fiscal year.

Operating expenses for the Fishing segment increased by $13,505 from fiscal 2016 levels.  The increase was due primarily to higher sales volume related expenses.  In addition, higher administrative and legal expenses further contributed to the increase.

Camping operating expenses increased by $203 from the prior year due primarily to higher marketing costs in 2017 offset in part by lower sales volume related costs.

In the Watercraft Recreation segment, operating expenses increased $210 from their levels in fiscal 2016 due primarily to higher marketing costs in 2017.

Operating expenses for the Diving business decreased by $5,579 year over year due primarily to a goodwill impairment charge of $6,197 recognized in the prior year offset in part by higher sales volume related costs in the current year.

The Company's general corporate expenses in 2017 of $19,959 increased $3,441 from $16,518 in 2016.  The year over year increase primarily reflects approximately $1,100 of higher deferred compensation expense, offset with market gains on deferred compensation plan assets in Other Income and Expense, approximately $1,100 of higher health care costs and approximately $1,200 of additional investment in digital marketing capabilities.

Operating Results

The Company’s operating profit was $45,591 in fiscal 2017 compared to an operating profit of $22,894 in fiscal 2016.  Fishing operating profit increased by $15,605 to $58,697 from $43,092 in the prior year due primarily to higher sales volumes.  The operating profit for Camping was $1,946 compared to $2,077 and reflects the decline in consumer tent sales year over year.  Operating profit for the Watercraft Recreation business decreased by $489 in fiscal 2017 due to the factors noted above.  Operating profit for the Diving business increased by $11,231 from fiscal 2016 due in part to the goodwill impairment charge recognized in the prior year as well as the increase in sales volume in 2017.

Other Income and Expenses

Interest expense of $757 was comparable to the prior year expense of $727. Interest income of $316 increased from prior year income of $81 due to the investment of excess cash in short-term investments in 2017.  Net other income of $3,060 in fiscal 2017 compared favorably to net other income of $1,407 in fiscal 2016.  The current year other income included currency gains of $903 and market gains and dividends of $2,142 on deferred compensation plan assets.  In the prior year, other income included $277 of currency gains as well as $1,092 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other (income) expense” are offset as deferred compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $48,210 in fiscal 2017 compared to $23,655 in fiscal 2016. The Company recorded income tax expense of $13,053 in 2017, which equated to an effective tax rate of 27.1%, compared to $10,154 in 2016, which equated to an effective tax rate of 42.9%.  The fiscal 2017 tax expense reflects the impact of a current year first quarter foreign tax credit net tax benefit of $4,537 generated by the repatriation of $22,315 in that quarter from foreign jurisdictions into the U.S.  Additionally, the change in the comparative effective tax rate was also impacted from the result of no tax benefit being recorded on the non-deductible portion of the goodwill impairment charge recognized in the Diving segment in 2016.

Net Income

The Company recognized net income of $35,157, or $3.51 per diluted common share, in fiscal 2017 compared to $13,501, or $1.34 per diluted common share, in fiscal 2016 based on the factors discussed above.

Fiscal 2016 vs. Fiscal 2015

Net Sales

Net sales in 2016 increased by 1% to $433,727 compared to $430,489 in 2015.  Foreign currency exchange had a $2,691 unfavorable impact, less than 1%, on sales in 2016 versus 2015.

Net sales for the Fishing business increased by $12,354, or 5% during 2016.  The increase from fiscal 2015 was driven primarily by exceptional new product performance in both the Minn Kota and Humminbird product lines.

Camping net sales decreased $7,555, or 16%, in 2016 from 2015.  Strong sales of Jetboil products during 2016 was not able to offset declines in sales of tents year over year.

Net sales in the Watercraft Recreation business increased $1,427, or 3%, due primarily to solid product offerings in a strong paddling marketplace.

Diving net sales declined $2,988, or 4%, year over year.  Several factors contributed to this decline, including instability in the Middle East market, competitive pricing pressure in Europe and a product recall in the computer segment.  Additionally, foreign currency exchange had a 1% unfavorable impact on sales.

Cost of Sales

Cost of sales was $257,265, or 59.3% of net sales, on a consolidated basis for the year ended September 30, 2016 compared to $258,756, or 60.1% of net sales, in 2015.  Modest increases in labor rates were more than offset by process improvements in each of the business segments and lower costs of resin used in the Watercraft Recreation business.

Gross Profit

Gross profit of $176,462 was 40.7% of net sales on a consolidated basis for the year ended September 30, 2016 compared to $171,733, or 39.9% of net sales, in 2015.

Gross profit in the Fishing business increased by $5,899 from 2015 due primarily to the 5% increase in net sales.

Camping gross profit decreased by $2,089 from 2015 due primarily to the decline in net sales volume.  A better mix of products sold improved the gross margin rate year over year.

Gross profit in the Watercraft Recreation segment was $2,270 higher in 2016 than 2015 levels due primarily to higher sales volume occurring during 2016 as well as lower resin costs in that same year.

The 4% decrease in net sales in the Diving segment noted above was the primary driver of a $1,402 decrease in gross profit of that segment year over year.

Operating Expenses

Operating expenses decreased in 2016 from 2015 by $312.  The decrease was driven primarily by approximately $9,900 of lower net legal expense in 2016, offset in part by $6,197 of impairment charges on Diving goodwill, recognized in the third quarter of 2016.

Operating expenses for the Fishing segment decreased in 2016 by $11,139 from fiscal 2015 levels.  The decrease was due mainly to approximately $9,900 of lower net legal expense.  Lower warranty expense in 2016 also was a factor in the improvement year over year.

Camping operating expenses decreased in 2016 by $319 from the 2015 levels due primarily to lower sales volume related costs.

In the Watercraft Recreation segment, operating expenses increased $541 from their levels in fiscal 2015 due primarily to higher sales volume related expense.

Operating expenses for the Diving business increased by $8,916 year over year due primarily to a goodwill impairment charge of $6,197 recognized in the current year.  Additionally, the acquisition of Seabear contributed approximately $1,200 of incremental expense in 2016.

Operating Results

The Company’s operating profit was $22,894 in fiscal 2016 compared to an operating profit of $17,853 in fiscal 2015.  Fishing operating profit increased by $17,037 to $43,092 from $26,055 in 2015 due primarily to the lower net legal expense noted above.  Excluding the effect of the change in legal expense, operating profit for this segment would have been approximately $7,100 higher than in 2015 driven by the increase in sales volume between years.  The operating profit for Camping was $2,077 compared to $3,847 and reflects the decline in tent sales year over year.  Operating profit for the Watercraft Recreation business increased by $1,728 in fiscal 2016 over fiscal 2015 due to the factors noted above.  Operating profit for the Diving business declined $10,318 from fiscal 2015 due to the goodwill impairment charge, sales declines and incremental R&D costs from the Seabear acquisition.

Other Income and Expenses

Interest expense of $727 decreased in 2016 from 2015 by $138. Interest income was less than $100 in both years.  Net other income of $1,407 in fiscal 2016 compared favorably to net other expense of $1,299 in fiscal 2015.  Other income in 2016 included currency gains of $277 and market gains and dividends of $1,092 on deferred compensation plan assets.  In 2015, other expense included $1,196 of currency losses as well as $106 of market losses, net of dividend income, on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other (income) expense” are offset as deferred compensation expense in “Operating expenses.”

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

Financial Condition, Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	September 29 2017	September 30 2016	October 2 2015
Cash provided by (used for):
Operating activities	$46,350	$43,434	$18,056
Investing activities	(58,008)	(20,741)	(10,394)
Financing activities	(11,551)	(4,736)	(3,989)
Effect of foreign currency rate changes on cash	(275)	178	(5,307)
(Decrease) increase in cash and cash equivalents	$(23,484)	$18,135	$(1,634)

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	September 29 2017	September 30 2016
Current assets	$240,849	$201,968
Current liabilities	84,077	67,654
Working capital	$156,772	$134,314
Current ratio	2.9:1	3.0:1

Cash flows provided by operations totaled $46,350, $43,434 and $18,056 in fiscal 2017, 2016 and 2015, respectively. Cash provided by the significant increase in net income in 2017 was nearly offset by an increase in inventory in the current year versus a decrease in inventory in the prior year.  Additionally, the change in cash flows provided by operations year over year was impacted by the effect in 2016 of $6,197 of non-cash goodwill impairment charges in the Diving segment.

Depreciation and amortization charges were $13,080, $11,833 and $11,702 in fiscal 2017, 2016 and 2015, respectively.

Investing Activities

Cash flows used for investing activities were $58,008, $20,741 and $10,394 in fiscal 2017, 2016 and 2015, respectively.  The purchase of short-term investments in 2017 used cash of $46,607 while the purchases of the Seabear and Northport businesses in fiscal 2016 used cash of $9,152.  Expenditures for property, plant and equipment were $11,613, $11,702 and $10,409 in fiscal 2017, 2016 and 2015, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past two fiscal years:

(thousands, except share data)	2017	2016
Current debt	$—	$381
Long-term debt	—	7,008
Total debt	—	7,389
Shareholders' equity	243,004	207,496
Total capitalization	$243,004	$214,885
Total debt to total capitalization	—%	3%

Cash flows used for financing activities totaled $11,551 in fiscal 2017 compared to $4,736 in 2016 and $3,989 in 2015.  Dividend payments were $3,559, $3,169 and $2,966 in 2017, 2016 and 2015, respectively.  On October 24, 2016, the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in payment of a 3% pre-payment penalty.  The Company's term loans had a maturity date of September 29, 2029.  The interest rate in effect on the term loans was 5.50% at the date of repayment.  Payments on long-term debt were $332 and $360 in fiscal 2016 and 2015, respectively.  The Company had current maturities of its long-term debt of $381 as of September 30, 2016, and no outstanding borrowings on its revolving credit facilities as of the end of fiscal 2017 or 2016.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $7,008 as of September 30, 2016.

On September 16, 2013, the Company and certain of its subsidiaries entered into a credit facility with PNC Bank National Association and certain other lenders named therein.  This credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank, National Association, as lender and as administrative agent and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has a 60 month term and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings under the facility may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.

The interest rate on the Revolver is based on LIBOR plus an applicable margin.  The applicable margin resets each quarter and ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver was approximately 2.5% at September 29, 2017 and 1.7% at September 30, 2016.

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

See Note 14 to the consolidated financial statements included elsewhere in this report for discussion of the new revolving credit agreement entered into by the Company on November 15, 2017, which replaced the Revolving Credit Agreement described above.

As of September 29, 2017, the Company held approximately $39,205 of cash and cash equivalents in bank accounts in foreign jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its operating leases and open purchase orders.  The following schedule details these significant contractual obligations at September 29, 2017.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$24,213	$5,993	$10,114	$5,914	$2,192
Open purchase orders	89,852	89,852	—	—	—
Total contractual obligations	$114,065	$95,845	$10,114	$5,914	$2,192

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at September 29, 2017 were $279 compared to $392 on September 30, 2016 and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 29, 2017 or September 30, 2016.

The Company has no other off-balance sheet arrangements.

The Company anticipates making contributions to its defined benefit pension plans of $1,151 through September 28, 2018.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 17% of the Company’s revenues for the fiscal year ended September 29, 2017 were denominated in currencies other than the U.S. dollar.  Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 4% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of September 29, 2017 and September 30, 2016, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancellable supply contracts. Primary commodity price exposures include costs associated with metals, resins and packaging materials.

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

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. In 2015, the Company recognized a significant deferred tax asset for state income tax credit and, in management's judgment, a large portion of this asset was not likely to be realized and a valuation allowance was established.

Goodwill and Other Intangible Assets Impairment

Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.  Generally, annual impairment tests are performed by the Company in the fourth quarter of each fiscal year.

In assessing the recoverability of the Company’s goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  The Company recognized goodwill impairment charges of $6,197 in 2016.  See further discussion at Note 1 to the consolidated financial statements included elsewhere in this report.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 29, 2017, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2017 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating and Corporate Governance Committee” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2018.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics; Corporate Governance Guidelines; and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2018.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr., Edward F. Lang and Richard (“Casey”) Sheahan.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2018.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2018, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2018.

Equity Compensation Plan Information

The following table summarizes share information, as of September 29, 2017, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2010 Long-Term Stock Incentive Plan	—	$—	550,299
2012 Non-Employee Director Stock Ownership Plan	19,464	—	62,271
2009 Employee Stock Purchase Plan	—	—	90,989
Total All Plans	19,464	—	703,559

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2018. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations – Years ended September 29, 2017, September 30, 2016 and October 2, 2015
•	Consolidated Statements of Comprehensive Income – Years ended September 29, 2017, September 30, 2016 and October 2, 2015
•	Consolidated Balance Sheets – September 29, 2017 and September 30, 2016
•	Consolidated Statements of Shareholders’ Equity – Years ended September 29, 2017, September 30, 2016 and October 2, 2015
•	Consolidated Statements of Cash Flows – Years ended September 29, 2017, September 30, 2016 and October 2, 2015
•	Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 8th day of December 2017.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of December 2017.

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

9.1
Johnson Outdoors Inc. Class B common stock Amended and Restated Voting Trust Agreement, dated as of February 16, 2010 (Filed as Exhibit 2 to Amendment No. 14 to the Schedule 13D filed by Helen P. Johnson-Leipold on February 24, 2017 and incorporated herein by reference.)

10.1	Registration Rights Agreement made as of December 16, 1985 regarding Johnson Outdoors Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc.

10.2	Registration Rights Agreement made as of February 4, 1991 regarding Johnson Outdoors Inc. Class A common stock held by Mr. Samuel C. Johnson.

10.3 +	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)

10.4 +
Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2014 and incorporated herein by reference.)

10.5 +	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.6 +
Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.7 +
Form of Stock Option Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.8
Amended and Restated Credit Agreement dated as of November 15, 2017 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, PNC Capital Markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017).

10.9 +	Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan. (Filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.)

10.10 +
Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.)

10.11 +
Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.  (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 23, 2013 and incorporated herein by reference.)

10.12 +
Form of Restricted Stock Unit Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.  (Filed as Exhibit 10.31 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 5, 2014.)

10.13 +
Form of Restricted Stock Unit Agreement (Performance Based) under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.  (Filed as Exhibit 10.32 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2015.)

21	Subsidiaries of the Company as of September 29, 2017.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

101
The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2017. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of September 29, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited Johnson Outdoors Inc.'s internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Johnson Outdoors Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Johnson Outdoors Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Johnson Outdoors Inc. and our report dated December 8, 2017 expressed an unqualified opinion.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Johnson Outdoors Inc.

We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of September 29, 2017 and September 30, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 29, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Johnson Outdoors Inc. as of September 29, 2017 and September 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Johnson Outdoors Inc.’s internal control over financial reporting as of September 29, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 8, 2017 expressed an unqualified opinion on the effectiveness of Johnson Outdoors Inc.’s internal control over financial reporting.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 8, 2017

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	September 29 2017	September 30 2016	October 2 2015
Net sales	$490,565	$433,727	$430,489
Cost of sales	279,625	257,265	258,756
Gross profit	210,940	176,462	171,733
Operating expenses:
Marketing and selling	100,359	90,690	93,707
Administrative management, finance and information systems	45,824	38,251	43,690
Goodwill and other intangible assets impairment	—	6,197	—
Research and development	19,166	18,430	16,483
Total operating expenses	165,349	153,568	153,880
Operating profit	45,591	22,894	17,853
Interest income	(316)	(81)	(64)
Interest expense	757	727	865
Other (income) expense	(3,060)	(1,407)	1,299
Profit before income taxes	48,210	23,655	15,753
Income tax expense	13,053	10,154	5,137
Net income	$35,157	$13,501	$10,616

Weighted average common shares - Basic:
Class A	8,675	8,627	8,515
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	33	16	—
Weighted average common shares - Dilutive	9,920	9,855	9,727
Net income per common share - Basic:
Class A	$3.56	$1.36	$1.08
Class B	$3.23	$1.24	$0.98
Net income per common share - Diluted:
Class A	$3.51	$1.34	$1.06
Class B	$3.51	$1.34	$1.06
Dividends declared per common share:
Class A	$0.37	$0.32	$0.31
Class B	$0.34	$0.29	$0.28

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(thousands, except per share data)	September 29 2017	September 30 2016	October 2 2015
Comprehensive income:
Net income	$35,157	$13,501	$10,616
Other comprehensive income (loss):
Foreign currency translation gain (loss)	590	521	(8,348)
Write off of currency translation adjustment loss (gain)	64	(249)	177
Change in pension plans, net of tax of ($1,216), $952 and $541, respectively	1,985	(1,555)	(970)
Total other comprehensive income (loss)	2,639	(1,283)	(9,141)
Total comprehensive income	$37,796	$12,218	$1,475

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 29 2017	September 30 2016
ASSETS
Current assets:
Cash and cash equivalents	$63,810	$87,294
Short-term investments	46,607	—
Accounts receivable, net	46,814	41,522
Inventories	79,148	68,397
Other current assets	4,470	4,755
Total current assets	240,849	201,968
Property, plant and equipment, net of accumulated depreciation of $132,567 and $123,921, respectively	48,938	48,998
Deferred income taxes	22,632	19,063
Goodwill	11,238	11,196
Other intangible assets, net	13,476	14,462
Other assets	16,526	14,592
Total assets	$353,659	$310,279
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$381
Accounts payable	31,686	24,521
Accrued liabilities:
Salaries, wages and benefits	21,825	17,396
Accrued warranty	6,393	4,326
Income taxes payable	5,434	1,691
Accrued discounts and returns	5,137	7,074
Other	13,602	12,265
Total current liabilities	84,077	67,654
Long-term debt, less current maturities	—	7,008
Deferred income taxes	1,845	1,216
Retirement benefits	8,844	12,699
Other liabilities	15,889	14,206
Total liabilities	110,655	102,783
Shareholders' equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding:	442	441
September 29, 2017: 8,784,513
September 30, 2016: 8,778,028
Class B shares issued and outstanding:	61	61
September 29, 2017: 1,211,686
September 30, 2016: 1,212,006
Capital in excess of par value	72,801	71,127
Retained earnings	166,905	135,405
Accumulated other comprehensive income	4,993	2,354
Treasury stock at cost, shares of Class A common stock: 67,137 and 64,323, respectively	(2,198)	(1,892)
Total shareholders' equity	243,004	207,496
Total liabilities and shareholders' equity	$353,659	$310,279

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT OCTOBER 3, 2014	9,981,808	$500	$67,882	$117,573	$(275)	$12,778
Net income	—	—	—	10,616	—	—
Dividends declared	—	—	—	(3,016)	—	—
Exercise of stock options	2,304	—	77	—	—	—
Issuance of stock under employee stock purchase plan	8,062	2	194	—	—	—
Award of non-vested shares	38,222	—	—	—	—	—
Stock-based compensation	—	—	1,573	—	—	—
Tax effects on stock based awards	—	—	(8)	—	—	—
Currency translation adjustment	—	—	—	—	—	(8,348)
Write off of currency translation adjustment loss	—	—	—	—	—	177
Change in pension plans, net of tax of $541	—	—	—	—	—	(970)
Non-vested stock forfeitures	(25,364)	—	—	—	—	—
Purchase of treasury stock at cost	(31,934)	—	—	—	(865)	—
Reissue of treasury stock	9,896	—	(173)	—	251	—
BALANCE AT OCTOBER 2, 2015	9,982,994	502	69,545	125,173	(889)	3,637
Net income	—	—	—	13,501	—	—
Dividends declared	—	—	—	(3,269)	—	—
Issuance of stock under employee stock purchase plan	7,732	—	160	—	—	—
Award of non-vested shares	54,850	—	(493)	—	493	—
Stock-based compensation	—	—	1,813	—	—	—
Tax effects on stock based awards	—	—	112	—	—	—
Currency translation adjustment	—	—	—	—	—	521
Write off of currency translation adjustment loss	—	—	—	—	—	(249)
Change in pension plans, net of tax of $952	—	—	—	—	—	(1,555)
Non-vested stock forfeitures	(7,885)	—	—	—	—	—
Purchase of treasury stock at cost	(19,973)	—	—	—	(1,506)	—
Reissue of treasury stock	3,416	—	(10)	—	10	—
BALANCE AT SEPTEMBER 30, 2016	10,021,134	502	71,127	135,405	(1,892)	2,354
Net income	—	—	—	35,157	—	—
Dividends declared	—	—	—	(3,657)	—	—
Issuance of stock under employee stock purchase plan	1,414	—	47	—	—	—
Award of non-vested shares	20,460	1	(553)	—	553	—
Stock-based compensation	—	—	1,985	—	—	—
Currency translation adjustment	—	—	—	—	—	590
Write off of currency translation adjustment loss	—	—	—	—	—	64
Change in pension plans, net of tax of $1,216	—	—	—	—	—	1,985
Non-vested stock forfeitures	—	—	195	—	(195)	—
Purchase of treasury stock at cost	(46,809)	—	—	—	(664)	—
BALANCE AT SEPTEMBER 29, 2017	9,996,199	$503	$72,801	$166,905	$(2,198)	$4,993

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 29 2017	September 30 2016	October 2 2015
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$35,157	$13,501	$10,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,804	10,654	10,846
Amortization of intangible assets	1,276	1,179	856
Amortization of deferred financing costs	297	122	122
Impairment losses	—	6,197	—
Stock based compensation	1,986	1,832	1,606
Write off of currency translation adjustment (gain) loss	64	(249)	177
Provision for doubtful accounts receivable	876	299	292
Provision for inventory reserves	1,356	3,650	2,123
Deferred income taxes	(2,784)	(2,219)	(1,485)
Change in operating assets and liabilities:
Accounts receivable, net	(5,364)	3,390	(2,534)
Inventories, net	(11,413)	8,524	(17,999)
Accounts payable and accrued liabilities	15,901	(2,513)	10,582
Other current assets	193	197	2,599
Other non-current assets	57	(246)	(284)
Other long-term liabilities	(2,399)	(622)	(160)
Other, net	(657)	(262)	699
	46,350	43,434	18,056
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of business	—	(9,152)	—
Purchase of short-term investments	(46,607)	—	—
Capital expenditures	(11,613)	(11,702)	(10,409)
Proceeds from sales of property, plant and equipment	212	113	15
	(58,008)	(20,741)	(10,394)
CASH USED FOR FINANCING ACTIVITIES
Principal payments on term loans and other long-term debt	(7,376)	(332)	(360)
Common stock transactions	47	271	202
Dividends paid	(3,559)	(3,169)	(2,966)
Purchases of treasury stock	(663)	(1,506)	(865)
	(11,551)	(4,736)	(3,989)
Effect of foreign currency rate changes on cash	(275)	178	(5,307)
(Decrease) increase in cash and cash equivalents	(23,484)	18,135	(1,634)
CASH AND CASH EQUIVALENTS
Beginning of period	87,294	69,159	70,793
End of period	$63,810	$87,294	69,159

Supplemental Disclosure:
Cash paid for taxes	$13,751	$14,496	$2,269
Cash paid for interest	493	732	754

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 29, 2017

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 29, 2017 (hereinafter 2017), September 30, 2016 (hereinafter 2016) and October 2, 2015 (hereinafter 2015) all comprised 52 weeks.

Cash, Cash Equivalents and Short-term Investments

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
Inventories at the end of the respective fiscal years consisted of the following:

	September 29 2017	September 30 2016
Raw materials	$32,826	$26,379
Work in process	48	34
Finished goods	46,274	41,984
	$79,148	$68,397

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is determined by straight-line methods over the following estimated useful lives:

Property improvements	5-20 years
Buildings and improvements	20-40 years
Furniture and fixtures, equipment and computer software	3-10 years

Upon retirement or disposition of any of the foregoing types of assets, cost and the related accumulated depreciation are removed from the applicable account and any resulting gain or loss is recognized in the statements of operations.

Property, plant and equipment at the end of the respective years consisted of the following:

	2017	2016
Property improvements	$590	$590
Buildings and improvements	21,770	21,631
Furniture and fixtures, equipment and computer software	159,145	150,698
	181,505	172,919
Less accumulated depreciation	132,567	123,921
	$48,938	$48,998

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  The Company implemented Accounting Standards Update ("ASU") No. 2017-04 in 2017 and accordingly, performed its analysis in a single step model.  The results of the impairment tests performed in 2017 indicated no impairment to the Company’s goodwill.

During the third quarter of fiscal 2016, the Company recognized an impairment charge of $6,197 in the Diving reporting unit.   Revised projections for the unit based on lower than anticipated results due to a sustained decline in sales and unfavorable operating margins were considered an indicator of potential goodwill impairment, and accordingly, the Company performed an impairment analysis on the goodwill of the Diving reporting unit following the previous guidance which required a two step approach.

In conducting its analysis, the Company uses the income approach to compare the reporting unit’s carrying value to its indicated fair value.  Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 4 below).

The Company’s analysis indicated the carrying value of the Diving reporting unit exceeded its indicated fair value as of the measurement date of June 3, 2016 resulting in performing a step 2 hypothetical business combination analysis, which determined that the carrying amount of goodwill exceeded its implied fair value. As a result, the Company recognized an impairment charge in the third quarter of fiscal 2016 of $6,197 in “Goodwill and other intangible assets impairment” in the accompanying Condensed Consolidated Statements of Operations in the Diving segment, thereby reducing its carrying value to $0.

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

The changes in the carrying amount and the composition of goodwill for fiscal 2017 and 2016 were as follows:

	Fishing	Camping	Watercraft	Diving	Total
Balance at October 2, 2015
Goodwill	$16,596	$7,038	$6,242	$30,806	$60,682
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(26,881)	(46,390)
	10,367	—	—	3,925	14,292
Currency translation	2	—	—	53	55
Acquisitions	827	—	—	2,219	3,046
Impairment loss	—	—	—	(6,197)	(6,197)
Balance at September 30, 2016
Goodwill	17,425	7,038	6,242	33,078	63,783
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,196	—	—	—	11,196
Currency translation	42	—	—	—	42
Balance at September 29, 2017
Goodwill	17,467	7,038	6,242	33,078	63,825
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	$11,238	$—	$—	$—	$11,238

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2017 or 2016.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $1,276, $1,179 and $856 for 2017, 2016 and 2015, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $1,098, $1,080, $1,014, $821 and $689 for fiscal years 2018, 2019, 2020, 2021 and 2022, respectively.

Intangible assets at the end of the last two years consisted of the following:

	2017			2016
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$4,213	$(4,144)	$69	$4,155	$(4,026)	$129
Other amortizable intangibles	11,131	(4,749)	6,382	10,804	(3,496)	7,308
Non-amortized trademarks	7,025	—	7,025	7,025	—	7,025
	$22,369	$(8,893)	$13,476	$21,984	$(7,522)	$14,462

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

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended September 29, 2017.

Balance at October 3, 2014	$4,078
Expense accruals for warranties issued during the period	5,631
Less current period warranty claims paid	5,408
Balance at October 2, 2015	$4,301
Expense accruals for warranties issued during the period	4,699
Less current period warranty claims paid	4,674
Balance at September 30, 2016	$4,326
Expense accruals for warranties issued during the period	7,452
Less current period warranty claims paid	5,385
Balance at September 29, 2017	$6,393

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income ("AOCI") on the accompanying Consolidated Balance Sheets as of  the end of fiscal year 2017, 2016 and 2015 were as follows:

	2017			2016			2015
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$11,179	$—	$11,179	$10,525	$—	$10,525	$10,253	$—	$10,253
Unamortized loss on pension plans	(7,799)	1,613	(6,186)	(10,999)	2,828	(8,171)	(8,492)	1,876	(6,616)
Accumulated other comprehensive income	$3,380	$1,613	$4,993	$(474)	$2,828	$2,354	$1,761	$1,876	$3,637

The reclassifications out of AOCI for the year ended September 29, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$731	Cost of sales / Operating expense
Tax effects	(278)	Income tax expense
Foreign currency translation adjustments
Write off of currency translation amounts	64	Other income and expense
Total reclassifications for the period	$517

The reclassifications out of AOCI for the year ended September 30, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$566	Cost of sales / Operating expense
Tax effects	(215)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation amounts	(249)	Other income and expense
Total reclassifications for the period	$102

The reclassifications out of AOCI for the year ended October 2, 2015 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$622	Cost of sales / Operating expense
Tax effects	(237)	Income tax expense
Foreign currency translation adjustments
Write off of currency translation amounts	177	Other income and expense
Total reclassifications for the period	$562

The changes in AOCI by component, net of tax, for the year ended September 29, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$10,525	$(8,171)	$2,354
Other comprehensive income before reclassifications	590	2,470	3,060
Amounts reclassified from accumulated other comprehensive income	64	731	795
Tax effects	—	(1,216)	(1,216)
Balance at September 29, 2017	$11,179	$(6,186)	$4,993

The changes in AOCI by component, net of tax, for the year ended September 30, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2015	$10,253	$(6,616)	$3,637
Other comprehensive income (loss) before reclassifications	521	(3,073)	(2,552)
Amounts reclassified from accumulated other comprehensive income	(249)	566	317
Tax effects	—	952	952
Balance at September 30, 2016	$10,525	$(8,171)	$2,354

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

For the years ended September 29, 2017, September 30, 2016 and October 2, 2015, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended September 29, 2017, September 30, 2016 and October 2, 2015, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

There were no stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive for the years ended September 29, 2017, September 30, 2016 and October 2, 2015.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 95,068, 162,472 and 214,027 shares for the years ended September 29, 2017, September 30, 2016 and October 2, 2015, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2017	2016	2015
Net income	$35,157	$13,501	$10,616
Less: Undistributed earnings reallocated to non-vested shareholders	(375)	(258)	(191)
Dilutive earnings	$34,782	$13,243	$10,425
Weighted average common shares – Basic:
Class A	8,675	8,627	8,515
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	33	16	—
Weighted average common shares - Dilutive	9,920	9,855	9,727
Net income per common share – Basic:
Class A	$3.56	$1.36	$1.08
Class B	$3.23	$1.24	$0.98
Net income per common share – Diluted:
Class A	$3.51	$1.34	$1.06
Class B	$3.51	$1.34	$1.06

Stock-Based Compensation

Stock-based compensation cost is recorded for all option grants and awards of non-vested stock and restricted stock units based on their grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award. No stock options were granted in 2017, 2016 or 2015.  See Note 10 of these Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, non-vested stock, and employee stock purchase plans.

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

Employee Benefits

The Company and certain of its subsidiaries have various retirement and profit sharing plans.  The Company does not have any significant foreign retirement plans. Pension obligations, which are generally based on compensation and years of service, are funded by payments to pension fund trustees. The Company’s policy is to annually fund the minimum amount required under the Employee Retirement Income Security Act of 1974 for plans subject thereto although the Company may choose to fund more than the minimum amount at its discretion.  Other retirement costs are funded at least annually.  See Note 7 of these Notes to Consolidated Financial Statements for additional discussion.

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency gains from transactions of $903 and $277 in 2017 and 2016, respectively, and currency losses from transactions of $1,196 in 2015, all of which were included in Other (income) expense in the accompanying Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 17% of the Company’s revenues for the year ended September 29, 2017 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 4% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  The Company did not use foreign currency forward contracts in 2017, 2016 or 2015.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

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
•
Collectibility is reasonably assured.  Collectibility is assessed based on the creditworthiness of the customer as determined by credit checks and analysis, as well as by the customer’s payment history.

Estimated costs of returns and allowances and discounts are accrued as a reduction to sales when revenue is recognized.

Advertising & Promotions

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising and promotions expense in 2017, 2016 and 2015 totaled $24,349, $23,611 and $24,460, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $621 and $866 at September 29, 2017 and September 30, 2016, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $10,844, $10,240 and $10,838 for 2017, 2016 and 2015, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $34,528, less accumulated amortization of $18,040, at September 29, 2017 and $31,572, less accumulated amortization of $14,597, at September 30, 2016.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2017, 2016 and 2015 was $3,444, $2,738 and $2,535, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximated fair value at September 29, 2017 and September 30, 2016 due to the short maturities of these instruments. During 2017, 2016 and 2015, the Company held investments in equity and debt securities that were carried at fair value related to its deferred compensation liability which was also carried at the same fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services.  The Company has developed a project plan for the implementation of the new standard including a review of all revenue streams in each business segment to identify potential differences in the performance obligations, timing, measurement or presentation that would result from applying the new standard from the Company's current accounting policies and practices.  The Company is still in the process of determining the impact on the timing of revenue recognition and the allocation of revenue to the Company's goods and services across each of the revenue streams and business segments. The provisions are effective for the Company in the first quarter of fiscal 2019 and permit adoption under either the full retrospective approach (recognizing effects of the amended guidance in each prior reporting period presented) or the modified retrospective approach (recognizing the cumulative effect of adoption as an adjustment to retrained earnings at the date of initial application).  The Company is still evaluating its method of adoption and the impact of this standard on its consolidated results of operations and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are recorded in equity and as financing activity under the current rules.  The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company elected to adopt this accounting standard on a prospective basis at the beginning of the first quarter of fiscal 2017. See Note 10 of these Notes to Consolidated Financial Statements for information regarding the effect of this new accounting pronouncement.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU includes provisions intended to simplify the measurement of inventory and to more clearly articulate the requirements for the measurement and disclosure of inventory. Under such provisions, an entity should measure inventory within the scope of this amendment at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard will be effective for the first quarter of fiscal 2018. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU includes, among other provisions, one that will require presentation of the service cost component of net benefit cost in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations.  This amendment is effective for annual periods beginning after December 15, 2017 and the interim periods within those annual periods.  The Company has elected to adopt this accounting standard at the beginning of the first quarter of fiscal 2018.  The adoption of this standard is expected to result in a reduction of an annual operating expense of approximately $500 and an increase in other expense of approximately $500. The Company does not expect the adoption of this standard to have an effect on its consolidated balance sheets or consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.  The Company elected to adopt this ASU in the fourth quarter of fiscal 2017 in conjunction with its annual impairment test.  There was no impact on its consolidated financial statements.

2	INDEBTEDNESS

Debt was comprised of the following at September 29, 2017 and September 30, 2016:

	September 29 2017	September 30 2016
Term loans	$—	$7,098
Revolvers	—	—
Other	—	291
Total debt	—	7,389
Less current portion of long term debt	—	381
Less short term debt	—	—
Total long-term debt	$—	$7,008

Term Loans

On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068. The early repayment of these loans resulted in of a 3% pre-payment penalty. The Company’s term loans had a maturity date of September 29, 2029. The interest rate in effect on the term loans was 5.5% at the date of repayment.

Revolvers

On September 16, 2013, the Company and certain of its subsidiaries entered into a credit facility with PNC Bank National Association and certain other lenders named therein.  This credit facility consists of a Revolving Credit Agreement dated September 16, 2013 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lenders named therein (the “Revolving Credit Agreement” or “Revolver”).  The Revolver has an expiration date of September 16, 2018 and provides for borrowing of up to an aggregate principal amount not to exceed $90,000 with an accordion feature that gives the Company the option to increase the maximum seasonal financing availability subject to the conditions of the Revolving Credit Agreement and subject to the approval of the lenders.  The Revolver imposes a seasonal borrowing limit such that borrowings under this facility may not exceed $60,000 from the period June 30th through October 31st of each year under the agreement.  The Company had no borrowings against the Revolving Credit Facility as of September 29, 2017 or September 30, 2016.

The interest rate on the Revolver is based on LIBOR plus an applicable margin.  The applicable margin resets each quarter and ranges from 1.25% to 2.00% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver was approximately 2.5% at September 29, 2017 and 1.7% at September 30, 2016.

The Revolver is secured with a first priority lien on working capital assets and certain patents and trademarks of the Company and its subsidiaries and a first priority lien on land, buildings, machinery and equipment of the Company’s domestic subsidiaries.  Under the terms of the Revolver, the Company is required to comply with certain financial and non-financial covenants.  The Revolving Credit Agreement limits asset or stock acquisitions to no more than $20,000 in the event that the Company’s consolidated leverage ratio is greater than 2.5 times.  No limits are imposed if the Company’s consolidated leverage ratio is less than 2.5 times and the remaining borrowing availability under the Revolver is greater than $10,000 at the time of the acquisition.  The Revolving Credit Agreement limits the amount of restricted payments (primarily dividends and repurchases of common stock) made during each fiscal year.  The Company may declare, and pay, dividends in accordance with historical practices, but in no event may the aggregate amount of all dividends or repurchases of common stock exceed $10,000 in any fiscal year.  The Revolving Credit Agreement restricts the Company’s ability to incur additional debt and includes maximum leverage ratio and minimum interest coverage ratio covenants.

Other Borrowings

The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 29, 2017.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $279 and $392 at September 29, 2017 and September 30, 2016, respectively. The Company had no unsecured lines of credit as of September 29, 2017 or September 30, 2016.

The weighted average borrowing rate for short-term debt was approximately 2.5%, 1.7% and 1.4% for 2017, 2016 and 2015, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company’s long-term debt approximated its carrying value as of September 30, 2016.  See Note 4 of these Notes to Consolidated Financial Statements for additional disclosures regarding the fair value.

Under the Company’s Revolving Credit Agreement, a change in control of the Company would constitute an event of default.  A change in control would be deemed to have occurred if, among other events described in the terms of the Credit Agreement, a person or group other than the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) became or obtain rights as a beneficial owner (as interpreted under the Securities Exchange Act of 1934) of a certain percentage of the outstanding capital stock of the Company, if the Johnson Family ceases to own (without lien or encumbrance) at least a certain percentage of the shares of capital stock of the Company with voting power or if the members of the Company’s Board of Directors as of the date of the Credit Agreement (together with any new directors elected to the Board who were also approved for appointment by the then serving directors) cease for any reason to constitute a majority of the Company’s Board of Directors.   At October 30, 2017, the Johnson Family held 3,832,267 shares or approximately 44% of the Class A common stock, 1,211,196 shares or approximately 99.9% of the Class B common stock and approximately 77% of the voting power of both classes of common stock taken as a whole.

On November 15, 2017, the Company entered into a new unsecured revolving credit facility, which replaced the Revolving Credit Agreement described above.  See Note 14 of these Notes to Consolidated Financial Statements for information regarding the new agreement.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 17% of the Company’s revenues for the fiscal year ended September 29, 2017 were denominated in currencies other than the U.S. dollar.  Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 4% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of September 29, 2017 and September 30, 2016, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  As of September 29, 2017 and September 30, 2016, the Company held no interest rate swap contracts.

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

The following table summarizes the Company’s financial assets measured at fair value as of September 29, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$14,932	$—	$—	$14,932

The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$12,637	$—	$—	$12,637

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are owed by the Company to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  The mark-to-market adjustments on the assets are recorded in “Other (income) expense” in the accompanying Consolidated Statements of Operations.  The offsetting deferred compensation liability is also reported at fair value and is included in “Other liabilities” in the Company’s Consolidated Balance Sheets.  Changes in the liability are recorded in "Administrative management, finance and information systems" expense in the accompanying Consolidated Statements of Operations.

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended September 29, 2017, September 30, 2016 and October 2, 2015 was:

	Location of (income) loss recognized in Statement of Operations	2017	2016	2015
Rabbi trust assets	Other (income) expense	$(1,687)	$(624)	$638

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.  During 2016, the Company recorded a $6,197 impairment charge on goodwill held by the Diving business reducing its carrying value to $0, its implied fair value.  The charge is reflected in “Goodwill and other intangible assets impairment.”  See further discussion of this impairment charge at Note 1 of these Notes to Consolidated Financial Statements.

No assets or liabilities were measured at fair value on a non-recurring basis in 2017.  The following table summarizes the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2016 and the losses recognized as a result of this measurement in the year then ended.

	Level 1	Level 2	Level 3	Losses incurred
Goodwill	$—	$—	$—	$6,197

5	LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at September 29, 2017 were as follows:

Year	Related parties included in total	Total
2018	$1,017	$5,993
2019	1,009	5,216
2020	1,038	4,898
2021	1,067	3,481
2022	179	2,433
Thereafter	—	2,192

Rental expense under all leases was approximately $7,969, $7,011 and $6,933 for 2017, 2016 and 2015, respectively.  Rent expense to related parties was $949, $907 and $873 for 2017, 2016 and 2015, respectively.

6	INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2017	2016	2015
United States	$41,463	$28,881	$11,886
Foreign	6,747	(5,226)	3,867
	$48,210	$23,655	$15,753

Income tax expense for the respective years consisted of the following:

	2017	2016	2015
Current:
Federal	$13,154	$9,471	$4,916
State	2,361	1,492	882
Foreign	1,455	986	1,469
Deferred	(3,917)	(1,795)	(2,130)
	$13,053	$10,154	$5,137

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2017	2016
Deferred tax assets:
Inventories	$2,263	$2,041
Compensation	14,260	13,956
Tax credit carryforwards	8,203	4,691
Net operating loss carryforwards	5,844	7,628
Other	8,041	7,558
Total gross deferred tax assets	38,611	35,874
Less valuation allowance	8,613	10,215
Deferred tax assets	29,998	25,659
Deferred tax liabilities:
Goodwill and other intangibles	1,805	1,571
Depreciation and amortization	6,802	5,744
Foreign statutory reserves	604	497
Net deferred tax assets	$20,787	$17,847

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheet as of the years ended September 29, 2017 and September 30, 2016 were as follows:

	2017	2016
Non-current assets	$22,632	$19,063
Non-current liabilities	1,845	1,216
Net deferred tax assets	$20,787	$17,847

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(1.1)%	0.3%	(1.5)%
State income tax, net of federal benefit	4.0%	6.1%	2.4%
Tax credit	(0.9)%	(3.2)%	(16.6)%
Deferred tax asset valuation allowance	(0.3)%	0.8%	10.0%
Uncertain tax positions, net of settlements	0.9%	1.4%	1.7%
Goodwill impairment	—%	6.6%	—%
Section 199 manufacturer's deduction	(2.8)%	(4.2)%	(3.7)%
Taxes related to foreign income, net of credits	(8.7)%*	0.5%	(0.8)%
Amended tax returns	—%	—%	3.5%
Other	1.0%	(0.4)%	2.6%
	27.1%	42.9%	32.6%

* Rate benefit is primarily from excess foreign tax credits generated by a dividend repatriation in the first quarter of fiscal 2017.

The Company’s net operating loss carryforwards and their expirations as of September 29, 2017 were as follows:

	State	Foreign	Total
Year of expiration
2018-2022	$—	$2,336	$2,336
2023-2027	3,071	2,605	5,676
2028-2032	16,968	—	16,968
2033-2037	312	—	312
Indefinite	—	9,631	9,631
Total	$20,351	$14,572	$34,923

The Company has tax credit carryforwards as follows:

	State	Federal	Total
Year of expiration
2018-2022	$1,895	$—	$1,895
2023-2027	1,536	—	1,536
2028-2032	751	—	751
2033-2037	239	—	239
Indefinite	—	—	—
Total	$4,421	$—	$4,421

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Balance at October 2, 2015	$3,881
Settlement	—
Lapse of statute of limitations	(391)
Gross increases - tax positions in period	1,606
Balance at September 30, 2016	$5,096
Settlement	(81)
Lapse of statute of limitations	(380)
Gross increases - tax positions in period	854
Balance at September 29, 2017	$5,489

The total accrued interest and penalties with respect to income taxes was approximately $1,325 and $1,079 for the years ended September 29, 2017 and September 30, 2016, respectively.  The Company’s liability for unrecognized tax benefits as of September 29, 2017 was $5,489, and if recognized, $5,094 would have an effective tax rate impact.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties of $185, $194 and $148 were recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2017, 2016 and 2015, respectively.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. At September 29, 2017, the Company was under income tax examination in Italy.  The amount of unrecognized tax benefits recognized within the next twelve months may decrease due to expiration of the statute of limitations for certain years in various jurisdictions.  However, it is possible that a jurisdiction may open an audit prior to the statute expiring or the aforementioned audit may result in adjustments to the Company’s tax filings.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The following tax years remain subject to examination by the Company's respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2014-2017
Canada	2013-2017
France	2014-2017
Germany	2013-2017
Italy	2012-2017
Switzerland	2007-2017

The Company has not provided additional U.S. income taxes on $112,638 of undistributed earnings of consolidated foreign subsidiaries included in shareholders’ equity attributable to the Company.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.  If at some future date, these earnings cease to be indefinitely reinvested and are repatriated, the Company may be subject to additional U.S. income taxes and foreign withholding and other taxes on such amounts.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

As of September 29, 2017, the Company held approximately $39,205 of cash and cash equivalents in bank accounts in foreign jurisdictions.

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

The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2017 and 2016 was as follows:

	2017	2016
Projected benefit obligation:
Projected benefit obligation, beginning of year	$29,449	$26,212
Service cost	—	—
Interest cost	1,043	1,137
Actuarial (gain) loss	(1,025)	3,069
Benefits paid	(995)	(969)
Projected benefit obligation, end of year	28,472	29,449
Fair value of plan assets:
Fair value of plan assets, beginning of year	17,793	17,020
Actual gain on plan assets	2,639	1,260
Company contributions	1,365	482
Benefits paid	(995)	(969)
Fair value of plan assets, end of year	20,802	17,793
Funded status of the plans	(7,670)	(11,656)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current pension liabilities	186	188
Non-current pension liabilities	7,484	11,468
Accumulated other comprehensive loss	(7,799)	(10,999)
Components of accumulated other comprehensive loss:
Net actuarial loss	(7,799)	(10,999)
Accumulated other comprehensive loss	$(7,799)	$(10,999)

Net periodic benefit cost for the non-contributory defined benefit pension plans for the respective years included the following pre-tax amounts:

	2017	2016	2015
Interest cost	$1,043	$1,137	$1,108
Expected return on plan assets	(1,193)	(1,265)	(1,197)
Amortization of unrecognized net actuarial loss	731	566	622
Net periodic pension cost	581	438	533
Other changes in benefit obligations recognized in other comprehensive income ("OCI"):
Net actuarial (gain) loss	(3,201)	2,507	1,511
Total recognized in net periodic pension cost and OCI	$(2,620)	$2,945	$2,044

The Company expects to recognize $538 of unrecognized loss amortization as a component of net periodic benefit cost in 2018.  This amount is included in accumulated other comprehensive income as of September 29, 2017.

At September 29, 2017, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $28,472 and $20,802, respectively, and there were no plans with plan assets in excess of benefit obligations. At September 30, 2016, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $29,449 and $17,793, respectively, and there were no plans with plan assets in excess of benefit obligations.

The Company anticipates making contributions to the defined benefit pension plans of $1,151 through September 28, 2018.

Estimated benefit payments from the Company’s defined benefit plans to participants for each of the next five years and the five years thereafter are as follows:

2018	$1,121
2019	1,152
2020	1,205
2021	1,217
2022	1,233
Five years thereafter	6,926

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years were as follows:

	Projected Benefit Obligation			Net Periodic Pension Cost
	2017	2016	2015	2017	2016	2015
Discount rate	3.79%	3.60%	4.35%	3.60%	4.35%	4.25%
Long-term rate of return	N/A	N/A	N/A	6.50%	7.50%	7.50%
Average salary increase rate	N/A	N/A	N/A	N/A	N/A	N/A

The change in discount rates in 2017 resulted in an actuarial gain during 2017 of approximately $795.  The change in discount rates in 2016 resulted in an actuarial loss during 2016 of approximately $3,152.   The change in discount rates in 2015 resulted in an actuarial gain during 2015 of approximately $390.  The remainder of the actuarial gains or losses for each of the three years was related to adjustments to mortality tables and other modifications to actuarial assumptions.

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

The Company’s pension plans’ weighted average asset allocations at September 29, 2017 and September 30, 2016, by asset category were as follows:

	2017	2016
Equity securities	73%	69%
Fixed income securities	24%	30%
Other securities	3%	1%
	100%	100%

The Company’s primary investment objective for the plans’ assets is to maximize the probability of meeting the plans’ actuarial target rate of return of 6.5%, with a secondary goal of returning 4% above the rate of inflation. These return objectives are targeted while simultaneously striving to minimize risk of loss to the plans’ assets. The investment horizon over which the investment objectives are expected to be met is a full market cycle or five years, whichever is greater.

The Company’s investment strategy for the plans is to invest in a diversified portfolio that will generate average long-term returns commensurate with the aforementioned objectives while minimizing risk.

The following table summarizes the Company’s pension plan assets measured at fair value as of September 29, 2017:

	Level 1	Level 2	Level 3	Total
Description:
Mutual funds	$20,207	$—	$—	$20,207
Money market funds	515	—	—	515
Group annuity contract	—	—	80	80
Total	$20,722	$—	$80	$20,802

The following table summarizes the Company’s pension plan assets measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Description:
Mutual funds	$17,467	$—	$—	$17,467
Money market funds	213	—	—	213
Group annuity contract	—	—	113	113
Total	$17,680	$—	$113	$17,793

The tables below set forth a summary of changes in fair value of the Company’s Level 3 pension plan assets for the years ended September 29, 2017 and September 30, 2016:

	2017	2016
Level 3 assets, beginning of year	$113	$155
Purchases	2	2
Unrealized loss	1	(2)
Sales	(36)	(42)
Level 3 assets, end of year	$80	$113

The fair values of the money market fund and mutual fund assets were derived from quoted market prices as substantially all of these instruments have active markets.  The fair value of the group annuity contract was derived using a discounted cash flow model with inputs based on current yields of similar instruments with comparable durations.  The asset allocation of the mutual funds is  based on a moderate allocation style, generally investing approximately 70% to 75% in equity index funds and the remainder in fixed income index funds.  The annuity contract consists of high quality bonds.

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is reported at fair value equal to the related rabbi trust assets, and is classified as “Other liabilities” on our accompanying Consolidated Balance Sheets, was approximately $14,932 and $12,637 as of September 29, 2017 and September 30, 2016, respectively.  See “Note 4 Fair Value” for additional information.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $1,189, $1,126 and $1,093 for 2017, 2016 and 2015, respectively.

8	PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9	COMMON STOCK

The number of authorized and outstanding shares of each class of the Company’s common stock at the end of the respective years was as follows:

	2017	2016
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,784,513	8,778,028
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,211,686	1,212,006

Holders of Class A common stock are entitled to elect 25%, or the next highest whole number, of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2017 and 2016 there were 320 and 376 shares of Class B common stock converted into Class A common stock, respectively.

10	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan there were 612,570 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at September 29, 2017.  Shares issued pursuant to the exercise of stock options or grants of restricted stock are typically issued first out of treasury stock to the extent that treasury shares are available.

The Company recognized tax benefits from the exercise of stock options and the vesting of restricted stock of $404, $112 and $482 for 2017, 2016 and 2015, respectively.  In 2017, this amount was recorded as a component of income tax expense.  In 2016 and 2015, these amounts were recorded as increases in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows. The Company recognizes forfeitures of equity awards as incurred.

Stock Options

All stock options have been granted at a price not less than fair market value at the date of grant and are currently exercisable. Stock options generally have a term of 10 years.

All of the Company’s stock options outstanding are fully vested, with no further compensation expense to be recorded. There were no grants of stock options in 2017, 2016 or 2015.  There were no stock options outstanding during 2017 or 2016.

The intrinsic values of the stock received upon exercise of such options at their date of exercise during 2017, 2016 and 2015 were $0, $0 and $221, respectively.

The Company received cash proceeds from stock option exercises totaling $0, $0 and $118 for the years ending September 29, 2017, September 30, 2016 and October 2, 2015, respectively.

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

A summary of non-vested stock activity for the two year period ended September 29, 2017 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 2, 2015	214,027	$21.43
Non-vested stock grants	54,850	24.16
Non-vested stock forfeited	(7,885)	18.52
Restricted stock vested	(98,520)	19.18
Non-vested stock at September 30, 2016	162,472	24.49
Non-vested stock grants	8,846	43.12
Restricted stock vested	(76,250)	20.54
Non-vested stock September 29, 2017	95,068	27.68

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 17,832 and 19,973 during 2017 and 2016, respectively.  The fair value of restricted stock vested during 2017, 2016 and 2015 was approximately $3,219, $2,348 and $3,294, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $941, $1,252 and $1,287 during 2017, 2016 and 2015, respectively.  The tax benefit recognized during 2017, 2016 and 2015 related to stock based compensation was $358, $476 and $598, respectively.  Unrecognized compensation cost related to non-vested stock as of September 29, 2017 was $733, which amount will be amortized to expense through November 2021 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2017 and in prior years have been granted at their fair market value on the date of grant.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees.

A summary of RSU activity follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 2, 2015	7,336	$33.40
RSUs granted	48,456	23.64
RSUs forfeited	(2,045)	24.16
RSUs vested	(7,336)	33.40
RSUs at September 30, 2016	46,411	23.62
RSUs granted	28,301	40.64
RSUs vested	(14,070)	22.39
RSUs at September 29, 2017	60,642	31.85

Stock compensation expense, net of forfeitures, related to restricted stock units was $1,011, $547 and $286 for the years ended September 29, 2017, September 30, 2016 and October 2, 2015, respectively.  Unrecognized compensation cost related to non-vested restricted stock units as of September 29, 2017 was $791, which amount will be amortized to expense through September 2019 or adjusted for changes in future estimated or actual forfeitures.

Compensation expense related to units earned by employees is based upon the attainment of certain financial goals related to cumulative net sales and cumulative operating profit over a three-year performance period.  Awards are only paid if at least 80% of the target levels are met and maximum payouts are made if 120% of more of target levels are achieved.  The payouts for achievement of the threshold levels of performance are equal to 50% of the target award amount.  The payouts for achievement of maximum levels of performance are equal to 150% of the target award amount.  To the extent earned, awards are issued in shares of Company common stock after the end of the three year performance period.

Employee Stock Purchase Plan

The 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company issued 1,414, 7,732 and 8,062 shares of Class A common stock under the Purchase Plan during the years 2017, 2016 and 2015, respectively, and recognized expense of $34, $33 and $33 in 2017, 2016 and 2015, respectively.

11	RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family and other related parties. These transactions include consulting services, aviation services, office rental, and certain administrative activities.  Total costs of these transactions were $1,144, $1,196 and $1,187 for 2017, 2016 and 2015, respectively.  Amounts due to/from related parties were immaterial at September 29, 2017 and September 30, 2016.

12	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  As of September 25, 2017, two customers of the Company's Fishing, Camping and Watercraft Recreation segments combined into a single entity.  The combined net sales to these two customers represented approximately $80,795 of the Company's consolidated revenues during fiscal 2017.  The Company had no single customer that accounted for more than 10% of its total net sales in fiscal 2016 or 2015.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2017	2016	2015
Net sales:
Fishing:
Unaffiliated customers	$327,796	$274,539	$262,184
Interunit transfers	342	333	334
Camping:
Unaffiliated customers	37,887	39,975	47,526
Interunit transfers	33	43	47
Watercraft Recreation:
Unaffiliated customers	48,126	50,240	48,805
Interunit transfers	146	148	156
Diving
Unaffiliated customers	76,080	68,330	71,414
Interunit transfers	652	807	711
Other / Corporate	676	643	560
Eliminations	(1,173)	(1,331)	(1,248)
Total	$490,565	$433,727	$430,489
Operating profit (loss):
Fishing	$58,697	$43,092	$26,055
Camping	1,946	2,077	3,847
Watercraft Recreation	2,860	3,349	1,620
Diving (1)	1,847	(9,384)	934
Other / Corporate	(19,759)	(16,240)	(14,603)
	$45,591	$22,894	$17,853
Depreciation and amortization expense:
Fishing	$8,437	$7,597	$7,749
Camping	888	1,121	1,128
Watercraft Recreation	950	819	972
Diving	1,573	1,210	826
Other / Corporate	1,232	1,086	1,027
	$13,080	$11,833	$11,702
Capital expenditures:
Fishing	$6,774	$6,970	$6,739
Camping	372	311	427
Watercraft Recreation	988	911	889
Diving	695	1,464	661
Other / Corporate	2,784	2,046	1,693
	$11,613	$11,702	$10,409
Goodwill, net:
Fishing	$11,238	$11,196
Camping	—	—
Watercraft Recreation	—	—
Diving	—	—
	$11,238	$11,196
Total assets (end of period):
Fishing	$128,706	$118,357
Camping	32,652	28,249
Watercraft Recreation	20,222	19,693
Diving	58,190	77,195
Other / Corporate	113,889	66,785
	$353,659	$310,279

(1)	Diving 2016 operating profit includes $6,197 of goodwill impairment charges.

A summary of the Company’s operations by geographic area is presented below:

	2017	2016	2015
Net sales:
United States:
Unaffiliated customers	$404,073	$357,592	$350,340
Interunit transfers	19,725	14,672	17,872
Europe:
Unaffiliated customers	34,521	32,069	35,547
Interunit transfers	10,983	9,824	9,371
Canada:
Unaffiliated customers	32,553	28,308	28,155
Interunit transfers	2	16	11
Other:
Unaffiliated customers	19,418	15,758	16,447
Interunit transfers	22	62	82
Eliminations	(30,732)	(24,574)	(27,336)
	$490,565	$433,727	$430,489
Total assets:
United States	$276,916	$219,625
Europe	42,956	52,642
Canada and other	33,787	38,012
	$353,659	$310,279
Long-term assets (1):
United States	$83,726	$81,292
Europe	3,396	3,713
Canada and other	3,056	4,243
	$90,178	$89,248

(1)	Long term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

13	CONTINGENCIES

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

On November 15, 2017, the Company entered into a new unsecured revolving credit facility with PNC Bank, National Association and Associated Bank, N.A. ("the Lending Group").  The new credit facility consists of a Revolving Credit Agreement dated November 15, 2017 among the Company, PNC Bank, National Association, as lender and as administrative agent, and the other lender named therein (the "New Revolving Credit Agreement" or "New Revolver").  The New Revolver has an expiration date of November 15, 2022, and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability subject to the conditions of the New Revolving Credit Agreement and subject to the approval of the lenders.

The interest rate on the New Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin ranges from 1.00 percent to 1.75 percent and is dependent on the Company's leverage ratio for the trailing twelve month period.

The New Revolving Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

15	VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2017, 2016 and 2015:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year Ended September 29, 2017
Allowance for doubtful accounts	$2,182	$876	$827	$2,231
Reserves for inventory valuation	5,623	1,356	1,551	5,428
Valuation of deferred tax assets	10,215	603	2,094	8,724
Reserves for sales returns	2,772	2,346	3,188	1,930
Year ended September 30, 2016
Allowance for doubtful accounts	$2,329	$299	$446	$2,182
Reserves for inventory valuation	4,879	3,650	2,906	5,623
Valuation of deferred tax assets	9,786	1,670	1,241	10,215
Reserves for sales returns	1,945	4,596	3,769	2,772
Year ended October 2, 2015
Allowance for doubtful accounts	$2,665	$292	$628	$2,329
Reserves for inventory valuation	3,950	2,123	1,194	4,879
Valuation of deferred tax assets	8,734	2,602	1,550	9,786
Reserves for sales returns	1,428	3,139	2,622	1,945

16	QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$93,729	$85,298	$149,807	$134,192	$155,274	$139,300	$91,755	$74,937
Gross profit	36,565	33,299	64,913	54,995	70,630	59,283	38,832	28,885
Operating profit (loss)	472	(900)	20,458	15,138	24,737	13,583	(76)	(4,927)
Income (loss) before income taxes	(45)	(519)	21,837	14,669	25,560	13,865	858	(4,360)
Income tax expense (benefit)	(4,101)	15	7,878	5,348	9,007	7,024	269	(2,233)
Net income (loss)	$4,056	$(534)	$13,959	$9,321	$16,553	$6,841	$589	$(2,127)
Net income (loss) per common share - Basic:
Class A	$0.41	$(0.05)	$1.41	$0.94	$1.68	$0.69	$0.06	$(0.21)
Class B	$0.37	$(0.05)	$1.28	$0.86	$1.52	$0.63	$0.05	$(0.21)
Net income (loss) per common share - Diluted:
Class A	$0.40	$(0.05)	$1.39	$0.93	$1.65	$0.68	$0.06	$(0.21)
Class B	$0.40	$(0.05)	$1.39	$0.93	$1.65	$0.68	$0.06	$(0.21)

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the entire year.

17	ACQUISITIONS

During the year ended September 30, 2016, the Company completed two acquisitions for a total of approximately $9,200.  No acquisitions were completed during fiscal 2017.

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

The acquisition cost for the Northport assets was funded with existing cash and credit facilities. Approximately $500 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Seller in connection with the inaccuracy of certain representations and warranties made by the Seller or related to the breach or nonperformance of certain other actions, agreements or conditions related to the acquisition, for a period of 24 months from the acquisition date.  The Company cannot estimate the probability or likelihood of bringing any such indemnity claims against the Seller or any related costs at this time.  The remaining escrow balance, if any, net of any indemnity claim then pending, will be released to the Seller once the 24 month period has lapsed.  Approximately $250 of the purchase price was paid in the form of contingent consideration which required the Seller to meet certain conditions prior to the release of such funds.

The Company believes that Northport will bring new cartography capabilities, which can broaden the Company’s innovation horizon and accelerate speed-to-market of new products in this segment.  The Northport acquisition is included in the Company’s Fishing segment.  Goodwill of $827, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is deductible for tax purposes.  The goodwill resulting from this acquisition reflects the strong cash flow expected from the acquisition due primarily to expected expanded distribution and growth of Humminbird marine electronics and cartography products.

Purchase Price Allocation

Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's combined and consolidated results of operations, either individually or in the aggregate.  The following table presents the aggregate purchase price allocation for the Company's acquisitions described above:

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$66
Inventories	197
Other current assets	40
Property, plant and equipment	27
Identifiable intangible assets	6,706
Less, accounts payable and accruals	350
Less, long term liabilities	580
Total identifiable net assets	6,106
Goodwill	3,046
Net assets acquired	$9,152

The values assigned in the acquisitions to finite lived intangible assets were as follows:

Description	Amount	Useful Life (yrs)
Developed technologies	$6,131	7.6 years
Non-compete agreements	575	5.0 years

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