Form 10-Q
period 2017-12-29
JOHNSON OUTDOORS INC
filed 2018-02-02
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2017

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

As of January 26, 2018, 8,783,529 shares of Class A and 1,211,686 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index
JOHNSON OUTDOORS INC.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(thousands, except per share data)	December 29, 2017	December 30, 2016
Net sales	$116,579	$93,729
Cost of sales	67,768	57,164
Gross profit	48,811	36,565
Operating expenses:
Marketing and selling	26,495	20,822
Administrative management, finance and information systems	10,407	10,561
Research and development	4,872	4,710
Total operating expenses	41,774	36,093
Operating profit	7,037	472
Interest income	(202)	(23)
Interest expense	72	486
Other (income) expense, net	(1,157)	54
Profit (loss) before income taxes	8,324	(45)
Income tax expense (benefit)	8,089	(4,101)
Net income	$235	$4,056

Weighted average common shares - Basic:
Class A	8,704	8,633
Class B	1,212	1,212
Participating securities	46	29
Weighted average common shares - Dilutive	9,962	9,874
Net income per common share - Basic:
Class A	$0.02	$0.41
Class B	$0.02	$0.37
Net income per common share - Diluted:
Class A	$0.02	$0.40
Class B	$0.02	$0.40
Dividends declared per common share:
Class A	$0.10	$0.09
Class B	$0.09	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(thousands)	December 29, 2017	December 30, 2016
Comprehensive income:
Net income	$235	$4,056
Other comprehensive income (loss):
Foreign currency translation	(276)	(3,747)
Change in pension plans, net of tax of $44 and $54, respectively	139	88
Total other comprehensive income (loss)	(137)	(3,659)
Total comprehensive income	$98	$397

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	December 29, 2017	September 29, 2017	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$73,006	$63,810	$51,860
Short term investments	5,313	46,607	—
Accounts receivable, net	71,895	46,814	72,349
Inventories	90,861	79,148	76,037
Other current assets	3,483	4,470	4,819
Total current assets	244,558	240,849	205,065
Property, plant and equipment, net of accumulated depreciation of $135,497, $132,567 and $125,286, respectively	52,113	48,938	48,544
Deferred income taxes	16,176	22,632	22,745
Goodwill	11,228	11,238	11,170
Other intangible assets, net	13,235	13,476	14,060
Other assets	17,823	16,526	14,883
Total assets	$355,133	$353,659	$316,467
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,893	$31,686	$32,033
Accrued liabilities:
Salaries, wages and benefits	13,522	21,825	12,171
Accrued warranty	7,408	6,393	4,781
Income taxes payable	6,551	5,434	1,055
Accrued discounts and returns	6,836	5,137	6,116
Other	13,379	13,602	12,159
Total current liabilities	85,589	84,077	68,315
Long-term debt, less current maturities	—	—	13,001
Deferred income taxes	1,835	1,845	1,147
Retirement benefits	8,602	8,844	12,527
Other liabilities	17,161	15,889	14,641
Total liabilities	113,187	110,655	109,631
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding:	442	442	443
December 29, 2017: 8,781,668
September 29, 2017: 8,784,513
December 30, 2016: 8,773,175
Class B shares issued and outstanding:	61	61	61
December 29, 2017: 1,211,686
September 29, 2017: 1,211,686
December 30, 2016: 1,212,006
Capital in excess of par value	73,145	72,801	71,554
Retained earnings	166,151	166,905	138,571
Accumulated other comprehensive income	4,856	4,993	(1,305)
Treasury stock at cost, shares of Class A common stock: 69,982, 67,137 and 79,071, respectively	(2,709)	(2,198)	(2,488)
Total shareholders’ equity	241,946	243,004	206,836
Total liabilities and shareholders’ equity	$355,133	$353,659	$316,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	December 29, 2017	December 30, 2016
CASH USED FOR OPERATING ACTIVITIES
Net income	$235	$4,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,943	2,821
Amortization of intangible assets	248	302
Amortization of deferred financing costs	38	217
Stock based compensation	537	504
Gain on disposal of fixed assets	(98)	—
Deferred income taxes	6,469	(4,198)
Change in operating assets and liabilities:
Accounts receivable, net	(25,028)	(31,355)
Inventories, net	(11,607)	(8,631)
Accounts payable and accrued liabilities	1,756	1,801
Other current assets	1,091	(140)
Other non-current assets	(1)	17
Other long-term liabilities	(217)	3
Other, net	(307)	277
	(23,941)	(34,326)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of short-term investments	41,294	—
Proceeds from sale of productive assets	105	—
Capital expenditures	(6,454)	(2,666)
	34,945	(2,666)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Net borrowings from revolving credit lines	—	12,730
Principal payments on term loans and other long-term debt	—	(7,099)
Debt issuance costs paid	(57)	—
Dividends paid	(989)	(890)
Purchases of treasury stock	(675)	(664)
	(1,721)	4,077
Effect of foreign currency rate changes on cash	(87)	(2,519)
Increase (Decrease) in cash and cash equivalents	9,196	(35,434)
CASH AND CASH EQUIVALENTS
Beginning of period	63,810	87,294
End of period	$73,006	$51,860

Supplemental Disclosure:
Cash paid for taxes	$542	$644
Cash paid for interest	38	290

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of December 29, 2017 and December 30, 2016, and their results of operations for the three month periods then ended and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017 which was filed with the Securities and Exchange Commission on December 8, 2017.

Due to seasonal variations and other factors, the results of operations for the three months ended December 29, 2017 are not necessarily indicative of the results to be expected for the Company’s full 2018 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

Accounts receivable are stated net of allowances for doubtful accounts of $2,328, $2,231 and $1,924 as of December 29, 2017, September 29, 2017 and December 30, 2016, respectively. The increase in net accounts receivable to $71,895 as of December 29, 2017 from $46,814 as of September 29, 2017 is attributable to the seasonal nature of the Company’s business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

Index
JOHNSON OUTDOORS INC.

For the three month periods ended December 29, 2017 and December 30, 2016, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three month periods ended December 29, 2017 and December 30, 2016, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 46,776 and 95,068 for the three months ended December 29, 2017 and December 30, 2016, respectively.  Stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 0 and 0 for the three month periods ended December 29, 2017 and December 30, 2016, respectively.

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for future equity incentive awards) there were a total of 586,860 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at December 29, 2017.

Non-vested Stock

All shares of non-vested stock awarded by the Company have been granted in the form of shares of Class A common stock at their fair market value on the date of grant and vest four years after the grant date.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s Class A shares traded.

A summary of non-vested stock activity for the three months ended December 29, 2017 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 29, 2017	95,068	$27.68
Non-vested stock grants	6,532	70.39
Restricted stock vested	(54,824)	25.36
Non-vested stock at December 29, 2017	46,776	36.37

Index
JOHNSON OUTDOORS INC.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 9,377 and 17,832 during the three month periods ended December 29, 2017 and December 30, 2016, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $182 and $283 for the three month periods ended December 29, 2017 and December 30, 2016, respectively.  Unrecognized compensation cost related to non-vested stock as of December 29, 2017 was $1,011, which amount will be amortized to expense through November 2020 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended December 29, 2017 and December 30, 2016 was $3,948 and $3,219, respectively.

Restricted Stock Units

All restricted stock units (RSUs) awarded by the Company have been granted in the form of units payable in shares of Class A common stock upon vesting.  The units are valued at the fair market value of a share of Class A common stock on the date of grant and vest within one year from date of grant for RSUs granted to directors and three years from the date of grant for RSUs granted to employees.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.

A summary of RSU activity for the three months ended December 29, 2017 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 29, 2017	60,642	$31.85
RSUs granted	19,888	70.39
RSUs vested	(1,257)	35.81
RSUs at December 29, 2017	79,273	39.12

Stock compensation expense, net of forfeitures, related to RSUs was $345 and $221 for the three months ended December 29, 2017 and December 30, 2016, respectively.  Unrecognized compensation cost related to non-vested RSUs as of December 29, 2017 was $1,847, which amount will be amortized to expense through November 2020 or adjusted for changes in future estimated or actual forfeitures.

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

Employees’ Stock Purchase Plan

The Company’s shareholders have adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan, which was most recently amended on March 2, 2017, and which provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or on the date of purchase, whichever is lower.

During the three month period ended December 29, 2017, the Company issued no shares of Class A common stock and recognized $11 of expense in connection with the Employees' Stock Purchase Plan.  During the three months ended December 30, 2016, the Company issued no shares of Class A common stock and recognized no expense in connection with the Employees' Stock Purchase Plan.

Index
JOHNSON OUTDOORS INC.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company has elected to adopt ASU 2017-07 at the beginning of the first quarter of fiscal 2018. The adoption of this standard resulted in a reduction of operating expense of $145 and an increase in other expense of $145 related to the application of this standard. There was no effect on the Company's condensed consolidated balance sheet or statement of cash flows as a result of adopting this standard.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three month periods ended December 29, 2017 and December 30, 2016 were as follows:

	Three Months Ended
	December 29, 2017	December 30, 2016
Components of net periodic benefit cost:
Service cost	$—	$—
Interest on projected benefit obligation	261	284
Less estimated return on plan assets	298	274
Amortization of unrecognized losses	182	142
Net periodic benefit cost	$145	$152

6	INCOME TAXES

On December 22, 2017, the United States (“U.S.”) enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”).  The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the additional provisional income tax of $6,433 represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

Accordingly, the Company’s income tax provision as of December 29, 2017 reflects (i) the current year impacts of the U.S. Tax Act on the estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail.

(i)
The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The impact from the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”).  When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment and as a result the Company calculated a U.S. federal statutory income tax rate of 24.5% for the current fiscal year end September 28, 2018.

(ii)	The tax expense impact associated with the U.S. Tax Act enacted on December 22, 2017 which resulted in additional discrete tax expense in the current period as follows:

Index
JOHNSON OUTDOORS INC.

Three Months Ended
(thousands)	December 29, 2017
Transition tax (provisional)	$2,000
Net impact on U.S. deferred tax assets and liabilities (provisional)	4,433
Net impacts of the enactment of the Tax Act	$6,433

The Tax Act imposes a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.  The one-time transition tax is based on our total post-1986 foreign earnings and profits ("E&P") for which we have previously deferred from U.S. income taxes.  The Company recorded a provisional amount for its one-time transition tax liability for its foreign subsidiaries, resulting in an increase in income tax expense of $2,000. We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets which may change when we finalize these amounts and the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference (i.e., basis difference in excess of that subject to the one-time transition tax) inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. It is not practicable to determine the amount of unrecognized withholding taxes and deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities.

The Company determined that the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is a provisional amount of $4,433 because the final number cannot be calculated until the underlying timing differences are known rather than estimated.

Within the calculation of the Company’s annual effective tax rate the Company has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions.  For example, the Company anticipates that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the annual effective tax rate.

For the three months ended December 29, 2017 and December 30, 2016, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended
(thousands, except tax rate data)	December 29, 2017	December 30, 2016
Profit (loss) before income taxes	$8,324	$(45)
Income tax expense	8,089	(4,101)
Effective income tax rate	97.2%	9,113.3%

The change in the Company’s effective tax rate for the three months ended December 29, 2017 versus the prior year period was primarily due to the impact of a $6,433 provisional tax expense generated by the enactment of the U.S. Tax Cuts and Jobs Act of 2017 in the current period versus the prior year period impact of a foreign tax credit net tax benefit of approximately $4,200 generated by the repatriation of approximately $22,000 from foreign jurisdictions to the U.S.  Also, the Company recorded a tax benefit of $433 and $397 realized from the exercise of the share-based payment arrangements during the three month periods ended December 29, 2017 and December 30, 2016, respectively.

Adverse changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions or changes in the Company's geographic footprint may require changes in valuation allowances in order to reduce the Company’s deferred tax assets.  Such changes may drive fluctuations in the effective tax rate.  The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed, primarily in the foreign locations, is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended December 29, 2017 and December 30, 2016 were:

Index
JOHNSON OUTDOORS INC.

December 29, 2017	December 30, 2016
Australia	Australia
Austria	Austria
France	France
Indonesia	Indonesia
Italy
Japan	Japan
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2018 fiscal year tax expense is anticipated to include approximately $500 related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.  The Company is projecting accrued interest of $300 related to uncertain income tax positions for the fiscal year ending September 28, 2018.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy. As of the date of this report, the following tax years remain open to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2014-2017
Canada	2013-2017
France	2014-2017
Germany	2013-2017
Italy	2012-2017
Switzerland	2007-2017

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	December 29, 2017	September 29, 2017	December 30, 2016
Raw materials	$39,810	$32,826	$33,170
Work in process	91	48	307
Finished goods	50,960	46,274	42,560
	$90,861	$79,148	$76,037

Index
JOHNSON OUTDOORS INC.

8	GOODWILL

The changes in goodwill during the three months ended December 29, 2017 and December 30, 2016 were as follows:

	December 29, 2017	December 30, 2016
Balance at beginning of period	$11,238	$11,196
Amount attributable to movements in foreign currency rates	(10)	(26)
Balance at end of period	$11,228	$11,170

The Company evaluates the carrying value of goodwill on an annual basis or more frequently when events and circumstances warrant such an evaluation.  In conducting this analysis, the Company uses the income approach to compare the reporting unit's carrying value to its indicated fair value.  Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 13) below.

9	WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the three months ended December 29, 2017 and December 30, 2016.

	December 29, 2017	December 30, 2016
Balance at beginning of period	$6,393	$4,326
Expense accruals for warranties issued during the period	2,490	1,448
Less current period warranty claims paid	1,475	993
Balance at end of period	$7,408	$4,781

10	CONTINGENCIES

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

11	INDEBTEDNESS

Debt was comprised of the following at December 29, 2017, September 29, 2017, and December 30, 2016:

	December 29, 2017	September 29, 2017	December 30, 2016
Term loans	$—	$—	$—
Revolvers	—	—	12,730
Other	—	—	271
Total debt	—	—	13,001
Less current portion of long term debt	—	—	—
Less short term debt	—	—	—
Total long-term debt	$—	$—	$13,001

Term Loans
On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in a 3% pre-payment penalty.  The Company’s term loans had a maturity date of September 29, 2029.   The interest rate in effect on the term loans was 5.50% at the date of repayment.

Index
JOHNSON OUTDOORS INC.

Revolvers
During the quarter ended December 29, 2017, the Company and certain of its subsidiaries entered into a new unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility replaced the Company's previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Credit Agreement dated November 15, 2017 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the “New Revolving Credit Agreement” or “New Revolver”).  The New Revolver has an expiration date of November 15, 2022 and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the New Revolving Credit Agreement and subject to the approval of the lenders.

The interest rate on the New Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate in effect on the Company's revolving credit agreement at December 29, 2017 and December 30, 2016 was approximately 2.5% and 2.0%, respectively.

The New Revolving Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 29, 2017 or December 30, 2016.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $279 and $392 at December 29, 2017 and December 30, 2016, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 15% of the Company’s revenues for the three month period ended December 29, 2017 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros, approximately 5% were denominated in Canadian dollars and approximately 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 29, 2017 and December 30, 2016, the Company held no foreign currency forward contracts.

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

Index
JOHNSON OUTDOORS INC.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at December 29, 2017, September 29, 2017 and December 30, 2016 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Valuation Techniques

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  The mark to market adjustments are recorded in “Other (income) expense, net” in the accompanying Condensed Consolidated Statements of Operations.  The offsetting deferred compensation liability is also reported at fair value and is included in "Other liabilities" in the Company's Condensed Consolidated Balance Sheets. Changes in the liability are recorded in "Administrative management, finance and information systems" expense in the accompanying Condensed Consolidated Statements of Operations.

Goodwill and Other Intangible Assets
In assessing the recoverability of the Company’s goodwill and other indefinite lived intangible assets, the Company estimates the future discounted cash flows of the businesses to which such goodwill and intangibles relate.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  In determining estimated future cash flows, the Company makes assumptions regarding anticipated financial position, future earnings, and other factors to determine the fair value of the respective assets.  This calculation is highly sensitive to changes in key assumptions and could result in a future impairment charge.  The Company will continue to evaluate whether circumstances and events have changed to the extent that they require the Company to conduct an interim test of goodwill.  In particular, if the Company’s business units do not achieve short term revenue and gross margin goals, an interim impairment test may be triggered which could result in a goodwill and indefinite lived intangible asset impairment charge in future periods.

The following table summarizes the Company’s financial assets measured at fair value as of December 29, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$16,207	$—	$—	$16,207

The following table summarizes the Company’s financial assets measured at fair value as of September 29, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$14,932	$—	$—	$14,932

Index
JOHNSON OUTDOORS INC.

The following table summarizes the Company’s financial assets measured at fair value as of December 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$13,172	$—	$—	$13,172

The effect of changes in the fair value of financial instruments on the Condensed Consolidated Statements of Operations for the three month periods ended December 29, 2017 and December 30, 2016 was:

		Three Months Ended
	Location of (income) loss recognized in Statement of Operations	December 29, 2017	December 30, 2016
Rabbi trust assets	Other (income) expense, net	$(528)	$202

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended December 29, 2017 or December 30, 2016.

14	NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services.  The Company has developed a project plan for the implementation of the new standard including a review of all revenue streams in each business segment to identify potential differences in the performance obligations, timing, measurement or presentation that would result from applying the new standard from the Company's current accounting policies and practices.  The Company is still in the process of determining the impact on the timing of revenue recognition and the allocation of revenue to the Company's goods and services across each of the revenue streams and business segments. The provisions are effective for the Company in the first quarter of fiscal 2019 and permit adoption under either the full retrospective approach (recognizing effects of the amended guidance in each prior reporting period presented) or the modified retrospective approach (recognizing the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application).  The Company expects to adopt this standard by applying the modified retrospective approach but is still evaluating its method of adoption and the impact of this standard on its consolidated results of operations and financial position.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU includes provisions intended to simplify the measurement of inventory and to more clearly articulate the requirements for the measurement and disclosure of inventory. Under such provisions, an entity should measure inventory within the scope of this amendment at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this standard at the beginning of the first quarter of fiscal 2018. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU includes, among other provisions, one that will require presentation of the service cost component of net benefit cost in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations.  This amendment is effective for annual periods beginning after December 15, 2017 and the interim periods within those annual periods.  The Company has elected to adopt this accounting standard at the beginning of the first quarter of fiscal 2018. See Note 5 "Pension Plans" of these Notes to Condensed Consolidated Financial Statements for information regarding the effect of this new accounting standard.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company early adopted this ASU in the fourth quarter of fiscal 2017 in conjunction with its annual impairment test. The amendments in this ASU are to be applied on a prospective basis.  The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.

15	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three month period ended December 29, 2017, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $18,826 of the Company's consolidated revenues.  During December 30, 2016 there was no single customer that represented more than 10% of the Company’s total net sales.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index
JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended
	December 29, 2017	December 30, 2016	September 29, 2017
Net sales:
Fishing:
Unaffiliated customers	$88,845	$67,050
Interunit transfers	62	21
Camping:
Unaffiliated customers	5,837	5,728
Interunit transfers	9	7
Watercraft Recreation:
Unaffiliated customers	4,349	6,208
Interunit transfers	8	9
Diving
Unaffiliated customers	17,433	14,703
Interunit transfers	5	190
Other / Corporate	115	40
Eliminations	(84)	(227)
Total	$116,579	$93,729
Operating profit (loss):
Fishing	$14,065	$7,193
Camping	(724)	(772)
Watercraft Recreation	(1,144)	(798)
Diving	(385)	(1,061)
Other / Corporate	(4,775)	(4,090)
	$7,037	$472
Total assets (end of period):
Fishing	$161,135	$151,978	$128,706
Camping	29,082	27,096	32,652
Watercraft Recreation	21,562	23,270	20,222
Diving	59,189	58,566	58,190
Other / Corporate	84,165	55,557	113,889
	$355,133	$316,467	$353,659

Index
JOHNSON OUTDOORS INC.

16	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended December 29, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2017	$11,179	$(6,186)	$4,993
Other comprehensive income before reclassifications	(276)	—	(276)
Amounts reclassified from accumulated other comprehensive income	—	183	183
Tax effects	—	(44)	(44)
Balance at December 29, 2017	$10,903	$(6,047)	$4,856

The changes in AOCI by component, net of tax, for the three months ended December 30, 2016 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$10,525	$(8,171)	$2,354
Other comprehensive loss before reclassifications	(3,747)	—	(3,747)
Amounts reclassified from accumulated other comprehensive income	—	142	142
Tax effects	—	(54)	(54)
Balance at December 30, 2016	$6,778	$(8,083)	$(1,305)

The reclassifications out of AOCI for the three months ended December 29, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$183	Cost of sales / Operating expense
Tax effects	(44)	Income tax expense
Total reclassifications for the period	$139

The reclassifications out of AOCI for the three months ended December 30, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$142	Cost of sales / Operating expense
Tax effects	(54)	Income tax expense
Total reclassifications for the period	$88

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended December 29, 2017 and December 30, 2016. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•	Forward Looking Statements
•	Trademarks

Index
JOHNSON OUTDOORS INC.

•	Overview
•	Results of Operations
•	Liquidity and Financial Condition
•	Contractual Obligations and Off Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017 which was filed with the Securities and Exchange Commission on December 8, 2017.

Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates,” “intends,” use of words such as “confident,” “could,” “may,” “planned,” “potential,” “should,” “will,” “would” or the negative of such words or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 8, 2017 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company's products;  the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, among others, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Eureka!®, Jetboil®, Old Town®, Ocean Kayak®, Carlisle®, and SCUBAPRO®.

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

Highlights

Net sales of $116,579 for the first quarter of fiscal 2018 increased $22,850, or 24%, from the same period in the prior year reflecting record sales volumes in the Fishing business.  This sales volume increase was the primary driver of a $6,565 improvement in operating income over the prior year quarter.   Tax expense had a significant impact on net income in the current quarter as the Company recognized provisional expenses related to the enactment of the Tax Cuts and Jobs Act of 2017.

Index
JOHNSON OUTDOORS INC.
Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter falls prior to the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2017		2016		2015
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	1%	20%	-4%	16%	-41%
March	30%	45%	31%	66%	31%	43%
June	32%	54%	32%	59%	33%	92%
September	19%	—%	17%	-21%	20%	6%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended
	December 29, 2017	December 30, 2016
Net sales:
Fishing	$88,907	$67,071
Camping	5,846	5,735
Watercraft Recreation	4,357	6,217
Diving	17,438	14,893
Other / Eliminations	31	(187)
Total	$116,579	$93,729
Operating profit (loss):
Fishing	$14,065	$7,193
Camping	(724)	(772)
Watercraft Recreation	(1,144)	(798)
Diving	(385)	(1,061)
Other / Eliminations	(4,775)	(4,090)
Total	$7,037	$472

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended December 29, 2017 were $116,579 an increase of $22,850, or 24%, compared to $93,729 for the three months ended December 30, 2016.  Foreign currency translation had a favorable impact of 1% on current year first quarter sales compared to the prior year's first quarter.

Index
JOHNSON OUTDOORS INC.

Net sales for the three months ended December 29, 2017 for the Fishing business were $88,907, up $21,836, or 33%, from $67,071 during the first fiscal quarter of the prior year.  Sales of electric steer trolling motors, Ultrex trolling motors and large display HELIX series fish finders drove the growth over the prior year quarter.

Net sales for the Camping business were $5,846 for the first quarter of the current fiscal year, an increase of $111, or 2%, from the prior year net sales during the same period of $5,735.  Increased military tent sales during the current year quarter was the primary driver of the improvement.

Net sales for the first quarter of fiscal 2018 for the Watercraft Recreation business were $4,357, a decrease of $1,860, or 30%, compared to $6,217 in the prior year period due primarily to a weakened recreational kayak market.

Diving net sales were $17,438 for the three months ended December 29, 2017 versus $14,893 for the three months ended December 30, 2016, an increase of $2,545, or 17%.  The increase was driven by strong sales across all product segments due to successful new product introductions. Foreign currency translation impacted Diving’s first quarter sales favorably by 3.8% versus the prior year’s first fiscal quarter.

Cost of Sales

Cost of sales for the three months ended December 29, 2017 was $67,768 compared to $57,164 for the three months ended December 30, 2016.  The increase year over year was driven primarily by higher sales volume in the current period.

Gross Profit Margin

For the three months ended December 29, 2017, gross profit as a percentage of net sales was 41.9% compared to 39.0% in the three month period ended December 30, 2016.  Favorable product mix and overhead efficiencies driven by sales volume increases were the primary drivers of the increase year over year.

Operating Expenses

Operating expenses were $41,774 for the three months ended December 29, 2017 compared to $36,093 for the three months ended December 30, 2016.  The increase of $5,681 was primarily due to higher sales volume related expenses and increased costs associated with the Company's digital initiatives in the current year quarter.

Operating Profit

Operating profit on a consolidated basis for the three month period ended December 29, 2017 was $7,037 compared to an operating profit of $472 in the first quarter of the prior fiscal year.   The improvement year over year was driven primarily by the increased sales volume between quarters and the other factors noted above.

Interest

For the three months ended December 29, 2017, interest expense was $72 compared to $486 in the three months ended December 30, 2016.  This decrease in interest expense was due to the decrease in interest bearing indebtedness for the current year period versus the prior fiscal year first quarter. Interest income for the three month periods ended December 29, 2017 and December 30, 2016 was $202  and $23, respectively. This increase was driven by interest earnings on short term investments and interest bearing cash in the first quarter of fiscal 2018 versus the corresponding period of fiscal 2017.

Other (Income) Expense, net

Other income was $1,157 for the three months ended December 29, 2017 compared to other expense of $54 in the prior year period.  For the three months ended December 29, 2017, foreign currency exchange gains were $394 compared to losses of $175 for the three months ended December 30, 2016.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $703 in the three month period ended December 29, 2017 compared to investment gains and earnings of $105 in the three month period ended December 30, 2016.

Index
JOHNSON OUTDOORS INC.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month period ended December 29, 2017 was 97.2% compared to 9113.3% in the corresponding period of the prior year.

The change in the Company’s effective tax rate for the three month period ended December 29, 2017 versus the prior year quarterly period was primarily due to the impact of a $6,433 provisional tax expense generated by the enactment of "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (the "Tax Act") in the current period.  Additionally, in the prior year period, the tax rate was impacted by a foreign tax credit net tax benefit of roughly $4,200 generated by the repatriation of approximately $22,000 to the U.S. from foreign jurisdictions in that period.

The Tax Act, enacted on December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.  The impact from the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective as of January 1, 2018.  When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment and as a result the Company calculated a U.S. federal statutory income tax rate of 24.5% for the current fiscal year ending September 28, 2018.  The Company expects the U.S. federal statutory income tax rate to be 21% for fiscal years beginning after September 28, 2018.

At December 29, 2017, the Company has not completed its accounting for the tax effects of the Tax Act; however, within the calculation of the Company's annual effective tax rate, the Company has made a reasonable estimate of the one-time transition tax and effects on its existing deferred tax balances that may change as a result of future guidance, interpretation and rule-making from the Internal Revenue Service, the SEC and the FASB and/or various other taxing jurisdictions.  For example, the company anticipates that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the annual effective tax rate.

Net Income

Net income for the three months ended December 29, 2017 was $235, or $0.02 per diluted common class A and B share compared to net income of $4,056, or $0.40 per diluted common class A and B share, for the first quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $78,319 as of December 29, 2017, compared to cash, net of debt, of $38,859 as of December 30, 2016.  The Company’s debt to total capitalization ratio was 0% as of December 29, 2017 and 6% as of December 30, 2016.  The Company’s total debt balance was $0 as of December 29, 2017 compared to $13,001 as of December 30, 2016.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $71,895 as of December 29, 2017, a decrease of $454 compared to $72,349 as of December 30, 2016.  Inventories, net of inventory reserves, were $90,861 as of December 29, 2017, an increase of $14,824, compared to $76,037 as of December 30, 2016.  Accounts payable were $37,893 at December 29, 2017 compared to $32,033 as of December 30, 2016.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
(thousands)	December 29, 2017	December 30, 2016
Cash (used for) provided by:
Operating activities	$(23,941)	$(34,326)
Investing activities	34,945	(2,666)
Financing activities	(1,721)	4,077
Effect of foreign currency rate changes on cash	(87)	(2,519)
Increase (Decrease) in cash and cash equivalents	$9,196	$(35,434)

Index
JOHNSON OUTDOORS INC.

Operating Activities

Cash used for operations totaled $23,941 for the three months ended December 29, 2017 compared with cash used for operations of $34,326 during the corresponding period of the prior fiscal year.   The increase in profit before taxes and the non-cash tax expense impact of the enactment of the Tax Cuts and Jobs Act of 2017 was the primary driver of the decrease in cash used year over year.

Depreciation and amortization charges were $3,191 for the three month period ended December 29, 2017 compared to $3,123 for the corresponding period of the prior year.

Investing Activities

Cash provided by investing activities totaled $34,945 for the three months ended December 29, 2017 compared to $2,666 of cash used for investing activities for the three months ended December 30, 2016.  The current year period reflects the sale of approximately $40,000 of short-term investments and the purchase of cash equivalents. Cash usage for capital expenditures totaled $6,454 for the current year quarter and $2,666 for the prior year.  The increase in expenditures in the current year period was primarily related to a planned global systems infrastructure upgrade. The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2018 are expected to be funded by working capital.

Financing Activities

Cash flows used for financing activities totaled $1,721 for the three months ended December 29, 2017 compared to cash flows provided by financing activities of $4,077 for the three month period ended December 30, 2016.  The year over year change was due primarily to net borrowings on the Company's revolving credit line offset in part by the repayment of term loans in the prior year period.

On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in payment of a 3% pre-payment penalty.  The Company’s term loans had a maturity date of September 29, 2029.   The interest rate in effect on the term loans was 5.50% at the date of repayment.

During the quarter ended December 29, 2017, the Company and certain of its subsidiaries entered into a new unsecured revolving credit facility with PNC Bank National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility replaced the Company's previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Credit Agreement dated November 15, 2017 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the “New Revolving Credit Agreement” or “New Revolver”).  The New Revolver has an expiration date of November 15, 2022 and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the New Revolving Credit Agreement and subject to the approval of the lenders.  The New Revolving Credit Agreement restricts the Company's ability to incur additional debt and includes maximum leverage ratios and minimum interest coverage ratio covenants.

The interest rate on the New Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin on the New Revolver ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Company's revolving credit agreement at December 29, 2017 and December 30, 2016 was approximately 2.5% and 2.0%, respectively.

As of December 29, 2017 the Company held approximately $36,069 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at December 29, 2017.

Index
JOHNSON OUTDOORS INC.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$22,715	$4,495	$10,114	$5,914	$2,192
Open purchase orders	98,122	98,122	—	—	—
Contractually obligated interest payments	548	84	225	225	14
Total contractual obligations	$121,385	$102,701	$10,339	$6,139	$2,206

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $279 and $392 at December 29, 2017 and December 30, 2016, respectively.

The Company anticipates making contributions of $1,105 to its defined benefit pension plans during the remainder of fiscal 2018.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended December 29, 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 15% of the Company’s revenues for the three month period ended December 29, 2017 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros, approximately 5% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 29, 2017 and December 30, 2016, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company is subject to interest rate risk on its seasonal working capital needs when such needs are funded with short term floating rate debt.

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

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 8, 2017 with the Securities and Exchange Commission.

Item 6.	Exhibits

See Exhibit Index to this Form 10-Q report.

Index
JOHNSON OUTDOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 2, 2018
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.