Form 10-Q
period 2018-03-30
JOHNSON OUTDOORS INC
filed 2018-05-04
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

As of April 27, 2018, 8,785,735 shares of Class A and 1,211,686 shares of Class B common stock of the Registrant were outstanding.

Index
JOHNSON OUTDOORS INC.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net sales	$165,778	$149,807	$282,357	$243,536
Cost of sales	91,583	84,894	159,351	142,058
Gross profit	74,195	64,913	123,006	101,478
Operating expenses:
Marketing and selling	31,594	28,796	58,089	49,618
Administrative management, finance and information systems	11,235	11,001	21,642	21,562
Research and development	5,364	4,658	10,236	9,368
Total operating expenses	48,193	44,455	89,967	80,548
Operating profit	26,002	20,458	33,039	20,930
Interest income	(119)	(9)	(321)	(32)
Interest expense	43	124	115	610
Other (income) expense, net	(3,367)	(1,494)	(4,524)	(1,440)
Profit before income taxes	29,445	21,837	37,769	21,792
Income tax expense	7,825	7,878	15,914	3,777
Net income	$21,620	$13,959	$21,855	$18,015

Weighted average common shares - Basic:
Class A	8,737	8,684	8,721	8,659
Class B	1,212	1,212	1,212	1,212
Participating securities	44	19	46	21
Weighted average common shares - Dilutive	9,993	9,915	9,979	9,892
Net income per common share - Basic:
Class A	$2.19	$1.41	$2.21	$1.83
Class B	$1.99	$1.28	$2.01	$1.66
Net income per common share - Diluted:
Class A	$2.15	$1.39	$2.18	$1.80
Class B	$2.15	$1.39	$2.18	$1.80
Dividends declared per common share:
Class A	$0.12	$0.09	$0.22	$0.18
Class B	$0.11	$0.08	$0.20	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Comprehensive income:
Net income	$21,620	$13,959	$21,855	$18,015
Other comprehensive income (loss):
Foreign currency translation	505	874	229	(2,873)
Write off of currency translation adjustment gain	(2,351)	—	(2,351)	—
Change in pension plans, net of tax of $44, $54, $88 and $108, respectively	138	87	277	175
Total other comprehensive income (loss)	(1,708)	961	(1,845)	(2,698)
Total comprehensive income	$19,912	$14,920	$20,010	$15,317

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	March 30, 2018	September 29, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$51,066	$63,810	$29,360
Short term investments	—	46,607	—
Accounts receivable, net	124,237	46,814	122,386
Inventories	94,607	79,148	74,858
Other current assets	2,363	4,470	4,007
Total current assets	272,273	240,849	230,611
Property, plant and equipment, net of accumulated depreciation of $129,237, $132,567 and $128,519, respectively	53,603	48,938	48,130
Deferred income taxes	15,841	22,632	22,583
Goodwill	11,208	11,238	11,182
Other intangible assets, net	13,030	13,476	13,950
Other assets	17,971	16,526	15,846
Total assets	$383,926	$353,659	$342,302
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,724	$31,686	$39,069
Accrued liabilities:
Salaries, wages and benefits	15,181	21,825	13,883
Accrued warranty	8,930	6,393	5,543
Income taxes payable	10,601	5,434	4,952
Accrued discounts and returns	6,658	5,137	8,445
Other	14,808	13,602	14,883
Total current liabilities	99,902	84,077	86,775
Long-term debt, less current maturities	—	—	5,000
Deferred income taxes	1,852	1,845	1,178
Retirement benefits	3,591	8,844	12,409
Other liabilities	17,336	15,889	15,616
Total liabilities	122,681	110,655	120,978
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding:	442	442	442
March 30, 2018: 8,785,735
September 29, 2017: 8,784,513
March 31, 2017: 8,782,779
Class B shares issued and outstanding:	61	61	61
March 30, 2018: 1,211,686
September 29, 2017: 1,211,686
March 31, 2017: 1,212,006
Capital in excess of par value	73,656	72,801	71,721
Retained earnings	186,584	166,905	151,641
Accumulated other comprehensive income (loss)	3,148	4,993	(344)
Treasury stock at cost, shares of Class A common stock: 67,655, 67,137 and 79,071, respectively	(2,646)	(2,198)	(2,197)
Total shareholders’ equity	261,245	243,004	221,324
Total liabilities and shareholders’ equity	$383,926	$353,659	$342,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	March 30, 2018	March 31, 2017
CASH USED FOR OPERATING ACTIVITIES
Net income	$21,855	$18,015
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	5,915	5,683
Amortization of intangible assets	483	673
Amortization of deferred financing costs	44	217
Write off of currency translation adjustment gain	(2,351)	—
Stock based compensation	1,009	954
Gain on disposal of productive assets	(1,276)	—
Pension contributions	(5,093)	(265)
Deferred income taxes	6,829	(3,862)
Change in operating assets and liabilities:
Accounts receivable, net	(77,449)	(81,169)
Inventories, net	(15,084)	(7,028)
Accounts payable and accrued liabilities	15,647	19,883
Other current assets	2,215	647
Other non-current assets	—	44
Other long-term liabilities	(25)	250
Other, net	(89)	(252)
	(47,370)	(46,210)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of short-term investments	46,607	—
Proceeds from sale of productive assets	1,306	—
Capital expenditures	(10,924)	(5,194)
	36,989	(5,194)
CASH USED FOR FINANCING ACTIVITIES
Net borrowings from revolving credit lines	—	5,000
Principal payments on term loans and other long-term debt	—	(7,374)
Common stock transactions	68	—
Debt issuance costs paid	(61)	—
Dividends paid	(1,977)	(1,779)
Purchases of treasury stock	(675)	(663)
	(2,645)	(4,816)
Effect of foreign currency rate changes on cash	282	(1,714)
Decrease in cash and cash equivalents	(12,744)	(57,934)
CASH AND CASH EQUIVALENTS
Beginning of period	63,810	87,294
End of period	$51,066	$29,360

Supplemental Disclosure:
Cash paid for taxes	$4,020	$4,236
Cash paid for interest	70	386

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of March 30, 2018 and March 31, 2017, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017 which was filed with the Securities and Exchange Commission on December 8, 2017.

Due to seasonal variations and other factors, the results of operations for the three and six months ended March 30, 2018 are not necessarily indicative of the results to be expected for the Company’s full 2018 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

Accounts receivable are stated net of allowances for doubtful accounts of $2,446, $2,231 and $1,885 as of March 30, 2018, September 29, 2017 and March 31, 2017, respectively. The increase in net accounts receivable to $124,237 as of March 30, 2018 from $46,814 as of September 29, 2017 is attributable to the seasonal nature of the Company’s business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

Index
JOHNSON OUTDOORS INC.

For the three and six month periods ended March 30, 2018 and March 31, 2017, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and six month periods ended March 30, 2018 and March 31, 2017, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 46,776 and 95,068 for the three months ended March 30, 2018 and March 31, 2017, respectively, and 63,048 and 119,059 for the six months ended March 30, 2018 and March 31, 2017, respectively.  Stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 36,842 and 41,319 for the three month periods ended March 30, 2018 and March 31, 2017, respectively, and 34,113 and 39,910 for the six month periods ended March 30, 2018 and March 31, 2017, respectively.

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for future equity incentive awards) there were a total of 578,880 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at March 30, 2018.

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

A summary of non-vested stock activity for the six months ended March 30, 2018 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 29, 2017	95,068	$27.68
Non-vested stock grants	6,532	70.39
Restricted stock vested	(54,824)	25.36
Non-vested stock at March 30, 2018	46,776	36.37

Index
JOHNSON OUTDOORS INC.

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 9,377 and 17,832 during the six month periods ended March 30, 2018 and March 31, 2017, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $106 and $220 for the three month periods ended March 30, 2018 and March 31, 2017, respectively, and $288 and $503 for the six month periods ended March 30, 2018 and March 31, 2017, respectively.  Unrecognized compensation cost related to non-vested stock as of March 30, 2018 was $905, which amount will be amortized to expense through November 2021 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended March 30, 2018 and March 31, 2017 was $3,948 and $3,219, respectively.

Restricted Stock Units

All restricted stock units (RSUs) awarded by the Company have been granted in the form of units payable in shares of Class A common stock upon vesting.  The units are valued at the fair market value of a share of Class A common stock on the date of grant and vest within one year from the date of grant for RSUs granted to directors and three years from the date of grant for RSUs granted to employees.  The fair value at the date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.

A summary of RSU activity for the six months ended March 30, 2018 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 29, 2017	60,642	$31.85
RSUs granted	27,868	67.82
RSUs vested	(8,931)	35.27
RSUs at March 30, 2018	79,579	41.74

Stock compensation expense, net of forfeitures, related to RSUs was $355 and $206 for the three months ended March 30, 2018 and March 31, 2017, respectively, and $700 and $427 for the six months ended March 30, 2018 and March 31, 2017, respectively.  Unrecognized compensation cost related to non-vested RSUs as of March 30, 2018 was $1,981, which amount will be amortized to expense through September 2020 or adjusted for changes in future estimated or actual forfeitures.

Compensation expense related to units earned by employees is based upon the attainment of certain financial goals related to cumulative net sales and cumulative operating profit over a three-year performance period.  Awards are only paid if at least 80% of the target levels are met and maximum payouts are made if 120% of more of target levels are achieved.  The payouts for achievement at the threshold levels of performance are equal to 50% of the target award amount.  The payouts for achievement at maximum levels of performance are equal to 150% of the target award amount.  To the extent earned, awards are issued in shares of Company common stock after the end of the three-year performance period.

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

During the three month period ended March 30, 2018, the Company issued 1,740 shares of Class A common stock and recognized $10 of expense in connection with the Employees' Stock Purchase Plan.  During the six months ended March 30, 2018, the Company issued 1,740 shares of Class A common stock and recognized $21 of expense in connection with the Plan.  During the three and six month periods ended March 31, 2017, the Company issued no shares of Class A common stock and recognized $25 of expense in connection with the Plan.

Index
JOHNSON OUTDOORS INC.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company elected to adopt ASU 2017-07 at the beginning of the first quarter of fiscal 2018. The adoption of this standard resulted in a reduction of operating expense of $145 and an increase in other expense of $145 for the three months ended March 30, 2018 and a reduction of operating expense of $290 and an increase in other expense of $290 for the six months ended March 30, 2018. There was no effect on the Company's condensed consolidated balance sheet or statement of cash flows as a result of adopting this standard.

The Company made contributions to its pension plans of $5,047 and $145 for the three months ended March 30, 2018 and March 31, 2017, respectively, and contributions of $5,093 and $265 for the six month periods ended March 30, 2018 and March 31, 2017, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended March 30, 2018 and March 31, 2017 were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	261	284	522	568
Less estimated return on plan assets	298	274	597	548
Amortization of unrecognized losses	182	141	365	283
Net periodic benefit cost	$145	$151	$290	$303

6	INCOME TAXES

On December 22, 2017, the U.S. enacted comprehensive tax legislation generally referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act").  The Tax Act included significant changes to existing tax law including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.

Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides a one-year measurement period during which a company may complete its accounting for certain tax effects of the Tax Act impact as "provisional" when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.  Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

Accordingly, the additional provisional income tax of $6,763 as of March 30, 2018 reflects (i) the current year impacts of the Tax Act on the Company's estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information currently available, prepared, or analyzed (including computations) in reasonable detail.

(i)
The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The impact from the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018.  When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment and as a result the Company calculated a U.S. federal statutory income tax rate of 24.5% for the current fiscal year end September 28, 2018.

Index
JOHNSON OUTDOORS INC.

(ii)	The tax expense impact associated with the enactment of the U.S. Tax Act resulted in additional discrete tax expense in the current period as follows:

(thousands)	Six Months Ended March 30, 2018
Transition tax (provisional)	$3,200
Net impact on U.S. deferred tax assets and liabilities (provisional)	3,563
Net impacts of the enactment of the Tax Act	$6,763

Within the calculation of the Company’s annual effective tax, rate the Company has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions.  For example, the Company anticipates that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the Company's annual effective tax rate.

For the three and six months ended March 30, 2018 and March 31, 2017, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Profit (loss) before income taxes	$29,445	$21,837	$37,769	$21,792
Income tax expense	7,825	7,878	15,914	3,777
Effective income tax rate	26.6%	36.1%	42.1%	17.3%

The change in the Company’s effective tax rate for the three months ended March 30, 2018 versus the prior year period was primarily due to the impact of the reduced federal statutory income tax rate on current year earnings from the enactment of the Tax Act.  During the current year quarter, the Company recorded a net $330 increase to tax expense as an adjustment to the estimated provisional amount previously recorded.

The change in the Company's effective tax rate for the six months ended March 30, 2018 versus the prior year period was primarily due to the impact of the $6,763 provisional tax expense generated by the enactment of the Tax Act in the current year period compared to a prior year foreign tax credit net tax benefit of approximately $4,200 generated by the repatriation of approximately $22,000 from foreign jurisdictions to the U.S.

Adverse changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions or changes in the Company's geographic footprint may require changes in valuation allowances in order to reduce the Company’s deferred tax assets.  Such changes may drive fluctuations in the effective tax rate.  The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed, primarily in the foreign locations, is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended March 30, 2018 and March 31, 2017 were:

Index
JOHNSON OUTDOORS INC.

March 30, 2018	March 31, 2017
Australia	Australia
Austria	Austria
France	France
Indonesia	Indonesia
Italy
Japan	Japan
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy. As of the date of this report, the following tax years remain open to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2014-2017
Canada	2013-2017
France	2014-2017
Germany	2013-2017
Italy	2012-2017
Switzerland	2007-2017

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	March 30, 2018	September 29, 2017	March 31, 2017
Raw materials	$41,150	$32,826	$32,183
Work in process	101	48	161
Finished goods	53,356	46,274	42,514
	$94,607	$79,148	$74,858

Index
JOHNSON OUTDOORS INC.

8	GOODWILL

The changes in goodwill during the six months ended March 30, 2018 and March 31, 2017 were as follows:

	March 30, 2018	March 31, 2017
Balance at beginning of period	$11,238	$11,196
Amount attributable to movements in foreign currency rates	(30)	(14)
Balance at end of period	$11,208	$11,182

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

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the six months ended March 30, 2018 and March 31, 2017.

	March 30, 2018	March 31, 2017
Balance at beginning of period	$6,393	$4,326
Expense accruals for warranties issued during the period	5,218	3,173
Less current period warranty claims paid	2,681	1,956
Balance at end of period	$8,930	$5,543

10	CONTINGENCIES

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

11	INDEBTEDNESS

Debt was comprised of the following at March 30, 2018, September 29, 2017, and March 31, 2017:

	March 30, 2018	September 29, 2017	March 31, 2017
Term loans	$—	$—	$—
Revolvers	—	—	5,000
Other	—	—	—
Total debt	—	—	5,000
Less current portion of long term debt	—	—	—
Less short term debt	—	—	—
Total long-term debt	$—	$—	$5,000

Term Loans
On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in a 3% pre-payment penalty.  The Company’s term loans had a maturity date of September 29, 2029.   The interest rate in effect on the term loans was 5.50% at the date of repayment.

Index
JOHNSON OUTDOORS INC.

Revolvers
During the six months ended March 30, 2018, the Company and certain of its subsidiaries entered into a new unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility replaced the Company's previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Credit Agreement dated November 15, 2017 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the “New Revolving Credit Agreement” or “New Revolver”).  The New Revolver has an expiration date of November 15, 2022 and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the New Revolving Credit Agreement and subject to the approval of the lenders.

The interest rate on the New Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate in effect on the Company's revolving credit agreement at March 30, 2018 and March 31, 2017 was approximately 2.9% and 2.2%, respectively.

The New Revolving Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of March 30, 2018 or March 31, 2017.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $279 and $392 at March 30, 2018 and March 31, 2017, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Japanese yen, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 15% of the Company’s revenues for the six month period ended March 30, 2018 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 6% were denominated in Canadian dollars and approximately 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

During the quarter ended March 30, 2018, the Company recognized a currency translation gain of $2,351 related to the substantial liquidation of a foreign subsidiary. This gain is reported as a component of "Other (income) expense, net" in the accompanying Condensed Consolidated Statements of Operations.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 30, 2018 and March 31, 2017, the Company held no foreign currency forward contracts.

Index
JOHNSON OUTDOORS INC.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at March 30, 2018, September 29, 2017 and March 31, 2017 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of March 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$16,356	$—	$—	$16,356

Index
JOHNSON OUTDOORS INC.

The following table summarizes the Company’s financial assets measured at fair value as of September 29, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$14,932	$—	$—	$14,932

The following table summarizes the Company’s financial assets measured at fair value as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$14,158	$—	$—	$14,158

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended March 30, 2018 and March 31, 2017 was:

		Three Months Ended
	Location of (income) loss recognized in Statement of Operations	March 30, 2018	March 31, 2017
Rabbi trust assets	Other (income) expense, net	$(43)	$(753)

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the six month periods ended March 30, 2018 and March 31, 2017 was:

		Six Months Ended
	Location of (income) loss recognized in Statement of Operations	March 30, 2018	March 31, 2017
Rabbi trust assets	Other (income) expense, net	$(571)	$(551)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three or six month periods ended March 30, 2018 or March 31, 2017.

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

The Company has developed a project plan including a review of all revenue streams in each business segment.  We continue to assess the potential impact of adopting this guidance and are finalizing our implementation plan.  We are in process of identifying and designing appropriate changes to our processes, systems and controls to support the recognition and disclosure requirements under the new guidance.  Preliminarily, we have not identified any significant impacts to our consolidated financial statements based on our assessment to date. The Company expects to adopt this standard by applying the modified retrospective approach.  Our continued evaluation of the expected impact of the new guidance or the issuance of additional interpretations, if any, could result in an impact that is different from our preliminary conclusions.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU includes, among other provisions, one that will require presentation of the service cost component of net benefit cost in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations.  This amendment is effective for annual periods beginning after December 15, 2017 and the interim periods within those annual periods.  The Company elected to adopt this accounting standard at the beginning of the first quarter of fiscal 2018. See Note 5 "Pension Plans" of these Notes to Condensed Consolidated Financial Statements for information regarding the effect of this new accounting standard.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The ASU allows for early adoption in any interim period after issuance of the update.  The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

15	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and six month periods ended March 30, 2018, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $30,450 and $49,280, respectively, of the Company's consolidated revenues.  There was no single customer that represented more than 10% of the Company’s total net sales during either of the three or six month periods ended March 31, 2017.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index
JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017	September 29, 2017
Net sales:
Fishing:
Unaffiliated customers	$125,355	$105,329	$214,200	$172,379
Interunit transfers	151	95	213	116
Camping:
Unaffiliated customers	10,075	11,370	15,912	17,098
Interunit transfers	7	5	16	12
Watercraft Recreation:
Unaffiliated customers	10,789	15,070	15,138	21,278
Interunit transfers	19	17	27	26
Diving
Unaffiliated customers	19,366	17,894	36,799	32,597
Interunit transfers	4	132	9	322
Other / Corporate	193	144	308	184
Eliminations	(181)	(249)	(265)	(476)
Total	$165,778	$149,807	$282,357	$243,536
Operating profit (loss):
Fishing	$30,762	$22,838	$44,827	$30,031
Camping	302	1,011	(422)	239
Watercraft Recreation	(170)	847	(1,314)	49
Diving	14	311	(371)	(750)
Other / Corporate	(4,906)	(4,549)	(9,681)	(8,639)
	$26,002	$20,458	$33,039	$20,930
Total assets (end of period):
Fishing			$203,735	$186,108	$ 128,706
Camping			28,594	25,508	32,652
Watercraft Recreation			27,360	31,946	20,222
Diving			62,191	51,920	58,190
Other / Corporate			62,046	46,820	113,889
			$383,926	$342,302	$ 353,659
1

Index
JOHNSON OUTDOORS INC.

16	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended March 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2017	$10,903	$(6,047)	$4,856
Other comprehensive loss before reclassifications	505	—	505
Amounts reclassified from accumulated other comprehensive income	(2,351)	182	(2,169)
Tax effects	—	(44)	(44)
Balance at March 30, 2018	$9,057	$(5,909)	$3,148

The changes in AOCI by component, net of tax, for the three months ended March 31, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2016	$6,778	$(8,083)	$(1,305)
Other comprehensive loss before reclassifications	874	—	874
Amounts reclassified from accumulated other comprehensive income	—	141	141
Tax effects	—	(54)	(54)
Balance at March 31, 2017	$7,652	$(7,996)	$(344)

The changes in AOCI by component, net of tax, for the six months ended March 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2017	$11,179	$(6,186)	$4,993
Other comprehensive loss before reclassifications	229	—	229
Amounts reclassified from accumulated other comprehensive income	(2,351)	365	(1,986)
Tax effects	—	(88)	(88)
Balance at March 30, 2018	$9,057	$(5,909)	$3,148

The changes in AOCI by component, net of tax, for the six months ended March 31, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$10,525	$(8,171)	$2,354
Other comprehensive income before reclassifications	(2,873)	—	(2,873)
Amounts reclassified from accumulated other comprehensive income	—	283	283
Tax effects	—	(108)	(108)
Balance at March 31, 2017	$7,652	$(7,996)	$(344)

Index
JOHNSON OUTDOORS INC.

The reclassifications out of AOCI for the three months ended March 30, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$182	Other income and expense
Tax effects	(44)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation adjustment gain	(2,351)	Other income and expense
Total reclassifications for the period	$(2,213)

The reclassifications out of AOCI for the three months ended March 31, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$141	Cost of sales / Operating expense
Tax effects	(54)	Income tax expense
Total reclassifications for the period	$87

The reclassifications out of AOCI for the six months ended March 30, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$365	Other income and expense
Tax effects	(88)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation adjustment gain	(2,351)	Other income and expense
Total reclassifications for the period	$(2,074)

The reclassifications out of AOCI for the six months ended March 31, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$283	Cost of sales / Operating expense
Tax effects	(108)	Income tax expense
Total reclassifications for the period	$175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended March 30, 2018 and March 31, 2017.  All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•	Forward Looking Statements
•	Trademarks
•	Overview

Index
JOHNSON OUTDOORS INC.

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

Highlights

Net sales of $165,778 for the second quarter of fiscal 2018 increased $15,971, or 11%, from the same period in the prior year reflecting record sales volumes in the Fishing business.  This sales volume increase was the primary driver of a $5,544 improvement in operating profit over the prior year quarter.

Index
JOHNSON OUTDOORS INC.

Seasonality

The Company’s business is seasonal in nature. The second fiscal quarter falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2017		2016		2015
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	1%	20%	-4%	16%	-41%
March	30%	45%	31%	66%	31%	43%
June	32%	54%	32%	59%	33%	92%
September	19%	—%	17%	-21%	20%	6%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net sales:
Fishing	$125,506	$105,424	$214,413	$172,495
Camping	10,082	11,375	15,928	17,110
Watercraft Recreation	10,808	15,087	15,165	21,304
Diving	19,370	18,026	36,808	32,919
Other / Eliminations	12	(105)	43	(292)
Total	$165,778	$149,807	$282,357	$243,536
Operating profit (loss):
Fishing	$30,762	$22,838	$44,827	$30,031
Camping	302	1,011	(422)	239
Watercraft Recreation	(170)	847	(1,314)	49
Diving	14	311	(371)	(750)
Other / Eliminations	(4,906)	(4,549)	(9,681)	(8,639)
Total	$26,002	$20,458	$33,039	$20,930

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended March 30, 2018 were $165,778 an increase of $15,971, or 11%, compared to $149,807 for the three months ended March 31, 2017.  Foreign currency translation had a favorable impact of 1% on current year second quarter sales compared to the prior year's second quarter.

Index
JOHNSON OUTDOORS INC.

Net sales for the three months ended March 30, 2018 for the Fishing business were $125,506, up $20,082, or 19%, from $105,424 during the second fiscal quarter of the prior year.  Strong performance of new products drove the growth over the prior year quarter.

Net sales for the Camping business were $10,082 for the second quarter of the current fiscal year, a decrease of $1,293, or 11%, from the prior year net sales during the same period of $11,375.  Primary drivers of the decline included the divestiture of the Silva brand since the prior year quarter and decreases in military tent sales between quarters.

Net sales for the second quarter of fiscal 2018 for the Watercraft Recreation business were $10,808, a decrease of $4,279, or 28%, compared to $15,087 in the prior year period due primarily to a weakened kayak market as well as lost distribution related to retail consolidations.

Diving net sales were $19,370 for the three months ended March 30, 2018 versus $18,026 for the three months ended March 31, 2017, an increase of $1,344, or 7%.  The increase was driven primarily by foreign currency translation which impacted Diving’s second quarter sales favorably by 7% versus the prior year’s second fiscal quarter.

For the six months ended March 30, 2018, consolidated net sales increased 16% to $282,357 compared to $243,536 for the six months ended March 31, 2017.

Net sales for the six months ended March 30, 2018 for the Fishing business were $214,413, up $41,918, or 24%, from $172,495 during the second fiscal quarter of the prior year.  Strong performance of new products was the primary driver of the increase over the prior year to date period.

Net sales for the Camping business were $15,928 for the six months ended March 30, 2018, a decrease of $1,182, or 7%, from the prior year net sales during the same period of $17,110.  A slight increase in military tent sales in the first six months was not enough to overcome declines in the other lines of business in this segment and the divestiture of the Silva brand as noted above.

Net sales for the first six months of fiscal 2018 for the Watercraft Recreation business were $15,165, a decrease of $6,139, or 29%, compared to $21,304 in the prior year period.  The decline was due primarily to a weakened kayak market as well as lost distribution related to retail consolidations.

Diving net sales were $36,808 for the six months ended March 30, 2018 versus $32,919 for the six months ended March 31, 2017, an increase of $3,889, or 12%.  Foreign currency translation impacted Diving's year to date sales favorably by 6% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended March 30, 2018 was $91,583 compared to $84,894 for the three months ended March 31, 2017.  The increase year over year was driven primarily by higher sales volume in the current year quarter over the prior year quarter.

For the six months ended March 30, 2018, cost of sales was $159,351 compared to $142,058 in the same period of the prior year.  The increase year over year was again driven primarily by higher sales volume in the current year to date period over the prior year to date period.

Gross Profit Margin

For the three months ended March 30, 2018, gross profit as a percentage of net sales was 44.8% compared to 43.3% in the three month period ended March 31, 2017.  Favorable product mix and lower inventory reserves were the primary drivers of the improvement year over year.

For the six months ended March 30, 2018, gross profit as a percentage of net sales was 43.6% compared to 41.7% in the six months ended March 31, 2017.  Favorable product mix, lower inventory reserves and overhead efficiencies driven by sales volume increases were the primary drivers of the improvement over the first half of the prior year.

Operating Expenses

Operating expenses were $48,193 for the three months ended March 30, 2018 compared to $44,455 for the three months ended March 31, 2017.  The increase of $3,738 was primarily due to higher sales volume related expenses and increased headcount and discretionary compensation expense between quarters.

Operating expenses were $89,967 for the six months ended March 30, 2018 compared to $80,548 for the six months ended March 31, 2017.  Increased sales volume related expenses, headcount and discretionary compensation expense and professional services related to the Company's digital initiatives in the current year to date period were the primary drivers of the increase over the same period in the prior year.

Index
JOHNSON OUTDOORS INC.

Operating Profit

Operating profit on a consolidated basis for the three month period ended March 30, 2018 was $26,002 compared to an operating profit of $20,458 in the second quarter of the prior fiscal year.   The improvement year over year was driven primarily by the increased sales volume between quarters and the other factors noted above.

Operating profit on a consolidated basis for the six months ended March 30, 2018 was $33,039 compared to an operating profit of $20,930 in the prior year to date period.   The improvement year over year was driven primarily by the increased sales volume between periods and the other factors noted above.

Interest

For the three months ended March 30, 2018, interest expense was $43 compared to $124 in the three months ended March 31, 2017.  This decrease in interest expense was due to the decrease in interest bearing indebtedness for the current year quarter versus the prior fiscal year second quarter.   Interest expense was $115 for the six months ended March 30, 2018 compared to $610 for the six months ended March 31, 2017.   The decrease was due primarily to the write off of deferred financing costs and a 3% prepayment penalty triggered by the prepayment of the Company's term loans during the first quarter of fiscal 2017.

Interest income for the three month periods ended March 30, 2018 and March 31, 2017 was $119 and $9, respectively. For the six months ended March 30, 2018, interest income was $321 compared to $32 for the six months ended March 31, 2017.   The increase in income year over year was driven by interest earnings on short term investments and interest bearing cash in fiscal 2018 versus the corresponding periods of fiscal 2017.

Other (Income) Expense, net

Other income was $3,367 for the three months ended March 30, 2018 compared to other income of $1,494 in the prior year period.  For the three months ended March 30, 2018, foreign currency exchange gains were $2,212 compared to gains of $686 for the three months ended March 31, 2017.  The current year quarter included a gain of $2,351 on the recognition of currency translation adjustments related to the substantial liquidation of the Company's subsidiary in Japan.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $83 in the three month period ended March 30, 2018 compared to investment gains and earnings of $793 in the three month period ended March 31, 2017.  Also included in Other income for the three months ended March 30, 2018 was a gain of approximately $1,200 related to the sale of certain trademarks in the Camping business during the quarter.

For the six months ended March 30, 2018, other income was $4,524 compared to $1,440 in the six months ended March 31, 2017.  Foreign currency exchange gains were $2,606 for the six months ended March 30, 2018 compared to gains of $511 for the six months ended March 31, 2017.  The current six month period reflects the write off of currency translation adjustments related to the substantial liquidation of the Company's subsidiary in Japan.  Investment gains and earnings on the assets related to the Company's non-qualified deferred compensation plan were $789 for the six months ended March 30, 2018 compared to investment gains and earnings of $898 for the six months ended March 31, 2017.  The gain on sale of certain trademarks in the Camping business of approximately $1,200 was also included in Other income for the six months ended March 30, 2018.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rates for the three and six month periods ended March 30, 2018 were 26.6% and 42.1%, respectively, compared to 36.1% and 17.3%, respectively, in the corresponding periods of the prior year.

The change in the Company’s effective tax rate for the six month period ended March 30, 2018 versus the prior year six month period was primarily due to the impact of a $6,763 provisional tax expense generated by the enactment of comprehensive tax legislation generally referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act") in the current year to date period.  Additionally, in the prior year to date period, the tax rate was impacted by a foreign tax credit net tax benefit of roughly $4,200 generated by the repatriation of approximately $22,000 to the U.S. from foreign jurisdictions in that period.

Index
JOHNSON OUTDOORS INC.

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

As of March 30, 2018, the Company has not yet completed its accounting for the tax effects of the Tax Act; however, within the calculation of the Company's annual effective tax rate, the Company has made a reasonable estimate of the one-time transition tax and effects on its existing deferred tax balances that may change as a result of future guidance, interpretation and rule-making from the Internal Revenue Service, the SEC and the FASB and/or various other taxing jurisdictions.  For example, the company anticipates that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the Company's annual effective tax rate.

Net Income

Net income for the three months ended March 30, 2018 was $21,620, or $2.15 per diluted common class A and B share, compared to net income of $13,959, or $1.39 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Net income for the six months ended March 30, 2018 was $21,855, or $2.18 per diluted common class A and B share, compared to net income of $18,015, or $1.80 per diluted common class A and B share, for the six months ended March 31, 2017.

Liquidity and Financial Condition

Cash and cash equivalents totaled $51,066 as of March 30, 2018, compared to cash and cash equivalents, net of debt, of $24,360 as of March 31, 2017.  The Company’s debt to total capitalization ratio was 0% as of March 30, 2018 and 2% as of March 31, 2017.  The Company’s total debt balance was $0 as of March 30, 2018 compared to $5,000 as of March 31, 2017.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $124,237 as of March 30, 2018, an increase of $1,851 compared to $122,386 as of March 31, 2017.  Inventories, net of inventory reserves, were $94,607 as of March 30, 2018, an increase of $19,749, compared to $74,858 as of March 31, 2017.  Accounts payable were $43,724 at March 30, 2018 compared to $39,069 as of March 31, 2017.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
(thousands)	March 30, 2018	March 31, 2017
Cash (used for) provided by:
Operating activities	$(47,370)	$(46,210)
Investing activities	36,989	(5,194)
Financing activities	(2,645)	(4,816)
Effect of foreign currency rate changes on cash	282	(1,714)
Decrease in cash and cash equivalents	$(12,744)	$(57,934)

Operating Activities

Cash used for operations totaled $47,370 for the six months ended March 30, 2018 compared with cash used for operations of $46,210 during the corresponding period of the prior fiscal year.  Depreciation and amortization charges were $6,398 for the six month period ended March 30, 2018 compared to $6,356 for the corresponding period of the prior year.

Index
JOHNSON OUTDOORS INC.

Investing Activities

Cash provided by investing activities totaled $36,989 for the six months ended March 30, 2018 compared to $5,194 of cash used for investing activities for the corresponding period of the prior fiscal year.  The current year period reflects the conversion of approximately $46,600 of short-term investments to cash equivalents. Cash usage for capital expenditures totaled $10,924 for the current year quarter and $5,194 for the prior year.  The increase in expenditures in the current year period was primarily related to a planned global systems infrastructure upgrade and investments in digital transformation. The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2018 are expected to be funded by working capital.

Financing Activities

Cash flows used for financing activities totaled $2,645 for the six months ended March 30, 2018 compared to cash flows used for financing activities of $4,816 for the six month period ended March 31, 2017.  The year over year change was due primarily to net borrowings and repayments of debt in the prior year period.

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

The interest rate on the New Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin on the New Revolver ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Company's revolving credit agreement at March 30, 2018 and March 31, 2017 was approximately 2.9% and 2.2%, respectively.

As of March 30, 2018 the Company held approximately $30,591 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at March 30, 2018.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$21,217	$2,997	$10,114	$5,914	$2,192
Open purchase orders	77,071	77,071	—	—	—
Contractually obligated interest payments	520	56	225	225	14
Total contractual obligations	$98,808	$80,124	$10,339	$6,139	$2,206

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $279 and $392 at March 30, 2018 and March 31, 2017, respectively.

The Company anticipates making contributions of $93 to its defined benefit pension plans during the remainder of fiscal 2018.

The Company has no other off-balance sheet arrangements.

Index
JOHNSON OUTDOORS INC.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.”  There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended March 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, Japanese yen and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 15% of the Company’s revenues for the six month period ended March 30, 2018 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 6% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 30, 2018 and March 31, 2017, the Company held no foreign currency forward contracts.

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

Index
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

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 8, 2017.

Item 6.	Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 4, 2018
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.