Form 10-Q/A
period 2018-03-30
JOHNSON OUTDOORS INC
filed 2018-05-07
CIK 788329

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

EXPLANATORY NOTE

Johnson Outdoors Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2018, as filed with the Securities and Exchange Commission on May 4, 2018, solely to correct and replace the Exhibit 101 XBRL (eXtensible Business Reporting Language) files furnished as an exhibit to the original filing.  The Exhibit 101 files that were filed with the original Form 10-Q filing on May 4, 2018 were incorrect and are being replaced with the Exhibit 101 files being filed by the Company herewith.

No other changes to the Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2018, as filed with the Securities and Exchange Commission on May 4, 2018, were affected or made as part of this filing. This Form 10-Q/A should be read in conjunction with the original Form 10-Q report.  This report on Form 10-Q/A is presented as of the filing date of the original Form 10-Q report and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the correction described above.

Item 6.	Exhibits

See Exhibit Index to this Form 10-Q/A report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 7, 2018
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ David W. Johnson
David W. Johnson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index	JOHNSON OUTDOORS INC.

Exhibit Index to Quarterly Report on Form 10-Q/A
Exhibit Number	Description

31.1
Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Previously furnished with the Form 10-Q report for the quarter ended March 30, 2018 filed with the Securities and Exchange Commission on May 4, 2018 and incorporated herein by reference.)

31.2
Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Previously furnished with the Form 10-Q report for the quarter ended March 30, 2018 filed with the Securities and Exchange Commission on May 4, 2018 and incorporated herein by reference.)

32 (1)
Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Previously furnished with the Form 10-Q report for the quarter ended March 30, 2018 filed with the Securities and Exchange Commission on May 4, 2018 and incorporated herein by reference.)

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