Form 10-Q
period 2018-06-29
JOHNSON OUTDOORS INC
filed 2018-08-07
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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

As of July 27, 2018, 8,855,015 shares of Class A and 1,211,686 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index
JOHNSON OUTDOORS INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	$170,779	$155,274	$453,136	$398,810
Cost of sales	91,446	84,644	250,797	226,702
Gross profit	79,333	70,630	202,339	172,108
Operating expenses:
Marketing and selling	31,191	29,438	89,280	79,056
Administrative management, finance and information systems	11,071	11,584	32,713	33,146
Research and development	5,116	4,871	15,352	14,239
Total operating expenses	47,378	45,893	137,345	126,441
Operating profit	31,955	24,737	64,994	45,667
Interest income	(172)	(52)	(493)	(84)
Interest expense	55	77	170	687
Other (income) expense, net	293	(848)	(4,231)	(2,288)
Profit before income taxes	31,779	25,560	69,548	47,352
Income tax expense	8,009	9,007	23,923	12,784
Net income	$23,770	$16,553	$45,625	$34,568

Weighted average common shares - Basic:
Class A	8,739	8,688	8,727	8,670
Class B	1,212	1,212	1,212	1,212
Participating securities	50	28	49	26
Weighted average common shares - Dilutive	10,001	9,928	9,988	9,908
Net income per common share - Basic:
Class A	$2.40	$1.68	$4.62	$3.50
Class B	$2.19	$1.52	$4.20	$3.18
Net income per common share - Diluted:
Class A	$2.37	$1.65	$4.54	$3.45
Class B	$2.37	$1.65	$4.54	$3.45
Dividends declared per common share:
Class A	$0.12	$0.09	$0.32	$0.27
Class B	$0.11	$0.08	$0.29	$0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Comprehensive income:
Net income	$23,770	$16,553	$45,625	$34,568
Other comprehensive income (loss):
Foreign currency translation	(2,442)	2,350	(2,213)	(523)
Write off of currency translation adjustment gain	61	—	(2,290)	—
Change in pension plans, net of tax of $12, $100, $100 and $208, respectively	38	165	315	340
Total other comprehensive income (loss)	(2,343)	2,515	(4,188)	(183)
Total comprehensive income	$21,427	$19,068	$41,437	$34,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	June 29, 2018	September 29, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$104,277	$63,810	$53,741
Short term investments	25,000	46,607	40,000
Accounts receivable, net	80,877	46,814	79,292
Inventories	77,299	79,148	68,239
Other current assets	1,012	4,470	2,495
Total current assets	288,465	240,849	243,767
Property, plant and equipment, net of accumulated depreciation of $129,028, $132,567 and $132,188, respectively	54,152	48,938	48,239
Deferred income taxes	12,829	22,632	22,291
Goodwill	11,184	11,238	11,201
Other intangible assets, net	12,716	13,476	13,727
Other assets	18,205	16,526	15,732
Total assets	$397,551	$353,659	$354,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,978	$31,686	$33,889
Accrued liabilities:
Salaries, wages and benefits	17,590	21,825	17,211
Accrued warranty	8,897	6,393	6,251
Income taxes payable	11,551	5,434	8,647
Accrued discounts and returns	6,450	5,137	5,751
Other	14,780	13,602	15,140
Total current liabilities	92,246	84,077	86,889
Deferred income taxes	1,775	1,845	1,232
Retirement benefits	3,788	8,844	11,355
Other liabilities	17,682	15,889	15,557
Total liabilities	115,491	110,655	115,033
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding:	442	442	442
June 29, 2018: 8,785,735
September 29, 2017: 8,784,513
June 30, 2017: 8,783,099
Class B shares issued and outstanding:	61	61	61
June 29, 2018: 1,211,686
September 29, 2017: 1,211,686
June 30, 2017: 1,211,686
Capital in excess of par value	74,229	72,801	72,143
Retained earnings	209,169	166,905	167,304
Accumulated other comprehensive income	805	4,993	2,171
Treasury stock at cost, shares of Class A common stock: 67,655, 67,137 and 67,137, respectively	(2,646)	(2,198)	(2,197)
Total shareholders’ equity	282,060	243,004	239,924
Total liabilities and shareholders’ equity	$397,551	$353,659	$354,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	June 29, 2018	June 30, 2017
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$45,625	$34,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,901	8,699
Amortization of intangible assets	716	978
Amortization of deferred financing costs	51	270
Write off of currency translation adjustment gain	(2,290)	—
Stock based compensation	1,585	1,377
Gain on disposal of productive assets	(1,262)	(205)
Pension contributions	(5,140)	(1,308)
Deferred income taxes	9,780	(3,073)
Change in operating assets and liabilities:
Accounts receivable, net	(34,798)	(37,503)
Inventories, net	1,218	380
Accounts payable and accrued liabilities	8,685	19,443
Other current assets	3,526	2,191
Other non-current assets	—	18
Other long-term liabilities	463	335
Other, net	(34)	(284)
	37,026	25,886
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Purchase of short-term investments	(25,000)	(40,000)
Proceeds from sale of short-term investments	46,607	—
Proceeds from sale of productive assets	1,306	205
Capital expenditures	(14,653)	(8,147)
	8,260	(47,942)
CASH USED FOR FINANCING ACTIVITIES
Principal payments on term loans and other long-term debt	—	(7,374)
Common stock transactions	68	—
Debt issuance costs paid	(61)	—
Dividends paid	(3,164)	(2,669)
Purchases of treasury stock	(675)	(663)
	(3,832)	(10,706)
Effect of foreign currency rate changes on cash	(987)	(791)
Increase (Decrease) in cash and cash equivalents	40,467	(33,553)
CASH AND CASH EQUIVALENTS
Beginning of period	63,810	87,294
End of period	$104,277	$53,741

Supplemental Disclosure:
Cash paid for taxes	$8,049	$9,170
Cash paid for interest	117	447

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of June 29, 2018 and June 30, 2017, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2017 which was filed with the Securities and Exchange Commission on December 8, 2017.

Due to seasonal variations and other factors, the results of operations for the three and nine months ended June 29, 2018 are not necessarily indicative of the results to be expected for the Company’s full 2018 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

Accounts receivable are stated net of allowances for doubtful accounts of $1,446, $2,231 and $1,931 as of June 29, 2018, September 29, 2017 and June 30, 2017, respectively. The increase in net accounts receivable to $80,877 as of June 29, 2018 from $46,814 as of September 29, 2017 is attributable to the seasonal nature of the Company’s business and the resulting increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and nine month periods ended June 29, 2018 and June 30, 2017, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and nine month periods ended June 29, 2018 and June 30, 2017, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 46,776 and 95,068 for the three months ended June 29, 2018 and June 30, 2017, respectively, and 57,624 and 111,061 for the nine months ended June 29, 2018 and June 30, 2017, respectively.  Stock units that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive were 38,392 and 32,357 for the three month periods ended June 29, 2018 and June 30, 2017, respectively, and 39,605 and 34,746 for the nine month periods ended June 29, 2018 and June 30, 2017, respectively.

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for future equity incentive awards) there were a total of 578,880 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at June 29, 2018.

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

Index
JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the nine months ended June 29, 2018 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 29, 2017	95,068	$27.68
Non-vested stock grants	6,532	70.39
Restricted stock vested	(54,824)	25.36
Non-vested stock at June 29, 2018	46,776	36.37

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 9,377 and 17,832 during the nine month periods ended June 29, 2018 and June 30, 2017, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $106 and $219 for the three month periods ended June 29, 2018 and June 30, 2017, respectively, and $394 and $722 for the nine month periods ended June 29, 2018 and June 30, 2017, respectively.  Unrecognized compensation cost related to non-vested stock as of June 29, 2018 was $798, which amount will be amortized to expense through November 2021 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended June 29, 2018 and June 30, 2017 was $3,948 and $3,219, respectively.

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

A summary of RSU activity for the nine months ended June 29, 2018 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 29, 2017	60,642	$31.85
RSUs granted	27,868	67.82
RSUs vested	(8,931)	35.27
RSUs at June 29, 2018	79,579	44.06

Stock compensation expense, net of forfeitures, related to RSUs was $450 and $213 for the three months ended June 29, 2018 and June 30, 2017, respectively, and $1,149 and $640 for the nine months ended June 29, 2018 and June 30, 2017, respectively.  Unrecognized compensation cost related to non-vested RSUs as of June 29, 2018 was $1,532, which amount will be amortized to expense through September 2020 or adjusted for changes in future estimated or actual forfeitures.

Index
JOHNSON OUTDOORS INC.

Compensation expense related to units earned by employees is based upon the attainment of certain financial goals related to cumulative net sales and cumulative operating profit over a three-year performance period.  Awards are only paid if at least 80% of the target levels are met and maximum payouts are made if 120% or more of target levels are achieved.  The payouts for achievement at the threshold levels of performance are equal to 50% of the target award amount.  The payouts for achievement at maximum levels of performance are equal to 150% of the target award amount.  To the extent earned, awards are issued in shares of Company common stock after the end of the three-year performance period.

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

During the three month period ended June 29, 2018, the Company issued no shares of Class A common stock and recognized $20 of expense in connection with the Employees’ Stock Purchase Plan.  During the nine months ended June 29, 2018, the Company issued 1,740 shares of Class A common stock and recognized $41 of expense in connection with the Plan.  During the three and nine month periods ended June 30, 2017, the Company issued no shares of Class A common stock and recognized $10 and $15 of expense, respectively, in connection with the Plan.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company elected to adopt ASU 2017-07 at the beginning of the first quarter of fiscal 2018. The adoption of this standard resulted in a reduction of operating expense of $347 and an increase in other expense of $347 for the three months ended June 29, 2018 and a reduction of operating expense of $637 and an increase in other expense of $637 for the nine months ended June 29, 2018. There was no effect on the Company’s condensed consolidated balance sheet or statement of cash flows as a result of adopting this standard.

The Company made contributions to its pension plans of $47 and $1,043 for the three months ended June 29, 2018 and June 30, 2017, respectively, and contributions of $5,140 and $1,308 for the nine month periods ended June 29, 2018 and June 30, 2017, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended June 29, 2018 and June 30, 2017 were as follows:

Index
JOHNSON OUTDOORS INC.

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	272	215	794	783
Less estimated return on plan assets	(25)	347	572	895
Amortization of unrecognized losses	50	265	415	548
Net periodic benefit cost	$347	$133	$637	$436

6	INCOME TAXES

On December 22, 2017, the U.S. enacted comprehensive tax legislation generally referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The Tax Act included significant changes to existing tax law including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, a one-time repatriation tax on deferred foreign income (“Transition Tax”), deductions, credits and business-related exclusions.

Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides a one-year measurement period during which a company may complete its accounting for certain tax effects of the Tax Act impact as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.  Future adjustments to the provisional numbers are to be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

Accordingly, the additional provisional income tax of $6,763 as of June 29, 2018 reflects (i) the current year impacts of the Tax Act on the Company’s estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information currently available, prepared, or analyzed (including computations) in reasonable detail.

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

(ii)	The tax expense impact associated with the enactment of the U.S. Tax Act resulted in additional discrete tax expense in the current period as follows:

(thousands)	Nine Months Ended June 29, 2018
Transition tax (provisional)	$3,200
Net impact on U.S. deferred tax assets and liabilities (provisional)	3,563
Net impacts of the enactment of the Tax Act	$6,763

Within the calculation of the Company’s annual effective tax rate, the Company has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions.  For example, the Company anticipates that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the Company’s annual effective tax rate.

Index
JOHNSON OUTDOORS INC.

For the three and nine months ended June 29, 2018 and June 30, 2017, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Profit (loss) before income taxes	$31,779	$25,560	$69,548	$47,352
Income tax expense	8,009	9,007	23,923	12,784
Effective income tax rate	25.2%	35.2%	34.4%	27.0%

The change in the Company’s effective tax rate for the three months ended June 29, 2018 versus the prior year period was primarily due to the impact of the reduced federal statutory income tax rate on current year earnings from the enactment of the Tax Act.  During the current year quarter, the Company recorded no change to tax expense related to the estimated provisional amount previously recorded.

The change in the Company’s effective tax rate for the nine months ended June 29, 2018 versus the prior year period was primarily due to the impact of the $6,763 provisional tax expense generated by the enactment of the Tax Act in the current year period compared to a prior year foreign tax credit net tax benefit of approximately $4,200 generated by the repatriation of approximately $22,000 from foreign jurisdictions to the U.S.

Adverse changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions or changes in the Company’s geographic footprint may require changes in valuation allowances in order to reduce the Company’s deferred tax assets.  Such changes may drive fluctuations in the effective tax rate.  The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed, primarily in the foreign locations, is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended June 29, 2018 and June 30, 2017 were:

June 29, 2018	June 30, 2017
Australia	Australia
Austria	Austria
France	France
Indonesia	Indonesia
Italy
Japan
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Italy. As of the date of this report, the following tax years remain open to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2015-2017
Canada	2013-2017
France	2014-2017
Germany	2013-2017
Italy	2012-2017
Switzerland	2007-2017

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	June 29, 2018	September 29, 2017	June 30, 2017
Raw materials	$32,141	$32,826	$26,250
Work in process	77	48	168
Finished goods	45,081	46,274	41,821
	$77,299	$79,148	$68,239

8	GOODWILL

The changes in goodwill during the nine months ended June 29, 2018 and June 30, 2017 were as follows:

	June 29, 2018	June 30, 2017
Balance at beginning of period	$11,238	$11,196
Amount attributable to movements in foreign currency rates	(54)	5
Balance at end of period	$11,184	$11,201

The Company evaluates the carrying value of goodwill on an annual basis or more frequently when events and circumstances warrant such an evaluation.  In conducting this analysis, the Company uses the income approach to compare the reporting unit’s carrying value to its indicated fair value.  Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 13) below.

9	WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the nine months ended June 29, 2018 and June 30, 2017.

Index
JOHNSON OUTDOORS INC.

	June 29, 2018	June 30, 2017
Balance at beginning of period	$6,393	$4,326
Expense accruals for warranties issued during the period	7,485	5,386
Less current period warranty claims paid	4,981	3,461
Balance at end of period	$8,897	$6,251

10	CONTINGENCIES

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

The Company had no debt at June 29, 2018, September 29, 2017, or June 30, 2017.

Term Loans
On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in a 3% pre-payment penalty.  The Company’s term loans had a maturity date of September 29, 2029.   The interest rate in effect on the term loans was 5.50% at the date of repayment.

Revolvers
During the nine months ended June 29, 2018, the Company and certain of its subsidiaries entered into a new unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. (“the Lending Group”).  This credit facility replaced the Company’s previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Credit Agreement dated November 15, 2017 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the “New Revolving Credit Agreement” or “New Revolver”).  The New Revolver has an expiration date of November 15, 2022 and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the New Revolving Credit Agreement and subject to the approval of the lenders.

The interest rate on the New Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate in effect on the Company’s revolving credit agreement at June 29, 2018 and June 30, 2017 was approximately 3.1% and 2.5%, respectively.

The New Revolving Credit Agreement restricts the Company’s ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of June 29, 2018 or June 30, 2017.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $279 and $279 at June 29, 2018 and June 30, 2017, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 15% of the Company’s revenues for the nine month period ended June 29, 2018 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 6% were denominated in Canadian dollars and approximately 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

During the nine months ended June 29, 2018, the Company recognized a currency translation gain of $2,290 related to the liquidation of a foreign subsidiary. This gain is reported as a component of “Other (income) expense, net” in the accompanying Condensed Consolidated Statements of Operations.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 29, 2018 and June 30, 2017, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at June 29, 2018, September 29, 2017 and June 30, 2017 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Index
JOHNSON OUTDOORS INC.

Valuation Techniques

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  The mark to market adjustments are recorded in “Other (income) expense, net” in the accompanying Condensed Consolidated Statements of Operations.  The offsetting deferred compensation liability is also reported at fair value and is included in “Other liabilities” in the Company’s Condensed Consolidated Balance Sheets. Changes in the liability are recorded in “Administrative management, finance and information systems” expense in the accompanying Condensed Consolidated Statements of Operations.

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

The following table summarizes the Company’s financial assets measured at fair value as of June 29, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$16,659	$—	$—	$16,659

The following table summarizes the Company’s financial assets measured at fair value as of September 29, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$14,932	$—	$—	$14,932

The following table summarizes the Company’s financial assets measured at fair value as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$14,071	$—	$—	$14,071

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended June 29, 2018 and June 30, 2017 was:

Index
JOHNSON OUTDOORS INC.

		Three Months Ended
	Location of (income) loss recognized in Statement of Operations	June 29, 2018	June 30, 2017
Rabbi trust assets	Other (income) expense, net	$(283)	$(499)

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the nine month periods ended June 29, 2018 and June 30, 2017 was:

		Nine Months Ended
	Location of (income) loss recognized in Statement of Operations	June 29, 2018	June 30, 2017
Rabbi trust assets	Other (income) expense, net	$(854)	$(1,050)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three or nine month periods ended June 29, 2018 or June 30, 2017.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The ASU includes provisions intended to simplify the measurement of inventory and to more clearly articulate the requirements for the measurement and disclosure of inventory. Under such provisions, an entity should measure inventory within the scope of this amendment at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this standard at the beginning of the first quarter of fiscal 2018. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU includes, among other provisions, one that will require presentation of the service cost component of net benefit cost in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations.  This amendment is effective for annual periods beginning after December 15, 2017 and the interim periods within those annual periods.  The Company elected to adopt this accounting standard at the beginning of the first quarter of fiscal 2018. See Note 5 “Pension Plans” of these Notes to Condensed Consolidated Financial Statements for information regarding the effect of this new accounting standard.

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

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and nine month periods ended June 29, 2018, combined net sales to one customer of the Company’s Fishing, Camping and Watercraft Recreation segments represented approximately $26,755 and $76,035, respectively, of the Company’s consolidated revenues.  There was no single customer that represented more than 10% of the Company’s total net sales during either of the three or nine month periods ended June 30, 2017.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index
JOHNSON OUTDOORS INC.

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017	September 29, 2017
Net sales:
Fishing:
Unaffiliated customers	$121,765	$103,808	$335,965	$276,187
Interunit transfers	155	166	368	282
Camping:
Unaffiliated customers	13,898	12,115	29,810	29,213
Interunit transfers	17	14	33	26
Watercraft Recreation:
Unaffiliated customers	14,000	17,199	29,138	38,477
Interunit transfers	115	91	142	117
Diving
Unaffiliated customers	20,766	21,814	57,565	54,411
Interunit transfers	8	170	17	492
Other / Corporate	350	338	658	522
Eliminations	(295)	(441)	(560)	(917)
Total	$170,779	$155,274	$453,136	$398,810
Operating profit (loss):
Fishing	$33,044	$24,293	$77,871	$54,324
Camping	2,154	1,452	1,732	1,691
Watercraft Recreation	661	2,417	(653)	2,466
Diving	1,503	1,218	1,132	468
Other / Corporate	(5,407)	(4,643)	(15,088)	(13,282)
	$31,955	$24,737	$64,994	$45,667
Total assets (end of period):
Fishing			$147,479	$137,259	$128,706
Camping			34,368	29,777	32,652
Watercraft Recreation			23,259	26,551	20,222
Diving			58,763	55,410	58,190
Other / Corporate			133,682	105,960	113,889
			$397,551	$354,957	$353,659
1

16	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended June 29, 2018 were as follows:

Index
JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 30, 2018	$9,057	$(5,909)	$3,148
Other comprehensive loss before reclassifications	(2,442)	—	(2,442)
Amounts reclassified from accumulated other comprehensive income	61	50	111
Tax effects	—	(12)	(12)
Balance at June 29, 2018	$6,676	$(5,871)	$805

The changes in AOCI by component, net of tax, for the three months ended June 30, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$7,652	$(7,996)	$(344)
Other comprehensive loss before reclassifications	2,350	—	2,350
Amounts reclassified from accumulated other comprehensive income	—	265	265
Tax effects	—	(100)	(100)
Balance at June 30, 2017	$10,002	$(7,831)	$2,171

The changes in AOCI by component, net of tax, for the nine months ended June 29, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2017	$11,179	$(6,186)	$4,993
Other comprehensive loss before reclassifications	(2,213)	—	(2,213)
Amounts reclassified from accumulated other comprehensive income	(2,290)	415	(1,875)
Tax effects	—	(100)	(100)
Balance at June 29, 2018	$6,676	$(5,871)	$805

The changes in AOCI by component, net of tax, for the nine months ended June 30, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$10,525	$(8,171)	$2,354
Other comprehensive income before reclassifications	(523)	—	(523)
Amounts reclassified from accumulated other comprehensive income	—	548	548
Tax effects	—	(208)	(208)
Balance at June 30, 2017	$10,002	$(7,831)	$2,171

Index
JOHNSON OUTDOORS INC.

The reclassifications out of AOCI for the three months ended June 29, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$50	Other income and expense
Tax effects	(12)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation adjustment gain	61	Other income and expense
Total reclassifications for the period	$99

The reclassifications out of AOCI for the three months ended June 30, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$265	Cost of sales / Operating expense
Tax effects	(100)	Income tax expense
Total reclassifications for the period	$165

The reclassifications out of AOCI for the nine months ended June 29, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$415	Other income and expense
Tax effects	(100)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation adjustment gain	(2,290)	Other income and expense
Total reclassifications for the period	$(1,975)

The reclassifications out of AOCI for the nine months ended June 30, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$548	Cost of sales / Operating expense
Tax effects	(208)	Income tax expense
Total reclassifications for the period	$340

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended June 29, 2018 and June 30, 2017.  All monetary amounts, other than share and per share amounts, are stated in thousands.

Index
JOHNSON OUTDOORS INC.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 8, 2017 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; any disruptions in the Company’s supply chain as a result of material fluctuations in the Company’s order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company’s products;  the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Index
JOHNSON OUTDOORS INC.

Highlights

Net sales of $170,779 for the third quarter of fiscal 2018 increased $15,505, or 10%, from the same period in the prior year reflecting record sales volumes in the Fishing business.  This sales volume increase was the primary driver of a $7,218 improvement in operating profit over the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The third fiscal quarter falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2017		2016		2015
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	1%	20%	-4%	16%	-41%
March	30%	45%	31%	66%	31%	43%
June	32%	54%	32%	59%	33%	92%
September	19%	—%	17%	-21%	20%	6%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales:
Fishing	$121,920	$103,974	$336,333	$276,469
Camping	13,915	12,129	29,843	29,239
Watercraft Recreation	14,115	17,290	29,280	38,594
Diving	20,774	21,984	57,582	54,903
Other / Eliminations	55	(103)	98	(395)
Total	$170,779	$155,274	$453,136	$398,810
Operating profit (loss):
Fishing	$33,044	$24,293	$77,871	$54,324
Camping	2,154	1,452	1,732	1,691
Watercraft Recreation	661	2,417	(653)	2,466
Diving	1,503	1,218	1,132	468
Other / Eliminations	(5,407)	(4,643)	(15,088)	(13,282)
Total	$31,955	$24,737	$64,994	$45,667

Index
JOHNSON OUTDOORS INC.

See “Note 15 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended June 29, 2018 were $170,779, an increase of $15,505, or 10%, compared to $155,274 for the three months ended June 30, 2017.  Foreign currency translation had a favorable impact of 1% on current year third quarter net sales compared to the prior year’s third quarter.

Net sales for the three months ended June 29, 2018 for the Fishing business were $121,920, up $17,946, or 17%, from $103,974 during the third fiscal quarter of the prior year.  Strong performance of new products drove the growth over the prior year quarter.

Net sales for the Camping business were $13,915 for the third quarter of the current fiscal year, an increase of $1,786, or 15%, from the prior year net sales during the same period of $12,129.  The increase was driven by higher sales in military and Eureka consumer tents and increases in Jetboil sales, which were offset in part by the divestiture of the Silva brand since the prior year quarter.

Net sales for the third quarter of fiscal 2018 for the Watercraft Recreation business were $14,115, a decrease of $3,175, or 18%, compared to $17,290 in the prior year same period due primarily to a weakened kayak market as well as lost distribution related to retail consolidations.

Diving net sales were $20,774 for the three months ended June 29, 2018 versus $21,984 for the three months ended June 30, 2017, a decrease of $1,210, or 6%.  The decrease was driven primarily by the closure of the Japan entity which was offset in part by foreign currency translation which impacted Diving’s third quarter sales favorably by 3% versus the prior year’s third fiscal quarter.

For the nine months ended June 29, 2018, consolidated net sales increased 14% to $453,136 compared to $398,810 for the nine months ended June 30, 2017.  Foreign currency translation had a favorable impact of 1% on current year to date net sales compared to the prior year period.

Net sales for the nine months ended June 29, 2018 for the Fishing business were $336,333, up $59,864, or 22%, from $276,469 for the first nine months of the prior year.  Strong performance of new products was the primary driver of the increase over the prior year to date period.

Net sales for the Camping business were $29,843 for the nine months ended June 29, 2018, an increase of $604, or 2%, from the prior year net sales during the same period of $29,239.  An increase in Jetboil sales was offset in part by the divestiture of the Silva brand as noted above.

Net sales for the first nine months of fiscal 2018 for the Watercraft Recreation business were $29,280, a decrease of $9,314, or 24%, compared to $38,594 in the prior year period.  The decline was due primarily to a weakened kayak market as well as lost distribution related to retail consolidations.

Diving net sales were $57,582 for the nine months ended June 29, 2018 versus $54,903 for the nine months ended June 30, 2017, an increase of $2,679, or 5%.  Foreign currency translation impacted Diving’s year to date sales favorably by 5% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended June 29, 2018 was $91,446 compared to $84,644 for the three months ended June 30, 2017.  The increase year over year was driven primarily by higher sales volume in the current year quarter over the prior year quarter.

Index
JOHNSON OUTDOORS INC.

For the nine months ended June 29, 2018, cost of sales was $250,797 compared to $226,702 in the same period of the prior year.  The increase year over year was again driven primarily by higher sales volume in the current year to date period over the prior year to date period.

The Company’s business is impacted by international or cross-border trade, including related to tariffs and trade tensions among nations.  The Company is currently analyzing the future impact of recently announced changes in U.S. trade policies, including the announcement of new tariffs on the import of components and other supplies from certain foreign countries, on its cost of sales, operating profit and net income.

Gross Profit Margin

For the three months ended June 29, 2018, gross profit as a percentage of net sales was 46.5% compared to 45.5% in the three month period ended June 30, 2017.  Favorable product mix was the primary driver of the improvement year over year.

For the nine months ended June 29, 2018, gross profit as a percentage of net sales was 44.7% compared to 43.2% in the nine months ended June 30, 2017.  Favorable product mix, lower inventory reserves and overhead efficiencies driven by sales volume increases were the primary drivers of the improvement over the prior year to date period.

Operating Expenses

Operating expenses were $47,378 for the three months ended June 29, 2018 compared to $45,893 for the three months ended June 30, 2017.  The increase of $1,485 was primarily due to higher sales volume related expenses between quarters, such as marketing and selling expenses.

Operating expenses were $137,345 for the nine months ended June 29, 2018 compared to $126,441 for the nine months ended June 30, 2017.  Increased sales volume related expenses, headcount and discretionary compensation expense, warranty costs and professional services related to the Company’s digital initiatives in the current year to date period were the primary drivers of the increase over the same period in the prior year.

Operating Profit

Operating profit on a consolidated basis for the three month period ended June 29, 2018 was $31,955 compared to an operating profit of $24,737 in the third quarter of the prior fiscal year.   The improvement year over year was driven primarily by the increased sales volume between quarters and the other factors noted above.

Operating profit on a consolidated basis for the nine months ended June 29, 2018 was $64,994 compared to an operating profit of $45,667 in the prior year to date period.   The improvement year over year was driven primarily by the increased sales volume between periods and the other factors noted above.

Interest

For the three months ended June 29, 2018, interest expense was $55 compared to $77 in the three months ended June 30, 2017.  Interest expense was $170 for the nine months ended June 29, 2018 compared to $687 for the nine months ended June 30, 2017.   The decrease in the current year-to-date period was due primarily to the write off of deferred financing costs and a 3% prepayment penalty triggered by the prepayment of the Company’s term loans occurring during the first quarter of fiscal 2017.

Interest income for the three month periods ended June 29, 2018 and June 30, 2017 was $172 and $52, respectively. For the nine months ended June 29, 2018, interest income was $493 compared to $84 for the nine months ended June 30, 2017.   The increase in income year over year was driven by interest earnings on short term investments and interest bearing cash in fiscal 2018 versus the corresponding periods of fiscal 2017.

Index
JOHNSON OUTDOORS INC.

Other (Income) Expense, net

Other expense was $293 for the three months ended June 29, 2018 compared to other income of $848 in the prior year period.  For the three months ended June 29, 2018, foreign currency exchange losses were $213 compared to gains of $147 for the three months ended June 30, 2017.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $345 in the three month period ended June 29, 2018 compared to investment gains and earnings of $558 in the three month period ended June 30, 2017.

For the nine months ended June 29, 2018, other income was $4,231 compared to other income of $2,288 in the nine months ended June 30, 2017.  Foreign currency exchange gains were $2,393 for the nine months ended June 29, 2018 compared to gains of $658 for the nine months ended June 30, 2017.  The current nine month period reflects a gain of $2,290 on the recognition of currency translation adjustments related to the liquidation of the Company’s subsidiary in Japan.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $1,132 for the nine months ended June 29, 2018 compared to investment gains and earnings of $1,456 for the nine months ended June 30, 2017.  The gain on sale of certain trademarks in the Camping business of approximately $1,200 was also included in Other income for the nine months ended June 29, 2018.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rates for the three and nine month periods ended June 29, 2018 were 25.2% and 34.4%, respectively, compared to 35.2% and 27.0%, respectively, in the corresponding periods of the prior year.

The change in the Company’s effective tax rate for the nine month period ended June 29, 2018 versus the prior year nine month period was primarily due to the impact of a $6,763 provisional tax expense generated by the enactment of comprehensive tax legislation generally referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) in the current year to date period.  Additionally, in the prior year to date period, the tax rate was impacted by a foreign tax credit net tax benefit of roughly $4,200 generated by the repatriation of approximately $22,000 to the U.S. from foreign jurisdictions in that period.

The Tax Act, enacted on December 22, 2017, reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.  The impact from the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% was effective as of January 1, 2018.  When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment and as a result the Company calculated a U.S. federal statutory income tax rate of 24.5% for the current fiscal year ending September 28, 2018.  The Company expects the U.S. federal statutory income tax rate to be 21% for fiscal years beginning after September 28, 2018.

As of June 29, 2018, the Company has not yet completed its accounting for the tax effects of the Tax Act; however, within the calculation of the Company’s annual effective tax rate, the Company has made a reasonable estimate of the one-time transition tax and its effect on the Company’s existing deferred tax balances that may change as a result of future guidance, interpretation and rule-making from the Internal Revenue Service, the SEC and the FASB and/or various other taxing jurisdictions.  For example, the company anticipates that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the Company’s annual effective tax rate.

Net Income

Net income for the three months ended June 29, 2018 was $23,770, or $2.37 per diluted common class A and B share, compared to net income of $16,553, or $1.65 per diluted common class A and B share, for the third quarter of the prior fiscal year.

Net income for the nine months ended June 29, 2018 was $45,625, or $4.54 per diluted common class A and B share, compared to net income of $34,568, or $3.45 per diluted common class A and B share, for the nine months ended June 30, 2017.

Index
JOHNSON OUTDOORS INC.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $129,277 as of June 29, 2018, compared to cash and cash equivalents and short term investments of $93,741 as of June 30, 2017.  The Company’s debt to total capitalization ratio was 0% as of June 29, 2018 and June 30, 2017.  The Company’s total debt balance was $0 as of June 29, 2018 and June 30, 2017.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $80,877 as of June 29, 2018, an increase of $1,585 compared to $79,292 as of June 30, 2017.  Inventories, net of inventory reserves, were $77,299 as of June 29, 2018, an increase of $9,060, compared to $68,239 as of June 30, 2017.  Accounts payable were $32,978 at June 29, 2018 compared to $33,889 as of June 30, 2017.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
(thousands)	June 29, 2018	June 30, 2017
Cash provided by (used for):
Operating activities	$37,026	$25,886
Investing activities	8,260	(47,942)
Financing activities	(3,832)	(10,706)
Effect of foreign currency rate changes on cash	(987)	(791)
Increase (Decrease) in cash and cash equivalents	$40,467	$(33,553)

Operating Activities

Cash provided by operations totaled $37,026 for the nine months ended June 29, 2018 compared with cash provided by operations of $25,886 during the corresponding period of the prior fiscal year.  The increase over the prior year nine month period was due primarily to the $11,057 increase in net income.  Depreciation and amortization charges were $9,617 for the nine month period ended June 29, 2018 compared to $9,677 for the corresponding period of the prior year.

Investing Activities

Cash provided by investing activities totaled $8,260 for the nine months ended June 29, 2018 compared to $47,942 of cash used for investing activities for the corresponding period of the prior fiscal year.  The current year period reflects net proceeds from the change in the level of short-term investments of $21,607 versus the purchase of $40,000 of short-term investments in the prior year period. Cash usage for capital expenditures totaled $14,653 for the current year to date period and $8,147 for the prior year to date period.  The increase in expenditures in the current year period was primarily related to a planned global systems infrastructure upgrade and investments in digital transformation. The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2018 are expected to be funded by working capital.

Financing Activities

Cash flows used for financing activities totaled $3,832 for the nine months ended June 29, 2018 compared to cash flows used for financing activities of $10,706 for the nine month period ended June 30, 2017.  The year over year change was due primarily to repayments of debt in the prior year period.

Index
JOHNSON OUTDOORS INC.

On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in payment of a 3% pre-payment penalty.  The Company’s term loans had a maturity date of September 29, 2029.   The interest rate in effect on the term loans was 5.50% at the date of repayment.

During the quarter ended December 29, 2017, the Company and certain of its subsidiaries entered into a new unsecured revolving credit facility with PNC Bank National Association and Associated Bank, N.A. (“the Lending Group”).  This credit facility replaced the Company’s previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Credit Agreement dated November 15, 2017 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the “New Revolving Credit Agreement” or “New Revolver”).  The New Revolver has an expiration date of November 15, 2022 and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the New Revolving Credit Agreement and subject to the approval of the lenders.  The New Revolving Credit Agreement restricts the Company’s ability to incur additional debt and includes maximum leverage ratios and minimum interest coverage ratio covenants.

The interest rate on the New Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin on the New Revolver ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Company’s revolving credit agreement at June 29, 2018 and June 30, 2017 was approximately 3.1% and 2.5%, respectively.

As of June 29, 2018 the Company held approximately $35,623 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at June 29, 2018.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$19,718	$1,498	$10,114	$5,914	$2,192
Open purchase orders	66,807	66,807	—	—	—
Contractually obligated interest payments	492	28	225	225	14
Total contractual obligations	$87,017	$68,333	$10,339	$6,139	$2,206

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $279 and $279 at June 29, 2018 and June 30, 2017, respectively.

The Company anticipates making contributions of $47 to its defined benefit pension plans during the remainder of fiscal 2018.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.”  There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended June 29, 2018.

Index
JOHNSON OUTDOORS INC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 15% of the Company’s revenues for the nine month period ended June 29, 2018 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 6% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 29, 2018 and June 30, 2017, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated or debt is repaid.  The Company is subject to interest rate risk on its seasonal working capital needs if such needs are funded with short term floating rate debt.

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
Signatures Dated: August 7, 2018
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.