Form 10-K
period 2018-09-28
JOHNSON OUTDOORS INC
filed 2018-12-07
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 23, 2018, 8,787,360 shares of Class A and 1,211,686 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $307,000,000 on March 30, 2018 (the last business day of the registrant’s most recently completed fiscal second quarter) based on approximately 4,955,000 shares of Class A common stock held by non-affiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $62.00 per share, the closing price of the Class A common stock as reported on the NASDAQ Global Select MarketSM on March 29, 2018 (the last trading day of the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family, as defined herein) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in US trade policies, tariffs, and the reaction of other countries to such changes; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company's customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company's products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Fishing

The Company’s Fishing segment key brands are: Minn Kota electric motors for quiet trolling or primary propulsion, marine battery chargers and shallow water anchors; Humminbird sonar and GPS equipment for fishfinding, navigation and marine cartography; and Cannon downriggers for controlled-depth fishing. Minn Kota trolling motors and shallow water anchors and Cannon downriggers are designed and manufactured primarily at the Company's Mankato, Minnesota facility. Humminbird sonar and GPS equipment are designed and manufactured in Eufaula, Alabama and Alpharetta, Georgia.

Fishing brands and related accessories are sold across the globe, with the majority of sales coming from North America through large outdoor specialty retailers, such as Bass Pro Shops and Cabela’s; large retail store chains; marine products distributors; original equipment manufacturers (OEM) of boat brands such as Tracker, Skeeter and Ranger; and internet retailers and distributors.  The Company also sells direct to consumers via its Minn Kota and Humminbird websites.  Markets outside of North America are accessed through a network of international distributors.

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

Eureka! consumer tents, sleeping bags, camping furniture, camping stoves and other recreational camping products are mid- to high-price range products sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers and direct to consumer via the Eureka! brand website. Marketing of the Company’s tents, sleeping bags and other recreational camping products is focused on building the Eureka! brand name and establishing the Company as a leader in tent design and innovation. The Company’s consumer camping tents and sleeping bags are produced by third party manufacturing sources in Asia.  Eureka! camping products are sold under license in Japan and Australia.  Consumer marketing and promotion activities include:  digital marketing and social media networks; print advertising and editorial coverage in general outdoor magazines.

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

Jetboil portable outdoor cooking systems, single burner and two burner stoves, and accessories are sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers, and direct to consumer via the Jetboil brand website.  Marketing of Jetboil systems is focused on building brand awareness and leadership in product features and innovation. Jetboil products are produced at both the Company’s operating location in Manchester, New Hampshire and by third party manufacturing sources in Asia.  Jetboil products are sold in approximately 30 countries around the world.  Markets outside of North America are accessed through a network of international distributors.

During fiscal 2018, the Company sold its Silva North America trademark rights to Silva Sweden AB.

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

The Company’s kayaks, canoes and accessories are sold through multiple channels in the U.S., Europe and the Pacific Basin with an emphasis on independent specialty retailers and large outdoor retailers.  The Company also sells equipment direct to consumers via the Old Town and Ocean Kayak websites.  The Company has a network of distributors who sell Company products outside of North America.

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

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, buoyancy compensators, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO diving equipment is marketed to the premium segment and high performance technical diving market. Products are sold via select distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including regular maintenance, product repair, diving education and travel programs.  The Company also sells diving gear direct to consumers via the SCUBAPRO website and to dive training centers, resorts, public safety units and armed forces around the world.

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

International Operations

See Note 12 to the consolidated financial statements included elsewhere in this report for financial information regarding the Company’s domestic and international operations. See Note 1, subheading “Foreign Operations and Related Derivative Financial Instruments,” to the consolidated financial statements included elsewhere in this report, along with the information under “Risk Factors” below, for information regarding risks related to the Company’s foreign operations.

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

The Company expenses research and development costs as incurred, except for software development for new electronics products and bathymetry data collection and processing.  These software development and bathymetry data collection and processing costs are capitalized once technological feasibility is established and then amortized over the expected useful life of the software or database. The amounts expensed by the Company in connection with research and development activities for each of the last three fiscal years are set forth in the Company’s Consolidated Statements of Operations included elsewhere in this report.

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

Humminbird’s main competitors in the market for on-boat electronics are Garmin™, Lowrance™, Simrad and Raymarine®.  Competition in this business is primarily focused on the quality of sonar imaging and display, easy to use graphical interfaces as well as the integration of mapping and GPS technology.  Humminbird products contain marine cartography features.  Competitors offering marine cartography products include Navionics®, owned by Garmin, and C-Map®, owned by Navico.  Competition in this business focuses primarily on quality of data and quantity of available charts for inland lakes and ocean shoreline.

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

Backlog

Unfilled orders for future delivery of products totaled approximately $61 million at September 28, 2018.  For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates.

Employees

At September 28, 2018, the Company had approximately 1,200 regular, full-time employees.  The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

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

Seasonality

The Company’s products are warm-weather, outdoor recreation-related, which results in seasonal variations in sales and profitability. This seasonal variability is due to customers’ increasing their inventories in the quarters ending March and June, the primary selling season for the Company’s outdoor recreation products, with lower inventory volumes during the quarters ending September and December. The Company mitigates the seasonality of its businesses somewhat by encouraging customers to purchase and take delivery of products more evenly through the year.  The following table shows, for the past three fiscal years, the total consolidated net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year.

	Fiscal Year
	2018		2017		2016
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	11%	19%	1%	20%	(4)%
March	31%	41%	30%	45%	31%	66%
June	31%	51%	32%	54%	32%	59%
September	17%	(3)%	19%	0%	17%	(21)%
	100%	100%	100%	100%	100%	100%

Environment and Climate Change

The Company is subject to various supranational, federal, state and local environmental laws, ordinances, regulations, and other requirements of governmental authorities.  We believe we comply with such laws and regulations.  Expenditures on environmental compliance have not had, and we believe in the future, are not expected to have, a material adverse effect on the Company’s capital expenditures, earnings or competitive position.  We do not believe that any direct or indirect consequences of legislation related to climate change will have a material adverse effect on our operating costs, facilities or products.

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

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Navico, Garmin, Confluence Outdoor and Aqua Lung International, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, we may face competition from new participants in our markets because some of the outdoor recreation product industries have limited barriers to entry. We experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. Consolidation of our retail markets could result in fewer but larger retail customers, which may further result in lower selling prices or reduced sales volumes of our products or greater competition for shelf space in these retail markets.  Further, financial distress or bankruptcies in our retail markets could negatively impact our operating results and cash flows.  If we cannot compete in our product markets successfully in the future, our net sales, profitability and cash flows will likely decline.

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

As a manufacturer and distributor of consumer products, we could be required to repurchase or recall one or more of our products if they are found to not meet quality or safety standards or be defective.  A repurchase or recall of our products could be costly to us and could damage the reputation of our brands.  If we were required to remove, or voluntarily remove our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.  As a result, product recalls could have a material adverse effect on our business, results of operations and financial condition.

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

As of October 17, 2018, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 76% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 96% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

We have, as part of our strategy, historically pursued strategic acquisitions.  The pursuit of future growth through acquisitions involves significant risks that could have a material adverse effect on our business.  Risks associated with integrating strategic acquisitions include:

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

Additionally, in the event of catastrophic acts of nature such as fires, tsunamis, hurricanes and earthquakes or a rapid increase in production demands, either we, or our suppliers may experience supply shortages of raw materials or components.  This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints.  As our industry consolidates its supply base in order to manage the costs of purchased goods and services, there is greater dependence on fewer sources of supply for certain components and materials used in our products, which could increase the possibility of a supply shortage of any particular component.  If we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source.  Such production interruptions could impede a ramp-up in production and could have a material adverse effect on our business, results of operations and financial condition.

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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 16% of our revenues for the year ended September 28, 2018 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars with the remaining 3% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:

•	economic and political instability;
•	restrictive actions by foreign governments;
•	opportunity costs and reputational damage related to the presence of counterfeit versions of the Company’s products in such foreign markets;
•	greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
•	changes in tariffs, import duties or import or export restrictions;
•	timely shipping of product and unloading of product, including the timely rail/truck delivery to our warehouses and/or a customer’s warehouse of our products;
•	complications in complying with the laws and policies of the United States affecting the importation of goods, including tariffs, duties, quotas and taxes;
•	required compliance with U.S. laws that impact the Company’s operations in foreign jurisdictions that do not impact local operating companies; and
•	complications in complying with trade and foreign tax laws.

Any of these risks could disrupt the supply of our products or increase our expenses.  In particular, the uncertainty regarding the ability of certain European countries to continue to service their sovereign debt obligations and the related financial restructuring efforts by European governments, as well as the impact of the decision of the United Kingdom to withdraw from the European Union, may cause the value of several European currencies, including the euro, to fluctuate, which may adversely affect our non-U.S. dollar sales and earnings.  As we have manufacturing operations in Italy, a significant disruption of the political or financial systems there could put these manufacturing operations at risk, which could ultimately adversely affect our profitability or operating results.

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Recent changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. More tariff changes are also possible. We have developed strategies to mitigate previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate the impact of tariff increases in substantial part on our financial and operating results. Further, uncertainties about future tariff changes could result in mitigation actions undertaken by us that could prove to be detrimental to our business and our relationships with our customers and suppliers.

The recently implemented tariffs are estimated to negatively impact our fiscal 2019 operating profit in the range of $6 million to $9 million, which includes any expected benefit of mitigation efforts contemplated by us and which are identified to date.

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

Cyber security vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.

Increased global cyber security vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cyber security failures resulting from human error and technological errors, pose a risk to our systems, products and data as well as potentially to our employees’, customers’ and suppliers’ data. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the impact from such threats will not be material to our financial results or reputation and it could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions, any of which may adversely affect our profitability or operating results.

Our failure to adequately protect personal information could have a material adverse effect on our business.

A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data (including with respect to the European Union's General Data Protection Regulation). These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. The evolving data protection regulatory environment may require significant management attention and financial resources to analyze and modify our information technology infrastructure to meet these changing requirements all of which could reduce our operating margins and impact our operating results and financial condition.

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. We believe there are approximately 4,955,000 shares of our Class A common stock held by non-affiliates as of October 17, 2018. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

As of September 28, 2018, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

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
Toronto, Canada (Fishing)
Nuremberg, Germany (Diving)
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

Market Information

Certain information with respect to this item is included in Notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global Select MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of October 17, 2018, the Company had approximately 540 holders of record of its Class A common stock and 24 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended September 28, 2018, September 29, 2017 and September 30, 2016 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Stock prices:
High	$75.21	$44.86	$24.24	$74.48	$37.77	$22.99	$86.66	$48.85	$26.75	$105.16	$73.28	$36.62
Low	59.92	34.72	21.43	60.16	31.68	19.69	61.82	33.38	20.79	78.92	46.68	26.09

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

Quarterly dividends declared in the first quarter of fiscal 2018 were $0.10 per share of Class A common stock, $0.12 per share for each of the second and third fiscal quarters of fiscal 2018 and $0.14 per share for the fourth fiscal quarter of 2018.  Quarterly dividends declared per share of Class B common stock were $0.09 for the first quarter of fiscal 2018, $0.11 per share for each of the second and third fiscal quarters of 2018 and $0.13 per share for the fourth fiscal quarter of 2018.  Total dividends declared in fiscal 2018 were $4,746.  Cash dividends paid in fiscal 2018 totaled $4,350 and dividends payable of $1,384 were included in current liabilities at September 28, 2018.

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

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since September 27, 2013 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company’s peer group consists of Black Diamond Inc., Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Marine Products Corporation, Malibu Boats Inc. and Nautilus, Inc.  The graph assumes $100 was invested on September 27, 2013 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group index.

*	$100 invested on September 27, 2013 in stock or index, including reinvestment of dividends.
Indices calculated on a mid-month basis.

	9/27/2013	10/3/2014	10/2/2015	9/30/2016	9/29/2017	9/28/2018
Johnson Outdoors Inc.	$100.0	$98.1	$83.1	$142.0	$288.9	$368.9
NASDAQ Composite	100.0	119.8	127.5	145.7	180.2	225.5
Russell 2000 Index	100.0	104.2	106.5	121.5	146.7	169.0
Peer Group	100.0	112.3	98.7	124.4	147.1	195.8

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

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or referred to elsewhere in this report.  The operating results for the years ended September 28, 2018, September 29, 2017 and September 30, 2016 and the balance sheet data as of September 28, 2018 and September 29, 2017, are derived from the Company’s audited consolidated financial statements included elsewhere herein.  The operating results for the years ended October 2, 2015 and October 3, 2014, and the balance sheet data as of September 30, 2016, October 2, 2015 and October 3, 2014 are derived from the Company’s audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

(thousands, except per share data)	September 28 2018	September 29 2017	September 30 2016	October 2 2015	October 3 2014
OPERATING RESULTS
Net sales	$544,268	$490,565	$433,727	$430,489	$425,410
Gross profit	241,860	210,940	176,462	171,733	168,613
Impairment losses	—	—	6,197	—	8,475
Operating expenses	178,839	165,349	147,371	153,880	143,447
Operating profit	63,021	45,591	22,894	17,853	16,691
Interest expense	203	757	727	865	788
Other (income) expense, net	(5,288)	(3,376)	(1,488)	1,235	(1,519)
Income before income taxes	68,106	48,210	23,655	15,753	17,422
Income tax expense	27,437	13,053	10,154	5,137	8,299
Net income	$40,669	$35,157	$13,501	$10,616	$9,123
Weighted average common shares - Dilutive	9,996	9,920	9,855	9,727	9,635
Net income per common share - Diluted:
Class A	$4.05	$3.51	$1.34	$1.06	$0.90
Class B	4.05	3.51	1.34	1.06	0.90
Dividends declared, per common share*:
Class A	$0.48	$0.37	$0.32	$0.31	$0.38
Class B	0.44	0.34	0.29	0.28	0.34

* There were five quarterly dividends declared in fiscal 2014 and four quarterly dividends declared in fiscal 2015, 2016, 2017 and 2018.

(thousands, except per share data)	September 28 2018	September 29 2017	September 30 2016	October 2 2015	October 3 2014
BALANCE SHEET DATA
Current assets	$285,694	$240,849	$201,968	$209,370	$197,550
Total assets	395,936	353,659	310,279	299,204	288,626
Current liabilities	92,784	84,077	67,654	69,554	60,232
Long-term debt, less current maturities	—	—	7,008	7,062	7,431
Total debt	—	—	7,389	7,430	7,791
Shareholders' equity	279,197	243,004	207,496	197,968	198,458

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Highlights

The Company’s fiscal 2018 revenues increased by 11% over the prior year driven primarily by strong performance in the Fishing segment.  Operating profit grew faster than sales in 2018, increasing $17,430, or 38%, over 2017 due primarily to the higher sales volume and related operating efficiencies.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2018	2017	2016
Net sales	$544,268	$490,565	$433,727
Gross profit	241,860	210,940	176,462
Operating expenses	178,839	165,349	153,568
Operating profit	63,021	45,591	22,894
Interest expense	203	757	727
Other (income) expense, net	(5,288)	(3,376)	(1,488)
Income tax expense	27,437	13,053	10,154
Net income	40,669	35,157	13,501

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2018	2017	2016
Net sales:
Fishing	$391,110	$328,138	$274,872
Camping	37,770	37,920	40,018
Watercraft Recreation	36,280	48,272	50,388
Diving	78,932	76,732	69,137
Other / Eliminations	176	(497)	(688)
	$544,268	$490,565	$433,727

	2018	2017	2016
Operating profit (loss):
Fishing	$83,696	$58,697	$43,092
Camping	1,867	1,946	2,077
Watercraft Recreation	(1,555)	2,860	3,349
Diving	2,766	1,847	(9,384)
Other / Eliminations	(23,753)	(19,759)	(16,240)
	$63,021	$45,591	$22,894

See Note 12 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2018 vs. Fiscal 2017

Net Sales

Net sales in 2018 increased by 11% to $544,268 compared to $490,565 in 2017.  Foreign currency exchange had a $3,396 favorable impact, less than 1%, on the current year’s sales versus the prior year.

Net sales for the Fishing business increased by $62,972, or 19% during 2018.  Strong performance of new products drove the growth over the prior year.

Camping net sales decreased $150 in 2018 from 2017.  Increases in sales of consumer camping products during the current year were offset by the impact on our sales of the divestiture of the Silva brand at the beginning of fiscal 2018.

Net sales in the Watercraft Recreation business decreased $11,992, or 25%, due to a weakened paddling market and lost distribution related to retail consolidations.

Diving net sales increased $2,200, or 3%, year over year. A decrease in sales due to the closure of the Company's subsidiary in Japan at the beginning of 2018 was offset by increased sales of new products in 2018. Foreign currency translation impacted Diving's year to date sales favorably by 3% versus the prior year period.

Cost of Sales

Cost of sales was $302,408, or 55.6% of net sales, on a consolidated basis for fiscal 2018 compared to $279,625, or 57.0% of net sales, in the prior year.  Higher sales volumes between years were the primary driver of the increase in the cost of sales, while modest increases in labor rates were more than offset by volume related efficiencies occurring between the fiscal years.

Gross Profit

Gross profit of $241,860 was 44.4% of net sales on a consolidated basis for the year ended September 28, 2018 compared to $210,940, or 43.0% of net sales in the prior year.

Gross profit in the Fishing business increased by $34,480 from the prior year due primarily to the 19% increase in net sales year over year and a sales mix shift to higher value new products during fiscal 2018.

Camping gross profit decreased by $294 from 2017 due primarily to its decreased sales volume between years.

Gross profit in the Watercraft Recreation segment decreased by $5,435 from 2017 levels due primarily to lower sales volumes occurring during 2018.

The $2,114 increase in gross profit in the Diving segment was due primarily to price increases and the favorable impact of foreign currency translation in that segment during fiscal 2018.

Operating Expenses

Operating expenses increased from the prior year by $13,490.  The increase was driven primarily by higher sales volume related costs, higher spending on the Company's digital initiatives and increased compensation costs spread across all businesses.

Operating expenses for the Fishing segment increased by $9,481 from fiscal 2017 levels.  The increase was due primarily to higher sales volume related expenses.  In addition, higher research and development expenses further contributed to the increase between years.

Camping operating expenses decreased by $215 from the prior year due primarily to lower marketing spending in 2018.

In the Watercraft Recreation segment, operating expenses decreased $1,020 from their levels in fiscal 2017 due primarily to lower sales volume related costs in 2018.

Operating expenses for the Diving business increased by $1,195 year over year due primarily to increased marketing and advertising and promotional spending in the current year over the prior year.

The Company's 2018 general corporate expenses of $24,008 increased $4,049 from $19,959 in 2017.  The year over year increase primarily reflects additional investment in digital marketing capabilities.

Operating Results

The Company’s operating profit was $63,021 in fiscal 2018 compared to an operating profit of $45,591 in fiscal 2017.  Fishing operating profit increased by $24,999 to $83,696 from $58,697 in the prior year due primarily to higher sales volumes.  The operating profit for Camping was $1,867 compared to $1,946 in 2017.  Operating profit for the Watercraft Recreation business decreased by $4,415 in fiscal 2018 due to the factors noted above.  Operating profit for the Diving business increased by $919 in fiscal 2018 from fiscal 2017.

Other Income and Expenses

Interest expense of $203 declined from the prior year expense of $757. Interest income of $1,166 increased from prior year income of $316 due to the increase in cash and short-term investments and rising interest rates in 2018.  Net other income of $4,122 in fiscal 2018 compared favorably to net other income of $3,060 in fiscal 2017.  The current year other income included currency gains of $1,985 and market gains and dividends of $1,734 on deferred compensation plan assets.  In the prior year, other income included $903 of currency gains and $2,142 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other (income) expense” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $68,106 in fiscal 2018 compared to $48,210 in fiscal 2017. The Company recorded income tax expense of $27,437 in 2018, which equated to an effective tax rate of 40.3%, compared to $13,053 in 2017, which equated to an effective tax rate of 27.1%.  The fiscal 2018 expense reflects the impact of provisional expense of $8,456 from the enactment of U.S. Tax Cuts & Jobs Act during our fiscal 2018 in the current year. The fiscal 2017 tax expense reflects the impact of a first quarter foreign tax credit net tax benefit of $4,537 generated by the repatriation of $22,315 in that quarter from foreign jurisdictions into the U.S.

Net Income

The Company recognized net income of $40,669, or $4.05 per diluted common share, in fiscal 2018 compared to $35,157, or $3.51 per diluted common share, in fiscal 2018 based on the factors discussed above.

Fiscal 2017 vs. Fiscal 2016

Net Sales

Net sales in 2017 increased by 13% to $490,565 compared to $433,727 in 2016.  Foreign currency exchange had a $236 unfavorable impact, less than 1%, on fiscal 2017 sales versus fiscal 2016.

Net sales for the Fishing business increased by $53,266, or 19% during fiscal 2017.  The increase from fiscal 2016 was driven primarily by exceptional new product performance in both the Minn Kota and Humminbird product lines, which included sales of new electric steer trolling motors with redesigned i-Pilot and i-Pilot Link systems, the new Ultrex trolling motor and large display HELIX series fish finders.

Camping net sales decreased $2,098, or 5%, in 2017 from 2016.  An increase in sales of Jetboil products during 2017 was not able to offset declines in sales of consumer tents year over year driven by a soft retail marketplace and bankruptcies in key accounts.

Net sales in the Watercraft Recreation business decreased in 2017 by $2,116, or 4%, from 2016 due to softness in the paddling market and bankruptcies in key accounts.

Diving net sales increased $7,595, or 11%, year over year on the strength of new product offerings in the dive computer, buoyancy compensator and regulator product segments.

Cost of Sales

Cost of sales was $279,625, or 57.0% of net sales, on a consolidated basis for fiscal 2017 compared to $257,265, or 59.3% of net sales, in 2016.  Higher sales volumes between years were the primary driver of the increase in the cost of sales, while modest increases in labor rates were more than offset by process improvements in each of the business segments.

Gross Profit

Gross profit of $210,940 was 43.0% of net sales on a consolidated basis for the year ended September 29, 2017 compared to $176,462, or 40.7% of net sales in fiscal 2016.  Each business segment grew its profit margin percentage year over year.

Gross profit in the Fishing business increased by $29,110 from 2016 due primarily to the 19% increase in net sales and a sales mix shift to higher value new products.

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

Operating Expenses

Operating expenses increased in fiscal 2017 from fiscal 2016 levels by $11,781.  The increase was driven primarily by higher sales volume related costs, higher incentive and deferred compensation expenses and higher health care expense in fiscal 2017 offset in part by the impact of $6,197 of impairment charges on Diving goodwill recognized in the third quarter of the fiscal 2016.

Operating expenses for the Fishing segment increased by $13,505 from fiscal 2016 levels.  The increase in fiscal 2017 was due primarily to higher sales volume related expenses.  In addition, higher administrative and legal expenses further contributed to the increase.

Camping operating expenses increased in fiscal 2017 by $203 from fiscal 2016 due primarily to higher marketing costs in 2017 offset in part by lower sales volume related costs.

In the Watercraft Recreation segment, operating expenses increased $210 from their levels in fiscal 2016 due primarily to higher marketing costs in 2017.

Operating expenses for the Diving business decreased by $5,579 year over year due primarily to a goodwill impairment charge of $6,197 recognized in fiscal 2016 offset in part by higher sales volume related costs in fiscal 2017.

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

Operating Results

The Company’s operating profit was $45,591 in fiscal 2017 compared to an operating profit of $22,894 in fiscal 2016.  Fishing operating profit increased by $15,605 to $58,697 from $43,092 in 2016 due primarily to higher sales volumes.  The operating profit for Camping was $1,946 compared to $2,077 and reflects the decline in consumer tent sales year over year.  Operating profit for the Watercraft Recreation business decreased by $489 in fiscal 2017 due to the factors noted above.  Operating profit for the Diving business increased by $11,231 from fiscal 2016 due in part to the goodwill impairment charge recognized in 2016 as well as the increase in sales volume in 2017.

Other Income and Expenses

Interest expense in fiscal 2017 of $757 was comparable to the 2016 expense of $727.  Interest income of $316 increased from 2016 income of $81 due to the investment of excess cash in short-term investments in 2017.  Net other income of $3,060 in fiscal 2017 compared favorably to net other income of $1,407 in fiscal 2016.  Other income in 2017 included currency gains of $903 and market gains and dividends of $2,142 on deferred compensation plan assets.  In 2016, other income included $277 of currency gains as well as $1,092 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other (income) expense” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $48,210 in fiscal 2017 compared to $23,655 in fiscal 2016. The Company recorded income tax expense of $13,053 in 2017, which equated to an effective tax rate of 27.1%, compared to $10,154 in 2016, which equated to an effective tax rate of 42.9%.  The fiscal 2017 tax expense reflects the impact of a foreign tax credit net tax benefit of $4,537 generated by the repatriation of $22,315 in the first quarter of fiscal 2017 from foreign jurisdictions into the U.S.  Additionally, the change in the comparative effective tax rate was also impacted from the result of no tax benefit being recorded on the non-deductible portion of the goodwill impairment charge recognized in the Diving segment in 2016.

Net Income

The Company recognized net income of $35,157, or $3.51 per diluted common share, in fiscal 2017 compared to $13,501, or $1.34 per diluted common share, in fiscal 2016 based on the factors discussed above.

Financial Condition, Liquidity and Capital Resources

The Company believes its existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next twelve months. The Company currently anticipates the cash used for future dividends will come from its current cash and cash generated from ongoing operating activities.

The Company’s short-term investment portfolio is invested in certificates of deposit with original maturities greater than three months but less than one year, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade.

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	September 28 2018	September 29 2017	September 30 2016
Cash provided by (used for):
Operating activities	$63,358	$46,350	$43,434
Investing activities	48	(58,008)	(20,741)
Financing activities	(4,935)	(11,551)	(4,736)
Effect of foreign currency rate changes on cash	(404)	(275)	178
Increase (decrease) in cash and cash equivalents	$58,067	$(23,484)	$18,135

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	September 28 2018	September 29 2017
Current assets	$285,694	$240,849
Current liabilities	92,784	84,077
Working capital	$192,910	$156,772
Current ratio	3.1:1	2.9:1

Cash flows provided by operations totaled $63,358, $46,350 and $43,434 in fiscal 2018, 2017 and 2016, respectively. The increase in net income and the effect of an increase in non-cash tax expense in the current year were the primary drivers of the increase in operating cash in 2018 versus 2017.  Cash provided by the significant increase in net income in 2017 over 2016 was nearly offset by an increase in inventory in 2017 versus a decrease in inventory in 2016.

Depreciation and amortization charges were $13,105, $13,080 and $11,833 in fiscal 2018, 2017 and 2016, respectively.

Investing Activities

Cash flows provided by investing activities were $48 in fiscal 2018.  Cash flows used for investing activities were $58,008 and $20,741 in fiscal 2017 and 2016, respectively.  Proceeds from the sale of short-term investments in 2018 provided cash of $52,682, offset by purchases of $34,789, while the purchase of short-term investments in 2017 used cash of $46,607.  The purchases of the Seabear and Northport businesses in fiscal 2016 used cash of $9,152.  Expenditures for property, plant and equipment were $19,152, $11,613 and $11,702 in fiscal 2018, 2017 and 2016, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

Cash flows used for financing activities totaled $4,935 in fiscal 2018 compared to $11,551 and $4,736 in 2017 and 2016, respectively.  Dividend payments were $4,350, $3,559 and $3,169 in 2018, 2017 and 2016, respectively.

On October 24, 2016, the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068.  The early repayment of these loans resulted in payment of a 3% pre-payment penalty.  The Company's term loans had a maturity date of September 29, 2029.  The interest rate in effect on the term loans was 5.50% at the date of repayment.  Payments on long-term debt were $332 in fiscal 2016.  The Company had current maturities of its long-term debt of $381 as of September 30, 2016.  The Company had outstanding borrowings on long-term debt (net of current maturities) of $7,008 as of September 30, 2016.

On November 15, 2017, the Company and certain of its subsidiaries entered into a new unsecured revolving credit facility with PNC Bank, National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility replaced the Company's previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Revolving Credit Agreement dated November 15, 2017 among the Company, certain of the Company's subsidiaries, PNC Bank, National Association, as lender and as administrative agent, and the other lender named therein (the "New Revolving Credit Agreement" or "New Revolver").  The New Revolver has an expiration date of November 15, 2022, and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability subject to the conditions of the New Revolving Credit Agreement and subject to the approval of the lenders.

The interest rate on the New Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company's leverage ratio for the trailing twelve month period.  The interest rates on the Revolvers were approximately 3.3% at September 28, 2018 and 2.5% at September 29, 2017.

The New Revolving Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

As of September 28, 2018, the Company held approximately $40,999 of cash and cash equivalents in bank accounts in foreign jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its operating leases and open purchase orders.  The following schedule details these significant contractual obligations at September 28, 2018.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$52,163	$7,723	$13,022	$6,586	$24,832
Open purchase orders	90,470	90,470	—	—	—
Total contractual obligations	$142,633	$98,193	$13,022	$6,586	$24,832

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at September 28, 2018 and September 29, 2017 were $279 and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 28, 2018 or September 29, 2017.

The Company has no other off-balance sheet arrangements.  The Company anticipates making contributions of approximately $184 to its defined benefit pension plans through September 27, 2019.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 16% of the Company’s revenues for the fiscal year ended September 28, 2018 were denominated in currencies other than the U.S. dollar.  Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 3% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of September 28, 2018 and September 29, 2017, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated.

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

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. The Company also considers current forecast plans, as well as market and industry conditions in establishing reserve levels. Though the Company considers these reserve balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required reserve balances.

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

In assessing the recoverability of the Company’s goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized based on the excess of carrying amount over its fair value.  The Company recognized goodwill impairment charges of $6,197 in 2016.  See further discussion at Note 1 to the consolidated financial statements included elsewhere in this report.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 28, 2018, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2018 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating and Corporate Governance Committee” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2019.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics; Corporate Governance Guidelines; and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2019.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr., Edward F. Lang and Richard (“Casey”) Sheahan.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” and “CEO Pay Relative to Median Pay of our Employees” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2019.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2019, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2019.

Equity Compensation Plan Information

The following table summarizes share information, as of September 28, 2018, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2010 Long-Term Stock Incentive Plan	—	$—	523,879
2012 Non-Employee Director Stock Ownership Plan	32,908	—	54,291
2009 Employee Stock Purchase Plan	—	—	87,624
Total All Plans	32,908	—	665,794

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2019. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 26, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations – Years ended September 28, 2018, September 29, 2017 and September 30, 2016
•	Consolidated Statements of Comprehensive Income – Years ended September 28, 2018, September 29, 2017 and September 30, 2016
•	Consolidated Balance Sheets – September 28, 2018 and September 29, 2017
•	Consolidated Statements of Shareholders’ Equity – Years ended September 28, 2018, September 29, 2017 and September 30, 2016
•	Consolidated Statements of Cash Flows – Years ended September 28, 2018, September 29, 2017 and September 30, 2016
•	Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 7th day of December 2018.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of December 2018.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)

/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Lead Outside Director

/s/ Terry E. London	Director
(Terry E. London)

/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)

/s/ Edward Stevens	Director
(Edward Stevens)

/s/ Edward F. Lang	Director
(Edward F. Lang)

/s/ Katherine Button Bell	Director
(Katherine Button Bell)

/s/ Richard Sheahan	Director
(Richard (“Casey”) Sheahan)

/s/ William D. Perez	Director
(William D. Perez)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title

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

10.1
Registration Rights Agreement regarding Johnson Outdoors Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit 10.1 to the Company’s Form 10-K dated and filed  with the Securities and Exchange Commission on December 8, 2017 and incorporated herein by reference.)

10.2
Registration Rights Agreement regarding Johnson Outdoors Inc. Class A common stock held by Mr. Samuel C. Johnson. (Filed as Exhibit 10.2 to the Company’s Form 10-K dated and filed with the Securities and Exchange Commission on December 8, 2017 and incorporated herein by reference.)

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

10.11 +
Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.  (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2017 and incorporated herein by reference.)

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

10.14+	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.

21	Subsidiaries of the Company as of September 28, 2018.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

101
The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended September 28, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2018. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of September 28, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of Johnson Outdoors Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Johnson Outdoors Inc.'s internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, Johnson Outdoors Inc. maintained, in all material respects, effective internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Johnson Outdoors Inc. and our report dated December 7, 2018 expressed an unqualified opinion.

Basis for Opinion
Johnson Outdoors Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Johnson Outdoors Inc.'s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Johnson Outdoors Inc. in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Johnson Outdoors Inc.; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Johnson Outdoors Inc. are being made only in accordance with authorizations of management and directors of Johnson Outdoors Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Johnson Outdoors Inc.'s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Johnson Outdoors Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of September 28, 2018 and September 29, 2017, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 28, 2018, and the related notes to the consolidated financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of Johnson Outdoors Inc. as of September 28, 2018 and September 29, 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Johnson Outdoors Inc.’s internal control over financial reporting as of September 28, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 7, 2018 expressed an unqualified opinion on the effectiveness of Johnson Outdoors Inc.’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of Johnson Outdoors Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Johnson Outdoors Inc. in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as Johnson Outdoors Inc.'s auditor since 2010.

Milwaukee, Wisconsin
December 7, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	September 28 2018	September 29 2017	September 30 2016
Net sales	$544,268	$490,565	$433,727
Cost of sales	302,408	279,625	257,265
Gross profit	241,860	210,940	176,462
Operating expenses:
Marketing and selling	112,782	100,359	90,690
Administrative management, finance and information systems	45,616	45,824	38,251
Goodwill and other intangible assets impairment	—	—	6,197
Research and development	20,441	19,166	18,430
Total operating expenses	178,839	165,349	153,568
Operating profit	63,021	45,591	22,894
Interest income	(1,166)	(316)	(81)
Interest expense	203	757	727
Other (income) expense	(4,122)	(3,060)	(1,407)
Profit before income taxes	68,106	48,210	23,655
Income tax expense	27,437	13,053	10,154
Net income	$40,669	$35,157	$13,501

Weighted average common shares - Basic:
Class A	8,730	8,675	8,627
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	54	33	16
Weighted average common shares - Dilutive	9,996	9,920	9,855
Net income per common share - Basic:
Class A	$4.12	$3.56	$1.36
Class B	$3.74	$3.23	$1.24
Net income per common share - Diluted:
Class A	$4.05	$3.51	$1.34
Class B	$4.05	$3.51	$1.34
Dividends declared per common share:
Class A	$0.48	$0.37	$0.32
Class B	$0.44	$0.34	$0.29

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(thousands, except per share data)	September 28 2018	September 29 2017	September 30 2016
Net income	$40,669	$35,157	$13,501
Other comprehensive (loss) income:
Foreign currency translation:
Foreign currency translation	(1,005)	590	521
Reclassification adjustment for currency translation (gains) losses related to the liquidation of foreign entities included in net income	(2,378)	64	(249)
Defined benefit pension plan:
Unrecognized gain (loss) arising during period, net of tax of ($460), ($938) and $1,168, respectively	1,457	1,532	(1,906)
Amortization of unrecognized losses included in net periodic benefit cost, net of tax of ($133), ($278) and ($215), respectively	420	453	351
Total other comprehensive (loss) income	(1,506)	2,639	(1,283)
Total comprehensive income	$39,163	$37,796	$12,218

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 28 2018	September 29 2017
ASSETS
Current assets:
Cash and cash equivalents	$121,877	$63,810
Short-term investments	28,714	46,607
Accounts receivable, net	40,866	46,814
Inventories	88,864	79,148
Other current assets	5,373	4,470
Total current assets	285,694	240,849
Property, plant and equipment, net of accumulated depreciation of $131,322 and $132,567, respectively	55,934	48,938
Deferred income taxes	11,748	22,632
Goodwill	11,199	11,238
Other intangible assets, net	12,341	13,476
Other assets	19,020	16,526
Total assets	$395,936	$353,659
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	34,160	31,686
Accrued liabilities:
Salaries, wages and benefits	22,315	21,825
Accrued warranty	8,499	6,393
Income taxes payable	7,739	5,434
Accrued discounts and returns	7,505	5,137
Other	12,566	13,602
Total current liabilities	92,784	84,077
Deferred income taxes	1,715	1,845
Retirement benefits	1,945	8,844
Other liabilities	20,295	15,889
Total liabilities	116,739	110,655
Shareholders' equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding:	442	442
September 28, 2018: 8,787,360
September 29, 2017: 8,784,513
Class B shares issued and outstanding:	61	61
September 28, 2018: 1,211,686
September 29, 2017: 1,211,686
Capital in excess of par value	75,025	72,801
Retained earnings	202,828	166,905
Accumulated other comprehensive income	3,487	4,993
Treasury stock at cost, shares of Class A common stock: 67,655 and 67,137, respectively	(2,646)	(2,198)
Total shareholders' equity	279,197	243,004
Total liabilities and shareholders' equity	$395,936	$353,659

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT OCTOBER 2, 2015	9,982,994	$502	$69,545	$125,173	$(889)	$3,637
Net income	—	—	—	13,501	—	—
Dividends declared	—	—	—	(3,269)	—	—
Issuance of stock under employee stock purchase plan	7,732	—	160	—	—	—
Award of non-vested shares	54,850	—	(493)	—	493	—
Stock-based compensation	—	—	1,813	—	—	—
Tax effects on stock based awards	—	—	112	—	—	—
Currency translation adjustment	—	—	—	—	—	521
Write off of currency translation adjustment loss	—	—	—	—	—	(249)
Change in pension plans, net of tax of $952	—	—	—	—	—	(1,555)
Non-vested stock forfeitures	(7,885)	—	—	—	—	—
Purchase of treasury stock at cost	(19,973)	—	—	—	(1,506)	—
Reissue of treasury stock	3,416	—	(10)	—	10	—
BALANCE AT SEPTEMBER 30, 2016	10,021,134	502	71,127	135,405	(1,892)	2,354
Net income	—	—	—	35,157	—	—
Dividends declared	—	—	—	(3,657)	—	—
Issuance of stock under employee stock purchase plan	1,414	—	47	—	—	—
Award of non-vested shares	20,460	1	(553)	—	553	—
Stock-based compensation	—	—	1,985	—	—	—
Currency translation adjustment	—	—	—	—	—	590
Write off of currency translation adjustment loss	—	—	—	—	—	64
Change in pension plans, net of tax of $1,216	—	—	—	—	—	1,985
Non-vested stock forfeitures	—	—	195	—	(195)	—
Purchase of treasury stock at cost	(46,809)	—	—	—	(664)	—
BALANCE AT SEPTEMBER 29, 2017	9,996,199	503	72,801	166,905	(2,198)	4,993
Net income	—	—	—	40,669	—	—
Dividends declared	—	—	—	(4,746)	—	—
Issuance of stock under employee stock purchase plan	3,365	—	154	—	—	—
Award of non-vested shares	8,859	—	(227)	—	227	—
Stock-based compensation	—	—	2,297	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,005)
Write off of currency translation adjustment gain	—	—	—	—	—	(2,378)
Change in pension plans, net of tax of $593	—	—	—	—	—	1,877
Purchase of treasury stock at cost	(9,377)	—	—	—	(675)	—
BALANCE AT SEPTEMBER 28, 2018	9,999,046	$503	$75,025	$202,828	$(2,646)	$3,487

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 28 2018	September 29 2017	September 30 2016
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$40,669	$35,157	$13,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,994	11,804	10,654
Amortization of intangible assets	1,111	1,276	1,179
Amortization of deferred financing costs	58	297	122
(Gain) loss on sale of productive assets	(1,134)	(17)	16
Impairment losses	—	—	6,197
Stock based compensation	2,297	1,986	1,832
Write off of currency translation adjustment (gain) loss	(2,378)	64	(249)
Provision for doubtful accounts receivable	21	876	299
Provision for inventory reserves	394	1,356	3,650
Pension contributions	(5,188)	(1,365)	(482)
Deferred income taxes	10,772	(2,784)	(2,219)
Change in operating assets and liabilities:
Accounts receivable, net	5,409	(5,364)	3,390
Inventories, net	(10,495)	(11,413)	8,524
Accounts payable and accrued liabilities	8,432	15,901	(2,513)
Other current assets	(837)	193	197
Other non-current assets	—	57	(246)
Other long-term liabilities	1,990	(1,034)	(140)
Other, net	243	(640)	(278)
	63,358	46,350	43,434
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Payments for purchase of business	—	—	(9,152)
Purchase of short-term investments	(34,789)	(46,607)	—
Proceeds from sales of short-term investments	52,682	—	—
Capital expenditures	(19,152)	(11,613)	(11,702)
Proceeds from sale of productive assets	1,307	212	113
	48	(58,008)	(20,741)
CASH USED FOR FINANCING ACTIVITIES
Principal payments on term loans and other long-term debt	—	(7,376)	(332)
Debt issuance costs paid	(63)	—	—
Common stock transactions	153	47	271
Dividends paid	(4,350)	(3,559)	(3,169)
Purchases of treasury stock	(675)	(663)	(1,506)
	(4,935)	(11,551)	(4,736)
Effect of foreign currency rate changes on cash	(404)	(275)	178
Increase (decrease) in cash and cash equivalents	58,067	(23,484)	18,135
CASH AND CASH EQUIVALENTS
Beginning of period	63,810	87,294	69,159
End of period	$121,877	$63,810	87,294

Supplemental Disclosure:
Cash paid for taxes	$14,422	$13,751	$14,496
Cash paid for interest	143	493	732

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2018

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Johnson Outdoors Inc. (the “Company”) is an integrated, global outdoor recreation products company engaged in the design, manufacture and marketing of brand name camping, diving, watercraft and marine electronics products.

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 28, 2018 (hereinafter 2018), September 29, 2017 (hereinafter 2017) and September 30, 2016 (hereinafter 2016) all comprised 52 weeks.

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

As of September 28, 2018, the Company held approximately $40,999 of cash and cash equivalents in bank accounts in foreign jurisdictions.

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

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. The Company also considers current forecast plans, as well as market and industry conditions in establishing reserve levels. Though the Company considers these reserve balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required reserve balances.

Inventories at the end of the respective fiscal years consisted of the following:

	September 28 2018	September 29 2017
Raw materials	$40,375	$32,826
Work in process	39	48
Finished goods	48,450	46,274
	$88,864	$79,148

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

Property, plant and equipment at the end of the respective years consisted of the following:

	2018	2017
Property improvements	$590	$590
Buildings and improvements	21,669	21,770
Furniture and fixtures, equipment and computer software	164,997	159,145
	187,256	181,505
Less accumulated depreciation	131,322	132,567
	$55,934	$48,938

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The results of the impairment tests performed in 2018 and 2017 indicated no impairment to the Company’s goodwill.

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

The Company’s impairment analysis is based on management’s estimates.  Due to the uncertainty of future events, the Company cannot assure that growth rates will not be lower than expected, that discount rates will not increase or that projected cash flows will not decline, all of which factors could impact the carrying value of any remaining goodwill (or portion thereof) in future periods, and accordingly, whether any impairment losses need to be recorded in future periods.

The changes in the carrying amount and the composition of the Company's goodwill for fiscal 2018 and 2017 were as follows:

	Fishing	Camping	Watercraft	Diving	Total
Balance at September 30, 2016
Goodwill	$17,425	$7,038	$6,242	$33,078	$63,783
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,196	—	—	—	11,196
Currency translation	42	—	—	—	42
Balance at September 29, 2017
Goodwill	17,467	7,038	6,242	33,078	63,825
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,238	—	—	—	11,238
Currency translation	(39)	—	—	—	(39)
Balance at September 28, 2018
Goodwill	17,428	7,038	6,242	33,078	63,786
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	$11,199	$—	$—	$—	$11,199

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2018, 2017 or 2016.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $1,111, $1,276 and $1,179 for 2018, 2017 and 2016, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $1,073, $1,007, $817, $688 and $688 for fiscal years 2019, 2020, 2021, 2022 and 2023, respectively.

Intangible assets at the end of the last two years consisted of the following:

	2018			2017
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$4,205	$(4,170)	$35	$4,213	$(4,144)	$69
Other amortizable intangibles	11,095	(5,814)	5,281	11,131	(4,749)	6,382
Non-amortized trademarks	7,025	—	7,025	7,025	—	7,025
	$22,325	$(9,984)	$12,341	$22,369	$(8,893)	$13,476

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances such as unplanned negative cash flow indicate that the carrying amount of these assets may not be fully recoverable.  In such an event, the carrying amount of the asset group is compared to the future undiscounted cash flows expected to be generated by the asset group to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets.  The Company performed an impairment analysis, which included a discounted cash flow analysis, on the long-lived assets in its Watercraft segment during the fourth quarter of fiscal 2018.  No impairment was indicated.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended September 28, 2018.

Balance at October 2, 2015	$4,301
Expense accruals for warranties issued during the period	4,699
Less current period warranty claims paid	4,674
Balance at September 30, 2016	$4,326
Expense accruals for warranties issued during the period	7,452
Less current period warranty claims paid	5,385
Balance at September 29, 2017	$6,393
Expense accruals for warranties issued during the period	9,389
Less current period warranty claims paid	7,283
Balance at September 28, 2018	$8,499

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income ("AOCI") on the accompanying Consolidated Balance Sheets as of  the end of fiscal year 2018, 2017 and 2016 were as follows:

	2018			2017			2016
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$7,796	$—	$7,796	$11,179	$—	$11,179	$10,525	$—	$10,525
Unamortized loss on pension plans	(5,329)	1,020	(4,309)	(7,799)	1,613	(6,186)	(10,999)	2,828	(8,171)
Accumulated other comprehensive income	$2,467	$1,020	$3,487	$3,380	$1,613	$4,993	$(474)	$2,828	$2,354

The reclassifications out of AOCI for the year ended September 28, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$553	Cost of sales / Operating expense
Tax effects	(133)	Income tax expense
Foreign currency translation adjustments
Write off of currency translation amounts	(2,378)	Other income and expense
Total reclassifications for the period	$(1,958)

The reclassifications out of AOCI for the year ended September 29, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$731	Cost of sales / Operating expense
Tax effects	(278)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation amounts	64	Other income and expense
Total reclassifications for the period	$517

The reclassifications out of AOCI for the year ended September 30, 2016 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$566	Cost of sales / Operating expense
Tax effects	(215)	Income tax expense
Foreign currency translation adjustments
Write off of currency translation amounts	(249)	Other income and expense
Total reclassifications for the period	$102

The changes in AOCI by component, net of tax, for the year ended September 28, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2017	$11,179	$(6,186)	$4,993
Other comprehensive (loss) income before reclassifications	(1,005)	1,917	912
Amounts reclassified from accumulated other comprehensive income	(2,378)	553	(1,825)
Tax effects	—	(593)	(593)
Balance at September 28, 2018	$7,796	$(4,309)	$3,487

The changes in AOCI by component, net of tax, for the year ended September 29, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$10,525	$(8,171)	$2,354
Other comprehensive income before reclassifications	590	2,470	3,060
Amounts reclassified from accumulated other comprehensive income	64	731	795
Tax effects	—	(1,216)	(1,216)
Balance at September 29, 2017	$11,179	$(6,186)	$4,993

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

For the years ended September 28, 2018, September 29, 2017 and September 30, 2016, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended September 28, 2018, September 29, 2017 and September 30, 2016, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

There were no stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive for the years ended September 28, 2018, September 29, 2017 and September 30, 2016.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 46,776, 95,068 and 162,472 shares for the years ended September 28, 2018, September 29, 2017 and September 30, 2016, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2018	2017	2016
Net income	$40,669	$35,157	$13,501
Less: Undistributed earnings reallocated to non-vested shareholders	(224)	(375)	(258)
Dilutive earnings	$40,445	$34,782	$13,243
Weighted average common shares – Basic:
Class A	8,730	8,675	8,627
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	54	33	16
Weighted average common shares - Dilutive	9,996	9,920	9,855
Net income per common share – Basic:
Class A	$4.12	$3.56	$1.36
Class B	$3.74	$3.23	$1.24
Net income per common share – Diluted:
Class A	$4.05	$3.51	$1.34
Class B	$4.05	$3.51	$1.34

Stock-Based Compensation

Stock-based compensation cost is recorded for all option grants and awards of non-vested stock and restricted stock units based on their grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award. No stock options were granted in 2018, 2017 or 2016.  See Note 10 of these Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, non-vested stock, and employee stock purchase plans.

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency gains from transactions of $1,985, $903, and $277 in 2018, 2017, and 2016, respectively, which were included in Other (income) expense in the accompanying Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 16% of the Company’s revenues for the year ended September 28, 2018 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 3% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  The Company did not use foreign currency forward contracts in 2018, 2017 or 2016.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

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

Advertising and promotions expense in 2018, 2017 and 2016 totaled $26,319, $24,349 and $23,611, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $606 and $621 at September 28, 2018 and September 29, 2017, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $11,846, $10,844 and $10,240 for 2018, 2017 and 2016, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $38,062, less accumulated amortization of $21,788, at September 28, 2018 and $34,528, less accumulated amortization of $18,040, at September 29, 2017.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2018, 2017 and 2016 was $3,747, $3,444 and $2,738, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximated fair value at September 28, 2018 and September 29, 2017 due to the short maturities of these instruments. During 2018, 2017 and 2016, the Company held investments in equity and debt securities that were carried at fair value related to its deferred compensation liability which was also carried at the same fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

Goodwill and Other Intangible Assets
In assessing the recoverability of the Company’s goodwill and other intangible assets, the Company estimates the future discounted cash flows of the business segments to which the goodwill relates.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment charge is recognized based on the excess of the carrying amount over the fair value.  In determining estimated future cash flows, the Company makes assumptions regarding anticipated financial position, future earnings and other factors to determine the fair value of the respective assets.

See Note 4 of these Notes to Consolidated Financial Statements for disclosures regarding fair value measurements.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services. Topic 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.  The provisions are effective for the Company in the first quarter of fiscal 2019 at which time the Company will adopt Topic 606 using the modified retrospective approach.

The Company's project plan for the implementation of the new standard included a review of all revenue streams to identify potential differences in the performance obligations, timing, measurement or presentation that would result from applying the new standard.  The Company is in the process of implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under Topic 606.

The Company anticipates that the adoption of this standard will not have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB also issued ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842) Targeted Improvements.  The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for the Company in the first quarter of fiscal year 2020, and may be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available.  An entity may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU includes, among other provisions, one that will require presentation of the service cost component of net benefit cost in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations.  This amendment is effective for annual periods beginning after December 15, 2017 and the interim periods within those annual periods.  The Company elected to adopt this accounting standard at the beginning of the first quarter of fiscal 2018.  The adoption of this standard resulted in a reduction of an annual operating expense of $848 and an increase in other expense of $848. The adoption of this standard did not have an effect on the Company's consolidated balance sheets or consolidated statements of cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income -
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The ASU allows for early adoption in any interim period after issuance of the update. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans (Topic 715), intended to modify the disclosure requirements for employers that sponsor defined pension or postretirement plans.  The amendments in this guidance are effective for fiscal years ending after December 15, 2020, with early adoption permitted.  The Company is currently evaluating the potential impact of this guidance on its disclosures.

2	INDEBTEDNESS

The Company had no outstanding debt at September 28, 2018 or September 29, 2017.

Term Loans

On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068. The early repayment of these loans resulted in of a 3% pre-payment penalty. The Company’s term loans had a maturity date of September 29, 2029. The interest rate in effect on the term loans was 5.5% at the date of repayment.

Revolvers

On November 15, 2017, the Company and certain of its subsidiaries entered into a new unsecured revolving credit facility with PNC Bank, National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility replaced the Company's previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Revolving Credit Agreement dated November 15, 2017 among the Company, certain of the Company's subsidiaries, PNC Bank, National Association, as lender and as administrative agent, and the other lender named therein (the "New Revolving Credit Agreement" or "New Revolver").  The New Revolver has an expiration date of November 15, 2022, and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability subject to the conditions of the New Revolving Credit Agreement and subject to the approval of the lenders.

The interest rate on the New Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company's leverage ratio for the trailing twelve month period.  The interest rates on the Revolver were approximately 3.3% at September 28, 2018 and 2.5% at September 29, 2017.

The New Revolving Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $279 and $279 at September 28, 2018 and September 29, 2017, respectively.  The Company had no unsecured lines of credit as of September 28, 2018 or September 29, 2017.

The weighted average borrowing rate for short-term debt was approximately 3.3%, 2.5% and 1.7% for 2018, 2017 and 2016, respectively.

Under the Company’s New Revolving Credit Agreement, a change in control of the Company would constitute an event of default.  A change in control would be deemed to have occurred if, among other events described in the terms of the New Revolving Agreement, a person or group other than the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) became or obtained rights as a beneficial owner (as interpreted under the Securities Exchange Act of 1934) of a certain minimum percentage of the outstanding capital stock of the Company.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 16% of the Company’s revenues for the fiscal year ended September 28, 2018 were denominated in currencies other than the U.S. dollar.  Approximately 7% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 3% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of September 28, 2018 and September 29, 2017, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated.  As of September 28, 2018 and September 29, 2017, the Company held no interest rate swap contracts.

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

The following table summarizes the Company’s financial assets measured at fair value as of September 28, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$17,477	$—	$—	$17,477

The following table summarizes the Company’s financial assets measured at fair value as of September 29, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$14,932	$—	$—	$14,932

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are owed by the Company to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  These assets are included in "Other assets" in the Company's Consolidated Balance Sheets, and the mark-to-market adjustments on the assets are recorded in “Other (income) expense” in the accompanying Consolidated Statements of Operations.  The offsetting deferred compensation liability is also reported at fair value and is included in “Other liabilities” in the Company’s Consolidated Balance Sheets.  Changes in the liability are recorded in "Administrative management, finance and information systems" expense in the accompanying Consolidated Statements of Operations.

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended September 28, 2018, September 29, 2017 and September 30, 2016 was:

	Location of income recognized in Statement of Operations	2018	2017	2016
Rabbi trust assets	Other (income) expense	$(1,395)	$(1,687)	$(624)

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

No assets or liabilities were measured at fair value on a non-recurring basis in 2018 or 2017.

5	LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at September 28, 2018 were as follows:

Year	Related parties included in total	Total
2019	$1,053	$7,723
2020	1,081	7,187
2021	1,098	5,835
2022	179	4,069
2023	—	2,517
Thereafter	—	24,832

Rental expense under all leases was approximately $8,316, $7,969 and $7,011 for 2018, 2017 and 2016, respectively.  Rent expense to related parties was $992, $949 and $907 for 2018, 2017 and 2016, respectively.

6	INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2018	2017	2016
United States	$57,888	$41,463	$28,881
Foreign	10,218	6,747	(5,226)
	$68,106	$48,210	$23,655

Income tax expense for the respective years consisted of the following:

	2018	2017	2016
Current:
Federal	$12,390	$13,154	$9,471
State	4,482	2,361	1,492
Foreign	1,678	1,455	986
Deferred	8,887	(3,917)	(1,795)
	$27,437	$13,053	$10,154

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2018	2017
Deferred tax assets:
Inventories	$1,477	$2,263
Compensation	6,930	14,260
Tax credit carryforwards	3,890	8,203
Net operating loss carryforwards	4,399	5,844
Other	6,458	8,041
Total gross deferred tax assets	23,154	38,611
Less valuation allowance	6,402	8,613
Deferred tax assets	16,752	29,998
Deferred tax liabilities:
Goodwill and other intangibles	1,236	1,805
Depreciation and amortization	4,759	6,802
Foreign statutory reserves	724	604
Net deferred tax assets	$10,033	$20,787

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheets as of the years ended September 28, 2018 and September 29, 2017 were as follows:

	2018	2017
Non-current assets	$11,748	$22,632
Non-current liabilities	1,715	1,845
Net deferred tax assets	$10,033	$20,787

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2018		2017		2016
Statutory U.S. federal income tax rate	24.5%	**	35.0%		35.0%
Foreign rate differential	—%		(1.1)%		0.3%
State income tax, net of federal benefit	4.1%		4.0%		6.1%
Tax credit	(0.7)%		(0.9)%		(3.2)%
Deferred tax asset valuation allowance	0.6%		(0.3)%		0.8%
Uncertain tax positions, net of settlements	2.2%		0.9%		1.4%
Goodwill impairment	—%		—%		6.6%
Section 199 manufacturer's deduction	(2.2)%		(2.8)%		(4.2)%
Taxes related to foreign income, net of credits	0.1%		(8.7)%	*	0.5%
Compensation	1.5%		—%		—%
Tax rate or Law Change	12.3%		—%		—%
Other	(2.1)%		1.0%		(0.4)%
	40.3%		27.1%		42.9%

* Rate benefit is primarily from excess foreign tax credits generated by a dividend repatriation in the first quarter of fiscal 2017.
** The federal statutory rate is a blended rate which reflects 35.0% through December 31, 2017 and the lower rate of 21.0% beginning on January 1, 2018 due to tax reform.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. income tax; and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate income tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 24.5% for the fiscal year ending September 28, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company in fiscal 2019.

Income tax effects resulting from changes in tax laws are accounted for by the Company in the period in which the law is enacted and the effects are recorded as a component of income tax expense or benefit. As a result, the Company recorded provisional income tax expense resulting from application of the Act totaling $8,386 during the year ended September 28, 2018, which includes (i) a transition tax of $3,414 on the Company’s total post-1986 earnings and profits (“E&P”) which, prior to the Act, were previously deferred from U.S. income tax, and (ii) a $4,972 increase in income tax expense as a result of the re-measurement of the Company’s deferred tax assets and liabilities to the new corporate tax rate of 21.0%.

Consistent with provisions allowed under the Tax Act, the Transition Tax liability will be paid over an eight year period beginning in fiscal year 2019.  As of September 28, 2018, the noncurrent portion of the estimated Transition Tax liability in the amount of $2,049 has been included in “Other liabilities” in the Consolidated Balance Sheets.

The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance on accounting for various effects of the Act that may be at different stages of completion. To the extent that a company’s accounting for a certain income tax effect of the Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, issuance of additional regulatory guidance, changes in interpretations and assumptions the Company has made, and actions the Company may take as a result of the Act. In accordance with SAB 118, the financial reporting impact of the Act will be completed no later than the first quarter of fiscal 2019. As of September 28, 2018, the tax effects related to the Act are provisional and represent the Company’s best estimate. Amounts recorded are based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances which are subject to change and modification. Provisional amounts recorded may change as a result of the following:

•
The amount recorded for the transition tax liability is a provisional amount and based on current estimates of total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries which will continue to be refined over the coming periods. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets as of September 28, 2018. Further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
The Company is still analyzing certain aspects of the Act and refining the estimate of the expected revaluation of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Act also provides changes related to the limits of deduction for employee compensation. The Company is treating any future non-deductible compensation as impacting compensation expenses in the period incurred and will review further guidance and the related impact as provided through the first quarter of fiscal 2019.

•
The Act also includes a provision designed to tax global intangible low taxed income (GILTI) and benefit foreign-derived intangible income (FDII) which will be effective in fiscal 2019. Under the provision, a U.S. shareholder is required to include in gross income the amount of its GILTI, which is generally the net income of its controlled foreign corporations in excess of a 10% return on depreciable tangible assets after identification of other income subject to non-deferral rules. Due to the complexity of the new GILTI tax rules and uncertainty of the application of the foreign tax credit rules in relation to GILTI and FDII, we are continuing to evaluate this provision of the Act and the application of ASC 740, and are considering available accounting policy alternatives to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with future GILTI inclusions. Our accounting policies depend, in part, on analyzing our global income to determine whether we expect a tax liability resulting from the application of this provision, and, if so, whether and when to record related current and deferred income taxes. In addition, we are awaiting further interpretive guidance in connection with the computation of the GILTI tax. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Act. Therefore, we have not made any adjustments relating to potential GILTI tax in our consolidated financial statements and have not made a policy decision regarding our accounting for GILTI.

•
Prior to the Act, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries outside of the U.S., and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above resulted in the previously untaxed foreign earnings being included in the federal and state fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which may include withholding taxes, local country taxes and potential U.S. state taxation. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Act and have not recorded any withholding or state tax liabilities, any deferred taxes attributable to GILTI (as noted above) or any deferred taxes attributable to our investment in our foreign subsidiaries.

•
We are also currently analyzing certain additional provisions of the Act that come into effect in fiscal 2019 and will determine if and how these items would impact the effective tax rate in the year the income or expense occurs. These provisions include the Base Erosion Anti-Abuse Tax (BEAT), eliminating U.S. federal income taxes on dividends from foreign subsidiaries, the new provision that could limit the amount of deductible interest expense, and the limitations on the deductibility of certain executive compensation.

The Company’s net operating loss carryforwards and their expirations as of September 28, 2018 were as follows:

	State	Foreign	Total
Year of expiration
2019-2023	$840	$3,626	$4,466
2024-2028	2,427	1,209	3,636
2029-2033	14,060	—	14,060
2034-2038	67	—	67
Indefinite	—	6,326	6,326
Total	$17,394	$11,161	$28,555

The Company has tax credit carryforwards as follows:

	State	Federal	Total
Year of expiration
2019-2023	$1,782	$—	$1,782
2024-2028	1,365	—	1,365
2029-2033	598	—	598
2034-2038	120	—	120
Indefinite	—	—	—
Total	$3,865	$—	$3,865

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2018	2017
Beginning balance	$5,489	$5,096
Gross increases - tax positions in prior period	2,962	300
Gross decreases - tax positions in prior period	(105)	—
Gross increases - tax positions in current period	1,064	554
Settlements	—	(81)
Lapse of statute of limitations	(581)	(380)
Ending balance	$8,829	$5,489

The total accrued interest and penalties with respect to income taxes was approximately $1,863 and $1,326 for the years ended September 28, 2018 and September 29, 2017, respectively.  The Company’s liability for unrecognized tax benefits as of September 28, 2018 was $8,829, and if recognized, $6,596 would have an effective tax rate impact.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties of $537, $246 and $194 were recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2018, 2017 and 2016, respectively.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. At September 28, 2018, the Company was under income tax examination in Italy and Germany.  The amount of unrecognized tax benefits recognized within the next twelve months may decrease due to expiration of the statute of limitations for certain years in various jurisdictions.  However, it is possible that a jurisdiction may open an audit prior to the statute expiring or the aforementioned audit may result in adjustments to the Company’s tax filings.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The following tax years remain subject to examination by the Company's respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2015-2018
Canada	2014-2018
France	2015-2018
Germany	2013-2018
Italy	2013-2018
Switzerland	2008-2018

7	EMPLOYEE BENEFITS

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

The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2018 and 2017 was as follows:

	2018	2017
Projected benefit obligation:
Projected benefit obligation, beginning of year	$28,472	$29,449
Service cost	—	—
Interest cost	1,058	1,043
Actuarial gain	(1,712)	(1,025)
Benefits paid	(987)	(995)
Projected benefit obligation, end of year	26,831	28,472
Fair value of plan assets:
Fair value of plan assets, beginning of year	20,802	17,793
Actual gain on plan assets	968	2,639
Company contributions	5,188	1,365
Benefits paid	(987)	(995)
Fair value of plan assets, end of year	25,971	20,802
Funded status of the plans	(860)	(7,670)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current pension liabilities	184	186
Non-current pension liabilities	676	7,484
Accumulated other comprehensive loss	(5,329)	(7,799)
Components of accumulated other comprehensive loss:
Net actuarial loss	(5,329)	(7,799)
Accumulated other comprehensive loss	$(5,329)	$(7,799)

Net periodic benefit cost for the non-contributory defined benefit pension plans for the respective years included the following pre-tax amounts:

	2018	2017	2016
Interest cost	$1,058	$1,043	$1,137
Expected return on plan assets	(763)	(1,193)	(1,265)
Amortization of unrecognized net actuarial loss	553	731	566
Net periodic pension cost	848	581	438
Other changes in benefit obligations recognized in other comprehensive income ("OCI"):
Net actuarial (gain) loss	(2,470)	(3,201)	2,507
Total recognized in net periodic pension cost and OCI	$(1,622)	$(2,620)	$2,945

The Company expects to recognize $330 of unrecognized loss amortization as a component of net periodic benefit cost in 2019.  This amount is included in accumulated other comprehensive income as of September 28, 2018.

At September 28, 2018, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $26,831 and $25,971, respectively, and there were no plans with plan assets in excess of benefit obligations. At September 29, 2017, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $28,472 and $20,802, respectively, and there were no plans with plan assets in excess of benefit obligations.

The Company anticipates making contributions to the defined benefit pension plans of $184 through September 30, 2019.

Estimated benefit payments from the Company’s defined benefit plans to participants for each of the next five years and the five years thereafter are as follows:

2019	$1,160
2020	1,214
2021	1,228
2022	1,245
2023	1,284
Five years thereafter	7,231

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years were as follows:

	Projected Benefit Obligation			Net Periodic Pension Cost
	2018	2017	2016	2018	2017	2016
Discount rate	4.22%	3.79%	3.60%	3.79%	3.60%	4.35%
Long-term rate of return	N/A	N/A	N/A	3.45%	6.50%	7.50%
Average salary increase rate	N/A	N/A	N/A	N/A	N/A	N/A

The change in discount rates in 2018 and 2017 resulted in an actuarial gain during the year of approximately $1,633 and $795, respectively.   The change in discount rates in 2016 resulted in an actuarial loss during 2016 of approximately $3,152.  The remainder of the actuarial gains or losses for each of the three years was related to adjustments to mortality tables and other modifications to actuarial assumptions.

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

The Company’s pension plans’ weighted average asset allocations at September 28, 2018 and September 29, 2017, by asset category were as follows:

	2018	2017
Equity securities	5%	73%
Fixed income securities	93%	24%
Other securities	2%	3%
	100%	100%

The Company elected to make additional contributions to its defined benefit plans in fiscal 2018, continuing its strategy to de-risk the plans.  As a result of the improved funded status, the Company changed its investment strategy for the plans, allocating the majority of its assets, 95%, into fixed income securities designed to minimize the pension plans' exposure to changes in interest rates. The remaining 5% of assets are allocated to global equities.

The following table summarizes the Company’s pension plan assets measured at fair value as of September 28, 2018:

	Level 1	Level 2	Level 3	Total
Description:
Mutual funds	$25,588	$—	$—	$25,588
Money market funds	331	—	—	331
Group annuity contract	—	—	52	52
Total	$25,919	$—	$52	$25,971

The following table summarizes the Company’s pension plan assets measured at fair value as of September 29, 2017:

	Level 1	Level 2	Level 3	Total
Description:
Mutual funds	$20,207	$—	$—	$20,207
Money market funds	515	—	—	515
Group annuity contract	—	—	80	80
Total	$20,722	$—	$80	$20,802

The tables below set forth a summary of changes in fair value of the Company’s Level 3 pension plan assets for the years ended September 28, 2018 and September 29, 2017:

	2018	2017
Level 3 assets, beginning of year	$80	$113
Purchases	—	2
Unrealized (loss) gain	(2)	1
Sales	(26)	(36)
Level 3 assets, end of year	$52	$80

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

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is reported at fair value equal to the related rabbi trust assets, and is classified as “Other liabilities” on our accompanying Consolidated Balance Sheets, was approximately $17,477 and $14,932 as of September 28, 2018 and September 29, 2017, respectively.  See “Note 4 Fair Value” for additional information.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $1,321, $1,189 and $1,126 for 2018, 2017 and 2016, respectively.

8	PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9	COMMON STOCK

The number of authorized and outstanding shares of each class of the Company’s common stock at the end of the respective years was as follows:

	2018	2017
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,787,360	8,784,513
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,211,686	1,211,686

Holders of Class A common stock are entitled to elect 25%, or the next highest whole number, of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2018 and 2017 there were 0 and 320 shares of Class B common stock converted into Class A common stock, respectively.

10	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan there were 578,170 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at September 28, 2018.  Shares issued pursuant to the exercise of stock options or grants of restricted stock are typically issued first out of treasury stock to the extent that treasury shares are available.

The Company recognized tax benefits from the vesting of restricted stock and restricted stock units of $369, $404 and $112 for 2018, 2017 and 2016, respectively.  In 2018 and 2017, these amounts were recorded as a component of income tax expense.  In 2016, the amount was recorded as an increase in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows.  The Company recognizes forfeitures of equity awards as incurred.

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

A summary of non-vested stock activity for the two year period ended September 28, 2018 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 30, 2016	162,472	$24.49
Non-vested stock grants	8,846	43.12
Restricted stock vested	(76,250)	20.54
Non-vested stock at September 29, 2017	95,068	27.68
Non-vested stock grants	6,532	70.39
Restricted stock vested	(54,824)	25.36
Non-vested stock September 28, 2018	46,776	36.37

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 9,377 and 17,832 during 2018 and 2017, respectively.  The fair value of restricted stock vested during 2018, 2017 and 2016 was approximately $3,948, $3,219 and $2,348, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $501, $941 and $1,252 during 2018, 2017 and 2016, respectively.  The tax benefit recognized during 2018, 2017 and 2016 related to stock based compensation was $122, $358 and $476, respectively.  Unrecognized compensation cost related to non-vested stock as of September 28, 2018 was $692, which amount will be amortized to expense through November 2021 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2018 and in prior years have been granted at their fair market value on the date of grant.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees.

A summary of RSU activity follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 30, 2016	46,411	$23.62
RSUs granted	28,301	40.64
RSUs vested	(14,070)	22.39
RSUs at September 29, 2017	60,642	31.85
RSUs granted	27,868	67.82
RSUs vested	(8,931)	35.27
RSUs at September 28, 2018	79,579	44.06

Stock compensation expense, net of forfeitures, related to restricted stock units was $1,743, $1,011 and $547 for the years ended September 28, 2018, September 29, 2017 and September 30, 2016, respectively.  The tax benefit recognized during 2018, 2017 and 2016 related to restricted stock unit based compensation was $424, $384 and $208, respectively.  Unrecognized compensation cost related to non-vested restricted stock units as of September 28, 2018 was $938, which amount will be amortized to expense through September 2020 or adjusted for changes in future estimated or actual forfeitures.

Compensation expense related to units earned by employees is based upon the attainment of certain financial goals related to cumulative net sales and cumulative operating profit over a three-year performance period.  Awards are only paid if at least 80% of the target levels are met and maximum payouts are made if 120% of more of target levels are achieved.  The payouts for achievement at the minimum threshold levels of performance are equal to 50% of the target award amount.  The payouts for achievement at maximum levels of performance are equal to 150% of the target award amount.  To the extent earned, awards are issued in shares of Company common stock after the end of the three year performance period.

Employee Stock Purchase Plan

The 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company issued 3,365, 1,414 and 7,732 shares of Class A common stock under the Purchase Plan during the years 2018, 2017 and 2016, respectively, and recognized expense of $53, $34 and $33 in 2018, 2017 and 2016, respectively.

11	RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family and other related parties. These transactions include consulting services, aviation services, office rental, and certain administrative activities.  Total costs of these transactions were $1,231, $1,144 and $1,196 for 2018, 2017 and 2016, respectively.  Amounts due to/from related parties were immaterial at September 28, 2018 and September 29, 2017.

12	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin. During the year ended September 28, 2018, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $90,554 of the Company's consolidated revenues.   As of September 25, 2017, two customers of the Company's Fishing, Camping and Watercraft Recreation segments combined into a single entity.  The combined net sales to these two customers represented approximately $80,795 of the Company's consolidated revenues during fiscal 2017.  The Company had no single customer that accounted for more than 10% of its total net sales in fiscal 2016.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2018	2017	2016
Net sales:
Fishing:
Unaffiliated customers	$390,679	$327,796	$274,539
Interunit transfers	431	342	333
Camping:
Unaffiliated customers	37,732	37,887	39,975
Interunit transfers	38	33	43
Watercraft Recreation:
Unaffiliated customers	36,120	48,126	50,240
Interunit transfers	160	146	148
Diving
Unaffiliated customers	78,907	76,080	68,330
Interunit transfers	25	652	807
Other / Corporate	830	676	643
Eliminations	(654)	(1,173)	(1,331)
Total	$544,268	$490,565	$433,727
Operating profit (loss):
Fishing	$83,696	$58,697	$43,092
Camping	1,867	1,946	2,077
Watercraft Recreation	(1,555)	2,860	3,349
Diving (1)	2,766	1,847	(9,384)
Other / Corporate	(23,753)	(19,759)	(16,240)
	$63,021	$45,591	$22,894
Depreciation and amortization expense:
Fishing	$8,174	$8,437	$7,597
Camping	816	888	1,121
Watercraft Recreation	977	950	819
Diving	1,166	1,573	1,210
Other / Corporate	1,972	1,232	1,086
	$13,105	$13,080	$11,833
Capital expenditures:
Fishing	$9,709	$6,774	$6,970
Camping	253	372	311
Watercraft Recreation	859	988	911
Diving	1,109	695	1,464
Other / Corporate	7,222	2,784	2,046
	$19,152	$11,613	$11,702
Goodwill, net:
Fishing	$11,199	$11,238
Camping	—	—
Watercraft Recreation	—	—
Diving	—	—
	$11,199	$11,238
Total assets (end of period):
Fishing	$135,808	$128,706
Camping	32,728	32,652
Watercraft Recreation	16,994	20,222
Diving	56,498	58,190
Other / Corporate	153,908	113,889
	$395,936	$353,659

(1) Diving 2016 operating loss includes $6,197 of goodwill impairment charges.

A summary of the Company’s operations by geographic area is presented below:

	2018	2017	2016
Net sales:
United States:
Unaffiliated customers	$456,816	$404,073	$357,592
Interunit transfers	20,886	19,725	14,672
Europe:
Unaffiliated customers	37,014	34,521	32,069
Interunit transfers	10,438	10,983	9,824
Canada:
Unaffiliated customers	33,358	32,553	28,308
Interunit transfers	25	2	16
Other:
Unaffiliated customers	17,080	19,418	15,758
Interunit transfers	231	22	62
Eliminations	(31,580)	(30,732)	(24,574)
	$544,268	$490,565	$433,727
Total assets:
United States	$316,903	$276,916
Europe	42,048	42,956
Canada and other	36,985	33,787
	$395,936	$353,659
Long-term assets (1):
United States	$91,949	$83,726
Europe	3,553	3,396
Canada and other	2,992	3,056
	$98,494	$90,178

(1)	Long term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

13	CONTINGENCIES

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

14	VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2018, 2017 and 2016:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year Ended September 28, 2018
Allowance for doubtful accounts	$2,231	$21	$615	$1,637
Reserves for inventory valuation	5,428	394	698	5,124
Valuation of deferred tax assets	8,724	1,148	3,470	6,402
Reserves for sales returns	1,930	3,927	4,325	1,532
Year ended September 29, 2017
Allowance for doubtful accounts	$2,182	$876	$827	$2,231
Reserves for inventory valuation	5,623	1,356	1,551	5,428
Valuation of deferred tax assets	10,215	603	2,094	8,724
Reserves for sales returns	2,772	2,346	3,188	1,930
Year ended September 30, 2016
Allowance for doubtful accounts	$2,329	$299	$446	$2,182
Reserves for inventory valuation	4,879	3,650	2,906	5,623
Valuation of deferred tax assets	9,786	1,670	1,241	10,215
Reserves for sales returns	1,945	4,596	3,769	2,772

15	QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$116,579	$93,729	$165,778	$149,807	$170,779	$155,274	$91,132	$91,755
Gross profit	48,811	36,565	74,195	64,913	79,333	70,630	39,521	38,832
Operating profit (loss)	7,037	472	26,002	20,458	31,955	24,737	(1,973)	(76)
Income (loss) before income taxes	8,324	(45)	29,445	21,837	31,779	25,560	(1,442)	858
Income tax expense (benefit)	8,089	(4,101)	7,825	7,878	8,009	9,007	3,514	269
Net income (loss)	$235	$4,056	$21,620	$13,959	$23,770	$16,553	$(4,956)	$589
Net income (loss) per common share - Basic:
Class A	$0.02	$0.41	$2.19	$1.41	$2.40	$1.68	$(0.50)	$0.06
Class B	$0.02	$0.37	$1.99	$1.28	$2.19	$1.52	$(0.46)	$0.05
Net income (loss) per common share - Diluted:
Class A	$0.02	$0.40	$2.15	$1.39	$2.37	$1.65	$(0.49)	$0.06
Class B	$0.02	$0.40	$2.15	$1.39	$2.37	$1.65	$(0.49)	$0.06

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the entire year.

16	ACQUISITIONS

During the year ended September 30, 2016, the Company completed two acquisitions for a total of approximately $9,200.  No acquisitions were completed during fiscal 2017 or fiscal 2018.

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

The acquisition cost for the Northport assets was funded with existing cash and credit facilities. Approximately $500 of the purchase price was paid into a segregated escrow account which was set aside to fund potential indemnity claims that may be made by the Company against the Seller in connection with the inaccuracy of certain representations and warranties made by the Seller or related to the breach or nonperformance of certain other actions, agreements or conditions related to the acquisition, for a period of 24 months from the acquisition date.  The escrow balance was released to the Seller in full in fiscal 2018.  Approximately $250 of the purchase price was paid in the form of contingent consideration which required the Seller to meet certain conditions prior to the release of such funds.

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