Form 10-Q
period 2018-12-28
JOHNSON OUTDOORS INC
filed 2019-02-04
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 25, 2019, 8,827,384 shares of Class A and 1,211,602 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index
JOHNSON OUTDOORS INC.

PART I      FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(thousands, except per share data)	December 28, 2018	December 29, 2017
Net sales	$104,440	$116,579
Cost of sales	60,121	67,768
Gross profit	44,319	48,811
Operating expenses:
Marketing and selling	24,693	26,495
Administrative management, finance and information systems	8,387	10,407
Research and development	5,261	4,872
Total operating expenses	38,341	41,774
Operating profit	5,978	7,037
Interest income	(540)	(202)
Interest expense	37	72
Other expense (income), net	2,150	(1,157)
Profit before income taxes	4,331	8,324
Income tax expense	810	8,089
Net income	$3,521	$235

Weighted average common shares - Basic:
Class A	8,753	8,704
Class B	1,212	1,212
Participating securities	43	46
Weighted average common shares - Dilutive	10,008	9,962
Net income per common share - Basic:
Class A	$0.36	$0.02
Class B	$0.32	$0.02
Net income per common share - Diluted:
Class A	$0.35	$0.02
Class B	$0.35	$0.02
Dividends declared per common share:
Class A	$0.14	$0.10
Class B	$0.13	$0.09

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(thousands)	December 28, 2018	December 29, 2017
Net income	$3,521	$235
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation	(1,700)	(276)
Defined benefit pension plan:
Unrecognized gain arising during period, net of tax of $22 and $31, respectively	70	98
Amortization of unrecognized losses included in net periodic benefit cost, net of tax of $11 and $13, respectively	35	41
Total other comprehensive loss	(1,595)	(137)
Total comprehensive income	$1,926	$98

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	December 28, 2018	September 28, 2018	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$72,076	$121,877	$73,006
Short term investments	32,138	28,714	5,313
Accounts receivable, net	55,558	40,866	71,895
Inventories	116,278	88,864	90,861
Other current assets	6,008	5,373	3,483
Total current assets	282,058	285,694	244,558
Property, plant and equipment, net of accumulated depreciation of $133,958, $131,322 and $135,497, respectively	56,650	55,934	52,113
Deferred income taxes	11,678	11,748	16,176
Goodwill	11,164	11,199	11,228
Other intangible assets, net	12,047	12,341	13,235
Other assets	17,517	19,020	17,823
Total assets	$391,114	$395,936	$355,133
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,820	$34,160	$37,893
Accrued liabilities:
Salaries, wages and benefits	13,146	22,315	13,522
Accrued warranty	9,021	8,499	7,408
Income taxes payable	6,299	7,739	6,551
Accrued discounts and returns	7,508	7,505	6,836
Other	11,300	12,566	13,379
Total current liabilities	89,094	92,784	85,589
Deferred income taxes	1,672	1,715	1,835
Retirement benefits	1,913	1,945	8,602
Other liabilities	18,868	20,295	17,161
Total liabilities	111,547	116,739	113,187
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding:	442	442	442
December 28, 2018: 8,825,790
September 28, 2018: 8,787,360
December 29, 2017: 8,781,668
Class B shares issued and outstanding:	61	61	61
December 28, 2018: 1,211,602
September 28, 2018: 1,211,686
December 29, 2017: 1,211,686
Capital in excess of par value	73,968	75,025	73,145
Retained earnings	204,965	202,828	166,151
Accumulated other comprehensive income	1,892	3,487	4,856
Treasury stock at cost, shares of Class A common stock: 29,225, 67,655 and 69,982, respectively	(1,761)	(2,646)	(2,709)
Total shareholders’ equity	279,567	279,197	241,946
Total liabilities and shareholders’ equity	$391,114	$395,936	$355,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	December 28, 2018	December 29, 2017
CASH USED FOR OPERATING ACTIVITIES
Net income	$3,521	$235
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	3,090	2,943
Amortization of intangible assets	259	248
Amortization of deferred financing costs	7	38
Stock based compensation	534	537
Loss (gain) on disposal of productive assets	25	(98)
Deferred income taxes	47	6,469
Change in operating assets and liabilities:
Accounts receivable, net	(15,001)	(25,028)
Inventories, net	(27,930)	(11,607)
Accounts payable and accrued liabilities	(3,298)	1,756
Other current assets	(677)	1,091
Other non-current assets	—	(1)
Other long-term liabilities	179	(217)
Other, net	49	(307)
	(39,195)	(23,941)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Purchase of short-term investments	(7,124)	(3,206)
Proceeds from sale of short-term investments	3,700	44,500
Proceeds from sale of productive assets	—	105
Capital expenditures	(4,081)	(6,454)
	(7,505)	34,945
CASH USED FOR FINANCING ACTIVITIES
Debt issuance costs paid	—	(57)
Dividends paid	(1,384)	(989)
Purchases of treasury stock	(707)	(675)
	(2,091)	(1,721)
Effect of foreign currency rate changes on cash	(1,010)	(87)
(Decrease) increase in cash and cash equivalents	(49,801)	9,196
CASH AND CASH EQUIVALENTS
Beginning of period	121,877	63,810
End of period	$72,076	$73,006

Supplemental Disclosure:
Cash paid for taxes	$247	$542
Cash paid for interest	31	38

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of December 28, 2018 and December 29, 2017, and their results of operations for the three month periods then ended and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2018 which was filed with the Securities and Exchange Commission on December 7, 2018.

Due to seasonal variations and other factors, the results of operations for the three months ended December 28, 2018 are not necessarily indicative of the results to be expected for the Company’s full 2019 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

Accounts receivable are stated net of allowances for doubtful accounts of $1,327, $1,637 and $2,328 as of December 28, 2018, September 28, 2018 and December 29, 2017, respectively. The increase in net accounts receivable to $55,558 as of December 28, 2018 from $40,866 as of September 28, 2018 is attributable to the seasonal nature of the Company’s business and the resulting increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three month periods ended December 28, 2018 and December 29, 2017, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three month periods ended December 28, 2018 and December 29, 2017, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 38,562 and 46,776 for the three months ended December 28, 2018 and December 29, 2017, respectively.  There were no stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive during either of the three month periods ended December 28, 2018 and December 29, 2017.

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for future equity incentive awards) there were a total of 539,703 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at December 28, 2018.

Non-vested Stock

All shares of non-vested stock awarded by the Company have been granted in the form of shares of Class A common stock at their fair market value on the date of grant and vest within four years after the grant date.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s Class A shares traded.

Index
JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the three months ended December 28, 2018 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 28, 2018	46,776	$36.37
Non-vested stock grants	9,030	71.42
Restricted stock vested	(17,244)	30.05
Non-vested stock at December 28, 2018	38,562	47.41

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 3,381 and 9,377 during the three month periods ended December 28, 2018 and December 29, 2017, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $116 and $182 for the three month periods ended December 28, 2018 and December 29, 2017, respectively.  Unrecognized compensation cost related to non-vested stock as of December 28, 2018 was $1,346, which amount will be amortized to expense through November 2022 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended December 28, 2018 and December 29, 2017 was $1,237 and $3,948, respectively.

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

A summary of RSU activity for the three months ended December 28, 2018 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 28, 2018	79,579	$44.06
RSUs granted	22,192	71.42
RSUs vested	(32,031)	24.16
RSUs at December 28, 2018	69,740	61.91

Stock compensation expense, net of forfeitures, related to RSUs was $402 and $345 for the three months ended December 28, 2018 and December 29, 2017, respectively.  Unrecognized compensation cost related to non-vested RSUs as of December 28, 2018 was $2,838, which amount will be amortized to expense through September 2021 or adjusted for changes in future estimated or actual forfeitures.

Index
JOHNSON OUTDOORS INC.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company.  Shares tendered back to the Company were 6,509 and 0 during the three month periods ended December 28, 2018 and December 29, 2017, respectively.

The fair value of RSUs vested during the three month periods ended December 28, 2018 and December 29, 2017 was $2,944 and $415, respectively.

Compensation expense related to units earned by employees (as opposed to grants to outside directors) is based upon the attainment of certain Company financial goals related to cumulative net sales and cumulative operating profit over a three-year performance period.  Awards are only paid if at least 80% of the target levels are met and maximum payouts are made if 120% or more of target levels are achieved.  The payouts for achievement at the threshold levels of performance are equal to 50% of the target award amount.  The payouts for achievement at maximum levels of performance are equal to 150% of the target award amount.  To the extent earned, awards are issued in shares of Company Class A common stock after the end of the three-year performance period.

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

During the three month period ended December 28, 2018, the Company issued no shares of Class A common stock and recognized $16 of expense in connection with the Employees’ Stock Purchase Plan.  During the three month period ended December 29, 2017, the Company issued no shares of Class A common stock and recognized $10 in connection with the Plan.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company made contributions of $45 and $48 to its pension plans for the three months ended December 28, 2018 and December 29, 2017, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three month periods ended December 28, 2018 and December 29, 2017 were as follows:

	Three Months Ended
	December 28, 2018	December 29, 2017
Components of net periodic benefit cost:
Service cost	$—	$—
Interest on projected benefit obligation	265	261
Less estimated return on plan assets	191	298
Amortization of unrecognized losses	138	182
Net periodic benefit cost	$212	$145

Index
JOHNSON OUTDOORS INC.

6	INCOME TAXES

For the three months ended December 28, 2018 and December 29, 2017, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended
(thousands, except tax rate data)	December 28, 2018	December 29, 2017
Profit (loss) before income taxes	$4,331	$8,324
Income tax expense	810	8,089
Effective income tax rate	18.7%	97.2%

The effective tax rate for the three months ended December 28, 2018 was lower than the prior year period primarily due to the impact of the $6,763 provisional tax expense generated by the enactment of comprehensive tax legislation generally referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) in the first quarter of fiscal 2018.  Also, the Company recorded a tax benefit of $524 and $433 during the three month periods ended December 28, 2018 and December 29, 2017, respectively, related to equity compensation.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act.  Shortly after the Tax Act was enacted, the SEC issued accounting guidance, SAB 118, which provided a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act.  During the three months ended December 28, 2018, the Company completed the analysis of the various provisions of the Tax Act and recognized immaterial adjustments to the provisional amounts. The Company included these adjustments within income tax expense from continuing operations.

The Tax Act created a new requirement that certain income (commonly referred to as “GILTI”) earned by controlled foreign corporations (CFC’s) must be included currently in the gross income of the CFC’s U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy of the new GILTI tax rules will depend on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  The Company has included an estimate of the GILTI tax in the Company’s annualized effective tax rate used to determine tax expense for the three months ended December 28, 2018. However, we have not yet made a policy choice regarding whether to record deferred taxes on GILTI.

Prior to the Tax Act, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries, and no U.S. deferred income taxes or foreign withholding taxes were recorded. The transition tax noted above resulted in the previously untaxed foreign earnings being included in fiscal 2018 taxable income. We are currently analyzing our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which may include withholding taxes, local country taxes and potential U.S. state taxation. For these reasons, we are not yet able to reasonably estimate the effect of this provision of the Tax Act and have not recorded any withholding or state tax liabilities, any deferred taxes attributable to GILTI (as noted above) or any deferred taxes attributable to our investment in our foreign subsidiaries.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed, primarily in the foreign locations, is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended December 28, 2018 and December 29, 2017 were:

Index
JOHNSON OUTDOORS INC.

December 28, 2018	December 29, 2017
Australia	Australia
Austria
France	France
Indonesia	Indonesia
Japan
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2019 fiscal year tax expense is anticipated to be unchanged related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.  The Company is projecting accrued interest of $200 related to uncertain income tax positions for the fiscal year ending September 27, 2019.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Germany and Italy. As of the date of this report, the following tax years remain open to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2015-2018
Canada	2014-2018
France	2015-2018
Germany	2014-2018
Italy	2013-2018
Switzerland	2008-2018

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	December 28, 2018	September 28, 2018	December 29, 2017
Raw materials	$54,527	$40,375	$39,810
Work in process	328	39	91
Finished goods	61,423	48,450	50,960
	$116,278	$88,864	$90,861

Index
JOHNSON OUTDOORS INC.

8	GOODWILL

The changes in goodwill during the three months ended December 28, 2018 and December 29, 2017 were as follows:

	December 28, 2018	December 29, 2017
Balance at beginning of period	$11,199	$11,238
Amount attributable to movements in foreign currency rates	(35)	(10)
Balance at end of period	$11,164	$11,228

The Company evaluates the carrying value of goodwill for a reporting unit on an annual basis or more frequently when events and circumstances warrant such an evaluation.  In conducting this analysis, the Company uses the income approach to compare the reporting unit’s carrying value to its indicated fair value.  Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 13) below.

9	WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the three months ended December 28, 2018 and December 29, 2017.

	December 28, 2018	December 29, 2017
Balance at beginning of period	$8,499	$6,393
Expense accruals for warranties issued during the period	2,195	2,490
Less current period warranty claims paid	1,673	1,475
Balance at end of period	$9,021	$7,408

10	CONTINGENCIES

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

The Company had no debt at December 28, 2018, September 28, 2018, or December 29, 2017.

Revolvers
During the three months ended December 29, 2017, the Company and certain of its subsidiaries entered into a new unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. (“the Lending Group”).  This credit facility replaced the Company’s previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Credit Agreement dated November 15, 2017 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the “Credit Agreement” or “Revolver”).  The Revolver has an expiration date of November 15, 2022 and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders.

Index
JOHNSON OUTDOORS INC.

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at December 28, 2018 and December 29, 2017 were approximately 3.5% and 2.5%, respectively.

The Credit Agreement restricts the Company’s ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 28, 2018 or December 29, 2017.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $279 at each of December 28, 2018 and December 29, 2017.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the three month period ended December 28, 2018 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros, approximately 3% were denominated in Canadian dollars and approximately 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 28, 2018 and December 29, 2017, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at December 28, 2018, September 28, 2018 and December 29, 2017 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Valuation Techniques

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  These assets are included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets, and the mark to market adjustments on the assets are recorded in “Other expense (income), net” in the accompanying Condensed Consolidated Statements of Operations.  The offsetting deferred compensation liability is also reported at fair value and is included in “Other liabilities” in the Company’s Condensed Consolidated Balance Sheets. Changes in the liability are recorded in “Administrative management, finance and information systems” expense in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s financial assets measured at fair value as of December 28, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$15,982	$—	$—	$15,982

The following table summarizes the Company’s financial assets measured at fair value as of September 28, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$17,477	$—	$—	$17,477

The following table summarizes the Company’s financial assets measured at fair value as of December 29, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$16,207	$—	$—	$16,207

Index
JOHNSON OUTDOORS INC.

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended December 28, 2018 and December 29, 2017 was:

		Three Months Ended
	Location of loss (income) recognized in Statement of Operations	December 28, 2018	December 29, 2017
Rabbi trust assets	Other expense (income), net	$2,277	$(528)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended December 28, 2018 or December 29, 2017.

14	NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services.  The Company adopted the provisions of this ASU on September 29, 2018 for all contracts on a modified retrospective basis, with no cumulative-effect adjustment to retained earnings upon adoption.  The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The additional disclosures required by the ASU are include in Note 15 “Revenues” of these Notes to Condensed Consolidated Financial Statements.

Recently issued accounting pronouncements

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

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans (Topic 715), which modifies the disclosure requirements for employers that sponsor defined pension or postretirement plans. The amendments in this guidance are effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

Index
JOHNSON OUTDOORS INC.

15	REVENUES

Adoption of Topic 606

On September 29, 2018, the Company adopted ASU 2014-09 and all subsequent ASUs that modified Topic 606.  The adoption of the new revenue standard did not have a material impact on the Company’s consolidated financial statements, and the timing and amount of its revenue recognition remained substantially unchanged under this new guidance.

Revenue recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods.  For all contracts with customers, the Company has not adjusted the promised amount of consideration for the effects of a significant financing component as the period between the transfer of the promised goods and the customer’s payment is expected to be one year or less.  Sales are made on normal and customary short-term credit terms or upon delivery of point of sale transactions.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

The Company enters into contractual arrangements with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. The Company does not have long-term contracts which are satisfied over time. Due to the nature of these contracts, no significant judgment exists in relation to the identification of the customer contract, satisfaction of the performance obligation, or transaction price. The Company expenses incremental costs of obtaining a contract due to the short-term nature of the contracts.

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized.  Additionally, the Company records an other current asset for inventory which it expects to be returned with a corresponding reduction of cost of goods sold.  The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

The Company generally accounts for shipping and handling activities as a fulfillment activity, consistent with the timing of revenue recognition; that is, when a customer takes control of the transferred goods. In the event that a customer were to take control of a product prior to shipment, the Company made an accounting policy election to treat such shipping and handling activities as a fulfillment cost.  Shipping and handling fees billed to customers are included in “Net Sales,” and shipping and handling costs are recognized within “Marketing and selling expenses” in the same period the related revenue is recognized.

The Company has a wide variety of seasonal, outdoor recreation products used primarily for fishing from a boat, diving, paddling, hiking and camping, that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the nature of products are similar in terms of the nature of the revenue recognition policies.

16	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three month period ended December 28, 2018,  two customers of the Company’s Fishing, Camping and Watercraft Recreation segments each exceeded 10% of total net sales.  The combined net sales to these two customers represented approximately $31,876 of the Company’s consolidated revenues during the first fiscal quarter of 2019.  During the three month period ended December 29, 2017, one customer represented approximately $18,826 of the Company’s consolidated revenues.

Index
JOHNSON OUTDOORS INC.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		September 28, 2018
	December 28, 2018	December 29, 2017
Net sales:
Fishing:
Unaffiliated customers	$78,707	$88,845
Interunit transfers	90	62
Camping:
Unaffiliated customers	5,814	5,837
Interunit transfers	6	9
Watercraft Recreation:
Unaffiliated customers	4,319	4,349
Interunit transfers	6	8
Diving
Unaffiliated customers	15,529	17,433
Interunit transfers	9	5
Other / Corporate	70	115
Eliminations	(110)	(84)
Total	$104,440	$116,579
Operating profit (loss):
Fishing	$11,422	$14,065
Camping	(686)	(724)
Watercraft Recreation	(1,492)	(1,144)
Diving	(707)	(385)
Other / Corporate	(2,559)	(4,775)
	$5,978	$7,037
Total assets (end of period):
Fishing	$174,412	$161,135	$135,808
Camping	31,788	29,082	32,728
Watercraft Recreation	19,218	21,562	16,994
Diving	54,597	59,189	56,498
Other / Corporate	111,099	84,165	153,908
	$391,114	$355,133	$395,936
1

17	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended December 28, 2018 were as follows:

Index
JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2018	$7,796	$(4,309)	$3,487
Other comprehensive loss before reclassifications	(1,700)	—	(1,700)
Amounts reclassified from accumulated other comprehensive income	—	138	138
Tax effects	—	(33)	(33)
Balance at December 28, 2018	$6,096	$(4,204)	$1,892

The changes in AOCI by component, net of tax, for the three months ended December 29, 2017 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2017	$11,179	$(6,186)	$4,993
Other comprehensive loss before reclassifications	(276)	—	(276)
Amounts reclassified from accumulated other comprehensive income	—	183	183
Tax effects	—	(44)	(44)
Balance at December 29, 2017	$10,903	$(6,047)	$4,856

The reclassifications out of AOCI for the three months ended December 28, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$138	Other income and expense
Tax effects	(33)	Income tax expense
Total reclassifications for the period	$105

The reclassifications out of AOCI for the three months ended December 29, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$183	Other income and expense
Tax effects	(44)	Income tax expense
Total reclassifications for the period	$139

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended December 28, 2018 and December 29, 2017.  All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

Index
JOHNSON OUTDOORS INC.

•	Forward Looking Statements
•	Trademarks
•	Overview
•	Results of Operations
•	Liquidity and Financial Condition
•	Contractual Obligations and Off Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2018 which was filed with the Securities and Exchange Commission on December 7, 2018.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 7, 2018 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; any disruptions in the Company’s supply chain as a result of material fluctuations in the Company’s order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company’s products;  the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, among others, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Eureka!®, Jetboil®, Old Town®, Ocean Kayak®, Carlisle®, and SCUBAPRO®.

Index
JOHNSON OUTDOORS INC.

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

Highlights

Net sales of $104,440 for the first quarter of fiscal 2019 decreased $12,139, or 10%, from the same period in the prior year, mainly due to decreased sales volume in the Fishing and Diving businesses.  This sales volume decrease was the primary driver of a decrease of $1,059 in operating profit over the prior year quarter.  Tax expense had a significant impact on net income in the prior year quarter as the Company recognized provisional expenses related to the enactment of the Tax Cuts and Jobs Act of 2017 during the first quarter of fiscal 2018.

Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter falls prior to the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2018		2017		2016
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	11%	19%	1%	20%	-4%
March	31%	41%	30%	45%	31%	66%
June	31%	51%	32%	54%	32%	59%
September	17%	-3%	19%	—%	17%	-21%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

Index
JOHNSON OUTDOORS INC.

	Three Months Ended
	December 28, 2018	December 29, 2017
Net sales:
Fishing	$78,797	$88,907
Camping	5,820	5,846
Watercraft Recreation	4,325	4,357
Diving	15,538	17,438
Other / Eliminations	(40)	31
Total	$104,440	$116,579
Operating profit (loss):
Fishing	$11,422	$14,065
Camping	(686)	(724)
Watercraft Recreation	(1,492)	(1,144)
Diving	(707)	(385)
Other / Eliminations	(2,559)	(4,775)
Total	$5,978	$7,037

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended December 28, 2018 were $104,440, a decrease of $12,139, or 10%, compared to $116,579 for the three months ended December 29, 2017.  Foreign currency translation had an unfavorable impact of less than 1% on current year first quarter net sales compared to the prior year’s first quarter net sales.

Net sales for the three months ended December 28, 2018 for the Fishing business were $78,797, a decrease of $10,110, or 11%, from $88,907 during the first fiscal quarter of the prior year.  Timing for the release of new products and shipments drove the decrease over the prior year quarter.

Net sales for the Camping business were $5,820 for the first quarter of the current fiscal year, a decrease of $26, or 0%, from the prior year net sales during the same period of $5,846.  Lower tent sales and the divestiture of the Silva brand since the prior year period fully offset increased sales of Jetboil products in the current year quarter.

Market conditions remain challenging in Watercraft Recreation where net sales for the first quarter of fiscal 2019 were $4,325, a decrease of $32, or 1%, compared to $4,357 in the prior year same period.

Diving net sales were $15,538 for the three months ended December 28, 2018 versus $17,438 for the three months ended December 29, 2017, a decrease of $1,900, or 11%.  Weakened markets in Asia as well as the closure of the segment’s Japan entity contributed to the decline over the prior year quarter.  Furthermore, foreign currency translation unfavorably impacted sales in this segment by 2% versus the prior year first quarter.

Cost of Sales

Cost of sales for the three months ended December 28, 2018 was $60,121 compared to $67,768 for the three months ended December 29, 2017.  The decrease year over year was driven primarily by lower sales volume in the current year quarter over the prior year quarter.

Index
JOHNSON OUTDOORS INC.

The Company’s business is impacted by international or cross-border trade, including related to tariffs and trade tensions among nations.  Changes in U.S. trade policies, including the implementation of tariffs on the import of certain components and other supplies from China increased costs of sales by approximately $700 on its cost of sales for the three months ended December 28, 2018 over the prior year quarter.

Gross Profit Margin

For the three months ended December 28, 2018, gross profit as a percentage of net sales was 42.4% compared to 41.9% in the three month period ended December 29, 2017.  Favorable product mix was the primary driver of the improvement year over year.

Operating Expenses

Operating expenses were $38,341 for the three months ended December 28, 2018 compared to $41,774 for the three months ended December 29, 2017.  The decrease of $3,433 was primarily due to the impact of unfavorable market conditions on the Company’s deferred compensation plan assets which resulted in lower compensation expense and an offseting loss in Other Expense.  Additionally, lower sales volume related expenses between quarters further drove the decrease from the prior year period.

Operating Profit

Operating profit on a consolidated basis for the three month period ended December 28, 2018 was $5,978 compared to an operating profit of $7,037 in the first quarter of the prior fiscal year.   The decrease year over year was driven primarily by the decreased sales volume between quarters and the other factors noted above.

Interest

For the three months ended December 28, 2018, interest expense was $37 compared to $72 in the three months ended December 29, 2017.

Interest income for the three month periods ended December 28, 2018 and December 29, 2017 was $540 and $202, respectively.  The increase in interest income year over year was mainly driven by increased interest rates, as well as interest earnings on increased balances of short term investments and interest bearing cash in fiscal 2019 versus the corresponding periods of fiscal 2018.

Other Expense (Income), net

Other expense was $2,150 for the three months ended December 28, 2018 compared to other income of $1,157 in the prior year period.  For the three months ended December 28, 2018, foreign currency exchange losses were $213 compared to gains of $394 for the three months ended December 29, 2017.  Investment losses on the assets related to the Company’s non-qualified deferred compensation plan were $2,277 in the three month period ended December 28, 2018 compared to investment gains and earnings of $703 in the three month period ended December 29, 2017.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month period ended December 28, 2018 was 18.7%, compared to 97.2% in the corresponding period of the prior year.  The primary difference in the effective tax rate between the first quarter of 2019 and 2018 is the prior year period impact of a $6,763 provisional tax expense related to the 2017 tax reform referred to as the Tax Cuts and Jobs Act of 2017.  The difference between the 2019 first quarter overall tax rate and the U.S. statutory rate of 21% primarily relates to a first quarter tax benefit of $524 related to equity compensation awarded during the three month period ended December 28, 2018.  The Company expects similar discrete income tax impacts in future years that will vary dependent upon the value of share based payouts in those years.

Index
JOHNSON OUTDOORS INC.

Net Income

Net income for the three months ended December 28, 2018 was $3,521, or $0.35 per diluted common class A and B share, compared to net income of $235, or $0.02 per diluted common class A and B share, for the first quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $104,214 as of December 28, 2018, compared to cash and cash equivalents and short term investments of $78,319 as of December 29, 2017.  The Company’s debt to total capitalization ratio was 0% as of December 28, 2018 and December 29, 2017.  The Company’s total debt balance was $0 as of each of December 28, 2018 and December 29, 2017.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $55,558 as of December 28, 2018, a decrease of $16,337 compared to $71,895 as of December 29, 2017.  The decrease year over year related primarily to the decrease in sales volumes between the same periods.  Inventories, net of inventory reserves, were $116,278 as of December 28, 2018, an increase of $25,417, compared to $90,861 as of December 29, 2017.  The increase over the prior year period is due, in part, to pulling forward certain purchases in anticipation of recently announced tariffs.  Accounts payable were $41,820 at December 28, 2018 compared to $37,893 as of December 29, 2017.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
(thousands)	December 28, 2018	December 29, 2017
Cash (used for) provided by:
Operating activities	$(39,195)	$(23,941)
Investing activities	(7,505)	34,945
Financing activities	(2,091)	(1,721)
Effect of foreign currency rate changes on cash	(1,010)	(87)
(Decrease) increase in cash and cash equivalents	$(49,801)	$9,196

Operating Activities

Cash used for operations totaled $39,195 for the three months ended December 28, 2018 compared with cash used for operations of $23,941 during the corresponding period of the prior fiscal year.  The increase in the use of cash over the prior year three month period was due primarily to the increase in inventory, primarily in the Fishing segment between periods.  Depreciation and amortization charges were $3,349 for the three month period ended December 28, 2018 compared to $3,191 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $7,505 for the three months ended December 28, 2018 compared to $34,945 of cash provided by investing activities for the corresponding period of the prior fiscal year.  Cash provided in the prior year reflects the liquidation of short-term investments to cash in that period, which was re-invested in other short-term investments in subsequent periods, however, there were no similar liquidations in the current year quarter.  Cash usage for capital expenditures totaled $4,081 for the current quarter and $6,454 for the prior year quarter.  The decrease in expenditures in the current year quarter was primarily related to a planned global systems infrastructure upgrade and investments in digital transformation in the prior year quarter. The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2019 are expected to be funded by working capital.

Index
JOHNSON OUTDOORS INC.

Financing Activities

Cash used for financing activities totaled $2,091 for the three months ended December 28, 2018 compared to cash used for financing activities of $1,721 for the three month period ended December 29, 2017.  The year over year change was due primarily to higher dividends paid in the current year period over the prior year period.

During the quarter ended December 29, 2017, the Company and certain of its subsidiaries entered into a new unsecured revolving credit facility with PNC Bank National Association and Associated Bank, N.A. (“the Lending Group”).  This credit facility replaced the Company’s previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Credit Agreement dated November 15, 2017 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the “Credit Agreement” or “Revolver”).  The Revolver has an expiration date of November 15, 2022 and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders.  The Credit Agreement restricts the Company’s ability to incur additional debt and includes maximum leverage ratios and minimum interest coverage ratio covenants.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin on the Revolver ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at December 28, 2018 and December 29, 2017 were approximately 3.5% and 2.5%, respectively.

As of December 28, 2018 the Company held approximately $36,044 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at December 28, 2018.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$50,232	$5,792	$13,022	$6,586	$24,832
Open purchase orders	102,839	102,839	—	—	—
Contractually obligated interest payments	436	84	225	127	—
Total contractual obligations	$153,507	$108,715	$13,247	$6,713	$24,832

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $279 at each of December 28, 2018 and December 29, 2017.

The Company anticipates making contributions of $139 to its defined benefit pension plans during the remainder of fiscal 2019.

The Company has no other off-balance sheet arrangements.

Index
JOHNSON OUTDOORS INC.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 28, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.”  There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended December 28, 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 13% of the Company’s revenues for the three month period ended December 28, 2018 were denominated in currencies other than the U.S. dollar. Approximately 7% were denominated in euros, approximately 3% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 28, 2018 and December 29, 2017, the Company held no foreign currency forward contracts.

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

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 7, 2018.

Item 6.	Exhibits

See Exhibit Index to this Form 10-Q report.

Index
JOHNSON OUTDOORS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 4, 2019
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.