Form 10-Q
period 2019-03-29
JOHNSON OUTDOORS INC
filed 2019-05-03
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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

(262) 631-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $.05 par value per share	JOUT	NASDAQ Global Select Market SM

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 26, 2019, 8,838,459 shares of Class A and 1,211,602 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index
JOHNSON OUTDOORS INC.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net sales	$177,707	$165,778	$282,147	$282,357
Cost of sales	98,578	91,583	158,699	159,351
Gross profit	79,129	74,195	123,448	123,006
Operating expenses:
Marketing and selling	33,096	31,594	57,789	58,089
Administrative management, finance and information systems	12,598	11,235	20,985	21,642
Research and development	5,591	5,364	10,852	10,236
Total operating expenses	51,285	48,193	89,626	89,967
Operating profit	27,844	26,002	33,822	33,039
Interest income	(317)	(119)	(857)	(321)
Interest expense	36	43	73	115
Other (income) expense, net	(1,895)	(3,367)	255	(4,524)
Profit before income taxes	30,020	29,445	34,351	37,769
Income tax expense	8,097	7,825	8,907	15,914
Net income	$21,923	$21,620	$25,444	$21,855

Weighted average common shares - Basic:
Class A	8,790	8,737	8,771	8,721
Class B	1,212	1,212	1,212	1,212
Participating securities	26	44	32	46
Weighted average common shares - Dilutive	10,028	9,993	10,015	9,979
Net income per common share - Basic:
Class A	$2.21	$2.19	$2.57	$2.21
Class B	$2.01	$1.99	$2.33	$2.01
Net income per common share - Diluted:
Class A	$2.18	$2.15	$2.53	$2.18
Class B	$2.18	$2.15	$2.53	$2.18

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net income	$21,923	$21,620	$25,444	$21,855
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation	(148)	505	(1,848)	229
Reclassification adjustment for currency translation gains related to the liquidation of foreign entities included in net income	—	(2,351)	—	(2,351)
Defined benefit pension plan:
Unrecognized gain arising during period, net of tax of $22, $31, $44 and $62, respectively	71	99	141	197
Amortization of unrecognized losses included in net periodic benefit cost, net of tax of $11, $13, $22 and $26, respectively	34	39	69	80
Total other comprehensive loss	(43)	(1,708)	(1,638)	(1,845)
Total comprehensive income	$21,880	$19,912	$23,806	$20,010

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	March 29, 2019	September 28, 2018	March 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$68,205	$121,877	$51,066
Short term investments	—	28,714	—
Accounts receivable, net	124,750	40,866	124,237
Inventories	116,231	88,864	94,607
Other current assets	7,087	5,373	2,363
Total current assets	316,273	285,694	272,273
Property, plant and equipment, net of accumulated depreciation of $136,834, $131,322 and $129,237, respectively	57,503	55,934	53,603
Deferred income taxes	11,509	11,748	15,841
Goodwill	11,176	11,199	11,208
Other intangible assets, net	11,781	12,341	13,030
Other assets	19,751	19,020	17,971
Total assets	$427,993	$395,936	$383,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,391	$34,160	$43,724
Accrued liabilities:
Salaries, wages and benefits	14,589	22,315	15,181
Accrued warranty	9,240	8,499	8,930
Income taxes payable	13,016	7,739	10,601
Accrued discounts and returns	9,432	7,505	6,658
Other	13,917	12,566	14,808
Total current liabilities	102,585	92,784	99,902
Deferred income taxes	1,669	1,715	1,852
Retirement benefits	1,947	1,945	3,591
Other liabilities	21,091	20,295	17,336
Total liabilities	127,292	116,739	122,681
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding:	442	442	442
March 29, 2019: 8,838,459
September 28, 2018: 8,787,360
March 30, 2018: 8,785,735
Class B shares issued and outstanding:	61	61	61
March 29, 2019: 1,211,602
September 28, 2018: 1,211,686
March 30, 2018: 1,211,686
Capital in excess of par value	74,619	75,025	73,656
Retained earnings	225,491	202,828	186,584
Accumulated other comprehensive income	1,849	3,487	3,148
Treasury stock at cost, shares of Class A common stock: 29,225, 67,655 and 67,655, respectively	(1,761)	(2,646)	(2,646)
Total shareholders’ equity	300,701	279,197	261,245
Total liabilities and shareholders’ equity	$427,993	$395,936	$383,926

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Six Months Ended March 30, 2018
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 29, 2017	9,996,199	503	72,801	166,905	(2,198)	4,993
Net income	—	—	—	235	—	—
Dividends declared	—	—	—	(989)	—	—
Award of non-vested shares	6,532	—	(164)	—	164	—
Stock-based compensation	—	—	508	—	—	—
Currency translation adjustment	—	—	—	—	—	(276)
Change in pension plans, net of tax of $44	—	—	—	—	—	139
Purchase of treasury stock at cost	(9,377)	—	—	—	(675)	—
BALANCE AT DECEMBER 29, 2017	9,993,354	503	73,145	166,151	(2,709)	4,856
Net income	—	—	—	21,620	—	—
Dividends declared	—	—	—	(1,187)	—	—
Issuance of stock under employee stock purchase plan	1,740	—	68	—	—	—
Award of non-vested shares	2,327	—	(63)	—	63	—
Stock-based compensation	—	—	506	—	—	—
Currency translation adjustment	—	—	—	—	—	505
Write off of currency translation adjustment loss	—	—	—	—	—	(2,351)
Change in pension plans, net of tax of $44	—	—	—	—	—	138
BALANCE AT MARCH 30, 2018	9,997,421	$503	$73,656	$186,584	$(2,646)	$3,148

Six Months Ended March 29, 2019
BALANCE AT SEPTEMBER 28, 2018	9,999,046	503	75,025	202,828	(2,646)	3,487
Net income	—	—	—	3,521	—	—
Dividends declared	—	—	—	(1,384)	—	—
Award of non-vested shares	48,236	—	(1,593)	—	1,593	—
Stock-based compensation	—	—	536	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,700)
Change in pension plans, net of tax of $33	—	—	—	—	—	105
Purchase of treasury stock at cost	(9,890)	—	—	—	(708)	—
BALANCE AT DECEMBER 28, 2018	10,037,392	503	73,968	204,965	(1,761)	1,892
Net income	—	—	—	21,923	—	—
Dividends declared	—	—	—	(1,397)	—	—
Issuance of stock under employee stock purchase plan	1,594	—	79	—	—	—
Award of non-vested shares	11,075	—	—	—	—	—
Stock-based compensation	—	—	572	—	—	—
Currency translation adjustment	—	—	—	—	—	(148)
Change in pension plans, net of tax of $33	—	—	—	—	—	105
BALANCE AT MARCH 29, 2019	10,050,061	$503	$74,619	$225,491	$(1,761)	$1,849

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	March 29, 2019	March 30, 2018
CASH USED FOR OPERATING ACTIVITIES
Net income	$25,444	$21,855
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	6,324	5,915
Amortization of intangible assets	518	483
Amortization of deferred financing costs	13	44
Write off of currency translation adjustment gain	—	(2,351)
Stock based compensation	1,108	1,014
Gain on disposal of productive assets	(22)	(1,276)
Pension contributions	(90)	(5,093)
Deferred income taxes	202	6,829
Change in operating assets and liabilities:
Accounts receivable, net	(84,294)	(77,449)
Inventories, net	(27,988)	(15,084)
Accounts payable and accrued liabilities	10,238	15,647
Other current assets	(1,724)	2,215
Other long-term liabilities	417	(25)
Other, net	(27)	(94)
	(69,881)	(47,370)
CASH PROVIDED BY INVESTING ACTIVITIES
Purchase of short-term investments	(7,124)	(3,193)
Proceeds from sale of short-term investments	35,838	49,800
Proceeds from sale of productive assets	47	1,306
Capital expenditures	(8,178)	(10,924)
	20,583	36,989
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	79	68
Debt issuance costs paid	—	(61)
Dividends paid	(2,774)	(1,977)
Purchases of treasury stock	(708)	(675)
	(3,403)	(2,645)
Effect of foreign currency rate changes on cash	(971)	282
Decrease in cash and cash equivalents	(53,672)	(12,744)
CASH AND CASH EQUIVALENTS
Beginning of period	121,877	63,810
End of period	$68,205	$51,066

Supplemental Disclosure:
Cash paid for taxes	$1,915	$4,020
Cash paid for interest	61	70

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of March 29, 2019 and March 30, 2018, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2018 which was filed with the Securities and Exchange Commission on December 7, 2018.

Due to seasonal variations and other factors, the results of operations for the three and six months ended March 29, 2019 are not necessarily indicative of the results to be expected for the Company’s full 2019 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

Accounts receivable are stated net of allowances for doubtful accounts of $1,266, $1,637 and $2,446 as of March 29, 2019, September 28, 2018 and March 30, 2018, respectively. The increase in net accounts receivable to $124,750 as of March 29, 2019 from $40,866 as of September 28, 2018 is attributable to the seasonal nature of the Company’s business and the resulting increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

Index
JOHNSON OUTDOORS INC.

For the three and six month periods ended March 29, 2019 and March 30, 2018, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and six month periods ended March 29, 2019 and March 30, 2018, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 40,900 and 46,776 for the three months ended March 29, 2019 and March 30, 2018, respectively, and 42,710 and 63,048 for the six months ended March 29, 2019 and March 30, 2018, respectively.  Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 34,832 and 36,842 for the three month periods ended March 29, 2019 and March 30, 2018, respectively, and 29,364 and 34,113 for the six months ended March 29, 2019 and March 30, 2018, respectively.

Dividends per share

Dividends per share for the three and six month periods ended March 29, 2019 and March 30, 2018 were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Dividends declared per common share:
Class A	$0.14	$0.12	$0.28	$0.22
Class B	$0.13	$0.11	$0.25	$0.20

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for future equity incentive awards) there were a total of 532,367 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at March 29, 2019.

Non-vested Stock

All shares of non-vested stock awarded by the Company have been granted in the form of shares of Class A common stock at their fair market value on the date of grant and vest within one year from the date of grant for stock granted to directors and four years from the date of grant for stock granted to officers and employees.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s Class A shares traded.

Index
JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the six months ended March 29, 2019 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 28, 2018	46,776	$36.37
Non-vested stock grants	16,366	69.36
Restricted stock vested	(17,244)	30.05
Non-vested stock at March 29, 2019	45,898	50.51

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 3,381 and 9,377 during the six month periods ended March 29, 2019 and March 30, 2018, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $160 and $113 for the three month periods ended March 29, 2019 and March 30, 2018, respectively, and $278 and $221 for the six month periods ended March 29, 2019 and March 30, 2018, respectively.  Unrecognized compensation cost related to non-vested stock as of March 29, 2019 was $1,549, which amount will be amortized to expense through November 2022 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended March 29, 2019 and March 30, 2018 was $1,237 and $3,948, respectively.

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

A summary of RSU activity for the six months ended March 29, 2019 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 28, 2018	79,579	$44.06
RSUs granted	22,192	71.42
RSUs vested	(40,011)	31.59
RSUs at March 29, 2019	61,760	61.97

Stock compensation expense, net of forfeitures, related to RSUs was $414 and $383 for the three months ended March 29, 2019 and March 30, 2018, respectively, and $816 and $773 for the six months ended March 29, 2019 and March 30, 2018, respectively.  Unrecognized compensation cost related to non-vested RSUs as of March 29, 2019 was $2,222, which amount will be amortized to expense through September 2021 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company.  Shares tendered back to the Company were 6,509 and 0 during the six month periods ended March 29, 2019 and March 30, 2018, respectively.

Index
JOHNSON OUTDOORS INC.

The fair value of RSUs vested during the six month periods ended March 29, 2019 and March 30, 2018 was $3,333 and $549, respectively.

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

During the three month period ended March 29, 2019, the Company issued 1,594 shares of Class A common stock and recognized $2 of income in connection with the Employees' Stock Purchase Plan.  During the six month period ended March 29, 2019, the Company issued 1,594 shares of Class A common stock and recognized $14 of expense in connection with the Plan.  During the three and six month periods ended March 30, 2018, the Company issued 1,740 shares of Class A common stock and recognized $10 and $20, respectively, in connection with the Plan.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company made contributions of $45 and $5,047 to its pension plans for the three months ended March 29, 2019 and March 30, 2018, respectively, and contributions of $90 and $5,093 for the six month periods ended March 29, 2019 and March 30, 2018, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended March 29, 2019 and March 30, 2018 were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	264	261	529	522
Less estimated return on plan assets	191	298	382	597
Amortization of unrecognized losses	139	182	277	365
Net periodic benefit cost	$212	$145	$424	$290

Index
JOHNSON OUTDOORS INC.

6.	INCOME TAXES

For the three and six months ended March 29, 2019 and March 30, 2018, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Profit before income taxes	$30,020	$29,445	$34,351	$37,769
Income tax expense	8,097	7,825	8,907	15,914
Effective income tax rate	27.0%	26.6%	25.9%	42.1%

The effective tax rate for the three months ended March 29, 2019 and the prior year period were consistent with no primary factors impacting the rate.  The most significant factors impacting changes in the effective tax rate for the six months ended March 29, 2019 as compared with the prior year period is from the impact of the $6,763 provisional tax expense generated by the enactment of comprehensive tax legislation generally referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act") in the first quarter of fiscal 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act.  The Tax Act created a new requirement that certain income (commonly referred to as "GILTI") earned by controlled foreign corporations (CFC’s) must be included currently in the gross income of the CFC’s U.S. shareholder. The Company has elected to record the tax effects of the GILTI provision as a period expense in the applicable tax year when incurred.

Prior to the Tax Act, our practice and intention was to reinvest the earnings in our non-U.S. subsidiaries, and no U.S. deferred income taxes or foreign withholding taxes were recorded. The Company has not changed its practices or intentions with respect to these earnings.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended March 29, 2019 and March 30, 2018 were:

March 29, 2019	March 30, 2018
Australia	Australia
Austria
France	France
Indonesia	Indonesia
Japan
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
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

Index
JOHNSON OUTDOORS INC.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Germany and Italy.  As of the date of this report, the following tax years remain open to examination by the respective tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2015-2018
Canada	2014-2018
France	2015-2018
Germany	2014-2018
Italy	2013-2018
Switzerland	2008-2018

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	March 29, 2019	September 28, 2018	March 30, 2018
Raw materials	$52,004	$40,375	$41,150
Work in process	249	39	101
Finished goods	63,978	48,450	53,356
	$116,231	$88,864	$94,607

8	GOODWILL

The changes in goodwill during the six months ended March 29, 2019 and March 30, 2018 were as follows:

	March 29, 2019	March 30, 2018
Balance at beginning of period	$11,199	$11,238
Amount attributable to movements in foreign currency rates	(23)	(30)
Balance at end of period	$11,176	$11,208

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

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the six months ended March 29, 2019 and March 30, 2018.

	March 29, 2019	March 30, 2018
Balance at beginning of period	$8,499	$6,393
Expense accruals for warranties issued during the period	3,977	5,218
Less current period warranty claims paid	3,236	2,681
Balance at end of period	$9,240	$8,930

Index
JOHNSON OUTDOORS INC.

10	CONTINGENCIES

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

The Company had no debt outstanding at March 29, 2019, September 28, 2018, or March 30, 2018.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at March 29, 2019 and March 30, 2018 were approximately 3.5% and 2.9%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of March 29, 2019 or March 30, 2018.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $279 at each of March 29, 2019 and March 30, 2018.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the six month period ended March 29, 2019 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 5% were denominated in Canadian dollars and approximately 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

During the quarter ended March 30, 2018, the Company recognized a currency translation gain of $2,351 related to the substantial liquidation of a foreign subsidiary. This gain is reported as a component of "Other (income) expense, net" in the accompanying Condensed Consolidated Statements of Operations.

Index
JOHNSON OUTDOORS INC.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 29, 2019 and March 30, 2018, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at March 29, 2019, September 28, 2018 and March 30, 2018 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Valuation Techniques

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  These assets are included in "Other assets" in the Company's Condensed Consolidated Balance Sheets, and the mark to market adjustments on the assets are recorded in “Other expense (income), net” in the accompanying Condensed Consolidated Statements of Operations.  The offsetting deferred compensation liability is also reported at fair value and is included in "Other liabilities" in the Company's Condensed Consolidated Balance Sheets. Changes in the liability are recorded in "Administrative management, finance and information systems" expense in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s financial assets measured at fair value as of March 29, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$18,222	$—	$—	$18,222

Index
JOHNSON OUTDOORS INC.

The following table summarizes the Company’s financial assets measured at fair value as of September 28, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$17,477	$—	$—	$17,477

The following table summarizes the Company’s financial assets measured at fair value as of March 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$16,356	$—	$—	$16,356

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended March 29, 2019 and March 30, 2018 was:

		Three Months Ended		Six Months Ended
	Location of (income) loss recognized in Statement of Operations	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Rabbi trust assets	Other (income) expense, net	$(1,983)	$(43)	$294	$(571)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three or six month periods ended March 29, 2019 or March 30, 2018.

14	NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services.  The Company adopted the provisions of this ASU on September 29, 2018 for all contracts on a modified retrospective basis, with no cumulative-effect adjustment to retained earnings upon adoption.  The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The additional disclosures required by the ASU are include in Note 15 "Revenues" of these Notes to Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The ASU allows for early adoption in any interim period after issuance of the update.  The Company early adopted the ASU in the second quarter of fiscal 2019, and elected not to make this optional reclassification.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB also issued ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842) Targeted Improvements.  In February 2019, the FASB also issued ASU 2019-01 Leases (Topic 842): Codification Improvements.  The amendments in this update will increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for the Company in the first quarter of fiscal year 2020, and may be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available.  An entity may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the effect of this standard on its consolidated financial statements.

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

Adoption of Topic 606

On September 29, 2018, the Company adopted ASU 2014-09 and all subsequent ASUs that modified Topic 606.  The adoption of the new revenue standard did not have a material impact on the Company's consolidated financial statements, and the timing and amount of its revenue recognition remained substantially unchanged under this new guidance.

Revenue recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods.  For all contracts with customers, the Company has not adjusted the promised amount of consideration for the effects of a significant financing component as the period between the transfer of the promised goods and the customer's payment is expected to be one year or less.  Sales are made on normal and customary short-term credit terms or upon delivery of point of sale transactions.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

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

The Company generally accounts for shipping and handling activities as a fulfillment activity, consistent with the timing of revenue recognition; that is, when a customer takes control of the transferred goods. In the event that a customer were to take control of a product prior to shipment, the Company made an accounting policy election to treat such shipping and handling activities as a fulfillment cost.  Shipping and handling fees billed to customers are included in "Net Sales," and shipping and handling costs are recognized within "Marketing and selling expenses" in the same period the related revenue is recognized.

The Company has a wide variety of seasonal, outdoor recreation products used primarily for fishing from a boat, diving, paddling, hiking and camping, that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the nature of products are similar in terms of the nature of the revenue recognition policies.

16	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and six month periods ended March 29, 2019, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $35,507 and $53,750, respectively, of the Company's consolidated revenues.  During the three and six month periods ended March 30, 2018, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $30,450 and $49,280, respectively, of the Company's consolidated revenues.

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

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018	September 28, 2018
Net sales:
Fishing:
Unaffiliated customers	$138,071	$125,355	$216,778	$214,200
Interunit transfers	158	151	248	213
Camping:
Unaffiliated customers	9,522	10,075	15,336	15,912
Interunit transfers	7	7	13	16
Watercraft Recreation:
Unaffiliated customers	9,834	10,789	14,153	15,138
Interunit transfers	17	19	23	27
Diving
Unaffiliated customers	20,079	19,366	35,608	36,799
Interunit transfers	6	4	15	9
Other / Corporate	202	193	272	308
Eliminations	(189)	(181)	(299)	(265)
Total	$177,707	$165,778	$282,147	$282,357
Operating profit (loss):
Fishing	$34,590	$30,762	$46,012	$44,827
Camping	419	302	(267)	(422)
Watercraft Recreation	(516)	(170)	(2,008)	(1,314)
Diving	1,423	14	716	(371)
Other / Corporate	(8,072)	(4,906)	(10,631)	(9,681)
	$27,844	$26,002	$33,822	$33,039
Total assets (end of period):
Fishing			$235,446	$203,735	$135,808
Camping			30,136	28,594	32,728
Watercraft Recreation			24,657	27,360	16,994
Diving			58,006	62,191	56,498
Other / Corporate			79,748	62,046	153,908
			$427,993	$383,926	$395,936
1

Index
JOHNSON OUTDOORS INC.

17	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended March 29, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2018	$6,096	$(4,204)	$1,892
Other comprehensive income before reclassifications	(148)	—	(148)
Amounts reclassified from accumulated other comprehensive income	—	138	138
Tax effects	—	(33)	(33)
Balance at March 29, 2019	$5,948	$(4,099)	$1,849

The changes in AOCI by component, net of tax, for the three months ended March 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 29, 2017	$10,903	$(6,047)	$4,856
Other comprehensive loss before reclassifications	505	—	505
Amounts reclassified from accumulated other comprehensive income	(2,351)	182	(2,169)
Tax effects	—	(44)	(44)
Balance at March 30, 2018	$9,057	$(5,909)	$3,148

The changes in AOCI by component, net of tax, for the six months ended March 29, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2018	$7,796	$(4,309)	$3,487
Other comprehensive income before reclassifications	(1,848)	—	(1,848)
Amounts reclassified from accumulated other comprehensive income	—	276	276
Tax effects	—	(66)	(66)
Balance at March 29, 2019	$5,948	$(4,099)	$1,849

The changes in AOCI by component, net of tax, for the six months ended March 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2017	$11,179	$(6,186)	$4,993
Other comprehensive loss before reclassifications	229	—	229
Amounts reclassified from accumulated other comprehensive income	(2,351)	365	(1,986)
Tax effects	—	(88)	(88)
Balance at March 30, 2018	$9,057	$(5,909)	$3,148

Index
JOHNSON OUTDOORS INC.

The reclassifications out of AOCI for the three months ended March 29, 2019 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$138	Other income and expense
Tax effects	(33)	Income tax expense
Total reclassifications for the period	$105

The reclassifications out of AOCI for the three months ended March 30, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$182	Other income and expense
Tax effects	(44)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation adjustment gain	(2,351)	Other income and expense
Total reclassifications for the period	$(2,213)

The reclassifications out of AOCI for the six months ended March 29, 2019 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$276	Other income and expense
Tax effects	(66)	Income tax expense
Total reclassifications for the period	$210

The reclassifications out of AOCI for the six months ended March 30, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$365	Other income and expense
Tax effects	(88)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation adjustment gain	(2,351)	Other income and expense
Total reclassifications for the period	$(2,074)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended March 29, 2019 and March 30, 2018.  All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Index
JOHNSON OUTDOORS INC.

Highlights

Net sales of $177,707 for the second quarter of fiscal 2019 increased $11,929, or 7%, from the same period in the prior year, reflecting record sales volumes in the Fishing business.  This sales volume increase was the primary driver of an increase of $1,842 in operating profit over the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The second fiscal quarter falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2018		2017		2016
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	11%	19%	1%	20%	-4%
March	31%	41%	30%	45%	31%	66%
June	31%	51%	32%	54%	32%	59%
September	17%	-3%	19%	—%	17%	-21%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net sales:
Fishing	$138,229	$125,506	$217,026	$214,413
Camping	9,529	10,082	15,349	15,928
Watercraft Recreation	9,851	10,808	14,176	15,165
Diving	20,085	19,370	35,623	36,808
Other / Eliminations	13	12	(27)	43
Total	$177,707	$165,778	$282,147	$282,357
Operating profit (loss):
Fishing	$34,590	$30,762	$46,012	$44,827
Camping	419	302	(267)	(422)
Watercraft Recreation	(516)	(170)	(2,008)	(1,314)
Diving	1,423	14	716	(371)
Other / Eliminations	(8,072)	(4,906)	(10,631)	(9,681)
Total	$27,844	$26,002	$33,822	$33,039

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended March 29, 2019 were $177,707, an increase of $11,929, or 7%, compared to $165,778 for the three months ended March 30, 2018.  Foreign currency translation had an unfavorable impact of less than 1% on current year second quarter net sales compared to the prior year's second quarter net sales.

Index
JOHNSON OUTDOORS INC.

Net sales for the three months ended March 29, 2019 for the Fishing business were $138,229, an increase of $12,723, or 10%, from $125,506 during the second fiscal quarter of the prior year.  Strong performance of new technologies new to the market drove the growth over the prior year quarter.

Net sales for the Camping business were $9,529 for the second quarter of the current fiscal year, a decrease of $553, or 5%, from the prior year net sales during the same period of $10,082.  Increased military tent sales over the prior year quarter were not enough to overcome declines in the other lines of business in this segment for the quarter.

Market conditions remain challenging in Watercraft Recreation where net sales for the second quarter of fiscal 2019 were $9,851, a decrease of $957, or 9%, compared to $10,808 in the prior year same period.

Diving net sales were $20,085 for the three months ended March 29, 2019 versus $19,370 for the three months ended March 30, 2018, an increase of $715, or 4%.  Increased sales volume and the success of new products contributed to the growth over the prior year second quarter, which was partially offset by foreign currency translation unfavorably impacting sales in this segment by 4% versus the prior year second quarter.

For the six months ended March 29, 2019, consolidated net sales were flat at $282,147 compared to $282,357 for the six months ended March 30, 2018.

Net sales for the six months ended March 29, 2019 for the Fishing business were $217,026, an increase of $2,613, or 1%, from $214,413 during the same period of the prior year.  Record sales volumes in the prior year to date period resulted in sales being relatively flat year over year, despite strong performance of new products in the current year to date period.

Net sales for the Camping business were $15,349 for the six months ended March 29, 2019, a decrease of $579, or 4%, from the prior year net sales during the same period of $15,928.  Increased sales of Jetboil products in the current year period were not enough to overcome declines in tent sales and the divestiture of the Silva brand in the prior year period.

Net sales for the six months ended March 29, 2019 for the Watercraft Recreation business were $14,176, a decrease of $989, or 7%, compared to $15,165 in the prior year same period.  The decline was due primarily to a weakened kayak market as well as lost distribution related to retail consolidations.

Diving net sales were $35,623 for the six months ended March 29, 2019 versus $36,808 for the six months ended March 30, 2018, a decrease of $1,185, or 3%.  The decrease is primarily due to an unfavorable foreign currency impact of 3% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended March 29, 2019 was $98,578 compared to $91,583 for the three months ended March 30, 2018.  The increase year over year was driven primarily by higher sales volume in the current year quarter over the prior year quarter.  Additionally, tariffs implemented during the current fiscal year on the import of certain components and other supplies from China increased the cost of sales in the current year quarter by approximately $1,400 over the prior year three month period.

For the six months ended March 29, 2019, cost of sales of $158,699 was relatively flat compared to $159,351 in the same period of the prior year.  Tariffs on the import of certain components and other supplies from China were approximately $2,100 in the six months ended March 29, 2019.  These additional costs were offset by other material cost reductions.

On March 19, 2019, the Company received an exclusion from Section 301 tariffs for a component that is used in products assembled in the United States.  As a result of the exclusion granted, the Company now anticipates an aggregate reduced impact of Section 301 tariffs on the Company's fiscal 2019 net income, from the previous estimate of $6 to $9 million to approximately $5 to $7 million.  The exclusion applies for one year from the date it was granted and the Company will be reimbursed for tariffs previously assessed and paid on the excluded component. At this time, other product components remain subject to Section 301 tariffs, but the Company continues mitigation efforts.

Gross Profit Margin

For the three months ended March 29, 2019, gross profit as a percentage of net sales was 44.5% compared to 44.8% in the three month period ended March 30, 2018.  The slight decline in margin was due primarily to the additional tariffs noted above.

Index
JOHNSON OUTDOORS INC.

For the six months ended March 29, 2019, gross profit as a percentage of net sales improved slightly to 43.8% from 43.6% in the prior six month period despite the additional tariffs noted above.  Increased efficiencies and favorable product mix of sales in the Fishing business more than offset these additional costs.

Operating Expenses

Operating expenses were $51,285 for the three months ended March 29, 2019 compared to $48,193 for the three months ended March 30, 2018.  The increase of $3,092 was primarily due to the impact of favorable market conditions on the Company's deferred compensation plan assets which resulted in $2,000 of  higher compensation expense and an offsetting gain in Other Income during the current year quarter.  Additionally, higher sales volume related expenses between quarters further drove the increase from the prior year period.

Operating expenses of $89,626 for the six months ended March 29, 2019, were relatively flat compared to $89,967 for the six months ended March 30, 2018, mainly due to flat sales and sales volume related expenses year over year.  On a year to date basis, deferred compensation expense in the six months ended March 29, 2019 was $861 lower than the prior year six month period.

Operating Profit

Operating profit on a consolidated basis for the three month period ended March 29, 2019 was $27,844 compared to an operating profit of $26,002 in the second quarter of the prior fiscal year.   The improvement year over year was driven primarily by the increased sales volume between quarters and the other factors noted above.

Operating profit on a consolidated basis for the six months ended March 29, 2019 was $33,822 compared to an operating profit of $33,039 in the prior year to date period.  The slight improvement year over year was driven primarily by a small improvement in gross profit combined with slightly lower operating expenses between periods.

Interest

For the three months ended March 29, 2019, interest expense was $36 compared to $43 in the three months ended March 30, 2018.  Interest expense was $73 for the six months ended March 29, 2019 compared to $115 for the six months ended March 30, 2018.

Interest income for the three month periods ended March 29, 2019 and March 30, 2018 was $317 and $119, respectively.  For the six months ended March 29, 2019, interest income was $857, compared to $321 for the six months ended March 30, 2018.  The increase in interest income year over year was mainly driven by increased interest rates between periods, as well as the increase in interest earnings on increased balances of short term investments and interest bearing cash in fiscal 2019 versus the corresponding periods of fiscal 2018.

Other Expense (Income), net

Other income was $1,895 for the three months ended March 29, 2019 compared to other income of $3,367 in the prior year period.  For the three months ended March 29, 2019, foreign currency exchange gains were $12 compared to gains of $2,212 for the three months ended March 30, 2018.  The prior year quarter included a gain of $2,351 on the recognition of currency translation adjustments related to the substantial liquidation of the Company's subsidiary in Japan.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $2,047 in the three month period ended March 29, 2019 compared to investment gains and earnings of $83 in the three month period ended March 30, 2018.

For the six months ended March 29, 2019, other expense was $255 compared to other income $4,524 in the six months ended March 30, 2018.  Foreign currency gains were $176 for the six months ended March 29, 2019, compared to gains of $2,606 in the six months ended March 30, 2018.  The prior six month period reflected the write off of currency translation adjustments related to the substantial liquidation of the Company's subsidiary in Japan during the prior year to date period.  Net investment losses on the assets related to the Company’s non-qualified deferred compensation plan were $75 in the six month period ended March 29, 2019, compared to investment gains and earnings of $789 in the six month period ended March 30, 2018.   The prior year also included the gain on sale of certain trademarks in the Camping business of approximately $1,200 which was reported in Other income in the accompanying Condensed Consolidated Statements of Operations.

Index
JOHNSON OUTDOORS INC.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and six month period ended March 29, 2019 were 27.0% and 25.9%, respectively, compared to 26.6% and 42.1% in the corresponding periods of the prior year.

The change in the Company's effective tax rate for the six month period ended March 29, 2019, versus the prior year six month period was primarily due to a $6,763 provisional tax expense related to the 2017 tax reform referred to as the Tax Cuts and Jobs Act of 2017 recognized in the prior year to date period.  The difference between the 2019 second quarter overall tax rate and the U.S. statutory rate of 21% primarily relates to the effect of state income tax during the current period ended March 29, 2019.

Net Income

Net income for the three months ended March 29, 2019 was $21,923, or $2.18 per diluted common class A and B share, compared to net income of $21,620, or $2.15 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Net income for the six months ended March 29, 2019 was $25,444, or $2.53 per diluted common class A and B share, compared to net income of $21,855, or $2.18 per diluted common class A and B share, for the six months ended March 30, 2018.

Liquidity and Financial Condition

Cash and cash equivalents totaled $68,205 as of March 29, 2019, compared to cash and cash equivalents of $51,066 as of March 30, 2018.  The Company’s debt to total capitalization ratio was 0% as of March 29, 2019 and March 30, 2018.  The Company’s total debt balance was $0 as of each of March 29, 2019 and March 30, 2018.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $124,750 as of March 29, 2019, an increase of $513 compared to $124,237 as of March 30, 2018.  The slight increase year over year was consistent with relatively flat sales volumes between the same periods.  Inventories, net of inventory reserves, were $116,231 as of March 29, 2019, an increase of $21,624, compared to $94,607 as of March 30, 2018.  The increase over the prior year period is due, in part, to pulling forward certain purchases in anticipation of Section 301 tariffs on China sourced goods.  Accounts payable were $42,391 at March 29, 2019 compared to $43,724 as of March 30, 2018.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
(thousands)	March 29, 2019	March 30, 2018
Cash (used for) provided by:
Operating activities	$(69,881)	$(47,370)
Investing activities	20,583	36,989
Financing activities	(3,403)	(2,645)
Effect of foreign currency rate changes on cash	(971)	282
Decrease in cash and cash equivalents	$(53,672)	$(12,744)

Operating Activities

Cash used for operations totaled $69,881 for the six months ended March 29, 2019 compared with cash used for operations of $47,370 during the corresponding period of the prior fiscal year.  The increase in the use of cash over the prior year six month period was due primarily to the increase in inventory between periods.  Depreciation and amortization charges were $6,842 for the six month period ended March 29, 2019 compared to $6,398 for the corresponding period of the prior year.

Index
JOHNSON OUTDOORS INC.

Investing Activities

Cash provided by investing activities totaled $20,583 for the six months ended March 29, 2019 compared to $36,989 for the corresponding period of the prior fiscal year.  Cash provided in the prior year reflects the liquidation of short-term investments to cash in that period, which was re-invested in other short-term investments in subsequent periods, compared to fewer liquidations in the current year period.  Cash usage for capital expenditures totaled $8,178 for the current year six month period and $10,924 for the prior year period.  The decrease in expenditures in the current year to date period was primarily related to a planned global systems infrastructure upgrade and investments in digital transformation in the prior year six month period. The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2019 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $3,403 for the six months ended March 29, 2019 compared to $2,645 for the six month period ended March 30, 2018.  The year over year change was due primarily to higher dividends paid in the current year period over the prior year period.

During the quarter ended December 29, 2017, the Company and certain of its subsidiaries entered into a new unsecured revolving credit facility with PNC Bank National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility replaced the Company's previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Credit Agreement dated November 15, 2017 among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the “Credit Agreement” or “Revolver”).  The Revolver has an expiration date of November 15, 2022 and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders.  The Credit Agreement restricts the Company's ability to incur additional debt and includes maximum leverage ratios and minimum interest coverage ratio covenants.

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin on the Revolver ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at March 29, 2019 and March 30, 2018 were approximately 3.5% and 2.9%, respectively.

As of March 29, 2019 the Company held approximately $32,170 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at March 29, 2019.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$48,302	$3,862	$13,022	$6,586	$24,832
Open purchase orders	78,381	78,381	—	—	—
Contractually obligated interest payments	408	56	225	127	—
Total contractual obligations	$127,091	$82,299	$13,247	$6,713	$24,832

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $279 at each of March 29, 2019 and March 30, 2018.

The Company anticipates making contributions of $94 to its defined benefit pension plans during the remainder of fiscal 2019.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 28, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.”  There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended March 29, 2019.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 13% of the Company’s revenues for the six month period ended March 29, 2019 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 5% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 29, 2019 and March 30, 2018, the Company held no foreign currency forward contracts.

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
Signatures Dated: May 3, 2019
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.