Form 10-Q
period 2019-06-28
JOHNSON OUTDOORS INC
filed 2019-08-02
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer ☐Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 26, 2019, 8,838,459 shares of Class A and 1,211,602 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index
JOHNSON OUTDOORS INC.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	$176,253	$170,779	$458,400	$453,136
Cost of sales	96,528	91,446	255,227	250,797
Gross profit	79,725	79,333	203,173	202,339
Operating expenses:
Marketing and selling	36,484	31,191	94,273	89,280
Administrative management, finance and information systems	9,879	11,071	30,864	32,713
Research and development	5,333	5,116	16,185	15,352
Total operating expenses	51,696	47,378	141,322	137,345
Operating profit	28,029	31,955	61,851	64,994
Interest income	(434)	(172)	(1,291)	(493)
Interest expense	64	55	137	170
Other (income) expense, net	(493)	293	(238)	(4,231)
Profit before income taxes	28,892	31,779	63,243	69,548
Income tax expense	6,826	8,009	15,733	23,923
Net income	$22,066	$23,770	$47,510	$45,625

Weighted average common shares - Basic:
Class A	8,792	8,739	8,779	8,727
Class B	1,212	1,212	1,212	1,212
Participating securities	33	50	30	49
Weighted average common shares - Dilutive	10,037	10,001	10,021	9,988
Net income per common share - Basic:
Class A	$2.22	$2.40	$4.79	$4.62
Class B	$2.02	$2.19	$4.35	$4.20
Net income per common share - Diluted:
Class A	$2.19	$2.37	$4.72	$4.54
Class B	$2.19	$2.37	$4.72	$4.54

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income	$22,066	$23,770	$47,510	$45,625
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation	1,047	(2,442)	(801)	(2,213)
Reclassification adjustment for currency translation losses (gains) related to the liquidation of foreign entities included in net income	—	61	—	(2,290)
Defined benefit pension plan:
Change in pension plans, net of tax of ($7), $12, $59 and $100, respectively	(23)	38	187	315
Total other comprehensive income (loss)	1,024	(2,343)	(614)	(4,188)
Total comprehensive income	$23,090	$21,427	$46,896	$41,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	June 28, 2019	September 28, 2018	June 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$148,968	$121,877	$104,277
Short term investments	—	28,714	25,000
Accounts receivable, net	82,860	40,866	80,877
Inventories	95,833	88,864	77,299
Other current assets	5,519	5,373	1,012
Total current assets	333,180	285,694	288,465
Property, plant and equipment, net of accumulated depreciation of $140,316, $131,322 and $129,028, respectively	58,143	55,934	54,152
Deferred income taxes	11,198	11,748	12,829
Goodwill	11,195	11,199	11,184
Other intangible assets, net	11,538	12,341	12,716
Other assets	20,304	19,020	18,205
Total assets	$445,558	$395,936	$397,551
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,190	$34,160	$32,978
Accrued liabilities:
Salaries, wages and benefits	16,824	22,315	17,590
Accrued warranty	9,588	8,499	8,897
Income taxes payable	11,318	7,739	11,551
Accrued discounts and returns	7,864	7,505	6,450
Other	14,220	12,566	14,780
Total current liabilities	97,004	92,784	92,246
Deferred income taxes	1,700	1,715	1,775
Retirement benefits	1,964	1,945	3,788
Other liabilities	21,918	20,295	17,682
Total liabilities	122,586	116,739	115,491
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding:	443	442	442
June 28, 2019: 8,838,459
September 28, 2018: 8,787,360
June 29, 2018: 8,785,735
Class B shares issued and outstanding:	61	61	61
June 28, 2019: 1,211,602
September 28, 2018: 1,211,686
June 29, 2018: 1,211,686
Capital in excess of par value	75,192	75,025	74,229
Retained earnings	246,164	202,828	209,169
Accumulated other comprehensive income	2,873	3,487	805
Treasury stock at cost, shares of Class A common stock: 29,225, 67,655 and 67,655, respectively	(1,761)	(2,646)	(2,646)
Total shareholders’ equity	322,972	279,197	282,060
Total liabilities and shareholders’ equity	$445,558	$395,936	$397,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Nine Months Ended June 29, 2018
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 29, 2017	9,996,199	$503	$72,801	$166,905	$(2,198)	$4,993
Net income	—	—	—	235	—	—
Dividends declared	—	—	—	(989)	—	—
Award of non-vested shares	6,532	—	(164)	—	164	—
Stock-based compensation	—	—	508	—	—	—
Currency translation adjustment	—	—	—	—	—	(276)
Change in pension plans, net of tax of $44	—	—	—	—	—	139
Purchase of treasury stock at cost	(9,377)	—	—	—	(675)	—
BALANCE AT DECEMBER 29, 2017	9,993,354	503	73,145	166,151	(2,709)	4,856
Net income	—	—	—	21,620	—	—
Dividends declared	—	—	—	(1,187)	—	—
Issuance of stock under employee stock purchase plan	1,740	—	68	—	—	—
Award of non-vested shares	2,327	—	(63)	—	63	—
Stock-based compensation	—	—	506	—	—	—
Currency translation adjustment	—	—	—	—	—	505
Write off of currency translation adjustment	—	—	—	—	—	(2,351)
Change in pension plans, net of tax of $44	—	—	—	—	—	138
BALANCE AT MARCH 30, 2018	9,997,421	503	73,656	186,584	(2,646)	3,148
Net income	—	—	—	23,770	—	—
Dividends declared	—	—	—	(1,185)	—	—
Stock-based compensation	—	—	573	—	—	—
Currency translation adjustment	—	—	—	—	—	(2,442)
Write off of currency translation adjustment	—	—	—	—	—	61
Change in pension plans, net of tax of $12	—	—	—	—	—	38
BALANCE AT JUNE 29, 2018	9,997,421	$503	$74,229	$209,169	$(2,646)	$805

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Nine Months Ended June 28, 2019
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 28, 2018	9,999,046	$503	$75,025	$202,828	$(2,646)	$3,487
Net income	—	—	—	3,521	—	—
Dividends declared	—	—	—	(1,384)	—	—
Award of non-vested shares	48,236	—	(1,593)	—	1,593	—
Stock-based compensation	—	—	536	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,700)
Change in pension plans, net of tax of $33	—	—	—	—	—	105
Purchase of treasury stock at cost	(9,890)	—	—	—	(708)	—
BALANCE AT DECEMBER 28, 2018	10,037,392	503	73,968	204,965	(1,761)	1,892
Net income	—	—	—	21,923	—	—
Dividends declared	—	—	—	(1,397)	—	—
Issuance of stock under employee stock purchase plan	1,594	—	79	—	—	—
Award of non-vested shares	11,075	—	—	—	—	—
Stock-based compensation	—	—	572	—	—	—
Currency translation adjustment	—	—	—	—	—	(148)
Change in pension plans, net of tax of $33	—	—	—	—	—	105
BALANCE AT MARCH 29, 2019	10,050,061	503	74,619	225,491	(1,761)	1,849
Net income	—	—	—	22,066	—	—
Dividends declared	—	—	—	(1,393)	—	—
Award of non-vested shares	—	1	(1)	—	—	—
Stock-based compensation	—	—	574	—	—	—
Currency translation adjustment	—	—	—	—	—	1,047
Change in pension plans, net of tax of ($7)	—	—	—	—	—	(23)
BALANCE AT JUNE 28, 2019	10,050,061	$504	$75,192	$246,164	$(1,761)	$2,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	June 28, 2019	June 29, 2018
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$47,510	$45,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,602	8,901
Amortization of intangible assets	775	716
Amortization of deferred financing costs	20	51
Write off of currency translation adjustment gain	—	(2,290)
Stock based compensation	1,682	1,587
Gain on disposal of productive assets	(34)	(1,262)
Pension contributions	(134)	(5,140)
Deferred income taxes	519	9,780
Change in operating assets and liabilities:
Accounts receivable, net	(42,145)	(34,798)
Inventories, net	(7,249)	1,218
Accounts payable and accrued liabilities	4,495	8,685
Other current assets	(147)	3,526
Other non-current assets	198	—
Other long-term liabilities	501	463
Other, net	27	(36)
	15,620	37,026
CASH PROVIDED BY INVESTING ACTIVITIES
Purchase of short-term investments	(7,124)	(25,000)
Proceeds from sale of short-term investments	35,838	46,607
Proceeds from sale of productive assets	60	1,306
Capital expenditures	(12,031)	(14,653)
	16,743	8,260
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	79	68
Debt issuance costs paid	—	(61)
Dividends paid	(4,165)	(3,164)
Purchases of treasury stock	(708)	(675)
	(4,794)	(3,832)
Effect of foreign currency rate changes on cash	(478)	(987)
Increase in cash and cash equivalents	27,091	40,467
CASH AND CASH EQUIVALENTS
Beginning of period	121,877	63,810
End of period	$148,968	$104,277

Supplemental Disclosure:
Cash paid for taxes	$10,185	$8,049
Cash paid for interest	118	117

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index
JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of June 28, 2019 and June 29, 2018, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2018 which was filed with the Securities and Exchange Commission on December 7, 2018.

Due to seasonal variations and other factors, the results of operations for the three and nine months ended June 28, 2019 are not necessarily indicative of the results to be expected for the Company’s full 2019 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

Accounts receivable are stated net of allowances for doubtful accounts of $1,969, $1,637 and $1,446 as of June 28, 2019, September 28, 2018 and June 29, 2018, respectively. The increase in net accounts receivable to $82,860 as of June 28, 2019 from $40,866 as of September 28, 2018 is attributable to the seasonal nature of the Company’s business and the resulting increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

Index
JOHNSON OUTDOORS INC.

For the three and nine month periods ended June 28, 2019 and June 29, 2018, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and nine month periods ended June 28, 2019 and June 29, 2018, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 45,898 and 46,776 for the three months ended June 28, 2019 and June 29, 2018, respectively, and 43,772 and 57,624 for the nine months ended June 28, 2019 and June 29, 2018, respectively.  Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 28,673 and 38,392 for the three month periods ended June 28, 2019 and June 29, 2018, respectively, and 31,178 and 39,605 for the nine months ended June 28, 2019 and June 29, 2018, respectively.

There were no anti-dilutive stock options outstanding in either the three or nine month periods ended June 28, 2019 and June 29, 2018.

Dividends per share

Dividends per share for the three and nine month periods ended June 28, 2019 and June 29, 2018 were as follows:

	Three Months Ended		Nine months ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Dividends declared per common share:
Class A	$0.14	$0.12	$0.42	$0.32
Class B	$0.13	$0.11	$0.38	$0.29

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan (the only two plans where shares remain available for future equity incentive awards) there were a total of 532,367 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at June 28, 2019.

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

A summary of non-vested stock activity for the nine months ended June 28, 2019 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 28, 2018	46,776	$36.37
Non-vested stock grants	16,366	69.36
Restricted stock vested	(17,244)	30.05
Non-vested stock at June 28, 2019	45,898	50.51

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 3,381 and 9,377 during the nine month periods ended June 28, 2019 and June 29, 2018, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $240 and $106 for the three month periods ended June 28, 2019 and June 29, 2018, respectively, and $518 and $394 for the nine month periods ended June 28, 2019 and June 29, 2018, respectively.  Unrecognized compensation cost related to non-vested stock as of June 28, 2019 was $1,309, which amount will be amortized to expense through November 2022 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended June 28, 2019 and June 29, 2018 was $1,237 and $3,948, respectively.

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

A summary of RSU activity for the nine months ended June 28, 2019 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 28, 2018	79,579	$44.06
RSUs granted	22,192	71.42
RSUs vested	(40,011)	31.59
RSUs at June 28, 2019	61,760	61.97

Stock compensation expense, net of forfeitures, related to RSUs was $330 and $450 for the three months ended June 28, 2019 and June 29, 2018, respectively, and $1,144 and $1,149 for the nine months ended June 28, 2019 and June 29, 2018, respectively.  Unrecognized compensation cost related to non-vested RSUs as of June 28, 2019 was $1,893, which amount will be amortized to expense through September 2021 or adjusted for changes in future estimated or actual forfeitures.

Index
JOHNSON OUTDOORS INC.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company.  Shares tendered back to the Company were 6,509 and 0 during the nine month periods ended June 28, 2019 and June 29, 2018, respectively.

The fair value of RSUs vested during the nine month periods ended June 28, 2019 and June 29, 2018 was $3,333 and $549, respectively.

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

During the three month period ended June 28, 2019, the Company issued 0 shares of Class A common stock and recognized $4 of expense in connection with the Employees’ Stock Purchase Plan.  During the nine month period ended June 28, 2019, the Company issued 1,594 shares of Class A common stock and recognized $20 of expense in connection with the Plan.  During the three month period ended June 29, 2018, the Company issued 0 shares of Class A common stock and recognized $17 of expense in connection with the Plan.  During the nine month period ended June 29, 2018, the Company issued 1,740 shares of Class A common stock and recognized $44 of expense in connection with the Plan.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company made contributions of $44 and $47 to its pension plans for the three months ended June 28, 2019 and June 29, 2018, respectively, and contributions of $134 and $5,140 for the nine month periods ended June 28, 2019 and June 29, 2018, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended June 28, 2019 and June 29, 2018 were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	298	272	827	794
Less estimated return on plan assets	259	(25)	641	572
Amortization of unrecognized losses	(31)	50	246	415
Net periodic benefit cost	$8	$347	$432	$637

Index
JOHNSON OUTDOORS INC.

6	INCOME TAXES

For the three and nine months ended June 28, 2019 and June 29, 2018, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Profit before income taxes	$28,892	$31,779	$63,243	$69,548
Income tax expense	6,826	8,009	15,733	23,923
Effective income tax rate	23.6%	25.2%	24.9%	34.4%

The effective tax rate for the three months ended June 28, 2019 and the prior year period were consistent with no primary factors impacting the rate.  The most significant factors impacting changes in the effective tax rate for the nine months ended June 28, 2019 as compared with the prior year period is from the impact of the $6,763 provisional tax expense generated by the enactment of comprehensive tax legislation generally referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) in the first quarter of fiscal 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act.  The Tax Act created a new requirement that certain income (commonly referred to as “GILTI”) earned by controlled foreign corporations (CFC’s) must be included currently in the gross income of the CFC’s U.S. shareholder. The Company elected to record the tax effects of the GILTI provision as a period expense in the applicable tax year when incurred.

Prior to the Tax Act, the Company’s practice and intention was to reinvest the earnings in our non-U.S. subsidiaries, and no U.S. deferred income taxes or foreign withholding taxes were recorded. The Company has not changed its practices or intentions with respect to these earnings.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The tax jurisdictions that have a valuation allowance for the periods ended June 28, 2019 and June 29, 2018 were:

June 28, 2019	June 29, 2018
Australia	Australia
Austria
France	France
Indonesia	Indonesia
Netherlands	Netherlands
New Zealand	New Zealand
Spain	Spain
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

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.  The Company is projecting accrued interest of $100 related to uncertain income tax positions for the fiscal year ending September 27, 2019.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   The Company is currently undergoing income tax examinations in Germany and Italy.  As of the date of this report, the following tax years remain open to examination by the respective tax jurisdictions:

Index
JOHNSON OUTDOORS INC.

Jurisdiction	Fiscal Years
United States	2016-2018
Canada	2014-2018
France	2015-2018
Germany	2014-2018
Italy	2013-2018
Switzerland	2008-2018

7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	June 28, 2019	September 28, 2018	June 29, 2018
Raw materials	$42,702	$40,375	$32,141
Work in process	232	39	77
Finished goods	52,899	48,450	45,081
	$95,833	$88,864	$77,299

8	GOODWILL

The changes in goodwill during the nine months ended June 28, 2019 and June 29, 2018 were as follows:

	June 28, 2019	June 29, 2018
Balance at beginning of period	$11,199	$11,238
Amount attributable to movements in foreign currency rates	(4)	(54)
Balance at end of period	$11,195	$11,184

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

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the nine months ended June 28, 2019 and June 29, 2018.

	June 28, 2019	June 29, 2018
Balance at beginning of period	$8,499	$6,393
Expense accruals for warranties issued during the period	6,830	7,485
Less current period warranty claims paid	5,741	4,981
Balance at end of period	$9,588	$8,897

Index
JOHNSON OUTDOORS INC.

10	CONTINGENCIES

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

The Company had no debt outstanding at June 28, 2019, September 28, 2018, or June 29, 2018.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at June 28, 2019 and June 29, 2018 were approximately 3.4% and 3.1%, respectively.

The Credit Agreement restricts the Company’s ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of June 28, 2019 or June 29, 2018.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $279 at each of June 28, 2019 and June 29, 2018.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the nine month period ended June 28, 2019 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 5% were denominated in Canadian dollars and approximately 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

During the nine months ended June 29, 2018, the Company recognized a currency translation gain of $2,290 related to the liquidation of the Company’s subsidiary in Japan. This gain is reported as a component of “Other (income) expense, net” in the accompanying Condensed Consolidated Statements of Operations.

Index
JOHNSON OUTDOORS INC.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 28, 2019 and June 29, 2018, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at June 28, 2019, September 28, 2018 and June 29, 2018 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of June 28, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$18,981	$—	$—	$18,981

Index
JOHNSON OUTDOORS INC.

The following table summarizes the Company’s financial assets measured at fair value as of September 28, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$17,477	$—	$—	$17,477

The following table summarizes the Company’s financial assets measured at fair value as of June 29, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$16,659	$—	$—	$16,659

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended June 28, 2019 and June 29, 2018 was:

		Three Months Ended		Nine months ended
	Location of (income) loss recognized in Statement of Operations	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Rabbi trust assets	Other (income) expense, net	$(649)	$(283)	$(355)	$(854)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three or nine month periods ended June 28, 2019 or June 29, 2018.

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

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and nine month periods ended June 28, 2019, combined net sales to one customer of the Company’s Fishing, Camping and Watercraft Recreation segments represented approximately $24,260 and $78,010, respectively, of the Company’s consolidated revenues.  During the three and nine month periods ended June 29, 2018, combined net sales to one customer of the Company’s Fishing, Camping and Watercraft Recreation segments represented approximately $26,755 and $76,035, respectively, of the Company’s consolidated revenues.

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

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018	September 28, 2018
Net sales:
Fishing:
Unaffiliated customers	$127,968	$121,765	$344,746	$335,965
Interunit transfers	228	155	476	368
Camping:
Unaffiliated customers	14,708	13,898	30,044	29,810
Interunit transfers	20	17	33	33
Watercraft Recreation:
Unaffiliated customers	12,965	14,000	27,118	29,138
Interunit transfers	45	115	68	142
Diving
Unaffiliated customers	20,237	20,766	55,845	57,565
Interunit transfers	6	8	21	17
Other / Corporate	375	350	647	658
Eliminations	(299)	(295)	(598)	(560)
Total	$176,253	$170,779	$458,400	$453,136
Operating profit (loss):
Fishing	$29,672	$33,044	$75,684	$77,871
Camping	2,315	2,154	2,048	1,732
Watercraft Recreation	380	661	(1,628)	(653)
Diving	1,440	1,503	2,156	1,132
Other / Corporate	(5,778)	(5,407)	(16,409)	(15,088)
	$28,029	$31,955	$61,851	$64,994
Total assets (end of period):
Fishing			$173,076	$147,479	$135,808
Camping			33,401	34,368	32,728
Watercraft Recreation			22,227	23,259	16,994
Diving			60,431	58,763	56,498
Other / Corporate			156,423	133,682	153,908
			$445,558	$397,551	$395,936

Index
JOHNSON OUTDOORS INC.

17	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended June 28, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 29, 2019	$5,948	$(4,099)	$1,849
Other comprehensive income before reclassifications	1,047	—	1,047
Amounts reclassified from accumulated other comprehensive income	—	(30)	(30)
Tax effects	—	7	7
Balance at June 28, 2019	$6,995	$(4,122)	$2,873

The changes in AOCI by component, net of tax, for the three months ended June 29, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 30, 2018	$9,057	$(5,909)	$3,148
Other comprehensive loss before reclassifications	(2,442)	—	(2,442)
Amounts reclassified from accumulated other comprehensive income	61	50	111
Tax effects	—	(12)	(12)
Balance at June 29, 2018	$6,676	$(5,871)	$805

The changes in AOCI by component, net of tax, for the nine months ended June 28, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2018	$7,796	$(4,309)	$3,487
Other comprehensive loss before reclassifications	(801)	—	(801)
Amounts reclassified from accumulated other comprehensive income	—	246	246
Tax effects	—	(59)	(59)
Balance at June 28, 2019	$6,995	$(4,122)	$2,873

The changes in AOCI by component, net of tax, for the nine months ended June 29, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2017	$11,179	$(6,186)	$4,993
Other comprehensive loss before reclassifications	(2,213)	—	(2,213)
Amounts reclassified from accumulated other comprehensive income	(2,290)	415	(1,875)
Tax effects	—	(100)	(100)
Balance at June 29, 2018	$6,676	$(5,871)	$805

Index
JOHNSON OUTDOORS INC.

The reclassifications out of AOCI for the three months ended June 28, 2019 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$(30)	Other income and expense
Tax effects	7	Income tax expense
Total reclassifications for the period	$(23)

The reclassifications out of AOCI for the three months ended June 29, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$50	Other income and expense
Tax effects	(12)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation adjustment gain	61	Other income and expense
Total reclassifications for the period	$99

The reclassifications out of AOCI for the nine months ended June 28, 2019 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$246	Other income and expense
Tax effects	(59)	Income tax expense
Total reclassifications for the period	$187

The reclassifications out of AOCI for the nine months ended June 29, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$415	Other income and expense
Tax effects	(100)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation adjustment gain	(2,290)	Other income and expense
Total reclassifications for the period	$(1,975)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended June 28, 2019 and June 29, 2018.  All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 7, 2018 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company’s competitors with respect to product development or enhancement or the introduction of new products into the Company’s markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; any disruptions in the Company’s supply chain as a result of material fluctuations in the Company’s order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company’s products;  the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Index
JOHNSON OUTDOORS INC.

Highlights

Net sales of $176,253 for the third quarter of fiscal 2019 increased $5,474, or 3%, from the same period in the prior year, reflecting increased sales volumes in the Fishing business.  A decrease of $3,926 in operating profit over the prior year quarter was primarily the result of the impact of tariffs implemented during the current fiscal year on the import of certain components and other supplies from China, as well as increased marketing spend and increased bad debt expense year over year.

Seasonality

The Company’s business is seasonal in nature. The third fiscal quarter falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2018		2017		2016
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	11%	19%	1%	20%	-4%
March	31%	41%	30%	45%	31%	66%
June	31%	51%	32%	54%	32%	59%
September	17%	-3%	19%	—%	17%	-21%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales:
Fishing	$128,196	$121,920	$345,222	$336,333
Camping	14,728	13,915	30,077	29,843
Watercraft Recreation	13,010	14,115	27,186	29,280
Diving	20,243	20,774	55,866	57,582
Other / Eliminations	76	55	49	98
Total	$176,253	$170,779	$458,400	$453,136
Operating profit (loss):
Fishing	$29,672	$33,044	$75,684	$77,871
Camping	2,315	2,154	2,048	1,732
Watercraft Recreation	380	661	(1,628)	(653)
Diving	1,440	1,503	2,156	1,132
Other / Eliminations	(5,778)	(5,407)	(16,409)	(15,088)
Total	$28,029	$31,955	$61,851	$64,994

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended June 28, 2019 were $176,253, an increase of $5,474, or 3%, compared to $170,779 for the three months ended June 29, 2018.  Foreign currency translation had an unfavorable impact of less than 1% on current year third quarter net sales compared to the prior year’s third quarter net sales.

Index
JOHNSON OUTDOORS INC.

Net sales for the three months ended June 28, 2019 for the Fishing business were $128,196, an increase of $6,276, or 5%, from $121,920 during the third fiscal quarter of the prior year.  New to the market technologies drove the growth over the prior year quarter.

Net sales for the Camping business were $14,728 for the third quarter of the current fiscal year, an increase of $813, or 6%, from the prior year net sales during the same period of $13,915.  Increased military tent sales, as well as increased sales of Jetboil products over the prior year quarter were the primary driver of growth over the prior year third quarter.

Market conditions remain challenging in Watercraft Recreation where net sales for the third quarter of fiscal 2019 were $13,010, a decrease of $1,105, or 8%, compared to $14,115 in the prior year same period.

Diving net sales were $20,243 for the three months ended June 28, 2019 versus $20,774 for the three months ended June 29, 2018, a decrease of $531, or 3%.  The decrease is largely due to foreign currency translation unfavorably impacting sales in this segment by approximately 3% versus the prior year third quarter.

For the nine months ended June 28, 2019, consolidated net sales were $458,400, an increase of $5,264 compared to $453,136 for the nine months ended June 29, 2018.

Net sales for the nine months ended June 28, 2019 for the Fishing business were $345,222, an increase of $8,889, or 3%, from $336,333 during the same period of the prior year.  New to the market technologies drove the growth in the current year to date period.

Net sales for the Camping business were $30,077 for the nine months ended June 28, 2019, an increase of $234, or 1%, from the prior year net sales during the same period of $29,843.  Increased sales of Jetboil products and military tents in the current year to date period were largely offset by declines in other tent sales and the divestiture of the Silva brand in the prior year period.

Net sales for the nine months ended June 28, 2019 for the Watercraft Recreation business were $27,186, a decrease of $2,094, or 7%, compared to $29,280 in the prior year same period.  The decline was due primarily to a weakened kayak market as well as lost distribution related to retail consolidations.

Diving net sales were $55,866 for the nine months ended June 28, 2019 versus $57,582 for the nine months ended June 29, 2018, a decrease of $1,716, or 3%.  The decrease was primarily due to an unfavorable foreign currency impact of approximately 3% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended June 28, 2019 was $96,528 compared to $91,446 for the three months ended June 29, 2018.  The increase year over year was driven primarily by higher sales volume in the current year quarter over the prior year quarter.  Additionally, tariffs implemented during the current fiscal year on the import of certain components and other supplies from China increased the cost of sales in the current year quarter by approximately $1,900 over the prior year three month period.

For the nine months ended June 28, 2019, cost of sales of $255,227 increased slightly compared to $250,797 in the same period of the prior year.  The main driver of the increase over the prior year period was tariffs on the import of certain components and other supplies from China, which were approximately $4,000 in the nine months ended June 28, 2019.

The Company anticipates an aggregate negative impact of Section 301 tariffs on China sourced goods on the Company’s fiscal 2019 net income of approximately $5 to $7 million.

Gross Profit Margin

For the three months ended June 28, 2019, gross profit as a percentage of net sales was 45.2% compared to 46.5% in the three month period ended June 29, 2018.  The decline in margin was due primarily to the impact of the additional tariffs noted above.

For the nine months ended June 28, 2019, gross profit as a percentage of net sales was 44.3%, relatively flat to 44.7% in the prior year nine month period despite the impact of the additional tariffs noted above.  Increased efficiencies and favorable product mix of sales in the Fishing business and price increases in Diving helped to offset these additional costs.

Index
JOHNSON OUTDOORS INC.

Operating Expenses

Operating expenses were $51,696 for the three months ended June 28, 2019 compared to $47,378 for the three months ended June 29, 2018.  The increase of $4,318 was primarily due to increased marketing spend and increased bad debt expense, as well as higher sales volume related expenses between quarters.

Operating expenses were $141,322 for the nine months ended June 28, 2019 compared to $137,345 for the nine months ended June 29, 2018, an increase of $3,977 between periods mainly due to increased marketing spend and higher bad debt expense year over year.

Operating Profit

Operating profit on a consolidated basis for the three month period ended June 28, 2019 was $28,029 compared to an operating profit of $31,955 in the third quarter of the prior fiscal year.   The decrease year over year was driven primarily by the impact of the tariffs and the other factors noted above.

Operating profit on a consolidated basis for the nine months ended June 28, 2019 was $61,851 compared to an operating profit of $64,994 in the prior year to date period.  The decline year over year was mainly due to increased operating expenses as noted above.

Interest

For the three months ended June 28, 2019, interest expense was $64 compared to $55 in the three months ended June 29, 2018.  Interest expense was $137 for the nine months ended June 28, 2019 compared to $170 for the nine months ended June 29, 2018.

Interest income for the three month periods ended June 28, 2019 and June 29, 2018 was $434 and $172, respectively.  For the nine months ended June 28, 2019, interest income was $1,291, compared to $493 for the nine months ended June 29, 2018.  The increase in interest income year over year was mainly driven by increased interest rates between periods, as well as the increase in interest earnings on increased balances of interest bearing cash in fiscal 2019 versus the corresponding periods of fiscal 2018.

Other Expense (Income), net

Other income was $493 for the three months ended June 28, 2019 compared to other expense of $293 in the prior year period.  For the three months ended June 28, 2019, foreign currency exchange losses were $194 compared to losses of $213 for the three months ended June 29, 2018.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $710 in the three month period ended June 28, 2019 compared to investment gains and earnings of $345 in the three month period ended June 29, 2018.

For the nine months ended June 28, 2019, other income was $238 compared to other income $4,231 in the nine months ended June 29, 2018.  Foreign currency losses were $18 for the nine months ended June 28, 2019, compared to gains of $2,393 in the nine months ended June 29, 2018.  The prior year nine month period reflected a gain of $2,290 for the write off of currency translation adjustments related to the liquidation of the Company’s subsidiary in Japan during the prior year to date period.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $635 in the nine month period ended June 28, 2019, compared to investment gains and earnings of $1,132 in the nine month period ended June 29, 2018.   The prior year also included the gain on sale of certain trademarks in the Camping business of approximately $1,200 which was reported in Other income in the accompanying Condensed Consolidated Statements of Operations.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and nine month periods ended June 28, 2019 were 23.6% and 24.9%, respectively, compared to 25.2% and 34.4% in the corresponding periods of the prior year.

The change in the Company’s effective tax rate for the nine month period ended June 28, 2019, versus the prior year nine month period was primarily due to a $6,763 provisional tax expense related to the enactment of 2017 tax reform referred to as the Tax Cuts and Jobs Act of 2017, which was recognized in the prior year to date period.  The difference between the 2019 third quarter overall tax rate and the U.S. statutory rate of 21% primarily relates to the effect of state income tax during the current year period ended June 28, 2019.

Index
JOHNSON OUTDOORS INC.

Net Income

Net income for the three months ended June 28, 2019 was $22,066, or $2.19 per diluted common class A and B share, compared to net income of $23,770, or $2.37 per diluted common class A and B share, for the third quarter of the prior fiscal year.

Net income for the nine months ended June 28, 2019 was $47,510, or $4.72 per diluted common class A and B share, compared to net income of $45,625, or $4.54 per diluted common class A and B share, for the nine months ended June 29, 2018.

Liquidity and Financial Condition

Cash and cash equivalents totaled $148,968 as of June 28, 2019, compared to cash and cash equivalents of $129,277 as of June 29, 2018.  The Company’s debt to total capitalization ratio was 0% as of June 28, 2019 and June 29, 2018.  The Company’s total debt balance was $0 as of each of June 28, 2019 and June 29, 2018.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $82,860 as of June 28, 2019, an increase of $1,983 compared to $80,877 as of June 29, 2018.  The increase year over year was consistent with increased sales volumes between the same periods.  Inventories, net of inventory reserves, were $95,833 as of June 28, 2019, an increase of $18,534, compared to $77,299 as of June 29, 2018.  The increase over the prior year period is due, in part, to pulling forward certain purchases in anticipation of the implementation of Section 301 tariffs on China sourced goods and long lead times in relation to certain electronic components.  Accounts payable were $37,190 at June 28, 2019 compared to $32,978 as of June 29, 2018.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended
(thousands)	June 28, 2019	June 29, 2018
Cash provided by (used for):
Operating activities	$15,620	$37,026
Investing activities	16,743	8,260
Financing activities	(4,794)	(3,832)
Effect of foreign currency rate changes on cash	(478)	(987)
Increase in cash and cash equivalents	$27,091	$40,467

Operating Activities

Cash provided by operations totaled $15,620 for the nine months ended June 28, 2019 compared to $37,026 during the corresponding period of the prior fiscal year.  The decrease in cash provided by operations over the prior year nine month period was due primarily to the increase in inventory and accounts receivable between periods, offset in part by significant pension contributions and the write off of currency translation adjustments in the prior year period.  Depreciation and amortization charges were $10,377 for the nine month period ended June 28, 2019 compared to $9,617 for the corresponding period of the prior year.

Investing Activities

Cash provided by investing activities totaled $16,743 for the nine months ended June 28, 2019 compared to $8,260 for the corresponding period of the prior fiscal year.  Cash provided in the prior year period reflected increased investment in short-term investments versus cash in that period.  Cash usage for capital expenditures totaled $12,031 for the current year nine month period and $14,653 for the prior year period.  The decrease in expenditures in the current year to date period was primarily related to a planned global systems infrastructure upgrade and investments in digital transformation in the prior year nine month period. The Company’s recurring investments are made primarily for software development and tooling for new products and enhancements on existing products. Any additional expenditures in fiscal 2019 are expected to be funded by working capital.

Index
JOHNSON OUTDOORS INC.

Financing Activities

Cash used for financing activities totaled $4,794 for the nine months ended June 28, 2019 compared to $3,832 for the nine month period ended June 29, 2018.  The year over year change was due primarily to higher dividends paid in the current year period over the prior year period.

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

The interest rate on the Revolver resets each quarter and is based on LIBOR plus an applicable margin.  The applicable margin on the Revolver ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at June 28, 2019 and June 29, 2018 were approximately 3.4% and 3.1%, respectively.

As of June 28, 2019 the Company held approximately $35,869 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at June 28, 2019.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$46,371	$1,931	$13,022	$6,586	$24,832
Open purchase orders	64,408	64,408	—	—	—
Contractually obligated interest payments	380	28	225	127	—
Total contractual obligations	$111,159	$66,367	$13,247	$6,713	$24,832

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $279 at each of June 28, 2019 and June 29, 2018.

The Company anticipates making contributions of $50 to its defined benefit pension plans during the remainder of fiscal 2019.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 28, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.”  There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended June 28, 2019.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 13% of the Company’s revenues for the nine month period ended June 28, 2019 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 5% in Canadian dollars and approximately 2% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 28, 2019 and June 29, 2018, the Company held no foreign currency forward contracts.

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
Signatures Dated: August 2, 2019
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.