Form 10-K
period 2019-09-27
JOHNSON OUTDOORS INC
filed 2019-12-06
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2019

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

(262) 631-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock, $.05 par value per share	JOUT	NASDAQ Global Select Market SM

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

As of November 22, 2019, 8,863,394 shares of Class A and 1,211,602 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $361,000,000 on March 29, 2019 (the last business day of the registrant’s most recently completed fiscal second quarter) based on approximately 5,063,000 shares of Class A common stock held by non-affiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $71.36 per share, the closing price of the Class A common stock as reported on the NASDAQ Global Select MarketSM on March 29, 2019 (the last trading day of the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family, as defined herein) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Fishing

The Company’s Fishing segment key brands are: Minn Kota electric motors for quiet trolling or primary propulsion, marine battery chargers and shallow water anchors; Humminbird sonar and GPS equipment for fishfinding, navigation and marine cartography; and Cannon downriggers for controlled-depth fishing. Minn Kota trolling motors and shallow water anchors and Cannon downriggers are designed and manufactured primarily at the Company’s Mankato, Minnesota facility. Humminbird sonar and GPS equipment are designed and manufactured in Eufaula, Alabama and Alpharetta, Georgia.

Fishing brands and related accessories are sold across the globe, with the majority of sales coming from North America through large outdoor specialty retailers, such as Bass Pro Shops and Cabela’s; large retail store chains; marine distributors; original equipment manufacturers (OEM) of boat brands such as Tracker, Skeeter and Ranger; and internet retailers and distributors.  The Company also sells direct to consumers via its Minn Kota and Humminbird websites.  Markets outside of North America are accessed through a network of international distributors.

Fishing has achieved market share gains by focusing on innovative technology, quality products and effective marketing.  Such consumer marketing and promotion activities include: the Minn Kota, Humminbird and Cannon brand websites; social media networks and online promotions; product placements on fishing-related television shows; print advertising and editorial coverage in outdoor, general interest and sport magazines; professional angler and tournament sponsorships; and packaging and point-of-purchase materials and offers to increase consumer appeal and sales.

Camping

The Company’s Camping segment key brands are:  Eureka! consumer, commercial and military tents and accessories, sleeping bags, camping furniture and stoves and other recreational camping products; and Jetboil portable outdoor cooking systems.

Eureka! consumer tents, camping furniture, camping stoves and other recreational camping products are mid- to high-price range products sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers and direct to consumer via the Eureka! brand website. The Company’s consumer camping products are produced by third party manufacturing sources in Asia.  Marketing of the Company’s tents and other recreational camping products is focused on building the Eureka! brand name and establishing the Company as a leader in design and innovation. Consumer marketing and promotion activities include:  digital marketing and social media networks; print advertising and editorial coverage in general outdoor magazines.

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

Jetboil portable outdoor cooking systems, single burner and two burner stoves, and accessories are sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers, and direct to consumer via the Jetboil brand website.  Marketing of Jetboil systems is focused on building brand awareness and leadership in product features and innovation, primarily through digital marketing and social media networks. Jetboil products are produced at both the Company’s operating location in Manchester, New Hampshire and by third party manufacturing sources in Asia.  Markets outside of North America are accessed through a network of international distributors.

Watercraft Recreation

The Company’s Watercraft Recreation segment designs and markets canoes and kayaks under the Ocean Kayaks and Old Town brand names for family recreation, touring, angling and tripping. These brands are manufactured at the Company’s facility in Old Town, Maine.

The Company uses a rotational molding process for manufacturing mid- to high-end polyethylene kayaks and canoes and uses a thermoform molding process in the manufacturing of lower priced models at its facility in Old Town, Maine.  Watercraft Recreation accessory brands, including Carlisle branded paddles, are produced primarily by third party sources located in North America and Asia.  The company’s personal flotation devices are manufactured by third party sources located in Asia and are sold primarily under the Old Town brand.

The Company’s kayaks, canoes and accessories are sold through multiple channels primarily in the U.S. with an emphasis on independent specialty retailers and large outdoor retailers.  The Company also sells equipment direct to consumers via the Old Town and Ocean Kayak websites.  The Company has a network of distributors who sell Company products outside of North America.

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

The Company’s consumer communication focuses on building brand awareness and highlighting exclusive product features and consumer benefits of its product lines. The Company’s communication and distribution strategies reinforce the SCUBAPRO brand’s position as the industry’s quality and innovation leader. The Company markets its equipment via websites, through social media, through information and displays in dive specialty stores, and in diving magazines.

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

Research and Development

The Company commits significant resources to new product research and development in each of its business segments.  Fishing conducts its product research, design, engineering and software development activities at its locations in Mankato and Little Falls, Minnesota; Alpharetta, Georgia; Toronto, Canada; and Eufaula, Alabama.  Diving maintains research and development facilities in Zurich, Switzerland and Casarza Ligure, Italy.  Research and development activities for Watercraft Recreation are performed in Old Town, Maine.  Product research, design and innovation for Camping products are conducted at the Company’s Binghamton, New York and Manchester, New Hampshire locations.

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

Fishing:  Minn Kota’s main competitor in the electric trolling motors business is Motor Guide®, owned by Brunswick Corporation.  Further, two existing competitors in the on-boat electronics category have recently announced their entry into the electric trolling motor category during 2019.  Competition in this business is focused on technological innovation, product quality and durability as well as product benefits and features for fishing.

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

Backlog

Unfilled orders for future delivery of products totaled approximately $64 million at September 27, 2019.  For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates.

Employees

At September 27, 2019, the Company had approximately 1,200 regular, full-time employees.  The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

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

Seasonality

The Company’s products are primarily warm-weather, outdoor recreation-related, which results in seasonal variations in sales and profitability for the Company. This seasonal variability is due to customers’ increasing their inventories in the quarters ending March and June, the primary selling season for the Company’s outdoor recreation products, with lower inventory volumes during the quarters ending September and December. The Company mitigates the seasonality of its businesses somewhat by encouraging customers to purchase and take delivery of products more evenly through the year.  The following table shows, for the past three fiscal years, the total consolidated net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year.

	Fiscal Year
	2019		2018		2017
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	9%	21%	11%	19%	1%
March	32%	43%	31%	41%	30%	45%
June	31%	43%	31%	51%	32%	54%
September	18%	5%	17%	(3)%	19%	0%
	100%	100%	100%	100%	100%	100%

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

Available Information

The Company maintains a website at www.johnsonoutdoors.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company makes available on its website, free of charge, its (a) proxy statement for its annual meeting of shareholders; (b) Code of Business Conduct; (c) Code of Ethics for its Chief Executive Officer and Senior Financial and Accounting Officers; (d) the charters for the following committees of the Board of Directors: Audit; Compensation; Executive; and Nominating and Corporate Governance; and (e) Corporate Governance Guidelines, Insider Trading Policy and Incentive Compensation Recovery Policy. Except as specifically provided herein, the Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.  Copies of any materials the Company files with the Securities and Exchange Commission (SEC) can also be obtained free of charge through the SEC’s website at www.sec.gov.   The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1 (800) 732-0330.

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

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Navico, Garmin, Confluence Outdoor and Aqua Lung, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, due to limited barriers to entry in some of the product industries we engage in, we may face competition from new participants in our markets or from existing participants developing and introducing new products into our market segments. Two of our existing competitors in the on-boat electronics category announced entry into the electric trolling motor category during 2019 and will compete with products that we currently offer and sell in that category.  Further, we experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. Consolidation of our retail markets could result in fewer but larger retail customers, which may further result in lower selling prices or reduced sales volumes of our products or greater competition for shelf space in these retail markets.  Further, financial distress or bankruptcies in our retail markets could negatively impact our operating results and cash flows.  If we cannot compete in our product markets successfully in the future, our net sales, profitability and cash flows will likely decline.

General economic conditions affect the Company’s results.

Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products.  Moreover, our businesses are cyclical in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels.  Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income can reduce our sales and adversely affect our financial results.  Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition and results of operations.  Various uncertainties tied to economic conditions, including significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, a downturn in the economy or in discretionary income levels or changes in consumer preferences could impact the expected cash flows to be generated by an asset or group of assets, and may result in an impairment of those assets.  The impact of weak consumer credit markets, corporate restructurings, layoffs, prolonged high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

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

As of September 27, 2019, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 75% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 97% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

We may experience difficulties in integrating strategic acquisitions.

We have, as part of our strategy, historically pursued strategic acquisitions.  The pursuit of future growth through acquisitions involves significant risks that could have a material adverse effect on our business.  Risks associated with integrating strategic acquisitions include, but are not limited to:

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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 14% of our revenues for the year ended September 27, 2019 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros and approximately 5% were denominated in Canadian dollars with the remaining 3% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

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

Further, the impact of the decision of the United Kingdom to withdraw from the European Union, may cause the value of several European currencies, including the euro, to fluctuate, which may adversely affect our non-U.S. dollar sales and earnings.  As we have manufacturing operations in Italy, a significant disruption of the political or financial systems there could put these manufacturing operations at risk, which could ultimately adversely affect our profitability or operating results.

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Recent changes in U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. More tariff changes are also possible. We have developed strategies to mitigate, in part, previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate the impact of tariff increases in substantial part on our financial and operating results. Further, uncertainties about future tariff changes could result in mitigation actions undertaken by us that could prove to be detrimental to our business and our relationships with our customers and suppliers.

U.S. tariffs on Chinese goods and components impacted fiscal 2019 operating profit by approximately $3 million, and are estimated to negatively impact our fiscal 2020 operating profit in the range of $5 million to $6 million, which includes benefits of mitigation efforts to date, including exclusions granted and previously announced by the Company.  The scope of the tariffs and the rates at which they are implemented continue to fluctuate and change in an unpredictable manner that further complicates our ability to implement mitigation actions.

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

A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data (including with respect to the European Union’s General Data Protection Regulation and U.S. state laws such as the California Consumer Privacy Act). These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. The evolving data protection regulatory environment may require significant management attention and financial resources to analyze and modify our information technology infrastructure to meet these changing requirements all of which could reduce our operating margins and impact our operating results and financial condition.

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

We are subject to supranational, federal, state, local and foreign laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. These laws include the Resource Conservation and Recovery Act (as amended), the Clean Air Act (as amended) and the Comprehensive Environmental Response, Compensation and Liability Act (as amended), as well as similar laws in foreign jurisdictions.  Risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes would not arise.

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ or another stock exchange. We believe there are approximately 5,132,000 shares of our Class A common stock held by non-affiliates as of September 27, 2019. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	PROPERTIES

The Company maintains leased and owned manufacturing, warehousing, distribution and office facilities throughout the world. The Company believes that its facilities are well maintained and have capacity adequate to meet its current needs.

See Note 5 to the consolidated financial statements included elsewhere in this report for a discussion of the Company’s lease obligations.

As of September 27, 2019, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

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

Market Information

Certain information with respect to this item is included in Notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global Select MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of September 27, 2019, the Company had 528 holders of record of its Class A common stock and 23 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended September 27, 2019, September 28, 2018 and September 29, 2017 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Stock prices:
High	$93.00	$75.21	$44.86	$71.36	$74.48	$37.77	$86.70	$86.66	$48.85	$76.21	$105.16	$73.28
Low	58.05	59.92	34.72	58.74	60.16	31.68	69.81	61.82	33.38	54.47	78.92	46.68

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

Quarterly dividends declared in the first three quarters of fiscal 2019 were $0.14 per share of Class A common stock, and $0.17 per share for the fourth fiscal quarter of 2019.  Quarterly dividends declared per share of Class B common stock were $0.13 for the first three quarters of fiscal 2019, and $0.15 per share for the fourth fiscal quarter of 2019.  Total dividends declared in fiscal 2019 were $5,864.  Cash dividends paid in fiscal 2019 totaled $5,557 and dividends payable of $1,690 were included in current liabilities at September 27, 2019.

While the Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock, they review the Company’s dividend quarterly and may elect to increase, decrease or not pay a dividend at any time. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and compliance with debt covenants in its loan agreements.

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since October 3, 2014 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company’s peer group consists of Clarus Corporation, Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Marine Products Corporation, Malibu Boats Inc. and Nautilus, Inc.  The graph assumes $100 was invested on October 3, 2014 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group index.

* $100 invested on October 3, 2014 in stock or index, including reinvestment of dividends.
Indices calculated on a mid-month basis.

	10/3/2014	10/2/2015	9/30/2016	9/29/2017	9/28/2018	9/27/2019
Johnson Outdoors Inc.	$100.0	$84.6	$144.7	$294.4	$375.9	$238.8
NASDAQ Composite	100.0	106.4	121.6	150.3	188.2	187.8
Russell 2000 Index	100.0	102.2	116.6	140.7	162.2	147.5
Peer Group	100.0	87.9	110.8	131.0	174.4	178.0

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

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or referred to elsewhere in this report.  The operating results for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 and the balance sheet data as of September 27, 2019 and September 28, 2018, are derived from the Company’s audited consolidated financial statements included elsewhere herein.  The operating results for the years ended September 30, 2016 and October 2, 2015, and the balance sheet data as of September 29, 2017, September 30, 2016 and October 2, 2015 are derived from the Company’s audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

(thousands, except per share data)	September 27 2019	September 28 2018	September 29 2017	September 30 2016	October 2 2015
OPERATING RESULTS
Net sales	$562,419	$544,268	$490,565	$433,727	$430,489
Gross profit	249,756	241,860	210,940	176,462	171,733
Impairment losses	—	—	—	6,197	—
Operating expenses	185,982	178,839	165,349	147,371	153,880
Operating profit	63,774	63,021	45,591	22,894	17,853
Interest expense	172	203	757	727	865
Other (income) expense, net	(2,905)	(5,288)	(3,376)	(1,488)	1,235
Income before income taxes	66,507	68,106	48,210	23,655	15,753
Income tax expense	15,094	27,437	13,053	10,154	5,137
Net income	$51,413	$40,669	$35,157	$13,501	$10,616
Weighted average common shares - Dilutive	10,021	9,996	9,920	9,855	9,727
Net income per common share - Diluted:
Class A	$5.11	$4.05	$3.51	$1.34	$1.06
Class B	5.11	4.05	3.51	1.34	1.06
Dividends declared, per common share:
Class A	$0.59	$0.48	$0.37	$0.32	$0.31
Class B	0.54	0.44	0.34	0.29	0.28

(thousands, except per share data)	September 27 2019	September 28 2018	September 29 2017	September 30 2016	October 2 2015
BALANCE SHEET DATA
Current assets	$322,528	$285,694	$240,849	$201,968	$209,370
Total assets	436,444	395,936	353,659	310,279	299,204
Current liabilities	87,866	92,784	84,077	67,654	69,554
Long-term debt, less current maturities	—	—	—	7,008	7,062
Total debt	—	—	—	7,389	7,430
Shareholders’ equity	324,534	279,197	243,004	207,496	197,968

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated, all monetary amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than per share amounts, are stated in thousands.

Executive Overview

The Company designs, manufactures and markets high quality recreational products for the outdoor enthusiast. Through a combination of innovative products, strong marketing, a talented and passionate workforce and efficient distribution, the Company seeks to set itself apart from the competition in its markets. Its subsidiaries operate as a network that promotes innovation and leverages best practices and synergies, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

Highlights

The Company’s fiscal 2019 revenues increased by 3% over the prior year driven primarily by strong performance in the Fishing segment.  Operating profit remained relatively flat in 2019, increasing $753, or 1%, over 2018.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2019	2018	2017
Net sales	$562,419	$544,268	$490,565
Gross profit	249,756	241,860	210,940
Operating expenses	185,982	178,839	165,349
Operating profit	63,774	63,021	45,591
Interest expense	172	203	757
Other income, net	(2,905)	(5,288)	(3,376)
Income tax expense	15,094	27,437	13,053
Net income	51,413	40,669	35,157

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2019	2018	2017
Net sales:
Fishing	$412,121	$391,110	$328,138
Camping	40,379	37,770	37,920
Watercraft Recreation	33,498	36,280	48,272
Diving	76,306	78,932	76,732
Other / Eliminations	115	176	(497)
	$562,419	$544,268	$490,565

	2019	2018	2017
Operating profit (loss):
Fishing	$84,092	$83,696	$58,697
Camping	2,896	1,867	1,946
Watercraft Recreation	(2,822)	(1,555)	2,860
Diving	3,043	2,766	1,847
Other / Eliminations	(23,435)	(23,753)	(19,759)
	$63,774	$63,021	$45,591

See Note 13 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2019 vs. Fiscal 2018

Net Sales

Net sales in 2019 increased by 3% to $562,419 compared to $544,268 in 2018.  Foreign currency exchange had a $3,170 unfavorable impact, less than 1%, on the current year’s sales versus the prior year.

Net sales for the Fishing business increased by $21,011, or 5% during 2019 from 2018.  Strong performance of new products, particularly from the Humminbird brand, drove the growth over the prior year.

Camping net sales increased $2,609, or 7%, in 2019 from 2018.  Increased military tent sales, as well as increased sales of Jetboil products over the prior year were the primary drivers for growth year over year.

Net sales in the Watercraft Recreation business decreased $2,782, or 8%, due to a weakened paddling market and lost distribution related to retail consolidations.

Diving net sales decreased $2,626, or 3%, year over year.  Growth in the US market was more than offset by declines in the Asia market and foreign currency translation, which negatively impacted sales by 3% in 2019 versus the prior year period.

Cost of Sales

Cost of sales was $312,663, or 55.6% of net sales, on a consolidated basis for fiscal 2019 compared to $302,408, or 55.6% of net sales, in the prior year.  Higher sales volumes between years were the primary driver of the increase in the cost of sales. Additionally, the impact of approximately $2,900 of additional tariffs, which have increased our cost of sales, on Chinese goods and components over the prior year was offset by favorable product mix and pricing between fiscal years.

Gross Profit

Gross profit of $249,756 was 44.4% of net sales on a consolidated basis for the year ended September 27, 2019 compared to $241,860, or 44.4% of net sales in the prior year.

Gross profit in the Fishing business increased by $7,896 from the prior year due primarily to the 5% increase in net sales year over year.  A sales mix shift to higher value new products during fiscal 2019 more than offset the effect of approximately $2,600 of new tariffs on Chinese sourced goods and components.

Camping gross profit increased by $1,390 from 2018 due primarily to its increased sales volume between years, a favorable mix of products sold and fewer closeouts in the current year as compared to the prior year.

Gross profit in the Watercraft Recreation segment decreased by $928 from 2018 levels due primarily to lower sales volumes occurring during 2019.

The $465 decrease in gross profit in the Diving segment was due primarily to the unfavorable impact of foreign currency translation in that segment during fiscal 2019.

Operating Expenses

Operating expenses increased from the prior year by $7,143.  The increase was driven primarily by higher sales volume related costs and bad debt expenses incurred in fiscal 2019.  Additionally, investment in  marketing support further increased expenses year over year.

Operating expenses for the Fishing segment increased by $7,501 from fiscal 2018 levels.  The increase was due primarily to higher sales volume related expenses and bad debt expenses incurred in fiscal 2019.  In addition, higher research and development expenses further contributed to the increase between years.

Camping operating expenses increased by $361 from the prior year due primarily to increased sales volume related expenses in 2019.

In the Watercraft Recreation segment, operating expenses increased $339 from their levels in fiscal 2018 due primarily to increased advertising and freight expenses in 2019.

Operating expenses for the Diving business decreased by $740 year over year due primarily to lower headcount related expenses between periods.

The Company’s 2019 general corporate expenses of $23,691 decreased $317 from $24,008 in 2018.  The year over year decrease primarily reflects lower deferred compensation and health insurance costs offset in part by investment in marketing support.

Operating Results

The Company’s operating profit was $63,774 in fiscal 2019 compared to an operating profit of $63,021 in fiscal 2018.  Fishing operating profit increased by $396 to $84,092 from $83,696 in the prior year due primarily to higher sales volumes between years.  The operating profit for Camping was $2,896 compared to $1,867 in 2018 which increase was due primarily as a result of higher sales volumes between periods.  The operating loss for the Watercraft Recreation business was $2,822 in fiscal 2019 compared to a loss of $1,555 in fiscal 2018 due to the factors noted above.  Operating profit for the Diving business increased by $277 in fiscal 2019 from fiscal 2018.

Other Income and Expenses

Interest expense of $172 declined slightly from the prior year expense of $203. Interest income of $2,109 increased from prior year income of $1,166 due to the increase in cash and cash equivalents and rising interest rates in 2019.  Net other income of $796 in fiscal 2019 decreased from net other income of $4,122 in fiscal 2018.  The current year other income included currency gains of $645 and market gains and dividends of $610 on deferred compensation plan assets.  In the prior year, other income included $1,985 of currency gains and $1,734 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other income, net” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $66,507 in fiscal 2019 compared to $68,106 in fiscal 2018. The Company recorded income tax expense of $15,094 in 2019, which equated to an effective tax rate of 22.7%, compared to $27,437 in 2018, which equated to an effective tax rate of 40.3%.  The fiscal 2018 expense reflects the impact of provisional tax expense of $8,456 from the enactment of U.S. Tax Cuts & Jobs Act during the prior year.

Net Income

The Company recognized net income of $51,413, or $5.11 per diluted common share, in fiscal 2019 compared to $40,669, or $4.05 per diluted common share, in fiscal 2018 based on the factors discussed above.

Fiscal 2018 vs. Fiscal 2017

Net Sales

Net sales in 2018 increased by 11% to $544,268 compared to $490,565 in 2017.  Foreign currency exchange had a $3,396 favorable impact, less than 1%, on the fiscal 2018 sales versus fiscal 2017 sales.

Net sales for the Fishing business increased by $62,972, or 19% during 2018.  Strong performance of new products drove the growth over fiscal 2017.

Camping net sales decreased $150 in 2018 from 2017.  Increases in sales of consumer camping products during fiscal 2018 were offset by the impact on sales of the divestiture of the Silva brand at the beginning of fiscal 2018.

Net sales in the Watercraft Recreation business decreased $11,992, or 25%, in 2018 from 2017 due to a weakened paddling market in 2018 and lost distribution related to retail consolidations.

Diving net sales increased $2,200, or 3%, year over year. A decrease in sales due to the closure of the Company’s subsidiary in Japan at the beginning of 2018 was offset by increased sales of new products in 2018. Foreign currency translation impacted Diving’s year to date sales favorably by 3% versus fiscal 2017.

Cost of Sales

Cost of sales was $302,408, or 55.6% of net sales, on a consolidated basis for fiscal 2018 compared to $279,625, or 57.0% of net sales, in fiscal 2017.  Higher sales volumes between years were the primary driver of the increase in the cost of sales, while modest increases in labor rates were more than offset by volume related efficiencies occurring between the fiscal years.

Gross Profit

Gross profit of $241,860 was 44.4% of net sales on a consolidated basis for the year ended September 28, 2018 compared to $210,940, or 43.0% of net sales in fiscal 2017.

Gross profit in the Fishing business increased by $34,480 in fiscal 2018 from fiscal 2017 due primarily to the 19% increase in net sales year over year and a sales mix shift to higher value new products during fiscal 2018.

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

Operating Expenses

Operating expenses increased from fiscal 2017 by $13,490.  The increase was driven primarily by higher sales volume related costs, higher spending on the Company’s digital initiatives and increased compensation costs spread across all businesses.

Operating expenses for the Fishing segment increased by $9,481 from fiscal 2017 levels.  The increase was due primarily to higher sales volume related expenses.  In addition, higher research and development expenses further contributed to the increase between years.

Camping operating expenses decreased by $215 from fiscal 2017 due primarily to lower marketing spending in 2018.

In the Watercraft Recreation segment, operating expenses decreased $1,020 from their levels in fiscal 2017 due primarily to lower sales volume related costs in 2018.

Operating expenses for the Diving business increased by $1,195 year over year due primarily to increased marketing and advertising and promotional spending in fiscal 2018 over fiscal 2017.

The Company’s 2018 general corporate expenses of $24,008 increased $4,049 from $19,959 in 2017.  The year over year increase primarily reflects additional investment in digital marketing capabilities.

Operating Results

The Company’s operating profit was $63,021 in fiscal 2018 compared to an operating profit of $45,591 in fiscal 2017.  Fishing operating profit increased by $24,999 to $83,696 from $58,697 in fiscal 2017 due primarily to higher sales volumes.  The operating profit for Camping was $1,867 compared to $1,946 in 2017.  Operating profit for the Watercraft Recreation business decreased by $4,415 in fiscal 2018 from fiscal 2017 due to the factors noted above.  Operating profit for the Diving business increased by $919 in fiscal 2018 from fiscal 2017.

Other Income and Expenses

Interest expense of $203 declined from fiscal 2017 expense of $757. Interest income of $1,166 increased from fiscal 2017 income of $316 due to the increase in cash and short-term investments and rising interest rates in 2018.  Net other income of $4,122 in fiscal 2018 compared favorably to net other income of $3,060 in fiscal 2017.  The 2018 net other income included currency gains of $1,985 and market gains and dividends of $1,734 on deferred compensation plan assets.  In 2017, other income included $903 of currency gains and $2,142 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other (income) expense” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $68,106 in fiscal 2018 compared to $48,210 in fiscal 2017. The Company recorded income tax expense of $27,437 in 2018, which equated to an effective tax rate of 40.3%, compared to $13,053 in 2017, which equated to an effective tax rate of 27.1%.  The fiscal 2018 expense reflects the impact of provisional tax expense of $8,456 from the enactment of U.S. Tax Cuts & Jobs Act during our fiscal 2018 in the current year. The fiscal 2017 tax expense reflects the impact of a first quarter foreign tax credit net tax benefit of $4,537 generated by the repatriation of $22,315 in that quarter from foreign jurisdictions into the U.S.

Net Income

The Company recognized net income of $40,669, or $4.05 per diluted common share, in fiscal 2018 compared to $35,157, or $3.51 per diluted common share, in fiscal 2017 based on the factors discussed above.

Financial Condition, Liquidity and Capital Resources

The Company believes its existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy its working capital needs, capital asset purchase requirements, outstanding commitments and other liquidity requirements associated with its existing operations over the next twelve months. The Company currently anticipates the cash used for future dividends will come from its current cash and cash generated from ongoing operating activities.

The Company considers all short-term investments in interest-bearing bank accounts, and all securities and other instruments with an original maturity of three months or less, to be equivalent to cash.  Short-term investments in prior years consisted of certificates of deposit, with original maturities greater than three months but less than one year, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade.

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	September 27 2019	September 28 2018	September 29 2017
Cash provided by (used for):
Operating activities	$45,844	$63,358	$46,350
Investing activities	11,989	48	(58,008)
Financing activities	(6,186)	(4,935)	(11,551)
Effect of foreign currency rate changes on cash	(1,142)	(404)	(275)
Increase (decrease) in cash and cash equivalents	$50,505	$58,067	$(23,484)

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	September 27 2019	September 28 2018
Current assets	$322,528	$285,694
Current liabilities	87,866	92,784
Working capital	$234,662	$192,910
Current ratio	3.7:1	3.1:1

Cash flows provided by operations totaled $45,844, $63,358 and $46,350 in fiscal 2019, 2018 and 2017, respectively. Despite an increase in net income in fiscal 2019, cash flows provided by operations decreased from the prior year due primarily to working capital changes.

Depreciation and amortization charges were $13,964, $13,105 and $13,080 in fiscal 2019, 2018 and 2017, respectively.

Investing Activities

Cash flows provided by investing activities were $11,989 and $48 in fiscal 2019 and 2018, respectively, and cash flows used for investing activities were $58,008 in fiscal 2017.  Proceeds from the sale of short-term investments in 2019 provided cash of $35,838, offset by purchases of $7,124, while proceeds from the sale of short-term investments in 2018 provided cash of $52,682, offset by purchases of $34,789.  In fiscal 2017, the purchase of short-term investments used cash of $46,607.  Expenditures for property, plant and equipment were $16,786, $19,152 and $11,613 in fiscal 2019, 2018 and 2017, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

Cash flows used for financing activities totaled $6,186 in fiscal 2019 compared to $4,935 and $11,551 in 2018 and 2017, respectively, and were primarily for the payment of dividends of $5,557 and $4,350 in 2019 and 2018, respectively.  In 2017, dividend payments totaled $3,559.  Additionally with respect to fiscal 2017, on October 24, 2016, the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068. See Note 2 “Indebtedness” to our accompanying consolidated financial statements for additional information on our credit facilities.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its operating leases and open purchase orders.  The following schedule details these significant contractual obligations at September 27, 2019.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$47,823	$7,865	$9,949	$6,829	$23,180
Open purchase orders	79,491	79,491	—	—	—
Contractually obligated interest payments	352	113	225	14	—
Total contractual obligations	$127,666	$87,469	$10,174	$6,843	$23,180

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at September 27, 2019 and September 28, 2018 were $181 and $279, respectively, and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 27, 2019 or September 28, 2018.

The Company has no other off-balance sheet arrangements.  The Company anticipates making contributions of approximately $172 to its defined benefit pension plans through October 2, 2020.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 14% of the Company’s revenues for the fiscal year ended September 27, 2019 were denominated in currencies other than the U.S. dollar.  Approximately 6% were denominated in euros and approximately 5% were denominated in Canadian dollars, with the remaining 3% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

In assessing the recoverability of the Company’s goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized based on the excess of carrying amount over its fair value.  The Company did not recognize any goodwill impairment charges in 2019, 2018 or 2017.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 27, 2019, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2019 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Directors Meetings and Committees - Nominating and Corporate Governance Committee” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2020.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics; Corporate Governance Guidelines; and Procedures for Reporting of Accounting Concerns” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2020.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr., Edward F. Lang and Richard (“Casey”) Sheahan.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” and “CEO Pay Relative to Median Pay of our Employees” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2020.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2020, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2020

Equity Compensation Plan Information

The following table summarizes share information, as of September 27, 2019, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2010 Long-Term Stock Incentive Plan	—	$—	490,682
2012 Non-Employee Director Stock Ownership Plan	30,309	—	45,975
2009 Employee Stock Purchase Plan	—	—	86,030
Total All Plans	30,309	—	622,687

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2020. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•	Reports of Independent Registered Public Accounting Firm
•	Consolidated Statements of Operations – Years ended September 27, 2019, September 28, 2018 and September 29, 2017
•	Consolidated Statements of Comprehensive Income – Years ended September 27, 2019, September 28, 2018 and September 29, 2017
•	Consolidated Balance Sheets – September 27, 2019 and September 28, 2018
•	Consolidated Statements of Shareholders’ Equity – Years ended September 27, 2019, September 28, 2018 and September 29, 2017
•	Consolidated Statements of Cash Flows – Years ended September 27, 2019, September 28, 2018 and September 29, 2017
•	Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 6th day of December 2019.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of December 2019.

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

3.2	Bylaws of the Company as amended and restated through December 6, 2010. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended October 1, 2010 and incorporated herein by reference.)

4.1	Description of Registrant’s Securities.

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

10.13 +
Form of Restricted Stock Unit Agreement (Performance Based) under Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan.  (Filed as Exhibit 10.32 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2015.)

10.14 +
Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan.  (Filed as Exhibit 10.14 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2018.)

21	Subsidiaries of the Company as of September 27, 2019.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

101
The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended September 27, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2019. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of September 27, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Johnson Outdoors Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Johnson Outdoors Inc.’s internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Johnson Outdoors Inc. and our report dated December 6, 2019 expressed an unqualified opinion.

Basis for Opinion
Johnson Outdoors Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Johnson Outdoors Inc. in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Johnson Outdoors Inc.; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Johnson Outdoors Inc. are being made only in accordance with authorizations of management and directors of Johnson Outdoors Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Johnson Outdoors Inc.’s assets that could have a material effect on the financial statements.

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
December 6, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Johnson Outdoors Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of September 27, 2019 and September 28, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 27, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2019 and September 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 6, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of Johnson Outdoors Inc.’s management. Our responsibility is to express an opinion on Johnson Outdoors Inc.’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Milwaukee, Wisconsin
December 6, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	September 27 2019	September 28 2018	September 29 2017
Net sales	$562,419	$544,268	$490,565
Cost of sales	312,663	302,408	279,625
Gross profit	249,756	241,860	210,940
Operating expenses:
Marketing and selling	121,480	112,782	100,359
Administrative management, finance and information systems	42,576	45,616	45,824
Research and development	21,926	20,441	19,166
Total operating expenses	185,982	178,839	165,349
Operating profit	63,774	63,021	45,591
Interest income	(2,109)	(1,166)	(316)
Interest expense	172	203	757
Other income, net	(796)	(4,122)	(3,060)
Profit before income taxes	66,507	68,106	48,210
Income tax expense	15,094	27,437	13,053
Net income	$51,413	$40,669	$35,157

Weighted average common shares - Basic:
Class A	8,782	8,730	8,675
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	27	54	33
Weighted average common shares - Dilutive	10,021	9,996	9,920
Net income per common share - Basic:
Class A	$5.18	$4.12	$3.56
Class B	$4.71	$3.74	$3.23
Net income per common share - Diluted:
Class A	$5.11	$4.05	$3.51
Class B	$5.11	$4.05	$3.51
Dividends declared per common share:
Class A	$0.59	$0.48	$0.37
Class B	$0.54	$0.44	$0.34

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(thousands, except per share data)	September 27 2019	September 28 2018	September 29 2017
Net income	$51,413	$40,669	$35,157
Other comprehensive (loss) income:
Foreign currency translation:
Foreign currency translation	(2,245)	(1,005)	590
Reclassification adjustment for currency translation (gains) losses related to the liquidation of foreign entities included in net income	(761)	(2,378)	64
Defined benefit pension plan:
Change in pension plans, net of tax of ($288), ($593), and ($1,216), respectively	1,077	1,877	1,985
Total other comprehensive (loss) income	(1,929)	(1,506)	2,639
Total comprehensive income	$49,484	$39,163	$37,796

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 27 2019	September 28 2018
ASSETS
Current assets:
Cash and cash equivalents	$172,382	$121,877
Short-term investments	—	28,714
Accounts receivable, net	44,508	40,866
Inventories	94,298	88,864
Other current assets	11,340	5,373
Total current assets	322,528	285,694
Property, plant and equipment, net of accumulated depreciation of $143,028 and $131,322, respectively	59,499	55,934
Deferred income taxes	11,449	11,748
Goodwill	11,186	11,199
Other intangible assets, net	11,374	12,341
Other assets	20,408	19,020
Total assets	$436,444	$395,936
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	30,392	34,160
Accrued liabilities:
Salaries, wages and benefits	20,554	22,315
Accrued warranty	9,190	8,499
Income taxes payable	7,512	7,739
Accrued discounts and returns	7,503	7,505
Accrued customer programs	4,440	4,350
Other	8,275	8,216
Total current liabilities	87,866	92,784
Deferred income taxes	1,638	1,715
Retirement benefits	942	1,945
Deferred compensation liability	19,092	17,477
Other liabilities	2,372	2,818
Total liabilities	111,910	116,739
Shareholders’ equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding:	443	442
September 27, 2019: 8,834,169
September 28, 2018: 8,787,360
Class B shares issued and outstanding:	61	61
September 27, 2019: 1,211,602
September 28, 2018: 1,211,686
Capital in excess of par value	75,856	75,025
Retained earnings	248,377	202,828
Accumulated other comprehensive income	1,558	3,487
Treasury stock at cost, shares of Class A common stock: 29,225 and 67,655, respectively	(1,761)	(2,646)
Total shareholders’ equity	324,534	279,197
Total liabilities and shareholders’ equity	$436,444	$395,936

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 30, 2016	10,021,134	$502	$71,127	$135,405	$(1,892)	$2,354
Net income	—	—	—	35,157	—	—
Dividends declared	—	—	—	(3,657)	—	—
Issuance of stock under employee stock purchase plan	1,414	—	47	—	—	—
Award of non-vested shares	20,460	1	(553)	—	553	—
Stock-based compensation	—	—	1,985	—	—	—
Currency translation adjustment	—	—	—	—	—	590
Write off of currency translation adjustment loss	—	—	—	—	—	64
Change in pension plans, net of tax of $1,216	—	—	—	—	—	1,985
Non-vested stock forfeitures	—	—	195	—	(195)	—
Purchase of treasury stock at cost	(46,809)	—	—	—	(664)	—
BALANCE AT SEPTEMBER 29, 2017	9,996,199	503	72,801	166,905	(2,198)	4,993
Net income	—	—	—	40,669	—	—
Dividends declared	—	—	—	(4,746)	—	—
Issuance of stock under employee stock purchase plan	3,365	—	154	—	—	—
Award of non-vested shares	8,859	—	(227)	—	227	—
Stock-based compensation	—	—	2,297	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,005)
Write off of currency translation adjustment loss	—	—	—	—	—	(2,378)
Change in pension plans, net of tax of $593	—	—	—	—	—	1,877
Purchase of treasury stock at cost	(9,377)	—	—	—	(675)	—
BALANCE AT SEPTEMBER 28, 2018	9,999,046	503	75,025	202,828	(2,646)	3,487
Net income	—	—	—	51,413	—	—
Dividends declared	—	—	—	(5,864)	—	—
Issuance of stock under employee stock purchase plan	1,594	—	79	—	—	—
Award of non-vested shares	59,311	1	(1,594)	—	1,593	—
Stock-based compensation	—	—	2,346	—	—	—
Currency translation adjustment	—	—	—	—	—	(2,245)
Write off of currency translation adjustment gain	—	—	—	—	—	(761)
Change in pension plans, net of tax of $288	—	—	—	—	—	1,077
Non-vested stock forfeitures	(4,290)	—	—	—	—	—
Purchase of treasury stock at cost	(9,890)	—	—	—	(708)	—
BALANCE AT SEPTEMBER 27, 2019	10,045,771	$504	$75,856	$248,377	$(1,761)	$1,558

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 27 2019	September 28 2018	September 29 2017
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$51,413	$40,669	$35,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,933	11,994	11,804
Amortization of intangible assets	1,031	1,111	1,276
Amortization of deferred financing costs	27	58	297
Gain on sale of productive assets	(28)	(1,134)	(17)
Stock based compensation	2,346	2,297	1,986
Write off of currency translation adjustment (gain) loss	(761)	(2,378)	64
Provision for doubtful accounts receivable	2,003	21	876
Provision for inventory reserves	1,009	394	1,356
Pension contributions	(178)	(5,188)	(1,365)
Deferred income taxes	213	10,772	(2,784)
Change in operating assets and liabilities:
Accounts receivable, net	(6,104)	5,409	(5,364)
Inventories, net	(7,356)	(10,495)	(11,413)
Accounts payable and accrued liabilities	(4,733)	8,432	15,901
Other current assets	(5,983)	(837)	193
Other non-current assets	198	—	57
Other long-term liabilities	(117)	1,990	(1,034)
Other, net	(69)	243	(640)
	45,844	63,358	46,350
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Purchase of short-term investments	(7,124)	(34,789)	(46,607)
Proceeds from sales of short-term investments	35,838	52,682	—
Capital expenditures	(16,786)	(19,152)	(11,613)
Proceeds from sale of productive assets	61	1,307	212
	11,989	48	(58,008)
CASH USED FOR FINANCING ACTIVITIES
Principal payments on term loans and other long-term debt	—	—	(7,376)
Debt issuance costs paid	—	(63)	—
Common stock transactions	79	153	47
Dividends paid	(5,557)	(4,350)	(3,559)
Purchases of treasury stock	(708)	(675)	(663)
	(6,186)	(4,935)	(11,551)
Effect of foreign currency rate changes on cash	(1,142)	(404)	(275)
Increase (decrease) in cash and cash equivalents	50,505	58,067	(23,484)
CASH AND CASH EQUIVALENTS
Beginning of period	121,877	63,810	87,294
End of period	$172,382	$121,877	$63,810

Supplemental Disclosure:
Non-cash dividends	$307	$396	$98
Non-cash treasury activity	1,593	227	493
Cash paid for taxes	16,746	14,422	13,751
Cash paid for interest	144	143	493

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 27, 2019

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 27, 2019 (hereinafter 2019), September 28, 2018 (hereinafter 2018) and September 29, 2017 (hereinafter 2017) all comprised 52 weeks.

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

As of September 27, 2019, the Company held approximately $41,110 of cash and cash equivalents in bank accounts in foreign jurisdictions.

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

Inventories at the end of the respective fiscal years consisted of the following:

	September 27 2019	September 28 2018
Raw materials	$45,168	$40,375
Work in process	152	39
Finished goods	48,978	48,450
	$94,298	$88,864

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

Property, plant and equipment at the end of the respective years consisted of the following:

	2019	2018
Property improvements	$588	$590
Buildings and improvements	23,231	21,669
Furniture and fixtures, equipment and computer software	178,708	164,997
	202,527	187,256
Less accumulated depreciation	143,028	131,322
	$59,499	$55,934

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The results of the impairment tests performed in 2019,  2018, and 2017 indicated no impairment to the Company’s goodwill.

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

The changes in the carrying amount and the composition of the Company’s goodwill for fiscal 2019 and 2018 were as follows:

	Fishing	Camping	Watercraft	Diving	Total
Balance at September 29, 2017
Goodwill	$17,467	$7,038	$6,242	$33,078	$63,825
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,238	—	—	—	11,238
Currency translation	(39)	—	—	—	(39)
Balance at September 28, 2018
Goodwill	17,428	7,038	6,242	33,078	63,786
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,199	—	—	—	11,199
Currency translation	(13)	—	—	—	(13)
Balance at September 27, 2019
Goodwill	17,415	7,038	6,242	33,078	63,773
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	$11,186	$—	$—	$—	$11,186

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2019, 2018 or 2017.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $1,031, $1,111 and $1,276 for 2019, 2018 and 2017, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $1,043, $823, $695, $695 and $277 for fiscal years 2020, 2021, 2022, 2023 and 2024, respectively.

Intangible assets at the end of the last two years consisted of the following:

	2019			2018
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$4,088	$(4,081)	$7	$4,205	$(4,170)	$35
Other amortizable intangibles	11,098	(6,756)	4,342	11,095	(5,814)	5,281
Non-amortized trademarks	7,025	—	7,025	7,025	—	7,025
	$22,211	$(10,837)	$11,374	$22,325	$(9,984)	$12,341

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances such as unplanned negative cash flow indicate that the carrying amount of these assets may not be fully recoverable.  In such an event, the carrying amount of the asset group is compared to the future undiscounted cash flows expected to be generated by the asset group to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets.  During the fourth quarter of fiscal 2019, the Company performed an impairment analysis, in which the carrying value of long-lived assets in its Watercraft segment exceeded the fair value of undiscounted and discounted cash flow analysis.  Accordingly, the Company evaluated the fair value of the underlying long-lived assets and determined there was no impairment.  During fiscal 2018, the Company performed an impairment analysis, which included a discounted cash flow analysis, on the long-lived assets in its Watercraft segment during the fourth quarter.  No impairment was indicated.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended September 27, 2019.

Balance at September 30, 2016	$4,326
Expense accruals for warranties issued during the period	7,452
Less current period warranty claims paid	5,385
Balance at September 29, 2017	$6,393
Expense accruals for warranties issued during the period	9,389
Less current period warranty claims paid	7,283
Balance at September 28, 2018	$8,499
Expense accruals for warranties issued during the period	9,581
Less current period warranty claims paid	8,890
Balance at September 27, 2019	$9,190

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income (“AOCI”) on the accompanying Consolidated Balance Sheets as of  the end of fiscal year 2019, 2018 and 2017 were as follows:

	2019			2018			2017
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$4,790	$—	$4,790	$7,796	$—	$7,796	$11,179	$—	$11,179
Unamortized loss on pension plans	(3,964)	732	(3,232)	(5,329)	1,020	(4,309)	(7,799)	1,613	(6,186)
Accumulated other comprehensive income	$826	$732	$1,558	$2,467	$1,020	$3,487	$3,380	$1,613	$4,993

The reclassifications out of AOCI for the year ended September 27, 2019 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$328	Cost of sales / Operating expense
Tax effects	(82)	Income tax expense
Foreign currency translation adjustments
Write off of currency translation amounts	(761)	Other income and expense
Total reclassifications for the period	$(515)

The reclassifications out of AOCI for the year ended September 28, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$553	Cost of sales / Operating expense
Tax effects	(133)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation amounts	(2,378)	Other income and expense
Total reclassifications for the period	$(1,958)

The reclassifications out of AOCI for the year ended September 29, 2017 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$731	Cost of sales / Operating expense
Tax effects	(278)	Income tax expense
Foreign currency translation adjustments
Write off of currency translation amounts	64	Other income and expense
Total reclassifications for the period	$517

The changes in AOCI by component, net of tax, for the year ended September 27, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2018	$7,796	$(4,309)	$3,487
Other comprehensive (loss) income before reclassifications	(2,245)	1,037	(1,208)
Amounts reclassified from accumulated other comprehensive income	(761)	328	(433)
Tax effects	—	(288)	(288)
Balance at September 27, 2019	$4,790	$(3,232)	$1,558

The changes in AOCI by component, net of tax, for the year ended September 28, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2017	$11,179	$(6,186)	$4,993
Other comprehensive income (loss) before reclassifications	(1,005)	1,917	912
Amounts reclassified from accumulated other comprehensive income	(2,378)	553	(1,825)
Tax effects	—	(593)	(593)
Balance at September 28, 2018	$7,796	$(4,309)	$3,487

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

For the years ended September 27, 2019, September 28, 2018 and September 29, 2017, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended September 27, 2019, September 28, 2018 and September 29, 2017, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

There were no stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive for the years ended September 27, 2019, September 28, 2018 and September 29, 2017.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 43,963, 46,776 and 95,068 shares for the years ended September 27, 2019, September 28, 2018 and September 29, 2017, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2019	2018	2017
Net income	$51,413	$40,669	$35,157
Less: Undistributed earnings reallocated to non-vested shareholders	(226)	(224)	(375)
Dilutive earnings	$51,187	$40,445	$34,782
Weighted average common shares – Basic:
Class A	8,782	8,730	8,675
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	27	54	33
Weighted average common shares - Dilutive	10,021	9,996	9,920
Net income per common share – Basic:
Class A	$5.18	$4.12	$3.56
Class B	$4.71	$3.74	$3.23
Net income per common share – Diluted:
Class A	$5.11	$4.05	$3.51
Class B	$5.11	$4.05	$3.51

Stock-Based Compensation

Stock-based compensation cost is recorded for all option grants and awards of non-vested stock and restricted stock units based on their grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award. No stock options were granted in 2019, 2018 or 2017.  See Note 10 of these Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including stock options, non-vested stock, and employee stock purchase plans.

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency gains from transactions of $645, $1,985, and $903 in 2019, 2018, and 2017, respectively, which were included in Other income, net in the accompanying Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 14% of the Company’s revenues for the year ended September 27, 2019 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros and approximately 5% were denominated in Canadian dollars, with the remaining 3% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  The Company did not use foreign currency forward contracts in 2019, 2018 or 2017.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

Revenue Recognition

On September 29, 2018, the Company adopted Accounting Standards Update 2014-09 and all subsequent updates that modified accounting standards Topic 606, Revenue from contracts with customers.   See Note 12 of these Notes to Consolidated Financial Statements for further discussion.

Prior to adoption of Topic 606, during 2018 and 2017, the Company followed Topic 605, Revenue Recognition.  Under Topic 605, the Company recognized revenue when all of the following criteria had been met:

•	Persuasive evidence of an arrangement existed. Contracts, internet commerce agreements, and customer purchase orders were generally used to determine the existence of an arrangement.
•	All substantial risk of ownership transferred to the customer. Shipping documents and customer acceptance, when applicable, were used to verify delivery.
•	The fee was fixed or determinable. This was assessed based on the payment terms associated with the transaction and whether the sales price was subject to refund or adjustment.
•
Collectability was reasonably assured.  Collectability was assessed based on the creditworthiness of the customer as determined by credit checks and analysis, as well as by the customer’s payment history.

Estimated costs of returns and allowances and discounts were accrued as a reduction to sales when revenue was recognized.

Advertising & Promotions

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising and promotions expense in 2019, 2018 and 2017 totaled $28,397, $26,319 and $24,349, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $466 and $606 at September 27, 2019 and September 28, 2018, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $12,409, $11,846 and $10,844 for 2019, 2018 and 2017, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products and bathymetry data collection and processing, which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $43,304, less accumulated amortization of $25,750, at September 27, 2019 and $38,062, less accumulated amortization of $21,788, at September 28, 2018.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2019, 2018 and 2017 was $3,962, $3,747 and $3,444, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximated fair value at September 27, 2019 and September 28, 2018 due to the short maturities of these instruments. During 2019, 2018 and 2017, the Company held investments in equity and debt securities that were carried at fair value related to its deferred compensation liability which was also carried at the same fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The ASU allows for early adoption in any interim period after issuance of the update. The Company early adopted the ASU in the second quarter of fiscal 2019, and elected not to make this optional reclassification.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services. The Company adopted the provisions of this ASU in the first quarter of fiscal 2019 for all contracts on a modified retrospective basis, with no cumulative-effect adjustment to retained earnings upon adoption.  The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods.  The additional disclosures required by the ASU are included in Note 12 “Revenues” of these Notes to the Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU includes, among other provisions, one that will require presentation of the service cost component of net benefit cost in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations.  This amendment is effective for annual periods beginning after December 15, 2017 and the interim periods within those annual periods.  The Company elected to adopt this accounting standard at the beginning of the first quarter of fiscal 2018.  The adoption of this standard resulted in a reduction of an annual operating expense of $848 and an increase in other expense of $848. The adoption of this standard did not have an effect on the Company’s consolidated balance sheets or consolidated statements of cash flows.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). In July 2018, the FASB also issued ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842) Targeted Improvements.  In February 2019, the FASB also issued ASU 2019-01 Leases (Topic 842): Codification Improvements.  The amendments in these updates will increase the transparency and comparability among organizations by recognizing right-of-use (“ROU”) assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for the Company in the first quarter of fiscal year 2020, and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available.  As part of the July 2018 ASU, an additional transition method became available by which companies may elect not to recast the comparative periods presented in the financial statements in the period of adoption.  The Company will adopt Topic 842 in the first quarter of fiscal 2020 using the optional adoption method and thereby not adjust comparative financial statements.  Consequently, reporting for the comparative periods presented in the year of adoption will continue to be in accordance with Topic 840, including the disclosure requirements of Topic 840.   The Company currently plans to apply the package of practical expedients to leases that commenced before the effective date, whereby the Company will elect to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.  The Company has enhanced system functionality to enable the preparation and reporting of financial information and is currently evaluating related processes and internal controls.  The Company expects the most significant impact upon the adoption of this standard to be the recognition of ROU assets and lease liabilities on the consolidated balance sheets, with an estimated increase in total assets and total liabilities in the range of $40 to $45 million.  The Company does not expect the adoption of this standard to have a significant impact on the consolidated statements of operations or cash flows.

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans (Topic 715).  This ASU will modify the disclosure requirements for employers that sponsor defined pension or postretirement plans.  The amendments in this guidance are effective for fiscal years ending after December 15, 2020, with early adoption permitted.  The Company is currently evaluating the potential impact of this guidance on its disclosures.

2	INDEBTEDNESS

The Company had no outstanding debt at September 27, 2019 or September 28, 2018.

Term Loans

On October 24, 2016 the Company repaid its outstanding term loans with Ridgestone Bank totaling $7,068. The early repayment of these loans resulted in of a 3% pre-payment penalty. The Company’s term loans had a maturity date of September 29, 2029. The interest rate in effect on the term loans was 5.5% at the date of repayment.

Revolvers

On November 15, 2017, the Company and certain of its subsidiaries entered into a new unsecured revolving credit facility with PNC Bank, National Association and Associated Bank, N.A. (“the Lending Group”).  This credit facility replaced the Company’s previous revolving credit agreement dated September 16, 2013 and consists of an Amended and Restated Revolving Credit Agreement dated November 15, 2017 among the Company, certain of the Company’s subsidiaries, PNC Bank, National Association, as lender and as administrative agent, and the other lender named therein (the “New Revolving Credit Agreement” or “New Revolver”).  The New Revolver has an expiration date of November 15, 2022, and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability subject to the conditions of the New Revolving Credit Agreement and subject to the approval of the lenders.

The interest rate on the New Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver were approximately 3.0% at September 27, 2019 and 3.3% at September 28, 2018.

The New Revolving Credit Agreement restricts the Company’s ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $181 and $279 at September 27, 2019 and September 28, 2018, respectively.  The Company had no other unsecured lines of credit as of September 27, 2019 or September 28, 2018.

The weighted average borrowing rate for short-term debt was approximately 3.0%, 3.3% and 2.5% for 2019, 2018 and 2017, respectively.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 14% of the Company’s revenues for the fiscal year ended September 27, 2019 were denominated in currencies other than the U.S. dollar.  Approximately 6% were denominated in euros and approximately 5% were denominated in Canadian dollars, with the remaining 3% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of September 27, 2019 and September 28, 2018, the Company held no foreign currency forward contracts.

Interest Rate Risk

The Company operates in a seasonal business and experiences significant fluctuations in operating cash flow as working capital needs increase in advance of the Company’s primary selling and cash generation season, and decline as accounts receivable are collected and cash is accumulated.  As of September 27, 2019 and September 28, 2018, the Company held no interest rate swap contracts.

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

The following table summarizes the Company’s financial assets measured at fair value as of September 27, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$19,092	$—	$—	$19,092

The following table summarizes the Company’s financial assets measured at fair value as of September 28, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$17,477	$—	$—	$17,477

Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are owed by the Company to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  These assets are included in “Other assets” in the Company’s Consolidated Balance Sheets, and the mark-to-market adjustments on the assets are recorded in “Other income, net” in the accompanying Consolidated Statements of Operations.  The offsetting deferred compensation liability is also reported at fair value and is included in “Deferred compensation liability” in the Company’s Consolidated Balance Sheets.  Changes in the liability are recorded in “Administrative management, finance and information systems” expense in the accompanying Consolidated Statements of Operations.

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended September 27, 2019, September 28, 2018 and September 29, 2017 was:

	Location of income recognized in Statement of Operations	2019	2018	2017
Rabbi trust assets	Other income, net	$(572)	$(1,395)	$(1,687)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition.  No assets or liabilities were measured at fair value on a non-recurring basis in 2019, 2018, or 2017.

5	LEASES AND OTHER COMMITMENTS

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at September 27, 2019 were as follows:

Year	Related parties included in total	Total
2020	$1,039	$7,865
2021	1,070	6,155
2022	90	3,794
2023	—	3,406
2024	—	3,423
Thereafter	—	23,180

Rental expense under all leases was approximately $9,352, $8,316 and $7,969 for 2019, 2018 and 2017, respectively.  Rent expense to related parties was $998, $992 and $949 for 2019, 2018 and 2017, respectively.

6	INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2019	2018	2017
United States	$59,261	$57,888	$41,463
Foreign	7,246	10,218	6,747
	$66,507	$68,106	$48,210

Income tax expense for the respective years consisted of the following:

	2019	2018	2017
Current:
Federal	$11,074	$12,390	$13,154
State	2,752	4,482	2,361
Foreign	1,422	1,678	1,455
Deferred	(154)	8,887	(3,917)
	$15,094	$27,437	$13,053

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2019	2018
Deferred tax assets:
Inventories	$1,478	$1,477
Compensation	6,890	6,930
Tax credit carryforwards	3,554	3,890
Net operating loss carryforwards	4,073	4,399
Other	7,103	6,458
Total gross deferred tax assets	23,098	23,154
Less valuation allowance	5,964	6,402
Deferred tax assets	17,134	16,752
Deferred tax liabilities:
Goodwill and other intangibles	1,988	1,236
Depreciation and amortization	5,143	4,759
Foreign statutory reserves	192	724
Net deferred tax assets	$9,811	$10,033

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheets as of the years ended September 27, 2019 and September 28, 2018 were as follows:

	2019	2018
Non-current assets	$11,449	$11,748
Non-current liabilities	1,638	1,715
Net deferred tax assets	$9,811	$10,033

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2019	2018		2017
Statutory U.S. federal income tax rate	21.0%	24.5%	**	35.0%
State income tax, net of federal benefit	4.3%	4.1%		4.0%
Uncertain tax positions, net of settlements	(0.5)%	2.2%		0.9%
Foreign-derived intangible income (“FDII”) deduction	(0.9)%	—%		—%
Section 199 manufacturer’s deduction	—%	(2.2)%		(2.8)%
Taxes related to foreign income, net of credits	0.5%	0.1%		(9.8)%	*
Compensation	(0.7)%	1.5%		—%
Tax rate or law change	(0.2)%	12.3%		—%
Other	(0.8)%	(2.2)%		(0.2)%
	22.7%	40.3%		27.1%

* Rate benefit is primarily from excess foreign tax credits generated by a dividend repatriation in the first quarter of fiscal 2018.
** The federal statutory rate is a blended rate which reflects 35% through December 31, 2017 and the lower rate of 21.0% beginning on January 1, 2018 due to tax reform.

The Tax Act included a new provision designed to tax global intangible low taxed income (“GILTI”) starting in fiscal 2019.  The Company elected to record the tax effects of the GILTI provision as a period expense in the applicable tax year.

The Company’s net operating loss carryforwards and their expirations as of September 27, 2019 were as follows:

	State	Foreign	Total
Year of expiration
2020-2024	$1,697	$3,524	$5,221
2025-2029	2,712	2,526	5,238
2030-2034	11,247	—	11,247
2035-2039	135	—	135
Indefinite	—	5,560	5,560
Total	$15,791	$11,610	$27,401

The Company has tax credit carryforwards as follows:

	State	Federal	Total
Year of expiration
2020-2024	$1,745	$—	$1,745
2025-2029	1,211	—	1,211
2030-2034	598	—	598
2035-2039	—	—	—
Indefinite	—	—	—
Total	$3,554	$—	$3,554

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2018	2017
Beginning balance	$8,829	$5,489
Gross increases - tax positions in prior period	63	2,962
Gross decreases - tax positions in prior period	—	(105)
Gross increases - tax positions in current period	855	1,064
Settlements	(463)	—
Lapse of statute of limitations	(1,353)	(581)
Ending balance	$7,931	$8,829

The total accrued interest and penalties with respect to income taxes was approximately $1,942 and $1,863 for the years ended September 27, 2019 and September 28, 2018, respectively.  The Company’s liability for unrecognized tax benefits as of September 27, 2019 was $7,931, and if recognized, $5,469 would have an effective tax rate impact.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties of $79, $537 and $246 were recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2019, 2018 and 2017, respectively.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of approximately $1.3 million would have been necessary as of September 27, 2019.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. During the year ended September 27, 2019, the Company concluded income tax examinations in Italy and Germany.  The amount of unrecognized tax benefits recognized within the next twelve months may decrease due to expiration of the statute of limitations for certain years in various jurisdictions.  However, it is possible that a jurisdiction may open an audit prior to the statute expiring that may result in adjustments to the Company’s tax filings.  At this time, an estimate of the range of the reasonably possible change cannot be made.

The following tax years remain subject to examination by the Company’s respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2016-2019
Canada	2015-2019
France	2016-2019
Germany	2017-2019
Italy	2018-2019
Switzerland	2009-2019

7	EMPLOYEE BENEFITS

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

The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2019 and 2018 was as follows:

	2019	2018
Projected benefit obligation:
Projected benefit obligation, beginning of year	$26,831	$28,472
Service cost	—	—
Interest cost	1,103	1,058
Actuarial (gain) loss	3,358	(1,712)
Benefits paid	(1,044)	(987)
Projected benefit obligation, end of year	30,248	26,831
Fair value of plan assets:
Fair value of plan assets, beginning of year	25,971	20,802
Actual gain on plan assets	5,250	968
Company contributions	179	5,188
Benefits paid	(1,044)	(987)
Fair value of plan assets, end of year	30,356	25,971
Funded status of the plans	108	(860)
Amounts recognized in the Consolidated Balance Sheets consist of:
Current pension liabilities	172	184
Non-current pension liabilities	—	676
Non-current pension assets	280	—
Accumulated other comprehensive loss	(3,964)	(5,329)
Components of accumulated other comprehensive loss:
Net actuarial loss	(3,964)	(5,329)
Accumulated other comprehensive loss	$(3,964)	$(5,329)

Net periodic benefit cost for the non-contributory defined benefit pension plans for the respective years included the following pre-tax amounts:

	2019	2018	2017
Interest cost	$1,103	$1,058	$1,043
Expected return on plan assets	(855)	(763)	(1,193)
Amortization of unrecognized net actuarial loss	328	553	731
Net periodic pension cost	576	848	581
Other changes in benefit obligations recognized in other comprehensive income (“OCI”):
Net actuarial gain	(1,365)	(2,470)	(3,201)
Total recognized in net periodic pension cost and OCI	$(789)	$(1,622)	$(2,620)

The Company expects to recognize $420 of unrecognized loss amortization as a component of net periodic benefit cost in 2020.  This amount is included in accumulated other comprehensive income as of September 27, 2019.

At September 27, 2019, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with plan assets in excess of benefit obligations was $29,018 and $30,356, respectively, and the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $1,230 and $0, respectively.  At September 28, 2018, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with plan assets in excess of benefit obligations was $25,504 and $25,971, respectively, and the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was$1,327 and $0, respectively.

The Company anticipates making contributions to the defined benefit pension plans of $172 through October 2, 2020. Estimated benefit payments from the Company’s defined benefit plans to participants for each of the next five years and the five years thereafter are as follows:

2020	$1,211
2021	1,225
2022	1,241
2023	1,279
2024	1,345
Five years thereafter	7,356

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years were as follows:

	Projected Benefit Obligation			Net Periodic Pension Cost
	2019	2018	2017	2019	2018	2017
Discount rate	3.13%	4.22%	3.79%	4.22%	3.79%	3.60%
Long-term rate of return	N/A	N/A	N/A	3.45%	3.45%	6.50%
Average salary increase rate	N/A	N/A	N/A	N/A	N/A	N/A

The change in discount rates in 2019, 2018 and 2017 resulted in an actuarial loss during the year of approximately $4,320, and actuarial gains of $1,633, and 795, respectively.   The remainder of the actuarial gains or losses for each of the three years was related to adjustments to mortality tables and other modifications to actuarial assumptions.

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

The Company’s pension plans’ weighted average asset allocations at September 27, 2019 and September 28, 2018, by asset category were as follows:

	2019	2018
Equity securities	4%	5%
Fixed income securities	94%	93%
Other securities	2%	2%
	100%	100%

The Company elected to make additional contributions to its defined benefit plans in fiscal 2018, continuing its strategy to de-risk the plans.  As a result of the improved funded status, the Company changed its investment strategy for the plans, allocating the majority of its assets, 95%, into fixed income securities designed to minimize the pension plans’ exposure to changes in interest rates. The remaining 5% of assets are allocated to global equities.

The following table summarizes the Company’s pension plan assets measured at fair value as of September 27, 2019:

	Level 1	Level 2	Level 3	Total
Description:
Fixed income	$4,066	$24,553	$—	$28,619
Mutual funds	1,304	—	—	1,304
Money market funds	—	402	—	402
Group annuity contract	—	—	31	31
Total	$5,370	$24,955	$31	$30,356

The following table summarizes the Company’s pension plan assets measured at fair value as of September 28, 2018:

	Level 1	Level 2	Level 3	Total
Description:
Fixed income	$4,273	$19,987	$—	$24,260
Mutual funds	1,328	—	—	1,328
Money market funds	—	331	—	331
Group annuity contract	—	—	52	52
Total	$5,601	$20,318	$52	$25,971

The tables below set forth a summary of changes in fair value of the Company’s Level 3 pension plan assets for the years ended September 27, 2019 and September 28, 2018:

	2019	2018
Level 3 assets, beginning of year	$52	$80
Unrealized gain (loss)	2	(2)
Sales	(23)	(26)
Level 3 assets, end of year	$31	$52

The fair values of the treasury fixed income and mutual fund assets were derived from quoted market prices as substantially all of these instruments have active markets.  The fair values of agency and corporate bond fixed income and money market assets are derived from other observable market inputs or independent pricing services.  The fair value of the group annuity contract was derived using a discounted cash flow model with inputs based on current yields of similar instruments with comparable durations.  The annuity contract consists of high quality bonds.

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is reported at fair value equal to the related rabbi trust assets, and is classified as “Deferred compensation liability” on our accompanying Consolidated Balance Sheets, was approximately $19,092 and $17,477 as of September 27, 2019 and September 28, 2018, respectively.  See “Note 4 Fair Value” for additional information.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $1,422, $1,321 and $1,189 for 2019, 2018 and 2017, respectively.

8	PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9	COMMON STOCK

The number of authorized and outstanding shares of each class of the Company’s common stock at the end of the respective years was as follows:

	2019	2018
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,834,169	8,787,360
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,211,602	1,211,686

Holders of Class A common stock are entitled to elect 25%, or the next highest whole number, of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2019 and 2018 there were 84 and 0 shares of Class B common stock converted into Class A common stock, respectively.

10	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2010 Long-Term Stock Incentive Plan and the 2012 Non-Employee Director Stock Ownership Plan there were 536,657 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at September 27, 2019.  Shares issued pursuant to the exercise of stock options or grants of restricted stock are typically issued first out of reserves to the extent that reserved shares are available.

The Company recognized additional tax benefits from the vesting of restricted stock and restricted stock units of $646, $369 and $404 for 2019, 2018 and 2017, respectively.  In 2019 and 2018, these amounts were recorded as a component of income tax expense.  In 2017, the amount was recorded as an increase in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows.  The Company recognizes forfeitures of equity awards as incurred.

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

A summary of non-vested stock activity for the two year period ended September 27, 2019 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 29, 2017	95,068	$27.68
Non-vested stock grants	6,532	70.39
Restricted stock vested	(54,824)	25.36
Non-vested stock at September 28, 2018	46,776	36.37
Non-vested stock grants	16,366	69.36
Non-vested stock forfeited	(4,290)	38.14
Restricted stock vested	(17,244)	30.05
Non-vested stock September 27, 2019	41,608	51.78

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 3,381 and 9,377 during 2019 and 2018, respectively.  The fair value of restricted stock vested during 2019, 2018 and 2017 was approximately $1,237, $3,948 and $3,219, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $667, $501 and $941 during 2019, 2018 and 2017, respectively.  The tax benefit recognized during 2019, 2018 and 2017 related to stock based compensation was $163, $122 and $358, respectively.  Unrecognized compensation cost related to non-vested stock as of September 27, 2019 was $998, which amount will be amortized to expense through November 2022 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2019 and in prior years have been granted at their fair market value on the date of grant.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees.

A summary of RSU activity follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 29, 2017	60,642	$31.85
RSUs granted	27,868	67.82
RSUs vested	(8,931)	35.27
RSUs at September 28, 2018	79,579	44.06
RSUs granted	22,192	71.42
RSUs forfeited	(3,052)	58.99
RSUs vested	(40,011)	31.59
RSUs at September 27, 2019	58,708	62.13

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company were 6,509 and 0 during 2019 and 2018, respectively.  The fair value of restricted stock recognized as a tax deduction during 2019, 2018 and 2017 was approximately $2,945, $80 and $125, respectively.

Stock compensation expense, net of forfeitures, related to restricted stock units was $1,652, $1,743 and $1,011 for the years ended September 27, 2019, September 28, 2018 and September 29, 2017, respectively.  The tax benefit recognized during 2019, 2018 and 2017 related to restricted stock unit based compensation was $405, $424 and $384, respectively.  Unrecognized compensation cost related to non-vested restricted stock units as of September 27, 2019 was $1,631, which amount will be amortized to expense through September 2021 or adjusted for changes in future estimated or actual forfeitures.

Compensation expense related to units earned by certain employees is based upon the attainment of certain financial goals related to cumulative net sales and cumulative operating profit over a three-year performance period.  Awards are only paid if at least 80% of the target levels are met and maximum payouts are made if 120% of more of target levels are achieved.  The payouts for achievement at the minimum threshold levels of performance are equal to 50% of the target award amount.  The payouts for achievement at maximum levels of performance are equal to 150% of the target award amount.  To the extent earned, awards are issued in shares of Company common stock after the end of the three year performance period.

Employee Stock Purchase Plan

The 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company issued 1,594, 3,365 and 1,414 shares of Class A common stock under the Purchase Plan during the years 2019, 2018 and 2017, respectively, and recognized expense of $27, $53 and $34 in 2019, 2018 and 2017, respectively.

11	RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family. These transactions include product purchases, aviation services, office rental, and facility fees.  Total costs of these transactions were $1,261, $1,231 and $1,144 for 2019, 2018 and 2017, respectively.  Amounts due to/from related parties were immaterial at September 27, 2019 and September 28, 2018.

12	REVENUES

Adoption of Topic 606

On September 29, 2018, the Company adopted ASU 2014-09 and all subsequent ASUs that modified accounting standards Topic 606 using the modified retrospective adoption method.  Upon adoption, the Company recorded a right to returns asset of $763 and a corresponding increase in the accrued return liability, resulting in an accrued returns liability of $2,725.  Other than as discussed above, the adoption of this new revenue standard did not have an impact on the Company's consolidated financial statements, and the timing and amount of its revenue recognition remained substantially unchanged under this new guidance.

Revenue recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods.  The amount of consideration received can vary, primarily because of customer incentive or rebate arrangements.  The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled based on historical experience and projected market expectations.   Included in the estimate is an assessment as to whether any variable consideration is constrained.  Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed.  For all contracts with customers, the Company has not adjusted the promised amount of consideration for the effects of a significant financing component as the period between the transfer of the promised goods and the customer's payment is expected to be one year or less.  Sales are made on normal and customary short-term credit terms, generally ranging from 30 to 90 days, or upon delivery of point of sale transactions.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

The Company enters into contractual arrangements with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. The Company does not have contracts which are satisfied over time. Due to the nature of these contracts, no significant judgment exists in relation to the identification of the customer contract, satisfaction of the performance obligation, or transaction price. The Company expenses incremental costs of obtaining a contract due to the short-term nature of the contracts.

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized.  The Company provides customers the right to return eligible products under certain circumstances.  At September 27, 2019, the right to returns asset was $2,013 and the accrued returns liability was $4,847. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

The Company generally accounts for shipping and handling activities as a fulfillment activity, consistent with the timing of revenue recognition; that is, when a customer takes control of the transferred goods. In the event that a customer were to take control of a product upon or after shipment, the Company has made an accounting policy election to treat such shipping and handling activities as a fulfillment cost.  Shipping and handling fees billed to customers are included in "Net Sales," and shipping and handling costs are recognized within "Marketing and selling expenses" in the same period the related revenue is recognized.

The Company has a wide variety of seasonal, outdoor recreation products used primarily for fishing from a boat, diving, paddling, hiking and camping, that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the nature of products are similar in terms of the nature of the revenue recognition policies.

See Note 13 of these Notes to Consolidated Financial Statements for required disclosures of disaggregated revenue.

13	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin. During the years ended September 27, 2019 and September 28, 2018, combined net sales to one customer of the Company’s Fishing, Camping and Watercraft Recreation segments represented approximately $93,056 and $90,554, respectively, of the Company’s consolidated revenues.   As of September 29, 2017, two customers of the Company’s Fishing, Camping and Watercraft Recreation segments combined into a single entity.  The combined net sales to these two customers represented approximately $80,795 of the Company’s consolidated revenues during fiscal 2017.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2019	2018	2017
Net sales:
Fishing:
Unaffiliated customers	$411,566	$390,679	$327,796
Interunit transfers	555	431	342
Camping:
Unaffiliated customers	40,339	37,732	37,887
Interunit transfers	40	38	33
Watercraft Recreation:
Unaffiliated customers	33,405	36,120	48,126
Interunit transfers	93	160	146
Diving
Unaffiliated customers	76,279	78,907	76,080
Interunit transfers	27	25	652
Other / Corporate	830	830	676
Eliminations	(715)	(654)	(1,173)
Total	$562,419	$544,268	$490,565
Operating profit (loss):
Fishing	$84,092	$83,696	$58,697
Camping	2,896	1,867	1,946
Watercraft Recreation	(2,822)	(1,555)	2,860
Diving	3,043	2,766	1,847
Other / Corporate	(23,435)	(23,753)	(19,759)
	$63,774	$63,021	$45,591
Depreciation and amortization expense:
Fishing	$8,730	$8,174	$8,437
Camping	705	816	888
Watercraft Recreation	1,051	977	950
Diving	1,005	1,166	1,573
Other / Corporate	2,473	1,972	1,232
	$13,964	$13,105	$13,080
Capital expenditures:
Fishing	$13,712	$9,709	$6,774
Camping	210	253	372
Watercraft Recreation	727	859	988
Diving	955	1,109	695
Other / Corporate	1,182	7,222	2,784
	$16,786	$19,152	$11,613
Goodwill, net:
Fishing	$11,186	$11,199
Camping	—	—
Watercraft Recreation	—	—
Diving	—	—
	$11,186	$11,199
Total assets (end of period):
Fishing	$153,926	$135,808
Camping	31,525	32,728
Watercraft Recreation	14,436	16,994
Diving	57,682	56,498
Other / Corporate	178,875	153,908
	$436,444	$395,936

A summary of the Company’s operations by geographic area is presented below:

	2019	2018	2017
Net sales:
United States:
Unaffiliated customers	$482,326	$456,816	$404,073
Interunit transfers	20,991	20,886	19,725
Europe:
Unaffiliated customers	35,114	37,014	34,521
Interunit transfers	9,792	10,438	10,983
Canada:
Unaffiliated customers	30,039	33,358	32,553
Interunit transfers	—	25	2
Other:
Unaffiliated customers	14,940	17,080	19,418
Interunit transfers	29	231	22
Eliminations	(30,812)	(31,580)	(30,732)
	$562,419	$544,268	$490,565
Total assets:
United States	$356,419	$316,903
Europe	41,333	42,048
Canada and other	38,692	36,985
	$436,444	$395,936
Long-term assets (1):
United States	$96,769	$91,949
Europe	3,294	3,553
Canada and other	2,404	2,992
	$102,467	$98,494

(1)	Long term assets consist of net property, plant and equipment, net intangible assets, goodwill and other assets excluding deferred income taxes.

14	CONTINGENCIES

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

15	VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2019, 2018 and 2017:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year Ended September 27, 2019
Allowance for doubtful accounts	$1,637	$2,003	$1,090	$2,550
Reserves for inventory valuation	5,124	1,009	910	5,223
Valuation of deferred tax assets	6,402	430	868	5,964
Reserves for sales returns	1,532	7,040	3,692	4,880
Year ended September 28, 2018
Allowance for doubtful accounts	$2,231	$21	$615	$1,637
Reserves for inventory valuation	5,428	394	698	5,124
Valuation of deferred tax assets	8,724	1,148	3,470	6,402
Reserves for sales returns	1,930	3,927	4,325	1,532
Year ended September 29, 2017
Allowance for doubtful accounts	$2,182	$876	$827	$2,231
Reserves for inventory valuation	5,623	1,356	1,551	5,428
Valuation of deferred tax assets	10,215	603	2,094	8,724
Reserves for sales returns	2,772	2,346	3,188	1,930

16	QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$104,440	$116,579	$177,707	$165,778	$176,253	$170,779	$104,019	$91,132
Gross profit	44,319	48,811	79,129	74,195	79,725	79,333	46,583	39,521
Operating profit (loss)	5,978	7,037	27,844	26,002	28,029	31,955	1,923	(1,973)
Income (loss) before income taxes	4,331	8,324	30,020	29,445	28,892	31,779	3,264	(1,442)
Income tax expense	810	8,089	8,097	7,825	6,826	8,009	(639)	3,514
Net income (loss)	$3,521	$235	$21,923	$21,620	$22,066	$23,770	$3,903	$(4,956)
Net income (loss) per common share - Basic:
Class A	$0.36	$0.02	$2.21	$2.19	$2.22	$2.40	$0.49	$(0.50)
Class B	$0.32	$0.02	$2.01	$1.99	$2.02	$2.19	$0.45	$(0.46)
Net income (loss) per common share - Diluted:
Class A	$0.35	$0.02	$2.18	$2.15	$2.19	$2.37	$0.49	$(0.49)
Class B	$0.35	$0.02	$2.18	$2.15	$2.19	$2.37	$0.49	$(0.49)

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the entire year.