Form 10-Q
period 2019-12-27
JOHNSON OUTDOORS INC
filed 2020-01-31
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 24, 2020, 8,858,611 shares of Class A and 1,211,602 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index	JOHNSON OUTDOORS INC.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(thousands, except per share data)	December 27, 2019	December 28, 2018
Net sales	$128,054	$104,440
Cost of sales	74,442	60,121
Gross profit	53,612	44,319
Operating expenses:
Marketing and selling	29,305	24,693
Administrative management, finance and information systems	11,975	8,387
Research and development	5,531	5,261
Total operating expenses	46,811	38,341
Operating profit	6,801	5,978
Interest income	(655)	(540)
Interest expense	35	37
Other (income) expense, net	(1,168)	2,150
Profit before income taxes	8,589	4,331
Income tax expense	2,159	810
Net income	$6,430	$3,521

Weighted average common shares - Basic:
Class A	8,800	8,753
Class B	1,212	1,212
Participating securities	27	43
Weighted average common shares - Dilutive	10,039	10,008
Net income per common share - Basic:
Class A	$0.65	$0.36
Class B	$0.59	$0.32
Net income per common share - Diluted:
Class A	$0.64	$0.35
Class B	$0.64	$0.35

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(thousands)	December 27, 2019	December 28, 2018
Net income	$6,430	$3,521
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation	700	(1,700)
Defined benefit pension plan:
Change in pension plans, net of tax of $21 and $33, respectively	61	105
Total other comprehensive income (loss)	761	(1,595)
Total comprehensive income	$7,191	$1,926

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	December 27, 2019	September 27, 2019	December 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$138,257	$172,382	$72,076
Short term investments	—	—	32,138
Accounts receivable, net	78,249	44,508	55,558
Inventories	103,885	94,298	116,278
Other current assets	9,735	11,340	6,008
Total current assets	330,126	322,528	282,058
Property, plant and equipment, net of accumulated depreciation of $146,453, $143,028 and $133,958, respectively	59,629	59,499	56,650
Right of use assets	40,302	—	—
Deferred income taxes	11,456	11,449	11,678
Goodwill	11,193	11,186	11,164
Other intangible assets, net	11,128	11,374	12,047
Other assets	22,289	20,408	17,517
Total assets	$486,123	$436,444	$391,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,384	$30,392	$41,820
Current lease liability	5,835	—	—
Accrued liabilities:
Salaries, wages and benefits	13,767	20,554	13,146
Accrued warranty	10,443	9,190	9,021
Income taxes payable	9,598	7,512	6,299
Accrued discounts and returns	8,146	7,503	7,508
Accrued customer programs	3,819	4,440	3,741
Other	8,269	8,275	7,559
Total current liabilities	95,261	87,866	89,094
Non-current lease liability	35,133	—	—
Deferred income taxes	1,657	1,638	1,672
Retirement benefits	1,001	942	1,913
Deferred compensation liability	21,009	19,092	16,015
Other liabilities	1,823	2,372	2,853
Total liabilities	155,884	111,910	111,547
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 8,858,611, 8,834,169 and 8,825,790, respectively	443	443	442
Class B shares issued and outstanding: 1,211,602, 1,211,602 and 1,211,602, respectively	61	61	61
Capital in excess of par value	76,523	75,856	73,968
Retained earnings	253,114	248,377	204,965
Accumulated other comprehensive income	2,319	1,558	1,892
Treasury stock at cost, shares of Class A common stock: 36,354, 29,225 and 29,225, respectively	(2,221)	(1,761)	(1,761)
Total shareholders’ equity	330,239	324,534	279,567
Total liabilities and shareholders’ equity	$486,123	$436,444	$391,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three Months Ended December 28, 2018
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 28, 2018	9,999,046	$503	$75,025	$202,828	$(2,646)	$3,487
Net income	—	—	—	3,521	—	—
Dividends declared	—	—	—	(1,384)	—	—
Award of non-vested shares	48,236	—	(1,593)	—	1,593	—
Stock-based compensation	—	—	536	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,700)
Change in pension plans, net of tax of $33	—	—	—	—	—	105
Purchase of treasury stock at cost	(9,890)	—	—	—	(708)	—
BALANCE AT DECEMBER 28, 2018	10,037,392	503	73,968	204,965	(1,761)	1,892

Three Months Ended December 27, 2019
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 27, 2019	10,045,771	$504	$75,856	$248,377	$(1,761)	$1,558
Net income	—	—	—	6,430	—	—
Dividends declared	—	—	—	(1,693)	—	—
Award of non-vested shares	31,571	—	—	—	—	—
Stock-based compensation	—	—	667	—	—	—
Currency translation adjustment	—	—	—	—	—	700
Change in pension plans, net of tax of $21	—	—	—	—	—	61
Purchase of treasury stock at cost	(7,129)	—	—	—	(460)	—
BALANCE AT DECEMBER 27, 2019	10,070,213	504	76,523	253,114	(2,221)	2,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	December 27, 2019	December 28, 2018
CASH USED FOR OPERATING ACTIVITIES
Net income	$6,430	$3,521
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	3,176	3,090
Amortization of intangible assets	256	259
Amortization of deferred financing costs	7	7
Stock based compensation	667	536
Loss on disposal of productive assets	—	25
Deferred income taxes	—	47
Change in operating assets and liabilities:
Accounts receivable, net	(33,616)	(15,001)
Inventories, net	(9,298)	(27,930)
Accounts payable and accrued liabilities	2,090	(3,298)
Other current assets	1,619	(677)
Other long-term liabilities	(412)	179
Other, net	(7)	47
	(29,088)	(39,195)
CASH USED FOR INVESTING ACTIVITIES
Purchase of short-term investments	—	(7,124)
Proceeds from sale of short-term investments	—	3,700
Capital expenditures	(3,307)	(4,081)
	(3,307)	(7,505)
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(1,689)	(1,384)
Purchases of treasury stock	(460)	(708)
	(2,149)	(2,092)
Effect of foreign currency rate changes on cash	419	(1,009)
Decrease in cash and cash equivalents	(34,125)	(49,801)
CASH AND CASH EQUIVALENTS
Beginning of period	172,382	121,877
End of period	$138,257	$72,076

Supplemental Disclosure:
Non-cash treasury stock activity	$—	$1,593
Cash paid for taxes	123	247
Cash paid for interest	30	31

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of December 27, 2019 and December 28, 2018, and their results of operations for the three month periods then ended and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2019 which was filed with the Securities and Exchange Commission on December 6, 2019.

Due to seasonal variations and other factors, the results of operations for the three months ended December 27, 2019 are not necessarily indicative of the results to be expected for the Company’s full 2020 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

Accounts receivable are stated net of allowances for doubtful accounts of $3,062, $2,550 and $1,327 as of December 27, 2019, September 27, 2019 and December 28, 2018, respectively. The increase in net accounts receivable to $78,249 as of December 27, 2019 from $44,508 as of September 27, 2019 is attributable to the seasonal nature of the Company’s business and the resulting increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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
For the three month periods ended December 27, 2019 and December 28, 2018, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three month periods ended December 27, 2019 and December 28, 2018, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 40,312 and 38,562 for the three months ended December 27, 2019 and December 28, 2018, respectively.  There were no stock options outstanding and no stock units that could potentially dilute earnings per share in the future for either of the three month periods ended December 27, 2019 and December 28, 2018.

Dividends per share

Dividends per share for the three month periods ended December 27, 2019 and December 28, 2018 were as follows:

	Three Months Ended
	December 27, 2019	December 28, 2018
Dividends declared per common share:
Class A	$0.17	$0.14
Class B	$0.15	$0.13

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan (the only plan where shares currently remain available for future equity incentive awards) there were a total of 492,411 shares of the Company’s Class A common stock available for future grant to key executives and non-employee directors at December 27, 2019.  As of December 13, 2019, shares of the Company’s Class A common stock are no longer eligible for issuance as future equity incentive awards to key employees under the Company’s 2010 Long-Term Stock Incentive Plan.  Any outstanding awards under the Company’s 2010 Long-Term Stock Incentive Plan as of the December 13, 2019 termination date will continue to remain outstanding and be subject to the terms of such plan and any award agreement entered into by the Company with the participant.  The Company has adopted the Johnson Outdoors Inc. 2020 Long-Term Stock Incentive Plan, subject to approval of this plan by the shareholders of the Company at the annual meeting of shareholders on February 27, 2020.  The 2020 Long-Term Stock Incentive Plan authorizes up to 500,000 shares of the Company’s Class A common stock for issuance as awards to key employees under this new plan.

Index	JOHNSON OUTDOORS INC.
Non-vested Stock

All shares of non-vested restricted stock awarded by the Company have been granted in the form of shares of Class A common stock at their fair market value on the date of grant and vest within one year from the date of grant for stock granted to directors and four years from the date of grant for stock granted to officers and employees.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s Class A shares traded.

A summary of non-vested stock activity for the three months ended December 27, 2019 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 27, 2019	41,608	$51.78
Non-vested stock grants	9,457	64.51
Restricted stock vested	(12,885)	27.75
Non-vested stock at December 27, 2019	38,180	63.04

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 4,054 and 3,381 during the three month periods ended December 27, 2019 and December 28, 2018, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $240 and $116 for the three month periods ended December 27, 2019 and December 28, 2018, respectively.  Unrecognized compensation cost related to non-vested stock as of December 27, 2019 was $1,367, which amount will be amortized to expense through November 2022 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended December 27, 2019 and December 28, 2018 was $839 and $1,237, respectively.

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

A summary of RSU activity for the three months ended December 27, 2019 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 27, 2019	58,708	$62.13
RSUs granted	27,517	64.51
RSUs vested	(18,094)	43.12
RSUs at December 27, 2019	68,131	68.14

Stock compensation expense, net of forfeitures, related to RSUs was $420 and $402 for the three months ended December 27, 2019 and December 28, 2018, respectively.  Unrecognized compensation cost related to non-vested RSUs as of December 27, 2019 was $2,986, which amount will be amortized to expense through September 2021 or adjusted for changes in future estimated or actual forfeitures.

Index	JOHNSON OUTDOORS INC.
RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company.  Shares tendered back to the Company were 3,075 and 6,509 during the three month periods ended December 27, 2019 and December 28, 2018, respectively.

The fair value of restricted stock units recognized as a tax deduction during the three month periods ended December 27, 2019 and December 28, 2018 was $1,426 and $2,944, respectively.

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

During the three month period ended December 27, 2019, the Company issued 0 shares of Class A common stock and recognized $7 of expense in connection with the Employees’ Stock Purchase Plan.  During the three month period ended December 28, 2018, the Company issued 0 shares of Class A common stock and recognized $18 of expense in connection with the Plan.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company made contributions of $44 and $45 to its pension plans for the three months ended December 27, 2019 and December 28, 2018, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three month periods ended December 27, 2019 and December 28, 2018 were as follows:

	Three Months Ended
	December 27, 2019	December 28, 2018
Components of net periodic benefit cost:
Service cost	$—	$—
Interest on projected benefit obligation	276	265
Less estimated return on plan assets	214	191
Amortization of unrecognized losses	82	138
Net periodic benefit cost	$144	$212

Index	JOHNSON OUTDOORS INC.
6	INCOME TAXES

For the three months ended December 27, 2019 and December 28, 2018, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended
(thousands, except tax rate data)	December 27, 2019	December 28, 2018
Profit before income taxes	$8,589	$4,331
Income tax expense	2,159	810
Effective income tax rate	25.1%	18.7%

The key factor impacting the effective tax rate for the three months ended December 27, 2019 was the net excess tax benefits related to share-based compensation, which were lower in the current period compared to the prior year period.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended December 27, 2019 and December 28, 2018 were:

December 27, 2019	December 28, 2018
France	France
Indonesia	Indonesia
Switzerland	Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2020 fiscal year tax expense is anticipated to be unchanged related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.  The Company is projecting accrued interest of $100 related to uncertain income tax positions for the fiscal year ending October 2, 2020.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   As of the date of this report, the following tax years remain open to examination by the respective significant tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2016-2019
Canada	2015-2019
France	2016-2019
Germany	2017-2019
Italy	2018-2019
Switzerland	2009-2019

Index	JOHNSON OUTDOORS INC.
7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	December 27, 2019	September 27, 2019	December 28, 2018
Raw materials	$47,208	$45,168	$54,527
Work in process	463	152	328
Finished goods	56,214	48,978	61,423
	$103,885	$94,298	$116,278

8	GOODWILL

The changes in goodwill during the three months ended December 27, 2019 and December 28, 2018 were as follows:

	December 27, 2019	December 28, 2018
Balance at beginning of period	$11,186	$11,199
Amount attributable to movements in foreign currency rates	7	(35)
Balance at end of period	$11,193	$11,164

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

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the three months ended December 27, 2019 and December 28, 2018.

	December 27, 2019	December 28, 2018
Balance at beginning of period	$9,190	$8,499
Expense accruals for warranties issued during the period	3,335	2,195
Less current period warranty claims paid	2,082	1,673
Balance at end of period	$10,443	$9,021

10	CONTINGENCIES

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

The Company had no debt outstanding at December 27, 2019, September 27, 2019, or December 28, 2018.

Revolvers
The Company and certain of its subsidiaries have entered into an unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. (“the Lending Group”).  This credit facility consists of a $75 million Revolving Credit Facility among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the “Credit Agreement” or “Revolver”).  The Revolver has an expiration date of November 15, 2022 and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders.

Index	JOHNSON OUTDOORS INC.
The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at December 27, 2019 and December 28, 2018 were approximately 2.8% and 3.5%, respectively.

The Credit Agreement restricts the Company’s ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 27, 2019 or December 28, 2018.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $181 and $279 as of December 27, 2019 and December 28, 2018, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 12% of the Company’s revenues for the three month period ended December 27, 2019 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 3% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 27, 2019 and December 28, 2018, the Company held no foreign currency forward contracts.

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

Index	JOHNSON OUTDOORS INC.
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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at December 27, 2019, September 27, 2019 and December 28, 2018 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Valuation Techniques

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  These assets are included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets, and the mark to market adjustments on the assets are recorded in “Other expense (income), net” in the accompanying Condensed Consolidated Statements of Operations.  The offsetting deferred compensation liability is also reported at fair value as “Deferred compensation liability” in the Company’s Condensed Consolidated Balance Sheets. Changes in the liability are recorded in “Administrative management, finance and information systems” expense in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s financial assets measured at fair value as of December 27, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$20,978	$—	$—	$20,978

The following table summarizes the Company’s financial assets measured at fair value as of September 27, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$19,092	$—	$—	$19,092

The following table summarizes the Company’s financial assets measured at fair value as of December 28, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$15,982	$—	$—	$15,982

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended December 27, 2019 and December 28, 2018 was:

		Three Months Ended
	Location of (income) loss recognized in Statement of Operations	December 27, 2019	December 28, 2018
Rabbi trust assets	Other (income) expense, net	$(1,192)	$2,277

Index	JOHNSON OUTDOORS INC.
There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended December 27, 2019 or December 28, 2018.

14	NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). In July 2018, the FASB also issued ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842) Targeted Improvements.  In February 2019, the FASB also issued ASU 2019-01 Leases (Topic 842): Codification Improvements.  This ASU and the updates to this ASU require organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. This guidance is effective for the Company in the first quarter of fiscal year 2020, and may be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available.  The Company adopted the provisions of these ASU’s using the modified retrospective approach at the beginning of the first quarter of fiscal 2020, coinciding with the standard’s effective date. The additional disclosures required by the ASU and its updates are included in Note 18 “Leases” of these Notes to the Condensed Consolidated Financial Statements.

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

Adoption of Topic 606

In the first quarter of fiscal 2019, the Company adopted ASU 2014-09 and all subsequent ASUs that modified accounting standards Topic 606 using the modified retrospective adoption method.  Upon adoption, the Company recorded a right to returns asset of $763 and a corresponding increase in the accrued return liability, resulting in an accrued returns liability of $2,725.  Other than as discussed above, the adoption of this new revenue standard did not have an impact on the Company’s consolidated financial statements, and the timing and amount of its revenue recognition remained substantially unchanged under this new guidance.

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

Index	JOHNSON OUTDOORS INC.
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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized.  The Company provides customers the right to return eligible products under certain circumstances.  At December 27, 2019, the right to returns asset was $1,112 and the accrued returns liability was $3,394.  The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

See Note 16 for required disclosures of disaggregated revenue.

16	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three month period ended December 27, 2019, combined net sales to two customers of the Company’s Fishing, Camping and Watercraft Recreation segments represented approximately $32,321 of the Company’s consolidated revenues.  During the three month period ended December 28, 2018, combined net sales to two customers of the Company’s Fishing, Camping and Watercraft Recreation segments represented approximately $31,876 of the Company’s consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended
	December 27, 2019	December 28, 2018	September 27, 2019
Net sales:
Fishing:
Unaffiliated customers	$99,193	$78,707
Interunit transfers	85	90
Camping:
Unaffiliated customers	7,505	5,814
Interunit transfers	9	6
Watercraft Recreation:
Unaffiliated customers	4,803	4,319
Interunit transfers	6	6
Diving
Unaffiliated customers	16,458	15,529
Interunit transfers	1	9
Other / Corporate	95	70
Eliminations	(101)	(110)
Total	$128,054	$104,440
Operating profit (loss):
Fishing	$15,018	$11,422
Camping	66	(686)
Watercraft Recreation	(1,563)	(1,492)
Diving	205	(707)
Other / Corporate	(6,925)	(2,559)
	$6,801	$5,978
Total assets (end of period):
Fishing	$216,783	$174,412	$153,926
Camping	32,815	31,788	31,525
Watercraft Recreation	20,611	19,218	14,436
Diving	64,799	54,597	57,682
Other / Corporate	151,115	111,099	178,875
	$486,123	$391,114	$436,444

Index	JOHNSON OUTDOORS INC.
17	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended December 27, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2019	$4,790	$(3,232)	$1,558
Other comprehensive income before reclassifications	700	—	700
Amounts reclassified from accumulated other comprehensive income	—	82	82
Tax effects	—	(21)	(21)
Balance at December 27, 2019	$5,490	$(3,171)	$2,319

The changes in AOCI by component, net of tax, for the three months ended December 28, 2018 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2018	$7,796	$(4,309)	$3,487
Other comprehensive loss before reclassifications	(1,700)	—	(1,700)
Amounts reclassified from accumulated other comprehensive income	—	138	138
Tax effects	—	(33)	(33)
Balance at December 28, 2018	$6,096	$(4,204)	$1,892

The reclassifications out of AOCI for the three months ended December 27, 2019 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$82	Other income and expense
Tax effects	(21)	Income tax expense
Total reclassifications for the period	$61

The reclassifications out of AOCI for the three months ended December 28, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$138	Other income and expense
Tax effects	(33)	Income tax expense
Total reclassifications for the period	$105

Index	JOHNSON OUTDOORS INC.
18	LEASES

Adoption of Topic 842

On September 28, 2019, the Company adopted ASU 2016-02 and all subsequent ASUs that modified accounting standards Topic 842 using a modified retrospective adoption method, in which right-of-use (“ROU”) assets and lease liabilities are recognized in the condensed consolidated balance sheets.  Under the effective date transition method, financial results reported in periods prior to fiscal year 2020 are unchanged.  The Company also elected the package of practical expedients permitted under the standard, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs.  As an ongoing accounting policy election, the Company will exclude short-term leases (terms of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for most asset classes.  All leases in which the Company is the lessee are classified as operating leases, and the Company does not have any finance leases or sublease agreements.  Additionally, the Company does not have any leases in which it is the lessor.

The adoption of the new standard had a significant impact on the Company’s condensed consolidated balance sheet due to the recognition of approximately $41 million of lease liabilities with corresponding ROU assets for operating leases.  The new standard did not have a significant impact on the condensed consolidated statements of operations or cash flows, and did not impact our debt covenant compliance under our current credit agreements.

The Company determines if an arrangement is a lease at inception.  The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases.   As of December 27, 2019, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 15 years.  Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI).  Some leases also contain options to extend or terminate the lease.  To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the ROU assets and lease liabilities.  Under current lease agreements, there are no residual value guarantees or restrictive lease covenants.  In calculating the ROU assets and lease liabilities, several assumptions and judgments are made, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate.  The incremental borrowing rate is derived from information available at the lease commencement date based on lease length and location.

As of December 27, 2019, the components of lease expense recognized in the condensed consolidated statements of operations were as follows:

Three months ended December 27, 2019
Lease Cost
Operating lease costs	$1,776
Short-term lease costs	483
Variable leases costs	43
Total lease cost	$2,302

Included in the amounts in the table above, was rent expense to related parties of $246 for the quarter ended December 27, 2019.

As of December 27, 2019, the Company did not have any finance leases.  There were no significant new leases entered into during the quarter ended December 27, 2019.  Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

Index	JOHNSON OUTDOORS INC.
Three months ended December 27, 2019
Operating leases:

Operating lease ROU assets	$40,302

Current operating leases liabilities	5,835
Non-current operating lease liabilities	35,133
Total operating lease liabilities	$40,968

Weighted average remaining lease term (in years)	10.67

Weighted average discount rate	2.83%

Cash paid for amounts included in the measurement of lease liabilities	$1,571

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at December 27, 2019 were as follows:

Year	Related parties included in total	Total
Remainder of 2020	$781	$6,286
2021	1,067	6,184
2022	179	3,895
2023	—	3,362
2024	—	3,362
Thereafter	—	23,322
Total undiscounted lease payments	2,027	46,411
Less: Imputed interest	(38)	(5,443)
Total net lease liability	$1,989	$40,968

As of December 27, 2019, the Company did not have any additional significant operating leases commitments that have not yet commenced.

Disclosures related to periods prior to adoption of Topic 842

Rental expense under all leases was $2,274 for the three months ended December 28, 2018.  Rent expense to related parties was $249 for the three months ended December 28, 2018.

Future minimum rent commitments under non-cancelable operating leases with an initial lease term in excess of one year at December 28, 2018 were as follows:

Year	Related parties included in total	Total
2019	$755	$5,792
2020	1,036	7,187
2021	1,067	5,835
2022	179	3,719
2023	—	2,517
Thereafter	—	24,832
Total	$3,037	$49,882

Index	JOHNSON OUTDOORS INC.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended December 27, 2019 and December 28, 2018.  All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•	Forward Looking Statements
•	Trademarks
•	Overview
•	Results of Operations
•	Liquidity and Financial Condition
•	Contractual Obligations and Off Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2019 which was filed with the Securities and Exchange Commission on December 6, 2019.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 6, 2019 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company’s competitors with respect to product development or enhancement or the introduction of new products into the Company’s markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; any disruptions in the Company’s supply chain as a result of material fluctuations in the Company’s order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company’s products;  the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company’s suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Highlights

Net sales of $128,054 for the first quarter of fiscal 2020 increased $23,614, or 23%, from the same period in the prior year, reflecting increased sales volumes across all businesses.  This sales volume increase, partially offset by additional deferred compensation costs related to marking the deferred compensation plan’s assets to market, was the primary driver of an increase of $823 in operating profit over the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter falls prior to the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2019		2018		2017
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	9%	21%	11%	19%	1%
March	32%	43%	31%	41%	30%	45%
June	31%	43%	31%	51%	32%	54%
September	18%	5%	17%	-3%	19%	—%
	100%	100%	100%	100%	100%	100%

Index	JOHNSON OUTDOORS INC.
Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended
	December 27, 2019	December 28, 2018
Net sales:
Fishing	$99,278	$78,797
Camping	7,514	5,820
Watercraft Recreation	4,809	4,325
Diving	16,459	15,538
Other / Eliminations	(6)	(40)
Total	$128,054	$104,440
Operating profit (loss):
Fishing	$15,018	$11,422
Camping	66	(686)
Watercraft Recreation	(1,563)	(1,492)
Diving	205	(707)
Other / Eliminations	(6,925)	(2,559)
Total	$6,801	$5,978

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended December 27, 2019 were $128,054, an increase of $23,614, or 23%, compared to $104,440 for the three months ended December 28, 2018.  Foreign currency translation had an unfavorable impact of less than 1% on current year first quarter net sales compared to the prior year’s first quarter net sales.

Net sales for the three months ended December 27, 2019 for the Fishing business were $99,278, an increase of $20,481, or 26%, from $78,797 during the first fiscal quarter of the prior year.  Availability of new products in the current year drove much of the growth over the prior year quarter.

Net sales for the Camping business were $7,514 for the first quarter of the current fiscal year, an increase of $1,694, or 29%, from the prior year net sales during the same period of $5,820.  Increased sales volume across both Jetboil and Eureka was the primary driver of growth.

Net sales for the first quarter of fiscal 2020 for the Watercraft Recreation business were $4,809, an increase of $484, or 11%, compared to $4,325 in the prior year same period.  The increase was mainly driven by success of new products.

Diving net sales were $16,459 for the three months ended December 27, 2019 versus $15,538 for the three months ended December 28, 2018, an increase of $921, or 6%.  The increase is largely due to growth in Europe, partially offset by foreign currency translation unfavorably impacting sales in this segment by approximately 2% versus the prior year quarter.

Cost of Sales

Cost of sales for the three months ended December 27, 2019 was $74,442 compared to $60,121 for the three months ended December 28, 2018.  The increase year over year was driven primarily by higher sales volume in the current year quarter over the prior year quarter.  Additionally, tariffs on the import of certain components and other supplies from China increased the cost of sales in the current year quarter by approximately $800 over the prior year three month period.

The Company anticipates an aggregate negative impact of Section 301 tariffs on China sourced goods on the Company’s fiscal 2020 operating profit of approximately $4 to $5 million.

Index	JOHNSON OUTDOORS INC.
Gross Profit Margin

For the three months ended December 27, 2019, gross profit as a percentage of net sales was 41.9% compared to 42.4% in the three month period ended December 28, 2018.  The slight decline in margin was due primarily to the impact of the additional tariffs noted above which were not in effect during our fiscal first quarter of 2019.

Operating Expenses

Operating expenses were $46,811 for the three months ended December 27, 2019 compared to $38,341 for the three months ended December 28, 2018.  The increase of $8,470 was partially due to higher sales volume related expenses between quarters.  Additionally, the impact of favorable market conditions on the Company’s deferred compensation plan assets resulted in approximately $3,400 of higher deferred compensation expense in the current year quarter and an offsetting gain in Other Income related to marking the assets to market.

Operating Profit

Operating profit on a consolidated basis for the three month period ended December 27, 2019 was $6,801 compared to an operating profit of $5,978 in the first quarter of the prior fiscal year.   The increase year over year was driven primarily by the increased sales volume and the other factors noted above.

Interest

For the three months ended December 27, 2019, interest expense was $35 compared to $37 in the three months ended December 28, 2018. Interest income for the three month periods ended December 27, 2019 and December 28, 2018 was $655 and $540, respectively. The increase in interest income year over year was mainly driven by the increase in interest earnings on increased balances of interest bearing cash in fiscal 2020 versus the corresponding periods of fiscal 2019.

Other (Income) Expense, net

Other income was $1,168 for the three months ended December 27, 2019 compared to other expense of $2,150 in the prior year period.  For the three months ended December 27, 2019, foreign currency exchange losses were $33 compared to gains of $165 for the three months ended December 28, 2018.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $1,324 in the three month period ended December 27, 2019 compared to investment losses of $2,122 in the three month period ended December 28, 2018.  This $3,446 increase year over year in investment gains is offset by the deferred compensation expense included in the Company’s Operating expenses.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month period ended December 27, 2019 was 25.1% compared to 18.7% in the corresponding period of the prior year.  The key factor impacting the effective tax rate for the three months ended December 27, 2019 was the net excess tax benefits related to share-based compensation, which were lower in the current period compared to the prior year period.

Net Income

Net income for the three months ended December 27, 2019 was $6,430, or $0.64 per diluted common class A and B share, compared to net income of $3,521, or $0.35 per diluted common class A and B share, for the first quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents totaled $138,257 as of December 27, 2019, compared to cash and cash equivalents of $104,214 as of December 28, 2018.  The Company’s debt to total capitalization ratio was 0% as of December 27, 2019 and December 28, 2018.  The Company’s total debt balance was $0 as of each of December 27, 2019 and December 28, 2018.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $78,249 as of December 27, 2019, an increase of $22,691 compared to $55,558 as of December 28, 2018.  The increase year over year was consistent with increased sales volumes between the same periods.  Inventories, net of inventory reserves, were $103,885 as of December 27, 2019, a decrease of $12,393, compared to $116,278 as of December 28, 2018.  The decrease over the prior year period is due, in part, to pulling forward certain purchases in anticipation of the implementation of further Section 301 tariffs on China sourced goods in the prior year.  Accounts payable were $35,384 at December 27, 2019 compared to $41,820 as of December 28, 2018, which decreased consistent with the decrease in inventories.

Index	JOHNSON OUTDOORS INC.
The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended
(thousands)	December 27, 2019	December 28, 2018
Cash used for:
Operating activities	$(29,088)	$(39,195)
Investing activities	(3,307)	(7,505)
Financing activities	(2,149)	(2,092)
Effect of foreign currency rate changes on cash	419	(1,009)
Decrease in cash and cash equivalents	$(34,125)	$(49,801)

Operating Activities

Cash used for operations totaled $29,088 for the three months ended December 27, 2019 compared to $39,195 during the corresponding period of the prior fiscal year.  The decrease in cash used for operations over the prior year three month period was due primarily to the increase in net income between periods, as well as changes between periods in working capital.  Depreciation and amortization charges were $3,432 for the three month period ended December 27, 2019 compared to $3,349 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $3,307 for the three months ended December 27, 2019 compared to $7,505 for the corresponding period of the prior fiscal year.  Cash used in the prior year period reflected increased investment in short-term investments versus cash in that period.  Cash usage for capital expenditures totaled $3,307 for the current year three month period and $4,081 for the prior year period.  Any additional capital expenditures in fiscal 2020 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $2,149 for the three months ended December 27, 2019 compared to $2,092 for the three month period ended December 28, 2018 and represents the payment of dividends and purchase of treasury stock.  The Company had no debt during either quarter ended December 27, 2019 and December 28, 2018.  See Note 11 “Indebtedness” to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of December 27, 2019 the Company held approximately $39,317 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at December 27, 2019.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$46,411	$6,286	$10,079	$6,724	$23,322
Open purchase orders	91,164	91,164	—	—	—
Contractually obligated interest payments	323	84	225	14	—
Total contractual obligations	$137,898	$97,534	$10,304	$6,738	$23,322

Index	JOHNSON OUTDOORS INC.
The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $181 and $279 as of December 27, 2019 and December 28, 2018, respectively.

The Company anticipates making contributions of $128 to its defined benefit pension plans during the remainder of fiscal 2020.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.”  There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended December 27, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our secured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 12% of the Company’s revenues for the three month period ended December 27, 2019 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 3% in Canadian dollars and approximately 1% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 27, 2019 and December 28, 2018, the Company held no foreign currency forward contracts.

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

Index	JOHNSON OUTDOORS INC.
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

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 6, 2019.

Item 6.	Exhibits

See Exhibit Index to this Form 10-Q report.

Index	JOHNSON OUTDOORS INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: January 31, 2020
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2019 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.