Form 10-Q
period 2020-03-27
JOHNSON OUTDOORS INC
filed 2020-05-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 24, 2020, 8,871,007 shares of Class A and 1,211,602 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index	JOHNSON OUTDOORS INC.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net sales	$163,084	$177,707	$291,138	$282,147
Cost of sales	87,952	98,578	162,394	158,699
Gross profit	75,132	79,129	128,744	123,448
Operating expenses:
Marketing and selling	33,706	33,096	63,011	57,789
Administrative management, finance and information systems	4,190	12,598	16,165	20,985
Research and development	5,442	5,591	10,973	10,852
Total operating expenses	43,338	51,285	90,149	89,626
Operating profit	31,794	27,844	38,595	33,822
Interest income	(484)	(317)	(1,139)	(857)
Interest expense	35	36	70	73
Other expense (income), net	3,866	(1,895)	2,698	255
Profit before income taxes	28,377	30,020	36,966	34,351
Income tax expense	7,990	8,097	10,149	8,907
Net income	$20,387	$21,923	$26,817	$25,444

Weighted average common shares - Basic:
Class A	8,823	8,790	8,812	8,771
Class B	1,212	1,212	1,212	1,212
Participating securities	25	26	23	32
Weighted average common shares - Dilutive	10,060	10,028	10,047	10,015
Net income per common share - Basic:
Class A	$2.05	$2.21	$2.70	$2.57
Class B	$1.86	$2.01	$2.45	$2.33
Net income per common share - Diluted:
Class A	$2.02	$2.18	$2.66	$2.53
Class B	$2.02	$2.18	$2.66	$2.53

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net income	$20,387	$21,923	$26,817	$25,444
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation	(1,607)	(148)	(907)	(1,848)
Defined benefit pension plan:
Change in pension plans, net of tax of $20, $33, $41 and $66, respectively	62	105	123	210
Total other comprehensive loss	(1,545)	(43)	(784)	(1,638)
Total comprehensive income	$18,842	$21,880	$26,033	$23,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	March 27, 2020	September 27, 2019	March 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$131,256	$172,382	$68,205
Accounts receivable, net	106,629	44,508	124,750
Inventories	107,680	94,298	116,231
Other current assets	7,777	11,340	7,087
Total current assets	353,342	322,528	316,273
Property, plant and equipment, net of accumulated depreciation of $149,083, $143,028 and $136,834, respectively	60,866	59,499	57,503
Right of use assets	38,735	—	—
Deferred income taxes	11,513	11,449	11,509
Goodwill	11,135	11,186	11,176
Other intangible assets, net	10,860	11,374	11,781
Other assets	17,853	20,408	19,751
Total assets	$504,304	$436,444	$427,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,349	$30,392	$42,391
Current lease liability	5,820	—	—
Accrued liabilities:
Salaries, wages and benefits	12,223	20,554	14,589
Accrued warranty	11,889	9,190	9,240
Income taxes payable	13,381	7,512	13,016
Accrued discounts and returns	9,271	7,503	9,432
Accrued customer programs	5,953	4,440	5,413
Other	7,737	8,275	8,504
Total current liabilities	102,623	87,866	102,585
Non-current lease liability	33,609	—	—
Deferred income taxes	1,598	1,638	1,669
Retirement benefits	1,021	942	1,947
Deferred compensation liability	16,550	19,092	18,224
Other liabilities	1,801	2,372	2,867
Total liabilities	157,202	111,910	127,292
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 8,871,007, 8,834,169 and 8,838,459, respectively	443	443	442
Class B shares issued and outstanding: 1,211,602, 1,211,602 and 1,211,602, respectively	61	61	61
Capital in excess of par value	76,237	75,856	74,619
Retained earnings	271,808	248,377	225,491
Accumulated other comprehensive income	774	1,558	1,849
Treasury stock at cost, shares of Class A common stock: 36,354, 29,225 and 29,225, respectively	(2,221)	(1,761)	(1,761)
Total shareholders’ equity	347,102	324,534	300,701
Total liabilities and shareholders’ equity	$504,304	$436,444	$427,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Six Months Ended March 29, 2019
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 28, 2018	9,999,046	$503	$75,025	$202,828	$(2,646)	$3,487
Net income	—	—	—	3,521	—	—
Dividends declared	—	—	—	(1,384)	—	—
Award of non-vested shares	48,236	—	(1,593)	—	1,593	—
Stock-based compensation	—	—	536	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,700)
Change in pension plans, net of tax of $33	—	—	—	—	—	105
Purchase of treasury stock at cost	(9,890)	—	—	—	(708)	—
BALANCE AT DECEMBER 28, 2018	10,037,392	503	73,968	204,965	(1,761)	1,892
Net income	—	—	—	21,923	—	—
Dividends declared	—	—	—	(1,397)	—	—
Issuance of stock under employee stock purchase plan	1,594	—	79	—	—	—
Award of non-vested shares	11,075	—	—	—	—	—
Stock-based compensation	—	—	572	—	—	—
Currency translation adjustment	—	—	—	—	—	(148)
Change in pension plans, net of tax of $33	—	—	—	—	—	105
BALANCE AT MARCH 29, 2019	10,050,061	$503	$74,619	$225,491	$(1,761)	$1,849

Six Months Ended March 27, 2020
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 27, 2019	10,045,771	$504	$75,856	$248,377	$(1,761)	$1,558
Net income	—	—	—	6,430	—	—
Dividends declared	—	—	—	(1,693)	—	—
Award of non-vested shares	31,571	—	—	—	—	—
Stock-based compensation	—	—	667	—	—	—
Currency translation adjustment	—	—	—	—	—	700
Change in pension plans, net of tax of $21	—	—	—	—	—	61
Purchase of treasury stock at cost	(7,129)	—	—	—	(460)	—
BALANCE AT DECEMBER 27, 2019	10,070,213	504	76,523	253,114	(2,221)	2,319
Net income	—	—	—	20,387	—	—
Dividends declared	—	—	—	(1,693)	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—
Award of non-vested shares	12,396	—	—	—	—	—
Stock-based compensation	—	—	(286)	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,607)
Change in pension plans, net of tax of $20	—	—	—	—	—	62
BALANCE AT MARCH 27, 2020	10,082,609	$504	$76,237	$271,808	$(2,221)	$774

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	March 27, 2020	March 29, 2019
CASH USED FOR OPERATING ACTIVITIES
Net income	$26,817	$25,444
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	6,286	6,324
Amortization of intangible assets	510	518
Amortization of deferred financing costs	13	13
Stock based compensation	381	1,108
Gain on disposal of productive assets	(10)	(22)
Deferred income taxes	(117)	202
Change in operating assets and liabilities:
Accounts receivable, net	(62,681)	(84,294)
Inventories, net	(13,771)	(27,988)
Accounts payable and accrued liabilities	9,700	10,238
Other current assets	3,529	(1,724)
Other long-term liabilities	(171)	417
Other, net	523	(117)
	(28,991)	(69,881)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Purchase of short-term investments	—	(7,124)
Proceeds from sale of short-term investments	—	35,838
Proceeds from sale of productive assets	10	47
Capital expenditures	(7,772)	(8,178)
	(7,762)	20,583
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	—	79
Dividends paid	(3,382)	(2,774)
Purchases of treasury stock	(460)	(708)
	(3,842)	(3,403)
Effect of foreign currency rate changes on cash	(531)	(971)
Decrease in cash and cash equivalents	(41,126)	(53,672)
CASH AND CASH EQUIVALENTS
Beginning of period	172,382	121,877
End of period	$131,256	$68,205

Supplemental Disclosure:
Non-cash treasury stock activity	$—	$1,593
Cash paid for taxes	4,371	1,915
Cash paid for interest	58	61

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1	BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of March 27, 2020 and March 29, 2019, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2019 which was filed with the Securities and Exchange Commission on December 6, 2019.

Due to seasonal variations and other factors, some of which are described herein, including related to the coronavirus (COVID-19) outbreak and resulting pandemic, the results of operations for the three and six months ended March 27, 2020 are not necessarily indicative of the results to be expected for the Company’s full 2020 fiscal year.  See “Seasonality” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

Accounts receivable are stated net of allowances for doubtful accounts of $1,279, $2,550 and $1,266 as of March 27, 2020, September 27, 2019 and March 29, 2019, respectively. The increase in net accounts receivable to $106,629 as of March 27, 2020 from $44,508 as of September 27, 2019 is attributable to the seasonal nature of the Company’s business and the resulting increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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
For the three and six month periods ended March 27, 2020 and March 29, 2019, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and six month periods ended March 27, 2020 and March 29, 2019, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 39,078 and 40,900 for the three months ended March 27, 2020 and March 29, 2019, respectively, and 39,695 and 42,710 for the six months ended March 27, 2020 and March 29, 2019, respectively.  Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 43,198 and 34,832 for the three month periods ended March 27, 2020 and March 29, 2019, respectively, and 44,546 and 29,364 for the six months ended March 27, 2020 and March 29, 2019, respectively.

Dividends per share

Dividends per share for the three and six month periods ended March 27, 2020 and March 29, 2019 were as follows:

	Three Months Ended		Six months ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Dividends declared per common share:
Class A	$0.17	$0.14	$0.34	$0.28
Class B	$0.16	$0.13	$0.31	$0.25

4	STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 536,327 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at March 27, 2020.  Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the six months ended March 27, 2020 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 27, 2019	41,608	$51.78
Non-vested stock grants	19,105	63.33
Restricted stock vested	(20,221)	41.93
Non-vested stock at March 27, 2020	40,492	62.15

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 4,054 and 3,381 during the six month periods ended March 27, 2020 and March 29, 2019, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $252 and $160 for the three month periods ended March 27, 2020 and March 29, 2019, respectively, and $492 and $278 for the six month periods ended March 27, 2020 and March 29, 2019, respectively.  Unrecognized compensation cost related to non-vested stock as of March 27, 2020 was $1,716, which amount will be amortized to expense through November 2022 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended March 27, 2020 and March 29, 2019 was $1,329 and $1,237, respectively.

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

A summary of RSU activity for the six months ended March 27, 2020 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 27, 2019	58,708	$62.13
RSUs granted	27,517	64.51
RSUs vested	(18,094)	43.12
RSUs at March 27, 2020	68,131	68.14

For the three and six months ended March 27, 2020, the Company recognized income of $589 and $169, respectively, related to RSUs as a result of reversing compensation expense previously recognized in prior periods during the quarter ended March 27, 2020, due to an expectation that performance conditions won't be met for certain awards as a result of current market conditions.  Stock compensation expense, net of forfeitures, related to RSUs was $414 and $816 for the three  and six months ended March 29, 2019, respectively.  Unrecognized compensation cost related to non-vested RSUs as of March 27, 2020 was $1,949, which amount will be amortized to expense through September 2021 or adjusted for changes in future estimated or actual forfeitures.

Index	JOHNSON OUTDOORS INC.
RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company.  Shares tendered back to the Company for this purpose were 3,075 and 6,509 during the six month periods ended March 27, 2020 and March 29, 2019, respectively.

The fair value of restricted stock units recognized as a tax deduction during the six month periods ended March 27, 2020 and March 29, 2019 was $1,426 and $3,333, respectively.

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

During the three month period ended March 27, 2020, the Company issued 0 shares of Class A common stock and recognized $51 of expense in connection with the Employees' Stock Purchase Plan.  During the six month period ended March 27, 2020, the Company issued 0 shares of Class A common stock and recognized $58 of expense in connection with the Plan.  During the three month period ended March 29, 2019, the Company issued 1,594 shares of Class A common stock and recognized $2 of income in connection with the Plan.  During the six month period ended March 29, 2019, the Company issued 1,594 shares of Class A common stock and recognized $14 of expense in connection with the Plan.

5	PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company made contributions of $44 and $45 to its pension plans for the three months ended March 27, 2020 and March 29, 2019, respectively, and contributions of $88 and $90 for the six months ended March 27, 2020 and March 29, 2019, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended March 27, 2020 and March 29, 2019 were as follows:

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	276	264	551	529
Less estimated return on plan assets	214	191	427	382
Amortization of unrecognized losses	82	139	164	277
Net periodic benefit cost	$144	$212	$288	$424

Index	JOHNSON OUTDOORS INC.
6	INCOME TAXES

For the three and six months ended March 27, 2020 and March 29, 2019, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Profit before income taxes	$28,377	$30,020	$36,966	$34,351
Income tax expense	7,990	8,097	10,149	8,907
Effective income tax rate	28.2%	27.0%	27.5%	25.9%

The effective tax rate for the three months ended March 27, 2020 and the prior year period were consistent with no primary factors materially impacting the rate.  The key factor impacting the effective tax rate for the six months ended March 27, 2020 was the net excess tax benefits related to share-based compensation, which were lower in the current year to date period compared to the prior year to date period.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended March 27, 2020 and March 29, 2019 were:

March 27, 2020	March 29, 2019
France	France
Indonesia	Indonesia
Switzerland	Switzerland

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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   As of the date of this report, the following tax years remain open to examination by the respective significant tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2016-2019
Canada	2016-2019
France	2016-2019
Germany	2017-2019
Italy	2018-2019
Switzerland	2009-2019

Index	JOHNSON OUTDOORS INC.
7	INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	March 27, 2020	September 27, 2019	March 29, 2019
Raw materials	$47,848	$45,168	$52,004
Work in process	91	152	249
Finished goods	59,741	48,978	63,978
	$107,680	$94,298	$116,231

8	GOODWILL

The changes in goodwill during the six months ended March 27, 2020 and March 29, 2019 were as follows:

	March 27, 2020	March 29, 2019
Balance at beginning of period	$11,186	$11,199
Amount attributable to movements in foreign currency rates	(51)	(23)
Balance at end of period	$11,135	$11,176

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

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the six months ended March 27, 2020 and March 29, 2019.

	March 27, 2020	March 29, 2019
Balance at beginning of period	$9,190	$8,499
Expense accruals for warranties issued during the period	6,702	3,977
Less current period warranty claims paid	4,003	3,236
Balance at end of period	$11,889	$9,240

10	CONTINGENCIES

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

The Company had no debt outstanding at March 27, 2020, September 27, 2019, or March 29, 2019.

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
The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at March 27, 2020 and March 29, 2019 were approximately 1.9% and 3.5%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of March 27, 2020 or March 29, 2019.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $181 and $279 as of March 27, 2020 and March 29, 2019, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 11% of the Company’s revenues for the six month period ended March 27, 2020 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 4% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 27, 2020 and March 29, 2019, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at March 27, 2020, September 27, 2019 and March 29, 2019 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Valuation Techniques

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  These assets are included in "Other assets" in the Company's Condensed Consolidated Balance Sheets, and the mark to market adjustments on the assets are recorded in “Other expense (income), net” in the accompanying Condensed Consolidated Statements of Operations.  The offsetting deferred compensation liability is also reported at fair value as "Deferred compensation liability" in the Company's Condensed Consolidated Balance Sheets. Changes in the liability are recorded in "Administrative management, finance and information systems" expense in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s financial assets measured at fair value as of March 27, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$16,548	$—	$—	$16,548

The following table summarizes the Company’s financial assets measured at fair value as of September 27, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$19,092	$—	$—	$19,092

The following table summarizes the Company’s financial assets measured at fair value as of March 29, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$18,222	$—	$—	$18,222

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended March 27, 2020 and March 29, 2019 was:

		Three Months Ended		Six months ended
	Location of loss (income) recognized in Statement of Operations	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Rabbi trust assets	Other expense (income), net	$3,525	$(1,983)	$2,334	$294

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the six month periods ended March 27, 2020 or March 29, 2019.

Index	JOHNSON OUTDOORS INC.
14	NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). In July 2018, the FASB also issued ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842) Targeted Improvements.  In February 2019, the FASB also issued ASU 2019-01 Leases (Topic 842): Codification Improvements.  This ASU and the updates to this ASU require organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. This guidance was effective for the Company in the first quarter of fiscal year 2020, and may be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available.  The Company adopted the provisions of these ASU's using the modified retrospective approach at the beginning of the first quarter of fiscal 2020, coinciding with the standard's effective date. The additional disclosures required by the ASU and its updates are included in Note 18 "Leases" of these Notes to the Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU No. 2018-02 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The ASU allowed for early adoption in any interim period after issuance of the update.  The Company early adopted the ASU in the second quarter of fiscal 2019, and elected not to make this optional reclassification.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company does not expect adoption of the new guidance to have a significant impact on its financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect adoption of the new guidance to have a significant impact on its financial statements.

15	REVENUES

Adoption of Topic 606

In the first quarter of fiscal 2019, the Company adopted ASU 2014-09 and all subsequent ASUs that modified accounting standards Topic 606 using the modified retrospective adoption method.  Upon adoption, the Company recorded a right to returns asset of $763 and a corresponding increase in the accrued return liability, resulting in an accrued returns liability of $2,725.  The adoption of this new revenue standard did not otherwise have an impact on the Company's consolidated financial statements, and the timing and amount of its revenue recognition remained substantially unchanged under this new guidance.

Index	JOHNSON OUTDOORS INC.
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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized.  The Company provides customers the right to return eligible products under certain circumstances.  At March 27, 2020, the right to returns asset was $1,349 and the accrued returns liability was $4,273. At March 29, 2019, the right to returns asset was $1,391 and the accrued returns liability was $4,506.  The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

The Company has a wide variety of seasonal, outdoor recreation products used primarily for fishing from a boat, diving, paddling, hiking and camping, that are sold to a variety of customers in multiple end markets. Nonetheless, the revenue recognition policies are similar among all the various products sold by the Company.

See Note 16 for required disclosures of disaggregated revenue.

16	SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and six month periods ended March 27, 2020, combined net sales to two customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $48,663 and $80,984, respectively, of the Company's consolidated revenues.  During the three and six month periods ended March 29, 2019, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $35,507 and $53,750, respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019	September 27, 2019
Net sales:
Fishing:
Unaffiliated customers	$133,710	$138,071	$232,903	$216,778
Interunit transfers	245	158	330	248
Camping:
Unaffiliated customers	8,841	9,522	16,346	15,336
Interunit transfers	8	7	17	13
Watercraft Recreation:
Unaffiliated customers	6,063	9,834	10,866	14,153
Interunit transfers	1	17	7	23
Diving
Unaffiliated customers	14,253	20,079	30,711	35,608
Interunit transfers	8	6	9	15
Other / Corporate	217	202	312	272
Eliminations	(262)	(189)	(363)	(299)
Total	$163,084	$177,707	$291,138	$282,147
Operating profit (loss):
Fishing	$32,917	$34,590	$47,935	$46,012
Camping	709	419	775	(267)
Watercraft Recreation	(1,639)	(516)	(3,202)	(2,008)
Diving	(812)	1,423	(607)	716
Other / Corporate	619	(8,072)	(6,306)	(10,631)
	$31,794	$27,844	$38,595	$33,822
Total assets (end of period):
Fishing			$241,571	$235,446	$153,926
Camping			31,867	30,136	31,525
Watercraft Recreation			24,561	24,657	14,436
Diving			64,321	58,006	57,682
Other / Corporate			141,984	79,748	178,875
			$504,304	$427,993	$436,444
1

Index	JOHNSON OUTDOORS INC.
17	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended March 27, 2020 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 27, 2019	$5,490	$(3,171)	$2,319
Other comprehensive income before reclassifications	(1,607)	—	(1,607)
Amounts reclassified from accumulated other comprehensive income	—	82	82
Tax effects	—	(20)	(20)
Balance at March 27, 2020	$3,883	$(3,109)	$774

The changes in AOCI by component, net of tax, for the three months ended March 29, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2018	$6,096	$(4,204)	$1,892
Other comprehensive loss before reclassifications	(148)	—	(148)
Amounts reclassified from accumulated other comprehensive income	—	138	138
Tax effects	—	(33)	(33)
Balance at March 29, 2019	$5,948	$(4,099)	$1,849

The changes in AOCI by component, net of tax, for the six months ended March 27, 2020 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2019	$4,790	$(3,232)	$1,558
Other comprehensive loss before reclassifications	(907)	—	(907)
Amounts reclassified from accumulated other comprehensive income	—	164	164
Tax effects	—	(41)	(41)
Balance at March 27, 2020	$3,883	$(3,109)	$774

The changes in AOCI by component, net of tax, for the six months ended March 29, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2018	$7,796	$(4,309)	$3,487
Other comprehensive loss before reclassifications	(1,848)	—	(1,848)
Amounts reclassified from accumulated other comprehensive income	—	276	276
Tax effects	—	(66)	(66)
Balance at March 29, 2019	$5,948	$(4,099)	$1,849

Index	JOHNSON OUTDOORS INC.
The reclassifications out of AOCI for the three months ended March 27, 2020 and March 29, 2019 were as follows:

	Three Months Ended
	March 27, 2020	March 29, 2019	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$82	$138	Other income and expense
Tax effects	(20)	(33)	Income tax expense
Total reclassifications for the period	$62	$105

The reclassifications out of AOCI for the six months ended March 27, 2020 and March 29, 2019 were as follows:

	Six months ended
	March 27, 2020	March 29, 2019	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$164	$276	Other income and expense
Tax effects	(41)	(66)	Income tax expense
Total reclassifications for the period	$123	$210

18	LEASES

Adoption of Topic 842

On September 28, 2019, the Company adopted ASU 2016-02 and all subsequent ASUs that modified accounting standards Topic 842 using a modified retrospective adoption method, in which right-of-use ("ROU") assets and lease liabilities are recognized in the condensed consolidated balance sheets.  Under the effective date transition method, financial results reported in periods prior to fiscal year 2020 are unchanged.  The Company also elected the package of practical expedients permitted under the standard, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs.  As an ongoing accounting policy election, the Company will exclude short-term leases (terms of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for most asset classes.  All leases in which the Company is the lessee are classified as operating leases, and the Company does not have any finance leases or sublease agreements.  Additionally, the Company does not have any leases in which it is the lessor.

The adoption of the new standard had a significant impact on the Company's condensed consolidated balance sheet due to the recognition of approximately $41 million of lease liabilities with corresponding ROU assets for operating leases.  The new standard did not have a significant impact on the condensed consolidated statements of operations or cash flows, and did not impact our debt covenant compliance under our current credit agreements.

The Company determines if an arrangement is a lease at inception.  The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases.   As of March 27, 2020, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 15 years.  Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI).  Some leases also contain options to extend or terminate the lease.  To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the ROU assets and lease liabilities.  Under current lease agreements, there are no residual value guarantees or restrictive lease covenants.  In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate.  The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

Index	JOHNSON OUTDOORS INC.
As of March 27, 2020, the components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations were as follows:

	Three months ended March 27, 2020	Six months ended March 27, 2020
Lease Cost
Operating lease costs	$1,787	$3,563
Short-term lease costs	474	957
Variable leases costs	43	86
Total lease cost	$2,304	$4,606

Included in the amounts in the table above, were rent expense to related parties of $247 and $493 for the three and six months ended March 27, 2020, respectively.

As of March 27, 2020, the Company did not have any finance leases.  There were no significant new leases entered into during the quarter ended March 27, 2020.  Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

Six months ended March 27, 2020
Operating leases:

Operating lease ROU assets	$38,735

Current operating leases liabilities	5,820
Non-current operating lease liabilities	33,609
Total operating lease liabilities	$39,429

Weighted average remaining lease term (in years)	10.60

Weighted average discount rate	2.85%

Cash paid for amounts included in the measurement of lease liabilities	$3,146

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at March 27, 2020 were as follows:

Year	Related parties included in total	Total
Remainder of 2020	$521	$4,271
2021	1,067	6,187
2022	179	3,758
2023	—	3,361
2024	—	3,364
Thereafter	—	23,304
Total undiscounted lease payments	1,767	44,245
Less: Imputed interest	(30)	(4,816)
Total net lease liability	$1,737	$39,429

As of March 27, 2020, the Company did not have any additional significant operating leases commitments that have not yet commenced.

Index	JOHNSON OUTDOORS INC.
Disclosures related to periods prior to adoption of Topic 842

Rental expense under all leases was $2,404 and $4,678 for the three and six months ended March 29, 2019, respectively.  Rent expense to related parties was $250 and $499 for the three and six months ended March 29, 2019, respectively.

Future minimum rent commitments under non-cancelable operating leases with an initial lease term in excess of one year at March 29, 2019 were as follows:

Year	Related parties included in total	Total
Remainder of 2019	$503	$3,862
2020	1,036	7,187
2021	1,067	5,835
2022	179	3,719
2023	—	2,517
Thereafter	—	24,832
Total	$2,785	$47,952

19	Coronavirus (COVID-19)

The Company has been actively monitoring the coronavirus (COVID-19) outbreak and resulting pandemic and its impact on both the global economic and operating environment and specifically on its impact to the Company, its employees, its operations and its financial condition.  In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, and continues to adversely impact global economic activity.  While the financial results for the Company’s first fiscal six months have started to see the initial impact of COVID-19, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of fiscal 2020 due to numerous uncertainties, including those uncertainties stemming from the risks identified in Part II, Item 1A in this Form 10-Q, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The Company intends to continue to evaluate the various government sponsored plans and programs put in place in response to the COVID-19 pandemic and further plans to take advantage of any such government benefits reasonably available to it.  Moreover, the Company will continue to monitor developments in that area as new government initiatives are passed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended March 27, 2020 and March 29, 2019.  All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Index	JOHNSON OUTDOORS INC.
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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 6, 2019, the update to such "Risk Factors" section in Part II, Item 1A in this Form 10-Q and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic beginning in late 2019 and spreading across the globe in early 2020, which may affect market and economic conditions, along with wide-ranging impacts on employees, customers and various aspects of operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company's products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Coronavirus (COVID-19)

The Company has been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  The Company’s primary focus to this point has been to ensure the health and safety of its employees.  To that end, the Company has encouraged working remotely where applicable, adopted social distancing where appropriate, implemented travel restrictions, and has taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring the Company to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of the Company’s locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions may adversely impact the Company’s operating results.  Due to the timing of the COVID-19 outbreak, the Company's primary selling season has been disrupted, and the fiscal third quarter is expected to be significantly impacted.  The longer-term impacts from the outbreak are highly uncertain and cannot be predicted.

Index	JOHNSON OUTDOORS INC.
Nonetheless, the Company currently has no debt, has over $130,000 of cash reserves as of the March 27, 2020 quarter end and has access to $75,000 of revolver debt, through its currently in place credit facilities, if such additional funds are needed to be accessed for operations, all of which factors the Company believes will help it through the COVID-19 pandemic.  Moreover, the Company will continue to manage the impact of the COVID-19 pandemic, including through focused cost cutting efforts and through targeting disciplined investments for future growth.

Highlights

Net sales of $163,084 for the second quarter of fiscal 2020 decreased $14,623, or 8%, from the same period in the prior year, reflecting decreased sales volumes across all businesses, mainly attributable to the COVID-19 pandemic and its disruption to the business environment in Asia-Pacific, Europe, and the United States.  This sales volume decrease was more than offset by decreases in operating expenses between these same periods, discussed further below, which was the primary driver of an increase of $3,950 in operating profit over the prior year quarter.  Some of this expense reduction was offset by an increase in other expenses, also discussed below, resulting in a decrease in net income of $1,536 over the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter falls prior to the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2019		2018		2017
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	9%	21%	11%	19%	1%
March	32%	43%	31%	41%	30%	45%
June	31%	43%	31%	51%	32%	54%
September	18%	5%	17%	-3%	19%	—%
	100%	100%	100%	100%	100%	100%

Index	JOHNSON OUTDOORS INC.
Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net sales:
Fishing	$133,955	$138,229	$233,233	$217,026
Camping	8,849	9,529	16,363	15,349
Watercraft Recreation	6,064	9,851	10,873	14,176
Diving	14,261	20,085	30,720	35,623
Other / Eliminations	(45)	13	(51)	(27)
Total	$163,084	$177,707	$291,138	$282,147
Operating profit (loss):
Fishing	$32,917	$34,590	$47,935	$46,012
Camping	709	419	775	(267)
Watercraft Recreation	(1,639)	(516)	(3,202)	(2,008)
Diving	(812)	1,423	(607)	716
Other / Eliminations	619	(8,072)	(6,306)	(10,631)
Total	$31,794	$27,844	$38,595	$33,822

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended March 27, 2020 were $163,084, a decrease of $14,623, or 8%, compared to $177,707 for the three months ended March 29, 2019.  Foreign currency translation had an unfavorable impact of less than 1% on current year second quarter net sales compared to the prior year's second quarter net sales.

Net sales for the three months ended March 27, 2020 for the Fishing business were $133,955, a decrease of $4,274, or 3%, from $138,229 during the second fiscal quarter of the prior year.  Record sales volumes in the prior year quarter resulted in a decrease over the prior year, despite strong performance of new products in the current year quarter.

Net sales for the Camping business were $8,849 for the second quarter of the current fiscal year, a decrease of $680, or 7%, from the prior year net sales during the same period of $9,529.  Increased sales of Jetboil products were not enough to overcome declines in the other lines of business in this segment for the quarter.

Net sales for the second quarter of fiscal 2020 for the Watercraft Recreation business were $6,064, a decrease of $3,787, or 38%, compared to $9,851 in the prior year same period.  The impact of COVID-19 on both production and demand drove the overall decrease over the prior year quarter.

Diving net sales were $14,261 for the three months ended March 27, 2020 versus $20,085 for the three months ended March 29, 2019, a decrease of $5,824, or 29%.  The decrease is largely due to the effects of COVID-19 globally, and particularly in the Asia-Pacific and European markets which experienced an earlier spread of COVID-19 than in the United States.  COVID-19 significantly impacted our Diving segment results during the current year quarter as its impact was felt in the Asia-Pacific and European markets through the closure of destination travel and tourism, which ultimately adversely impacted our financial results.  In addition, foreign currency translation unfavorably impacted sales in this segment by approximately 2% versus the prior year quarter.

For the six months ended March 27, 2020, consolidated net sales of $291,138 increased $8,991 or 3%, compared to $282,147 for the six months ended March 29, 2019.  Foreign currency translation had an unfavorable impact of less than 1% on net sales of the current year period compared to the prior year period.

Net sales for the six months ended March 27, 2020 for the Fishing business were $233,233, an increase of $16,207, or 7%, from $217,026 during the same period of the prior year.  Availability of new products during the entire six month period of the current year drove much of the growth over the prior year.

Index	JOHNSON OUTDOORS INC.
Net sales for the Camping business were $16,363 for the six months ended March 27, 2020, an increase of $1,014, or 7%, from the prior year net sales during the same period of $15,349.  Increased Jetboil sales volume was the primary driver of growth.

Net sales for the six months ended March 27, 2020 for the Watercraft Recreation business were $10,873, a decrease of $3,303, or 23%, compared to $14,176 in the prior year same period.  The decrease was mainly driven by the effects of COVID-19 in the second quarter, which more than offset the first fiscal quarter's improvement over the prior year.

Diving net sales were $30,720 for the six months ended March 27, 2020 versus $35,623 for the six months ended March 29, 2019, a decrease of $4,903, or 14%.  As explained earlier, the decrease is largely due to the impact of COVID-19 and the disruptions it caused on our operations as well as disruptions to global travel.  In addition, foreign currency translation unfavorably impacted sales in this segment by approximately 2% versus the prior year period.

Cost of Sales

Cost of sales for the three months ended March 27, 2020 was $87,952 compared to $98,578 for the three months ended March 29, 2019.  The decrease year over year was driven primarily by lower sales volume in the current year quarter over the prior year quarter.

For the six months ended March 27, 2020, cost of sales was $162,394 compared to $158,699 in the same period of the prior year.  The increase year over year was primarily due to increased sales volume in the current year versus the prior year.  Additionally, the Company incurred approximately $900 more of section 301 tariffs on the import of certain components and other supplies from China in the current six month period over the prior year first six months.  Given the various business disruptions caused by the COVID-19 pandemic and the uncertainty caused by the same, the Company is withdrawing previous estimates that it provided regarding the full-year impact of the section 301 tariffs on the Company's operating profits for all of fiscal 2020.

Gross Profit Margin

For the three months ended March 27, 2020, gross profit as a percentage of net sales was 46.1% compared to 44.5% in the three month period ended March 29, 2019.  The improvement year over year was due primarily to pricing increases in the current year period.

For the six months ended March 27, 2020, gross profit as a percentage of net sales improved slightly to 44.2% from 43.8% in the prior six month period, mainly due to pricing increases and increased efficiencies which more than offset the increased tariffs noted above.

Operating Expenses

Operating expenses were $43,338 for the three months ended March 27, 2020 compared to $51,285 for the three months ended March 29, 2019.  The decrease of $7,947 was primarily due to the impact of unfavorable market conditions on the Company's deferred compensation plan assets, which resulted in approximately $5,500 of lower deferred compensation expense in the current year quarter as compared to the prior year quarter and an offsetting loss in Other Expense (Income), net related to marking these deferred compensation plan assets to market.  Additionally, approximately $3,400 in lower incentive compensation expense drove the decline from the prior year quarter.

Operating expenses were $90,149 for the six months ended March 27, 2020 compared to $89,626 for the six months ended March 29, 2019.  The slight increase was primarily due to increased sales and sales volume related expenses year over year, partially offset by approximately $2,100 of lower deferred compensation expense in the six months ended March 27, 2020 compared to the prior year six month period, with an offsetting loss in Other Expense (Income), net, as well as approximately $3,200 in lower incentive compensation expense in the current year six month period as compared to the prior year six month period.

Operating Profit

Operating profit on a consolidated basis for the three month period ended March 27, 2020 was $31,794 compared to an operating profit of $27,844 in the second quarter of the prior fiscal year.   Reduced operating expenses in the current year quarter more than offset the impact of lower sales volumes due to COVID-19 and the other factors discussed above.

Index	JOHNSON OUTDOORS INC.
Operating profit on a consolidated basis for the six months ended March 27, 2020 was $38,595 compared to an operating profit of $33,822 in the prior year to date period.  The improvement year over year was driven primarily by a slight improvement in gross profit margin combined with lower operating expenses between periods.

Interest

For the three months ended March 27, 2020, interest expense was $35 compared to $36 in the three months ended March 29, 2019.   Interest expense was $70 for the six months ended March 27, 2020 compared to $73 for the six months ended March 29, 2019.

Interest income for the three month periods ended March 27, 2020 and March 29, 2019 was $484 and $317, respectively.  For the six months ended March 27, 2020, interest income was $1,139, compared to $857 for the six months ended March 29, 2019.  The increase in interest income year over year was mainly driven by the increase in interest earnings on increased balances of interest bearing cash in fiscal 2020 versus the corresponding periods of fiscal 2019.

Other (Income) Expense, net

Other expense was $3,866 for the three months ended March 27, 2020 compared to other income of $1,895 in the prior year period.  Investment losses on the assets related to the Company’s non-qualified deferred compensation plan were $3,468 in the three month period ended March 27, 2020 compared to investment gains of $2,047 in the three month period ended March 29, 2019.  This $5,515 decrease year over year in the investment value of these assets was offset by the deferred compensation income included in the Company's Operating expenses during the same periods.  For the three months ended March 27, 2020, foreign currency exchange losses were $265 compared to gains of $12 for the three months ended March 29, 2019.

For the six months ended March 27, 2020, other expense was $2,698 compared to $255 in the six months ended March 29, 2019.  Net investment losses on the assets related to the Company's non-qualified deferred compensation plan were $2,144 in the six month period ended March 27, 2020, compared to $75 in the six month period ended March 29, 2019.  Foreign currency losses were $297 for the six months ended March 27, 2020, compared to gains of $176 in the six months ended March 29, 2019.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and six month periods ended March 27, 2020 were 28.2% and 27.5%, respectively, compared to 27.0% and 25.9% in the corresponding periods of the prior year.  The key factor impacting the effective tax rate for the six months ended March 27, 2020 was the net excess tax benefits related to share-based compensation, which were lower in the current year period compared to the prior year period.

Net Income

Net income for the three months ended March 27, 2020 was $20,387, or $2.02 per diluted common class A and B share, compared to net income of $21,923, or $2.18 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Net income for the six months ended March 27, 2020 was $26,817, or $2.66 per diluted common class A and B share, compared to net income of $25,444, or $2.53 per diluted common class A and B share, for the six months ended March 29, 2019.

Liquidity and Financial Condition

Cash and cash equivalents totaled $131,256 as of March 27, 2020, compared to cash and cash equivalents of $68,205 as of March 29, 2019.  The 92% increase in cash was due to operating profits and earlier payment of receivables in the current year versus the prior year.  The Company’s debt to total capitalization ratio was 0% as of March 27, 2020 and March 29, 2019.  The Company’s total debt balance was $0 as of each of March 27, 2020 and March 29, 2019.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $106,629 as of March 27, 2020, a decrease of $18,121 compared to $124,750 as of March 29, 2019.  The decrease year over year was consistent with decreased sales volumes in the second quarter of fiscal 2020 versus the second quarter of fiscal 2019 and due to the timing of payment of receivables between periods discussed above.  Inventories, net of inventory reserves, were $107,680 as of March 27, 2020, a decrease of $8,551, compared to $116,231 as of March 29, 2019.  Accounts payable were $36,349 at March 27, 2020 compared to $42,391 as of March 29, 2019, which decrease was consistent with the decrease in inventories.

Index	JOHNSON OUTDOORS INC.
The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended
(thousands)	March 27, 2020	March 29, 2019
Cash (used for) provided by:
Operating activities	$(28,991)	$(69,881)
Investing activities	(7,762)	20,583
Financing activities	(3,842)	(3,403)
Effect of foreign currency rate changes on cash	(531)	(971)
Decrease in cash and cash equivalents	$(41,126)	$(53,672)

Operating Activities

Cash used for operations totaled $28,991 for the six months ended March 27, 2020 compared to $69,881 during the corresponding period of the prior fiscal year.  The decrease in cash used for operations over the prior year six month period was due primarily to the decreases in accounts receivable and inventories between periods, as discussed above.  Depreciation and amortization charges were $6,796 for the six month period ended March 27, 2020 compared to $6,842 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $7,762 for the six months ended March 27, 2020 compared to cash provided by investing activities of $20,583 for the corresponding period of the prior fiscal year.  Cash provided by investing activities in the prior year period reflected proceeds from the sale of short-term investments in that period.  Cash usage for capital expenditures totaled $7,772 for the current year six month period and $8,178 for the prior year period.  Any additional capital expenditures in fiscal 2020 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $3,842 for the six months ended March 27, 2020 compared to $3,403 for the six month period ended March 29, 2019 and represents the payment of dividends and purchase of treasury stock.  The Company had no debt during either quarter ended March 27, 2020 and March 29, 2019.  See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of March 27, 2020 the Company held approximately $34,906 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at March 27, 2020.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$44,245	$4,271	$9,945	$6,725	$23,304
Open purchase orders	72,959	72,959	—	—	—
Contractually obligated interest payments	295	56	225	14	—
Total contractual obligations	$117,499	$77,286	$10,170	$6,739	$23,304

Index	JOHNSON OUTDOORS INC.
The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $181 and $279 as of March 27, 2020 and March 29, 2019, respectively.

The Company anticipates making contributions of $84 to its defined benefit pension plans during the remainder of fiscal 2020.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.”  There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended March 27, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as noted below with respect to the COVID-19 outbreak, the Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our unsecured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Coronavirus outbreak

In December 2019, a new strain of coronavirus ("COVID-19"), began to spread globally, leaving no region or part of the world unaffected by the pandemic it has created.  Governments and health authorities are taking measures to prevent the spread of this virus, but it is presently unknown to what extent they will be successful or the potential timing of these measures. If COVID-19 is not contained, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company, the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if its employees were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could be adversely impacted. The financial impact of coronavirus on the Company will depend on future developments and cannot be reasonably predicted or estimated at this time, but could materially and adversely affect its results for an unknown but possibly extended period.  See the section "Risk Factors" below identified in Part II, Item 1A in this Form 10-Q for more information.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 11% of the Company’s revenues for the six month period ended March 27, 2020 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 4% in Canadian dollars and approximately 1% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 27, 2020 and March 29, 2019, the Company held no foreign currency forward contracts.

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

The following risk factor is in addition to the risk factors previously disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on December 6, 2019. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K as filed with the Securities and Exchange Commission on December 6, 2019.

Index	JOHNSON OUTDOORS INC.
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide may adversely affect our business.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease (COVID-19) which has spread from China to the rest of the world.  Outbreaks such as these have resulted, and can continue to result, in governments around the world implementing increasingly stringent measures to help control the spread, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures.  These actions with respect to the COVID-19 outbreak have negatively impacted, and could continue to have negative impacts on, our operations, supply chain, transportation networks, customers and employees.  The COVID-19 outbreak has adversely affected, and any continuing economic downturn as a result of this pandemic could continue to adversely affect, demand for our products, and negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers.

Since the end of our second fiscal quarter on March 27, 2020, we have begun to see the impacts of COVID-19 on our markets and operations, including significant decreases in demand, supply chain disruptions, and logistics constraints.  Given government mandates and concerns over employee safety, many of our production facilities were closed or significantly slowed production going into the third fiscal quarter.  The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects.  While we expect this matter to negatively impact our financial results, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Except as noted above, there have been no other material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 6, 2019.

Item 6.	Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 5, 2020
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.