Form 10-Q
period 2020-06-26
JOHNSON OUTDOORS INC
filed 2020-07-31
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 24, 2020,8,873,197 shares of Class A and 1,211,602 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and nine months ended June 26, 2020 and June 28, 2019	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three and nine months ended June 26, 2020 and June 28, 2019	- 2

		Condensed Consolidated Balance Sheets - June 26, 2020, September 27, 2019, and June 28, 2019	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and nine months ended June 26, 2020 and June 28, 2019	- 4

		Condensed Consolidated Statements of Cash Flows - Nine months ended June 26, 2020 and June 28, 2019	- 6

		Notes to Condensed Consolidated Financial Statements	- 7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 21

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 27

	Item 4.	Controls and Procedures	- 29

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 30

	Item 1A.	Risk Factors	- 30

	Item 6.	Exhibits	- 31

		Signatures	- 31

		Exhibit Index	- 32

Index	JOHNSON OUTDOORS INC.

PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net sales	$138,390	$176,253	$429,528	$458,400
Cost of sales	75,828	96,528	238,222	255,227
Gross profit	62,562	79,725	191,306	203,173
Operating expenses:
Marketing and selling	27,863	36,484	90,874	94,273
Administrative management, finance and information systems	14,867	9,879	31,032	30,864
Research and development	6,903	5,333	17,876	16,185
Total operating expenses	49,633	51,696	139,782	141,322
Operating profit	12,929	28,029	51,524	61,851
Interest income	(170)	(434)	(1,309)	(1,291)
Interest expense	35	64	105	137
Other (income) expense, net	(2,493)	(493)	205	(238)
Profit before income taxes	15,557	28,892	52,523	63,243
Income tax expense	2,688	6,826	12,837	15,733
Net income	$12,869	$22,066	$39,686	$47,510

Weighted average common shares - Basic:
Class A	8,831	8,792	8,818	8,779
Class B	1,212	1,212	1,212	1,212
Participating securities	31	33	25	30
Weighted average common shares - Dilutive	10,074	10,037	10,055	10,021
Net income per common share - Basic:
Class A	$1.29	$2.22	$3.99	$4.79
Class B	$1.17	$2.02	$3.62	$4.35
Net income per common share - Diluted:
Class A	$1.27	$2.19	$3.93	$4.72
Class B	$1.27	$2.19	$3.93	$4.72

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net income	$12,869	$22,066	$39,686	$47,510
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation	1,537	1,047	630	(801)
Defined benefit pension plan:
Change in pension plans, net of tax of $60, ($7), $101 and $59, respectively	180	(23)	303	187
Total other comprehensive income (loss)	1,717	1,024	933	(614)
Total comprehensive income	$14,586	$23,090	$40,619	$46,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	June 26, 2020	September 27, 2019	June 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$181,445	$172,382	$148,968
Accounts receivable, net	82,577	44,508	82,860
Inventories	94,218	94,298	95,833
Other current assets	7,641	11,340	5,519
Total current assets	365,881	322,528	333,180
Property, plant and equipment, net of accumulated depreciation of $152,646, $143,028 and $140,316, respectively	61,373	59,499	58,143
Right of use assets	37,669	—	—
Deferred income taxes	11,482	11,449	11,198
Goodwill	11,163	11,186	11,195
Other intangible assets, net	9,196	11,374	11,538
Other assets	20,845	20,408	20,304
Total assets	$517,609	$436,444	$445,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,026	$30,392	$37,190
Current lease liability	5,900	—	—
Accrued liabilities:
Salaries, wages and benefits	15,395	20,554	16,824
Accrued warranty	10,913	9,190	9,588
Income taxes payable	16,032	7,512	11,318
Accrued discounts and returns	5,751	7,503	7,864
Accrued customer programs	5,409	4,440	6,243
Other	8,373	8,275	7,977
Total current liabilities	98,799	87,866	97,004
Non-current lease liability	32,474	—	—
Deferred income taxes	1,642	1,638	1,700
Retirement benefits	1,042	942	1,964
Deferred compensation liability	19,525	19,092	19,013
Other liabilities	2,593	2,372	2,905
Total liabilities	156,075	111,910	122,586
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 8,873,197, 8,834,169 and 8,838,459, respectively	443	443	443
Class B shares issued and outstanding: 1,211,602, 1,211,602 and 1,211,602, respectively	61	61	61
Capital in excess of par value	77,780	75,856	75,192
Retained earnings	282,980	248,377	246,164
Accumulated other comprehensive income	2,491	1,558	2,873
Treasury stock at cost, shares of Class A common stock: 36,354, 29,225 and 29,225, respectively	(2,221)	(1,761)	(1,761)
Total shareholders’ equity	361,534	324,534	322,972
Total liabilities and shareholders’ equity	$517,609	$436,444	$445,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Nine Months Ended June 26, 2020
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 27, 2019	10,045,771	$504	$75,856	$248,377	$(1,761)	$1,558
Net income	—	—	—	6,430	—	—
Dividends declared	—	—	—	(1,693)	—	—
Award of non-vested shares	31,571	—	—	—	—	—
Stock-based compensation	—	—	667	—	—	—
Currency translation adjustment	—	—	—	—	—	700
Change in pension plans, net of tax of $21	—	—	—	—	—	61
Purchase of treasury stock at cost	(7,129)	—	—	—	(460)	—
BALANCE AT DECEMBER 27, 2019	10,070,213	504	76,523	253,114	(2,221)	2,319
Net income	—	—	—	20,387	—	—
Dividends declared	—	—	—	(1,693)	—	—
Award of non-vested shares	12,396	—	—	—	—	—
Stock-based compensation	—	—	(286)	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,607)
Change in pension plans, net of tax of $20	—	—	—	—	—	62
BALANCE AT MARCH 27, 2020	10,082,609	504	76,237	271,808	(2,221)	774
Net income	—	—	—	12,869	—	—
Dividends declared	—	—	—	(1,697)	—	—
Issuance of stock under employee stock purchase plan	2,190	—	126	—	—	—
Stock-based compensation	—	—	1,417	—	—	—
Currency translation adjustment	—	—	—	—	—	1,537
Change in pension plans, net of tax of $60	—	—	—	—	—	180
BALANCE AT JUNE 26, 2020	10,084,799	$504	$77,780	$282,980	$(2,221)	$2,491

Index	JOHNSON OUTDOORS INC.

Nine Months Ended June 28, 2019
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
BALANCE AT SEPTEMBER 28, 2018	9,999,046	$503	$75,025	$202,828	$(2,646)	$3,487
Net income	—	—	—	3,521	—	—
Dividends declared	—	—	—	(1,384)	—	—
Award of non-vested shares	48,236	—	(1,593)	—	1,593	—
Stock-based compensation	—	—	536	—	—	—
Currency translation adjustment	—	—	—	—	—	(1,700)
Change in pension plans, net of tax of $33	—	—	—	—	—	105
Purchase of treasury stock at cost	(9,890)	—	—	—	(708)	—
BALANCE AT DECEMBER 28, 2018	10,037,392	503	73,968	204,965	(1,761)	1,892
Net income	—	—	—	21,923	—	—
Dividends declared	—	—	—	(1,397)	—	—
Issuance of stock under employee stock purchase plan	1,594	—	79	—	—	—
Award of non-vested shares	11,075	—	—	—	—	—
Stock-based compensation	—	—	572	—	—	—
Currency translation adjustment	—	—	—	—	—	(148)
Change in pension plans, net of tax of $33	—	—	—	—	—	105
BALANCE AT MARCH 29, 2019	10,050,061	503	74,619	225,491	(1,761)	1,849
Net income	—	—	—	22,066	—	—
Dividends declared	—	—	—	(1,393)	—	—
Award of non-vested shares	—	1	(1)	—	—	—
Stock-based compensation	—	—	574	—	—	—
Currency translation adjustment	—	—	—	—	—	1,047
Change in pension plans, net of tax of ($7)	—	—	—	—	—	(23)
BALANCE AT JUNE 28, 2019	10,050,061	$504	$75,192	$246,164	$(1,761)	$2,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	June 26, 2020	June 28, 2019
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$39,686	$47,510
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	9,303	9,602
Amortization of intangible assets	2,186	775
Amortization of deferred financing costs	20	20
Stock based compensation	1,798	1,682
Loss (gain) on disposal of productive assets	149	(34)
Deferred income taxes	(65)	519
Change in operating assets and liabilities:
Accounts receivable, net	(38,209)	(42,145)
Inventories, net	417	(7,249)
Accounts payable and accrued liabilities	5,613	4,495
Other current assets	3,710	(147)
Other non-current assets	(55)	198
Other long-term liabilities	752	501
Other, net	255	(107)
	25,560	15,620
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Purchase of short-term investments	—	(7,124)
Proceeds from sale of short-term investments	—	35,838
Proceeds from sale of productive assets	10	60
Capital expenditures	(11,350)	(12,031)
	(11,340)	16,743
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	126	79
Dividends paid	(5,078)	(4,165)
Purchases of treasury stock	(460)	(708)
	(5,412)	(4,794)
Effect of foreign currency rate changes on cash	255	(478)
Increase in cash and cash equivalents	9,063	27,091
CASH AND CASH EQUIVALENTS
Beginning of period	172,382	121,877
End of period	$181,445	$148,968

Supplemental Disclosure:
Non-cash treasury stock activity	$—	$177
Cash paid for taxes	4,418	10,185
Cash paid for interest	86	118

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of June 26, 2020 and June 28, 2019, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2019 which was filed with the Securities and Exchange Commission on December 6, 2019.

Due to seasonal variations and other factors, some of which are described herein, including related to the coronavirus (COVID-19) outbreak and resulting pandemic, the results of operations for the three and nine months ended June 26, 2020 are not necessarily indicative of the results to be expected for the Company’s full 2020 fiscal year.  See “Seasonality” and "Coronavirus (COVID-19)" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

Coronavirus (COVID-19)
In March 2020, the World Health Organization recognized the current coronavirus (COVID-19) outbreak as a global pandemic. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have imposed varying degrees of restrictions on social and commercial activity, including travel, to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including manufacturing and retail commerce. In response to these measures and for the protection of our employees, we temporarily closed our manufacturing locations and warehouses at the beginning of the Company's third fiscal quarter which falls during our primary selling season. While as of June 26, 2020, we had resumed nearly all production and shipping activities under appropriate safety protocols, the period of suspended operations had an adverse impact on sales volumes and operating profits for the three and nine months then ended.
Over the course of the fiscal third quarter, government mandates allowed us to re-open our manufacturing and distribution centers. While those mandates continued to emphasize social distancing measures to the general public, the Company began to see growing demand and improved sales volumes in the latter part of the quarter for certain of its outdoor recreation businesses. Nonetheless, the full extent to which the COVID-19 pandemic will impact our business, results of operations, and financial condition will depend on future developments, which are beyond our control and which remain highly uncertain and cannot be predicted. This includes, but is not limited to, the duration, spread, severity and impact of the COVID-19 pandemic, or future waves, increasing outbreaks or hot spots of the pandemic in our areas of operations or in key markets, the effects of the pandemic on our customers, consumers, suppliers and vendors and the remedial actions and stimulus measures adopted by federal, state and local governments in reaction to the pandemic. As the COVID-19 pandemic continues to impact various key regions of the world, even after it subsides, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future. As a result, the Company cannot reasonably estimate the impact of the COVID-19 pandemic on Company operations and profitability at this time as the situation is dynamic and constantly changing. We continue to monitor evolving economic and general business conditions and the actual and potential impacts on our financial position, results of operations and cash flows.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,834, $2,550 and $1,969 as of June 26, 2020, September 27, 2019 and June 28, 2019, respectively. The increase in net accounts receivable to $82,577 as of

Index	JOHNSON OUTDOORS INC.

June 26, 2020 from $44,508 as of September 27, 2019 is attributable to the seasonal nature of the Company’s business and the resulting increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist (including as a result of the impact of COVID-19) , a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and nine month periods ended June 26, 2020 and June 28, 2019, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and nine month periods ended June 26, 2020 and June 28, 2019, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 41,390 and 45,898 for the three months ended June 26, 2020 and June 28, 2019, respectively, and 40,260 and 43,772 for the nine months ended June 26, 2020 and June 28, 2019, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 36,495 and 28,673 for the three month periods ended June 26, 2020 and June 28, 2019, respectively, and 42,368 and 31,178 for the nine months ended June 26, 2020 and June 28, 2019, respectively.

Index	JOHNSON OUTDOORS INC.

Dividends per share

Dividends per share for the three and nine month periods ended June 26, 2020 and June 28, 2019 were as follows:

	Three Months Ended		Nine months ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Dividends declared per common share:
Class A	$0.17	$0.14	$0.51	$0.42
Class B	$0.15	$0.13	$0.46	$0.38

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 536,327 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at June 26, 2020. Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the nine months ended June 26, 2020 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 27, 2019	41,608	$51.78
Non-vested stock grants	19,105	63.33
Restricted stock vested	(20,221)	41.93
Non-vested stock at June 26, 2020	40,492	62.15

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 4,054 and 3,381 during the nine month periods ended June 26, 2020 and June 28, 2019, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $270 and $240 for the three month periods ended June 26, 2020 and June 28, 2019, respectively, and $762 and $518 for the nine month periods ended June 26, 2020 and June 28, 2019, respectively. Unrecognized compensation cost related to non-vested stock as of June 26, 2020 was $1,446, which amount will be amortized to expense through November 2022 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended June 26, 2020 and June 28, 2019 was $1,329 and $1,237, respectively.

Index	JOHNSON OUTDOORS INC.

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

A summary of RSU activity for the nine months ended June 26, 2020 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 27, 2019	58,708	$62.13
RSUs granted	27,517	64.51
RSUs vested	(18,094)	43.12
RSUs at June 26, 2020	68,131	68.14

For the three and nine months ended June 26, 2020, the Company recognized stock compensation expense of $1,161 and $992, respectively. Stock compensation expense, net of forfeitures, related to RSUs was $330 and $1,144 for the three and nine months ended June 28, 2019, respectively. Unrecognized compensation cost related to non-vested RSUs as of June 26, 2020 was $1,976, which amount will be amortized to expense through September 2022 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 3,075 and 6,509 during the nine month periods ended June 26, 2020 and June 28, 2019, respectively.

The fair value of restricted stock units recognized as a tax deduction during the nine month periods ended June 26, 2020 and June 28, 2019 was $1,426 and $3,333, respectively.

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

During the three month period ended June 26, 2020, the Company issued 2,190 shares of Class A common stock and recognized $14 of income in connection with the Employees' Stock Purchase Plan. During the nine month period ended June 26, 2020, the Company issued 2,190 shares of Class A common stock and recognized $44 of expense in connection with the Plan. During the three month period ended June 28, 2019, the Company issued 0 shares of Class A common stock and recognized $4 of expense in connection with the Plan. During the nine month period ended June 28, 2019, the Company issued 1,594 shares of Class A common stock and recognized $20 of expense in connection with the Plan.

Index	JOHNSON OUTDOORS INC.

5    PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company made contributions of $44 and $44 to its pension plans for the three months ended June 26, 2020 and June 28, 2019, respectively, and contributions of $132 and $134 for the nine months ended June 26, 2020 and June 28, 2019, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended June 26, 2020 and June 28, 2019 were as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	423	298	698	827
Less estimated return on plan assets	267	259	481	641
Amortization of unrecognized losses (gains)	321	(31)	403	246
Net periodic benefit cost	$477	$8	$620	$432

6    INCOME TAXES

For the three and nine months ended June 26, 2020 and June 28, 2019, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Profit before income taxes	$15,557	$28,892	$52,523	$63,243
Income tax expense	2,688	6,826	12,837	15,733
Effective income tax rate	17.3%	23.6%	24.4%	24.9%

The decrease in the effective tax rate for the three and nine months ended June 26, 2020 compared to the prior year periods is primarily due to a decrease in reserves for unrecognized tax benefits from the expiration of statutes of limitations.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended June 26, 2020 and June 28, 2019 were:

June 26, 2020	June 28, 2019
France	France
Indonesia	Indonesia
Switzerland	Switzerland

Index	JOHNSON OUTDOORS INC.

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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   As of the date of this report, the following tax years remain open to examination by the respective significant tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2017-2019
Canada	2016-2019
France	2016-2019
Germany	2017-2019
Italy	2018-2019
Switzerland	2009-2019

7    INVENTORIES

Inventories at the end of the respective periods consisted of the following:

	June 26, 2020	September 27, 2019	June 28, 2019
Raw materials	$46,232	$45,168	$42,702
Work in process	153	152	232
Finished goods	47,833	48,978	52,899
	$94,218	$94,298	$95,833

8    GOODWILL

The changes in goodwill during the nine months ended June 26, 2020 and June 28, 2019 were as follows:

	June 26, 2020	June 28, 2019
Balance at beginning of period	$11,186	$11,199
Amount attributable to movements in foreign currency rates	(23)	(4)
Balance at end of period	$11,163	$11,195

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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the nine months ended June 26, 2020 and June 28, 2019.

	June 26, 2020	June 28, 2019
Balance at beginning of period	$9,190	$8,499
Expense accruals for warranties issued during the period	8,252	6,830
Less current period warranty claims paid	6,529	5,741
Balance at end of period	$10,913	$9,588

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

11    INDEBTEDNESS

The Company had no debt outstanding at June 26, 2020, September 27, 2019, or June 28, 2019.

Revolvers
The Company and certain of its subsidiaries have entered into an unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility consists of a $75 million Revolving Credit Facility among the Company, certain of the Company’s subsidiaries, PNC Bank National

Index	JOHNSON OUTDOORS INC.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at June 26, 2020 and June 28, 2019 were approximately 1.2% and 3.4%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of June 26, 2020 or June 28, 2019.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $181 and $279 as of June 26, 2020 and June 28, 2019, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 11% of the Company’s revenues for the nine month period ended June 26, 2020 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 5% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 26, 2020 and June 28, 2019, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at June 26, 2020, September 27, 2019 and June 28, 2019 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of June 26, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$19,493	$—	$—	$19,493

The following table summarizes the Company’s financial assets measured at fair value as of September 27, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$19,092	$—	$—	$19,092

The following table summarizes the Company’s financial assets measured at fair value as of June 28, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$18,981	$—	$—	$18,981

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended June 26, 2020 and June 28, 2019 was:

		Three Months Ended		Nine months ended
	Location of (income) loss recognized in Statement of Operations	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019

Rabbi trust assets	Other (income) expense, net	$(2,732)	$(649)	$(398)	$(355)

Index	JOHNSON OUTDOORS INC.

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the nine month periods ended June 26, 2020 or June 28, 2019.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At June 26, 2020, the right to returns asset was $1,082 and the accrued returns liability was $3,207. At June 28, 2019, the right to returns asset was $1,170 and the accrued returns liability was $3,729. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

16    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and nine month periods ended June 26, 2020, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $20,433 and $70,269, respectively, of the Company's consolidated revenues. During the three and nine month periods ended June 28, 2019, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $24,260 and $78,010, respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate

Index	JOHNSON OUTDOORS INC.

profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019	September 27, 2019
Net sales:
Fishing:
Unaffiliated customers	$102,542	$127,968	$335,445	$344,746
Interunit transfers	199	228	529	476
Camping:
Unaffiliated customers	9,653	14,708	25,999	30,044
Interunit transfers	12	20	29	33
Watercraft Recreation:
Unaffiliated customers	15,238	12,965	26,104	27,118
Interunit transfers	29	45	36	68
Diving
Unaffiliated customers	10,694	20,237	41,405	55,845
Interunit transfers	2	6	11	21
Other / Corporate	263	375	575	647
Eliminations	(242)	(299)	(605)	(598)
Total	$138,390	$176,253	$429,528	$458,400
Operating profit (loss):
Fishing	$23,273	$29,672	$71,208	$75,684
Camping	828	2,315	1,603	2,048
Watercraft Recreation	1,181	380	(2,021)	(1,628)
Diving	(2,595)	1,440	(3,202)	2,156
Other / Corporate	(9,758)	(5,778)	(16,064)	(16,409)
	$12,929	$28,029	$51,524	$61,851
Total assets (end of period):
Fishing			$204,406	$173,076	$153,926
Camping			35,670	33,401	31,525
Watercraft Recreation			24,003	22,227	14,436
Diving			63,079	60,431	57,682
Other / Corporate			190,451	156,423	178,875
			$517,609	$445,558	$436,444

1

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended June 26, 2020 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 27, 2020	$3,883	$(3,109)	$774
Other comprehensive income before reclassifications	1,537	—	1,537
Amounts reclassified from accumulated other comprehensive income	—	240	240
Tax effects	—	(60)	(60)
Balance at June 26, 2020	$5,420	$(2,929)	$2,491

The changes in AOCI by component, net of tax, for the three months ended June 28, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 29, 2019	$5,948	$(4,099)	$1,849
Other comprehensive loss before reclassifications	1,047	—	1,047
Amounts reclassified from accumulated other comprehensive income	—	(30)	(30)
Tax effects	—	7	7
Balance at June 28, 2019	$6,995	$(4,122)	$2,873

The changes in AOCI by component, net of tax, for the nine months ended June 26, 2020 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2019	$4,790	$(3,232)	$1,558
Other comprehensive loss before reclassifications	630	—	630
Amounts reclassified from accumulated other comprehensive income	—	404	404
Tax effects	—	(101)	(101)
Balance at June 26, 2020	$5,420	$(2,929)	$2,491

The changes in AOCI by component, net of tax, for the nine months ended June 28, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2018	$7,796	$(4,309)	$3,487
Other comprehensive loss before reclassifications	(801)	—	(801)
Amounts reclassified from accumulated other comprehensive income	—	246	246
Tax effects	—	(59)	(59)
Balance at June 28, 2019	$6,995	$(4,122)	$2,873

The reclassifications out of AOCI for the three months ended June 26, 2020 and June 28, 2019 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended
	June 26, 2020	June 28, 2019	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss (gain)	$240	$(30)	Other income and expense
Tax effects	(60)	7	Income tax expense
Total reclassifications for the period	$180	$(23)

The reclassifications out of AOCI for the nine months ended June 26, 2020 and June 28, 2019 were as follows:

	Nine months ended
	June 26, 2020	June 28, 2019	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$404	$246	Other income and expense
Tax effects	(101)	(59)	Income tax expense
Total reclassifications for the period	$303	$187

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

The Company determines if an arrangement is a lease at inception. The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. As of June 26, 2020, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 15 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the ROU assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

As of June 26, 2020, the components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations were as follows:

Index	JOHNSON OUTDOORS INC.

	Three months ended	Nine months ended
	June 26, 2020	June 26, 2020
Lease Cost
Operating lease costs	$1,792	$5,355
Short-term lease costs	478	1,435
Variable leases costs	42	129
Total lease cost	$2,312	$6,919

Included in the amounts in the table above, were rent expense to related parties of $246 and $739 for the three and nine months ended June 26, 2020, respectively.

As of June 26, 2020, the Company did not have any finance leases. There were no significant new leases entered into during the quarter ended June 26, 2020. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

Nine months ended
June 26, 2020
Operating leases:

Operating lease ROU assets	$37,669

Current operating leases liabilities	5,900
Non-current operating lease liabilities	32,474
Total operating lease liabilities	$38,374

Weighted average remaining lease term (in years)	10.50

Weighted average discount rate	2.86%

Cash paid for amounts included in the measurement of lease liabilities	$4,726

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at June 26, 2020 were as follows:

Year	Related parties included in total	Total
Remainder of 2020	$281	$2,329
2021	1,152	6,573
2022	193	3,818
2023	—	3,423
2024	—	3,425
Thereafter	—	23,353
Total undiscounted lease payments	1,626	42,921
Less: Imputed interest	(141)	(4,547)
Total net lease liability	$1,485	$38,374

As of June 26, 2020, the Company did not have any additional significant operating leases commitments that have not yet commenced.

Disclosures related to periods prior to adoption of Topic 842

Index	JOHNSON OUTDOORS INC.

Rental expense under all leases was $2,351 and $7,029 for the three and nine months ended June 28, 2019, respectively. Rent expense to related parties was $249 and $748 for the three and nine months ended June 28, 2019, respectively.

Future minimum rent commitments under non-cancelable operating leases with an initial lease term in excess of one year at June 28, 2019 were as follows:

Year	Related parties included in total	Total
Remainder of 2019	$252	$1,931
2020	1,036	7,187
2021	1,067	5,835
2022	179	3,719
2023	—	2,517
Thereafter	—	24,832
Total	$2,534	$46,021

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended June 26, 2020 and June 28, 2019. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 6, 2019, the update to such "Risk Factors" section in Part II, Item 1A in this Form 10-Q and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic beginning in late 2019 and spreading across the globe in 2020, which has affected, and may continue to affect,

Index	JOHNSON OUTDOORS INC.

market and economic conditions, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company's products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Coronavirus (COVID-19)

Due to the timing of COVID-19 outbreak, the Company's primary-selling season was interrupted resulting in a significant impact on sales volumes for the current year third fiscal quarter versus the prior year period Once stay at home restrictions were lifted later in the current year third quarter, the Company saw an increase in demand for many of its warm weather outdoor recreational products as consumers took advantage of being outdoors. Each of our Fishing, Camping and Watercraft Recreation segments experienced strong demand at the end of the current year third quarter. However, strong sales in the latter part of the third quarter were not enough to overcome the sales declines experienced at the start of the stay at home mandates instituted throughout the United States and the rest of the world.

Due to the unique aspects of this pandemic and the various government prescriptions for the general public to maintain social distancing and other behaviors to mitigate the spread of the virus, the warm weather outdoor recreation season appears to have shifted. As a result, the longer-term impacts from the COVID-19 pandemic are highly uncertain and cannot be predicted.

Nonetheless, the Company currently has no debt, has over $180,000 of cash reserves as of the June 26, 2020 quarter end and has access to $75,000 of revolver debt, through its current credit facilities if such additional funds are needed to be accessed for operations, all of which factors the Company believes will continue to help it through the COVID-19 pandemic. Moreover, the Company intends to continue to manage the impact of the COVID-19 pandemic through targeting disciplined investments for future growth.

Highlights

Net sales of $138,390 for the third quarter of fiscal 2020 decreased $37,863, or 21%, from the same period in the prior year, reflecting decreased sales volumes across all businesses, except Watercraft Recreation, mainly attributable to the COVID-19 pandemic and its disruption to the business environment in Asia-Pacific, Europe, and the United States early in the quarter.  This sales volume decrease was the primary driver of the decrease of $15,100 in operating profit over the prior year quarter.

Index	JOHNSON OUTDOORS INC.

Seasonality

The Company’s business is seasonal in nature. The third fiscal quarter traditionally falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years. See “Coronavirus (COVID-19)” above for additional information of the impact of COVID-19 on the Company’s seasonality for fiscal 2020.

	Fiscal Year
	2019		2018		2017
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	19%	9%	21%	11%	19%	1%
March	32%	43%	31%	41%	30%	45%
June	31%	43%	31%	51%	32%	54%
September	18%	5%	17%	-3%	19%	—%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net sales:
Fishing	$102,741	$128,196	$335,974	$345,222
Camping	9,665	14,728	26,028	30,077
Watercraft Recreation	15,267	13,010	26,140	27,186
Diving	10,696	20,243	41,416	55,866
Other / Eliminations	21	76	(30)	49
Total	$138,390	$176,253	$429,528	$458,400
Operating profit (loss):
Fishing	$23,273	$29,672	$71,208	$75,684
Camping	828	2,315	1,603	2,048
Watercraft Recreation	1,181	380	(2,021)	(1,628)
Diving	(2,595)	1,440	(3,202)	2,156
Other / Eliminations	(9,758)	(5,778)	(16,064)	(16,409)
Total	$12,929	$28,029	$51,524	$61,851

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended June 26, 2020 were $138,390, a decrease of $37,863, or 21%, compared to $176,253 for the three months ended June 28, 2019. As described above under “Coronavirus (COVID-19),” our comparative results between quarterly periods were heavily impacted by COVID-19 on our operations for our 2020 fiscal third quarter. Foreign currency translation had an unfavorable impact of less than 1% on current year third quarter net sales compared to the prior year's third quarter net sales.

Index	JOHNSON OUTDOORS INC.

Net sales for the three months ended June 26, 2020 for the Fishing business were $102,741, a decrease of $25,455, or 20%, from $128,196 during the third fiscal quarter of the prior year. Increased demand late in the current year quarter was not enough to overcome sales declines in April driven by COVID-19 shutdowns of our operations and those implemented by many retailers, as well as restrictions that consumers engage in essential activities only.

Net sales for the Camping business were $9,665 for the third quarter of the current fiscal year, a decrease of $5,063, or 34%, from the prior year net sales during the same period of $14,728. The impact of COVID-19 on both production and demand drove the decrease over the prior year quarter.

Net sales for the third quarter of fiscal 2020 for the Watercraft Recreation business were $15,267, an increase of $2,257, or 17%, compared to $13,010 in the prior year same period. Despite COVID-19 related shutdowns early in the fiscal 2020 third quarter, increased demand later in the quarter drove the overall increase over the prior year quarter.

Net sales for Diving, our most global business, were $10,696 for the three months ended June 26, 2020 versus $20,243 for the three months ended June 28, 2019, a decrease of $9,547, or 47%.  The decrease is largely due to the effects of COVID-19 on demand as a result of the closure of destination travel and tourism. In addition, foreign currency translation unfavorably impacted sales in this segment by approximately 1% versus the prior year quarter.

For the nine months ended June 26, 2020, consolidated net sales of $429,528 decreased $28,872 or 6%, compared to $458,400 for the nine months ended June 28, 2019. Foreign currency translation had an unfavorable impact of less than 1% on net sales of the current year period compared to the prior year period. Again, similar to the results for the fiscal third quarter as noted above, our comparative results for the year to date period were heavily impacted by COVID-19 for fiscal 2020.

Net sales for the nine months ended June 26, 2020 for the Fishing business were $335,974, a decrease of $9,248, or 3%, from $345,222 during the same period of the prior year. The impact of COVID-19 drove the overall decrease year over year.

Net sales for the Camping business were $26,028 for the nine months ended June 26, 2020, a decrease of $4,049, or 13%, from the prior year net sales during the same period of $30,077. The impact of COVID-19 drove the decrease over the prior year.

Net sales for the nine months ended June 26, 2020 for the Watercraft Recreation business were $26,140, a decrease of $1,046, or 4%, compared to $27,186 in the prior year same period. The segment's strong third fiscal quarter was not enough to overcome the sales declines in the first two fiscal quarters versus the prior year.

Diving net sales were $41,416 for the nine months ended June 26, 2020 versus $55,866 for the nine months ended June 28, 2019, a decrease of $14,450, or 26%. As explained earlier, the decrease is largely due to the impact of COVID-19 and the disruptions it caused on our operations during the current year to date period, as well as disruptions to global travel. In addition, foreign currency translation unfavorably impacted sales in this segment in the current year to date period by approximately 1% versus the prior year period.

Cost of Sales

Cost of sales for the three months ended June 26, 2020 was $75,828 compared to $96,528 for the three months ended June 28, 2019.  The decrease year over year was driven primarily by lower sales volume in the current year quarter over the prior year quarter.

For the nine months ended June 26, 2020, cost of sales was $238,222 compared to $255,227 in the same period of the prior year. The decrease year over year was primarily due to lower sales volume in the current year versus the prior year. Section 301 tariffs on the import of certain components and other supplies from China did not materially impact the comparability of results between the year to date periods, as they were generally consistent with those incurred in the prior year first nine months.

Gross Profit Margin

For the three months ended June 26, 2020, gross profit as a percentage of net sales was 45.2% which was flat compared to 45.2% in the three month period ended June 28, 2019. Reduced efficiencies related to COVID-19 shutdowns were offset by improved product mix and pricing between quarters.

Index	JOHNSON OUTDOORS INC.

For the nine months ended June 26, 2020, gross profit as a percentage of net sales was relatively flat at 44.5% compared to 44.3% in the prior nine month period. Similar to the quarterly comparison, reduced efficiencies related to COVID-19 shutdowns were offset by improved product mix and pricing. The Company anticipates an aggregate negative impact of Section 301 tariffs on China sourced goods, net of mitigation actions, on the Company's full fiscal 2020 gross profit of approximately $3 to $4 million, compared to approximately $3 million during the full previous fiscal year.

Operating Expenses

Operating expenses were $49,633 for the three months ended June 26, 2020 compared to $51,696 for the three months ended June 28, 2019.  The decrease of $2,063 was primarily due to the impact of lower sales and sales volume driven expenses which were offset in part by higher employee compensation costs including deferred compensation expense. Favorable market conditions on the Company's deferred compensation plan assets resulted in approximately $2,100 of higher deferred compensation expense in the current year quarter as compared to the prior year quarter, which was entirely offset by a gain in Other (Income) Expense, net related to marking these deferred compensation plan assets to market.

Operating expenses were $139,782 for the nine months ended June 26, 2020 compared to $141,322 for the nine months ended June 28, 2019. The decrease was primarily due to decreased sales and sales volume related expenses year over year. On a year to date basis, deferred compensation expense was consistent with the prior year nine month period.

Operating Profit

Operating profit on a consolidated basis for the three month period ended June 26, 2020 was $12,929 compared to an operating profit of $28,029 in the third quarter of the prior fiscal year.   Lower sales volumes due to COVID-19 and the other factors discussed above were the primary drivers of the decline.

Operating profit on a consolidated basis for the nine months ended June 26, 2020 was $51,524 compared to an operating profit of $61,851 in the prior year to date period. The decrease year over year was driven primarily by lower sales volumes due to COVID-19.

Interest

For the three months ended June 26, 2020, interest expense was $35 compared to $64 in the three months ended June 28, 2019. Interest expense was $105 for the nine months ended June 26, 2020 compared to $137 for the nine months ended June 28, 2019.

Interest income for the three month periods ended June 26, 2020 and June 28, 2019 was $170 and $434, respectively. For the nine months ended June 26, 2020, interest income was $1,309, compared to $1,291 for the nine months ended June 28, 2019. The increase in interest income year over year was mainly driven by the increase in interest earnings on increased balances of interest bearing cash in fiscal 2020 versus the corresponding periods of fiscal 2019.

Other (Income) Expense, net

Other income was $2,493 for the three months ended June 26, 2020 compared to $493 in the prior year period.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $2,791 in the three month period ended June 26, 2020 compared to $710 in the three month period ended June 28, 2019. This $2,081 increase year over year in the investment value of these assets was offset by the deferred compensation expense included in the Company's Operating expenses during the same periods. For the three months ended June 26, 2020, foreign currency exchange gains were $74 compared to losses of $194 for the three months ended June 28, 2019.

For the nine months ended June 26, 2020, other expense was $205 compared to other income of $238 in the nine months ended June 28, 2019. Net investment gains and earnings on the assets related to the Company's non-qualified deferred compensation plan were $648 in the nine month period ended June 26, 2020, compared to $635 in the nine month period ended June 28, 2019. Foreign currency losses were $224 for the nine months ended June 26, 2020, compared to $18 in the nine months ended June 28, 2019.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and nine month periods ended June 26, 2020 were 17.3% and 24.4%, respectively, compared to 23.6% and 24.9% in the corresponding periods of the prior year. The key factor impacting the

Index	JOHNSON OUTDOORS INC.

effective tax rate for the three and nine months ended June 26, 2020 was a decrease in reserves for unrecognized tax benefits from the expiration of statutes of limitations.

Net Income

Net income for the three months ended June 26, 2020 was $12,869, or $1.27 per diluted common class A and B share, compared to net income of $22,066, or $2.19 per diluted common class A and B share, for the third quarter of the prior fiscal year.

Net income for the nine months ended June 26, 2020 was $39,686, or $3.93 per diluted common class A and B share, compared to net income of $47,510, or $4.72 per diluted common class A and B share, for the nine months ended June 28, 2019.

Liquidity and Financial Condition

Cash and cash equivalents totaled $181,445 as of June 26, 2020, compared to cash and cash equivalents of $148,968 as of June 28, 2019.  The increase in cash year over year was due primarily to operating profits earned since the end of the prior year to date period. The Company’s debt to total capitalization ratio was 0% as of June 26, 2020 and June 28, 2019.  The Company’s total debt balance was $0 as of each of June 26, 2020 and June 28, 2019.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $82,577 as of June 26, 2020, a decrease of $283 compared to $82,860 as of June 28, 2019.  Inventories were $94,218 as of June 26, 2020, a decrease of $1,615, compared to $95,833 as of June 28, 2019. Accounts payable were $31,026 at June 26, 2020 compared to $37,190 as of June 28, 2019.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended
(thousands)	June 26, 2020	June 28, 2019
Cash provided by (used for):
Operating activities	$25,560	$15,620
Investing activities	(11,340)	16,743
Financing activities	(5,412)	(4,794)
Effect of foreign currency rate changes on cash	255	(478)
Increase in cash and cash equivalents	$9,063	$27,091

Operating Activities

Cash provided by operations totaled $25,560 for the nine months ended June 26, 2020 compared to $15,620 during the corresponding period of the prior fiscal year.  The increase in cash provided by operations over the prior year nine month period was due primarily to changes in working capital between periods, partially offset by lower net income. Depreciation and amortization charges were $11,489 for the nine month period ended June 26, 2020 compared to $10,377 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $11,340 for the nine months ended June 26, 2020 compared to cash provided by investing activities of $16,743 for the corresponding period of the prior fiscal year.  Cash provided by investing activities in the prior year period reflected proceeds from the sale of short-term investments in that period. No such sales occurred in the current year nine month period. Cash usage for capital expenditures totaled $11,350 for the current year nine month period and $12,031 for the prior year period.  Any additional capital expenditures in fiscal 2020 are expected to be funded by working capital.

Financing Activities

Index	JOHNSON OUTDOORS INC.

Cash used for financing activities totaled $5,412 for the nine months ended June 26, 2020 compared to $4,794 for the nine month period ended June 28, 2019 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either quarter ended June 26, 2020 and June 28, 2019. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of June 26, 2020 the Company held approximately $37,005 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at June 26, 2020.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$42,921	$2,329	$10,391	$6,848	$23,353
Open purchase orders	70,332	70,332	—	—	—
Contractually obligated interest payments	267	28	225	14	—
Total contractual obligations	$113,520	$72,689	$10,616	$6,862	$23,353

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $181 and $279 as of June 26, 2020 and June 28, 2019, respectively.

The Company anticipates making contributions of $40 to its defined benefit pension plans during the remainder of fiscal 2020.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates.” There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended June 26, 2020.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Except as noted below with respect to the COVID-19 outbreak, the Company’s exposure to market risk is limited to fluctuations in raw material commodity prices, interest rate fluctuations on borrowings under our unsecured credit facilities and

Index	JOHNSON OUTDOORS INC.

foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

Coronavirus outbreak

As disclosed in our prior Form 10-Q filing, in December 2019, a new strain of coronavirus ("COVID-19"), began to spread globally, leaving no region or part of the world unaffected by the pandemic it has created. Governments and health authorities have been taking, and continue to take, measures to prevent the spread of this virus, but it is presently unknown to what extent they will be successful or the potential timing of these measures and their outcome and impact on the Company's business. If COVID-19 is not contained, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company, the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if its employees were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could be adversely impacted. The financial impact of coronavirus on the Company will depend on future developments and cannot be reasonably predicted or estimated at this time, but could materially and adversely affect its results for an unknown but possibly extended period. See the section "Risk Factors" below identified in Part II, Item 1A in this Form 10-Q for more information.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 11% of the Company’s revenues for the nine month period ended June 26, 2020 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 5% in Canadian dollars and approximately 1% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 26, 2020 and June 28, 2019, the Company held no foreign currency forward contracts.

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

Index	JOHNSON OUTDOORS INC.

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

Item 1A. Risk Factors

The following risk factor is in addition to the risk factors previously disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on December 6, 2019 and reflects certain updates and changes to the additional risk factor disclosed in our Form 10-Q report filed with the Securities and Exchange Commission on May 5, 2020. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K as filed with the Securities and Exchange Commission on December 6, 2019.

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could continue to have a material adverse effect on our operations and business.

Index	JOHNSON OUTDOORS INC.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease (COVID-19). Outbreaks such as these have resulted, and can continue to result, in governments around the world implementing increasingly stringent measures to help control the spread, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. These actions with respect to the COVID-19 outbreak have negatively impacted, and continue to have negative impacts on, our operations, supply chain, transportation networks, customers and employees. The COVID-19 outbreak has adversely affected, and any continuing economic downturn as a result of this pandemic could continue to adversely affect, demand for our products, and negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers. It may also impact the buying patterns and demand for our products (either positively or negatively) by our customers.

During the latter part of our third fiscal quarter, we saw some favorable impact of COVID-19 on our results due to increased participation in fishing, camping and watercraft recreation and related demand for our products. However, it is not certain these favorable impacts will continue or recur in the future. Additionally, we face the potential for supply chain disruptions and logistics constraints. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. The current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

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
Signatures Dated: July 31, 2020
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.