Form 10-K
period 2020-10-02
JOHNSON OUTDOORS INC
filed 2020-12-11
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐ No  ☒

As of November 27, 2020, 8,873,235 shares of Class A and 1,211,564 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $444,000,000 on March 27, 2020 (the last business day of the registrant’s most recently completed fiscal second quarter) based on approximately 5,154,000 shares of Class A common stock held by non-affiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $86.18 per share, the closing price of the Class A common stock as reported on the NASDAQ Global Select MarketSM on March 27, 2020 (the last trading day of the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family, as defined herein) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from political instability (and its impact on the economies in jurisdictions where the Company has operations), changes in US trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic beginning in late 2019 and spreading across the globe in 2020, which has affected, and may continue to affect, market and economic conditions, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company's customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company's products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Fishing brands and related accessories are sold across the globe, with the majority of sales coming from North America through large outdoor specialty retailers, such as Bass Pro Shops and Cabela’s; large retail store chains; distributors that service independent marine, sporting goods and internet dealers; and original equipment manufacturers (OEM) of boat brands such as Tracker, Skeeter and Ranger.  The Company also sells direct to consumers via its Minn Kota, Humminbird and Cannon websites. Markets outside of North America are accessed through a network of international distributors.

Fishing has achieved market share gains by focusing on innovative technology, quality products and effective marketing.  Such consumer marketing and promotion activities include: the Minn Kota, Humminbird and Cannon brand websites; social media networks; product placements on fishing-related television shows; print advertising and editorial coverage in outdoor, general interest and sport magazines; professional angler and tournament sponsorships; and packaging and point-of-purchase materials and offers to increase consumer appeal and sales.

Camping

The Company’s Camping segment key brands are:  Eureka! consumer, commercial and military tents and accessories, camping furniture and stoves and other recreational camping products; and Jetboil portable outdoor cooking systems.

Eureka! consumer tents, camping furniture, camping stoves and other recreational camping products are mid- to high-price range products sold in the U.S. and Canada, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers and direct to consumer via the Eureka! brand website. The Company’s consumer camping products are produced by third party manufacturing sources in Asia.  Marketing of brands is focused on building brand awareness and leadership in product features and innovation, primarily through digital marketing and social media.

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

Jetboil portable outdoor cooking systems, single burner and two burner stoves, and accessories are sold in the U.S. and Canada through independent sales representatives, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers, and direct to consumer via the Jetboil brand website.  Marketing of Jetboil systems is focused on building brand awareness and leadership in product features and innovation, primarily through digital marketing and social media. Jetboil products are designed at the Company’s operating location in Manchester, New Hampshire and manufactured by third party sources in Asia.  Markets outside of North America are accessed through a network of international distributors.

Watercraft Recreation

The Company’s Watercraft Recreation segment designs and markets canoes and kayaks under the Ocean Kayaks and Old Town brand names for family recreation, touring, angling and tripping. These brands are manufactured at the Company’s facility in Old Town, Maine.

The Company uses a rotational molding process for manufacturing mid- to high-end polyethylene kayaks and canoes and uses a thermoform molding process in the manufacturing of lower priced models at its facility in Old Town, Maine. Watercraft Recreation accessory brands, including Carlisle branded paddles, are produced primarily by third party sources located in North America and Asia. The company's personal flotation devices are manufactured by third party sources located in Asia and are sold primarily under the Old Town brand.

The Company’s kayaks, canoes and accessories are sold through multiple channels primarily in the U.S. and Canada with an emphasis on independent specialty dealers and outdoor specialty chain retailers. The Company also sells products direct to consumers via the Old Town and Ocean Kayak websites, and through Amazon and other internet retailer sites.  The Company has a network of distributors who sell Company products outside of North America.

The Company’s Watercraft Recreation business competes in the mid- to high-end of the product category by introducing product innovations, creating quality products and by focusing on the product-specific needs of each marketing channel. Marketing of brands is focused on building brand awareness and leadership in product features and innovation, primarily through digital marketing and social media.

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

Fishing:  Minn Kota’s competitors in the electric trolling motors business are Motor Guide®, owned by Brunswick Corporation, Garmin™ and Lowrance™. Competition in this business is focused on technological innovation, product quality and durability as well as product benefits and features for fishing.

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

Backlog

Unfilled orders for future delivery of products varies as a result of numerous factors impacting the Company (including those described in the section titled “Risk Factors” below) and because of the non-binding nature of such orders, the Company does not believe that backlog information is material to the understanding of its business.

Employees

At October 2, 2020, the Company had approximately 1,200 regular, full-time employees.  The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

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

Seasonality

The Company’s products are primarily warm-weather, outdoor recreation-related, which results in seasonal variations in sales and profitability for the Company. This seasonal variability is due to customers’ increasing their inventories in the quarters ending March and June, the primary selling season for the Company’s outdoor recreation products, with lower inventory volumes during the quarters ending September and December. The Company mitigates the seasonality of its businesses somewhat by encouraging customers to purchase and take delivery of products more evenly through the year.  The following table shows, for the past three fiscal years, the total consolidated net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year. See “Coronavirus (COVID-19)” in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information of the impact of COVID-19 on the Company’s seasonality for fiscal 2020.

	Fiscal Year
	2020		2019		2018
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	22%	10%	19%	9%	21%	11%
March	27%	45%	32%	43%	31%	41%
June	23%	17%	31%	43%	31%	51%
September	28%	28%	18%	5%	17%	(3)%
	100%	100%	100%	100%	100%	100%

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

Operational Risk Factors

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

We have, as part of our strategy, historically pursued strategic acquisitions.  The pursuit of future growth through acquisitions involves significant risks that could have a material adverse effect on our business.  Risks associated with integrating strategic acquisitions include, but are not limited to:

•unanticipated costs relating to the integration of acquired businesses may increase our expenses and reduce our profitability;
•difficulties in achieving planned cost savings and synergies may increase our expenses;
•unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition; and/or
•breaches of the representations or warranties or other violations of the contractual obligations required by the acquisition agreement of other parties to the acquisition transaction and any contractual remedies related thereto may not adequately protect or compensate us.

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

Historically, we have relied upon our existing credit facilities to provide us with adequate working capital to operate our business.  To the extent we again become more dependent upon our credit facilities to fund our operations, if our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities.  We can make no assurance that we will be successful in ensuring our availability of amounts under our credit facilities when they are needed or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements.  In the event we do not have available cash balances on hand for funding future operations, and if we are not able to maintain our borrowing availability under our credit facilities at that time and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.

Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.

Our credit facilities and certain other of our debt instruments include limitations on a number of our activities in the event of a default, and in some cases regardless of whether a default has occurred, including our ability to:

•incur additional debt;
•create liens on our assets or make guarantees;
•make certain investments or loans; or
•dispose of or sell assets, make acquisitions above certain amounts or enter into a merger or similar transaction.

Although in recent periods we have not had to borrow funds under our credit facilities, we still are required to comply with certain restrictive covenants in our credit facilities, any of which may limit our ability to engage in acts that may be in our best long term interests.  Additionally, a breach of any of the restrictive covenants in our credit facilities could result in a default under these facilities.  If a default occurs while we have borrowing amounts outstanding, the lenders under our credit facilities may elect to declare all outstanding borrowings, together with accrued interest, to be immediately due and payable, to terminate any commitments they have to provide further borrowings and to exercise any other rights they have under the facilities or applicable law.

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

Regulatory Risk Factors

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Changes in U.S. domestic and global tariff frameworks over the last two years have increased our costs of producing goods and resulted in additional risks to our supply chain. More tariff changes are also possible. We have developed strategies to mitigate, in part, previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate the impact of tariff increases in substantial part on our financial and operating results. Further, uncertainties about future tariff changes could result in mitigation actions undertaken by us that could prove to be detrimental to our business and our relationships with our customers and suppliers.

U.S. tariffs on Chinese goods and components impacted fiscal 2020 operating profit by approximately $3.5 million, and if left in place and at current expected rates, are estimated to negatively impact our fiscal 2021 operating profit by approximately $7 million, which impact takes into account the potential benefits of mitigation efforts we have taken to date or expect to take over the course of fiscal 2021, including any applicable exclusions the Company may be able to benefit from on an ongoing basis. The scope of the tariffs and the rates at which they are implemented may continue to fluctuate and change in an unpredictable manner that further complicates our ability to implement mitigation actions.

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

A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data (including with respect to the European Union's General Data Protection Regulation and U.S. state laws such as the California Consumer Privacy Act). These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. The evolving data protection regulatory environment may require significant management attention and financial resources to analyze and modify our information technology infrastructure to meet these changing requirements all of which could reduce our operating margins and impact our operating results and financial condition.

Market and Economic Risk Factors

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could continue to have a material adverse effect on our operations and business.

Our operations are exposed to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease (COVID-19). Outbreaks such as these have resulted, and can continue to result, in governments around the world implementing stringent or restrictive measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. Depending on the timing of these actions, and the scope of the economic activity they impact, we may experience negative impacts on our operations, supply chain, transportation networks, customers and employees. Further, the COVID-19 pandemic (or any worsening thereof) and resulting public health measures may result in an economic downturn that adversely affects demand for our products, and negatively impacts our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers. The pandemic (or the continuing worsening of it) may also impact the buying patterns and demand for our products (either positively or negatively) by our customers including by generally limiting or discouraging various leisure and travel activities that may adversely impact consumer use of certain of our products.

However, as the Company previously disclosed in its public filings with the Securities and Exchange Commission, during the latter half of fiscal 2020, we saw favorable impact of COVID-19 on our results due to increased participation in fishing, camping and watercraft recreation and related demand for our products, largely driven by consumer desire to engage in socially distant and safe activities in the great outdoors. It is not certain any previously experienced favorable impacts will continue or will recur in the future, especially as the pandemic alters buying patterns and demand for outdoor recreation products. Additionally, even where demand may be strong, we face the potential for supply chain constraints and disruptions given the overall increased stress on global supply chains and the need to operate with appropriate safety measures in operating environments. The extent to which COVID-19 may adversely or favorably impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects, including government actions to stimulate the economy and prevent further downturns. The current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Competition, consolidation and financial distress in our markets could reduce our net sales, profitability and cash flows.

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Navico, Garmin, Confluence Outdoor and Aqua Lung, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, due to limited barriers to entry in some of the product industries we engage in, we may face competition from new participants in our markets or from existing participants developing and introducing new products into our market segments. Two of our existing competitors in the on-boat electronics category entered the electric trolling motor category during 2020 competing with products that we sell in that category. Further, we experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. Consolidation of our retail markets could result in fewer but larger retail customers, which may further result in lower selling prices or reduced sales volumes of our products or greater competition for shelf space in these retail markets. Further, financial distress or bankruptcies in our retail markets could negatively impact our operating results and cash flows.  If we cannot compete in our product markets successfully in the future, our net sales, profitability and cash flows will likely decline.

General economic conditions affect the Company’s results.

Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products.  Moreover, our businesses are cyclical and seasonal in nature, and their success is impacted by general economic conditions and specific economic conditions affecting the regions and markets we serve, the overall level of consumer confidence in the economy and discretionary income levels.  Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income can reduce our sales and adversely affect our financial results.  Moreover, declining economic conditions create the potential for future impairments of goodwill and other intangible and long-lived assets that may negatively impact our financial condition and results of operations.  Various uncertainties tied to economic conditions, including significant adverse changes in business climate, adverse actions by regulators, unanticipated competition, loss of key customers, a downturn in the economy or in discretionary income levels or changes in consumer preferences could impact the expected cash flows to be generated by an asset or group of assets, and may result in an impairment of those assets. The impact of weak consumer credit markets, corporate restructurings, layoffs, prolonged high unemployment rates, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

A limited number of our shareholders can exert significant influence over the Company.

As of October 2, 2020, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 75% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 96% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ or another stock exchange. We believe there are approximately 5,154,000 shares of our Class A common stock held by non-affiliates as of October 2, 2020.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•the timing of our announcements or those of our competitors concerning significant product developments, acquisitions or financial performance;
•fluctuation in our quarterly operating results;
•substantial sales of our common stock;
•general stock market conditions; or
•other economic or external factors.

You may be unable to sell your stock at or above your purchase price.

Sources of and fluctuations in market prices of raw materials can affect our operating results.

The primary raw materials we use in manufacturing our products are metals, resins, electronic components, and packaging materials. These materials are generally available from a number of suppliers, but we have chosen to concentrate our sourcing with a limited number of vendors for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our financial results.

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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 12% of our revenues for the year ended October 2, 2020 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros and approximately 5% were denominated in Canadian dollars with the remaining 2% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:

•economic and political instability;
•restrictive actions by foreign governments, including with respect to tariffs or trade policies;
•opportunity costs and reputational damage related to the presence of counterfeit versions of the Company’s products in such foreign markets;
•greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
•changes in tariffs, import duties or import or export restrictions;
•timely shipping of product and unloading of product, including the timely rail/truck delivery to our warehouses and/or a customer’s warehouse of our products;
•complications in complying with the laws and policies of the United States affecting the importation of goods, including tariffs, duties, quotas and taxes;
•required compliance with U.S. laws that impact the Company’s operations in foreign jurisdictions that do not impact local operating companies; and
•complications in complying with trade and foreign tax laws.

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

General Risk Factors

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

Our success is in part affected by adverse weather conditions, including fires, floods, tornadoes, severe cold and other natural disasters. Such events have the tendency to create fluctuations in demand for our products which may increase our expenses and reduce our profitability.  Moreover, our profitability is affected by our ability to successfully manage our inventory levels and demand for our products, which, in part depends upon the efficient operation of our production and delivery systems. These systems are vulnerable to damage or interruption from the aforementioned natural disasters.  Such natural disasters could adversely impact our ability to meet delivery requirements of our customers, which may result in our need to incur extra costs to expedite production and delivery of product to meet customer demand. Any of these events could negatively impact our profitability.

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

As of October 2, 2020, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

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
Manchester, New Hampshire (Camping)
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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information with respect to this item is included in Notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global Select MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of October 2, 2020, the Company had 450 holders of record of its Class A common stock and 22 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended October 2, 2020, September 27, 2019 and September 28, 2018 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Stock prices:
High	$78.17	$93.00	$75.21	$78.84	$71.36	$74.48	$88.41	$86.70	$86.66	$95.54	$76.21	$105.16
Low	57.53	58.05	59.92	51.29	58.74	60.16	57.46	69.81	61.82	80.27	54.47	78.92

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

Quarterly dividends declared in the first three quarters of fiscal 2020 were $0.17 per share of Class A common stock, and $0.21 per share for the fourth fiscal quarter of 2020. Quarterly dividends declared per share of Class B common stock were $0.15 for the first three quarters of fiscal 2020, and $0.19 per share for the fourth fiscal quarter of 2020.  Total dividends declared in fiscal 2020 were $7,179.  Cash dividends paid in fiscal 2020 totaled $6,773 and dividends payable of $2,095 were included in current liabilities at October 2, 2020.

While the Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock, they review the Company’s dividend quarterly and may elect to increase, decrease or not pay a dividend at any time. The Company’s ability to pay dividends could be affected by future business performance (including as a result of the continued impact of COVID-19 on our operations and cash flows), liquidity, capital needs, alternative investment opportunities and compliance with debt covenants in its loan agreements.

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since October 2, 2015 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company’s peer group consists of Clarus Corporation, Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Marine Products Corporation, Malibu Boats Inc. and Nautilus, Inc.  The graph assumes

$100 was invested on October 2, 2015 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group index.

* $100 invested on October 2, 2015 in stock or index, including reinvestment of dividends.
Indices calculated on a mid-month basis.

	10/2/2015	9/30/2016	9/29/2017	9/28/2018	9/27/2019	10/2/2020
Johnson Outdoors Inc.	$100.0	$171.0	$347.8	$444.1	$282.2	$418.8
NASDAQ Composite	100.0	114.2	141.3	176.9	176.5	248.6
Russell 2000 Index	100.0	114.1	137.7	158.7	144.3	148.2
Peer Group	100.0	126.1	149.1	198.5	202.5	242.3

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in or referred to elsewhere in this report.  The operating results for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 and the balance sheet data as of October 2, 2020 and September 27, 2019, are derived from the Company’s audited consolidated financial statements included elsewhere herein.  The operating results for the years ended September 29, 2017 and September 30, 2016, and the balance sheet data as of September 28, 2018, September 29, 2017 and September 30, 2016 are derived from the Company’s audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of results to be expected for future periods.

(thousands, except per share data)	October 2 2020	September 27 2019	September 28 2018	September 29 2017	September 30 2016
OPERATING RESULTS
Net sales	$594,209	$562,419	$544,268	$490,565	$433,727
Gross profit	264,993	249,756	241,860	210,940	176,462
Impairment losses	—	—	—	—	6,197
Operating expenses	193,923	185,982	178,839	165,349	147,371
Operating profit	71,070	63,774	63,021	45,591	22,894
Interest expense	143	172	203	757	727
Other (income) expense, net	(2,775)	(2,905)	(5,288)	(3,376)	(1,488)
Income before income taxes	73,702	66,507	68,106	48,210	23,655
Income tax expense	18,469	15,094	27,437	13,053	10,154
Net income	$55,233	$51,413	$40,669	$35,157	$13,501
Weighted average common shares - Dilutive	10,064	10,021	9,996	9,920	9,855
Net income per common share - Diluted:
Class A	$5.47	$5.11	$4.05	$3.51	$1.34
Class B	5.47	5.11	4.05	3.51	1.34
Dividends declared, per common share:
Class A	$0.72	$0.59	$0.48	$0.37	$0.32
Class B	0.65	0.54	0.44	0.34	0.29

(thousands, except per share data)	October 2 2020	September 27 2019	September 28 2018	September 29 2017	September 30 2016
BALANCE SHEET DATA
Current assets	$388,538	$322,528	$285,694	$240,849	$201,968
Total assets	546,026	436,444	395,936	353,659	310,279
Current liabilities	105,607	87,866	92,784	84,077	67,654
Long-term debt, less current maturities	—	—	—	—	7,008
Total debt	—	—	—	—	7,389
Shareholders' equity	378,100	324,534	279,197	243,004	207,496

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

Coronavirus (COVID-19)

Due to the timing of the COVID-19 outbreak, the Company's primary-selling season during fiscal 2020 was interrupted resulting in a significant shift in sales volumes during the 2020 fiscal year toward the latter half of that fiscal year versus the prior year period where our heaviest sales volumes occurred during our second and third fiscal quarters. As stay at home restrictions were lifted, the Company saw an increase in demand for many of its warm weather outdoor recreational products later during fiscal 2020 as consumers took advantage of being outdoors. As a result, each of our Fishing, Camping and Watercraft Recreation segments experienced strong demand in the latter half of the current fiscal year.

Due to the unique aspects of this pandemic and the various government prescriptions for the general public to maintain social distancing and avoid activities involving large crowds or being in confined spaces with others to mitigate the spread of the virus, the warm weather outdoor recreation industry benefited from increased participation in outdoor recreation activities. While it is difficult to know the longer-term impacts from the COVID-19 pandemic on demand for the Company's products, as a Company with product offerings in several segments that allow consumers to engage in socially distant and relatively pandemic-safe activities outdoors, the Company intends to leverage the current situation with disciplined investments for future, long-term growth in spite of the ongoing COVID-19 pandemic.

Highlights

The Company's fiscal year ended October 2, 2020 comprised 53 weeks, whereas fiscal 2019 and 2018 each comprised 52 weeks. The additional week in fiscal 2020 increased net sales by less than 2% over the prior year. The Company’s fiscal 2020 revenues increased by 6% over the prior year, driven primarily by strong performance in the Fishing, Camping and Watercraft Recreation segments where the Company saw strong demand for its outdoor recreation products as a result of consumers recreating outdoors in light of COVID-19. Operating profit in 2020 increased $7,296, or 11%, over 2019.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2020	2019	2018
Net sales	$594,209	$562,419	$544,268
Gross profit	264,993	249,756	241,860
Operating expenses	193,923	185,982	178,839
Operating profit	71,070	63,774	63,021
Interest expense	143	172	203
Other income, net	(2,775)	(796)	(4,122)
Income tax expense	18,469	15,094	27,437
Net income	55,233	51,413	40,669

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2020	2019	2018
Net sales:
Fishing	$449,878	$412,121	$391,110
Camping	41,592	40,379	37,770
Watercraft Recreation	41,857	33,498	36,280
Diving	60,873	76,306	78,932
Other / Eliminations	9	115	176
	$594,209	$562,419	$544,268

	2020	2019	2018
Operating profit (loss):
Fishing	$95,884	$84,092	$83,696
Camping	4,406	2,896	1,867
Watercraft Recreation	(329)	(2,822)	(1,555)
Diving	(2,576)	3,043	2,766
Other / Eliminations	(26,315)	(23,435)	(23,753)
	$71,070	$63,774	$63,021

See Note 13 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2020 vs. Fiscal 2019

Net Sales

Net sales in 2020 increased by 6% to $594,209 compared to $562,419 in 2019. The additional week in the fiscal year drove an increase in net sales of approximately 1.5% over the prior year. Foreign currency exchange had a $651 unfavorable impact, less than 1%, on the current year’s sales versus the prior year.

Net sales for the Fishing business increased by $37,757, or 9% during 2020 from 2019.  Increased demand late in the fiscal year was more than enough to overcome the impact of COVID-19 related restrictions and shutdowns earlier in the fiscal year, resulting in the increase in the current year over the prior year.

Camping net sales increased $1,213, or 3%, in 2020 from 2019.  Increased sales of consumer tents and Jetboil products as a result of increased participation in outdoor recreation activities were more than enough to overcome declines in military tent sales year over year.

Net sales in the Watercraft Recreation business increased $8,359, or 25%. Despite COVID-19 related shutdowns earlier in the year, increased demand later in the year drove the overall increase over the prior year. See "Coronavirus (COVID-19)" above for more information regarding the impact the COVID-19 pandemic had on our fiscal 2020 sales.

Diving net sales decreased $15,433, or 20%, year over year. The decrease is largely due to the effects of COVID-19 on demand globally due to restrictions in destination travel and tourism. In addition, foreign currency translation negatively impacted sales by approximately 1% in 2020 versus the prior year period.

Cost of Sales

Cost of sales was $329,216, or 55.4% of net sales, on a consolidated basis for fiscal 2020 compared to $312,663, or 55.6% of net sales, in the prior year.  Higher sales volumes between years were the primary driver of the increase in the cost of sales between periods. Additionally, the impact of approximately $2,000 of additional tariffs during fiscal 2020, which have increased our cost of sales, on Chinese goods and components over the prior year was offset by favorable product mix and pricing between fiscal years.

Gross Profit

Gross profit of $264,993 was 44.6% of net sales on a consolidated basis for the year ended October 2, 2020 compared to $249,756, or 44.4% of net sales in the prior year.

Gross profit in the Fishing business increased by $18,625 from the prior year due primarily to the 9% increase in net sales year over year. The recovery of overpayments of excise taxes during fiscal 2020 more than offset approximately $1,000 of new tariff costs on Chinese sourced goods and components incurred during fiscal 2020.

Camping gross profit increased by $1,321 from 2019 due primarily to increased sales volumes and a favorable mix of products sold in the current year as compared to the prior year.

Gross profit in the Watercraft Recreation segment increased by $3,840 from 2019 due primarily to increased sales volumes in 2020 versus the prior year and the resulting improvement in absorption of overhead costs.

The $8,467 decrease in gross profit in the Diving segment was due primarily to decreased sales volumes during fiscal 2020 as compared to the prior year.

Operating Expenses

Operating expenses increased from the prior year by $7,941.  The increase was driven primarily by higher sales volume related costs incurred in fiscal 2020 as compared to the prior fiscal year. Additionally, increased headcount and people costs further increased expenses year over year.

Operating expenses for the Fishing segment increased by $6,832 from fiscal 2019 levels.  The increase was due primarily to higher sales volume related expenses between years and increased headcount related expenses incurred in fiscal 2020.

Camping operating expenses decreased by $189 from the prior year due primarily to efforts to reduce spending in light of COVID-19 uncertainties during the current year, primarily as it related to travel, entertainment and advertising expenses.

In the Watercraft Recreation segment, operating expenses increased $1,347 from their levels in fiscal 2019 due primarily to increased sales volume related expenses in 2020.

Operating expenses for the Diving business decreased by $2,848 year over year due primarily to lower sales volume related expenses, as well as lower headcount related expenses between periods.

The Company's 2020 general corporate expenses of $26,490 increased $2,799 from $23,961 in 2019. The year over year increase primarily reflects $1,800 of higher deferred compensation expenses, as well as higher health insurance costs offset in part by decreased investment in marketing support over the prior year.

Operating Results

The Company’s operating profit was $71,070 in fiscal 2020 compared to an operating profit of $63,774 in fiscal 2019.  Fishing operating profit increased by $11,792 to $95,884 from $84,092 in the prior year due primarily to higher sales volumes between years.  The operating profit for Camping was $4,406 compared to $2,896 in 2019 which increase was also primarily a result of higher sales volumes between periods.  The operating loss for the Watercraft Recreation business was $329 in fiscal 2020 compared to a loss of $2,822 in fiscal 2019 due to the factors noted above on changes in sales volumes and operating expenses.  Operating profit for the Diving business decreased by $5,619 in fiscal 2020 from fiscal 2019, due to the impact of COVID-19 and demand for our Diving products and the other factors discussed above.

Other Income and Expenses

Interest expense of $143 declined slightly from the prior year expense of $172. Interest income of $1,413 decreased from prior year interest income of $2,109 due to declining interest rates in 2020.  Net other income of $1,362 in fiscal 2020 increased from net other income of $796 in fiscal 2019.  The current year net other income included currency losses of $269 and market gains and dividends of $2,454 on deferred compensation plan assets. In the prior year, net other income included $645 of currency gains and $610 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other income, net” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $73,702 in fiscal 2020 compared to $66,507 in fiscal 2019. The Company recorded income tax expense of $18,469 in 2020, which equated to an effective tax rate of 25.1%, compared to $15,094 in 2019, which equated to an effective tax rate of 22.7%.

Net Income

The Company recognized net income of $55,233, or $5.47 per diluted common share, in fiscal 2020 compared to $51,413, or $5.11 per diluted common share, in fiscal 2019 based on the factors discussed above.

Fiscal 2019 vs. Fiscal 2018

Net Sales

Net sales in 2019 increased by 3% to $562,419 compared to $544,268 in 2018.  Foreign currency exchange had a $3,170 unfavorable impact, less than 1%, on the 2019 fiscal year’s sales versus the prior year.

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

Net sales in the Watercraft Recreation business decreased $2,782, or 8%, between years due to a weakened paddling market and lost distribution related to retail consolidations.

Diving net sales decreased $2,626, or 3%, year over year. Growth in the US market was more than offset by declines in the Asia market and foreign currency translation, which negatively impacted sales by 3% in 2019 versus the prior year period.

Cost of Sales

Cost of sales was $312,663, or 55.6% of net sales, on a consolidated basis for fiscal 2019 compared to $302,408, or 55.6% of net sales, in the prior year.  Higher sales volumes between years were the primary driver of the increase in the cost of sales. Additionally, the impact of approximately $2,900 of additional tariffs during 2019, which increased our cost of sales, on Chinese goods and components over the prior year was offset by favorable product mix and pricing between fiscal years.

Gross Profit

Gross profit of $249,756 was 44.4% of net sales on a consolidated basis for the year ended September 27, 2019 compared to $241,860, or 44.4% of net sales in the prior year.

Gross profit in the Fishing business increased by $7,896 in 2019 from the prior year due primarily to the 5% increase in net sales year over year. A sales mix shift to higher value new products during fiscal 2019 more than offset the effect of approximately $2,600 of new tariffs on Chinese sourced goods and components.

Camping gross profit increased in 2019 by $1,390 from 2018 due primarily to increased sales volume between years, a favorable mix of products sold and fewer closeouts in the current year as compared to the prior year.

Gross profit in the Watercraft Recreation segment decreased in 2019 by $928 from 2018 levels due primarily to lower sales volumes occurring during 2019.

The $465 decrease in gross profit in the Diving segment was due primarily to the unfavorable impact of foreign currency translation in that segment during fiscal 2019.

Operating Expenses

Operating expenses increased in 2019 from the prior year by $7,143.  The increase was driven primarily by higher sales volume related costs and bad debt expenses incurred in fiscal 2019. Additionally, investment in marketing support further increased expenses year over year.

Operating expenses for the Fishing segment increased in 2019 by $7,501 from fiscal 2018 levels.  The increase was due primarily to higher sales volume related expenses and bad debt expenses incurred in fiscal 2019. In addition, higher research and development expenses further contributed to the increase between years.

Camping operating expenses increased in 2019 by $361 from the prior year due primarily to increased sales volume related expenses in 2019.

In the Watercraft Recreation segment, operating expenses increased $339 from their levels in fiscal 2018 due primarily to increased advertising and freight expenses in 2019.

Operating expenses for the Diving business decreased by $740 year over year due primarily to lower headcount related expenses between periods.

The Company's 2019 general corporate expenses of $23,691 decreased $317 from $24,008 in 2018. The year over year decrease primarily reflects lower deferred compensation and health insurance costs offset in part by investment in marketing support.

Operating Results

The Company’s operating profit was $63,774 in fiscal 2019 compared to an operating profit of $63,021 in fiscal 2018.  Fishing operating profit increased in 2019 by $396 to $84,092 from $83,696 in 2018 due primarily to higher sales volumes between years.  The operating profit for Camping was $2,896 in 2019 compared to $1,867 in 2018 which increase was due primarily as a result of higher sales volumes between periods.  The operating loss for the Watercraft Recreation business was $2,822 in fiscal 2019 compared to a loss of $1,555 in fiscal 2018 due to the factors noted above.  Operating profit for the Diving business increased by $277 in fiscal 2019 from fiscal 2018.

Other Income and Expenses

Interest expense of $172 in 2019 declined slightly from the prior year expense of $203. Interest income of $2,109 in 2019 increased from 2018 interest income of $1,166 due to the increase in cash and cash equivalents and rising interest rates in 2019.  Net other income of $796 in fiscal 2019 decreased from net other income of $4,122 in fiscal 2018.  The current year other income during 2019 included currency gains of $645 and market gains and dividends of $610 on deferred compensation plan assets. In 2018, other income included $1,985 of currency gains and $1,734 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other income, net” are offset as compensation expense in “Operating expenses.”

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

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	October 2 2020	September 27 2019	September 28 2018
Cash provided by (used for):
Operating activities	$61,493	$45,844	$63,358
Investing activities	(15,587)	11,989	48
Financing activities	(7,107)	(6,186)	(4,935)
Effect of foreign currency rate changes on cash	1,256	(1,142)	(404)
Increase (decrease) in cash and cash equivalents	$40,055	$50,505	$58,067

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	October 2 2020	September 27 2019
Current assets	$388,538	$322,528
Current liabilities	105,607	87,866
Working capital	$282,931	$234,662
Current ratio	3.7:1	3.7:1

Cash flows provided by operations totaled $61,493, $45,844 and $63,358 in fiscal 2020, 2019 and 2018, respectively. Cash flows provided by operations increased from the prior year due primarily to an increase in net income in fiscal 2020, as well as working capital changes.

Depreciation and amortization charges were $14,926, $13,964 and $13,105 in fiscal 2020, 2019 and 2018, respectively.

Investing Activities

Cash flows used for investing activities were $15,587 in fiscal 2020, and cash flows provided by investing activities were $11,989, and $48 in fiscal 2019, and 2018, respectively. There were no sales or purchases of short-term investments in fiscal 2020, while proceeds from the sale of short-term investments in 2019 provided cash of $35,838, offset by purchases of $7,124. In fiscal 2018, the sale of short-term investments provided cash of $52,682, offset by purchases of $34,789. Expenditures for property, plant and equipment were $15,600, $16,786 and $19,152 in fiscal 2020, 2019 and 2018, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products and facilities and information systems improvements.

Financing Activities

Cash flows used for financing activities totaled $7,107 in fiscal 2020 compared to $6,186 and $4,935 in 2019 and 2018, respectively, and were primarily for the payment of dividends of $6,773 and $5,557 in 2020 and 2019, respectively. In 2018, dividend payments totaled $4,350.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its operating leases and open purchase orders.  The following schedule details these significant contractual obligations at October 2, 2020.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$47,996	$8,025	$9,556	$8,193	$22,222
Open purchase orders	120,376	120,376	—	—	—
Contractually obligated interest payments	240	113	127	—	—
Total contractual obligations	$168,612	$128,514	$9,683	$8,193	$22,222

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at October 2, 2020 and September 27, 2019 were $181 and $181, respectively, and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of October 2, 2020 or September 27, 2019.

The Company has no other off-balance sheet arrangements. The Company anticipates making contributions of approximately $171 to its defined benefit pension plans through October 2, 2020.

Market Risk Management

Coronavirus outbreak

As disclosed in our prior filings with the Securities and Exchange Commission and elsewhere herein, in December 2019, a new strain of coronavirus ("COVID-19"), began to spread globally, leaving no region or part of the world unaffected by the pandemic it has created. Governments and health authorities have been taking, and continue to take, measures to prevent the spread of this virus, but it is presently unknown to what extent they will be successful or the potential timing of these measures and their outcome and impact on the Company's business in the future. If COVID-19 is not contained, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company, the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if a significant number of its employees at a particular facility or location were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could be adversely impacted. The financial impact of coronavirus on the Company will depend on future developments and cannot be reasonably predicted or estimated at this time, but could materially and adversely affect its results for an unknown but possibly extended period. See the section "Risk Factors" identified in Part I, Item 1A in this Form 10-K for more information.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 12% of the Company’s revenues for the fiscal year ended October 2, 2020 were denominated in currencies other than the U.S. dollar.  Approximately 5% were denominated in euros and approximately 5% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

In assessing the recoverability of the Company’s goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized based on the excess of carrying amount over its fair value.  The Company did not recognize any goodwill impairment charges in 2020, 2019 or 2018.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-37.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of October 2, 2020, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2020 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

The report of management required under this Item 9A is included on page F-2 of the Company’s Consolidated Financial Statements attached to this Report under the heading “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

(b)Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)Attestation Report of Independent Registered Public Accounting Firm

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” "Directors Meetings and Committees - Nominating and Corporate Governance Committee” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2021.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics; Corporate Governance Guidelines; and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2021.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Terry E. London (Chairman), Thomas F. Pyle, Jr., Edward F. Lang and Edward Stevens.

ITEM 11.    EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” and “CEO Pay Relative to Median Pay of our Employees” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2021.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2021, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2021.

Equity Compensation Plan Information

The following table summarizes share information, as of October 2, 2020, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan, the Johnson Outdoors Inc. 2020 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2020 Long-Term Stock Incentive Plan	—		$—	500,000
2010 Long-Term Stock Incentive Plan	71,453	(1)	—	105,364	(2)
2012 Non-Employee Director Stock Ownership Plan	27,561		—	36,327
2009 Employee Stock Purchase Plan	—		—	83,840
Total All Plans	99,014		—	725,531

(1) Includes 67,821 performance stock unit awards previously awarded at their target values. The ultimate amount of performance stock units that could vest can range from 0% to 150% of the target amount, or from 0 units to 101,732 units for all previously issued awards.

(2) Includes up to 101,732 shares of performance stock units that may be issued in shares of Class A Common Stock at the maximum earned level.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2021. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2021.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 30, 2021.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations – Years ended October 2, 2020, September 27, 2019 and September 28, 2018
•Consolidated Statements of Comprehensive Income – Years ended October 2, 2020, September 27, 2019 and September 28, 2018
•Consolidated Balance Sheets – October 2, 2020 and September 27, 2019
•Consolidated Statements of Shareholders’ Equity – Years ended October 2, 2020, September 27, 2019 and September 28, 2018
•Consolidated Statements of Cash Flows – Years ended October 2, 2020, September 27, 2019 and September 28, 2018
•Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 11th day of December 2020.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of December 2020.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer
(Helen P. Johnson-Leipold)	and Director
(Principal Executive Officer)

/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board
(Thomas F. Pyle, Jr.)	and Lead Outside Director

/s/ Terry E. London	Director
(Terry E. London)

/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)

/s/ Edward Stevens	Director
(Edward Stevens)

/s/ Edward F. Lang	Director
(Edward F. Lang)

/s/ Katherine Button Bell	Director
(Katherine Button Bell)

/s/ Richard Sheahan	Director
(Richard (“Casey”) Sheahan)

/s/ William D. Perez	Director
(William D. Perez)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title

3.1	Articles of Incorporation of the Company as amended through February 17, 2000. (Filed as Exhibit 3.1(a) to the Company’s Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

3.2	Bylaws of the Company as amended and restated through December 6, 2010. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended October 1, 2010 and incorporated herein by reference.)

4.1	Description of Registrant's Securities (Filed as Exhibit 4.1 to the Company's Form 10-K for the year ended September 27, 2019 and incorporated herein by reference.)

9.1	Johnson Outdoors Inc. Class B common stock Amended and Restated Voting Trust Agreement, dated as of February 16, 2010 (Filed as Exhibit 2 to Amendment No. 14 to the Schedule 13D filed by Helen P. Johnson-Leipold on February 24, 2017 and incorporated herein by reference.)

10.1	Registration Rights Agreement regarding Johnson Outdoors Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit 10.1 to the Company’s Form 10-K dated and filed with the Securities and Exchange Commission on December 8, 2017 and incorporated herein by reference.)

10.2	Registration Rights Agreement regarding Johnson Outdoors Inc. Class A common stock held by Mr. Samuel C. Johnson. (Filed as Exhibit 10.2 to the Company’s Form 10-K dated and filed with the Securities and Exchange Commission on December 8, 2017 and incorporated herein by reference.)

10.3+	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)

10.4+	Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2014 and incorporated herein by reference.)

10.5+	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.6+	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.7+	Form of Stock Option Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.8	Amended and Restated Credit Agreement dated as of November 15, 2017 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, PNC Capital markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017).

10.9+	Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan. (Filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.)

10.10+	Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.)

10.11+	Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2017 and incorporated herein by reference.)

10.12+	Form of Restricted Stock Unit Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.31 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 5, 2014.)

10.13+	Form of Restricted Stock Unit Agreement (Performance Based) under Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (Filed as Exhibit 10.32 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2015.)

10.14+	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.14 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2018.)

10.15+	Johnson Outdoors Inc. 2020 Long Term Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 10, 2020 and incorporated herein by reference.)

10.16+
Form of Restricted Stock Unit Agreement (Performance Based) under Johnson Outdoors Inc. 2020 Long Term Stock Incentive Plan. (Filed as Exhibit 99.2 to the registration statement on Form S-8 dated and filed with the Securities and Exchange Commission on May 5, 2020 and incorporated herein by reference.)

10.17+
Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2020 Long Term Stock Incentive Plan. (Filed as Exhibit 99.3 to the registration statement on Form S-8 dated and filed with the Securities and Exchange Commission on May 5, 2020 and incorporated herein by reference.)

21	Subsidiaries of the Company as of October 2, 2020

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

101	The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended October 2, 2020 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(a)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(c)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2020. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of October 2, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of Johnson Outdoors Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Johnson Outdoors Inc.'s internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Johnson Outdoors Inc. and our report dated December 11, 2020 expressed an unqualified opinion.

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
December 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Johnson Outdoors Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. as of October 2, 2020 and September 27, 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended October 2, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2020 and September 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of Johnson Outdoors Inc.’s management. Our responsibility is to express an opinion on Johnson Outdoors Inc.'s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Milwaukee, Wisconsin
December 11, 2020

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	October 2 2020	September 27 2019	September 28 2018
Net sales	$594,209	$562,419	$544,268
Cost of sales	329,216	312,663	302,408
Gross profit	264,993	249,756	241,860
Operating expenses:
Marketing and selling	121,517	121,480	112,782
Administrative management, finance and information systems	47,785	42,576	45,616
Research and development	24,621	21,926	20,441
Total operating expenses	193,923	185,982	178,839
Operating profit	71,070	63,774	63,021
Interest income	(1,413)	(2,109)	(1,166)
Interest expense	143	172	203
Other income, net	(1,362)	(796)	(4,122)
Profit before income taxes	73,702	66,507	68,106
Income tax expense	18,469	15,094	27,437
Net income	$55,233	$51,413	$40,669

Weighted average common shares - Basic:
Class A	8,822	8,782	8,730
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	30	27	54
Weighted average common shares - Dilutive	10,064	10,021	9,996
Net income per common share - Basic:
Class A	$5.54	$5.18	$4.12
Class B	$5.04	$4.71	$3.74
Net income per common share - Diluted:
Class A	$5.47	$5.11	$4.05
Class B	$5.47	$5.11	$4.05
Dividends declared per common share:
Class A	$0.72	$0.59	$0.48
Class B	$0.65	$0.54	$0.44

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(thousands, except per share data)	October 2 2020	September 27 2019	September 28 2018
Net income	$55,233	$51,413	$40,669
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation	2,533	(2,245)	(1,005)
Reclassification adjustment for currency translation gains related to the liquidation of foreign entities included in net income	—	(761)	(2,378)
Defined benefit pension plan:
Change in pension plans, net of tax of $(209), $(288), and $(593), respectively	626	1,077	1,877
Total other comprehensive income (loss)	3,159	(1,929)	(1,506)
Total comprehensive income	$58,392	$49,484	$39,163

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	October 2 2020	September 27 2019
ASSETS
Current assets:
Cash and cash equivalents	$212,437	$172,382
Accounts receivable, net	67,292	44,508
Inventories	97,437	94,298
Other current assets	11,372	11,340
Total current assets	388,538	322,528
Property, plant and equipment, net of accumulated depreciation of $156,541 and $143,028, respectively	63,037	59,499
Right of use assets	40,666	—
Deferred income taxes	10,679	11,449
Goodwill	11,184	11,186
Other intangible assets, net	9,052	11,374
Other assets	22,870	20,408
Total assets	$546,026	$436,444
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	37,327	30,392
Current lease liability	6,587	—
Accrued liabilities:
Salaries, wages and benefits	23,275	20,554
Accrued warranty	10,849	9,190
Income taxes payable	6,681	7,512
Accrued discounts and returns	5,113	7,503
Accrued customer programs	4,426	4,440
Other	11,349	8,275
Total current liabilities	105,607	87,866
Non-current lease liability	34,931	—
Deferred income taxes	1,418	1,638
Retirement benefits	853	942
Deferred compensation liability	21,585	19,092
Other liabilities	3,532	2,372
Total liabilities	167,926	111,910
Shareholders' equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding: 8,873,235 and 8,834,169, respectively	443	443
Class B shares issued and outstanding: 1,211,564 and 1,211,602, respectively	61	61
Capital in excess of par value	78,668	75,856
Retained earnings	296,431	248,377
Accumulated other comprehensive income	4,717	1,558
Treasury stock at cost, shares of Class A common stock: 36,316 and 29,225, respectively	(2,220)	(1,761)
Total shareholders' equity	378,100	324,534
Total liabilities and shareholders' equity	$546,026	$436,444

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 29, 2017	9,996,199	$503	$72,801	$166,905	$4,993	$(2,198)
Net income	—	—	—	40,669	—	—
Dividends declared	—	—	—	(4,746)	—	—
Issuance of stock under employee stock purchase plan	3,365	—	154	—	—	—
Award of non-vested shares	8,859	—	(227)	—	—	227
Stock-based compensation	—	—	2,297	—	—	—
Currency translation adjustment	—	—	—	—	(1,005)	—
Write off of currency translation adjustment loss	—	—	—	—	(2,378)	—
Change in pension plans, net of tax of $593	—	—	—	—	1,877	—
Non-vested stock forfeitures	—	—	—	—	—	—
Purchase of treasury stock at cost	(9,377)	—	—	—	—	(675)
BALANCE AT SEPTEMBER 28, 2018	9,999,046	503	75,025	202,828	3,487	(2,646)
Net income	—	—	—	51,413	—	—
Dividends declared	—	—	—	(5,864)	—	—
Issuance of stock under employee stock purchase plan	1,594	—	79	—	—	—
Award of non-vested shares	59,311	1	(1,594)	—	—	1,593
Stock-based compensation	—	—	2,346	—	—	—
Currency translation adjustment	—	—	—	—	(2,245)	—
Write off of currency translation adjustment loss	—	—	—	—	(761)	—
Change in pension plans, net of tax of $288	—	—	—	—	1,077	—
Non-vested stock forfeitures	(4,290)	—	—	—	—	—
Purchase of treasury stock at cost	(9,890)	—	—	—	—	(708)
BALANCE AT SEPTEMBER 27, 2019	10,045,771	504	75,856	248,377	1,558	(1,761)
Net income	—	—	—	55,233	—	—
Dividends declared	—	—	—	(7,179)	—	—
Issuance of stock under employee stock purchase plan	2,190	—	126	—	—	—
Award of non-vested shares	43,967	—	—	—	—	1
Stock-based compensation	—	—	2,686	—	—	—
Currency translation adjustment	—	—	—	—	2,533	—
Write off of currency translation adjustment gain	—	—	—	—		—
Change in pension plans, net of tax of $209	—	—	—	—	626	—
Non-vested stock forfeitures		—	—	—	—	—
Purchase of treasury stock at cost	(7,129)	—	—	—	—	(460)
BALANCE AT OCTOBER 2, 2020	10,084,799	$504	$78,668	$296,431	$4,717	$(2,220)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	October 2 2020	September 27 2019	September 28 2018
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$55,233	$51,413	$40,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,592	12,933	11,994
Amortization of intangible assets	2,334	1,031	1,111
Amortization of deferred financing costs	27	27	58
Loss (gain) on sale of productive assets	217	(28)	(1,134)
Stock based compensation	2,686	2,346	2,297
Write off of currency translation adjustment (gain) loss	—	(761)	(2,378)
Provision for doubtful accounts receivable	2,095	2,003	21
Provision for inventory reserves	878	1,009	394
Pension contributions	(176)	(178)	(5,188)
Deferred income taxes	486	213	10,772
Change in operating assets and liabilities:
Accounts receivable, net	(24,625)	(6,104)	5,409
Inventories, net	(2,867)	(7,356)	(10,495)
Accounts payable and accrued liabilities	10,417	(4,733)	8,432
Other current assets	(12)	(5,983)	(837)
Other non-current assets	(22)	198	—
Other long-term liabilities	1,934	(117)	1,990
Other, net	296	(69)	243
	61,493	45,844	63,358
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Purchase of short-term investments	—	(7,124)	(34,789)
Proceeds from sales of short-term investments	—	35,838	52,682
Capital expenditures	(15,600)	(16,786)	(19,152)
Proceeds from sale of productive assets	13	61	1,307
	(15,587)	11,989	48
CASH USED FOR FINANCING ACTIVITIES
Debt issuance costs paid	—	—	(63)
Common stock transactions	126	79	153
Dividends paid	(6,773)	(5,557)	(4,350)
Purchases of treasury stock	(460)	(708)	(675)
	(7,107)	(6,186)	(4,935)
Effect of foreign currency rate changes on cash	1,256	(1,142)	(404)
Increase in cash and cash equivalents	40,055	50,505	58,067
CASH AND CASH EQUIVALENTS
Beginning of period	172,382	121,877	63,810
End of period	$212,437	$172,382	$121,877

Supplemental Disclosure:
Non-cash dividends	$406	$307	$396
Non-cash treasury activity	1	1,593	227
Cash paid for taxes	19,240	16,746	14,422
Cash paid for interest	112	144	143
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 2, 2020

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal year ended October 2, 2020 (hereinafter 2020) comprised 53 weeks. The fiscal years ended September 27, 2019 (hereinafter 2019) and September 28, 2018 (hereinafter 2018) each comprised 52 weeks.

Coronavirus (COVID-19)

In March 2020, the World Health Organization recognized the current coronavirus (COVID-19) outbreak as a global pandemic. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions imposed varying degrees of restrictions on social and commercial activity, including travel restrictions, quarantine guidelines and related actions, to promote social distancing and other similar programs all in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including manufacturing and retail commerce. In response to these measures and for the protection of our employees, we temporarily closed our manufacturing locations and warehouses for a portion of our fiscal year, some of which fell during our primary selling season. As of the end of fiscal 2020, we have resumed nearly all production and shipping activities under appropriate safety protocols, however, the period of suspended operations had an impact on the pacing of sales and operating profits between fiscal quarters.

While government mandates allowed us to re-open our manufacturing and distribution centers in the latter half of the fiscal year, these mandates continued to emphasize social distancing measures to the general public. As such, the Company began to see growing demand and improved sales volumes in the latter part of the year for certain of its outdoor recreation businesses. Nonetheless, the full extent to which the COVID-19 pandemic will impact our business, results of operations, and financial condition will depend on future developments, including any potential worsening of the pandemic, which are beyond our control and which remain highly uncertain and cannot be predicted. This includes, but is not limited to, the duration, spread, severity and impact of the COVID-19 pandemic, or future waves, increasing outbreaks or hot spots of the pandemic in our areas of operations or in key markets, the effects of the pandemic on our customers, consumers, suppliers and vendors and the remedial actions and stimulus measures adopted by federal, state and local governments in reaction to the pandemic. As the COVID-19 pandemic continues to impact various key regions of the world, even after it subsides, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future. As a result, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on Company operations and profitability at this time as the situation is dynamic and constantly changing. We continue to monitor evolving economic and general business conditions stemming from the COVID-19 pandemic and the actual and potential impacts on our financial position, results of operations and cash flows.

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

As of October 2, 2020, the Company held approximately $47,886 of cash and cash equivalents in bank accounts in foreign jurisdictions.

Accounts Receivable

Accounts receivable are recorded at face value less an allowance for doubtful accounts. The allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns exist (including as a result of the impact of COVID-19), a reserve is established to reduce the amount recorded to an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of outstanding accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

Inventories at the end of the respective fiscal years consisted of the following:

	October 2 2020	September 27 2019
Raw materials	$48,874	$45,168
Work in process	39	152
Finished goods	48,524	48,978
	$97,437	$94,298

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

Property, plant and equipment at the end of the respective years consisted of the following:

	2020	2019
Property improvements	$589	$588
Buildings and improvements	24,416	23,231
Furniture and fixtures, equipment and computer software	194,573	178,708
	219,578	202,527
Less accumulated depreciation	156,541	143,028
	$63,037	$59,499

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The results of the impairment tests performed in 2020, 2019, and 2018 indicated no impairment to the Company’s goodwill.

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

The changes in the carrying amount and the composition of the Company's goodwill for fiscal 2020 and 2019 were as follows:

	Fishing	Camping	Watercraft	Diving	Total
Balance at September 28, 2018
Goodwill	$17,428	$7,038	$6,242	$33,078	$63,786
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,199	—	—	—	11,199
Currency translation	(13)	—	—	—	(13)
Balance at September 27, 2019
Goodwill	17,415	7,038	6,242	33,078	63,773
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,186	—	—	—	11,186
Currency translation	(2)	—	—	—	(2)
Balance at October 2, 2020
Goodwill	17,413	7,038	6,242	33,078	63,771
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	$11,184	$—	$—	$—	$11,184

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2020, 2019 or 2018.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $2,334, $1,031 and $1,111 for 2020, 2019 and 2018, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $419, $264, $264, $264 and $264 for fiscal years 2021, 2022, 2023, 2024, and 2025 respectively.

Intangible assets at the end of the last two years consisted of the following:

	2020			2019
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$4,174	$(4,169)	$5	$4,088	$(4,081)	$7
Other amortizable intangibles	11,236	(9,214)	2,022	11,098	(6,756)	4,342
Non-amortized trademarks	7,025	—	7,025	7,025	—	7,025
	$22,435	$(13,383)	$9,052	$22,211	$(10,837)	$11,374

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

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended October 2, 2020.

Balance at September 29, 2017	$6,393
Expense accruals for warranties issued during the period	9,389
Less current period warranty claims paid	7,283
Balance at September 28, 2018	$8,499
Expense accruals for warranties issued during the period	9,581
Less current period warranty claims paid	8,890
Balance at September 27, 2019	$9,190
Expense accruals for warranties issued during the period	11,714
Less current period warranty claims paid	10,055
Balance at October 2, 2020	$10,849

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income ("AOCI") on the accompanying Consolidated Balance Sheets as of the end of fiscal year 2020, 2019 and 2018 were as follows:

	2020			2019			2018
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$7,323	$—	$7,323	$4,790	$—	$4,790	$7,796	$—	$7,796
Unamortized loss on pension plans	(3,129)	523	(2,606)	(3,964)	732	(3,232)	(5,329)	1,020	(4,309)
Accumulated other comprehensive income	$4,194	$523	$4,717	$826	$732	$1,558	$2,467	$1,020	$3,487

The reclassifications out of AOCI for the year ended October 2, 2020 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$537	Cost of sales / Operating expense
Tax effects	(134)	Income tax expense
Total reclassifications for the period	$403

The reclassifications out of AOCI for the year ended September 27, 2019 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$328	Cost of sales / Operating expense
Tax effects	(82)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation amounts	(761)	Other income and expense
Total reclassifications for the period	$(515)

The reclassifications out of AOCI for the year ended September 28, 2018 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$553	Cost of sales / Operating expense
Tax effects	(133)	Income tax expense
Foreign currency translation adjustments
Write off of currency translation amounts	(2,378)	Other income and expense
Total reclassifications for the period	$(1,958)

The changes in AOCI by component, net of tax, for the year ended October 2, 2020 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2019	$4,790	$(3,232)	$1,558
Other comprehensive income before reclassifications	2,533	298	2,831
Amounts reclassified from accumulated other comprehensive income	—	537	537
Tax effects	—	(209)	(209)
Balance at October 2, 2020	$7,323	$(2,606)	$4,717

The changes in AOCI by component, net of tax, for the year ended September 27, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 28, 2018	$7,796	$(4,309)	$3,487
Other comprehensive income (loss) before reclassifications	(2,245)	1,037	(1,208)
Amounts reclassified from accumulated other comprehensive income	(761)	328	(433)
Tax effects	—	(288)	(288)
Balance at September 27, 2019	$4,790	$(3,232)	$1,558

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

For the years ended October 2, 2020, September 27, 2019 and September 28, 2018, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended October 2, 2020, September 27, 2019 and September 28, 2018, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

There were no stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive for the years ended October 2, 2020, September 27, 2019 and September 28, 2018.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 40,094, 43,963 and 46,776 shares for the years ended October 2, 2020, September 27, 2019 and September 28, 2018, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2020	2019	2018
Net income	$55,233	$51,413	$40,669
Less: Undistributed earnings reallocated to non-vested shareholders	(220)	(226)	(224)
Dilutive earnings	$55,013	$51,187	$40,445
Weighted average common shares – Basic:
Class A	8,822	8,782	8,730
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	30	27	54
Weighted average common shares - Dilutive	10,064	10,021	9,996
Net income per common share – Basic:
Class A	$5.54	$5.18	$4.12
Class B	$5.04	$4.71	$3.74
Net income per common share – Diluted:
Class A	$5.47	$5.11	$4.05
Class B	$5.47	$5.11	$4.05

Stock-Based Compensation

Stock-based compensation cost is recorded for all awards of non-vested stock and restricted stock units based on their grant-date fair value.  Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award. See Note 10 of these Notes to Consolidated Financial Statements for information regarding the Company’s stock-based incentive plans, including non-vested stock, restricted stock units and employee stock purchase plans.

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency losses from transactions of $269, and currency gains of $645 and $1,985 in 2020, 2019, and 2018, respectively, which were included in Other income, net in the accompanying Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 12% of the Company’s revenues for the year ended October 2, 2020 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros and approximately 5% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  The Company did not use foreign currency forward contracts in 2020, 2019 or 2018.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

Revenue Recognition

On September 29, 2018, the Company adopted Accounting Standards Update 2014-09 and all subsequent updates that modified accounting standards Topic 606, Revenue from contracts with customers. See Note 12 of these Notes to Consolidated Financial Statements for further discussion.

Prior to adoption of Topic 606, during 2018, the Company followed Topic 605, Revenue Recognition. Under Topic 605, the Company recognized revenue when all of the following criteria had been met:
•Persuasive evidence of an arrangement existed.  Contracts, internet commerce agreements, and customer purchase orders were generally used to determine the existence of an arrangement.
•All substantial risk of ownership transferred to the customer.  Shipping documents and customer acceptance, when applicable, were used to verify delivery.
•The fee was fixed or determinable.  This was assessed based on the payment terms associated with the transaction and whether the sales price was subject to refund or adjustment.
•Collectability was reasonably assured.  Collectability was assessed based on the creditworthiness of the customer as determined by credit checks and analysis, as well as by the customer’s payment history.

Estimated costs of returns and allowances and discounts were accrued as a reduction to sales when revenue was recognized.

Advertising & Promotions

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising and promotions expense in 2020, 2019 and 2018 totaled $26,727, $28,397 and $26,319, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $611 and $466 at October 2, 2020 and September 27, 2019, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $12,651, $12,409 and $11,846 for 2020, 2019 and 2018, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products and bathymetry data collection and processing, which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $48,711, less accumulated amortization of $29,579, at October 2, 2020 and $43,304, less accumulated amortization of $25,750, at September 27, 2019.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2020, 2019 and 2018 was $3,829, $3,962 and $3,747, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximated fair value at October 2, 2020 and September 27, 2019 due to the short maturities of these instruments. During 2020, 2019 and 2018, the Company held investments in equity and debt securities that were carried at fair value related to its deferred compensation liability which was also carried at the same fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

New Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). In July 2018, the FASB also issued ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842) Targeted Improvements. In February 2019, the FASB also issued ASU 2019-01 Leases (Topic 842): Codification Improvements. This ASU and the updates to this ASU require organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. This guidance was effective for the Company in the first quarter of fiscal year 2020, and may be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. The Company adopted the provisions of these ASU's using the modified retrospective approach at the beginning of the first quarter of fiscal 2020, coinciding with the standard's effective date. The additional disclosures required by the ASU and its updates are included in Note 5 "Leases" of these Notes to the Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model.  The underlying principle of the new standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for those goods or services. The Company adopted the provisions of this ASU in the first quarter of fiscal 2019 for all contracts on a modified retrospective basis, with no cumulative-effect adjustment to retained earnings upon adoption. The comparative information has not been restated and continues to be reported under the accounting standards that were in effect for those periods. The additional disclosures required by the ASU are included in Note 12 "Revenues" of these Notes to the Consolidated Financial Statements.

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

2    INDEBTEDNESS

The Company had no outstanding debt at October 2, 2020 or September 27, 2019.

Revolvers

On November 15, 2017, the Company and certain of its subsidiaries entered into a new unsecured revolving credit facility with PNC Bank, National Association and Associated Bank, N.A. ("the Lending Group"). This credit facility consists of a $75 million Revolving Credit Facility among the Company, certain of the Company's subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the "Credit Agreement" or "Revolver"). The Revolver has an expiration date of November 15, 2022, and provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders.

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company's leverage ratio for the trailing twelve month period. The interest rates on the Revolver were approximately 1.1% at October 2, 2020 and 3.0% at September 27, 2019.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $181 and $181 at October 2, 2020 and September 27, 2019, respectively.  The Company had no other unsecured lines of credit as of October 2, 2020 or September 27, 2019.

The weighted average borrowing rate for short-term debt was approximately 1.1%, 3.0% and 3.3% for 2020, 2019 and 2018, respectively.

Under the Company’s Credit Agreement, a change in control of the Company would constitute an event of default.  A change in control would be deemed to have occurred if, among other events described in the terms of the Credit Agreement, a person or group other than the Company’s Chief Executive Officer, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family) became or obtained rights as a beneficial owner (as interpreted under the Securities Exchange Act of 1934) of a certain minimum percentage of the outstanding capital stock of the Company.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 12% of the Company’s revenues for the fiscal year ended October 2, 2020 were denominated in currencies other than the U.S. dollar.  Approximately 5% were denominated in euros and approximately 5% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of October 2, 2020 and September 27, 2019, the Company held no foreign currency forward contracts.

Interest Rate Risk

As of October 2, 2020 and September 27, 2019, the Company held no interest rate swap contracts.

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

•Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

•Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes the Company’s financial assets measured at fair value as of October 2, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$21,550	$—	$—	$21,550

The following table summarizes the Company’s financial assets measured at fair value as of September 27, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$19,092	$—	$—	$19,092

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

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended October 2, 2020, September 27, 2019 and September 28, 2018 was:

	Location of income recognized in Statement of Operations	2020	2019	2018
Rabbi trust assets	Other income, net	$2,140	$572	$1,395

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition. No assets or liabilities were measured at fair value on a non-recurring basis in 2020, 2019, or 2018.

5    LEASES

Adoption of Topic 842

At the beginning of fiscal 2020, the Company adopted ASU 2016-02 and all subsequent ASUs that modified accounting standards Topic 842 using a modified retrospective adoption method, in which right-of-use ("ROU") assets and lease liabilities are recognized in the condensed consolidated balance sheets. Under the effective date transition method, financial results reported in periods prior to fiscal year 2020 are unchanged. The Company also elected the package of practical expedients permitted under the standard, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an ongoing accounting policy election, the Company will exclude short-term leases (terms of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for most asset classes. All leases in which the Company is the lessee are classified as operating leases, and the Company does not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor.

The adoption of this new standard had a significant impact on the Company's condensed consolidated balance sheet due to the recognition of approximately $41 million of lease liabilities with corresponding ROU assets for operating leases. The adoption of this new standard did not have a significant impact on the condensed consolidated statements of operations or cash flows, and did not impact our debt covenant compliance under our current credit agreements.

The Company determines if an arrangement is a lease at inception. The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. As of October 2, 2020, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 15 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the ROU assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

As of October 2, 2020, the components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations were as follows:

Year ended
October 2, 2020
Lease Cost
Operating lease costs	$7,483
Short-term lease costs	1,828
Variable leases costs	173
Total lease cost	$9,484

Included in the amounts in the table above was rent expense to related parties of $1,028 for the year ended October 2, 2020.

As of October 2, 2020, the Company did not have any finance leases. There were no significant new leases entered into during the year ended October 2, 2020. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

Year ended
October 2, 2020
Operating leases:

Operating lease ROU assets	$40,666

Current operating leases liabilities	6,587
Non-current operating lease liabilities	34,931
Total operating lease liabilities	$41,518

Weighted average remaining lease term (in years)	10.05

Weighted average discount rate	2.85%

Cash paid for amounts included in the measurement of lease liabilities	$6,716

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at October 2, 2020 were as follows:

Year	Related parties included in total	Total
2021	$1,152	$8,025
2022	193	5,025
2023	—	4,531
2024	—	4,550
2025	—	3,643
Thereafter	—	22,222
Total undiscounted lease payments	1,345	47,996
Less: Imputed interest	(15)	(6,478)
Total net lease liability	$1,330	$41,518

As of October 2, 2020, the Company did not have any additional significant operating lease commitments that have not yet commenced.

Disclosures related to periods prior to adoption of Topic 842 (Fiscal 2019 and 2018)

Rental expense under all leases was $9,352 and $8,316 for the years ended September 27, 2019 and September 28, 2018, respectively. Rent expense to related parties was $998 and $992 for the years ended September 27, 2019 and September 28, 2018, respectively.

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at September 27, 2019 were as follows:

Year	Related parties included in total	Total
2020	$1,039	$7,865
2021	1,070	6,155
2022	179	3,794
2023	—	3,406
2024	—	3,423
Thereafter	—	23,180

6    INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2020	2019	2018
United States	$72,602	$59,261	$57,888
Foreign	1,100	7,246	10,218
	$73,702	$66,507	$68,106

Income tax expense for the respective years consisted of the following:

	2020	2019	2018
Current:
Federal	$13,735	$11,074	$12,390
State	3,348	2,752	4,482
Foreign	1,109	1,422	1,678
Deferred	277	(154)	8,887
	$18,469	$15,094	$27,437

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2020	2019
Deferred tax assets:
Inventories	$1,346	$1,478
Compensation	7,726	6,890
Tax credit carryforwards	3,235	3,554
Net operating loss carryforwards	4,427	4,073
Other	7,154	7,103
Total gross deferred tax assets	23,888	23,098
Less valuation allowance	6,524	5,964
Deferred tax assets	17,364	17,134
Deferred tax liabilities:
Goodwill and other intangibles	2,080	1,988
Depreciation and amortization	5,735	5,143
Foreign statutory reserves	288	192
Net deferred tax assets	$9,261	$9,811

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheets as of the years ended October 2, 2020 and September 27, 2019 were as follows:

	2020	2019
Non-current assets	$10,679	$11,449
Non-current liabilities	1,418	1,638
Net deferred tax assets	$9,261	$9,811

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	24.5%	*
State income tax, net of federal benefit	4.6%	4.3%	4.1%
Uncertain tax positions, net of settlements	(0.1)%	(0.5)%	2.2%
Foreign-derived intangible income ("FDII") deduction	(1.1)%	(0.9)%	—%
Section 199 manufacturer's deduction	—%	—%	(2.2)%
Taxes related to foreign income, net of credits	—%	0.5%	0.1%
Compensation	0.7%	(0.7)%	1.5%
Tax rate or law change	—%	(0.2)%	12.3%
Other	—%	(0.8)%	(2.2)%
	25.1%	22.7%	40.3%

* The federal statutory rate is a blended rate which reflects 35% through December 31, 2017 and the lower rate of 21.0% beginning on January 1, 2018 due to tax reform.

The Tax Act included a new provision designed to tax global intangible low taxed income (“GILTI”) starting in fiscal 2019. The Company elected to record the tax effects of the GILTI provision as a period expense in the applicable tax year.

The Company’s net operating loss carryforwards and their expirations as of October 2, 2020 were as follows:

	State	Foreign	Total
Year of expiration
2021-2025	$1,854	$4,423	$6,277
2026-2030	2,618	3,972	6,590
2031-2035	7,884	—	7,884
2036-2040	760	—	760
Indefinite	—	6,136	6,136
Total	$13,116	$14,531	$27,647

The Company has tax credit carryforwards as follows:

	State	Federal	Total
Year of expiration
2021-2025	$1,699	$—	$1,699
2026-2030	1,058	—	1,058
2031-2035	478	—	478
Total	$3,235	$—	$3,235

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2020	2019
Beginning balance	$7,931	$8,829
Gross increases - tax positions in prior period	82	63
Gross increases - tax positions in current period	909	855
Settlements	—	(463)
Lapse of statute of limitations	(1,550)	(1,353)
Ending balance	$7,372	$7,931

The total accrued interest and penalties with respect to income taxes was approximately $1,947 and $1,942 for the years ended October 2, 2020 and September 27, 2019, respectively.  The Company’s liability for unrecognized tax benefits as of October 2, 2020 was $7,372, and if recognized, $5,371 of such amount would have an effective tax rate impact.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties of $5, $79 and $537 were recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2020, 2019 and 2018, respectively.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of approximately $1.4 million would have been necessary as of October 2, 2020.
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

The following tax years remain subject to examination by the Company's respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2017-2020
Canada	2016-2020
France	2017-2020
Germany	2018-2020
Italy	2018-2020
Switzerland	2010-2020

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

The Company has elected the practical expedient pursuant to ASU 2015-04, Compensation-retirement benefits (Topic 715) and has selected the measurement date of September 30, the calendar month end closest to the Company's fiscal year end. The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2020 and 2019 was as follows:

	2020	2019
Projected benefit obligation:
Projected benefit obligation, beginning of year	$30,248	$26,831
Service cost	—	—
Interest cost	931	1,103
Actuarial (gain) loss	2,588	3,358
Benefits paid	(1,136)	(1,044)
Projected benefit obligation, end of year	32,631	30,248
Fair value of plan assets:
Fair value of plan assets, beginning of year	30,356	25,971
Actual gain on plan assets	3,526	5,250
Company contributions	177	179
Benefits paid	(1,136)	(1,044)
Fair value of plan assets, end of year	32,923	30,356
Funded status of the plans	292	108
Amounts recognized in the Consolidated Balance Sheets consist of:
Current pension liabilities	171	172
Non-current pension liabilities	—	—
Non-current pension assets	462	280
Accumulated other comprehensive loss	(3,129)	(3,964)
Components of accumulated other comprehensive loss:
Net actuarial loss	(3,129)	(3,964)
Accumulated other comprehensive loss	$(3,129)	$(3,964)

Net periodic benefit cost for the non-contributory defined benefit pension plans for the respective years included the following pre-tax amounts:

	2020	2019	2018
Interest cost	$931	$1,103	$1,058
Expected return on plan assets	(641)	(855)	(763)
Amortization of unrecognized net actuarial loss	537	328	553
Net periodic pension cost	827	576	848
Other changes in benefit obligations recognized in other comprehensive income ("OCI"):
Net actuarial gain	(835)	(1,365)	(2,470)
Total recognized in net periodic pension cost and OCI	$(8)	$(789)	$(1,622)

The Company expects to recognize $85 of unrecognized loss amortization as a component of net periodic benefit cost in 2020.  This amount is included in accumulated other comprehensive income as of October 2, 2020.

At October 2, 2020, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with plan assets in excess of benefit obligations was $31,446 and $32,923, respectively, and the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $1,185 and $0, respectively. At September 27, 2019, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with plan assets in excess of benefit obligations was $29,018 and $30,356, respectively, and the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $1,230 and $0, respectively.

The Company anticipates making contributions to the defined benefit pension plans of $171 through fiscal year 2021.

Estimated benefit payments from the Company’s defined benefit plans to participants for each of the next five years and the five years thereafter are as follows:

2021	$1,231
2022	1,252
2023	1,290
2024	1,355
2025	1,404
Five years thereafter	7,566

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years were as follows:

	Projected Benefit Obligation			Net Periodic Pension Cost
	2020	2019	2018	2020	2019	2018
Discount rate	2.60%	3.13%	4.22%	3.13%	4.22%	3.79%
Long-term rate of return	N/A	N/A	N/A	2.50%	3.45%	3.45%
Average salary increase rate	N/A	N/A	N/A	N/A	N/A	N/A

The change in discount rates in 2020, 2019 and 2018 resulted in an actuarial loss during the year of approximately $2,358, and actuarial gains of $4,320, and $1,633, respectively.   The remainder of the actuarial gains or losses for each of the three years was related to adjustments to mortality tables and other modifications to actuarial assumptions.

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

The Company’s pension plans’ weighted average asset allocations at October 2, 2020 and September 27, 2019, by asset category were as follows:

	2020	2019
Equity securities	5%	4%
Fixed income securities	92%	94%
Other securities	3%	2%
	100%	100%

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

The following table summarizes the Company’s pension plan assets measured at fair value as of October 2, 2020:

	Level 1	Level 2	Level 3	Total
Description:
Fixed income	$5,657	$24,734	$—	$30,391
Mutual funds	1,468	—	—	1,468
Money market funds	—	1,056	—	1,056
Group annuity contract	—	—	8	8
Total	$7,125	$25,790	$8	$32,923

The following table summarizes the Company’s pension plan assets measured at fair value as of September 27, 2019:

	Level 1	Level 2	Level 3	Total
Description:
Fixed income	$4,066	$24,553	$—	$28,619
Mutual funds	1,304	—	—	1,304
Money market funds	—	402	—	402
Group annuity contract	—	—	31	31
Total	$5,370	$24,955	$31	$30,356

The tables below set forth a summary of changes in fair value of the Company’s Level 3 pension plan assets for the years ended October 2, 2020 and September 27, 2019:

	2020	2019
Level 3 assets, beginning of year	$31	$52
Unrealized gain (loss)	(1)	2
Sales	(22)	(23)
Level 3 assets, end of year	$8	$31

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

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is reported at fair value equal to the related rabbi trust assets, and is classified as “Deferred compensation liability” on our accompanying Consolidated Balance Sheets, was approximately $21,585 and $19,092 as of October 2, 2020 and September 27, 2019, respectively.  See “Note 4 Fair Value” for additional information.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $1,592, $1,422 and $1,321 for 2020, 2019 and 2018, respectively.

8    PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9    COMMON STOCK

The number of authorized and outstanding shares of each class of the Company’s common stock at the end of the respective years was as follows:

	2020	2019
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,873,235	8,834,169
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,211,564	1,211,602

Holders of Class A common stock are entitled to elect 25%, or the next highest whole number, of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2020 and 2019 there were 38 and 84 shares of Class B common stock converted into Class A common stock, respectively.

10    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 536,657 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at October 2, 2020.  Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

The Company recognized additional tax benefits from the vesting of restricted stock and restricted stock units of $238, $646 and $369 for 2020, 2019 and 2018, respectively.  In 2020 and 2019, these amounts were recorded as a component of income tax expense. In 2018, the amount was recorded as an increase in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows. The Company recognizes forfeitures of equity awards as incurred.

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

A summary of non-vested stock activity for the two year period ended October 2, 2020 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 28, 2018	46,776	$36.37
Non-vested stock grants	16,366	69.36
Non-vested stock forfeited	(4,290)	38.14
Restricted stock vested	(17,244)	30.05
Non-vested stock at September 27, 2019	41,608	51.78
Non-vested stock grants	19,105	63.33
Restricted stock vested	(20,221)	41.93
Non-vested stock October 2, 2020	40,492	62.15

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 4,054 and 3,381 during 2020 and 2019, respectively.  The fair value of restricted stock vested during 2020, 2019 and 2018 was approximately $1,288, $1,237 and $3,948, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,032, $667 and $501 during 2020, 2019 and 2018, respectively.  The tax benefit recognized during 2020, 2019 and 2018 related to stock based compensation was $252, $163 and $122, respectively.  Unrecognized compensation cost related to non-vested stock as of October 2, 2020 was $1,176, which amount will be amortized to expense through November 2022 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2020 and in prior years have been granted at their fair market value on the date of grant.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees.

A summary of RSU activity follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 28, 2018	79,579	$44.06
RSUs granted	22,192	71.42
RSUs forfeited	(3,052)	58.99
RSUs vested	(40,011)	31.59
RSUs at September 27, 2019	58,708	62.13
RSUs granted	27,517	64.51
RSUs vested	(18,404)	42.80
RSUs at October 2, 2020	67,821	68.34

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company were 3,075 and 6,509 during 2020 and 2019, respectively.  The fair value of restricted stock recognized as a tax deduction during 2020, 2019 and 2018 was approximately $1,600, $2,945 and $80, respectively.

Stock compensation expense, net of forfeitures, related to restricted stock units was $1,611, $1,652 and $1,743 for the years ended October 2, 2020, September 27, 2019 and September 28, 2018, respectively.  The tax benefit recognized during 2020, 2019 and 2018 related to restricted stock unit based compensation was $166, $405 and $424, respectively. Unrecognized compensation cost related to non-vested restricted stock units as of October 2, 2020 was $1,671, which amount will be amortized to expense through September 2021 or adjusted for changes in future estimated or actual forfeitures.

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

The Company issued 2,190, 1,594 and 3,365 shares of Class A common stock under the Purchase Plan during the years 2020, 2019 and 2018, respectively, and recognized expense of $43, $27 and $53 in 2020, 2019 and 2018, respectively.

11    RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family. These transactions include product purchases, aviation services, office rental, and facility fees.  Total costs of these transactions were $1,099, $1,261 and $1,231 for 2020, 2019 and 2018, respectively.  Amounts due to/from related parties were immaterial at October 2, 2020 and September 27, 2019.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At October 2, 2020, the right to returns asset was $1,091 and the accrued returns liability was $2,990. At September 27, 2019, the right to returns asset was $2,013 and the accrued returns liability was $4,847. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

13    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin. During the years ended October 2, 2020, September 27, 2019, and September 28, 2018, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $93,478, $93,056, and $90,554 respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2020	2019	2018
Net sales:
Fishing:
Unaffiliated customers	$449,186	$411,566	$390,679
Interunit transfers	692	555	431
Camping:
Unaffiliated customers	41,554	40,339	37,732
Interunit transfers	38	40	38
Watercraft Recreation:
Unaffiliated customers	41,786	33,405	36,120
Interunit transfers	71	93	160
Diving
Unaffiliated customers	60,853	76,279	78,907
Interunit transfers	20	27	25
Other / Corporate	830	830	830
Eliminations	(821)	(715)	(654)
Total	$594,209	$562,419	$544,268
Operating profit (loss):
Fishing	$95,884	$84,092	$83,696
Camping	4,406	2,896	1,867
Watercraft Recreation	(329)	(2,822)	(1,555)
Diving	(2,576)	3,043	2,766
Other / Corporate	(26,315)	(23,435)	(23,753)
	$71,070	$63,774	$63,021
Depreciation and amortization expense:
Fishing	$8,654	$8,730	$8,174
Camping	639	705	816
Watercraft Recreation	899	1,051	977
Diving	1,761	1,005	1,166
Other / Corporate	2,973	2,473	1,972
	$14,926	$13,964	$13,105
Capital expenditures:
Fishing	$12,847	$13,712	$9,709
Camping	206	210	253
Watercraft Recreation	685	727	859
Diving	947	955	1,109
Other / Corporate	915	1,182	7,222
	$15,600	$16,786	$19,152
Goodwill, net:
Fishing	$11,184	$11,186
Camping	—	—
Watercraft Recreation	—	—
Diving	—	—
	$11,184	$11,186
Total assets (end of period):
Fishing	$206,244	$153,926
Camping	37,514	31,525
Watercraft Recreation	21,038	14,436
Diving	67,393	57,682
Other / Corporate	213,837	178,875
	$546,026	$436,444

A summary of the Company’s operations by geographic area is presented below:

	2020	2019	2018
Net sales:
United States:
Unaffiliated customers	$525,204	$482,326	$456,816
Interunit transfers	17,503	20,991	20,886
Europe:
Unaffiliated customers	28,880	35,114	37,014
Interunit transfers	8,561	9,792	10,438
Canada:
Unaffiliated customers	29,512	30,039	33,358
Interunit transfers	35	—	25
Other:
Unaffiliated customers	10,613	14,940	17,080
Interunit transfers	10	29	231
Eliminations	(26,109)	(30,812)	(31,580)
	$594,209	$562,419	$544,268
Total assets:
United States	$456,188	$356,419
Europe	45,429	41,333
Canada and other	44,409	38,692
	$546,026	$436,444
Long-term assets (1):
United States	$134,932	$96,769
Europe	7,889	3,294
Canada and other	3,988	2,404
	$146,809	$102,467

(1)Long term assets consist of net property, plant and equipment, right of use assets, net intangible assets, goodwill and other assets excluding deferred income taxes.

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

15    VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2020, 2019 and 2018:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year Ended October 2, 2020
Allowance for doubtful accounts	$2,550	$2,095	$1,948	$2,697
Reserves for inventory valuation	5,223	878	716	5,385
Valuation of deferred tax assets	5,964	875	315	6,524
Reserves for sales returns	4,880	1,532	3,369	3,043
Year ended September 27, 2019
Allowance for doubtful accounts	$1,637	$2,003	$1,090	$2,550
Reserves for inventory valuation	5,124	1,009	910	5,223
Valuation of deferred tax assets	6,402	430	868	5,964
Reserves for sales returns	1,532	7,040	3,692	4,880
Year ended September 28, 2018
Allowance for doubtful accounts	$2,231	$21	$615	$1,637
Reserves for inventory valuation	5,428	394	698	5,124
Valuation of deferred tax assets	8,724	1,148	3,470	6,402
Reserves for sales returns	1,930	3,927	4,325	1,532

16    QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$128,054	$104,440	$163,084	$177,707	$138,390	$176,253	$164,681	$104,019
Gross profit	53,612	44,319	75,132	79,129	62,562	79,725	73,687	46,583
Operating profit (loss)	6,801	5,978	31,794	27,844	12,929	28,029	19,546	1,923
Income (loss) before income taxes	8,589	4,331	28,377	30,020	15,557	28,892	21,179	3,264
Income tax expense	2,159	810	7,990	8,097	2,688	6,826	5,632	(639)
Net income (loss)	$6,430	$3,521	$20,387	$21,923	$12,869	$22,066	$15,547	$3,903
Net income (loss) per common share - Basic:
Class A	$0.65	$0.36	$2.05	$2.21	$1.29	$2.22	$1.56	$0.49
Class B	$0.59	$0.32	$1.86	$2.01	$1.17	$2.02	$1.42	$0.45
Net income (loss) per common share - Diluted:
Class A	$0.64	$0.35	$2.02	$2.18	$1.27	$2.19	$1.53	$0.49
Class B	$0.64	$0.35	$2.02	$2.18	$1.27	$2.19	$1.53	$0.49

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the entire year.

17    SUBSEQUENT EVENTS

In September 2020, the Company's Board of Directors approved termination of, and authorized Company management to commence taking actions to terminate, the Company's defined benefit pension plans. In November 2020, Company management commenced actions to terminate the plans. When the termination and related payouts occur, they are estimated to unfavorably impact net income by approximately $4 to $5 million.