Form 10-Q
period 2021-01-01
JOHNSON OUTDOORS INC
filed 2021-02-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2021

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

(262) 631-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $.05 par value per share	JOUT	NASDAQ Global Select MarketSM

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 29, 2021, 8,900,608 shares of Class A and 1,211,564 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three months ended January 1, 2021 and December 27, 2019	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three months ended January 1, 2021 and December 27, 2019	- 2

		Condensed Consolidated Balance Sheets - January 1, 2021, October 2, 2020, and December 27, 2019	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three months ended January 1, 2021 and December 27, 2019	- 4

		Condensed Consolidated Statements of Cash Flows - Three months ended January 1, 2021 and December 27, 2019	- 5

		Notes to Condensed Consolidated Financial Statements	- 6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 19

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 25

	Item 4.	Controls and Procedures	- 26

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 27

	Item 1A.	Risk Factors	- 27

	Item 6.	Exhibits	- 27

		Signatures	- 28

		Exhibit Index	- 29

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(thousands, except per share data)	January 1, 2021	December 27, 2019
Net sales	$165,667	$128,054
Cost of sales	90,637	74,442
Gross profit	75,030	53,612
Operating expenses:
Marketing and selling	32,533	29,305
Administrative management, finance and information systems	12,891	11,975
Research and development	6,049	5,531
Total operating expenses	51,473	46,811
Operating profit	23,557	6,801
Interest income	(82)	(655)
Interest expense	32	35
Other income, net	(2,404)	(1,168)
Profit before income taxes	26,011	8,589
Income tax expense	6,164	2,159
Net income	$19,847	$6,430

Weighted average common shares - Basic:
Class A	8,840	8,800
Class B	1,212	1,212
Participating securities	39	27
Weighted average common shares - Dilutive	10,091	10,039
Net income per common share - Basic:
Class A	$1.99	$0.65
Class B	$1.81	$0.59
Net income per common share - Diluted:
Class A	$1.96	$0.64
Class B	$1.96	$0.64

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(thousands)	January 1, 2021	December 27, 2019
Net income	$19,847	$6,430
Other comprehensive income:
Foreign currency translation	2,442	700
Defined benefit pension plan:
Change in pension plans, net of tax of $34 and $21, respectively	101	61
Total other comprehensive income	2,543	761
Total comprehensive income	$22,390	$7,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	January 1, 2021	October 2, 2020	December 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$195,923	$212,437	$138,257
Accounts receivable, net	97,386	67,292	78,249
Inventories	114,849	97,437	103,885
Other current assets	9,098	11,372	9,735
Total current assets	417,256	388,538	330,126
Property, plant and equipment, net of accumulated depreciation of $160,822, $156,541 and $146,453, respectively	63,657	63,037	59,629
Right of use assets	38,784	40,666	40,302
Deferred income taxes	10,850	10,679	11,456
Goodwill	11,219	11,184	11,193
Other intangible assets, net	8,911	9,052	11,128
Other assets	26,504	22,870	22,289
Total assets	$577,181	$546,026	$486,123
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,908	$37,327	$35,384
Current lease liability	6,411	6,587	5,835
Accrued liabilities:
Salaries, wages and benefits	16,080	23,275	13,767
Accrued warranty	11,980	10,849	10,443
Income taxes payable	10,724	6,681	9,598
Accrued discounts and returns	8,648	5,113	8,146
Accrued customer programs	5,508	4,426	3,819
Other	9,029	11,349	8,269
Total current liabilities	113,288	105,607	95,261
Non-current lease liability	33,260	34,931	35,133
Deferred income taxes	1,477	1,418	1,657
Retirement benefits	801	853	1,001
Deferred compensation liability	25,033	21,585	21,009
Other liabilities	4,710	3,532	1,823
Total liabilities	178,569	167,926	155,884
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 8,900,608, 8,873,235 and 8,858,611, respectively	443	443	443
Class B shares issued and outstanding: 1,211,564, 1,211,564 and 1,211,602, respectively	61	61	61
Capital in excess of par value	79,379	78,668	76,523
Retained earnings	314,184	296,431	253,114
Accumulated other comprehensive income	7,260	4,717	2,319
Treasury stock at cost, shares of Class A common stock: 41,977, 36,316 and 36,354, respectively	(2,715)	(2,220)	(2,221)
Total shareholders’ equity	398,612	378,100	330,239
Total liabilities and shareholders’ equity	$577,181	$546,026	$486,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Three Months Ended January 1, 2021
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 2, 2020	10,084,799	$504	$78,668	$296,431	$4,717	$(2,220)
Net income	—	—	—	19,847	—	—
Dividends declared	—	—	—	(2,094)	—	—
Award of non-vested shares	33,034	—	—	—	—	—
Stock-based compensation	—	—	711	—	—	—
Currency translation adjustment	—	—	—	—	2,442	—
Change in pension plans, net of tax of $34	—	—	—	—	101	—
Purchase of treasury stock at cost	(5,661)	—	—	—	—	(495)
BALANCE AT JANUARY 1, 2021	10,112,172	$504	$79,379	$314,184	$7,260	$(2,715)

Three Months Ended December 27, 2019
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 27, 2019	10,045,771	$504	$75,856	$248,377	$1,558	$(1,761)
Net income	—	—	—	6,430	—	—
Dividends declared	—	—	—	(1,693)	—	—
Award of non-vested shares	31,571	—	—	—	—	—
Stock-based compensation	—	—	667	—	—	—
Currency translation adjustment	—	—	—	—	700	—
Change in pension plans, net of tax of $21	—	—	—	—	61	—
Purchase of treasury stock at cost	(7,129)	—	—	—	—	(460)
BALANCE AT DECEMBER 27, 2019	10,070,213	$504	$76,523	$253,114	$2,319	$(2,221)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	January 1, 2021	December 27, 2019
CASH USED FOR OPERATING ACTIVITIES
Net income	$19,847	$6,430
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	3,349	3,176
Amortization of intangible assets	144	256
Amortization of deferred financing costs	7	7
Stock based compensation	711	667
Deferred income taxes	(146)	—
Change in operating assets and liabilities:
Accounts receivable, net	(29,693)	(33,616)
Inventories, net	(16,627)	(9,298)
Accounts payable and accrued liabilities	7,905	2,090
Other current assets	2,335	1,619
Other non-current assets	4,018	—
Other long-term liabilities	(2,818)	(412)
Other, net	(270)	(7)
	(11,238)	(29,088)
CASH USED FOR INVESTING ACTIVITIES
Proceeds from sale of productive assets	2	—
Capital expenditures	(4,390)	(3,307)
	(4,388)	(3,307)
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(2,094)	(1,689)
Purchases of treasury stock	(495)	(460)
	(2,589)	(2,149)
Effect of foreign currency rate changes on cash	1,701	419
Decrease in cash and cash equivalents	(16,514)	(34,125)
CASH AND CASH EQUIVALENTS
Beginning of period	212,437	172,382
End of period	$195,923	$138,257

Supplemental Disclosure:
Cash paid for taxes	$103	$123
Cash paid for interest	30	30

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of January 1, 2021 and December 27, 2019, and their results of operations for the three month periods then ended and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2020 which was filed with the Securities and Exchange Commission on December 11, 2020.

Due to seasonal variations and other factors, some of which are described herein, including related to the coronavirus (COVID-19) outbreak and resulting pandemic, the results of operations for the three months ended January 1, 2021 are not necessarily indicative of the results to be expected for the Company’s full 2021 fiscal year.  See "Coronavirus (COVID-19) below and “Seasonality” and "Coronavirus (COVID-19)" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

The Company considers all short-term investments in interest-bearing accounts and all securities and other instruments with an original maturity of three months or less, to be equivalent to cash. Cash equivalents are stated at cost which approximates market value.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Coronavirus (COVID-19)
In March 2020, the World Health Organization recognized the current coronavirus (COVID-19) outbreak as a global pandemic. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions imposed varying degrees of restrictions on social and commercial activity, including imposing travel restrictions, issuing quarantine, shelter-in-place and stay at home orders and guidelines and related actions, mandating mask wearing, limiting business capacity and generally restricting freedom of movement, in order to promote social distancing and other similar programs all in an effort to slow the spread of the illness.

While some government mandates eased in the latter half of fiscal 2020, these mandates continued to emphasize social distancing measures to the general public. As a result, we saw increased participation in fishing, camping and watercraft recreation and related demand for our products, largely driven by consumer desire to engage in socially distant and safe activities in the great outdoors in the latter part of fiscal 2020, which continued into the first quarter of fiscal 2021. Nonetheless, the full extent to which the COVID-19 pandemic will impact our business, results of operations, and financial condition, including with respect to consumer buying patterns for the rest of our fiscal 2021, will depend on future developments, including any potential worsening or improvement of the pandemic, which are beyond our control and which remain highly uncertain and cannot be predicted. This includes, but is not limited to, the duration, spread, severity and impact of the COVID-19 pandemic, vaccine distribution and effectiveness, or future waves, increasing outbreaks or hot spots of the pandemic in our areas of operations or in key markets, the effects of the pandemic on our customers, consumers, suppliers and vendors and the remedial actions and stimulus measures adopted by federal, state and local governments in reaction to the pandemic. Further, the authorization of vaccines for COVID-19 by governments around the world, including the distribution of same, may further impact commercial activity and customer or consumer buying behavior, and the extent to which these developments will impact demand for, and participation in, outdoor recreation and related products is unknown. As the COVID-19 pandemic continues to impact various key regions of the world, even after it subsides, we may continue to experience adverse impacts to our business, including our supply chain, as a result of any economic recession that has occurred or may occur in the future. As a result, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on Company operations and profitability at this time as the situation is dynamic and constantly changing. We continue to monitor evolving economic and general business conditions stemming from the COVID-19 pandemic and the actual and potential impacts on our financial position, results of operations and cash flows.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,823, $2,697 and $3,062 as of January 1, 2021, October 2, 2020 and December 27, 2019, respectively. The increase in net accounts receivable to $97,386 as of

Index	JOHNSON OUTDOORS INC.
January 1, 2021 from $67,292 as of October 2, 2020 is largely attributable to the impact of the COVID-19 pandemic on the buying patterns of the Company’s customers, which has shifted the seasonal nature of the Company’s business and has caused increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist (including as a result of the impact of COVID-19), a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three month periods ended January 1, 2021 and December 27, 2019, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three month periods ended January 1, 2021 and December 27, 2019, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 40,647 and 40,312 for the three months ended January 1, 2021 and December 27, 2019, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 30,786 and 41,111 for the three month periods ended January 1, 2021 and December 27, 2019, respectively.

Dividends per share

Dividends per share for the three month periods ended January 1, 2021 and December 27, 2019 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended
	January 1, 2021	December 27, 2019
Dividends declared per common share:
Class A	$0.21	$0.17
Class B	$0.19	$0.15

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 507,510 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at January 1, 2021. Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the three months ended January 1, 2021 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 2, 2020	40,492	$62.15
Non-vested stock grants	8,758	88.49
Restricted stock vested	(7,586)	43.12
Non-vested stock at January 1, 2021	41,664	71.15

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,341 and 4,054 during the three month periods ended January 1, 2021 and December 27, 2019, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $279 and $240 for the three month periods ended January 1, 2021 and December 27, 2019, respectively. Unrecognized compensation cost related to non-vested stock as of January 1, 2021 was $1,672, which amount will be amortized to expense through November 2024 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended January 1, 2021 and December 27, 2019 was $658 and $839, respectively.

Restricted Stock Units

Index	JOHNSON OUTDOORS INC.
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

A summary of RSU activity for the three months ended January 1, 2021 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 2, 2020	67,821	$68.34
RSUs granted	20,059	88.49
RSUs vested	(18,112)	43.49
RSUs at January 1, 2021	69,768	80.58

Stock compensation expense, net of forfeitures, related to RSUs was $432 and $420 for the three months ended January 1, 2021 and December 27, 2019, respectively. Unrecognized compensation cost related to non-vested RSUs as of January 1, 2021 was $3,050, which amount will be amortized to expense through September 2023 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 3,320 and 3,075 during the three month periods ended January 1, 2021 and December 27, 2019, respectively.

The fair value of restricted stock units recognized as a tax deduction during the three month periods ended January 1, 2021 and December 27, 2019 was $2,148 and $1,426, respectively.

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

During the three month period ended January 1, 2021, the Company issued 0 shares of Class A common stock and recognized $0 of expense in connection with the Employees' Stock Purchase Plan. During the three month period ended December 27, 2019, the Company issued 0 shares of Class A common stock and recognized $7 of expense in connection with the Plan.

5    PENSION PLANS

The Company has two non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company made contributions of $43 and $44 to its pension plans for the three months ended January 1, 2021 and December 27, 2019, respectively.

Index	JOHNSON OUTDOORS INC.

During the first quarter of fiscal 2021, Company management commenced actions to terminate both of the pension plans. As part of the termination of these plans, all plan participants will have the option of taking a lump sum payment or receiving payout pursuant to an annuity contract. When the termination and related payouts occur, they are estimated to unfavorably impact net income by approximately $4 to $5 million.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three month periods ended January 1, 2021 and December 27, 2019 were as follows:

	Three Months Ended
	January 1, 2021	December 27, 2019
Components of net periodic benefit cost:
Service cost	$—	$—
Interest on projected benefit obligation	233	276
Less estimated return on plan assets	160	214
Amortization of unrecognized losses (gains)	134	82
Net periodic benefit cost	$207	$144

6    INCOME TAXES

For the three months ended January 1, 2021 and December 27, 2019, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended
(thousands, except tax rate data)	January 1, 2021	December 27, 2019
Profit before income taxes	$26,011	$8,589
Income tax expense	6,164	2,159
Effective income tax rate	23.7%	25.1%

The decrease in the effective tax rate for the three months ended January 1, 2021 compared to the prior year period is primarily due to a current period income tax benefit of an intra-entity transfer of an asset other than inventory.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended January 1, 2021 and December 27, 2019 were:

January 1, 2021	December 27, 2019
France	France
Indonesia	Indonesia
Switzerland	Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2021 fiscal year tax expense is anticipated to be unchanged related to uncertain income tax positions.

Index	JOHNSON OUTDOORS INC.
In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.  The Company is projecting accrued interest of $300 related to uncertain income tax positions for the fiscal year ending October 1, 2021.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   As of the date of this report, the following tax years remain open to examination by the respective significant tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2017-2020
Canada	2016-2020
France	2017-2020
Germany	2017-2020
Italy	2018-2020
Switzerland	2010-2020

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	January 1, 2021	October 2, 2020	December 27, 2019
Raw materials	$63,353	$48,874	$47,208
Work in process	38	39	463
Finished goods	51,458	48,524	56,214
	$114,849	$97,437	$103,885

8    GOODWILL

The changes in goodwill during the three months ended January 1, 2021 and December 27, 2019 were as follows:

	January 1, 2021	December 27, 2019
Balance at beginning of period	$11,184	$11,186
Amount attributable to movements in foreign currency rates	35	7
Balance at end of period	$11,219	$11,193

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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the three months ended January 1, 2021 and December 27, 2019.

Index	JOHNSON OUTDOORS INC.

	January 1, 2021	December 27, 2019
Balance at beginning of period	$10,849	$9,190
Expense accruals for warranties issued during the period	3,177	3,335
Less current period warranty claims paid	2,046	2,082
Balance at end of period	$11,980	$10,443

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

11    INDEBTEDNESS

The Company had no debt outstanding at January 1, 2021, October 2, 2020, or December 27, 2019.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at January 1, 2021 and December 27, 2019 were approximately 1.1% and 2.8%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of January 1, 2021 or December 27, 2019.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $181 and $181 as of January 1, 2021 and December 27, 2019, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 10% of the Company’s revenues for the three month

Index	JOHNSON OUTDOORS INC.
period ended January 1, 2021 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros, approximately 4% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of January 1, 2021 and December 27, 2019, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at January 1, 2021, October 2, 2020 and December 27, 2019 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Valuation Techniques

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  These assets are included in "Other assets" in the Company's Condensed Consolidated Balance Sheets, and the mark to market adjustments on the assets are recorded in “Other income, net” in the accompanying Condensed Consolidated Statements of Operations. The offsetting deferred compensation liability is also reported at fair value as "Deferred compensation liability" in the Company's accompanying Condensed Consolidated Balance Sheets. Changes in the liability are recorded in "Administrative management, finance and information systems" expense in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s financial assets measured at fair value as of January 1, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$25,032	$—	$—	$25,032

The following table summarizes the Company’s financial assets measured at fair value as of October 2, 2020:

Index	JOHNSON OUTDOORS INC.

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$21,550	$—	$—	$21,550

The following table summarizes the Company’s financial assets measured at fair value as of December 27, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$20,978	$—	$—	$20,978

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended January 1, 2021 and December 27, 2019 was:

		Three Months Ended
	Location of income loss recognized in Statement of Operations	January 1, 2021	December 27, 2019
Rabbi trust assets	Other income, net	$2,596	$1,192

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended January 1, 2021 or December 27, 2019.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. This guidance was effective for the Company in the first quarter of fiscal year 2021, and must be adopted by applying a cumulative effect adjustment to retained earnings. The Company adopted the provisions of this ASU at the beginning of the first quarter of fiscal 2021, however the ASU did not have a significant impact on its financial statements, and therefore no adjustment to retained earnings was necessary.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At January 1, 2021, the right to returns asset was $1,367 and the accrued returns liability was $3,621. At December 27, 2019, the right to returns asset was $1,112 and the accrued returns liability was $3,394. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

16    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three month periods ended January 1, 2021 and December 27, 2019, combined net sales to two customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $53,573 and $32,321, respectively, of the Company's consolidated revenues.

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

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended
	January 1, 2021	December 27, 2019	October 2, 2020
Net sales:
Fishing:
Unaffiliated customers	$126,859	$99,193
Interunit transfers	140	85
Camping:
Unaffiliated customers	12,185	7,505
Interunit transfers	9	9
Watercraft Recreation:
Unaffiliated customers	12,397	4,803
Interunit transfers	46	6
Diving
Unaffiliated customers	14,090	16,458
Interunit transfers	3	1
Other / Corporate	136	95
Eliminations	(198)	(101)
Total	$165,667	$128,054
Operating profit (loss):
Fishing	$27,763	$15,018
Camping	2,808	66
Watercraft Recreation	1,069	(1,563)
Diving	(341)	205
Other / Corporate	(7,742)	(6,925)
	$23,557	$6,801
Total assets (end of period):
Fishing	$244,217	$216,783	$206,244
Camping	40,901	32,815	37,514
Watercraft Recreation	24,058	20,611	21,038
Diving	68,818	64,799	67,393
Other / Corporate	199,187	151,115	213,837
	$577,181	$486,123	$546,026
1

Index	JOHNSON OUTDOORS INC.
17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended January 1, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2020	$7,323	$(2,606)	$4,717
Other comprehensive income before reclassifications	2,442	—	2,442
Amounts reclassified from accumulated other comprehensive income	—	135	135
Tax effects	—	(34)	(34)
Balance at January 1, 2021	$9,765	$(2,505)	$7,260

The changes in AOCI by component, net of tax, for the three months ended December 27, 2019 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2019	$4,790	$(3,232)	$1,558
Other comprehensive income before reclassifications	700	—	700
Amounts reclassified from accumulated other comprehensive income	—	82	82
Tax effects	—	(21)	(21)
Balance at December 27, 2019	$5,490	$(3,171)	$2,319

    The reclassifications out of AOCI for the three months ended January 1, 2021 and December 27, 2019 were as follows:

	Three Months Ended
	January 1, 2021	December 27, 2019	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$135	$82	Other income and expense
Tax effects	(34)	(21)	Income tax expense
Total reclassifications for the period	$101	$61

Index	JOHNSON OUTDOORS INC.
18    LEASES

    Adoption of Topic 842

At the beginning of fiscal year 2020, the Company adopted ASU 2016-02 and all subsequent ASUs that modified accounting standards Topic 842 using a modified retrospective adoption method, in which right-of-use ("ROU") assets and lease liabilities are recognized in the condensed consolidated balance sheets. Under the effective date transition method, financial results reported in periods prior to fiscal year 2020 are unchanged. The Company also elected the package of practical expedients permitted under the standard, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an ongoing accounting policy election, the Company will exclude short-term leases (terms of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for most asset classes. All leases in which the Company is the lessee are classified as operating leases, and the Company does not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor.

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

The Company determines if an arrangement is a lease at inception. The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. As of January 1, 2021, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 15 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the ROU assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended January 1, 2021 and December 27, 2019 were as follows:

	Three months ended	Three months ended
	January 1, 2021	December 27, 2019
Lease Cost
Operating lease costs	$2,012	$1,776
Short-term lease costs	391	483
Variable leases costs	46	43
Total lease cost	$2,449	$2,302

Included in the amounts in the table above, were rent expense to related parties of $255 and $246 for the three months ended January 1, 2021 and December 27, 2019, respectively.

As of January 1, 2021, the Company did not have any finance leases. There were no significant new leases entered into during the quarter ended January 1, 2021. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

Index	JOHNSON OUTDOORS INC.

	Three months ended	Three months ended
	January 1, 2021	December 27, 2019
Operating leases:

Operating lease ROU assets	$38,784	$40,302

Current operating leases liabilities	6,411	5,835
Non-current operating lease liabilities	33,260	35,133
Total operating lease liabilities	$39,671	$40,968

Weighted average remaining lease term (in years)	9.88	10.67

Weighted average discount rate	2.84%	2.83%

Cash paid for amounts included in the measurement of lease liabilities	$1,857	$1,571

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at January 1, 2021 were as follows:

Year	Related parties included in total	Total
Remainder of 2021	$868	$6,508
2022	193	5,316
2023	—	4,619
2024	—	4,617
2025	—	3,676
Thereafter	—	21,512
Total undiscounted lease payments	1,061	46,248
Less: Imputed interest	(9)	(6,577)
Total net lease liability	$1,052	$39,671

As of January 1, 2021, the Company did not have any additional significant operating leases commitments that have not yet commenced.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended January 1, 2021 and December 27, 2019. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•Forward Looking Statements
•Trademarks
•Overview
•Results of Operations
•Liquidity and Financial Condition
•Contractual Obligations and Off Balance Sheet Arrangements
•Critical Accounting Policies and Estimates

Index	JOHNSON OUTDOORS INC.
This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2020 which was filed with the Securities and Exchange Commission on December 11, 2020.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 11, 2020, the update to such "Risk Factors" section in Part II, Item 1A in this Form 10-Q and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic which has affected, and may continue to affect, market and economic conditions, and the timing, pricing and continued availability of raw materials and components from our supply chain, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components necessary to manufacture and produce the Company's products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Coronavirus (COVID-19)

Due to the timing of the COVID-19 outbreak, the Company's fiscal 2020 first quarter was not impacted by the pandemic. The Company began seeing the impacts of the pandemic during the second fiscal quarter of 2020, which continued through the remainder of fiscal year 2020 and into the fiscal 2021 first quarter.

Index	JOHNSON OUTDOORS INC.

Due to the unique aspects of this pandemic and the various government prescriptions for the general public to maintain social distancing and avoid activities involving large crowds or being in confined spaces with others to mitigate the spread of the virus, the warm weather outdoor recreation industry has benefited from increased participation in outdoor recreation activities. As consumers took advantage of being outdoors, the Company has seen an increase in demand for many of its warm weather outdoor recreational products. As a result, each of our Fishing, Camping and Watercraft Recreation segments experienced increased sales volumes in the first quarter of the current fiscal year versus the prior period. Our customers’ inventory levels, were drawn down during the past fiscal year as consumers purchased related products, and accordingly, we experienced strong orders from our customers in the fiscal 2021 first quarter to fill their pipelines in anticipation of the fiscal 2021 warm-weather recreational season. Managing the supply chain, and ensuring the availability of components, parts and other raw materials across our segments will be essential to meeting this increased demand.

The Company continues to monitor and strategically plan for the longer-term impacts from the COVID-19 pandemic on demand for the Company's products, as well as the impact on its supply chain, including with respect to the timely availability of raw materials and other components that get incorporated into the Company's end products. Nonetheless because the Company has product offerings in several segments that allow consumers to engage in socially distant and relatively pandemic-safe activities outdoors year round, the Company continues to promote and encourage the use of its products as outdoor recreational options for the public in light of the continued COVID-19 health crisis. Moreover, the Company continues to strategically evaluate and leverage the increased demand for many of its products by making disciplined investments for future, long-term growth in spite of the ongoing COVID-19 pandemic.

Highlights

Net sales of $165,667 for the first quarter of fiscal 2021 increased $37,613, or 29%, from the same period in the prior year, reflecting increased sales volumes across all businesses, except Diving, mainly attributable to increased participation in outdoor recreation activities as a result of social distancing and other indoor activity restrictions related to the COVID-19 pandemic. Additionally, we have seen our customers replenish their inventory levels of our products to meet expected demand for the Fiscal 2021 warm-weather outdoor recreational season. This sales volume increase was the primary driver of the increase of $16,756 in operating profit over the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter traditionally falls prior to the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years. See “Coronavirus (COVID-19)” above for additional information of the impact of COVID-19 on changes to the Company’s seasonality for fiscal 2020 which changes may continue to evolve in fiscal 2021.

	Fiscal Year
	2020		2019		2018
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	22%	10%	19%	9%	21%	11%
March	27%	45%	32%	43%	31%	41%
June	23%	17%	31%	43%	31%	51%
September	28%	28%	18%	5%	17%	-3%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended
	January 1, 2021	December 27, 2019
Net sales:
Fishing	$126,999	$99,278
Camping	12,194	7,514
Watercraft Recreation	12,443	4,809
Diving	14,093	16,459
Other / Eliminations	(62)	(6)
Total	$165,667	$128,054
Operating profit (loss):
Fishing	$27,763	$15,018
Camping	2,808	66
Watercraft Recreation	1,069	(1,563)
Diving	(341)	205
Other / Eliminations	(7,742)	(6,925)
Total	$23,557	$6,801

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended January 1, 2021 were $165,667, an increase of $37,613, or 29%, compared to $128,054 for the three months ended December 27, 2019. Foreign currency translation had a favorable impact of less than 1% on current year first quarter net sales compared to the prior year's first quarter net sales.

Net sales for the three months ended January 1, 2021 for the Fishing business were $126,999, an increase of $27,721, or 28%, from $99,278 during the first fiscal quarter of the prior year. The increase over the prior year quarter was driven by increased participation in outdoor recreation, principally as a result of the effect of COVID-19 on consumer recreation and leisure choices, resulting in higher demand across all product lines in the current year quarter.

Net sales for the Camping business were $12,194 for the first quarter of the current fiscal year, an increase of $4,680, or 62%, from the prior year net sales during the same period of $7,514. Increased sales of consumer tents, commercial tents and Jetboil products as a result of increased participation in outdoor recreation activities drove the increase.

Net sales for the first quarter of fiscal 2021 for the Watercraft Recreation business were $12,443, an increase of $7,634, or 159%, compared to $4,809 in the prior year same period. New product success and increased demand throughout the quarter drove the overall increase over the prior year quarter.

As noted above, as consumers took on greater interest in outdoor activities due to the COVID-19 pandemic, demand for many of our outdoor recreation products in our fishing, camping and watercraft recreation segments increased beyond the normal seasonal selling period. This resulted in our inventory levels, as well as the inventory levels for many of our customers, being depleted, which subsequently resulted in continued strong demand for our customers to fill their pipeline and stock inventory of our products in these three business segments in anticipation of the 2021 warm-weather recreational season. All of these actions resulted in strong demand for our products in these segments which generated the favorable quarter over quarter sales comparison.

Net sales for Diving, our most global business, were $14,093 for the three months ended January 1, 2021 versus $16,459 for the three months ended December 27, 2019, a decrease of $2,366, or 14%.  The decrease is largely due to the effects of COVID-19 on demand as a result of the continued closure of destination travel locations and lower tourism activities, which more than offset a favorable foreign currency translation impact on sales in this segment of approximately 4% versus the prior year quarter. Due to the timing of the COVID-19 pandemic upon our business, our results for the prior year first quarter were not impacted by COVID-19.

Index	JOHNSON OUTDOORS INC.
Cost of Sales

Cost of sales for the three months ended January 1, 2021 was $90,637 compared to $74,442 for the three months ended December 27, 2019.  The increase year over year was driven primarily by increases in variable costs due to the higher sales volume in the current year quarter over the prior year quarter.

Gross Profit Margin

For the three months ended January 1, 2021, gross profit as a percentage of net sales was 45.3% compared to 41.9% in the three month period ended December 27, 2019. The improvement year over year was due primarily to product mix and increased efficiencies between periods, which more than offset $700 of higher tariff costs year over year.

At current expected rates, the Company anticipates an aggregate negative impact of Section 301 tariffs on China sourced goods, net of mitigation actions, on the Company's full fiscal 2021 gross profit of approximately $7 million, compared to approximately $3.5 million during the full previous fiscal year. The expiration of tariff exclusions that the Company secured in prior periods, combined with the application of new tariffs on a broader assortment of goods, is driving the expected year over year increase in tariff costs.

Operating Expenses

Operating expenses were $51,473 for the three months ended January 1, 2021 compared to $46,811 for the three months ended December 27, 2019.  The increase of $4,662 was primarily due to the impact of higher sales and sales volume driven expenses, as well as higher deferred compensation expense between quarters. Favorable market conditions on the Company's deferred compensation plan assets resulted in approximately $1,400 of higher deferred compensation expense in the current year quarter as compared to the prior year quarter, which was entirely offset by a gain in Other Income, net related to marking these deferred compensation plan assets to market.

Operating Profit

Operating profit on a consolidated basis for the three month period ended January 1, 2021 was $23,557 compared to an operating profit of $6,801 in the first quarter of the prior fiscal year.   Higher sales volumes and the other factors discussed above were the primary drivers of the increase in operating profit between quarters.

Interest

For the three months ended January 1, 2021, interest expense was $32 compared to $35 in the three months ended December 27, 2019. Interest income for the three month periods ended January 1, 2021 and December 27, 2019 was $82 and $655, respectively. The decrease in interest income year over year was mainly driven by the decrease in interest rates in fiscal 2021 versus the corresponding period of fiscal 2020.

Other Income, net

Other income was $2,404 for the three months ended January 1, 2021 compared to $1,168 in the prior year period.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $2,737 in the three month period ended January 1, 2021 compared to $1,324 in the three month period ended December 27, 2019. The increase year over year in the investment value of these assets was offset by the deferred compensation expense included in the Company's Operating expenses during the same periods. For the three months ended January 1, 2021, foreign currency exchange losses were $96 compared to $33 for the three months ended December 27, 2019.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month period ended January 1, 2021 was 23.7% compared to 25.1% in the corresponding period of the prior year. The key factor impacting the effective tax rate for the three months ended January 1, 2021 was a current period income tax benefit of an intra-entity transfer of an asset other than inventory.

Net Income

Net income for the three months ended January 1, 2021 was $19,847, or $1.96 per diluted common class A and B share, compared to net income of $6,430, or $0.64 per diluted common class A and B share, for the first quarter of the prior fiscal

Index	JOHNSON OUTDOORS INC.
year. The increase in net income between quarters was driven by the increased sales demand for many of the Company’s products between quarters and the other factors described above.

Liquidity and Financial Condition

Cash and cash equivalents totaled $195,923 as of January 1, 2021, compared to cash and cash equivalents of $138,257 as of December 27, 2019.  The increase in cash year over year was due primarily to increased operating profits earned over the prior year quarter. The Company’s debt to total capitalization ratio was 0% as of January 1, 2021 and December 27, 2019.  The Company’s total debt balance was $0 as of each of January 1, 2021 and December 27, 2019.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $97,386 as of January 1, 2021, an increase of $19,137 compared to $78,249 as of December 27, 2019.  The increase is consistent with increased sales volumes year over year. Inventories were $114,849 as of January 1, 2021, an increase of $10,964, compared to $103,885 as of December 27, 2019. The increase over the prior year period is due to increased raw material and other component purchases in an effort to meet increased demand for products in the current year period. Accounts payable were $44,908 at January 1, 2021 compared to $35,384 as of December 27, 2019, which increase corresponded with the increase in inventory balances between quarters.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended
(thousands)	January 1, 2021	December 27, 2019
Cash provided by (used for):
Operating activities	$(11,238)	$(29,088)
Investing activities	(4,388)	(3,307)
Financing activities	(2,589)	(2,149)
Effect of foreign currency rate changes on cash	1,701	419
Decrease in cash and cash equivalents	$(16,514)	$(34,125)

Operating Activities

Cash used for operations totaled $11,238 for the three months ended January 1, 2021 compared to $29,088 during the corresponding period of the prior fiscal year.  The decrease in cash used for operations over the prior year three month period was due primarily to increased net income between periods, as well as changes in working capital balances between quarters. Depreciation and amortization charges were $3,493 for the three month period ended January 1, 2021 compared to $3,432 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $4,388 for the three months ended January 1, 2021 compared to cash used for investing activities of $3,307 for the corresponding period of the prior fiscal year.  Cash usage for capital expenditures totaled $4,390 for the current year three month period and $3,307 for the prior year period.  Any additional capital expenditures in fiscal 2021 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $2,589 for the three months ended January 1, 2021 compared to $2,149 for the three month period ended December 27, 2019 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either quarter ended January 1, 2021 and December 27, 2019. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of January 1, 2021 the Company held approximately $48,609 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

Index	JOHNSON OUTDOORS INC.

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  The following schedule details these significant contractual obligations existing at January 1, 2021.

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating lease obligations	$46,248	$6,508	$9,935	$8,293	$21,512
Open purchase orders	134,066	134,066	—	—	—
Contractually obligated interest payments	211	84	127	—	—
Total contractual obligations	$180,525	$140,658	$10,062	$8,293	$21,512

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $181 and $181 as of January 1, 2021 and December 27, 2019, respectively.

The Company anticipates making contributions of $128 to its defined benefit pension plans during the remainder of fiscal 2021.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 2, 2020 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 11, 2020. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended January 1, 2021.

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

Coronavirus outbreak

As disclosed in our prior filings with the Securities and Exchange Commission and elsewhere herein, in December 2019, a new strain of coronavirus ("COVID-19"), began to spread globally, leaving no region or part of the world unaffected by the pandemic it has created. Governments and health authorities have been taking, and continue to take, measures to prevent the spread of this virus, and have approved the use of vaccines to help curb the spread of this virus, but it is presently unknown to what extent the vaccines and these other actions will be successful or the potential timing of completion of these measures and their outcome and impact on the Company's business in the future. If COVID-19 is not contained, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company (at the quantities and pricing demanded by the Company), the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if a significant number of its employees at a particular facility or location were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could be adversely impacted. The continued financial impact of the coronavirus pandemic on the Company (including with respect to the continued heightened demand for the Company’s outdoor recreation products) will depend on future developments and cannot be reasonably predicted or estimated at this time, but could materially and adversely affect its results for an unknown but possibly extended period. See the section "Risk Factors" identified in Part I, Item 1A in our Form 10-K filed with the Securities and Exchange Commission on December 11, 2020 for more information.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company

Index	JOHNSON OUTDOORS INC.
has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 10% of the Company’s revenues for the three month period ended January 1, 2021 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros, approximately 4% in Canadian dollars and approximately 1% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of January 1, 2021 and December 27, 2019, the Company held no foreign currency forward contracts.

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

Supply Chain Sourcing Risk

As described elsewhere herein, the COVID-19 pandemic has disrupted the normal seasonal selling patterns for the Company’s warm-weather outdoor recreation products. As stay at home restrictions were lifted, the Company has seen an increase in demand for its products that has continued into the fiscal 2021 first quarter. This higher than normal level of demand may place strain on the Company’s supply chain, which may result in limited availability of key raw materials and components that may ultimately result in delays in fulfilling orders or higher purchase prices (including increased expediting costs) to get the raw material and other components needed for the Company to fulfill orders and meet demand. The Company is monitoring this risk and planning for alternative sources of supply of critical components.

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

Index	JOHNSON OUTDOORS INC.
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

Item 1A. Risk Factors

The following risk factor is in addition to the risk factors previously disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on December 11, 2020. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K as filed with the Securities and Exchange Commission on December 11, 2020.

Our stock price is volatile and our shareholders may not be able to resell shares of Class A Common Stock at or above the price they paid.

The trading price of our Class A Common Stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this Report, those discussed under the “Risk Factors” section of our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 11, 2020 and others such as:

•announcements relating to our earnings trends or with respect to any cost-cutting actions or other strategic transactions involving Johnson Outdoors;
•announcements relating to product development efforts of Johnson Outdoors or competitors;
•announcements relating to the receipt, modification or termination of customer or supplier contracts, including with respect to any government contracts or grants;
•prevailing economic conditions;
•business disruptions caused by weather events, pandemics, or other natural disasters;
•disputes concerning Johnson Outdoors's or its competitors' intellectual property or other proprietary rights;
•sales of our Class A Common Stock by our executive officers and directors or our significant shareholders in the future;
•the lack of an active, liquid, and orderly market in our Class A Common Stock;
•fluctuations in our quarterly operating results; and
•the issuance of new or change securities analysts' reports or recommendations regarding the shares of our Class A Common Stock

In addition, the stock markets in general, and the markets for equity securities in companies principally operating in the outdoor leisure or recreational product markets, have experienced periods of high volatility that have been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our Class A Common Stock.

Except as noted above, there have been no other material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 11, 2020.

Item 6.    Exhibits

Index	JOHNSON OUTDOORS INC.
See Exhibit Index to this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 5, 2021
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2021, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.