Form 10-Q
period 2021-04-02
JOHNSON OUTDOORS INC
filed 2021-05-07
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2021, 8,906,624 shares of Class A and 1,211,564 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and six months ended April 2, 2021 and March 27, 2020	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three and six months ended April 2, 2021 and March 27, 2020	- 2

		Condensed Consolidated Balance Sheets - April 2, 2021, October 2, 2020, and March 27, 2020	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and six months ended April 2, 2021 and March 27, 2020	- 4

		Condensed Consolidated Statements of Cash Flows - Six months ended April 2, 2021 and March 27, 2020	- 5

		Notes to Condensed Consolidated Financial Statements	- 6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 21

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 27

	Item 4.	Controls and Procedures	- 28

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 29

	Item 1A.	Risk Factors	- 29

	Item 6.	Exhibits	- 29

		Signatures	- 30

		Exhibit Index	- 31

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Net sales	$206,156	$163,084	$371,823	$291,138
Cost of sales	112,902	87,952	203,539	162,394
Gross profit	93,254	75,132	168,284	128,744
Operating expenses:
Marketing and selling	36,068	33,706	68,601	63,011
Administrative management, finance and information systems	14,311	4,190	27,202	16,165
Research and development	6,839	5,442	12,888	10,973
Total operating expenses	57,218	43,338	108,691	90,149
Operating profit	36,036	31,794	59,593	38,595
Interest income	(80)	(484)	(162)	(1,139)
Interest expense	35	35	67	70
Other (income) expense, net	(1,229)	3,866	(3,633)	2,698
Profit before income taxes	37,310	28,377	63,321	36,966
Income tax expense	9,476	7,990	15,640	10,149
Net income	$27,834	$20,387	$47,681	$26,817

Weighted average common shares - Basic:
Class A	8,863	8,823	8,852	8,812
Class B	1,212	1,212	1,212	1,212
Participating securities	45	25	37	23
Weighted average common shares - Dilutive	10,120	10,060	10,101	10,047
Net income per common share - Basic:
Class A	$2.78	$2.05	$4.77	$2.70
Class B	$2.53	$1.86	$4.33	$2.45
Net income per common share - Diluted:
Class A	$2.74	$2.02	$4.70	$2.66
Class B	$2.74	$2.02	$4.70	$2.66

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(thousands)	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Net income	$27,834	$20,387	$47,681	$26,817
Other comprehensive (loss) income:
Foreign currency translation	(1,512)	(1,607)	930	(907)
Defined benefit pension plan:
Change in pension plans, net of tax of $33, $20, $67, and $41, respectively	101	62	202	123
Total other comprehensive (loss) income	(1,411)	(1,545)	1,132	(784)
Total comprehensive income	$26,423	$18,842	$48,813	$26,033

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	April 2, 2021	October 2, 2020	March 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$186,921	$212,437	$131,256
Accounts receivable, net	130,139	67,292	106,629
Inventories	124,538	97,437	107,680
Other current assets	9,171	11,372	7,777
Total current assets	450,769	388,538	353,342
Property, plant and equipment, net of accumulated depreciation of $162,934, $156,541 and $149,083, respectively	65,749	63,037	60,866
Right of use assets	43,489	40,666	38,735
Deferred income taxes	11,334	10,679	11,513
Goodwill	11,231	11,184	11,135
Other intangible assets, net	8,753	9,052	10,860
Other assets	27,655	22,870	17,853
Total assets	$618,980	$546,026	$504,304
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,609	$37,327	$36,349
Current lease liability	5,715	6,587	5,820
Accrued liabilities:
Salaries, wages and benefits	18,221	23,275	12,223
Accrued warranty	12,791	10,849	11,889
Income taxes payable	11,277	6,681	13,381
Accrued discounts and returns	9,406	5,113	9,271
Accrued customer programs	5,741	4,426	5,953
Other	9,743	11,349	7,737
Total current liabilities	123,503	105,607	102,623
Non-current lease liability	38,670	34,931	33,609
Deferred income taxes	1,384	1,418	1,598
Retirement benefits	747	853	1,021
Deferred compensation liability	26,222	21,585	16,550
Other liabilities	4,718	3,532	1,801
Total liabilities	195,244	167,926	157,202
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 8,906,624, 8,873,235 and 8,871,007, respectively	447	443	443
Class B shares issued and outstanding: 1,211,564, 1,211,564 and 1,211,602, respectively	61	61	61
Capital in excess of par value	80,183	78,668	76,237
Retained earnings	339,911	296,431	271,808
Accumulated other comprehensive income	5,849	4,717	774
Treasury stock at cost, shares of Class A common stock: 41,977, 36,316 and 36,354, respectively	(2,715)	(2,220)	(2,221)
Total shareholders’ equity	423,736	378,100	347,102
Total liabilities and shareholders’ equity	$618,980	$546,026	$504,304

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Six Months Ended April 2, 2021
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 2, 2020	10,084,799	$504	$78,668	$296,431	$4,717	$(2,220)
Net income	—	—	—	19,847	—	—
Dividends declared	—	—	—	(2,094)	—	—
Award of non-vested shares	33,034	—	—	—	—	—
Stock-based compensation	—	—	711	—	—	—
Currency translation adjustment	—	—	—	—	2,442	—
Change in pension plans, net of tax of $34	—	—	—	—	101	—
Purchase of treasury stock at cost	(5,661)	—	—	—	—	(495)
BALANCE AT JANUARY 1, 2021	10,112,172	$504	$79,379	$314,184	$7,260	$(2,715)
Net income	—	—	—	27,834	—	—
Dividends declared	—	—	—	(2,107)	—	—
Award of non-vested shares	6,016	4	(4)	—	—	—
Stock-based compensation	—	—	808	—	—	—
Currency translation adjustment	—	—	—	—	(1,512)	—
Change in pension plans, net of tax of $33	—	—	—	—	101	—
BALANCE AT APRIL 2, 2021	10,118,188	$508	$80,183	$339,911	$5,849	$(2,715)

Six Months Ended March 27, 2020
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 27, 2019	10,045,771	$504	$75,856	$248,377	$1,558	$(1,761)
Net income	—	—	—	6,430	—	—
Dividends declared	—	—	—	(1,693)	—	—
Award of non-vested shares	31,571	—	—	—	—	—
Stock-based compensation	—	—	667	—	—	—
Currency translation adjustment	—	—	—	—	700	—
Change in pension plans, net of tax of $21	—	—	—	—	61	—
Purchase of treasury stock at cost	(7,129)	—	—	—	—	(460)
BALANCE AT DECEMBER 27, 2019	10,070,213	$504	$76,523	$253,114	$2,319	$(2,221)
Net income	—	—	—	20,387	—	—
Dividends declared	—	—	—	(1,693)	—	—
Award of non-vested shares	12,396	—	—	—	—	—
Stock-based compensation	—	—	(286)	—	—	—
Currency translation adjustment	—	—	—	—	(1,607)	—
Change in pension plans, net of tax of $20	—	—	—	—	62	—
BALANCE AT MARCH 27, 2020	10,082,609	$504	$76,237	$271,808	$774	$(2,221)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	April 2, 2021	March 27, 2020
CASH USED FOR OPERATING ACTIVITIES
Net income	$47,681	$26,817
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	6,467	6,286
Amortization of intangible assets	284	510
Amortization of deferred financing costs	13	13
Stock based compensation	1,519	381
Loss (gain) on disposal of productive assets	99	(10)
Deferred income taxes	(663)	(117)
Change in operating assets and liabilities:
Accounts receivable, net	(62,441)	(62,681)
Inventories, net	(26,918)	(13,771)
Accounts payable and accrued liabilities	17,926	9,700
Other current assets	2,240	3,529
Other non-current assets	(5,864)	—
Other long-term liabilities	8,383	(171)
Other, net	(681)	523
	(11,955)	(28,991)
CASH USED FOR INVESTING ACTIVITIES
Proceeds from sale of productive assets	6	10
Capital expenditures	(9,828)	(7,772)
	(9,822)	(7,762)
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(4,195)	(3,382)
Purchases of treasury stock	(495)	(460)
	(4,690)	(3,842)
Effect of foreign currency rate changes on cash	951	(531)
Decrease in cash and cash equivalents	(25,516)	(41,126)
CASH AND CASH EQUIVALENTS
Beginning of period	212,437	172,382
End of period	$186,921	$131,256

Supplemental Disclosure:
Cash paid for taxes	$9,669	$4,371
Cash paid for interest	86	58

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of April 2, 2021 and March 27, 2020, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2020 which was filed with the Securities and Exchange Commission on December 11, 2020.

Due to seasonal variations and other factors, some of which are described herein, including related to the coronavirus (COVID-19) outbreak and resulting pandemic, the results of operations for the three and six months ended April 2, 2021 are not necessarily indicative of the results to be expected for the Company’s full 2021 fiscal year.  See "Coronavirus (COVID-19)" below and “Seasonality” and "Coronavirus (COVID-19)" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

While some government mandates eased in the latter half of fiscal 2020, these mandates continued to emphasize social distancing measures to the general public. As a result, in the latter part of fiscal 2020 we saw increased participation in fishing, camping and watercraft recreation and the related demand for our products in these business segments, largely driven by consumer desire to engage in socially distant and safe activities in the great outdoors. This trend in increased demand for our outdoor recreation products continued into the first half of fiscal 2021.

Nonetheless, the COVID-19 pandemic continues to impact macroeconomic and societal developments in various key regions of the world. As a result, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on Company operations and profitability for the remainder of fiscal 2021 and beyond as the situation is dynamic and constantly changing. The Company will continue to monitor evolving economic and general business conditions stemming from the COVID-19 pandemic and the actual and potential impacts on our financial position, results of operations and cash flows.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,463, $2,697 and $1,279 as of April 2, 2021, October 2, 2020 and March 27, 2020, respectively. The increase in net accounts receivable to $130,139 as of April 2, 2021 from $67,292 as of October 2, 2020 is attributable to the seasonal nature of the Company’s business and the resulting increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist (including as a result of the impact of COVID-19), a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

Index	JOHNSON OUTDOORS INC.

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

For the three and six month periods ended April 2, 2021 and March 27, 2020, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and six month periods ended April 2, 2021 and March 27, 2020, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 40,024 and 39,078 for the three months ended April 2, 2021 and March 27, 2020, respectively, and 40,336 and 39,695 for the six months ended April 2, 2021 and March 27, 2020, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 24,894 and 43,198 for the three month periods ended April 2, 2021 and March 27, 2020, respectively, and 32,917 and 44,546 for the six months ended April 2, 2021 and March 27, 2020, respectively.

Dividends per share

Dividends per share for the three and six month periods ended April 2, 2021 and March 27, 2020 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Six months ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Dividends declared per common share:
Class A	$0.21	$0.17	$0.42	$0.34
Class B	$0.19	$0.16	$0.38	$0.31

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 502,542 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at April 2, 2021. Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the six months ended April 2, 2021 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 2, 2020	40,492	$62.15
Non-vested stock grants	13,726	100.17
Restricted stock vested	(17,234)	53.79
Non-vested stock at April 2, 2021	36,984	80.16

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,341 and 4,054 during the six month periods ended April 2, 2021 and March 27, 2020, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $297 and $252 for the three month periods ended April 2, 2021 and March 27, 2020, respectively, and $576 and $492 for the six months ended April 2, 2021 and March 27, 2020, respectively. Unrecognized compensation cost related to non-vested stock as of April 2, 2021 was $1,974, which amount will be amortized to expense through November 2024 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended April 2, 2021 and March 27, 2020 was $1,258 and $1,329, respectively.

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

A summary of RSU activity for the six months ended April 2, 2021 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 2, 2020	67,821	$68.34
RSUs granted	20,059	88.49
RSUs vested	(18,112)	43.49
RSUs at April 2, 2021	69,768	80.58

Stock compensation expense, net of forfeitures, related to RSUs was $511 and $943 for the three and six months ended April 2, 2021, respectively. For the three and six months ended March 27, 2020, the Company recognized income of $589 and $169, respectively, related to RSUs as a result of reversing compensation expense previously recognized in prior periods during the quarter ended March 27, 2020. The Company reversed this compensation expense due to an expectation at the time that performance conditions would not be met for certain awards as a result of market conditions at that time. Unrecognized compensation cost related to non-vested RSUs as of April 2, 2021 was $3,488, which amount will be amortized to expense through September 2023 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 3,320 and 3,075 during the six month periods ended April 2, 2021 and March 27, 2020, respectively.

The fair value of restricted stock units recognized as a tax deduction during the six month periods ended April 2, 2021 and March 27, 2020 was $2,148 and $1,426, respectively.

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

During the three month period ended April 2, 2021, the Company issued 0 shares of Class A common stock and recognized $0 of expense in connection with the Employees' Stock Purchase Plan. During the six month period ended April 2, 2021, the Company issued 0 shares of Class A common stock and recognized $0 of expense in connection with the Plan. During the three month period ended March 27, 2020, the Company issued 0 shares of Class A common stock and recognized $51 of expense in connection with the Plan. During the six month period ended March 27, 2020, the Company issued 0 shares of Class A common stock and recognized $58 of expense in connection with the Plan.

Index	JOHNSON OUTDOORS INC.
5    PENSION PLANS

The Company has two non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company made contributions of $44 and $44 to its pension plans for the three months ended April 2, 2021 and March 27, 2020, respectively, and contributions of $88 and $88 for the six months ended April 2, 2021 and March 27, 2020, respectively.

During the first quarter of fiscal 2021, Company management commenced actions to terminate both of the pension plans. As part of the termination of these plans, plan participants that are not currently in pay status will have the option of taking a lump sum payment or receiving payout pursuant to an annuity contract. When the termination and related payouts occur, which is subject to numerous conditions under the plan document and applicable law, they are estimated to unfavorably impact net income by approximately $4 to $5 million.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended April 2, 2021 and March 27, 2020 were as follows:

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	233	276	466	551
Less estimated return on plan assets	160	214	321	427
Amortization of unrecognized losses (gains)	134	82	269	164
Net periodic benefit cost	$207	$144	$414	$288

6    INCOME TAXES

For the three and six months ended April 2, 2021 and March 27, 2020, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Profit before income taxes	$37,310	$28,377	$63,321	$36,966
Income tax expense	9,476	7,990	15,640	10,149
Effective income tax rate	25.4%	28.2%	24.7%	27.5%

The effective tax rate was lower for the three months ended April 2, 2021 compared to the prior year period due to the favorable impact of excess tax benefits on deductible stock compensation. The key factors impacting the effective tax rate for the six months ended April 2, 2021 were the net excess tax benefits related to share-based compensation and income tax benefit generated by the intra-entity transfer of an asset other than inventory.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended April 2, 2021 and March 27, 2020 were:

Index	JOHNSON OUTDOORS INC.

April 2, 2021	March 27, 2020
France	France
Indonesia	Indonesia
Switzerland	Switzerland

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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   As of the date of this report, the following tax years remain open to examination by the respective significant tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2017-2020
Canada	2017-2020
France	2017-2020
Germany	2017-2020
Italy	2018-2020
Switzerland	2010-2020

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	April 2, 2021	October 2, 2020	March 27, 2020
Raw materials	$74,780	$48,874	$47,848
Work in process	126	39	91
Finished goods	49,632	48,524	59,741
	$124,538	$97,437	$107,680

8    GOODWILL

The changes in goodwill during the six months ended April 2, 2021 and March 27, 2020 were as follows:

	April 2, 2021	March 27, 2020
Balance at beginning of period	$11,184	$11,186
Amount attributable to movements in foreign currency rates	47	(51)
Balance at end of period	$11,231	$11,135

Index	JOHNSON OUTDOORS INC.
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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the six months ended April 2, 2021 and March 27, 2020.

	April 2, 2021	March 27, 2020
Balance at beginning of period	$10,849	$9,190
Expense accruals for warranties issued during the period	6,028	6,702
Less current period warranty claims paid	4,086	4,003
Balance at end of period	$12,791	$11,889

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

11    INDEBTEDNESS

The Company had no debt outstanding at April 2, 2021, October 2, 2020, or March 27, 2020.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at April 2, 2021 and March 27, 2020 were approximately 1.1% and 1.9%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of April 2, 2021 or March 27, 2020.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $181 and $181 as of April 2, 2021 and March 27, 2020, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 11% of the Company’s revenues for the six month period ended April 2, 2021 were denominated in currencies other than the U.S. dollar. Approximately 3% were denominated in euros, approximately 6% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of April 2, 2021 and March 27, 2020, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at April 2, 2021, October 2, 2020 and March 27, 2020 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Valuation Techniques

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  These assets are included in "Other assets" in the accompanying Company's Condensed Consolidated Balance Sheets, and the mark to market adjustments on the assets are recorded in “Other income, net” in

Index	JOHNSON OUTDOORS INC.
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

The following table summarizes the Company’s financial assets measured at fair value as of April 2, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$26,186	$—	$—	$26,186

The following table summarizes the Company’s financial assets measured at fair value as of October 2, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$21,550	$—	$—	$21,550

The following table summarizes the Company’s financial assets measured at fair value as of March 27, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$16,548	$—	$—	$16,548

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended April 2, 2021 and March 27, 2020 was:

		Three Months Ended		Six months ended
	Location of (income) loss recognized in Statement of Operations	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Rabbi trust assets	Other (income) expense, net	$(1,204)	$3,525	$(3,800)	$2,334

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the six month periods ended April 2, 2021 or March 27, 2020.

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

Index	JOHNSON OUTDOORS INC.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect adoption of the new guidance to have a significant impact on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The amendments in this guidance were effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the potential impact of this guidance on its financial statements and disclosures.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At April 2, 2021, the right to returns asset was $1,487 and the accrued returns liability was $4,030. At March 27, 2020, the right to returns asset was $1,349 and the accrued returns liability was $4,273. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

Index	JOHNSON OUTDOORS INC.
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

16    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and six month periods ended April 2, 2021, combined net sales to two customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $45,735 and $99,308, respectively, of the Company's consolidated revenues. During the three and six month periods ended March 27, 2020, combined net sales to two customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $48,663 and $80,984, respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020	October 2, 2020
Net sales:
Fishing:
Unaffiliated customers	$159,770	$133,710	$286,629	$232,903
Interunit transfers	246	245	386	330
Camping:
Unaffiliated customers	14,231	8,841	26,416	16,346
Interunit transfers	13	8	22	17
Watercraft Recreation:
Unaffiliated customers	17,768	6,063	30,165	10,866
Interunit transfers	10	1	56	7
Diving
Unaffiliated customers	14,205	14,253	28,295	30,711
Interunit transfers	3	8	6	9
Other / Corporate	182	217	318	312
Eliminations	(272)	(262)	(470)	(363)
Total	$206,156	$163,084	$371,823	$291,138
Operating profit (loss):
Fishing	$40,400	$32,917	$68,163	$47,935
Camping	2,962	709	5,770	775
Watercraft Recreation	2,814	(1,639)	3,883	(3,202)
Diving	(1,253)	(812)	(1,594)	(607)
Other / Corporate	(8,887)	619	(16,629)	(6,306)
	$36,036	$31,794	$59,593	$38,595
Total assets (end of period):
Fishing			$288,924	$241,571	$206,244
Camping			41,592	31,867	37,514
Watercraft Recreation			30,147	24,561	21,038
Diving			65,556	64,321	67,393
Other / Corporate			192,761	141,984	213,837
	$—	$—	$618,980	$504,304	$546,026
1

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended April 2, 2021 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$9,765	$(2,505)	$7,260
Other comprehensive income before reclassifications	(1,512)	—	(1,512)
Amounts reclassified from accumulated other comprehensive income	—	134	134
Tax effects	—	(33)	(33)
Balance at April 2, 2021	$8,253	$(2,404)	$5,849

The changes in AOCI by component, net of tax, for the three months ended March 27, 2020 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 27, 2019	$5,490	$(3,171)	$2,319
Other comprehensive income before reclassifications	(1,607)	—	(1,607)
Amounts reclassified from accumulated other comprehensive income	—	82	82
Tax effects	—	(20)	(20)
Balance at March 27, 2020	$3,883	$(3,109)	$774
The changes in AOCI by component, net of tax, for the six months ended April 2, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2020	$7,323	$(2,606)	$4,717
Other comprehensive loss before reclassifications	930	—	930
Amounts reclassified from accumulated other comprehensive income	—	269	269
Tax effects	—	(67)	(67)
Balance at April 2, 2021	$8,253	$(2,404)	$5,849
The changes in AOCI by component, net of tax, for the six months ended March 27, 2020 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
September 27, 2019	$4,790	$(3,232)	$1,558
Other comprehensive loss before reclassifications	(907)	—	(907)
Amounts reclassified from accumulated other comprehensive income	—	164	164
Tax effects	—	(41)	(41)
Balance at March 27, 2020	$3,883	$(3,109)	$774

    The reclassifications out of AOCI for the three months ended April 2, 2021 and March 27, 2020 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended
	April 2, 2021	March 27, 2020	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$134	$82	Other income and expense
Tax effects	(33)	(20)	Income tax expense
Total reclassifications for the period	$101	$62
The reclassifications out of AOCI for the six months ended April 2, 2021 and March 27, 2020 were as follows:

	Six Months Ended
	April 2, 2021	March 27, 2020	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$269	$164	Other income and expense
Tax effects	(67)	(41)	Income tax expense
Total reclassifications for the period	$202	$123

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

The Company determines if an arrangement is a lease at inception. The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. As of April 2, 2021, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 18 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the ROU assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended April 2, 2021 and March 27, 2020 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three months ended		Six months ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Lease Cost
Operating lease costs	$2,290	$1,787	$4,077	$3,563
Short-term lease costs	329	474	803	957
Variable leases costs	49	43	92	86
Total lease cost	$2,668	$2,304	$4,972	$4,606

Included in the amounts in the table above were rent expense to related parties of $261 and $516 for the three and six months ended April 2, 2021, respectively, and $247 and $493 for the three and six months ended March 27, 2020, respectively.

As of April 2, 2021, the Company did not have any finance leases. There were no significant new leases entered into during the quarter ended April 2, 2021. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Six months ended
	April 2, 2021	March 27, 2020
Operating leases:

Operating lease ROU assets	$43,489	$38,735

Current operating leases liabilities	5,715	5,820
Non-current operating lease liabilities	38,670	33,609
Total operating lease liabilities	$44,385	$39,429

Weighted average remaining lease term (in years)	13.53	10.60

Weighted average discount rate	3.16%	2.85%

Cash paid for amounts included in the measurement of lease liabilities	$3,757	$3,146

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at April 2, 2021 were as follows:

Year	Related parties included in total	Total
Remainder of 2021	$579	$4,688
2022	193	5,599
2023	—	4,703
2024	—	4,602
2025	—	3,665
Thereafter	—	32,506
Total undiscounted lease payments	772	55,763
Less: Imputed interest	(5)	(11,378)
Total net lease liability	$767	$44,385

During the second quarter of fiscal 2021, the Company amended its agreement with the landlord on an existing leased facility. Payments under the amended agreement are expected to begin in fiscal year 2022 and go through June 2039, and total estimated rental payments, not included in the amounts above, will be approximately $14 million over the

Index	JOHNSON OUTDOORS INC.
course of the lease as amended. As of April 2, 2021, the Company did not have any other additional significant operating leases commitments that have not yet commenced.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended April 2, 2021 and March 27, 2020. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 11, 2020, the update to such "Risk Factors" section in Part II, Item 1A in this Form 10-Q and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic which has affected, and may continue to affect, market and economic conditions, and the timing, pricing and continued availability of raw materials and components from our supply chain, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for (as well as limitations on the availability of) raw materials and other components necessary to manufacture and produce the Company's products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Coronavirus (COVID-19)

In March 2020, the World Health Organization announced the COVID-19 outbreak had become a world-wide pandemic. Various government mandates resulted in travel limitations and business and government shutdowns which had significant negative economic impacts around the world. The Company temporarily halted certain production operations at the end of the second fiscal quarter and beginning of the third fiscal quarter of 2020, and saw a significant decline in demand and sales volumes during that time.

Although later during our 2020 third fiscal quarter, stay-at-home orders were lifted, government prescriptions for the general public to maintain social distancing and avoid activities involving large crowds or being in confined spaces with others to mitigate the spread of the virus continued and, as a result, the outdoor recreation industry has benefited from increased participation. As consumers took advantage of being outdoors, the Company saw an increase in demand for many of its warm weather outdoor recreational products and each of our Fishing, Camping and Watercraft Recreation segments experienced increased sales volumes during most of the second half of fiscal 2020. As a result, our customers’ inventory levels were drawn down, and accordingly, we continued to experience strong orders from our customers during the first half of fiscal 2021 to fill their pipelines in anticipation of the warm-weather recreational season and to continue to satisfy strong customer demand for our products. As the Company looks forward to the second half of the year, managing supply chains, and ensuring the availability of certain finished goods, components, parts and other raw materials across our segments will be essential to continue to meet this expected continued strong demand for our products.

Highlights

Net sales of $206,156 for the second quarter of fiscal 2021 increased $43,072, or 26%, from the same period in the prior year, reflecting increased sales volumes across all businesses, except Diving, mainly attributable to increased participation in outdoor recreation activities as a result of social distancing and other indoor activity restrictions related to the COVID-19 pandemic. Additionally, we have seen our customers replenish their inventory levels of our products to meet expected demand for the fiscal 2021 warm-weather outdoor recreational season. This sales volume increase was the primary driver of the increase of $4,242 in operating profit over the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The second fiscal quarter traditionally falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years. See “Coronavirus (COVID-19)” above for additional information of the impact of COVID-19 on changes to the Company’s seasonality for fiscal 2020 which changes have continued into fiscal 2021 and which changes are expected to continue to evolve over the remainder of fiscal 2021.

Index	JOHNSON OUTDOORS INC.

	Fiscal Year
	2020		2019		2018
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	22%	10%	19%	9%	21%	11%
March	27%	45%	32%	43%	31%	41%
June	23%	17%	31%	43%	31%	51%
September	28%	28%	18%	5%	17%	-3%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Net sales:
Fishing	$160,016	$133,955	$287,015	$233,233
Camping	14,244	8,849	26,438	16,363
Watercraft Recreation	17,778	6,064	30,221	10,873
Diving	14,208	14,261	28,301	30,720
Other / Eliminations	(90)	(45)	(152)	(51)
Total	$206,156	$163,084	$371,823	$291,138
Operating profit (loss):
Fishing	$40,400	$32,917	$68,163	$47,935
Camping	2,962	709	5,770	775
Watercraft Recreation	2,814	(1,639)	3,883	(3,202)
Diving	(1,253)	(812)	(1,594)	(607)
Other / Eliminations	(8,887)	619	(16,629)	(6,306)
Total	$36,036	$31,794	$59,593	$38,595

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended April 2, 2021 were $206,156, an increase of $43,072, or 26%, compared to $163,084 for the three months ended March 27, 2020. Foreign currency translation had a favorable impact of less than 1% on current year second quarter net sales compared to the prior year's second quarter net sales.

Net sales for the three months ended April 2, 2021 for the Fishing business were $160,016, an increase of $26,061, or 19%, from $133,955 during the second fiscal quarter of the prior year. The increase over the prior year quarter was driven by increased participation in outdoor recreation, principally as a result of the effect of COVID-19 on consumer recreation and leisure choices which resulted in a significant increase in demand for our fishing products. The higher consumer demand resulted in our customers' desire to fill their pipeline and stock inventory of our products in anticipation of the 2021 warm-weather recreational season.

Net sales for the Camping business were $14,244 for the second quarter of the current fiscal year, an increase of $5,395, or 61%, from the prior year net sales during the same period of $8,849. Increased sales of Jetboil and Eureka! consumer camping products as a result of increased participation in outdoor recreation activities described above were the primary drivers of the increase.

Index	JOHNSON OUTDOORS INC.
Net sales for the second quarter of fiscal 2021 for the Watercraft Recreation business were $17,778, an increase of $11,714, or 193%, compared to $6,064 in the prior year same period. COVID-19 related shutdowns unfavorably impacted both production and demand in the prior year period for this segment. During the current fiscal year second quarter, increased participation in outdoor recreation activities and successful offerings of products further drove the significant increase over the prior year quarter.

Net sales for Diving, our most global business, were relatively flat quarter over quarter at $14,208 for the three months ended April 2, 2021 versus $14,261 for the three months ended March 27, 2020. A decrease in demand due to the effects of COVID-19 as a result of the continued closure of destination travel locations and lower tourism activities, was offset by a favorable foreign currency translation impact on sales in this segment of approximately 5% versus the prior year quarter.

For the six months ended April 2, 2021, consolidated net sales of $371,823 increased $80,685 or 28% compared to $291,138 for the six months ended March 27, 2020. Foreign currency translation had a favorable impact of less than 1% on net sales of the current year to date period versus the prior year to date period.

Net sales for the six months ended April 2, 2021 for the Fishing business were $287,015, an increase of $53,782, or 23% from $233,233 during the same period of the prior year. The increase over the prior year to date period was driven by increased participation in outdoor recreation, principally as a result of the effect of COVID-19 on consumer recreation and leisure choices, resulting in higher demand across all product lines and increased customer orders to fill their pipelines in anticipation of the warm-weather recreational season in the current fiscal year to date period.

Net sales for the Camping business were $26,438 for the six months ended April 2, 2021, an increase of $10,075, or 62%, from the prior year net sales during the same period of $16,363. Increased sales of Jetboil and Eureka! consumer camping products as a result of increased participation in outdoor recreation activities were the primary driver of the increase.

Net sales for the six months ended April 2, 2021 for the Watercraft Recreation business were $30,221, an increase of $19,348, or 178%, compared to $10,873 in the prior year same period. Increased demand as a result of increased participation in watercraft recreation during the COVID-19 pandemic drove the overall increase over the prior year to date period.

Diving net sales were $28,301 for the six months ended April 2, 2021 versus $30,720 for the six months ended March 27, 2020, a decrease of $2,419, or 8%. The sales decrease is largely due to the impact of COVID-19 and the resulting disruptions to the global tourism industry. The decrease in demand was offset in part by the favorable effect of foreign currency translation of 5% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended April 2, 2021 was $112,902 compared to $87,952 for the three months ended March 27, 2020.  The increase year over year was driven primarily by increases in variable costs due to the higher sales volume in the current year quarter over the prior year quarter. Furthermore, the Company incurred $1,400 of additional tariff costs versus the prior year quarter and experienced increased air freight costs as the Company continues to manage its supply chain to ensure the availability of necessary components, parts and other raw materials across our segments.

For the six months ended April 2, 2021, cost of sales was $203,539 compared to $162,394 in the same period of the prior year. The increase year over year was primarily driven by increased sales volumes in the current year versus the prior year as described above.

Gross Profit Margin

For the three months ended April 2, 2021, gross profit as a percentage of net sales was 45.2% compared to 46.1% in the three month period ended March 27, 2020. The gross profit impact of cost increases noted above was nearly offset by increased sales volume related efficiencies and favorable product mix.

For the six months ended April 2, 2021, gross profit as a percentage of net sales was 45.3% compared to 44.2% in the prior six month period, mainly due to pricing increases and increased sales volume efficiencies, which more than offset a $2,000 increase in tariffs over the prior year to date period.

At current expected rates, the Company anticipates an aggregate negative impact of Section 301 tariffs on China sourced goods, net of mitigation actions, on the Company's full fiscal 2021 gross profit of approximately $9 million, compared to approximately $3.5 million during the full previous fiscal year. The expiration of tariff exclusions that the Company secured in prior periods, combined with the application of tariffs on a broader assortment of goods, as well as additional purchase volume are driving the expected year over year increase in tariff costs.

Index	JOHNSON OUTDOORS INC.

Operating Expenses

Operating expenses were $57,218 for the three months ended April 2, 2021, compared to $43,338 for the three months ended March 27, 2020.  The increase of $13,880 was primarily due to the impact of higher sales volume-driven expenses, as well as higher variable and deferred compensation expense between quarters. Favorable market conditions on the Company's deferred compensation plan assets resulted in approximately $4,700 of higher deferred compensation expense in the current year quarter as compared to the prior year quarter, which was entirely offset by a gain in Other (Income) Expense, net related to marking these deferred compensation plan assets to market.

Operating expenses were $108,691 for the six months ended April 2, 2021, compared to $90,149 for the six months ended March 27, 2020. The increase of $18,542 was primarily due to the impact of higher sales volume-driven expenses, as well as higher variable and deferred compensation expense between periods. Favorable market conditions on the Company's deferred compensation plan assets resulted in approximately $6,100 of higher deferred compensation expense in the current year to date period as compared to the prior year to date period, which was entirely offset by a gain in Other (Income) Expense, net related to marking these deferred compensation plan assets to market.

Operating Profit

Operating profit on a consolidated basis for the three month period ended April 2, 2021 was $36,036, compared to an operating profit of $31,794 in the second quarter of the prior fiscal year.   Higher sales volumes and the other factors discussed above were the primary drivers of the increase in operating profit between quarters.

Operating profit on a consolidated basis for the six months ended April 2, 2021 was $59,593, compared to an operating profit of $38,595 in the prior year to date period. The improvement year over year was driven primarily by increased sales volumes as well as the other factors discussed above.

Interest

Interest expense remained flat at $35 for each of the three months ended April 2, 2021 and March 27, 2020. Interest expense was $67 for the six months ended April 2, 2021 compared to $70 for the six months ended March 27, 2020.

Interest income for the three month periods ended April 2, 2021 and March 27, 2020 was $80 and $484, respectively. For the six months ended April 2, 2021, interest income was $162, compared to $1,139 for the six months ended March 27, 2020. The decrease in interest income year over year was mainly driven by the decrease in interest rates in fiscal 2021 versus the corresponding period of fiscal 2020.

Other Income, net

Other income was $1,229 for the three months ended April 2, 2021 compared to expense of $3,866 in the prior year period.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $1,257 in the three month period ended April 2, 2021 compared to net investment losses of $3,468 in the three month period ended March 27, 2020. The increase year over year in the investment value of these assets was offset by the deferred compensation expense included in the Company's Operating expenses during the same periods. For the three months ended April 2, 2021, foreign currency exchange gains were $217 compared to losses of $265 for the three months ended March 27, 2020.

For the six months ended April 2, 2021, other income was $3,633 compared to expense of $2,698 in the six months ended March 27, 2020. Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan in the six months ended April 2, 2021 were $3,994, compared to net investment losses of $2,144 in the six months ended March 27, 2020. Foreign currency exchange gains were $121 for the six months ended April 2, 2021, compared to losses of $297 for the six months ended March 27, 2020.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and six month periods ended April 2, 2021 were 25.4% and 24.7%, respectively, compared to 28.2% and 27.5% in the corresponding periods of the prior year. The key factors impacting the effective tax rate for the six months ended April 2, 2021 were the net excess tax benefits related to share-based compensation and a current period income tax benefit of an intra-entity transfer of an asset other than inventory.

Index	JOHNSON OUTDOORS INC.
Net Income

Net income for the three months ended April 2, 2021 was $27,834, or $2.74 per diluted common class A and B share, compared to net income of $20,387, or $2.02 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Net income for the six months ended April 2, 2021 was $47,681, or $4.70 per diluted common class A and B share, compared to net income of $26,817, or $2.66 per diluted common class A and B share, for the six months ended March 27, 2020.

Liquidity and Financial Condition

Cash and cash equivalents totaled $186,921 as of April 2, 2021, compared to cash and cash equivalents of $131,256 as of March 27, 2020.  The increase in cash year over year was due primarily to increased operating profits earned over the prior year period. The Company’s debt to total capitalization ratio was 0% as of April 2, 2021 and March 27, 2020.  The Company’s total debt balance was $0 as of each of April 2, 2021 and March 27, 2020.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $130,139 as of April 2, 2021, an increase of $23,510 compared to $106,629 as of March 27, 2020.  The increase is consistent with increased sales volumes year over year. Inventories were $124,538 as of April 2, 2021, an increase of $16,858, compared to $107,680 as of March 27, 2020. The increase in inventory balance over the prior year period is due to increased raw material and other component purchases in an effort to meet increased demand for products in the current year period. Accounts payable were $50,609 at April 2, 2021 compared to $36,349 as of March 27, 2020, which increase corresponded with the increase in inventory balances between periods.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended
(thousands)	April 2, 2021	March 27, 2020
Cash (used for) provided by:
Operating activities	$(11,955)	$(28,991)
Investing activities	(9,822)	(7,762)
Financing activities	(4,690)	(3,842)
Effect of foreign currency rate changes on cash	951	(531)
Decrease in cash and cash equivalents	$(25,516)	$(41,126)

Operating Activities

Cash used for operations totaled $11,955 for the six months ended April 2, 2021 compared to $28,991 during the corresponding period of the prior fiscal year.  The decrease in cash used for operations over the prior year six month period was due primarily to increased net income between periods, as well as changes in working capital balances between periods. Depreciation and amortization charges were $6,751 for the six month period ended April 2, 2021 compared to $6,796 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $9,822 for the six months ended April 2, 2021 compared to cash used for investing activities of $7,762 for the corresponding period of the prior fiscal year.  Cash usage for capital expenditures totaled $9,828 for the current year six month period and $7,772 for the prior year period.  Any additional capital expenditures in fiscal 2021 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $4,690 for the six months ended April 2, 2021 compared to $3,842 for the six month period ended March 27, 2020 and represents the payment of dividends and purchase of treasury stock. The Company had no

Index	JOHNSON OUTDOORS INC.
debt during either quarter ended April 2, 2021 and March 27, 2020. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of April 2, 2021 the Company held approximately $44,944 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended April 2, 2021.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $181 and $181 as of April 2, 2021 and March 27, 2020, respectively.

The Company anticipates making contributions of $83 to its defined benefit pension plans during the remainder of fiscal 2021.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 2, 2020 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 11, 2020. There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended April 2, 2021.

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

Coronavirus outbreak

As disclosed in our prior filings with the Securities and Exchange Commission and elsewhere herein, in December 2019, a new strain of coronavirus ("COVID-19"), began to spread globally, leaving no region or part of the world unaffected by the pandemic it has created. Governments and health authorities have been taking, and continue to take, measures to prevent the spread of this virus, and have approved the use of vaccines to help curb the spread of this virus, but it is presently unknown to what extent the vaccines and these other actions will be successful or the potential timing of completion of these measures and their outcome and impact on the Company's business in the future. If COVID-19 is not contained, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company (at the quantities and pricing demanded by the Company), the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if a significant number of its employees at a particular facility or location were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could all be adversely impacted. The continued financial impact of the coronavirus pandemic on the Company (including with respect to the continued heightened demand for the Company’s outdoor recreation products) will depend on future developments and cannot be reasonably predicted or estimated at this time, but could materially and adversely affect its results for an unknown but possibly extended period. See the section "Risk Factors" identified in Part I, Item 1A in our Form 10-K filed with the Securities and Exchange Commission on December 11, 2020 for more information.

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

Index	JOHNSON OUTDOORS INC.
Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 11% of the Company’s revenues for the six month period ended April 2, 2021 were denominated in currencies other than the U.S. dollar. Approximately 3% were denominated in euros, approximately 6% in Canadian dollars and approximately 1% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of April 2, 2021 and March 27, 2020, the Company held no foreign currency forward contracts.

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

Supply Chain Sourcing Risk

As described elsewhere herein, the COVID-19 pandemic has disrupted the normal seasonal selling patterns for the Company’s warm-weather outdoor recreation products. As stay at home restrictions were lifted, the Company has seen an increase in demand for its products that has continued into the first half of fiscal 2021. This higher than normal level of demand may place strain on the Company’s supply chain, which may result in limited availability of key raw materials and components that may ultimately result in delays in fulfilling orders or higher purchase prices (including increased expediting costs) to get the raw material and other components needed for the Company to fulfill orders and meet demand. The Company is monitoring this risk and planning for alternative sources of supply of critical components where feasible.

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

Index	JOHNSON OUTDOORS INC.
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
Signatures Dated: May 7, 2021
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.