Form 10-Q
period 2021-07-02
JOHNSON OUTDOORS INC
filed 2021-08-09
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 2, 2021, 8,915,636 shares of Class A and 1,211,564 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and nine months ended July 2, 2021 and June 26, 2020	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three and nine months ended July 2, 2021 and June 26, 2020	- 2

		Condensed Consolidated Balance Sheets - July 2, 2021, October 2, 2020, and June 26, 2020	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and nine months ended July 2, 2021 and June 26, 2020	- 4

		Condensed Consolidated Statements of Cash Flows - Nine months ended July 2, 2021 and June 26, 2020	- 6

		Notes to Condensed Consolidated Financial Statements	- 7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 28

	Item 4.	Controls and Procedures	- 29

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 30

	Item 1A.	Risk Factors	- 30

	Item 6.	Exhibits	- 31

		Signatures	- 31

		Exhibit Index	- 32

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net sales	$213,568	$138,390	$585,391	$429,528
Cost of sales	116,057	75,828	319,596	238,222
Gross profit	97,511	62,562	265,795	191,306
Operating expenses:
Marketing and selling	37,604	27,863	106,205	90,874
Administrative management, finance and information systems	15,646	14,867	42,848	31,032
Research and development	6,162	6,903	19,050	17,876
Total operating expenses	59,412	49,633	168,103	139,782
Operating profit	38,099	12,929	97,692	51,524
Interest income	(76)	(170)	(238)	(1,309)
Interest expense	35	35	102	105
Other (income) expense, net	(934)	(2,493)	(4,567)	205
Profit before income taxes	39,074	15,557	102,395	52,523
Income tax expense	10,300	2,688	25,940	12,837
Net income	$28,774	$12,869	$76,455	$39,686

Weighted average common shares - Basic:
Class A	8,875	8,831	8,859	8,818
Class B	1,212	1,212	1,212	1,212
Participating securities	49	31	42	25
Weighted average common shares - Dilutive	10,136	10,074	10,113	10,055
Net income per common share - Basic:
Class A	$2.87	$1.29	$7.65	$3.99
Class B	$2.61	$1.17	$6.94	$3.62
Net income per common share - Diluted:
Class A	$2.83	$1.27	$7.53	$3.93
Class B	$2.83	$1.27	$7.53	$3.93

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net income	$28,774	$12,869	$76,455	$39,686
Other comprehensive income:
Foreign currency translation	742	1,537	1,672	630
Defined benefit pension plan:
Change in pension plans, net of tax of $41, $60, $108, and $101, respectively	123	180	325	303
Total other comprehensive income	865	1,717	1,997	933
Total comprehensive income	$29,639	$14,586	$78,452	$40,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	July 2, 2021	October 2, 2020	June 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$249,016	$212,437	$181,445
Accounts receivable, net	94,750	67,292	82,577
Inventories	130,742	97,437	94,218
Other current assets	12,056	11,372	7,641
Total current assets	486,564	388,538	365,881
Property, plant and equipment, net of accumulated depreciation of $165,017, $156,541 and $152,646, respectively	68,296	63,037	61,373
Right of use assets	43,741	40,666	37,669
Deferred income taxes	11,526	10,679	11,482
Goodwill	11,242	11,184	11,163
Other intangible assets, net	8,699	9,052	9,196
Other assets	29,327	22,870	20,845
Total assets	$659,395	$546,026	$517,609
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,991	$37,327	$31,026
Current lease liability	5,281	6,587	5,900
Accrued liabilities:
Salaries, wages and benefits	23,380	23,275	15,395
Accrued warranty	13,773	10,849	10,913
Income taxes payable	12,641	6,681	16,032
Accrued discounts and returns	6,224	5,113	5,751
Accrued customer programs	7,033	4,426	5,409
Other	9,392	11,349	8,373
Total current liabilities	132,715	105,607	98,799
Non-current lease liability	39,382	34,931	32,474
Deferred income taxes	1,411	1,418	1,642
Retirement benefits	954	853	1,042
Deferred compensation liability	27,881	21,585	19,525
Other liabilities	4,728	3,532	2,593
Total liabilities	207,071	167,926	156,075
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 8,915,636, 8,873,235 and 8,873,197, respectively	448	443	443
Class B shares issued and outstanding: 1,211,564, 1,211,564 and 1,211,602, respectively	61	61	61
Capital in excess of par value	81,309	78,668	77,780
Retained earnings	366,582	296,431	282,980
Accumulated other comprehensive income	6,714	4,717	2,491
Treasury stock at cost, shares of Class A common stock: 42,598, 36,316 and 36,354, respectively	(2,790)	(2,220)	(2,221)
Total shareholders’ equity	452,324	378,100	361,534
Total liabilities and shareholders’ equity	$659,395	$546,026	$517,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Nine Months Ended July 2, 2021
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 2, 2020	10,084,799	$504	$78,668	$296,431	$4,717	$(2,220)
Net income	—	—	—	19,847	—	—
Dividends declared	—	—	—	(2,094)	—	—
Award of non-vested shares	33,034	—	—	—	—	—
Stock-based compensation	—	—	711	—	—	—
Currency translation adjustment	—	—	—	—	2,442	—
Change in pension plans, net of tax of $34	—	—	—	—	101	—
Purchase of treasury stock at cost	(5,661)	—	—	—	—	(495)
BALANCE AT JANUARY 1, 2021	10,112,172	$504	$79,379	$314,184	$7,260	$(2,715)
Net income	—	—	—	27,834	—	—
Dividends declared	—	—	—	(2,107)	—	—
Award of non-vested shares	6,016	4	(4)	—	—	—
Stock-based compensation	—	—	808	—	—	—
Currency translation adjustment	—	—	—	—	(1,512)	—
Change in pension plans, net of tax of $33	—	—	—	—	101	—
BALANCE AT APRIL 2, 2021	10,118,188	$508	$80,183	$339,911	$5,849	$(2,715)
Net income	—	—	—	28,774	—	—
Dividends declared	—	—	—	(2,103)	—	—
Award of non-vested shares	9,633	1	(1)	—	—	—
Stock-based compensation	—	—	1,052	—	—	—
Restricted stock forfeitures	(621)	—	75	—	—	(75)
Currency translation adjustment	—	—	—	—	742	—
Change in pension plans, net of tax of $41		—	—	—	123	—
BALANCE AT JULY 2, 2021	10,127,200	$509	$81,309	$366,582	$6,714	$(2,790)

Index	JOHNSON OUTDOORS INC.

Nine Months Ended June 26, 2020
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 27, 2019	10,045,771	$504	$75,856	$248,377	$1,558	$(1,761)
Net income	—	—	—	6,430	—	—
Dividends declared	—	—	—	(1,693)	—	—
Award of non-vested shares	31,571	—	—	—	—	—
Stock-based compensation	—	—	667	—	—	—
Currency translation adjustment	—	—	—	—	700	—
Change in pension plans, net of tax of $21	—	—	—	—	61	—
Purchase of treasury stock at cost	(7,129)	—	—	—	—	(460)
BALANCE AT DECEMBER 27, 2019	10,070,213	$504	$76,523	$253,114	$2,319	$(2,221)
Net income	—	—	—	20,387	—	—
Dividends declared	—	—	—	(1,693)	—	—
Award of non-vested shares	12,396	—	—	—	—	—
Stock-based compensation	—	—	(286)	—	—	—
Currency translation adjustment	—	—	—	—	(1,607)	—
Change in pension plans, net of tax of $20	—	—	—	—	62	—
BALANCE AT MARCH 27, 2020	10,082,609	$504	$76,237	$271,808	$774	$(2,221)
Net income	—	—	—	12,869	—	—
Dividends declared	—	—	—	(1,697)	—	—
Issuance of stock under employee stock purchase plan	2,190	—	126	—	—	—
Stock-based compensation	—	—	1,417	—	—	—
Currency translation adjustment	—	—	—	—	1,537	—
Change in pension plans, net of tax of $60	—	—	—	—	180	—
BALANCE AT JUNE 26, 2020	10,084,799	$504	$77,780	$282,980	$2,491	$(2,221)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	July 2, 2021	June 26, 2020
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$76,455	$39,686
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	9,660	9,303
Amortization of intangible assets	355	2,186
Amortization of deferred financing costs	20	20
Stock based compensation	2,571	1,798
Loss on disposal of productive assets	44	149
Deferred income taxes	(860)	(65)
Change in operating assets and liabilities:
Accounts receivable, net	(26,789)	(38,209)
Inventories, net	(32,905)	417
Accounts payable and accrued liabilities	26,502	5,613
Other current assets	(659)	3,710
Other non-current assets	(6,077)	(55)
Other long-term liabilities	9,970	752
Other, net	(676)	255
	57,611	25,560
CASH USED FOR INVESTING ACTIVITIES
Proceeds from sale of productive assets	13	10
Capital expenditures	(15,481)	(11,350)
	(15,468)	(11,340)
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	—	126
Dividends paid	(6,297)	(5,078)
Purchases of treasury stock	(495)	(460)
	(6,792)	(5,412)
Effect of foreign currency rate changes on cash	1,228	255
Increase in cash and cash equivalents	36,579	9,063
CASH AND CASH EQUIVALENTS
Beginning of period	212,437	172,382
End of period	$249,016	$181,445

Supplemental Disclosure:
Non-cash treasury stock activity	$75	$—
Non-cash dividends	7	5
Cash paid for taxes	18,828	4,418
Cash paid for interest	86	86

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of July 2, 2021 and June 26, 2020, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2020 which was filed with the Securities and Exchange Commission on December 11, 2020.

Due to seasonal variations and other factors, some of which are described herein, including related to the ongoing coronavirus (COVID-19) outbreak and resulting pandemic, the results of operations for the three and nine months ended July 2, 2021 are not necessarily indicative of the results to be expected for the Company’s full 2021 fiscal year.  See "Coronavirus (COVID-19)" below and “Seasonality” and "Coronavirus (COVID-19)" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

While some government mandates eased in the latter half of fiscal 2020, these mandates continued to emphasize social distancing measures to the general public. As a result, in the latter part of fiscal 2020 we saw increased participation in fishing, camping and watercraft recreation and the related demand for our products in these business segments, largely driven by consumer desire to engage in socially distant and safe activities in the great outdoors. This trend in increased demand for our outdoor recreation products continued into fiscal 2021.

Despite the availability of vaccines, and the overall reduction in restrictions on economic and social activities that were implemented at the start of the pandemic, COVID-19 continues to be a serious global health concern and has a significant impact on macroeconomic and societal developments, including on economic activity and supply chain continuity, in various key regions of the world and related to certain raw materials and components. As a result, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on Company operations and profitability for the remainder of fiscal 2021 and beyond as the situation is dynamic and constantly changing. The Company will continue to monitor evolving economic and general business conditions stemming from the COVID-19 pandemic and the actual and potential impacts on our financial position, results of operations and cash flows.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $1,446, $2,697 and $2,834 as of July 2, 2021, October 2, 2020 and June 26, 2020, respectively. The increase in net accounts receivable to $94,750 as of July 2, 2021 from $67,292 as of October 2, 2020 is attributable to the seasonal nature of the Company’s business and the resulting increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are

Index	JOHNSON OUTDOORS INC.
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

For the three and nine month periods ended July 2, 2021 and June 26, 2020, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and nine month periods ended July 2, 2021 and June 26, 2020, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 40,743 and 41,390 for the three months ended July 2, 2021 and June 26, 2020, respectively, and 40,471 and 40,260 for the nine months ended July 2, 2021 and June 26, 2020, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 20,277 and 36,495 for the three month periods ended July 2, 2021 and June 26, 2020, respectively, and 27,411 and 42,368 for the nine months ended July 2, 2021 and June 26, 2020, respectively.

Dividends per share

Dividends per share for the three and nine month periods ended July 2, 2021 and June 26, 2020 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Nine months ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Dividends declared per common share:
Class A	$0.21	$0.17	$0.63	$0.51
Class B	$0.19	$0.15	$0.57	$0.46

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 501,314 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at July 2, 2021. Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the nine months ended July 2, 2021 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 2, 2020	40,492	$62.15
Non-vested stock grants	14,954	101.97
Restricted stock vested	(17,234)	53.79
Forfeitures	(621)	120.77
Non-vested stock at July 2, 2021	37,591	80.86

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,341 and 4,054 during the nine month periods ended July 2, 2021 and June 26, 2020, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $286 and $270 for the three month periods ended July 2, 2021 and June 26, 2020, respectively, and $862 and $762 for the nine months ended July 2, 2021 and June 26, 2020, respectively. Unrecognized compensation cost related to non-vested stock as of July 2, 2021 was $1,764, which amount will be amortized to expense through November 2024 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended July 2, 2021 and June 26, 2020 was $1,950 and $1,329, respectively.

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

A summary of RSU activity for the nine months ended July 2, 2021 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 2, 2020	67,821	$68.34
RSUs granted	20,059	88.49
RSUs vested	(18,112)	43.49
RSUs at July 2, 2021	69,768	80.58

Stock compensation expense, net of forfeitures, related to RSUs was $735 and $1,678 for the three and nine months ended July 2, 2021, respectively. For the three and nine months ended June 26, 2020, the Company recognized expense of $1,161 and $992, respectively. Unrecognized compensation cost related to non-vested RSUs as of July 2, 2021 was $3,111, which amount will be amortized to expense through September 2023 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 3,320 and 3,075 during the nine month periods ended July 2, 2021 and June 26, 2020, respectively.

The fair value of restricted stock units recognized as a tax deduction during the nine month periods ended July 2, 2021 and June 26, 2020 was $3,353 and $1,426, respectively.

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

During the three month period ended July 2, 2021, the Company issued 0 shares of Class A common stock and recognized $31 of expense in connection with the Employees' Stock Purchase Plan. During the nine month period ended July 2, 2021, the Company issued 0 shares of Class A common stock and recognized $31 of expense in connection with the Plan. During the three month period ended June 26, 2020, the Company issued 2,190 shares of Class A common stock and recognized $14 of income in connection with the Plan. During the nine month period ended June 26, 2020, the Company issued 2,190 shares of Class A common stock and recognized $44 of expense in connection with the Plan.

Index	JOHNSON OUTDOORS INC.
5    PENSION PLANS

The Company has two non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

The Company made contributions of $42 and $44 to its pension plans for the three months ended July 2, 2021 and June 26, 2020, respectively, and contributions of $130 and $132 for the nine months ended July 2, 2021 and June 26, 2020, respectively.

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

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended July 2, 2021 and June 26, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	163	423	629	698
Less estimated return on plan assets	6	267	327	481
Amortization of unrecognized losses (gains)	163	321	432	403
Net periodic benefit cost	$320	$477	$734	$620

6    INCOME TAXES

For the three and nine months ended July 2, 2021 and June 26, 2020, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Profit before income taxes	$39,074	$15,557	$102,395	$52,523
Income tax expense	10,300	2,688	25,940	12,837
Effective income tax rate	26.4%	17.3%	25.3%	24.4%

The effective tax rate was higher for the three and nine months ended July 2, 2021 compared to the prior year periods due to the favorable impact from a decrease in reserves for unrecognized tax benefits reported in the prior year periods.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended July 2, 2021 and June 26, 2020 were:

July 2, 2021	June 26, 2020
France	France
Indonesia	Indonesia
Switzerland	Switzerland

Index	JOHNSON OUTDOORS INC.
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

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	July 2, 2021	October 2, 2020	June 26, 2020
Raw materials	$82,648	$48,874	$46,232
Work in process	87	39	153
Finished goods	48,007	48,524	47,833
	$130,742	$97,437	$94,218

8    GOODWILL

The changes in goodwill during the nine months ended July 2, 2021 and June 26, 2020 were as follows:

	July 2, 2021	June 26, 2020
Balance at beginning of period	$11,184	$11,186
Amount attributable to movements in foreign currency rates	58	(23)
Balance at end of period	$11,242	$11,163

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
9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the nine months ended July 2, 2021 and June 26, 2020.

	July 2, 2021	June 26, 2020
Balance at beginning of period	$10,849	$9,190
Expense accruals for warranties issued during the period	9,776	8,252
Less current period warranty claims paid	6,852	6,529
Balance at end of period	$13,773	$10,913

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

11    INDEBTEDNESS

The Company had no debt outstanding at July 2, 2021, October 2, 2020, or June 26, 2020.

Revolvers
The Company and certain of its subsidiaries have entered into an unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility consists of a $75 million Revolving Credit Facility among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (as amended, the “Credit Agreement” or “Revolver”). The Revolver provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders. On July 15, 2021, the Company entered into a First Amendment to this credit facility that extended its expiration date from November 15, 2022, to July 15, 2026. Other key provisions of the credit facility remained as outlined above and the description herein is qualified in its entirety by the terms and conditions of the original Debt Agreement (a copy of which was filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017) and the Amendment, (a copy of which was filed as Exhibit 10.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021).

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at July 2, 2021 and June 26, 2020 were approximately 1.1% and 1.2%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of July 2, 2021 or June 26, 2020.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $181 and $181 as of July 2, 2021 and June 26, 2020, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 12% of the Company’s revenues for the nine month period ended July 2, 2021 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros, approximately 7% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of July 2, 2021 and June 26, 2020, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at July 2, 2021, October 2, 2020 and June 26, 2020 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

Index	JOHNSON OUTDOORS INC.
is also reported at fair value as "Deferred compensation liability" in the Company's accompanying Condensed Consolidated Balance Sheets. Changes in the liability are recorded in "Administrative management, finance and information systems" expense in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the Company’s financial assets measured at fair value as of July 2, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,879	$—	$—	$27,879

The following table summarizes the Company’s financial assets measured at fair value as of October 2, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$21,550	$—	$—	$21,550

The following table summarizes the Company’s financial assets measured at fair value as of June 26, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$19,493	$—	$—	$19,493

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended July 2, 2021 and June 26, 2020 was:

		Three Months Ended		Nine months ended
	Location of (income) loss recognized in Statement of Operations	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Rabbi trust assets	Other (income) expense, net	$(1,351)	$(2,732)	$(5,151)	$(398)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the nine month periods ended July 2, 2021 or June 26, 2020.

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

Index	JOHNSON OUTDOORS INC.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The amendments in this guidance were effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the potential impact of this guidance on its financial statements and disclosures.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At July 2, 2021, the right to returns asset was $1,105 and the accrued returns liability was $3,043. At June 26, 2020, the right to returns asset was $1,082 and the accrued returns liability was $3,207. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

The Company generally accounts for shipping and handling activities as a fulfillment activity, consistent with the timing of revenue recognition; that is, when a customer takes control of the transferred goods. In the event that a

Index	JOHNSON OUTDOORS INC.
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

16    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and nine month periods ended July 2, 2021, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $25,138 and $88,649, respectively, of the Company's consolidated revenues. During the three and nine month periods ended June 26, 2020, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $20,433 and $70,269, respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020	October 2, 2020
Net sales:
Fishing:
Unaffiliated customers	$155,098	$102,542	$441,727	$335,445
Interunit transfers	250	199	636	529
Camping:
Unaffiliated customers	17,744	9,653	44,160	25,999
Interunit transfers	13	12	35	29
Watercraft Recreation:
Unaffiliated customers	19,783	15,238	49,948	26,104
Interunit transfers	90	29	146	36
Diving
Unaffiliated customers	20,678	10,694	48,973	41,405
Interunit transfers	2	2	8	11
Other / Corporate	265	263	583	575
Eliminations	(355)	(242)	(825)	(605)
Total	$213,568	$138,390	$585,391	$429,528
Operating profit (loss):
Fishing	$39,390	$23,273	$107,553	$71,208
Camping	4,305	828	10,075	1,603
Watercraft Recreation	3,446	1,181	7,329	(2,021)
Diving	1,978	(2,595)	384	(3,202)
Other / Corporate	(11,020)	(9,758)	(27,649)	(16,064)
	$38,099	$12,929	$97,692	$51,524
Total assets (end of period):
Fishing			$264,364	$204,406	$206,244
Camping			48,352	35,670	37,514
Watercraft Recreation			29,519	24,003	21,038
Diving			67,927	63,079	67,393
Other / Corporate			249,233	190,451	213,837
			$659,395	$517,609	$546,026
1

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended July 2, 2021 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 2, 2021	$8,253	$(2,404)	$5,849
Other comprehensive income before reclassifications	742	—	742
Amounts reclassified from accumulated other comprehensive income	—	164	164
Tax effects	—	(41)	(41)
Balance at July 2, 2021	$8,995	$(2,281)	$6,714

The changes in AOCI by component, net of tax, for the three months ended June 26, 2020 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at March 27, 2020	$3,883	$(3,109)	$774
Other comprehensive income before reclassifications	1,537	—	1,537
Amounts reclassified from accumulated other comprehensive income	—	240	240
Tax effects	—	(60)	(60)
Balance at June 26, 2020	$5,420	$(2,929)	$2,491
The changes in AOCI by component, net of tax, for the nine months ended July 2, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2020	$7,323	$(2,606)	$4,717
Other comprehensive loss before reclassifications	1,672	—	1,672
Amounts reclassified from accumulated other comprehensive income	—	433	433
Tax effects	—	(108)	(108)
Balance at July 2, 2021	$8,995	$(2,281)	$6,714
The changes in AOCI by component, net of tax, for the nine months ended June 26, 2020 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
September 27, 2019	$4,790	$(3,232)	$1,558
Other comprehensive loss before reclassifications	630	—	630
Amounts reclassified from accumulated other comprehensive income	—	404	404
Tax effects	—	(101)	(101)
Balance at June 26, 2020	$5,420	$(2,929)	$2,491

    The reclassifications out of AOCI for the three months ended July 2, 2021 and June 26, 2020 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended
	July 2, 2021	June 26, 2020	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$164	$240	Other income and expense
Tax effects	(41)	(60)	Income tax expense
Total reclassifications for the period	$123	$180
The reclassifications out of AOCI for the nine months ended July 2, 2021 and June 26, 2020 were as follows:

	Nine Months Ended
	July 2, 2021	June 26, 2020	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$433	$404	Other income and expense
Tax effects	(108)	(101)	Income tax expense
Total reclassifications for the period	$325	$303

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

The adoption of the new standard had a significant impact on the Company's condensed consolidated balance sheet in fiscal year 2020 due to the initial recognition of approximately $41 million of lease liabilities with corresponding ROU assets for operating leases. The new standard did not have a significant impact on the condensed consolidated statements of operations or cash flows, and did not impact our debt covenant compliance under our current credit agreements.

The Company determines if an arrangement is a lease at inception. The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. As of July 2, 2021, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 18 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the ROU assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

Index	JOHNSON OUTDOORS INC.
The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended July 2, 2021 and June 26, 2020 were as follows:

	Three months ended		Nine months ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Lease Cost
Operating lease costs	$2,107	$1,792	$6,184	$5,355
Short-term lease costs	403	478	1,206	1,435
Variable lease costs	46	42	138	129
Total lease cost	$2,556	$2,312	$7,528	$6,919

Included in the amounts in the table above were rent expense to related parties of $262 and $778 for the three and nine months ended July 2, 2021, respectively, and $246 and $739 for the three and nine months ended June 26, 2020, respectively.

As of July 2, 2021, the Company did not have any finance leases. There were no significant new leases entered into during the quarter ended July 2, 2021. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Nine months ended
	July 2, 2021	June 26, 2020
Operating leases:

Operating lease ROU assets	$43,741	$37,669

Current operating lease liabilities	5,281	5,900
Non-current operating lease liabilities	39,382	32,474
Total operating lease liabilities	$44,663	$38,374

Weighted average remaining lease term (in years)	13.24	10.50

Weighted average discount rate	3.15%	2.86%

Cash paid for amounts included in the measurement of lease liabilities	$5,680	$4,726

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at July 2, 2021 were as follows:

Year	Related parties included in total	Total
Remainder of 2021	$289	$2,428
2022	193	6,631
2023	—	5,825
2024	—	5,263
2025	—	3,927
Thereafter	—	32,563
Total undiscounted lease payments	482	56,637
Less: Imputed interest	(2)	(11,974)
Total net lease liability	$480	$44,663

Index	JOHNSON OUTDOORS INC.
During the second quarter of fiscal 2021, the Company amended its agreement with the landlord on an existing leased facility. Payments under the amended agreement are expected to begin in fiscal year 2022 and go through June 2039, and total estimated rental payments, not included in the amounts above, will be approximately $14 million over the course of the lease as amended. As of July 2, 2021, the Company did not have any other additional significant operating lease commitments that have not yet commenced.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended July 2, 2021 and June 26, 2020. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Index	JOHNSON OUTDOORS INC.
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

Although later during our 2020 third fiscal quarter, stay-at-home orders were lifted, government prescriptions for the general public to maintain social distancing and avoid activities involving large crowds or being in confined spaces with others to mitigate the spread of the virus continued and, as a result, the outdoor recreation industry has benefited from increased participation. As consumers took advantage of being outdoors, the Company saw an increase in demand for many of its warm weather outdoor recreational products and each of our Fishing, Camping and Watercraft Recreation segments began to experience increased sales volumes toward the end of fiscal 2020. As a result, our customers’ inventory levels were drawn down, and accordingly, we continued to experience strong orders from our customers during the first three quarters of fiscal 2021 to satisfy strong consumer demand for our products across these segments. Nonetheless, COVID-19 has caused widely-documented supply chain and logistics disruptions across industries, including those in which we operate, which have been exacerbated due to the recent higher demand for our outdoor recreation products. As a result of these disruptions, the Company is focused on managing its supply chain to meet the continued strong consumer demand; however, such disruptions may affect our ability to fill such demand across our segments.

Highlights

Net sales of $213,568 for the third quarter of fiscal 2021 increased $75,178, or 54%, from the same period in the prior year. The prior year third quarter was heavily impacted by COVID-19 related shutdowns, resulting in unusually low sales volumes for the quarter. Due to this, as well as increased participation in outdoor recreation activities in the current fiscal year as a result of social distancing and other indoor activity restrictions related to the ongoing COVID-19 pandemic, there was a significant increase in third quarter sales volumes across all businesses over the prior year quarter. This sales volume increase was the primary driver of the increase of $25,170 in operating profit over the prior year quarter.

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

Index	JOHNSON OUTDOORS INC.

	Fiscal Year
	2020		2019		2018
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	22%	10%	19%	9%	21%	11%
March	27%	45%	32%	43%	31%	41%
June	23%	17%	31%	43%	31%	51%
September	28%	28%	18%	5%	17%	-3%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net sales:
Fishing	$155,348	$102,741	$442,363	$335,974
Camping	17,757	9,665	44,195	26,028
Watercraft Recreation	19,873	15,267	50,094	26,140
Diving	20,680	10,696	48,981	41,416
Other / Eliminations	(90)	21	(242)	(30)
Total	$213,568	$138,390	$585,391	$429,528
Operating profit (loss):
Fishing	$39,390	$23,273	$107,553	$71,208
Camping	4,305	828	10,075	1,603
Watercraft Recreation	3,446	1,181	7,329	(2,021)
Diving	1,978	(2,595)	384	(3,202)
Other / Eliminations	(11,020)	(9,758)	(27,649)	(16,064)
Total	$38,099	$12,929	$97,692	$51,524

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended July 2, 2021 were $213,568, an increase of $75,178, or 54%, compared to $138,390 for the three months ended June 26, 2020. As described above, the prior year third quarter was impacted negatively by COVID-19 related shutdowns. However, the current year quarter has seen strong sales volumes due to increased participation in outdoor recreation, as consumers continue to take advantage of being outdoors. Foreign currency translation had a favorable impact of approximately 1% on current year third quarter net sales compared to the prior year's third quarter net sales.

Net sales for the three months ended July 2, 2021 for the Fishing business were $155,348, an increase of $52,607, or 51%, from $102,741 during the third fiscal quarter of the prior year. The increase was driven by favorable comparison to the prior year quarter as explained above and due to COVID-19 related shutdowns in the prior year quarter, as well as increased participation in outdoor recreation, principally as a result of the effect of COVID-19 on consumer recreation and leisure choices which resulted in a significant increase in demand for our fishing products between quarters.

Net sales for the Camping business were $17,757 for the third quarter of the current fiscal year, an increase of $8,092, or 84%, from the prior year net sales during the same period of $9,665. COVID-19 related shutdowns unfavorably impacted both production and demand in the prior year period for this segment. In the current fiscal year third quarter, increased sales of

Index	JOHNSON OUTDOORS INC.
Jetboil and Eureka! consumer camping products as a result of increased participation in outdoor recreation activities described above were the primary drivers of the increase.

Net sales for the third quarter of fiscal 2021 for the Watercraft Recreation business were $19,873, an increase of $4,606, or 30%, compared to $15,267 in the prior year same period. COVID-19 related shutdowns unfavorably impacted both production and demand in the prior year period for this segment. During the current fiscal year third quarter, increased participation in outdoor recreation activities and successful offerings of new products further drove the significant increase over the prior year quarter.

Net sales for Diving, our most global business, for the third quarter of fiscal 2021were $20,680, an increase of $9,984 or 93% versus $10,696 for the three months ended June 26, 2020. In the prior year third quarter, demand was severely deflated due to the effects of COVID-19 which caused the closure of destination travel locations and resulted in lower tourism activities. As several regions around the world have started to re-open, sales volumes have begun increasing. Additionally, there was a favorable foreign currency translation impact on sales in this segment of approximately 5% versus the prior year quarter.

For the nine months ended July 2, 2021, consolidated net sales of $585,391 increased $155,863 or 36% compared to $429,528 for the nine months ended June 26, 2020. Foreign currency translation had a favorable impact of less than 1% on net sales of the current year to date period versus the prior year to date period. Similar to the results for the fiscal third quarter as noted above, the prior year-to-date period experienced low sales volumes as a result of COVID-19 related shutdowns. Due to increased participation in outdoor recreation, the current fiscal 2021 year-to-date period has resulted in significant increased demand and sales volumes.

Net sales for the nine months ended July 2, 2021 for the Fishing business were $442,363, an increase of $106,389, or 32% from $335,974 during the same period of the prior year. The increase over the prior year to date period was driven by increased participation in outdoor recreation, principally as a result of the effect of COVID-19 on consumer recreation and leisure choices, resulting in higher demand across all product lines in this segment.

Net sales for the Camping business were $44,195 for the nine months ended July 2, 2021, an increase of $18,167, or 70%, from the prior year net sales during the same period of $26,028. Increased sales of Jetboil and Eureka! consumer camping products as a result of increased participation in outdoor recreation activities were the primary driver of the increase.

Net sales for the nine months ended July 2, 2021 for the Watercraft Recreation business were $50,094, an increase of $23,954, or 92%, compared to $26,140 in the prior year same period. Increased demand as a result of increased participation in watercraft recreation during the COVID-19 pandemic drove the overall increase over the prior year to date period.

Diving net sales were $48,981 for the nine months ended July 2, 2021 versus $41,416 for the nine months ended June 26, 2020, an increase of $7,565, or 18%. As explained earlier, this segment was heavily impacted by COVID-19 shutdowns and restrictions in the prior year-to-date period, due to disruptions to the global tourism industry. As the industry slowly begins to recover, increased demand in the current fiscal year-to-date period drove the increase in sales over the prior year period. There was a favorable effect of foreign currency translation of approximately 5% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended July 2, 2021 was $116,057 compared to $75,828 for the three months ended June 26, 2020.  The increase year over year was driven primarily by increases in variable costs due to the higher sales volume in the current year quarter over the prior year quarter. Furthermore, the Company incurred $2,600 of additional tariff costs versus the prior year quarter and experienced increased inbound air freight costs as the Company continues to manage disruptions in its supply chain to ensure the availability of necessary components, parts and other raw materials across our segments to meet sales demand for our products.

For the nine months ended July 2, 2021, cost of sales was $319,596 compared to $238,222 in the same period of the prior year. The increase year over year was primarily driven by increased sales volumes in the current year versus the prior year as described above. The Company also incurred $4,600 of additional tariff costs and experienced increased inbound air freight costs versus the prior year quarter all as described above.

Gross Profit Margin

For the three months ended July 2, 2021, gross profit as a percentage of net sales was 45.7% compared to 45.2% in the three month period ended June 26, 2020. The gross profit impact of cost increases noted above was more than offset by increased sales volume-related efficiencies.

Index	JOHNSON OUTDOORS INC.
For the nine months ended July 2, 2021, gross profit as a percentage of net sales was 45.4% compared to 44.5% in the prior nine month period, mainly due to increased sales volume efficiencies and favorable product mix, which more than offset the increase in tariffs and inbound air freight costs over the prior year to date period noted above.

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

Operating Expenses

Operating expenses were $59,412 for the three months ended July 2, 2021, compared to $49,633 for the three months ended June 26, 2020.  The increase of $9,779 was primarily due to the impact of higher sales volume-driven expenses and approximately $2,000 of higher health insurance claims expense in the current year quarter.

Operating expenses were $168,103 for the nine months ended July 2, 2021, compared to $139,782 for the nine months ended June 26, 2020. The increase of $28,321 was primarily due to the impact of higher sales volume-driven expenses, as well as higher variable and deferred compensation expense and higher health benefit costs between periods. Furthermore, favorable market conditions on the Company's deferred compensation plan assets resulted in approximately $4,900 of higher deferred compensation expense in the current year to date period as compared to the prior year to date period, which was entirely offset by a gain in Other (Income) Expense, net related to marking these deferred compensation plan assets to market.

Operating Profit

Operating profit on a consolidated basis for the three month period ended July 2, 2021 was $38,099, compared to an operating profit of $12,929 in the third quarter of the prior fiscal year.   Higher sales volumes and the other factors discussed above were the primary drivers of the increase in operating profit between quarters.

Operating profit on a consolidated basis for the nine months ended July 2, 2021 was $97,692, compared to an operating profit of $51,524 in the prior year to date period. The improvement year over year was driven primarily by increased sales volumes as well as the other factors discussed above.

Interest

Interest expense remained flat at $35 for each of the three months ended July 2, 2021 and June 26, 2020. Interest expense was $102 for the nine months ended July 2, 2021 compared to $105 for the nine months ended June 26, 2020.

Interest income for the three month periods ended July 2, 2021 and June 26, 2020 was $76 and $170, respectively. For the nine months ended July 2, 2021, interest income was $238, compared to $1,309 for the nine months ended June 26, 2020. The decrease in interest income year over year was mainly driven by the decrease in interest rates in fiscal 2021 versus the corresponding period of fiscal 2020.

Other Income, net

Other income was $934 for the three months ended July 2, 2021 compared to $2,493 in the prior year period.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $1,550 in the three month period ended July 2, 2021 compared to $2,791 in the three month period ended June 26, 2020. The change year over year in the investment value of these assets was offset by the deferred compensation expense included in the Company's Operating expenses during the same periods. For the three months ended July 2, 2021, foreign currency exchange losses were $220 compared to gains of $74 for the three months ended June 26, 2020.

For the nine months ended July 2, 2021, other income was $4,567 compared to expense of $205 in the nine months ended June 26, 2020. Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan in the nine months ended July 2, 2021 were $5,554, compared to $648 in the nine months ended June 26, 2020. Foreign currency exchange losses were $99 for the nine months ended July 2, 2021, compared to losses of $224 for the nine months ended June 26, 2020.

Income Tax Expense

Index	JOHNSON OUTDOORS INC.
The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and nine month periods ended July 2, 2021 were 26.4% and 25.3%, respectively, compared to 17.3% and 24.4% in the corresponding periods of the prior year. The key factor impacting the effective tax rate for the three and nine months ended July 2, 2021 was the favorable impact from a decrease in reserves for unrecognized tax benefits reported in the prior year periods.

Net Income

Net income for the three months ended July 2, 2021 was $28,774, or $2.83 per diluted common class A and B share, compared to net income of $12,869, or $1.27 per diluted common class A and B share, for the third quarter of the prior fiscal year.

Net income for the nine months ended July 2, 2021 was $76,455, or $7.53 per diluted common class A and B share, compared to net income of $39,686, or $3.93 per diluted common class A and B share, for the nine months ended June 26, 2020.

Liquidity and Financial Condition

Cash and cash equivalents totaled $249,016 as of July 2, 2021, compared to cash and cash equivalents of $181,445 as of June 26, 2020.  The increase in cash year over year was due primarily to increased operating profits earned over the prior year period. The Company’s debt to total capitalization ratio was 0% as of July 2, 2021 and June 26, 2020.  The Company’s total debt balance was $0 as of each of July 2, 2021 and June 26, 2020.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $94,750 as of July 2, 2021, an increase of $12,173 compared to $82,577 as of June 26, 2020.  The increase is consistent with increased sales volumes year over year. Inventories were $130,742 as of July 2, 2021, an increase of $36,524, compared to $94,218 as of June 26, 2020. The increase in our inventory balances over the prior year period is due to increased raw material and other component purchases in an effort to meet increased demand for products in the current year period. Accounts payable were $54,991 at July 2, 2021 compared to $31,026 as of June 26, 2020, which increase corresponded with the increase in inventory balances between periods.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended
(thousands)	July 2, 2021	June 26, 2020
Cash provided by (used for):
Operating activities	$57,611	$25,560
Investing activities	(15,468)	(11,340)
Financing activities	(6,792)	(5,412)
Effect of foreign currency rate changes on cash	1,228	255
Increase in cash and cash equivalents	$36,579	$9,063

Operating Activities

Cash provided by operations totaled $57,611 for the nine months ended July 2, 2021 compared to $25,560 during the corresponding period of the prior fiscal year.  The increase in cash provided by operations over the prior year nine month period was due primarily to increased net income between periods, offset in part by changes in working capital balances between periods. Depreciation and amortization charges were $10,015 for the nine month period ended July 2, 2021 compared to $11,489 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $15,468 for the nine months ended July 2, 2021 compared to cash used for investing activities of $11,340 for the corresponding period of the prior fiscal year.  Cash usage for capital expenditures totaled $15,481 for the current year nine month period and $11,350 for the prior year period.  Any additional capital expenditures in fiscal 2021 are expected to be funded by working capital.

Index	JOHNSON OUTDOORS INC.
Financing Activities

Cash used for financing activities totaled $6,792 for the nine months ended July 2, 2021 compared to $5,412 for the nine month period ended June 26, 2020 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either quarter ended July 2, 2021 and June 26, 2020. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of July 2, 2021 the Company held approximately $54,656 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended July 2, 2021.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $181 and $181 as of July 2, 2021 and June 26, 2020, respectively.

The Company anticipates making contributions of $41 to its defined benefit pension plans during the remainder of fiscal 2021.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 2, 2020 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 11, 2020. There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended July 2, 2021.

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

Coronavirus outbreak

As disclosed in our prior filings with the Securities and Exchange Commission and elsewhere herein, in December 2019, a new strain of coronavirus ("COVID-19") began to spread globally, leaving no region or part of the world unaffected by the pandemic it has created. Governments and health authorities have been taking, and continue to take, measures to prevent the spread of this virus, and have approved the use of vaccines to help curb the spread of this virus, but it is presently unknown to what extent the vaccines and these other actions will be successful or the potential timing of completion of these measures and their outcome and impact on the Company's business in the future, including related to demand for the Company's products and any continued disruption in the supply of necessary components and raw materials for the Company to produce products to meet sales demand. If COVID-19 is not contained, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company (at the quantities and pricing demanded by the Company), the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if a significant number of its employees at a particular facility or location were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could all be adversely impacted. The continued financial impact of the coronavirus pandemic on the Company (including with respect to the continued heightened demand for the Company’s outdoor recreation products and any continued disruption in its supply chain) will depend on future developments and cannot be reasonably predicted or estimated at this time, but could materially and adversely affect its results for an unknown but possibly extended period. See the section "Risk Factors" identified in Part I, Item 1A in our Form 10-K filed with the Securities and Exchange Commission on December 11, 2020 for more information.

Index	JOHNSON OUTDOORS INC.
Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 12% of the Company’s revenues for the nine month period ended July 2, 2021 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros, approximately 7% in Canadian dollars and approximately 1% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of July 2, 2021 and June 26, 2020, the Company held no foreign currency forward contracts.

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

Supply Chain Sourcing Risk

As described elsewhere herein, the COVID-19 pandemic has disrupted the normal seasonal selling patterns for the Company’s warm-weather outdoor recreation products. As stay at home restrictions were lifted, the Company has seen an increase in demand for its products that has continued into fiscal 2021. This higher than normal level of demand has (along with demand for certain raw materials and components used in our products from third parties in other industries unrelated to our products) placed strain on the Company’s supply chain, which has resulted in, and may continue to result in, limited availability of key raw materials and components that may ultimately result in delays in fulfilling orders or higher purchase prices (including increased expediting costs) to get the raw material and other components needed for the Company to fulfill orders and meet demand. The Company is monitoring this risk and planning for alternative sources of supply of critical components where feasible.

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

Index	JOHNSON OUTDOORS INC.
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
Signatures Dated: August 9, 2021
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

10.1
First Amendment dated July 15, 2021 to Amended and Restated Credit Agreement dated as of November 15, 2017 among the Company, certain of the Company’s subsidiaries named therein, PNC Bank, National Association, as lender and as administrative agent, PNC Capital Markets LLC, as sole lead arranger and bookrunner, and the other lender named therein. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2021 and incorporated herein by reference.)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.