Form 10-K
period 2021-10-01
JOHNSON OUTDOORS INC
filed 2021-12-10
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2021

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

Large Accelerated Filer	☒
Accelerated Filer	☐
Non-Accelerated Filer	☐
Smaller Reporting Company	☐
Emerging Growth Company	☐

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

As of November 26, 2021, 8,919,318 shares of Class A and 1,207,882 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $763,000,000 on April 2, 2021 (the last business day of the registrant’s most recently completed fiscal second quarter) based on approximately 5,225,000 shares of Class A common stock held by non-affiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $146.04 per share, the closing price of the Class A common stock as reported on the NASDAQ Global Select MarketSM on April 2, 2021 (the last trading day of the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family, as defined herein) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from political instability (and its impact on the economies in jurisdictions where the Company has operations), changes in US trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic, which has affected, and may continue to affect, market and economic conditions, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company's customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, necessary to manufacture and produce the Company's products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Fishing growth has been driven by focusing on innovative technology, quality products and effective marketing.  Such consumer marketing and promotion activities include: the Minn Kota, Humminbird and Cannon brand websites; social media networks; product placements on fishing-related television shows; print advertising and editorial coverage in outdoor, general interest and sport magazines; professional angler and tournament sponsorships; and packaging and point-of-purchase materials and offers to increase consumer appeal and sales.

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

The Company uses a rotational molding process for manufacturing mid- to high-end polyethylene kayaks and canoes and uses a thermoform molding process in the manufacturing of lower priced models at its facility in Old Town, Maine. Watercraft Recreation accessory brands, including Carlisle branded paddles, are produced primarily by third party sources located in North America and Asia. The company's personal flotation devices are manufactured by third party sources located in Asia and are sold under the Old Town brand.

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

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, buoyancy compensators, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO diving equipment is marketed to the premium recreational segment and high-performance technical diving market. Products are sold via select distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including regular maintenance, product repair, diving education and travel programs. The Company also sells diving gear direct to consumers via the SCUBAPRO website and to dive training centers, resorts, public safety units and armed forces around the world.

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

The Company manufactures regulators, dive computers, gauges, and instruments at its Italian and Indonesian facilities. The Company sources buoyancy compensators, neoprene goods, diving and snorkeling soft goods, proprietary materials, and other components from third party contract manufacturers.

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

Research and Development

The Company commits significant resources to new product research and development in each of its business segments.  Fishing conducts its product research, design, engineering and software development activities at its locations in Mankato and Little Falls, Minnesota; Alpharetta, Georgia; Toronto, Canada; and Eufaula, Alabama.  Diving maintains research and development facilities in Zurich, Switzerland and Casarza Ligure, Italy.  Research and development activities for Watercraft Recreation are performed in Old Town, Maine.  Product research, design and innovation for Camping products are conducted at the Company's Binghamton, New York, Racine, Wisconsin and Manchester, New Hampshire locations.

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

Fishing:  Minn Kota’s competitors in the electric trolling motors business are Motor Guide® and Lowrance™, owned by Brunswick Corporation, and Garmin™ . Competition in this business is focused on technological innovation, product quality and durability as well as product benefits and features for fishing.

Humminbird’s main competitors in the market for on-boat electronics are Garmin™, Lowrance™, Simrad and Raymarine®.  Competition in this business is primarily focused on the quality of sonar imaging and display, easy to use graphical interfaces as well as the integration of mapping and GPS technology.  Humminbird products contain marine cartography features.  Competitors offering marine cartography products include Navionics®, owned by Garmin, and C-Map®, owned by Brunswick Corporation.  Competition in this business focuses primarily on quality of data and quantity of available charts for inland lakes and ocean shoreline.

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

Employees

At October 1, 2021, the Company had approximately 1,400 regular, full-time employees, of which approximately 1,000 were employed in the United States and approximately 400 were employed outside of the United States.  Approximately 55 or 4% were represented by a collective bargaining agreement, all of whom are located at our facilities in Batam, Indonesia. In recent years, we have not experienced any significant work slowdowns, stoppages, or other labor disruptions. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

The Company remains committed to areas of work place safety, product quality and customer satisfaction. Successful execution of our mission is dependent on attracting, developing and retaining key employees and members of our management team, as well as providing competitive pay and benefits.

In response to the COVID-19 pandemic, the Company has generally maintained its headcount as it has accommodated our operations to the virus environment. The Company has taken what it believes to be appropriate measures to ensure the health and safety of its employees and has, in certain cases, permitted remote working.

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

Historically, the Company attempted to mitigate product availability and these supply chain risks when possible through the purchase of safety stock, use of forecast-based supply contracts, and, to a lesser extent, with just in time inventory deliveries or supplier-owned inventory located close to the Company’s manufacturing locations.  In doing so, the Company strived to balance the businesses’ need to maintain adequate inventory levels with the cost of holding such inventory by manufacturing to forecast for high volume products, utilizing build-to-order strategies wherever possible, and by having contract-manufactured products delivered to customers directly from the supplier.  The Company also seeks to manage its inventory through on-going product design and logistical initiatives with its suppliers to reduce lead times.

As most military contracts require utilization of domestic suppliers, the Company is limited to key vendors for materials used in its military tent business.

COVID-19 has caused widely-documented supply chain and logistics disruptions across industries, including those in which the Company operates, which have been exacerbated during the latter portion of fiscal 2021 and into fiscal 2022 due to the recent higher demand for the Company’s outdoor recreation products.

Because the Company expects that these same supply chain disruptions will continue into fiscal 2022, the Company remains focused on evaluating and pursuing additional options (beyond building inventory) to manage its supply chain to meet the continued strong consumer demand for its products. Nonetheless, these supply chain disruptions remain fluid and may impact the cost of goods sold for future sales of product or the Company’s ability to fill such customer demand for its products, especially given the volatility and changing circumstances brought on by the COVID-19 pandemic.

Seasonality

The Company’s products in each of its business segments are primarily warm-weather, outdoor recreation-related, which has historically resulted in seasonal variations in sales and profitability for the Company. This seasonal variability traditionally was due to customers’ increasing their inventories in the quarters ending March and June, which is the typical primary selling season for the Company’s outdoor recreation products, with lower inventory volumes during the quarters ending September and December.

Due to the timing of the COVID-19 outbreak, the Company’s primary-selling season during fiscal 2020 was interrupted resulting in a significant shift in sales volumes during the 2020 fiscal year toward the latter half of that year versus the normal typical primary selling season as noted above which typically occurs during the second and third fiscal quarters. The Company cannot predict at this time whether it will experience more typical seasonality in demand for its products during fiscal 2022 and beyond or whether the recent changes in the Company’s seasonality will continue into fiscal 2022.

Typically and prior to the impact of COVID-19 as noted above, the Company had mitigated the seasonality of its businesses somewhat by encouraging customers to purchase and take delivery of products more evenly through the year.  The following table shows, for the past three fiscal years, the total consolidated net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year. See “Coronavirus (COVID-19)” in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information of the impact of COVID-19 on the Company’s seasonality for fiscal 2020 and 2021.

	Fiscal Year
	2021		2020		2019
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	22%	22%	22%	10%	19%	9%
March	27%	32%	27%	45%	32%	43%
June	29%	34%	23%	17%	31%	43%
September	22%	12%	28%	28%	18%	5%
	100%	100%	100%	100%	100%	100%

Environment and Climate Change

The Company is subject to various supranational, federal, state and local environmental laws, ordinances, regulations, and other requirements of governmental authorities.  We believe we comply with such laws and regulations.  Expenditures on environmental compliance have not had, and we believe in the future, are not expected to have, a material adverse effect on the Company’s capital expenditures, earnings or competitive position.  We do not believe that any direct or indirect consequences of legislation related to climate change will have a material adverse effect on our operating costs, facilities or products. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business and there is no assurance that material liabilities or charges could not arise.

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

Because of the historic seasonal nature of our business, we have from time to time relied upon our credit facilities to provide us with adequate working capital to operate our business.  To the extent we again become more dependent upon our credit facilities to fund our operations, if our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities.  We can make no assurance that we will be successful in ensuring our availability of amounts under our credit facilities when they are needed or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements.  In the event we do not have available cash balances on hand for funding future operations, and if we are not able to maintain our borrowing availability under our credit facilities at that time and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold data in various company-owned and third party data center facilities upon which our business depends. A disruption, infiltration, breach or failure of these information technology systems or any of these data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information. Any of these events could result in the loss of key information, impair our production and supply chain processes, harm our competitive position, damage our reputation with customers, cause us to incur significant costs to remedy any damages and ultimately materially and adversely affect our business, results of operations and financial condition. While we have implemented a number of protective measures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events.

Regulatory Risk Factors

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively affect our results.

Changes in U.S. domestic and global tariff frameworks over the last three years have increased our costs of producing goods and resulted in additional risks to our supply chain. More tariff changes are also possible. We have developed strategies to mitigate, in part, previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate the impact of tariff increases in substantial part on our financial and operating results. Further, uncertainties about future tariff changes could result in mitigation actions undertaken by us that could prove to be detrimental to our business and our relationships with our customers and suppliers.

U.S. tariffs on Chinese goods and components impacted fiscal 2021 operating profit by approximately $12 million. The scope of the tariffs and the rates at which they are implemented may continue to fluctuate and change in an unpredictable manner that further complicates our ability to implement mitigation actions.

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

Our operations are exposed to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease (COVID-19). Outbreaks such as these have resulted, and can continue to result, in governments around the world implementing stringent or restrictive measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. Depending on the timing of these actions, and the scope of the economic activity they impact, we may experience negative impacts on our operations, supply chain, transportation networks, customers and employees and any of such events can impact or adjust the historic seasonality or buying patterns for our products. Further, the COVID-19 pandemic (or any worsening thereof) and resulting public health measures may result in an economic downturn that adversely affects demand for our products, and negatively impacts our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers. The pandemic (or the continuing worsening of it) may also impact the buying patterns and demand for our products (either positively or negatively) by our customers including by generally limiting or discouraging various leisure and travel activities that may adversely impact consumer use of certain of our products.

As we have previously disclosed in our public filings with the Securities and Exchange Commission, during the latter half of fiscal 2020 and throughout fiscal 2021, we saw favorable impact of COVID-19 on our results due to increased participation in fishing, camping and watercraft recreation and related demand for our products, largely driven by consumer desire to engage in socially distant and safe activities in the great outdoors. It is not certain any previously experienced favorable impacts will continue or will recur in the future, especially as the pandemic alters buying patterns and demand for outdoor recreation products. Additionally, even where demand may be strong, we face the potential for supply chain constraints and disruptions (including as it relates to the timing, sourcing, availability and cost of raw materials and components) given the overall increased stress on global supply chains and the need to operate with appropriate safety measures in operating environments. The extent to which COVID-19 or another similar pandemic may continue to adversely or favorably impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak, the effectiveness of actions globally to contain or mitigate its effects, including government actions to stimulate the economy and prevent further downturns, and the impact of these events on the timing, sourcing, availability and cost of raw materials and components for production of our products. The current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Competition, consolidation and financial distress in our markets could reduce our net sales, profitability and cash flows.

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Garmin, Confluence Outdoor and Aqua Lung, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, due to limited barriers to entry in some of the product industries we engage in, we may face competition from new participants in our markets or from existing participants developing and introducing new products into our market segments. Two of our existing competitors in the on-boat electronics category entered the electric trolling motor category during 2020 competing with products that we sell in that category. Further, we experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. Consolidation of our retail markets could result in fewer but larger retail customers, which may further result in lower selling prices or reduced sales volumes of our products or greater competition for shelf space in these retail markets. Further, financial distress or bankruptcies in our retail markets could negatively impact our operating results and cash flows.  If we cannot compete in our product markets successfully in the future, our net sales, profitability and cash flows will likely decline.

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

As of October 1, 2021, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 75% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 96% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ or another stock exchange. We believe there are approximately 5,225,000 shares of our Class A common stock held by non-affiliates as of October 1, 2021. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Our stock price is volatile and our shareholders may not be able to resell shares of Class A Common Stock at or above the price they paid.

The trading price of our Class A Common Stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•announcements relating to our earnings trends or with respect to any cost-cutting actions or other strategic transactions involving Johnson Outdoors;
•announcements relating to, and disruptions in, the sourcing, timing, availability and cost of raw materials and components necessary for the production of our products;
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
•fluctuations in our quarterly operating results; and
•the issuance of new or changed securities analysts' reports or recommendations regarding the shares of our Class A Common Stock

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

The primary raw materials we use in manufacturing our products are metals, resins, electronic components, and packaging materials. These materials are generally available from a number of suppliers, but traditionally we have chosen to concentrate our sourcing with a limited number of vendors for each commodity or purchased component. Under normal circumstances, we believe our sources of raw materials are reliable and adequate for our needs. However, many materials and components are subject to industry-wide shortages and significant commodity pricing fluctuations due to the recent deterioration of the global supply chain as a by-product of the COVID-19 pandemic. The development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our financial results.

Our profitability is also affected by significant fluctuations in the prices of the raw materials and components we use in our products, including the effect of fluctuations in foreign currency exchange rates on raw materials and purchased components.  We may not be able to pass along any price increases in our raw materials or other component costs to our customers.  As a result, an increase in the cost of raw materials, labor or other costs associated with the manufacturing of our products could increase our costs of sales and reduce our gross margins.

Financial distress in supply chain and shortage of raw materials or components of supply.

Deteriorating industry conditions can adversely affect our supply base.  Lower production levels at our major suppliers and volatility in certain raw material and energy costs may result in severe financial distress among many companies within our supply base, which may result in issues impacting the sourcing, timing, availability and cost of raw materials and components necessary to manufacture our products.  Financial distress within our supply base and/or our suppliers’ inability to obtain credit from lending institutions could lead to commercial disputes and possible supply chain interruptions to our business.  In addition, potential adverse industry conditions may require us to provide financial assistance or other measures to ensure uninterrupted production of key components or materials used in the production of our products which could have a material adverse effect on our existing and future revenues and net income. For example, our inventory levels have increased significantly in recent periods as we attempt to build inventory with the goal of mitigating and/or preparing for a continuing disruption of the supply chain as a result of the COVID-19 pandemic.

We are currently experiencing supply shortages and cost increases for certain components and raw materials that are crucial to our manufacturing process. Continued higher levels of consumer demand or growth in demand for our outdoor recreation products may exacerbate these pressures, and, therefore, we expect the supply chain challenges described above and adverse cost impacts on our margins to continue for the foreseeable future. As noted above, we have chosen to take action to increase our inventories and purchase commitments in an attempt to ensure we have adequate inventory levels to meet customer expectations and demand for our products. Nonetheless not all necessary components to build inventory have been readily available at reasonable prices or at all.

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

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements.  However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials, labor disputes, freight capacity or other problems will not result in any shortages or delays in the supply of components to us.

Currency exchange rate fluctuations could adversely affect the Company’s results.

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 12% of our revenues for the year ended October 1, 2021 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros and approximately 6% were denominated in Canadian dollars with the remaining 2% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

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

As of October 1, 2021, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

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
Toronto, Ontario, Canada (Fishing)
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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information with respect to this item is included in Notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global Select MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of October 1, 2021, the Company had 432 holders of record of its Class A common stock and 22 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended October 1, 2021, October 2, 2020 and September 27, 2019 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Stock prices:
High	$113.21	$78.17	$93.00	$148.50	$78.84	$71.36	$154.09	$88.41	$86.70	$122.23	$95.54	$76.21
Low	83.60	57.53	58.05	109.00	51.29	58.74	117.92	57.46	69.81	105.51	80.27	54.47

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

Quarterly dividends declared in the first three quarters of fiscal 2021 were $0.21 per share of Class A common stock, and $0.30 per share for the fourth fiscal quarter of 2021. Quarterly dividends declared per share of Class B common stock were $0.19 for the first three quarters of fiscal 2021, and $0.27 per share for the fourth fiscal quarter of 2021.  Total dividends declared in fiscal 2021 were $9,311.  Cash dividends paid in fiscal 2021 totaled $8,400 and dividends payable of $3,005 were included in current liabilities at October 1, 2021.

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

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since September 30, 2016 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company’s peer group consists of Clarus Corporation, Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Marine Products Corporation, Malibu Boats Inc. and Nautilus, Inc.  The graph assumes $100 was invested on September 30, 2016 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group index.

* $100 invested on September 30, 2016 in stock or index, including reinvestment of dividends.
Indices calculated on a mid-month basis.

	9/30/2016	9/29/2017	9/28/2018	9/27/2019	10/2/2020	10/1/2021
Johnson Outdoors Inc.	$100.0	$203.4	$259.7	$165.0	$244.9	$314.0
NASDAQ Composite	100.0	123.7	154.8	154.5	217.6	288.1
Russell 2000 Index	100.0	120.7	139.1	126.5	130.0	191.1
Peer Group	100.0	118.2	157.4	160.6	192.2	304.0

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

ITEM 6.    RESERVED

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

Coronavirus (COVID-19)

Due to the timing of the COVID-19 outbreak, the Company's primary-selling season during fiscal 2020 was interrupted resulting in a significant shift in sales volumes during the 2020 fiscal year toward the latter half of that fiscal year versus the 2019 fiscal year, where our heaviest sales volumes occurred during our second and third fiscal quarters. As stay at home restrictions were lifted, the Company saw an increase in demand for many of its warm weather outdoor recreational products later during fiscal 2020 as consumers took advantage of being outdoors. As a result, each of our Fishing, Camping and Watercraft Recreation segments experienced strong demand in the latter half of fiscal 2020. This demand continued into and throughout our fiscal 2021, resulting in increased sales volumes across all Company segments in fiscal 2021.

In addition to this significant increase in demand for Company products during fiscal 2021, COVID-19 has also caused widely-documented supply chain and logistics disruptions across industries, including those in which we operate, which have been exacerbated during the latter half of fiscal 2021 and into our fiscal 2022 due to the recent higher demand for our outdoor recreation products and associated inventory replenishment actions of our customers. These adverse supply chain constraints and disruptions have impacted the timing, sourcing, availability and cost of raw materials and components that are necessary to manufacture our outdoor recreation products. Specifically, during the fourth quarter of fiscal 2021, certain of the Company's component suppliers and logistical service providers experienced disruptions, resulting in supply shortages across all of our segments for certain materials and components that are necessary to produce our products. As a result of these disruptions, starting during the latter portion of fiscal 2021, the Company took action to closely monitor its supply chain in order to meet the continued strong consumer demand and to attempt to continue to fulfill orders. These actions included building and procuring numerous categories of inventory (in some cases at significantly higher price points than what was historically paid) to mitigate against potential shortages during fiscal 2022 in certain of its materials and components that are necessary to manufacture Company products. These buying actions have resulted in the Company carrying significantly higher levels of inventory for a number of its materials, components and products at the end of fiscal 2021.

Because the Company expects that these same supply chain disruptions will continue into fiscal 2022, the Company remains focused on evaluating and pursuing additional options (beyond building inventory) to manage its supply chain to meet the continued strong consumer demand for its products. Nonetheless, these supply chain disruptions remain fluid and will likely impact the cost of goods sold for future sales of product or the Company’s ability to fill all customer demand for its products, especially given the volatility and changing circumstances brought on by the COVID-19 pandemic.

Highlights

The Company's prior fiscal year ended October 2, 2020 comprised 53 weeks, whereas fiscal 2021 and 2019 each comprised 52 weeks. The additional week in fiscal 2020 increased net sales by less than 2% over the prior year. The Company’s fiscal 2021 revenues increased by 26% over the prior year, driven primarily by strong performance in the Fishing, Camping and Watercraft Recreation segments where the Company saw strong demand for its outdoor recreation products as a result of consumers recreating outdoors in light of COVID-19. Operating profit in 2021 increased $40,213, or 57%, over 2020.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2021	2020	2019
Net sales	$751,651	$594,209	$562,419
Gross profit	334,125	264,993	249,756
Operating expenses	222,842	193,923	185,982
Operating profit	111,283	71,070	63,774
Interest income, net	(221)	(1,270)	(1,937)
Other income, net	(1,418)	(1,362)	(796)
Income tax expense	29,541	18,469	15,094
Net income	83,381	55,233	51,413

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2021	2020	2019
Net sales:
Fishing	$553,000	$449,878	$412,121
Camping	62,921	41,592	40,379
Watercraft Recreation	66,603	41,857	33,498
Diving	69,447	60,873	76,306
Other / Eliminations	(320)	9	115
	$751,651	$594,209	$562,419

	2021	2020	2019
Operating profit (loss):
Fishing	$122,490	$95,884	$84,092
Camping	14,025	4,406	2,896
Watercraft Recreation	9,173	(329)	(2,822)
Diving	1,530	(2,576)	3,043
Other / Eliminations	(35,935)	(26,315)	(23,435)
	$111,283	$71,070	$63,774

See Note 13 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2021 vs. Fiscal 2020

Net Sales

Net sales in 2021 increased by 26% to $751,651 compared to $594,209 in 2020. Foreign currency exchange had a favorable impact of less than 1%, on the current year’s sales versus the prior year.

Net sales for the Fishing business increased by $103,122, or 23% during 2021 from 2020.  The increase over the prior year was driven by continued new product success and increased participation in fishing, principally as a result of the effect of COVID-19 on consumer recreation and leisure choices, resulting in higher demand across all product lines in this segment.

Camping net sales increased $21,329, or 51%, in 2021 from 2020.  Increased sales of consumer tents and Jetboil products as a result of increased participation in outdoor recreation activities were the primary driver of the increase year over year.

Net sales in the Watercraft Recreation business increased $24,746, or 59%. Increased demand as a result of increased participation in watercraft recreation activities during the COVID-19 pandemic, combined with new product success, drove the overall increase over the prior year.

Diving net sales increased $8,574, or 14%, year over year. Prior year sales were negatively impacted due to the effects of COVID-19 on demand globally due to restrictions in destination travel and tourism. As travel restrictions started to lift throughout fiscal 2021, tourism has begun to recover, resulting in increased demand and sales in this segment over the prior year. In addition, foreign currency translation favorably impacted sales by approximately 3.3% in 2021 versus the prior year period.

Cost of Sales

Cost of sales was $417,526, or 55.5% of net sales, on a consolidated basis for fiscal 2021 compared to $329,216, or 55.4% of net sales, in the prior year.  Higher sales volumes between years were the primary driver of the increase in the cost of sales between periods. Favorable product mix and pricing between fiscal years offset the impact of approximately $7,200 of additional tariffs on Chinese goods and components during fiscal 2021, as well as increased freight costs over the prior year.

Gross Profit

Gross profit of $334,125 was 44.5% of net sales on a consolidated basis for the year ended October 1, 2021 compared to $264,993, or 44.6% of net sales in the prior year.

Gross profit in the Fishing business increased by $39,676 from the prior year due primarily to the 23% increase in net sales year over year. Favorable product mix and improved absorption of overhead costs during fiscal 2021 partially offset approximately $5,900 of additional tariff costs on Chinese sourced goods and components and higher freight costs incurred during fiscal 2021 versus fiscal 2020.

Camping gross profit increased by $11,497 from 2020 due primarily to increased sales volumes, pricing actions and a favorable mix of products sold in the current year as compared to the prior year.

Gross profit in the Watercraft Recreation segment increased by $12,289 from 2020 due primarily to increased sales volumes in 2021 versus the prior year and the resulting improvement in absorption of overhead costs.

The $5,463 increase in gross profit in the Diving segment was due primarily to increased sales volumes, pricing actions and favorable product mix during fiscal 2021 as compared to the prior year.

Operating Expenses

Operating expenses increased from the prior year by $28,919.  The increase was driven primarily by higher sales volume related costs incurred in fiscal 2021 as compared to the prior fiscal year. Additionally, increased headcount and compensation costs further increased expenses year over year.

Operating expenses for the Fishing segment increased by $13,069 from fiscal 2020 levels.  The increase was due primarily to higher sales volume related expenses, as well as increased people costs between years.

Camping operating expenses increased by $1,879 from the prior year due primarily to increased sales volume related expenses.

In the Watercraft Recreation segment, operating expenses increased $2,787 from their levels in fiscal 2020 due primarily to increased sales volume related expenses in 2021, partially offset by decreased spending rate on advertising and promotions.

Operating expenses for the Diving business increased by $1,357 year over year due primarily to increased sales volume related expenses, as well as increased people costs between periods.

The Company's 2021 general corporate expenses of $36,317 increased $9,827 from $26,490 in 2020. The year over year increase reflects higher people costs including $2,900 of higher deferred compensation expenses and higher health insurance costs over the prior year as well as higher professional services expense.

Operating Results

The Company’s operating profit was $111,283 in fiscal 2021 compared to an operating profit of $71,070 in fiscal 2020.  Fishing operating profit increased by $26,606 to $122,490 from $95,884 in the prior year due primarily to higher sales volumes between years.  The operating profit for Camping was $14,025 compared to $4,406 in 2020 which increase was also primarily a result of higher sales volumes between periods.  The operating profit for the Watercraft Recreation business was $9,173 in fiscal 2021 compared to a loss of $329 in fiscal 2020 due to the factors noted above on changes in sales volumes and operating expenses.  Operating profit for the Diving business increased by $4,106 in fiscal 2021 from fiscal 2020, due to recovery from the impact of COVID-19 and demand for our Diving products and the other factors discussed above.

Other Income and Expenses

Interest expense of $145 was relatively flat as compared to the prior year expense of $143. Interest income of $366 decreased from prior year interest income of $1,413 due to the decrease in deposit interest rates year over year.  Net other income of $1,418 in fiscal 2021 increased slightly from net other income of $1,362 in fiscal 2020.  The current year net other income included currency losses of $215 and market gains and dividends of $5,329 on deferred compensation plan assets, partially offset by pension termination expense of $2,526. In the prior year, net other income included $269 of currency losses and $2,454 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other income, net” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $112,922 in fiscal 2021 compared to $73,702 in fiscal 2020. The Company recorded income tax expense of $29,541 in 2021, which equated to an effective tax rate of 26.2%, compared to $18,469 in 2020, which equated to an effective tax rate of 25.1%.

Net Income

The Company recognized net income of $83,381, or $8.21 per diluted common share, in fiscal 2021 compared to $55,233, or $5.47 per diluted common share, in fiscal 2020 based on the factors discussed above.

Fiscal 2020 vs. Fiscal 2019

Net Sales

Net sales in 2020 increased by 6% to $594,209 compared to $562,419 in 2019. The additional week in the fiscal year drove an increase in net sales of approximately 1.5% over fiscal 2019. Foreign currency exchange had a $651 unfavorable impact, less than 1%, on 2020 fiscal year’s sales versus 2019.

Net sales for the Fishing business increased by $37,757, or 9% during 2020 from 2019.  Increased demand late in fiscal 2020 was more than enough to overcome the impact of COVID-19 related restrictions and shutdowns earlier in 2020, resulting in the increase between years.

Camping net sales increased $1,213, or 3%, in 2020 from 2019.  Increased sales of consumer tents and Jetboil products as a result of increased participation in outdoor recreation activities were more than enough to overcome declines in military tent sales year over year.

Net sales in the Watercraft Recreation business increased $8,359, or 25% in 2020 from 2019. Despite COVID-19 related shutdowns early in fiscal 2020, increased demand later in the year drove the overall increase over 2019. See "Coronavirus (COVID-19)" above for more information regarding the impact the COVID-19 pandemic had on our fiscal 2020 sales.

Diving net sales decreased $15,433, or 20%, from 2020 to 2019. The decrease was largely due to the effects of COVID-19 on demand globally due to restrictions during 2020 in destination travel and tourism. In addition, foreign currency translation negatively impacted sales by approximately 1% in 2020 versus 2019.

Cost of Sales

Cost of sales was $329,216, or 55.4% of net sales, on a consolidated basis for fiscal 2020 compared to $312,663, or 55.6% of net sales, in the prior year.  Higher sales volumes between years were the primary driver of the increase in the cost of sales between periods. Additionally, the impact of approximately $2,000 of additional tariffs during fiscal 2020, which increased our cost of sales, on Chinese goods and components over the prior year was offset by favorable product mix and pricing between fiscal years.

Gross Profit

Gross profit of $264,993 was 44.6% of net sales on a consolidated basis for the year ended October 2, 2020 compared to $249,756, or 44.4% of net sales in fiscal 2019.

Gross profit in the Fishing business increased by $18,625 from 2019 to 2020 due primarily to the 9% increase in net sales year over year. The recovery of overpayments of excise taxes during fiscal 2020 more than offset approximately $1,000 of new tariff costs on Chinese sourced goods and components incurred during fiscal 2020.

Camping gross profit in fiscal 2020 increased by $1,321 from 2019 due primarily to increased sales volumes and a favorable mix of products sold in fiscal 2020 as compared to fiscal 2019.

Gross profit in the Watercraft Recreation segment increased in fiscal 2020 by $3,840 from 2019 due primarily to increased sales volumes in 2020 versus 2019 and the resulting improvement in absorption of overhead costs.

The $8,467 decrease in gross profit in the Diving segment from 2019 to 2020 was due primarily to decreased sales volumes during fiscal 2020 as compared to fiscal 2019.

Operating Expenses

Operating expenses increased during fiscal 2020 from 2019 by $7,941.  The increase was driven primarily by higher sales volume related costs incurred in fiscal 2020 as compared to the fiscal 2019. Additionally, increased headcount and people costs further increased expenses year over year.

Operating expenses for the Fishing segment increased in fiscal 2020 by $6,832 from fiscal 2019 levels.  The increase was due primarily to higher sales volume related expenses between years and increased headcount related expenses incurred in fiscal 2020.

Camping operating expenses decreased in fiscal 2020 by $189 from 2019 due primarily to efforts to reduce spending in light of COVID-19 uncertainties during 2020, primarily as it related to travel, entertainment and advertising expenses.

In the Watercraft Recreation segment, fiscal 2020 operating expenses increased $1,347 from their levels in fiscal 2019 due primarily to increased sales volume related expenses in 2020.

Operating expenses for the Diving business decreased by $2,848 year over year due primarily to lower sales volume related expenses, as well as lower headcount related expenses between periods.

The Company's fiscal 2020 general corporate expenses of $26,490 increased $2,799 from $23,961 in 2019. The year over year increase primarily reflects $1,800 of higher deferred compensation expenses, as well as higher health insurance costs offset in part by decreased investment in marketing support between years.

Operating Results

The Company’s operating profit was $71,070 in fiscal 2020 compared to an operating profit of $63,774 in fiscal 2019.  Fishing operating profit increased by $11,792 to $95,884 in fiscal 2020 from $84,092 in fiscal 2019 due primarily to higher sales volumes between years.  The operating profit for Camping in fiscal 2020 was $4,406 compared to $2,896 in 2019 which increase was also primarily a result of higher sales volumes between periods.  The operating loss for the Watercraft Recreation business was $329 in fiscal 2020 compared to a loss of $2,822 in fiscal 2019 due to the factors noted above on changes in sales volumes and operating expenses.  Operating profit for the Diving business decreased by $5,619 in fiscal 2020 from fiscal 2019, due to the impact of COVID-19 and demand for our Diving products and the other factors discussed above.

Other Income and Expenses

Interest expense in fiscal 2020 of $143 declined slightly from 2019 expense of $172. Interest income in fiscal 2020 of $1,413 decreased from 2019 interest income of $2,109 due to declining interest rates in 2020.  Net other income of $1,362 in fiscal 2020 increased from net other income of $796 in fiscal 2019.  Fiscal 2020 net other income included currency losses of $269 and market gains and dividends of $2,454 on deferred compensation plan assets. In fiscal 2019, net other income included $645 of currency gains and $610 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other income, net” are offset as compensation expense in “Operating expenses.”

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

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	October 1 2021	October 2 2020	September 27 2019
Cash provided by (used for):
Operating activities	$58,318	$61,493	$45,844
Investing activities	(21,381)	(15,587)	11,989
Financing activities	(9,033)	(7,107)	(6,186)
Effect of foreign currency rate changes on cash	107	1,256	(1,142)
Increase in cash and cash equivalents	$28,011	$40,055	$50,505

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	October 1 2021	October 2 2020
Current assets	$491,264	$388,538
Current liabilities	137,570	105,607
Working capital	$353,694	$282,931
Current ratio	3.6:1	3.7:1

Cash flows provided by operations totaled $58,318, $61,493 and $45,844 in fiscal 2021, 2020 and 2019, respectively. Cash flows provided by operations decreased slightly from the prior year despite an increase in net income due primarily to increases in inventory levels and other working capital changes.

Depreciation and amortization charges were $13,401, $14,926 and $13,964 in fiscal 2021, 2020 and 2019, respectively.

Investing Activities

Cash flows used for investing activities were $21,381 and $15,587 in fiscal 2021 and 2020, respectively, and cash flows provided by investing activities were $11,989 in 2019. There were no sales or purchases of short-term investments in fiscal 2021 or 2020, while proceeds from the sale of short-term investments in 2019 provided cash of $35,838, offset by purchases of $7,124. Expenditures for property, plant and equipment were $21,409, $15,600 and $16,786 in fiscal 2021, 2020 and 2019, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products, facilities investments and information systems improvements.

Financing Activities

Cash flows used for financing activities totaled $9,033 in fiscal 2021 compared to $7,107 and $6,186 in 2020 and 2019, respectively, and were primarily for the payment of dividends of $8,400 and $6,773 in 2021 and 2020, respectively. In 2019, dividend payments totaled $5,557.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the year ended October 1, 2021.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at October 1, 2021 and October 2, 2020 were $181 and $181, respectively, and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of October 1, 2021 or October 2, 2020.

The Company anticipates making contributions of approximately $96 to its defined benefit pension plans through September 30, 2022.

The Company has no other off-balance sheet arrangements.

Market Risk Management

Coronavirus outbreak

As disclosed in our prior filings with the Securities and Exchange Commission and elsewhere herein, in December 2019, a new strain of coronavirus ("COVID-19"), began to spread globally, leaving no region or part of the world unaffected by the pandemic it has created. Governments and health authorities have been taking, and continue to take, measures to prevent the spread of this virus (including in certain cases requiring or recommending a vaccine or imposing testing requirements), but it is presently unknown to what extent they will be successful or the potential timing of these measures and their outcome and impact on the Company's business in the future. To the extent that COVID-19 continues to persist, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company, the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if a significant number of its employees at a particular facility or location were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could be adversely impacted. The financial impact of the coronavirus pandemic on the Company will depend on future developments, including related to any supply chain disruptions, that the Company cannot reasonably predict or estimate at this time, but any of which could materially and adversely affect its results for an unknown but possibly extended period. See the section "Risk Factors" identified in Part I, Item 1A in this Form 10-K for more information.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 12% of the Company’s revenues for the fiscal year ended October 1, 2021 were denominated in currencies other than the U.S. dollar.  Approximately 4% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

In assessing the recoverability of the Company’s goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized based on the excess of carrying amount over its fair value.  The Company did not recognize any goodwill impairment charges in 2021, 2020 or 2019.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-34.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of October 1, 2021, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2021 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Reports,” "Directors Meetings and Committees - Nominating and Corporate Governance Committee” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2022.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics; Corporate Governance Guidelines; and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2022.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Edward F. Lang (Chairman), Thomas F. Pyle, Jr., William D. Perez and Edward Stevens.

ITEM 11.    EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” and “CEO Pay Relative to Median Pay of our Employees” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2022.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2022, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2022.

Equity Compensation Plan Information

The following table summarizes share information, as of October 1, 2021, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan, the Johnson Outdoors Inc. 2020 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2020 Long-Term Stock Incentive Plan	—		$—	471,183
2010 Long-Term Stock Incentive Plan	73,885	(1)	—	108,769	(2)
2012 Non-Employee Director Stock Ownership Plan	18,108		—	30,131
2009 Employee Stock Purchase Plan	—		—	83,840
Total All Plans	91,993		—	693,923

(1) Includes 69,768 performance stock unit awards previously awarded at their target values. The ultimate amount of performance stock units that could vest can range from 0% to 150% of the target amount, or from 0 units to 104,652 units for all previously issued awards.

(2) Includes up to 104,652 shares of performance stock units that may be issued in shares of Class A Common Stock at the maximum earned level.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2022. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2022.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 29, 2022.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations – Years ended October 1, 2021, October 2, 2020 and September 27, 2019
•Consolidated Statements of Comprehensive Income – Years ended October 1, 2021, October 2, 2020 and September 27, 2019
•Consolidated Balance Sheets – October 1, 2021 and October 2, 2020
•Consolidated Statements of Shareholders’ Equity – Years ended October 1, 2021, October 2, 2020 and September 27, 2019
•Consolidated Statements of Cash Flows – Years ended October 1, 2021, October 2, 2020 and September 27, 2019
•Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 10th day of December 2021.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of December 2021.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer and Director
(Helen P. Johnson-Leipold)	(Principal Executive Officer)

/s/ Thomas F. Pyle, Jr.	Vice Chairman of the Board and Lead Outside Director
(Thomas F. Pyle, Jr.)

/s/ John M. Fahey, Jr.	Director
(John M. Fahey, Jr.)

/s/ Edward Stevens	Director
(Edward Stevens)

/s/ Edward F. Lang	Director
(Edward F. Lang)

/s/ Katherine Button Bell	Director
(Katherine Button Bell)

/s/ Richard Sheahan	Director
(Richard (“Casey”) Sheahan)

/s/ William D. Perez	Director
(William D. Perez)

/s/ Annie Zipfel	Director
(Annie Zipfel)

/s/ Paul G. Alexander	Director
(Paul G. Alexander)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title

3.1	Articles of Incorporation of the Company as amended through February 17, 2000. (Filed as Exhibit 3.1(a) to the Company’s Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

3.2	Bylaws of the Company as amended and restated through December 6, 2010. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended October 1, 2010 and incorporated herein by reference.)

4.1	Description of Registrant's Securities (Filed as Exhibit 4.1 to the Company's Form 10-K for the year ended September 27, 2019 and incorporated herein by reference.)

9.1	Johnson Outdoors Inc. Class B common stock Amended and Restated Voting Trust Agreement, dated as of February 16, 2010 (Filed as Exhibit 2 to Amendment No. 14 to the Schedule 13D filed by Helen P. Johnson-Leipold on February 24, 2017 and incorporated herein by reference.)

10.1	Registration Rights Agreement regarding Johnson Outdoors Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit 10.1 to the Company’s Form 10-K dated and filed with the Securities and Exchange Commission on December 8, 2017 and incorporated herein by reference.)

10.2	Registration Rights Agreement regarding Johnson Outdoors Inc. Class A common stock held by Mr. Samuel C. Johnson. (Filed as Exhibit 10.2 to the Company’s Form 10-K dated and filed with the Securities and Exchange Commission on December 8, 2017 and incorporated herein by reference.)

10.3 +	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)

10.4 +	Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2014 and incorporated herein by reference.)

10.5 +	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.6 +	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.7 +	Form of Stock Option Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.8	Amended and Restated Credit Agreement dated as of November 15, 2017 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, PNC Capital markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017).

10.9 +	Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan. (Filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.)

10.10 +	Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.)

10.11 +	Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2017 and incorporated herein by reference.)

10.12 +	Form of Restricted Stock Unit Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.31 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 5, 2014.)

10.13 +	Form of Restricted Stock Unit Agreement (Performance Based) under Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (Filed as Exhibit 10.32 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2015.)

10.14 +	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.14 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2018.)

10.15 +	Johnson Outdoors Inc. 2020 Long Term Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 10, 2020 and incorporated herein by reference.)

10.16 +
Form of Restricted Stock Unit Agreement (Performance Based) under Johnson Outdoors Inc. 2020 Long Term Stock Incentive Plan. (Filed as Exhibit 99.2 to the registration statement on Form S-8 dated and filed with the Securities and Exchange Commission on May 5, 2020 and incorporated herein by reference.)

10.17 +
Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2020 Long Term Stock Incentive Plan. (Filed as Exhibit 99.3 to the registration statement on Form S-8 dated and filed with the Securities and Exchange Commission on May 5, 2020 and incorporated herein by reference.)

10.18	First Amendment dated July 15, 2021 to Amended and Restated Credit Agreement dated as of November 15, 2017 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, PNC Capital markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (filed as Exhibit 10.1 to the Company's Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021 and incorporated herein by reference).

21	Subsidiaries of the Company as of October 1, 2021

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

101	The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended October 1, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended October 1, 2021 has been formatted in Inline XBRL (included in Exhibit 101).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2021. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of October 1, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Johnson Outdoors Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Johnson Outdoors Inc.'s (the Company) internal control over financial reporting as of October 1, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company. and our report dated December 10, 2021 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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
December 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Johnson Outdoors Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. and its subsidiaries (the Company) as of October 1, 2021 and October 2, 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 1, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2021 and October 2, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 1, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 10, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Milwaukee, Wisconsin
December 10, 2021

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	October 1 2021	October 2 2020	September 27 2019
Net sales	$751,651	$594,209	$562,419
Cost of sales	417,526	329,216	312,663
Gross profit	334,125	264,993	249,756
Operating expenses:
Marketing and selling	141,059	121,517	121,480
Administrative management, finance and information systems	56,083	47,785	42,576
Research and development	25,700	24,621	21,926
Total operating expenses	222,842	193,923	185,982
Operating profit	111,283	71,070	63,774
Interest income	(366)	(1,413)	(2,109)
Interest expense	145	143	172
Other income, net	(1,418)	(1,362)	(796)
Profit before income taxes	112,922	73,702	66,507
Income tax expense	29,541	18,469	15,094
Net income	$83,381	$55,233	$51,413

Weighted average common shares - Basic:
Class A	8,864	8,822	8,782
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	44	30	27
Weighted average common shares - Dilutive	10,120	10,064	10,021
Net income per common share - Basic:
Class A	$8.34	$5.54	$5.18
Class B	$7.57	$5.04	$4.71
Net income per common share - Diluted:
Class A	$8.21	$5.47	$5.11
Class B	$8.21	$5.47	$5.11
Dividends declared per common share:
Class A	$0.93	$0.72	$0.59
Class B	$0.85	$0.65	$0.54

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(thousands, except per share data)	October 1 2021	October 2 2020	September 27 2019
Net income	$83,381	$55,233	$51,413
Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation	283	2,533	(2,245)
Reclassification adjustment for currency translation gains related to the liquidation of foreign entities included in net income	—	—	(761)
Defined benefit pension plan:
Change in pension plans, net of tax of $(357), $(209), and $(288), respectively	2,386	626	1,077
Total other comprehensive income (loss)	2,669	3,159	(1,929)
Total comprehensive income	$86,050	$58,392	$49,484

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	October 1 2021	October 2 2020
ASSETS
Current assets:
Cash and cash equivalents	$240,448	$212,437
Accounts receivable, net	71,321	67,292
Inventories	166,615	97,437
Other current assets	12,880	11,372
Total current assets	491,264	388,538
Property, plant and equipment, net of accumulated depreciation of $163,891 and $156,541, respectively	71,510	63,037
Right of use assets	49,032	40,666
Deferred income taxes	13,129	10,679
Goodwill	11,221	11,184
Other intangible assets, net	8,633	9,052
Other assets	29,498	22,870
Total assets	$674,287	$546,026
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	56,744	37,327
Current lease liability	5,938	6,587
Accrued liabilities:
Salaries, wages and benefits	26,820	23,275
Accrued warranty	14,073	10,849
Income taxes payable	9,436	6,681
Accrued discounts and returns	6,633	5,113
Accrued customer programs	6,874	4,426
Other	11,052	11,349
Total current liabilities	137,570	105,607
Non-current lease liability	44,056	34,931
Deferred income taxes	1,599	1,418
Retirement benefits	1,389	853
Deferred compensation liability	27,885	21,585
Other liabilities	3,283	3,532
Total liabilities	215,782	167,926
Shareholders' equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding: 8,915,636 and 8,873,235, respectively	448	443
Class B shares issued and outstanding: 1,211,564 and 1,211,564, respectively	61	61
Capital in excess of par value	82,899	78,668
Retained earnings	370,501	296,431
Accumulated other comprehensive income	7,386	4,717
Treasury stock at cost, shares of Class A common stock: 42,598 and 36,316, respectively	(2,790)	(2,220)
Total shareholders' equity	458,505	378,100
Total liabilities and shareholders' equity	$674,287	$546,026

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 28, 2018	9,999,046	$503	$75,025	$202,828	$3,487	$(2,646)
Net income	—	—	—	51,413	—	—
Dividends declared	—	—	—	(5,864)	—	—
Issuance of stock under employee stock purchase plan	1,594	—	79	—	—	—
Award of non-vested shares	59,311	1	(1,594)	—	—	1,593
Stock-based compensation	—	—	2,346	—	—	—
Currency translation adjustment	—	—	—	—	(2,245)	—
Write off of currency translation adjustment loss	—	—	—	—	(761)	—
Change in pension plans, net of tax of $288	—	—	—	—	1,077	—
Non-vested stock forfeitures	(4,290)	—	—	—	—	—
Purchase of treasury stock at cost	(9,890)	—	—	—	—	(708)
BALANCE AT SEPTEMBER 27, 2019	10,045,771	504	75,856	248,377	1,558	(1,761)
Net income	—	—	—	55,233	—	—
Dividends declared	—	—	—	(7,179)	—	—
Issuance of stock under employee stock purchase plan	2,190	—	126	—	—	—
Award of non-vested shares	43,967	—	—	—	—	1
Stock-based compensation	—	—	2,686	—	—	—
Currency translation adjustment	—	—	—	—	2,533	—
Change in pension plans, net of tax of $209	—	—	—	—	626	—
Purchase of treasury stock at cost	(7,129)	—	—	—	—	(460)
BALANCE AT OCTOBER 2, 2020	10,084,799	504	78,668	296,431	4,717	(2,220)
Net income	—	—	—	83,381	—	—
Dividends declared	—	—	—	(9,311)	—	—
Award of non-vested shares	48,683	5	(4)	—	—
Stock-based compensation	—	—	4,160	—	—	—
Currency translation adjustment	—	—	—	—	283	—
Change in pension plans, net of tax of $357	—	—	—	—	2,386	—
Non-vested stock forfeitures	(621)	—	75	—	—	(75)
Purchase of treasury stock at cost	(5,661)	—	—	—	—	(495)
BALANCE AT OCTOBER 1, 2021	10,127,200	$509	$82,899	$370,501	$7,386	$(2,790)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	October 1 2021	October 2 2020	September 27 2019
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$83,381	$55,233	$51,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,980	12,592	12,933
Amortization of intangible assets	421	2,334	1,031
Amortization of deferred financing costs	29	27	27
Loss (gain) on sale of productive assets	161	217	(28)
Stock based compensation	4,160	2,686	2,346
Write off of currency translation adjustment	—	—	(761)
Provision for doubtful accounts receivable	308	2,095	2,003
Provision for inventory reserves	518	878	1,009
Pension contributions	(166)	(176)	(178)
Deferred income taxes	(2,277)	486	213
Change in operating assets and liabilities:
Accounts receivable, net	(3,948)	(24,625)	(6,104)
Inventories, net	(69,637)	(2,867)	(7,356)
Accounts payable and accrued liabilities	31,702	10,417	(4,733)
Other current assets	(1,499)	(12)	(5,983)
Other non-current assets	(226)	(22)	198
Other long-term liabilities	2,780	1,934	(117)
Other, net	(369)	296	(69)
	58,318	61,493	45,844
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Purchase of short-term investments	—	—	(7,124)
Proceeds from sales of short-term investments	—	—	35,838
Capital expenditures	(21,409)	(15,600)	(16,786)
Proceeds from sale of productive assets	28	13	61
	(21,381)	(15,587)	11,989
CASH USED FOR FINANCING ACTIVITIES
Debt issuance costs paid	(138)	—	—
Common stock transactions	—	126	79
Dividends paid	(8,400)	(6,773)	(5,557)
Purchases of treasury stock	(495)	(460)	(708)
	(9,033)	(7,107)	(6,186)
Effect of foreign currency rate changes on cash	107	1,256	(1,142)
Increase in cash and cash equivalents	28,011	40,055	50,505
CASH AND CASH EQUIVALENTS
Beginning of period	212,437	172,382	121,877
End of period	$240,448	$212,437	$172,382

Supplemental Disclosure:
Non-cash dividends	$911	$406	$307
Non-cash treasury activity	—	1	1,593
Cash paid for taxes	26,544	19,240	16,746
Cash paid for interest	114	112	144
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2021

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal year ended October 1, 2021 (hereinafter 2021) comprised 52 weeks. The fiscal year ended October 2, 2020 (hereinafter 2020) comprised 53 weeks. The fiscal year ended September 27, 2019 (hereinafter 2019) comprised 52 weeks.

Coronavirus (COVID-19)

In March 2020, the World Health Organization recognized the current coronavirus (COVID-19) outbreak as a global pandemic. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions imposed varying degrees of restrictions on social and commercial activity, including travel restrictions, quarantine guidelines and related actions, to promote social distancing, encourage and promote taking the vaccine and implementing other similar programs all in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including manufacturing and retail commerce.

While government mandates allowed us to re-open our manufacturing and distribution centers in the latter half of fiscal 2020, these mandates continued to emphasize social distancing measures to the general public. As such, the Company began to see growing demand and improved sales volumes in the latter part of fiscal 2020 for certain of its outdoor recreation businesses. This demand continued into and throughout fiscal 2021 across all segments. Nonetheless, the full extent to which the COVID-19 pandemic will impact our business, results of operations, and financial condition will depend on future developments, including any potential worsening of the pandemic, the lingering impact of the pandemic in disrupting the global supply chain (including with respect to impacting the sourcing, timing, availability and cost of raw materials and components that are necessary to manufacturing our products), all of which are beyond our control and which remain highly uncertain and cannot be predicted.

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

As of October 1, 2021, the Company held approximately $61,353 of cash and cash equivalents in bank accounts in foreign jurisdictions.

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

Inventories at the end of the respective fiscal years consisted of the following:

	October 1 2021	October 2 2020
Raw materials	$110,974	$48,874
Work in process	116	39
Finished goods	55,525	48,524
	$166,615	$97,437

The COVID-19 pandemic has caused widely-documented supply chain and logistics disruptions in the industries in which we operate, resulting in supply shortages across all of our segments for certain materials and components necessary to manufacture our products. As a result of these disruptions, the Company took action to build and procure numerous categories of inventory (in some cases at significantly higher price points than what was historically paid) in an attempt to mitigate against potential shortages during fiscal 2022. These actions have resulted in the Company carrying significantly higher levels of inventory for a number of its materials, components and products at the end of fiscal 2021.

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

Property, plant and equipment at the end of the respective years consisted of the following:

	2021	2020
Property improvements	$589	$589
Buildings and improvements	26,769	24,416
Furniture and fixtures, equipment and computer software	208,043	194,573
	235,401	219,578
Less accumulated depreciation	163,891	156,541
	$71,510	$63,037

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The results of the impairment tests performed in 2021, 2020, and 2019 indicated no impairment to the Company’s goodwill.

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

The changes in the carrying amount and the composition of the Company's goodwill for fiscal 2021 and 2020 were as follows:

	Fishing	Camping	Watercraft	Diving	Total
Balance at September 27, 2019
Goodwill	$17,415	$7,038	$6,242	$33,078	$63,773
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,186	—	—	—	11,186
Currency translation	(2)	—	—	—	(2)
Balance at October 2, 2020
Goodwill	17,413	7,038	6,242	33,078	63,771
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,184	—	—	—	11,184
Currency translation	37	—	—	—	37
Balance at October 1, 2021
Goodwill	17,450	7,038	6,242	33,078	63,808
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	$11,221	$—	$—	$—	$11,221

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2021, 2020 or 2019.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $421, $2,334 and $1,031 for 2021, 2020 and 2019, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $264 for each of the next 5 fiscal years.

Intangible assets at the end of the last two years consisted of the following:

	2021			2020
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$4,207	$(4,203)	$4	$4,174	$(4,169)	$5
Other amortizable intangibles	11,234	(9,630)	1,604	11,236	(9,214)	2,022
Non-amortized trademarks	7,025	—	7,025	7,025	—	7,025
	$22,466	$(13,833)	$8,633	$22,435	$(13,383)	$9,052

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances such as unplanned negative cash flow indicate that the carrying amount of these assets may not be fully recoverable.  In such an event, the carrying amount of the asset group is compared to the future undiscounted cash flows expected to be generated by the asset group to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets. During the fourth quarters of fiscal 2020 and 2019, the Company performed an impairment analysis, in which the carrying value of long-lived assets in its Watercraft segment exceeded the fair value of undiscounted and discounted cash flow analysis. Accordingly, the Company evaluated the fair value of the underlying long-lived assets and determined there was no impairment.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended October 1, 2021.

Balance at September 28, 2018	$8,499
Expense accruals for warranties issued during the period	9,581
Less current period warranty claims paid	8,890
Balance at September 27, 2019	$9,190
Expense accruals for warranties issued during the period	11,714
Less current period warranty claims paid	10,055
Balance at October 2, 2020	$10,849
Expense accruals for warranties issued during the period	13,112
Less current period warranty claims paid	9,888
Balance at October 1, 2021	$14,073

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income ("AOCI") on the accompanying Consolidated Balance Sheets as of the end of fiscal year 2021, 2020 and 2019 were as follows:

	2021			2020			2019
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$7,606	$—	$7,606	$7,323	$—	$7,323	$4,790	$—	$4,790
Unamortized loss on pension plans	(386)	166	(220)	(3,129)	523	(2,606)	(3,964)	732	(3,232)
Accumulated other comprehensive income	$7,220	$166	$7,386	$4,194	$523	$4,717	$826	$732	$1,558

The reclassifications out of AOCI for the year ended October 1, 2021 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$576	Cost of sales / Operating expense
Tax effects	(144)	Income tax expense
Total reclassifications for the period	$432

The reclassifications out of AOCI for the year ended October 2, 2020 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$537	Cost of sales / Operating expense
Tax effects	(134)	Income tax expense
Total reclassifications for the period	$403

The reclassifications out of AOCI for the year ended September 27, 2019 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$328	Cost of sales / Operating expense
Tax effects	(82)	Income tax expense
Foreign currency translation adjustments:
Write off of currency translation amounts	(761)	Other income and expense
Total reclassifications for the period	$(515)

The changes in AOCI by component, net of tax, for the year ended October 1, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2020	$7,323	$(2,606)	$4,717
Other comprehensive income before reclassifications	283	2,167	2,450
Amounts reclassified from accumulated other comprehensive income	—	576	576
Tax effects	—	(357)	(357)
Balance at October 1, 2021	$7,606	$(220)	$7,386

The changes in AOCI by component, net of tax, for the year ended October 2, 2020 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2019	$4,790	$(3,232)	$1,558
Other comprehensive income before reclassifications	2,533	298	2,831
Amounts reclassified from accumulated other comprehensive income	—	537	537
Tax effects	—	(209)	(209)
Balance at October 2, 2020	$7,323	$(2,606)	$4,717

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

For the years ended October 1, 2021, October 2, 2020 and September 27, 2019, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended October 1, 2021, October 2, 2020 and September 27, 2019, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

There were no stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive for the years ended October 1, 2021, October 2, 2020 and September 27, 2019.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 38,914, 40,094 and 43,963 shares for the years ended October 1, 2021, October 2, 2020 and September 27, 2019, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2021	2020	2019
Net income	$83,381	$55,233	$51,413
Less: Undistributed earnings reallocated to non-vested shareholders	(320)	(220)	(226)
Dilutive earnings	$83,061	$55,013	$51,187
Weighted average common shares – Basic:
Class A	8,864	8,822	8,782
Class B	1,212	1,212	1,212
Dilutive stock options and restricted stock units	44	30	27
Weighted average common shares - Dilutive	10,120	10,064	10,021
Net income per common share – Basic:
Class A	$8.34	$5.54	$5.18
Class B	$7.57	$5.04	$4.71
Net income per common share – Diluted:
Class A	$8.21	$5.47	$5.11
Class B	$8.21	$5.47	$5.11

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency losses from transactions of $215, $269 and gains of $645 in 2021, 2020, and 2019, respectively, which were included in Other income, net in the accompanying Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 12% of the Company’s revenues for the year ended October 1, 2021 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  The Company did not use foreign currency forward contracts in 2021, 2020 or 2019.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

Revenue Recognition

During fiscal 2019, the Company adopted Accounting Standards Update 2014-09 and all subsequent updates that modified accounting standards Topic 606, Revenue from contracts with customers. See Note 12 of these Notes to Consolidated Financial Statements for further discussion.

Advertising & Promotions

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising and promotions expense in 2021, 2020 and 2019 totaled $30,882, $26,727 and $28,397, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $429 and $611 at October 1, 2021 and October 2, 2020, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $16,093, $12,651 and $12,409 for 2021, 2020 and 2019, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products and bathymetry data collection and processing, which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $50,850, less accumulated amortization of $30,428, at October 1, 2021 and $48,711, less accumulated amortization of $29,579, at October 2, 2020.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2021, 2020 and 2019 was $3,637, $3,829 and $3,962, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximated fair value at October 1, 2021 and October 2, 2020 due to the short maturities of these instruments. During 2021, 2020 and 2019, the Company held investments in equity and debt securities that were carried at fair value related to its deferred compensation liability which was also carried at the same fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans (Topic 715). This ASU will modify the disclosure requirements for employers that sponsor defined pension or postretirement plans. The amendments in this guidance are effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company adopted the provisions of this ASU in fiscal 2021, however, the ASU did not have a significant impact on its disclosures.

Recently issued accounting pronouncements

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

2    INDEBTEDNESS

The Company had no outstanding debt at October 1, 2021 or October 2, 2020.

Revolvers

The Company and certain of its subsidiaries have entered into an unsecured revolving credit facility with PNC Bank, National Association and Associated Bank, N.A. ("the Lending Group"). This credit facility consists of a $75 million Revolving Credit Facility among the Company, certain of the Company's subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (the "Credit Agreement" or "Revolver"). The Revolver provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders. On July 15, 2021, the Company entered into a First Amendment to this credit facility that extended its expiration date from November 15, 2022, to July 15, 2026. Other key provisions of the credit facility remained as outlined above and the description herein is qualified in its entirety by the terms and conditions of the original Debt Agreement (a copy of which was filed as Exhibit 99.1 to the current report of Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017) and the Amendment (a copy of which was filed as Exhibit 10.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021).

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company's leverage ratio for the trailing twelve month period. The interest rates on the Revolver were approximately 1.1% at October 1, 2021 and 1.1% at October 2, 2020.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $181 and $181 at October 1, 2021 and October 2, 2020, respectively.  The Company had no other unsecured lines of credit as of October 1, 2021 or October 2, 2020.

The weighted average borrowing rate for short-term debt was approximately 1.1%, 1.1% and 3.0% for 2021, 2020 and 2019, respectively.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 12% of the Company’s revenues for the fiscal year ended October 1, 2021 were denominated in currencies other than the U.S. dollar.  Approximately 4% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of October 1, 2021 and October 2, 2020, the Company held no foreign currency forward contracts.

Interest Rate Risk

As of October 1, 2021 and October 2, 2020, the Company held no interest rate swap contracts.

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

The following table summarizes the Company’s financial assets measured at fair value as of October 1, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,851	$—	$—	$27,851

The following table summarizes the Company’s financial assets measured at fair value as of October 2, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$21,550	$—	$—	$21,550

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

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended October 1, 2021, October 2, 2020 and September 27, 2019 was:

	Location of income recognized in Statement of Operations	2021	2020	2019
Rabbi trust assets	Other income, net	$4,878	$2,140	$572

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition. No assets or liabilities were measured at fair value on a non-recurring basis in 2021, 2020, or 2019.

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

The Company determines if an arrangement is a lease at inception. The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. As of October 1, 2021, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 15 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the ROU assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

As of October 1, 2021, the components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations were as follows:

	Year ended	Year ended
	October 1, 2021	October 2, 2020
Lease Cost
Operating lease costs	$8,323	$7,483
Short-term lease costs	1,549	1,828
Variable leases costs	184	173
Total lease cost	$10,056	$9,484

Included in the amounts in the table above was rent expense to related parties of $1,043 and $1,028 for the years ended October 1, 2021 and October 2, 2020, respectively.

As of October 1, 2021 and October 2, 2020, the Company did not have any finance leases. While the Company extended or renewed various existing leases during the year, there were no significant new leases entered into during the year ended October 1, 2021. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Year ended	Year ended
	October 1, 2021	October 2, 2020
Operating leases:

Operating lease ROU assets	$49,032	$40,666

Current operating leases liabilities	5,938	6,587
Non-current operating lease liabilities	44,056	34,931
Total operating lease liabilities	$49,994	$41,518

Weighted average remaining lease term (in years)	12.20	10.05

Weighted average discount rate	3.08%	2.85%

Cash paid for amounts included in the measurement of lease liabilities	$7,608	$6,716

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at October 1, 2021 were as follows:

Year	Related parties included in total	Total
2022	$1,123	$7,791
2023	1,143	6,735
2024	1,178	6,474
2025	1,213	5,275
2026	1,250	4,573
Thereafter	209	29,653
Total undiscounted lease payments	6,116	60,501
Less: Imputed interest	(245)	(10,507)
Total net lease liability	$5,871	$49,994

During the second fiscal quarter of fiscal 2021, the Company amended its agreement with the landlord on an existing leased facility. Payments under the amended agreement are expected to begin in fiscal year 2022 and go through June 2039, and total estimated rental payments, not included in the amounts above, will be approximately $14 million over the course of the lease as amended. As of October 1, 2021, the Company did not have any other additional significant operating lease commitments that have not yet commenced.

6    INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2021	2020	2019
United States	$99,774	$72,602	$59,261
Foreign	13,148	1,100	7,246
	$112,922	$73,702	$66,507

Income tax expense for the respective years consisted of the following:

	2021	2020	2019
Current:
Federal	$22,860	$13,735	$11,074
State	6,392	3,348	2,752
Foreign	3,236	1,109	1,422
Deferred	(2,947)	277	(154)
	$29,541	$18,469	$15,094

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2021	2020
Deferred tax assets:
Inventories	$1,355	$1,346
Compensation	8,771	7,726
Tax credit carryforwards	2,817	3,235
Net operating loss carryforwards	3,996	4,427
Other	8,756	7,154
Total gross deferred tax assets	25,695	23,888
Less valuation allowance	6,372	6,524
Deferred tax assets	19,323	17,364
Deferred tax liabilities:
Goodwill and other intangibles	1,717	2,080
Depreciation and amortization	5,714	5,735
Foreign statutory reserves	362	288
Net deferred tax assets	$11,530	$9,261

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheets as of the years ended October 1, 2021 and October 2, 2020 were as follows:

	2021	2020
Non-current assets	$13,129	$10,679
Non-current liabilities	1,599	1,418
Net deferred tax assets	$11,530	$9,261

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	*
State income tax, net of federal benefit	4.4%	4.6%	4.3%
Uncertain tax positions, net of settlements	0.1%	(0.1)%	(0.5)%
Foreign-derived intangible income ("FDII") deduction	(1.1)%	(1.1)%	(0.9)%
Net tax cost of foreign income	0.7%	—%	0.5%
Compensation	0.8%	0.7%	(0.7)%
Other	0.3%	—%	(1.0)%
	26.2%	25.1%	22.7%

The Tax Cuts and Jobs Act of 2017 included a new provision designed to tax global intangible low taxed income (“GILTI”) starting in fiscal 2019. The Company elected to record the tax effects of the GILTI provision as a period expense in the applicable tax year.

The Company’s net operating loss carryforwards and their expirations as of October 1, 2021 were as follows:

	State	Foreign	Total
Year of expiration
2022-2026	$653	$6,403	$7,056
2027-2031	2,928	4,689	7,617
2032-2036	6,857	—	6,857
2037-2041	648	—	648
Indefinite	—	3,372	3,372
Total	$11,086	$14,464	$25,550

The Company has tax credit carryforwards as follows:

	State	Federal	Total
Year of expiration
2022-2026	$1,554	$—	$1,554
2027-2031	904	—	904
2032-2036	359	—	359
Total	$2,817	$—	$2,817

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2020	2019
Beginning balance	$7,372	$7,931
Gross increases - tax positions in prior period	—	82
Gross increases - tax positions in current period	1,288	909
Settlements	—	—
Lapse of statute of limitations	(1,903)	(1,550)
Ending balance	$6,757	$7,372

The total accrued interest and penalties with respect to income taxes was approximately $1,884 and $1,947 for the years ended October 1, 2021 and October 2, 2020, respectively.  The Company’s liability for unrecognized tax benefits as of October 1, 2021 was $6,757, and if recognized, $5,474 of such amount would have an effective tax rate impact.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties of $(63), $5 and $79 were recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2021, 2020 and 2019, respectively.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of approximately $1.9 million would have been necessary as of October 1, 2021.

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

The following tax years remain subject to examination by the Company's respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2018-2021
Canada	2017-2021
France	2018-2021
Germany	2019-2021
Italy	2019-2021
Switzerland	2011-2021

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

During the fourth quarter of 2021, the Company terminated its Johnson Outdoors Inc. Mankato Operations Pension Plan and Old Town Canoe Company Pension Plan (collectively, "the Terminated Plans"), both of which were frozen defined benefit pension plans at the time of termination. In connection with the plan terminations, the Company settled all future obligations under the Terminated Plans through a combination of lump-sum payments to eligible participants who elected to receive them, and the transfer of any remaining benefit obligations under the Terminated Plans to a third-party insurance company under a group annuity contract. As a result of these actions, the Company recognized a non-cash pre-tax pension termination charge of $2,526 in our Consolidated Statements of Operations as Other Expense (Income), Net. The remaining over-funded plan assets will be utilized by the Company to fund remaining expenses related to the Terminated Plans, as well as obligations associated with other qualified retirement programs.

The Company still maintains the Johnson Outdoors Inc. Supplemental Executive Retirement Plan ("SERP"), and all future benefit payments to participants under this plan are made from the Company's general assets.

The Company has elected the practical expedient pursuant to ASU 2015-04, Compensation-retirement benefits (Topic 715) and has selected the measurement date of September 30, the calendar month end closest to the Company's fiscal year end. The financial position of the Company’s non-contributory defined benefit plans as of fiscal year end 2021 and 2020 was as follows:

	2021	2020
Projected benefit obligation:
Projected benefit obligation, beginning of year	$32,631	$30,248
Service cost	—	—
Interest cost	838	931
Actuarial (gain) loss	(610)	2,588
Settlements	(31,062)	—
Benefits paid	(1,126)	(1,136)
Projected benefit obligation, end of year	671	32,631
Fair value of plan assets:
Fair value of plan assets, beginning of year	32,923	30,356
Actual (loss) gain on plan assets	(172)	3,526
Company contributions	172	177
Settlements	(31,424)	—
Benefits paid	(1,126)	(1,136)
Fair value of plan assets, end of year	373	32,923
Funded status of the plans	(298)	292
Amounts recognized in the Consolidated Balance Sheets consist of:
Current pension liabilities	96	171
Non-current pension liabilities	575	—
Non-current pension assets	373	462
Accumulated other comprehensive loss	(385)	(3,129)
Components of accumulated other comprehensive loss:
Net actuarial loss	(385)	(3,129)
Accumulated other comprehensive loss	$(385)	$(3,129)

Net periodic benefit cost for the non-contributory defined benefit pension plans for the respective years included the following pre-tax amounts:

	2021	2020	2019
Interest cost	$838	$931	$1,103
Expected return on plan assets	(436)	(641)	(855)
Amortization of unrecognized net actuarial loss	576	537	328
Pension termination charge	2,526	—	—
Net periodic pension cost	3,504	827	576
Other changes in benefit obligations recognized in other comprehensive income ("OCI"):
Pension termination charge	(2,288)	—	—
Net actuarial gain	(455)	(835)	(1,365)
Total recognized in net periodic pension cost and OCI	$761	$(8)	$(789)

The Company expects to recognize $45 of unrecognized loss amortization as a component of net periodic benefit cost in 2022.  This amount is included in accumulated other comprehensive income as of October 1, 2021.

At October 1, 2021, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with plan assets in excess of benefit obligations was $0 and $373, respectively, and the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $671 and $0, respectively. At October 2, 2020, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with plan assets in excess of benefit obligations was $31,446 and $32,923, respectively, and the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with benefit obligations in excess of plan assets was $1,185 and $0, respectively.

The Company anticipates making contributions to the defined benefit pension plans of $96 through fiscal year 2022.

Estimated benefit payments from the Company’s defined benefit plans to participants for each of the next five years and the five years thereafter are as follows:

2022	$96
2023	89
2024	82
2025	75
2026	67
Five years thereafter	230

Actuarial assumptions used to determine the projected benefit obligation and net periodic pension cost as of the following fiscal years were as follows:

	Projected Benefit Obligation			Net Periodic Pension Cost
	2021	2020	2019	2021	2020	2019
Discount rate	2.80%	2.60%	3.13%	2.60%	3.13%	4.22%
Long-term rate of return	N/A	N/A	N/A	1.70%	2.50%	3.45%
Average salary increase rate	N/A	N/A	N/A	N/A	N/A	N/A

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

The Company uses measurement dates of October 1 to determine pension expenses for each year and September 30 to determine the fair value of the pension assets.

The Company’s pension plans’ weighted average asset allocations at October 1, 2021 and October 2, 2020, by asset category were as follows:

	2021	2020
Equity securities	—%	5%
Fixed income securities	—%	92%
Other securities	100%	3%
	100%	100%

The following table summarizes the Company’s pension plan assets measured at fair value as of October 1, 2021:

	Level 1	Level 2	Level 3	Total
Description:
Money market funds	$—	$373	$—	$373
Total	$—	$373	$—	$373

The following table summarizes the Company’s pension plan assets measured at fair value as of October 2, 2020:

	Level 1	Level 2	Level 3	Total
Description:
Fixed income	$5,657	$24,734	$—	$30,391
Mutual funds	1,468	—	—	1,468
Money market funds	—	1,056	—	1,056
Group annuity contract	—	—	8	8
Total	$7,125	$25,790	$8	$32,923

The tables below set forth a summary of changes in fair value of the Company’s Level 3 pension plan assets for the years ended October 1, 2021 and October 2, 2020:

	2021	2020
Level 3 assets, beginning of year	$8	$31
Gain/(loss)	12	(1)
Sales	(20)	(22)
Level 3 assets, end of year	$—	$8

The fair values of the treasury fixed income and mutual fund assets were derived from quoted market prices as substantially all of these instruments have active markets.  The fair values of agency and corporate bond fixed income and money market assets are derived from other observable market inputs or independent pricing services. The fair value of the group annuity contract was derived using a discounted cash flow model with inputs based on current yields of similar instruments with comparable durations.  The annuity contract consisted of high quality bonds.

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is reported at fair value equal to the related rabbi trust assets, and is classified as “Deferred compensation liability” on our accompanying Consolidated Balance Sheets, was approximately $27,885 and $21,585 as of October 1, 2021 and October 2, 2020, respectively.  See “Note 4 Fair Value” for additional information.

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $1,680, $1,592 and $1,422 for 2021, 2020 and 2019, respectively.

8    PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9    COMMON STOCK

The number of authorized and outstanding shares of each class of the Company’s common stock at the end of the respective years was as follows:

	2021	2020
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,915,636	8,873,235
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,211,564	1,211,564

Holders of Class A common stock are entitled to elect 25%, or the next highest whole number, of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2021 and 2020 there were 0 and 38 shares of Class B common stock converted into Class A common stock, respectively.

10    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 501,314 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at October 1, 2021.  Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

The Company recognized additional tax benefits from the vesting of restricted stock and restricted stock units of $581, $238 and $646 for 2021, 2020 and 2019, respectively.  In 2021 and 2020, these amounts were recorded as a component of income tax expense. In 2019, the amount was recorded as an increase in additional paid-in capital on the consolidated balance sheets and as cash from financing activities on the consolidated statements of cash flows. The Company recognizes forfeitures of equity awards as incurred.

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

A summary of non-vested stock activity for the two year period ended October 1, 2021 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 27, 2019	41,608	$51.78
Non-vested stock grants	19,105	63.33
Restricted stock vested	(20,221)	41.93
Non-vested stock at October 2, 2020	40,492	62.15
Non-vested stock grants	14,954	101.97
Non-vested stock forfeited	(621)	120.77
Restricted stock vested	(17,234)	53.79
Non-vested stock October 1, 2021	37,591	80.86

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 2,341 and 4,054 during 2021 and 2020, respectively.  The fair value of restricted stock vested during 2021, 2020 and 2019 was approximately $1,950, $1,288 and $1,237, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,179, $1,032 and $667 during 2021, 2020 and 2019, respectively.  The tax benefit recognized during 2021, 2020 and 2019 related to stock based compensation was $287, $252 and $163, respectively.  Unrecognized compensation cost related to non-vested stock as of October 1, 2021 was $1,447, which amount will be amortized to expense through September 2023 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2021 and in prior years have been granted at their fair market value on the date of grant.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees.

A summary of RSU activity follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 27, 2019	58,708	$62.13
RSUs granted	27,517	64.51
RSUs vested	(18,404)	42.80
RSUs at October 2, 2020	67,821	68.34
RSUs granted	20,059	88.49
RSUs vested	(18,112)	70.39
RSUs at October 1, 2021	69,768	73.60

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company were 3,320 and 3,075 during 2021 and 2020, respectively.  The fair value of restricted stock recognized as a tax deduction during 2021, 2020 and 2019 was approximately $3,353, $1,600 and $2,945, respectively.

Stock compensation expense, net of forfeitures, related to restricted stock units was $2,895, $1,611 and $1,652 for the years ended October 1, 2021, October 2, 2020 and September 27, 2019, respectively.  The tax benefit recognized during 2021, 2020 and 2019 related to restricted stock unit based compensation was $534, $166 and $405, respectively. Unrecognized compensation cost related to non-vested restricted stock units as of October 1, 2021 was $2,885, which amount will be amortized to expense through September 2022 or adjusted for changes in future estimated or actual forfeitures.

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

The Company issued 0, 2,190 and 1,594 shares of Class A common stock under the Purchase Plan during the years 2021, 2020 and 2019, respectively, and recognized expense of $86, $43 and $27 in 2021, 2020 and 2019, respectively.

11    RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family. These transactions include product purchases, aviation services, office rental, and facility fees.  Total costs of these transactions were $1,243, $1,099 and $1,261 for 2021, 2020 and 2019, respectively.  Amounts due to/from related parties were immaterial at October 1, 2021 and October 2, 2020.

12    REVENUES

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At October 1, 2021, the right to returns asset was $769 and the accrued returns liability was $2,061. At October 2, 2020, the right to returns asset was $1,091 and the accrued returns liability was $2,990. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

13    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin. During the years ended October 1, 2021, October 2, 2020, and September 27, 2019, combined sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $114,008, $93,478, and $93,056 respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2021	2020	2019
Net sales:
Fishing:
Unaffiliated customers	$552,073	$449,186	$411,566
Interunit transfers	927	692	555
Camping:
Unaffiliated customers	62,879	41,554	40,339
Interunit transfers	42	38	40
Watercraft Recreation:
Unaffiliated customers	66,396	41,786	33,405
Interunit transfers	207	71	93
Diving
Unaffiliated customers	69,433	60,853	76,279
Interunit transfers	14	20	27
Other / Corporate	870	830	830
Eliminations	(1,190)	(821)	(715)
Total	$751,651	$594,209	$562,419
Operating profit (loss):
Fishing	$122,490	$95,884	$84,092
Camping	14,025	4,406	2,896
Watercraft Recreation	9,173	(329)	(2,822)
Diving	1,530	(2,576)	3,043
Other / Corporate	(35,935)	(26,315)	(23,435)
	$111,283	$71,070	$63,774
Depreciation and amortization expense:
Fishing	$8,770	$8,654	$8,730
Camping	644	639	705
Watercraft Recreation	707	899	1,051
Diving	765	1,761	1,005
Other / Corporate	2,515	2,973	2,473
	$13,401	$14,926	$13,964
Capital expenditures:
Fishing	$18,570	$12,847	$13,712
Camping	399	206	210
Watercraft Recreation	681	685	727
Diving	742	947	955
Other / Corporate	1,017	915	1,182
	$21,409	$15,600	$16,786
Goodwill, net:
Fishing	$11,221	$11,184
Camping	—	—
Watercraft Recreation	—	—
Diving	—	—
	$11,221	$11,184
Total assets (end of period):
Fishing	$285,321	$206,244
Camping	54,276	37,514
Watercraft Recreation	27,530	21,038
Diving	67,069	67,393
Other / Corporate	240,091	213,837
	$674,287	$546,026

A summary of the Company’s operations by geographic area is presented below:

	2021	2020	2019
Net sales:
United States:
Unaffiliated customers	$659,330	$525,204	$482,326
Interunit transfers	30,593	17,503	20,991
Europe:
Unaffiliated customers	30,509	28,880	35,114
Interunit transfers	9,974	8,561	9,792
Canada:
Unaffiliated customers	48,867	29,512	30,039
Interunit transfers	12	35	—
Other:
Unaffiliated customers	12,945	10,613	14,940
Interunit transfers	106	10	29
Eliminations	(40,685)	(26,109)	(30,812)
	$751,651	$594,209	$562,419
Total assets:
United States	$574,916	$456,188
Europe	45,916	45,429
Canada and other	53,455	44,409
	$674,287	$546,026
Long-term assets (1):
United States	$158,868	$134,932
Europe	8,038	7,889
Canada and other	2,988	3,988
	$169,894	$146,809

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

15    VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2021, 2020 and 2019:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year Ended October 1, 2021
Allowance for doubtful accounts	$2,697	$308	$511	$2,494
Reserves for inventory valuation	5,385	518	355	5,548
Valuation of deferred tax assets	6,524	1,352	1,504	6,372
Reserves for sales returns	3,043	1,705	2,653	2,095
Year ended October 2, 2020
Allowance for doubtful accounts	$2,550	$2,095	$1,948	$2,697
Reserves for inventory valuation	5,223	878	716	5,385
Valuation of deferred tax assets	5,964	875	315	6,524
Reserves for sales returns	4,880	1,532	3,369	3,043
Year ended September 27, 2019
Allowance for doubtful accounts	$1,637	$2,003	$1,090	$2,550
Reserves for inventory valuation	5,124	1,009	910	5,223
Valuation of deferred tax assets	6,402	430	868	5,964
Reserves for sales returns	1,532	7,040	3,692	4,880

16    QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$165,667	$128,054	$206,156	$163,084	$213,568	$138,390	$166,260	$164,681
Gross profit	75,030	53,612	93,254	75,132	97,511	62,562	68,330	73,687
Operating profit	23,557	6,801	36,036	31,794	38,099	12,929	13,591	19,546
Income before income taxes	26,011	8,589	37,310	28,377	39,074	15,557	10,527	21,179
Income tax expense	6,164	2,159	9,476	7,990	10,300	2,688	3,601	5,632
Net income	$19,847	$6,430	$27,834	$20,387	$28,774	$12,869	$6,926	$15,547
Net income per common share - Basic:
Class A	$1.99	$0.65	$2.78	$2.05	$2.87	$1.29	$0.70	$1.56
Class B	$1.81	$0.59	$2.53	$1.86	$2.61	$1.17	$0.62	$1.42
Net income per common share - Diluted:
Class A	$1.96	$0.64	$2.74	$2.02	$2.83	$1.27	$0.68	$1.53
Class B	$1.96	$0.64	$2.74	$2.02	$2.83	$1.27	$0.68	$1.53

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the entire year.