Form 10-Q
period 2021-12-31
JOHNSON OUTDOORS INC
filed 2022-02-04
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 28, 2022, 8,949,163 shares of Class A and 1,207,882 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three months ended December 31, 2021 and January 1, 2021	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three months ended December 31, 2021 and January 1, 2021	- 2

		Condensed Consolidated Balance Sheets - December 31, 2021, October 1, 2021, and January 1, 2021	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three months ended December 31, 2021 and January 1, 2021	- 4

		Condensed Consolidated Statements of Cash Flows - Three months ended December 31, 2021 and January 1, 2021	- 5

		Notes to Condensed Consolidated Financial Statements	- 6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 19

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 24

	Item 4.	Controls and Procedures	- 26

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 26

	Item 1A.	Risk Factors	- 26

	Item 6.	Exhibits	- 26

		Signatures	- 27

		Exhibit Index	- 28

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(thousands, except per share data)	December 31, 2021	January 1, 2021
Net sales	$153,524	$165,667
Cost of sales	92,893	90,637
Gross profit	60,631	75,030
Operating expenses:
Marketing and selling	28,232	32,533
Administrative management, finance and information systems	12,230	12,891
Research and development	6,409	6,049
Total operating expenses	46,871	51,473
Operating profit	13,760	23,557
Interest income	(93)	(82)
Interest expense	38	32
Other income, net	(774)	(2,404)
Profit before income taxes	14,589	26,011
Income tax expense	3,733	6,164
Net income	$10,856	$19,847

Weighted average common shares - Basic:
Class A	8,888	8,840
Class B	1,209	1,212
Participating securities	41	39
Weighted average common shares - Dilutive	10,138	10,091
Net income per common share - Basic:
Class A	$1.08	$1.99
Class B	$0.98	$1.81
Net income per common share - Diluted:
Class A	$1.07	$1.96
Class B	$1.07	$1.96

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(thousands)	December 31, 2021	January 1, 2021
Net income	$10,856	$19,847
Other comprehensive income:
Foreign currency translation	(423)	2,442
Defined benefit pension plan:
Change in pension plans, net of tax of $5 and $34, respectively	16	101
Total other comprehensive (loss) income	(407)	2,543
Total comprehensive income	$10,449	$22,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	December 31, 2021	October 1, 2021	January 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$167,473	$240,448	$195,923
Accounts receivable, net	86,689	71,321	97,386
Inventories	217,431	166,615	114,849
Other current assets	14,815	12,880	9,098
Total current assets	486,408	491,264	417,256
Property, plant and equipment, net of accumulated depreciation of $167,216, $163,891 and $160,822, respectively	74,064	71,510	63,657
Right of use assets	47,443	49,032	38,784
Deferred income taxes	13,187	13,129	10,850
Goodwill	11,217	11,221	11,219
Other intangible assets, net	8,570	8,633	8,911
Other assets	31,465	29,498	26,504
Total assets	$672,354	$674,287	$577,181
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,241	$56,744	$44,908
Current lease liability	5,646	5,938	6,411
Accrued liabilities:
Salaries, wages and benefits	19,709	26,820	16,080
Accrued warranty	12,745	14,073	11,980
Income taxes payable	10,366	9,436	10,724
Accrued discounts and returns	6,280	6,633	8,648
Accrued customer programs	5,911	6,874	5,508
Other	8,104	11,052	9,029
Total current liabilities	128,002	137,570	113,288
Non-current lease liability	42,817	44,056	33,260
Deferred income taxes	1,627	1,599	1,477
Retirement benefits	1,511	1,389	801
Deferred compensation liability	29,837	27,885	25,033
Other liabilities	1,947	3,283	4,710
Total liabilities	205,741	215,782	178,569
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 8,949,163, 8,915,636 and 8,900,608, respectively	449	448	443
Class B shares issued and outstanding: 1,207,882, 1,211,564 and 1,211,564, respectively	61	61	61
Capital in excess of par value	83,869	82,899	79,379
Retained earnings	378,352	370,501	314,184
Accumulated other comprehensive income	6,979	7,386	7,260
Treasury stock at cost, shares of Class A common stock: 43,493, 42,598 and 41,977, respectively	(3,097)	(2,790)	(2,715)
Total shareholders’ equity	466,613	458,505	398,612
Total liabilities and shareholders’ equity	$672,354	$674,287	$577,181

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Three Months Ended December 31, 2021
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 1, 2021	10,127,200	$509	$82,899	$370,501	$7,386	$(2,790)
Net income	—	—	—	10,856	—	—
Dividends declared	—	—	—	(3,005)	—	—
Award of non-vested shares	34,422	1	(156)	—	—	154
Stock-based compensation	—	—	1,126	—	—	—
Currency translation adjustment	—	—	—	—	(423)	—
Change in pension plans, net of tax of $5	—	—	—	—	16	—
Purchase of treasury stock at cost	(4,577)	—	—	—	—	(461)
BALANCE AT DECEMBER 31, 2021	10,157,045	$510	$83,869	$378,352	$6,979	$(3,097)

Three Months Ended January 1, 2021
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 2, 2020	10,084,799	$504	$78,668	$296,431	$4,717	$(2,220)
Net income	—	—	—	19,847	—	—
Dividends declared	—	—	—	(2,094)	—	—
Award of non-vested shares	33,034	—	—	—	—	—
Stock-based compensation	—	—	711	—	—	—
Currency translation adjustment	—	—	—	—	2,442	—
Change in pension plans, net of tax of $34	—	—	—	—	101	—
Purchase of treasury stock at cost	(5,661)	—	—	—	—	(495)
BALANCE AT JANUARY 1, 2021	10,112,172	$504	$79,379	$314,184	$7,260	$(2,715)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	December 31, 2021	January 1, 2021
CASH USED FOR OPERATING ACTIVITIES
Net income	$10,856	$19,847
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	3,429	3,349
Amortization of intangible assets	63	144
Amortization of deferred financing costs	9	7
Stock based compensation	1,126	711
Loss on disposal of productive assets	1	—
Deferred income taxes	(73)	(146)
Change in operating assets and liabilities:
Accounts receivable, net	(15,525)	(29,693)
Inventories, net	(50,993)	(16,627)
Accounts payable and accrued liabilities	(7,447)	7,905
Other current assets	(1,955)	2,335
Other non-current assets	—	4,018
Other long-term liabilities	(2,622)	(2,818)
Other, net	358	(270)
	(62,773)	(11,238)
CASH USED FOR INVESTING ACTIVITIES
Proceeds from sale of productive assets	—	2
Capital expenditures	(6,244)	(4,390)
	(6,244)	(4,388)
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(3,005)	(2,094)
Purchases of treasury stock	(461)	(495)
	(3,466)	(2,589)
Effect of foreign currency rate changes on cash	(492)	1,701
Decrease in cash and cash equivalents	(72,975)	(16,514)
CASH AND CASH EQUIVALENTS
Beginning of period	240,448	212,437
End of period	$167,473	$195,923

Supplemental Disclosure:
Cash paid for taxes	$2,853	$103
Cash paid for interest	28	30

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2021 and January 1, 2021, and their results of operations for the three month periods then ended and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2021 which was filed with the Securities and Exchange Commission on December 10, 2021.

Due to seasonal variations and other factors, some of which are described herein, including related to the ongoing coronavirus (COVID-19) pandemic and subsequent disruption to the Company's global supply chain, the results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the Company’s full 2022 fiscal year.  See "Coronavirus (COVID-19)" below and “Seasonality” and "Coronavirus (COVID-19)" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

The Company considers all short-term investments in interest-bearing accounts and all securities and other instruments with an original maturity of three months or less, to be equivalent to cash. Cash equivalents are stated at cost which approximates market value.

All monetary amounts, other than share and per share amounts, are stated in thousands.

Coronavirus (COVID-19)
In March 2020, the World Health Organization recognized the coronavirus (COVID-19) outbreak as a global pandemic. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions imposed varying degrees of restrictions on social and commercial activity, including travel restrictions, quarantine guidelines, and related actions. These actions promoted social distancing, and subsequently resulted in adopting programs and taking actions to encourage and promote vaccination and implementing other similar programs all in an effort to slow the spread of the virus. These measures have had significant adverse impacts upon many sectors of the economy, including manufacturing and retail commerce.

While government mandates eased in the latter half of fiscal 2020, these mandates continued to emphasize social distancing measures to the general public. As a result, the Company saw increased participation in fishing, camping and watercraft recreation and the related demand for our products in these business segments throughout fiscal 2021, largely driven by consumer desire to engage in socially distant and safe activities in the great outdoors. This trend in increased demand for our outdoor recreation products continued into fiscal 2022 across all segments. Nonetheless, the full extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition during the remainder of fiscal 2022 will depend on future developments, including any potential worsening of the pandemic, and the lingering impact of the pandemic in disrupting the global supply chain (including with respect to impacting the sourcing, timing, availability and cost of raw materials and components that are necessary to manufacturing our products), all of which are beyond our control and which remain highly uncertain and cannot be predicted.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $2,662, $2,494 and $2,823 as of December 31, 2021, October 1, 2021 and January 1, 2021, respectively. The increase in net accounts receivable to $86,689 as of December 31, 2021 from $71,321 as of October 1, 2021 is attributable to the seasonal nature of the Company’s business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three month periods ended December 31, 2021 and January 1, 2021, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three month periods ended December 31, 2021 and January 1, 2021, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 37,916 and 40,647 for the three months ended December 31, 2021 and January 1, 2021, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 26,232 and 30,786 for the three month periods ended December 31, 2021 and January 1, 2021, respectively.

Dividends per share

Dividends per share for the three month periods ended December 31, 2021 and January 1, 2021 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended
	December 31, 2021	January 1, 2021
Dividends declared per common share:
Class A	$0.30	$0.21
Class B	$0.27	$0.19

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 474,393 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at December 31, 2021. Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the three months ended December 31, 2021 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 1, 2021	37,591	$80.86
Non-vested stock grants	7,163	101.22
Restricted stock vested	(5,751)	70.39
Non-vested stock at December 31, 2021	39,003	86.13

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 1,778 and 2,341 during the three month periods ended December 31, 2021 and January 1, 2021, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $295 and $279 for the three month periods ended December 31, 2021 and January 1, 2021, respectively. Unrecognized compensation cost related to non-vested stock as of December 31, 2021 was $1,858, which amount will be amortized to expense through November 2025 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended December 31, 2021 and January 1, 2021 was $573 and $658, respectively.

Restricted Stock Units

All restricted stock units (RSUs) awarded by the Company have been granted in the form of units payable in shares of Class A common stock upon vesting. The units are valued at the fair market value of a share of Class A common

Index	JOHNSON OUTDOORS INC.
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

A summary of RSU activity for the three months ended December 31, 2021 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 1, 2021	69,768	$73.60
RSUs granted	19,758	101.22
RSUs vested	(22,192)	71.42
RSUs at December 31, 2021	67,334	82.42

Stock compensation expense, net of forfeitures, related to RSUs was $727 and $432 for the three months ended December 31, 2021 and January 1, 2021, respectively. Unrecognized compensation cost related to non-vested RSUs as of December 31, 2021 was $4,322, which amount will be amortized to expense through September 2024 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 2,799 and 3,320 during the three month periods ended December 31, 2021 and January 1, 2021, respectively.

The fair value of restricted stock units recognized as a tax deduction during the three month periods ended December 31, 2021 and January 1, 2021 was $2,759 and $2,148, respectively.

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

During the three month period ended December 31, 2021, the Company issued 0 shares of Class A common stock and recognized $104 of expense in connection with the Employees' Stock Purchase Plan. During the three month period ended January 1, 2021, the Company issued 0 shares of Class A common stock and recognized $0 of expense in connection with the Plan.

5    PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

Index	JOHNSON OUTDOORS INC.
During fiscal 2021, the Company terminated both the Johnson Outdoors Inc. Mankato Operations Pension Plan and the Old Town Canoe Company Pension Plan (collectively, "the Terminated Plans"), both of which were frozen defined benefit pension plans at the time of termination. In connection with the plan terminations, the Company settled all future obligations under the Terminated Plans through a combination of lump-sum payments to eligible participants who elected to receive them, and the transfer of any remaining benefit obligations under the Terminated Plans to a third-party insurance company under a group annuity contract.

The Company still maintains the Johnson Outdoors Inc. Supplemental Executive Retirement Plan ("SERP"), and all future benefit payments to participants under this plan are made from the Company's general assets.

The Company made contributions of $25 and $43 to its plans for the three months ended December 31, 2021 and January 1, 2021, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three month periods ended December 31, 2021 and January 1, 2021 were as follows:

	Three Months Ended
	December 31, 2021	January 1, 2021
Components of net periodic benefit cost:
Service cost	$—	$—
Interest on projected benefit obligation	7	233
Less estimated return on plan assets	—	160
Amortization of unrecognized losses (gains)	21	134
Net periodic benefit cost	$28	$207

6    INCOME TAXES

For the three months ended December 31, 2021 and January 1, 2021, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended
(thousands, except tax rate data)	December 31, 2021	January 1, 2021
Profit before income taxes	$14,589	$26,011
Income tax expense	3,733	6,164
Effective income tax rate	25.6%	23.7%

The effective tax rate was higher for the three months ended December 31, 2021 compared to the prior year period mainly due to the favorable impact from an intra-entity transfer of an asset other than inventory recorded in the prior year.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended December 31, 2021 and January 1, 2021 were:

December 31, 2021	January 1, 2021
France	France
Indonesia	Indonesia
Switzerland	Switzerland

Index	JOHNSON OUTDOORS INC.
The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2022 fiscal year tax expense is not anticipated to be materially impacted related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.  The Company is projecting accrued interest of $100 related to uncertain income tax positions for the fiscal year ending September 30, 2022.

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

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	December 31, 2021	October 1, 2021	January 1, 2021
Raw materials	$150,064	$110,974	$63,353
Work in process	142	116	38
Finished goods	67,225	55,525	51,458
	$217,431	$166,615	$114,849

8    GOODWILL

The changes in goodwill during the three months ended December 31, 2021 and January 1, 2021 were as follows:

	December 31, 2021	January 1, 2021
Balance at beginning of period	$11,221	$11,184
Amount attributable to movements in foreign currency rates	(4)	35
Balance at end of period	$11,217	$11,219

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
9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the three months ended December 31, 2021 and January 1, 2021.

	December 31, 2021	January 1, 2021
Balance at beginning of period	$14,073	$10,849
Expense accruals for warranties issued during the period	767	3,177
Less current period warranty claims paid	2,095	2,046
Balance at end of period	$12,745	$11,980

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

11    INDEBTEDNESS

The Company had no debt outstanding at December 31, 2021, October 1, 2021, or January 1, 2021.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rate on the Revolver at both December 31, 2021 and January 1, 2021 was approximately 1.1%.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 31, 2021 or January 1, 2021.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $181 and $181 as of December 31, 2021 and January 1, 2021, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the three month period ended December 31, 2021 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 6% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 31, 2021 and January 1, 2021, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at December 31, 2021, October 1, 2021 and January 1, 2021 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$29,835	$—	$—	$29,835

The following table summarizes the Company’s financial assets measured at fair value as of October 1, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,851	$—	$—	$27,851

The following table summarizes the Company’s financial assets measured at fair value as of January 1, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$25,032	$—	$—	$25,032

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended December 31, 2021 and January 1, 2021 was:

		Three Months Ended
	Location of income recognized in Statement of Operations	December 31, 2021	January 1, 2021
Rabbi trust assets	Other income, net	$1,095	$2,596

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended December 31, 2021 or January 1, 2021.

14    NEW ACCOUNTING PRONOUNCEMENTS

    Recently adopted accounting pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted the provisions of this ASU in the first quarter of fiscal 2022, however, the ASU did not have a significant impact on its financial statements or disclosures.

    Recently issued accounting pronouncements

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At December 31, 2021, the right to returns asset was $780 and the accrued returns liability was $2,092. At January 1, 2021, the right to returns asset was $1,367 and the accrued returns liability was $3,621. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

See Note 16 for required disclosures of disaggregated revenue.

Index	JOHNSON OUTDOORS INC.
16    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three month period ended December 31, 2021, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $27,305 of the Company's consolidated revenues. During the three month period ended January 1, 2021, combined net sales to two customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $53,573 of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended
	December 31, 2021	January 1, 2021	October 1, 2021
Net sales:
Fishing:
Unaffiliated customers	$108,181	$126,859
Interunit transfers	175	140
Camping:
Unaffiliated customers	14,118	12,185
Interunit transfers	16	9
Watercraft Recreation:
Unaffiliated customers	14,598	12,397
Interunit transfers	2	46
Diving
Unaffiliated customers	16,490	14,090
Interunit transfers	1	3
Other / Corporate	137	136
Eliminations	(194)	(198)
Total	$153,524	$165,667
Operating profit (loss):
Fishing	$16,292	$27,763
Camping	2,750	2,808
Watercraft Recreation	1,531	1,069
Diving	453	(341)
Other / Corporate	(7,266)	(7,742)
	$13,760	$23,557
Total assets (end of period):
Fishing	$344,104	$244,217	$285,321
Camping	48,204	40,901	54,276
Watercraft Recreation	35,652	24,058	27,530
Diving	67,549	68,818	67,069
Other / Corporate	176,845	199,187	240,091
	$672,354	$577,181	$674,287
1

Index	JOHNSON OUTDOORS INC.
17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended December 31, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 1, 2021	$7,606	$(220)	$7,386
Other comprehensive loss before reclassifications	(423)	—	(423)
Amounts reclassified from accumulated other comprehensive income	—	21	21
Tax effects	—	(5)	(5)
Balance at December 31, 2021	$7,183	$(204)	$6,979

The changes in AOCI by component, net of tax, for the three months ended January 1, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2020	$7,323	$(2,606)	$4,717
Other comprehensive income before reclassifications	2,442	—	2,442
Amounts reclassified from accumulated other comprehensive income	—	135	135
Tax effects	—	(34)	(34)
Balance at January 1, 2021	$9,765	$(2,505)	$7,260

    The reclassifications out of AOCI for the three months ended December 31, 2021 and January 1, 2021 were as follows:

	Three Months Ended
	December 31, 2021	January 1, 2021	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$21	$135	Other income and expense
Tax effects	(5)	(34)	Income tax expense
Total reclassifications for the period	$16	$101

18    LEASES

The Company determines if an arrangement is a lease at inception. The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases.

As of December 31, 2021, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 18 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the definition of a lease, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing

Index	JOHNSON OUTDOORS INC.
rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and January 1, 2021 were as follows:

	Three months ended
	December 31, 2021	January 1, 2021
Lease Cost
Operating lease costs	$2,107	$2,012
Short-term lease costs	414	391
Variable lease costs	45	46
Total lease cost	$2,566	$2,449

Included in the amounts in the table above were rent expense to related parties of $291 and $255 for the three months ended December 31, 2021 and January 1, 2021, respectively.

As of December 31, 2021, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended December 31, 2021. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Three months ended
	December 31, 2021	January 1, 2021
Operating leases:

Operating lease ROU assets	$47,443	$38,784

Current operating lease liabilities	5,646	6,411
Non-current operating lease liabilities	42,817	33,260
Total operating lease liabilities	$48,463	$39,671

Weighted average remaining lease term (in years)	12.15	9.88

Weighted average discount rate	3.09%	2.84%

Cash paid for amounts included in the measurement of lease liabilities	$1,875	$1,857

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at December 31, 2021 were as follows:

Index	JOHNSON OUTDOORS INC.

Year	Related parties included in total	Total
Remainder of 2022	$837	$6,099
2023	1,143	7,371
2024	1,178	6,696
2025	1,213	6,138
2026	1,250	4,526
Thereafter	209	29,780
Total undiscounted lease payments	5,830	60,610
Less: Imputed interest	(222)	(12,147)
Total net lease liability	$5,608	$48,463

During the second quarter of fiscal 2021, the Company amended its agreement with the landlord on an existing leased facility. Payments under the amended agreement are expected to begin in fiscal year 2022 and go through June 2039, and total estimated rental payments, not included in the amounts above, will be approximately $14 million over the course of the lease as amended. As of December 31, 2021, the Company did not have any other additional significant operating lease commitments that have not yet commenced.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended December 31, 2021 and January 1, 2021. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•Forward Looking Statements
•Trademarks
•Overview
•Results of Operations
•Liquidity and Financial Condition
•Contractual Obligations and Off Balance Sheet Arrangements
•Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2021 which was filed with the Securities and Exchange Commission on December 10, 2021.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 10, 2021 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic which has affected, and may continue to affect, market and economic conditions, and the timing, pricing and continued availability of raw materials and components from our supply chain, along with wide-ranging impacts on employees, customers, suppliers and various aspects of our operations; the

Index	JOHNSON OUTDOORS INC.
Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, that are necessary to manufacture and produce the Company's products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Coronavirus (COVID-19)

Due to the timing of the COVID-19 outbreak, the Company's traditional seasonal pacing, where our heaviest sales volumes typically occurred during our second and third fiscal quarters, shifted during fiscal 2020 and fiscal 2021. During those years, increased participation in fishing, camping and watercraft recreation and related demand for our products, largely driven by consumer desire to engage in socially distant and safe activities outdoors as a reaction to the COVID-19 pandemic led to increased sales volumes across all Company segments. This demand continued into the first quarter of fiscal 2022.

In addition to this significant increase in demand for Company products during fiscal 2021 and into the first quarter of fiscal 2022, COVID-19 has also caused widely-documented supply chain and logistics disruptions across industries, including those in which we operate, which have been exacerbated during the latter half of fiscal 2021 and into fiscal 2022 due to the higher demand for our outdoor recreation products and associated inventory replenishment actions of our customers. These adverse supply chain and logistics constraints and disruptions have impacted the timing, sourcing, availability and cost of raw materials and components that are necessary to manufacture our outdoor recreation products. During the fourth quarter of fiscal 2021, certain of the Company's component suppliers and logistical service providers experienced disruptions, resulting in supply shortages across all of our segments for certain materials and components that are necessary to produce our products. Moreover, during the first quarter of fiscal 2022, the Fishing segment was significantly impacted by these supply chain and logistical infrastructure disruptions, resulting in decreased sales volumes in that segment over the same quarter in the prior year. As a result of these disruptions, the Company has taken certain preliminary actions to attempt to meet the continued strong consumer demand for its products to continue to fulfill product orders. These actions include building and procuring numerous categories of inventory (in some cases at significantly higher price points than what was historically paid) to mitigate against potential shortages during fiscal 2022 in certain of its materials and components that are necessary to manufacture Company products. These buying actions have subsequently resulted in decreased margins and in the Company carrying significantly higher levels of inventory for a number of its materials, components and products at the end of the first fiscal quarter of 2022.

Because the Company expects that these same supply chain and logistics disruptions will continue throughout fiscal 2022, the Company remains focused on evaluating and pursuing additional options (beyond building inventory) to meet the continued

Index	JOHNSON OUTDOORS INC.
strong consumer demand for its products. Nonetheless, these supply chain and logistics disruptions remain fluid and will likely impact the cost of goods sold for future sales of product or the Company’s ability to fill all customer demand for its products, especially given the volatility and changing circumstances brought on by the COVID-19 pandemic and its impact on the global supply chain and logistics infrastructure.

Highlights

Net sales of $153,524 for the first quarter of fiscal 2022 decreased $12,143, or 7%, from the same period in the prior year. While consumer demand remains strong, sales volumes have been negatively impacted by product availability and supply chain disruptions, particularly in Fishing, the Company's largest segment. This sales volume decrease and lower gross margins resulting from higher costs of sales were the primary drivers of the $9,797 decrease in operating profit over the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter traditionally falls prior to the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years. See “Coronavirus (COVID-19)” above for additional information of the impact of COVID-19 on changes to the Company’s seasonality for fiscal 2020 and 2021 which changes are expected to continue to evolve over the remainder of fiscal 2022.

	Fiscal Year
	2021		2020		2019
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	22%	22%	22%	10%	19%	9%
March	27%	32%	27%	45%	32%	43%
June	29%	34%	23%	17%	31%	43%
September	22%	12%	28%	28%	18%	5%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended
	December 31, 2021	January 1, 2021
Net sales:
Fishing	$108,356	$126,999
Camping	14,134	12,194
Watercraft Recreation	14,600	12,443
Diving	16,491	14,093
Other / Eliminations	(57)	(62)
Total	$153,524	$165,667
Operating profit (loss):
Fishing	$16,292	$27,763
Camping	2,750	2,808
Watercraft Recreation	1,531	1,069
Diving	453	(341)
Other / Eliminations	(7,266)	(7,742)
Total	$13,760	$23,557

Index	JOHNSON OUTDOORS INC.

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended December 31, 2021 were $153,524, a decrease of $12,143, or 7%, compared to $165,667 for the three months ended January 1, 2021. Foreign currency translation had virtually no impact on current year first quarter net sales compared to the prior year's first quarter net sales.

Net sales for the three months ended December 31, 2021 for the Fishing business were $108,356, a decrease of $18,643, or 15%, from $126,999 during the first fiscal quarter of the prior year. While demand remains strong, the decrease was driven by significant supply chain disruptions and the resulting unavailability of components experienced in the first fiscal quarter of 2022, which limited the Company's ability to fill all product orders.

Net sales for the Camping business were $14,134 for the first quarter of the current fiscal year, an increase of $1,940, or 16%, from the prior year net sales during the same period of $12,194 due to increased sales of military tents as well as for Jetboil and Eureka! consumer camping products evidencing the continued strong participation in outdoor recreation activities by the public.

Net sales for the first quarter of fiscal 2022 for the Watercraft Recreation business were $14,600, an increase of $2,157, or 17%, compared to $12,443 in the prior year same period. Continued strong demand for the segment's Sportsman line and successful pedal and motorized product offerings drove the increase over the prior year quarter.

Net sales for Diving, our most global business, for the first quarter of fiscal 2022 were $16,491, an increase of $2,398 or 17% versus $14,093 for the three months ended January 1, 2021. In the prior year first quarter, demand was severely deflated due to the effects of COVID-19 which caused the closure of destination travel locations and resulted in lower tourism activities. Sales volumes have increased in this segment as markets in several regions around the world have begun to recover. The increase in sales volumes was partially offset by an unfavorable foreign currency translation impact on sales in this segment of approximately 2% versus the prior year quarter.

Cost of Sales

Cost of sales for the three months ended December 31, 2021 was $92,893 compared to $90,637 for the three months ended January 1, 2021.  The increase year over year was driven primarily by increases in costs, specifically increased materials costs and increased inbound freight costs, as the Company continues to manage disruptions in its supply chain to ensure the availability of necessary components, parts and other raw materials across our segments to try to meet sales demand for our products.

Gross Profit Margin

For the three months ended December 31, 2021, gross profit as a percentage of net sales was 39.5% compared to 45.3% in the three month period ended January 1, 2021. While the Company has taken price increases across its operating segments, they were not enough to offset the negative gross profit impact associated with the cost increases noted above.

Operating Expenses

Operating expenses were $46,871 for the three months ended December 31, 2021, compared to $51,473 for the three months ended January 1, 2021.  The decrease of $4,602 was primarily due to the impact of lower sales volume-driven expenses as total expenses remained consistent as a percent of net sales year over year.

Operating Profit

Operating profit on a consolidated basis for the three month period ended December 31, 2021 was $13,760, compared to an operating profit of $23,557 in the first quarter of the prior fiscal year.   Lower sales volumes and the other factors discussed above were the primary drivers of the decrease in operating profit between quarters.

Interest

Interest expense was $38 and $32 for the three months ended December 31, 2021 and January 1, 2021, respectively. Interest income for the three month periods ended December 31, 2021 and January 1, 2021 was $93 and $82, respectively.

Index	JOHNSON OUTDOORS INC.

Other Income, net

Other income was $774 for the three months ended December 31, 2021 compared to $2,404 in the prior year period.  Investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $1,344 in the three month period ended December 31, 2021 compared to $2,737 in the three month period ended January 1, 2021. The change year over year in the investment value of these assets was offset by the deferred compensation expense included in the Company's Operating expenses during the same periods. For the three months ended December 31, 2021, foreign currency exchange losses were $366 compared to $96 for the three months ended January 1, 2021.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month period ended December 31, 2021 was 25.6% compared to 23.7% in the corresponding period of the prior year. The key factor impacting the effective tax rate was the favorable impact from an intra-entity transfer of assets other than inventory reported in the prior year period.

Net Income

Net income for the three months ended December 31, 2021 was $10,856, or $1.07 per diluted common class A and B share, compared to net income of $19,847, or $1.96 per diluted common class A and B share, for the first quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents totaled $167,473 as of December 31, 2021, compared to cash and cash equivalents of $195,923 as of January 1, 2021.  The decrease in cash year over year was due primarily to the Company's action to build and procure numerous categories of inventory (in some cases at significantly higher prices than was historically paid) in an attempt to mitigate against potential supply chain shortages during this fiscal year. The Company’s debt to total capitalization ratio was 0% as of December 31, 2021 and January 1, 2021.  The Company’s total debt balance was $0 as of each of December 31, 2021 and January 1, 2021.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $86,689 as of December 31, 2021, a decrease of $10,697 compared to $97,386 as of January 1, 2021.  The decrease is consistent with decreased sales volumes year over year. Inventories were $217,431 as of December 31, 2021, an increase of $102,582, compared to $114,849 as of January 1, 2021. As noted above, the increase in our inventory balances over the prior year period is due to increased raw material and other component purchases in an effort to meet increased demand for products in the current year period in the event that the current supply chain and logistics infrastructure disruptions continue as expected during fiscal 2022. Accounts payable were $59,241 at December 31, 2021 compared to $44,908 as of January 1, 2021, which increase corresponded with the increase in inventory balances between periods.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended
(thousands)	December 31, 2021	January 1, 2021
Cash provided by (used for):
Operating activities	$(62,773)	$(11,238)
Investing activities	(6,244)	(4,388)
Financing activities	(3,466)	(2,589)
Effect of foreign currency rate changes on cash	(492)	1,701
Decrease in cash and cash equivalents	$(72,975)	$(16,514)

Operating Activities

Index	JOHNSON OUTDOORS INC.
Cash used for operations totaled $62,773 for the three months ended December 31, 2021 compared to $11,238 during the corresponding period of the prior fiscal year.  The increase in cash used for operations over the prior year three month period was due primarily to the Company's decision to build and procure inventory in its attempt to mitigate against shortages, all as described in greater detail above. Depreciation and amortization charges were $3,492 for the three month period ended December 31, 2021 compared to $3,493 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $6,244 for the three months ended December 31, 2021 compared to $4,388 for the corresponding period of the prior fiscal year.  Cash usage for capital expenditures totaled $6,244 for the current year three month period and $4,390 for the prior year period.  Any additional capital expenditures in fiscal 2022 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $3,466 for the three months ended December 31, 2021 compared to $2,589 for the three month period ended January 1, 2021 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either quarter ended December 31, 2021 and January 1, 2021. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of December 31, 2021 the Company held approximately $55,434 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended December 31, 2021.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $181 and $181 as of December 31, 2021 and January 1, 2021, respectively.

The Company anticipates making contributions of $71 to its defined benefit pension plans during the remainder of fiscal 2022.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 1, 2021 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 10, 2021. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Except as noted below with respect to the COVID-19 outbreak, the Company’s exposure to market risk is limited to the availability of necessary raw materials and fluctuations in raw material commodity and other component prices, interest rate fluctuations on borrowings under our unsecured credit facilities and foreign currency exchange rate risk associated with our foreign operations.  The Company does not utilize financial instruments for trading purposes.

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

Index	JOHNSON OUTDOORS INC.
their outcome and impact on the Company's business in the future, including related to demand for the Company's products and any continued disruption in the supply of necessary components and raw materials for the Company to produce products to meet sales demand. If COVID-19 is not contained, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company (at the quantities and pricing demanded by the Company), the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if a significant number of its employees at a particular facility or location were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could all be adversely impacted. The continued financial impact of the coronavirus pandemic on the Company (including with respect to the continued heightened demand for the Company’s outdoor recreation products and any continued disruption in its supply chain and global logistics infrastructure) will depend on future developments and cannot be reasonably predicted or estimated at this time, but could materially and adversely affect its results for an unknown but possibly extended period. See the section "Risk Factors" identified in Part I, Item 1A in our Form 10-K filed with the Securities and Exchange Commission on December 10, 2021 for more information.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 13% of the Company’s revenues for the three month period ended December 31, 2021 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 6% in Canadian dollars and approximately 1% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 31, 2021 and January 1, 2021, the Company held no foreign currency forward contracts.

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

Supply Chain Sourcing Risk

As described elsewhere herein, the COVID-19 pandemic has disrupted the normal seasonal selling patterns for the Company’s warm-weather outdoor recreation products. As stay at home restrictions were lifted, the Company has seen an increase in demand for its products that has continued into fiscal 2022. This higher than normal level of demand has (along with demand

Index	JOHNSON OUTDOORS INC.
for certain raw materials and components used in our products from third parties in other industries unrelated to our products) placed strain on the Company’s supply chain and the global logistics infrastructure, which has resulted in, and may continue to result in, limited availability of key raw materials and components that may ultimately result in delays in fulfilling orders or higher purchase prices (including increased expediting costs) to get the raw material and other components needed for the Company to fulfill orders and meet demand. The Company is monitoring this risk and planning for alternative sources of supply of critical components where feasible.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 10, 2021.

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

Index	JOHNSON OUTDOORS INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 4, 2022
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.