Form 10-Q
period 2022-04-01
JOHNSON OUTDOORS INC
filed 2022-05-09
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 29, 2022, 8,960,188 shares of Class A and 1,207,798 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and six months ended April 1, 2022 and April 2, 2021	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three and six months ended April 1, 2022 and April 2, 2021	- 2

		Condensed Consolidated Balance Sheets - April 1, 2022, October 1, 2021, and April 2, 2021	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and six months ended April 1, 2022 and April 2, 2021	- 4

		Condensed Consolidated Statements of Cash Flows - Six months ended April 1, 2022 and April 2, 2021	- 5

		Notes to Condensed Consolidated Financial Statements	- 6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 27

	Item 4.	Controls and Procedures	- 28

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 28

	Item 1A.	Risk Factors	- 28

	Item 6.	Exhibits	- 29

		Signatures	- 29

		Exhibit Index	- 30

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net sales	$189,623	$206,156	$343,147	$371,823
Cost of sales	121,038	112,902	213,931	203,539
Gross profit	68,585	93,254	129,216	168,284
Operating expenses:
Marketing and selling	35,691	36,068	63,923	68,601
Administrative management, finance and information systems	10,249	14,311	22,479	27,202
Research and development	7,216	6,839	13,625	12,888
Total operating expenses	53,156	57,218	100,027	108,691
Operating profit	15,429	36,036	29,189	59,593
Interest income	(102)	(80)	(195)	(162)
Interest expense	49	35	87	67
Other expense (income), net	2,272	(1,229)	1,498	(3,633)
Profit before income taxes	13,210	37,310	27,799	63,321
Income tax expense	3,310	9,476	7,043	15,640
Net income	$9,900	$27,834	$20,756	$47,681

Weighted average common shares - Basic:
Class A	8,914	8,863	8,902	8,852
Class B	1,208	1,212	1,208	1,212
Participating securities	28	45	32	37
Weighted average common shares - Dilutive	10,150	10,120	10,142	10,101
Net income per common share - Basic:
Class A	$0.99	$2.78	$2.07	$4.77
Class B	$0.90	$2.53	$1.88	$4.33
Net income per common share - Diluted:
Class A	$0.97	$2.74	$2.04	$4.70
Class B	$0.97	$2.74	$2.04	$4.70

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(thousands)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net income	$9,900	$27,834	$20,756	$47,681
Other comprehensive income (loss):
Foreign currency translation	168	(1,512)	(255)	930
Defined benefit pension plan:
Change in pension plans, net of tax of $6, $33, $11, and $67 respectively	16	101	32	202
Total other comprehensive income (loss)	184	(1,411)	(223)	1,132
Total comprehensive income	$10,084	$26,423	$20,533	$48,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	April 1, 2022	October 1, 2021	April 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$113,186	$240,448	$186,921
Accounts receivable, net	119,517	71,321	130,139
Inventories	235,220	166,615	124,538
Other current assets	11,232	12,880	9,171
Total current assets	479,155	491,264	450,769
Property, plant and equipment, net of accumulated depreciation of $170,277, $163,891 and $162,934, respectively	80,155	71,510	65,749
Right of use assets	47,225	49,032	43,489
Deferred income taxes	13,142	13,129	11,334
Goodwill	11,235	11,221	11,231
Other intangible assets, net	8,504	8,633	8,753
Other assets	29,373	29,498	27,655
Total assets	$668,789	$674,287	$618,980
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,720	$56,744	$50,609
Current lease liability	6,080	5,938	5,715
Accrued liabilities:
Salaries, wages and benefits	18,712	26,820	18,221
Accrued warranty	12,083	14,073	12,791
Income taxes payable	4,027	9,436	11,277
Accrued discounts and returns	6,768	6,633	9,406
Accrued customer programs	4,871	6,874	5,741
Other	9,848	11,052	9,743
Total current liabilities	119,109	137,570	123,503
Non-current lease liability	42,233	44,056	38,670
Deferred income taxes	1,653	1,599	1,384
Retirement benefits	1,482	1,389	747
Deferred compensation liability	27,790	27,885	26,222
Other liabilities	1,936	3,283	4,718
Total liabilities	194,203	215,782	195,244
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 8,960,104, 8,915,636 and 8,906,624, respectively	450	448	447
Class B shares issued and outstanding: 1,207,882, 1,211,564 and 1,211,564, respectively	61	61	61
Capital in excess of par value	84,978	82,899	80,183
Retained earnings	385,229	370,501	339,911
Accumulated other comprehensive income	7,163	7,386	5,849
Treasury stock at cost, shares of Class A common stock: 46,045, 42,598 and 41,977, respectively	(3,295)	(2,790)	(2,715)
Total shareholders’ equity	474,586	458,505	423,736
Total liabilities and shareholders’ equity	$668,789	$674,287	$618,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Six Months Ended April 1, 2022
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 1, 2021	10,127,200	$509	$82,899	$370,501	$7,386	$(2,790)
Net income	—	—	—	10,856	—	—
Dividends declared	—	—	—	(3,005)	—	—
Award of non-vested shares	34,422	1	(2)	—	—	—
B to A conversion	—	—	(154)	—	—	154
Stock-based compensation	—	—	1,126	—	—	—
Currency translation adjustment	—	—	—	—	(423)	—
Change in pension plans, net of tax of $5	—	—	—	—	16	—
Purchase of treasury stock at cost	(4,577)	—	—	—	—	(461)
BALANCE AT DECEMBER 31, 2021	10,157,045	$510	$83,869	$378,352	$6,979	$(3,097)
Net income	—	—	—	9,900	—	—
Dividends declared	—	—	—	(3,023)	—	—
Award of non-vested shares	13,493	1	—	—	—	—
Stock-based compensation	—	—	959	—	—	—
Tax effects on stock based awards	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	168	—
Change in pension plans, net of tax of $6	—	—	—	—	16	—
Non-vested stock forfeitures	(2,040)	—	150	—	—	(150)
Purchase of treasury stock at cost	(512)	—	—	—	—	(48)
BALANCE AT APRIL 1, 2022	10,167,986	$511	$84,978	$385,229	$7,163	$(3,295)

Six Months Ended April 2, 2021
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 2, 2020	10,084,799	$504	$78,668	$296,431	$4,717	$(2,220)
Net income	—	—	—	19,847	—	—
Dividends declared	—	—	—	(2,094)	—	—
Award of non-vested shares	33,034	—	—	—	—	—
Stock-based compensation	—	—	711	—	—	—
Currency translation adjustment	—	—	—	—	2,442	—
Change in pension plans, net of tax of $34	—	—	—	—	101	—
Purchase of treasury stock at cost	(5,661)	—	—	—	—	(495)
BALANCE AT JANUARY 1, 2021	10,112,172	$504	$79,379	$314,184	$7,260	$(2,715)
Net income	—	—	—	27,834	—	—
Dividends declared	—	—	—	(2,107)	—	—
Award of non-vested shares	6,016	4	(4)	—	—	—
Stock-based compensation	—	—	808	—	—	—
Currency translation adjustment	—	—	—	—	(1,512)	—
Change in pension plans, net of tax of $33	—	—	—	—	101	—
BALANCE AT APRIL 2, 2021	10,118,188	$508	$80,183	$339,911	$5,849	$(2,715)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	April 1, 2022	April 2, 2021
CASH USED FOR OPERATING ACTIVITIES
Net income	$20,756	$47,681
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	6,785	6,467
Amortization of intangible assets	129	284
Amortization of deferred financing costs	17	13
Stock based compensation	2,085	1,519
(Gain) loss on disposal of productive assets	(1)	99
Deferred income taxes	(4)	(663)
Change in operating assets and liabilities:
Accounts receivable, net	(48,241)	(62,441)
Inventories, net	(68,853)	(26,918)
Accounts payable and accrued liabilities	(16,579)	19,366
Other current assets	1,613	2,240
Other non-current assets	—	(166)
Other long-term liabilities	(2,558)	1,245
Other, net	203	(681)
	(104,648)	(11,955)
CASH USED FOR INVESTING ACTIVITIES
Proceeds from sale of productive assets	2	6
Capital expenditures	(15,724)	(9,828)
	(15,722)	(9,822)
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(6,019)	(4,195)
Purchases of treasury stock	(509)	(495)
	(6,528)	(4,690)
Effect of foreign currency rate changes on cash	(364)	951
Decrease in cash and cash equivalents	(127,262)	(25,516)
CASH AND CASH EQUIVALENTS
Beginning of period	240,448	212,437
End of period	$113,186	$186,921

Supplemental Disclosure:
Cash paid for taxes	$9,569	$9,669
Cash paid for interest	59	86

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of April 1, 2022 and April 2, 2021, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2021 which was filed with the Securities and Exchange Commission on December 10, 2021.

Due to seasonal variations and other factors, some of which are described herein, including related to the ongoing coronavirus (COVID-19) outbreak and resulting pandemic and the continued disruption to the global supply chain and logistics infrastructure, the results of operations for the three and six months ended April 1, 2022 are not necessarily indicative of the results to be expected for the Company’s full 2022 fiscal year.  See "Coronavirus (COVID-19)" below and “Seasonality” and "Coronavirus (COVID-19)" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

While government mandates eased in the latter half of fiscal 2020, these mandates continued to emphasize social distancing measures to the general public. As a result, because we sell products that are used in a safe and socially distant manner in the great outdoors, the COVID-19 pandemic has had an overall favorable effect on our sales levels and the demand for our products starting at the end of our fiscal 2020 and continuing into fiscal 2022. Specifically, the Company has seen increased participation in fishing, camping and watercraft recreation and consumer demand for our products in these business segments. Nonetheless, the continued evolution of the pandemic has resulted in disruptions to the global supply chain and the logistics infrastructure (including with respect to the sourcing, timing, availability and cost of raw materials and components that are necessary to manufacture our products). The lingering impact of these disruptions is not fully known as they, along with certain inflationary pressures in the economy, may result in economic slowdowns and ultimately lower demand for discretionary goods like our outdoor recreational products. Furthermore, the continued impact of the pandemic on the global supply chain (including with respect to impacting the sourcing, timing, availability and cost of raw materials and components that are necessary to manufacture our products) is beyond our control and remains highly uncertain and cannot be predicted at his time.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $1,504, $2,494 and $2,463 as of April 1, 2022, October 1, 2021 and April 2, 2021, respectively. The increase in net accounts receivable to $119,517 as of April 1, 2022 from $71,321 as of October 1, 2021 is attributable to the seasonal nature of the Company’s business and the impact COVID-19 has had on generating heightened interest in outdoor activities which has resulted in increases in sales volumes between periods. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of

Index	JOHNSON OUTDOORS INC.
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

For the three and six month periods ended April 1, 2022 and April 2, 2021, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and six month periods ended April 1, 2022 and April 2, 2021, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 39,163 and 40,024 for the three months ended April 1, 2022 and April 2, 2021, respectively, and 38,540 and 40,336 for the six months ended April 1, 2022 and April 2, 2021, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 37,904 and 24,894 for the three month periods ended April 1, 2022 and April 2, 2021, respectively, and 33,966 and 32,917 for the six month periods ended April 1, 2022 and April 2, 2021, respectively.

Dividends per share

Dividends per share for the three and six month periods ended April 1, 2022 and April 2, 2021 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Six months ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Dividends declared per common share:
Class A	$0.30	$0.21	$0.60	$0.42
Class B	$0.27	$0.19	$0.55	$0.38

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 466,598 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at April 1, 2022. Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the six months ended April 1, 2022 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 1, 2021	37,591	$80.86
Non-vested stock grants	14,958	90.58
Restricted stock vested	(10,098)	92.08
Forfeitures	(2,040)	73.52
Non-vested stock at April 1, 2022	40,411	82.02

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 1,778 and 2,341 during the six month periods ended April 1, 2022 and April 2, 2021, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $266 and $297 for the three month periods ended April 1, 2022 and April 2, 2021, respectively, and $561 and $576 for the six month periods ended April 1, 2022 and April 2, 2021, respectively. Unrecognized compensation cost related to non-vested stock as of April 1, 2022 was $2,072, which amount will be amortized to expense through November 2025 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended April 1, 2022 and April 2, 2021 was $1,053 and $1,258, respectively.

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

A summary of RSU activity for the six months ended April 1, 2022 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 1, 2021	69,768	$73.60
RSUs granted	19,758	101.22
RSUs vested	(22,192)	71.42
RSU's forfeited	(1,340)	74.62
RSUs at April 1, 2022	65,994	82.58

Stock compensation expense, net of forfeitures, related to RSUs was $597 and $511 for the three month periods ended April 1, 2022 and April 2, 2021, respectively, and $1,325 and $943 for the six month periods ended April 1, 2022 and April 2, 2021, respectively. Unrecognized compensation cost related to non-vested RSUs as of April 1, 2022 was $3,577, which amount will be amortized to expense through September 2024 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 2,799 and 3,320 during the six month periods ended April 1, 2022 and April 2, 2021, respectively.

The fair value of restricted stock units recognized as a tax deduction during the six month periods ended April 1, 2022 and April 2, 2021 was $2,849 and $2,148, respectively.

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

During the three month period ended April 1, 2022, the Company issued 0 shares of Class A common stock and recognized $96 of expense in connection with the Employees' Stock Purchase Plan. During the six month period ended April 1, 2022, the Company issued 0 shares of Class A common stock and recognized $199 of expense in connection with the Employees' Stock Purchase Plan. During the three month period ended April 2, 2021, the Company issued 0 shares of Class A common stock and recognized $0 of expense in connection with the Plan. During the six month period ended April 2, 2021, the Company issued 0 shares of Class A common stock and recognized $0 of expense in connection with the Plan.

Index	JOHNSON OUTDOORS INC.
5    PENSION PLANS

The Company has non-contributory defined benefit pension plans covering certain of its U.S. employees. Retirement benefits are generally provided based on the employees’ years of service and average earnings. Normal retirement age is 65, with provisions for earlier retirement.

During the fourth quarter of fiscal 2021, the Company terminated its Johnson Outdoors Inc. Mankato Operations Pension Plan and Old Town Canoe Company Pension Plan (collectively, "the Terminated Plans"), both of which were frozen defined benefit pension plans at the time of termination. In connection with the plan terminations, the Company settled all future obligations under the Terminated Plans through a combination of lump-sum payments to eligible participants who elected to receive them, and the transfer of any remaining benefit obligations under the Terminated Plans to a third-party insurance company under a group annuity contract.

The Company still maintains the Johnson Outdoors Inc. Supplemental Executive Retirement Plan ("SERP"), and all future benefit payments to participants under this plan are made from the Company's general assets.

The Company made contributions of $25 and $44 to its pension plans for the three months ended April 1, 2022 and April 2, 2021, respectively, and contributions of $50 and $88 for the six months ended April 1, 2022 and April 2, 2021, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and six month periods ended April 1, 2022 and April 2, 2021 were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	7	233	14	466
Less estimated return on plan assets	—	160	—	321
Amortization of unrecognized losses	21	134	42	269
Net periodic benefit cost	$28	$207	$56	$414

6    INCOME TAXES

For the three and six months ended April 1, 2022 and April 2, 2021, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Profit before income taxes	$13,210	$37,310	$27,799	$63,321
Income tax expense	3,310	9,476	7,043	15,640
Effective income tax rate	25.1%	25.4%	25.3%	24.7%

The effective tax rate for the three months ended April 1, 2022 and the prior year quarter were consistent with no primary factors materially impacting the rate. The effective tax rate was higher for the six months ended April 1, 2022 compared to the prior year period mainly due to the favorable impact from an intra-entity transfer of an asset other than inventory recorded in the prior year.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended April 1, 2022 and April 2, 2021 were:

Index	JOHNSON OUTDOORS INC.

April 1, 2022	April 2, 2021
France	France
Indonesia	Indonesia
Switzerland	Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2022 fiscal year tax expense is anticipated to be unchanged related to uncertain income tax positions.

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

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.   As of the date of this report, the following tax years remain open to examination by the respective significant tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2018-2021
Canada	2018-2021
France	2018-2021
Germany	2019-2021
Italy	2019-2021
Switzerland	2011-2021

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	April 1, 2022	October 1, 2021	April 2, 2021
Raw materials	$163,390	$110,974	$74,780
Work in process	214	116	126
Finished goods	71,616	55,525	49,632
	$235,220	$166,615	$124,538

8    GOODWILL

The changes in goodwill during the six months ended April 1, 2022 and April 2, 2021 were as follows:

	April 1, 2022	April 2, 2021
Balance at beginning of period	$11,221	$11,184
Amount attributable to movements in foreign currency rates	14	47
Balance at end of period	$11,235	$11,231

Index	JOHNSON OUTDOORS INC.
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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the six months ended April 1, 2022 and April 2, 2021.

	April 1, 2022	April 2, 2021
Balance at beginning of period	$14,073	$10,849
Expense accruals for warranties issued during the period	1,816	6,028
Less current period warranty claims paid	3,806	4,086
Balance at end of period	$12,083	$12,791

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

11    INDEBTEDNESS

The Company had no debt outstanding at April 1, 2022, October 1, 2021, or April 2, 2021.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both April 1, 2022 and April 2, 2021 were approximately 1.4% and 1.1%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

Index	JOHNSON OUTDOORS INC.
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of April 1, 2022 or April 2, 2021.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $181 and $181 as of April 1, 2022 and April 2, 2021, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 12% of the Company’s revenues for the six month period ended April 1, 2022 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros, approximately 6% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of April 1, 2022 and April 2, 2021, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at April 1, 2022, October 1, 2021 and April 2, 2021 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Valuation Techniques

Rabbi Trust Assets

Index	JOHNSON OUTDOORS INC.
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

The following table summarizes the Company’s financial assets measured at fair value as of April 1, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,758	$—	$—	$27,758

The following table summarizes the Company’s financial assets measured at fair value as of October 1, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,851	$—	$—	$27,851

The following table summarizes the Company’s financial assets measured at fair value as of April 2, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$26,186	$—	$—	$26,186

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended April 1, 2022 and April 2, 2021 was:

		Three Months Ended		Six months ended
	Location of (expense) income recognized in Statement of Operations	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Rabbi trust assets	Other (expense) income, net	$(2,144)	$1,204	$(1,049)	$3,800

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the six month periods ended April 1, 2022 or April 2, 2021.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted the provisions of this ASU in the first quarter of fiscal 2022, however, the ASU did not have a significant impact on its financial statements.

    Recently issued accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The amendments in this guidance were effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect this guidance to have a significant impact on its financial statements and disclosures.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At April 1, 2022, the right to returns asset was $827 and the accrued returns liability was $2,283. At April 2, 2021, the right to returns asset was $1,487 and the accrued returns liability was $4,030. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

Index	JOHNSON OUTDOORS INC.
The Company has a wide variety of seasonal, outdoor recreation products used primarily for fishing from a boat, diving, paddling, hiking and camping, that are sold to a variety of customers in multiple end markets. Nonetheless, the revenue recognition policies are similar among all the various products sold by the Company.

See Note 16 for required disclosures of disaggregated revenue.

16    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and six month periods ended April 1, 2022, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $21,616 and $48,921, respectively, of the Company's consolidated revenues. During the three and six month periods ended April 2, 2021, combined net sales to two customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $45,735 and $99,308, respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021	October 1, 2021
Net sales:
Fishing:
Unaffiliated customers	$129,134	$159,770	$237,315	$286,629
Interunit transfers	189	246	364	386
Camping:
Unaffiliated customers	19,155	14,231	33,273	26,416
Interunit transfers	12	13	28	22
Watercraft Recreation:
Unaffiliated customers	23,008	17,768	37,606	30,165
Interunit transfers	1	10	3	56
Diving
Unaffiliated customers	18,192	14,205	34,682	28,295
Interunit transfers	2	3	3	6
Other / Corporate	134	182	271	318
Eliminations	(204)	(272)	(398)	(470)
Total	$189,623	$206,156	$343,147	$371,823
Operating profit (loss):
Fishing	$11,321	$40,400	$27,613	$68,163
Camping	5,119	2,962	7,869	5,770
Watercraft Recreation	3,164	2,814	4,695	3,883
Diving	1,209	(1,253)	1,662	(1,594)
Other / Corporate	(5,384)	(8,887)	(12,650)	(16,629)
	$15,429	$36,036	$29,189	$59,593
Total assets (end of period):
Fishing			$375,637	$288,924	$285,321
Camping			58,574	41,592	54,276
Watercraft Recreation			44,613	30,147	27,530
Diving			72,070	65,556	67,069
Other / Corporate			117,895	192,761	240,091
	$—	$—	$668,789	$618,980	$674,287
1

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended April 1, 2022 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$7,183	$(204)	$6,979
Other comprehensive income before reclassifications	168	—	168
Amounts reclassified from accumulated other comprehensive income	—	22	22
Tax effects	—	(6)	(6)
Balance at April 1, 2022	$7,351	$(188)	$7,163

The changes in AOCI by component, net of tax, for the three months ended April 2, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$9,765	$(2,505)	$7,260
Other comprehensive income before reclassifications	(1,512)	—	(1,512)
Amounts reclassified from accumulated other comprehensive income	—	134	134
Tax effects	—	(33)	(33)
Balance at April 2, 2021	$8,253	$(2,404)	$5,849
The changes in AOCI by component, net of tax, for the six months ended April 1, 2022 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 1, 2021	$7,606	$(220)	$7,386
Other comprehensive loss before reclassifications	(255)	—	(255)
Amounts reclassified from accumulated other comprehensive income	—	43	43
Tax effects	—	(11)	(11)
Balance at April 1, 2022	$7,351	$(188)	$7,163
The changes in AOCI by component, net of tax, for the six months ended April 2, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2020	$7,323	$(2,606)	$4,717
Other comprehensive loss before reclassifications	930	—	930
Amounts reclassified from accumulated other comprehensive income	—	269	269
Tax effects	—	(67)	(67)
Balance at April 2, 2021	$8,253	$(2,404)	$5,849

    The reclassifications out of AOCI for the three and six months ended April 1, 2022 and April 2, 2021 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$22	$134	$32	$269	Other income and expense
Tax effects	(6)	(33)	(11)	(67)	Income tax expense
Total reclassifications for the period	$16	$101	$21	$202

18    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of April 1, 2022, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 18 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended April 1, 2022 and April 2, 2021 were as follows:

	Three months ended		Six months ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Lease Cost
Operating lease costs	$2,111	$2,290	$4,218	$4,077
Short-term lease costs	545	329	959	803
Variable lease costs	43	49	88	92
Total lease cost	$2,699	$2,668	$5,265	$4,972

Included in the amounts in the table above were rent expense to related parties of $290 and $581 for the three and six months ended April 1, 2022, respectively, and $261 and $516 for the three and six months ended April 2, 2021, respectively.

As of April 1, 2022, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended April 1, 2022. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

Index	JOHNSON OUTDOORS INC.

	Six months ended
	April 1, 2022	April 2, 2021
Operating leases:

Operating lease ROU assets	$47,225	$43,489

Current operating lease liabilities	6,080	5,715
Non-current operating lease liabilities	42,233	38,670
Total operating lease liabilities	$48,313	$44,385

Weighted average remaining lease term (in years)	11.86	13.53

Weighted average discount rate	3.09%	3.16%

Cash paid for amounts included in the measurement of lease liabilities	$3,739	$3,757

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at April 1, 2022 were as follows:

Year	Related parties included in total	Total
Remainder of 2022	$594	$4,106
2023	1,233	7,577
2024	1,270	6,795
2025	1,307	6,211
2026	1,347	4,609
Thereafter	226	29,767
Total undiscounted lease payments	5,977	59,065
Less: Imputed interest	(229)	(10,752)
Total net lease liability	$5,748	$48,313

During the second quarter of fiscal 2021, the Company amended its agreement with the landlord on an existing leased facility. Payments under the amended agreement are expected to begin in fiscal year 2022 and go through June 2039, and total estimated rental payments, not included in the amounts above, will be approximately $14 million over the course of the lease as amended. As of April 1, 2022, the Company did not have any other additional significant operating lease commitments that have not yet commenced.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended April 1, 2022 and April 2, 2021. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 10, 2021 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic which has affected, and may continue to affect, market and economic conditions, and the timing, pricing and continued availability of raw materials and components from our supply chain, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, necessary to manufacture and produce the Company's products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions and other factors impacting climate change legislation. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Coronavirus (COVID-19)

Due to the timing of the COVID-19 outbreak, the Company's traditional seasonal pacing, where our heaviest sales volumes typically occurred during our second and third fiscal quarters, shifted during fiscal 2020 and fiscal 2021. Increased

Index	JOHNSON OUTDOORS INC.
participation in fishing, camping, watercraft recreation and diving and related demand for our products, largely driven by consumer desire to engage in socially distant and safe activities outdoors as a reaction to the COVID-19 pandemic led to increased sales volumes across all Company segments during fiscal 2021. This strong demand continued into the first two quarters of fiscal 2022.

In addition to this significant increase in demand for Company products during fiscal 2021 and fiscal 2022 to date, COVID-19 has also caused widely-documented supply chain and logistics disruptions across industries, including those in which we operate, which have been exacerbated by the higher demand for our outdoor recreation products and associated inventory replenishment actions of our customers. These adverse supply chain and logistics constraints and disruptions have impacted the timing, sourcing, availability and cost of raw materials and components that are necessary to manufacture our outdoor recreation products. Certain of the Company's component suppliers and logistical service providers experienced disruptions, resulting in supply shortages across all of our segments for certain materials and components that are necessary to produce our products. Moreover, during the first two quarters of fiscal 2022, the Fishing segment was significantly impacted by these supply chain and logistical infrastructure disruptions, resulting in decreased sales volumes in that segment over the same periods in the prior year. As a result of these disruptions, the Company has taken certain actions to attempt to meet the continued strong consumer demand for its products to continue to fulfill product orders. These actions include building and procuring numerous categories of inventory (in some cases at significantly higher price points than what was historically paid) to mitigate against potential shortages during fiscal 2022 in certain of its materials and components that are necessary to manufacture Company products. These buying actions have subsequently resulted in decreased margins and the Company carrying significantly higher levels of inventory for a number of its materials, components and products at the end of each of the first two fiscal quarters of 2022.

Because the Company expects that these same supply chain and logistics disruptions will continue throughout fiscal 2022, the Company remains focused on evaluating and pursuing additional options (beyond building inventory) to meet the continued strong consumer demand for its products. Nonetheless, these supply chain and logistics disruptions remain fluid and will likely adversely impact the cost of goods sold for future sales of product for the remainder of fiscal 2022 and/or adversely impact the Company’s ability to fill all customer demand for its products, especially given the volatility and changing circumstances brought on by the COVID-19 pandemic and its impact on the global supply chain and logistics infrastructure.

Highlights

Net sales of $189,623 for the second quarter of fiscal 2022 decreased $16,533, or 8%, from the same period in the prior year. While consumer demand remains strong, sales volumes have been negatively impacted by product availability and supply chain disruptions, particularly in Fishing, the Company's largest segment. This sales volume decrease and lower gross margins resulting from higher costs of sales were the primary drivers of the $20,607 decrease in operating profit over the prior year quarter.

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

	Fiscal Year
	2021		2020		2019
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	22%	22%	22%	10%	19%	9%
March	27%	32%	27%	45%	32%	43%
June	29%	34%	23%	17%	31%	43%
September	22%	12%	28%	28%	18%	5%
	100%	100%	100%	100%	100%	100%

Results of Operations

Index	JOHNSON OUTDOORS INC.
The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net sales:
Fishing	$129,323	$160,016	$237,679	$287,015
Camping	19,167	14,244	33,301	26,438
Watercraft Recreation	23,009	17,778	37,609	30,221
Diving	18,194	14,208	34,685	28,301
Other / Eliminations	(70)	(90)	(127)	(152)
Total	$189,623	$206,156	$343,147	$371,823
Operating profit (loss):
Fishing	$11,321	$40,400	$27,613	$68,163
Camping	5,119	2,962	7,869	5,770
Watercraft Recreation	3,164	2,814	4,695	3,883
Diving	1,209	(1,253)	1,662	(1,594)
Other / Eliminations	(5,384)	(8,887)	(12,650)	(16,629)
Total	$15,429	$36,036	$29,189	$59,593

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended April 1, 2022 were $189,623, a decrease of $16,533, or 8%, compared to $206,156 for the three months ended April 2, 2021. Foreign currency translation had virtually no impact on current year second quarter net sales compared to the prior year's second quarter net sales.

Net sales for the three months ended April 1, 2022 for the Fishing business were $129,323, a decrease of $30,693, or 19%, from $160,016 during the second fiscal quarter of the prior year. While product demand remains strong, the decrease in Fishing was driven by significant supply chain disruptions and the resulting unavailability of components experienced in the current year quarter.

Net sales for the Camping business were $19,167 for the second quarter of the current fiscal year, an increase of $4,923, or 35%, from the prior year net sales during the same period of $14,244 due to increased sales of Jetboil and Eureka! consumer camping products due to continued strong participation in outdoor recreation activities.

Net sales for the second quarter of fiscal 2022 for the Watercraft Recreation business were $23,009, an increase of $5,231, or 29%, compared to $17,778 in the prior year same period. Continued strong demand for the segment's Sportsman line and successful pedal and motorized product offerings drove the increase over the prior year quarter.

Net sales for Diving, our most global business, for the second quarter of fiscal 2022 were $18,194, an increase of $3,986 or 28% versus $14,208 for the three months ended April 2, 2021. In the prior year second quarter, demand was deflated due to the effects of COVID-19 which caused the closure of destination travel locations and resulted in lower tourism activities that tend to generate demand for our products in this segment. As several regions around the world have re-opened, sales volumes have increased. Foreign currency translation had an unfavorable impact on sales in this segment of approximately 2% versus the prior year quarter.

For the six months ended April 1, 2022, consolidated net sales of $343,147 decreased $28,676 or 8% compared to $371,823 for the six months ended April 2, 2021. Foreign currency translation had virtually no impact on net sales of the current year to date period versus the prior year to date period.

Net sales for the six months ended April 1, 2022 for the Fishing business were $237,679, a decrease of $49,336, or 17% from $287,015 during the same period of the prior year. The decrease over the prior year to date period was driven mainly by the

Index	JOHNSON OUTDOORS INC.
previously discussed logistics and supply chain disruptions which adversely impacted our ability to satisfy demand for product orders.

Net sales for the Camping business were $33,301 for the six months ended April 1, 2022, an increase of $6,863, or 26%, from the prior year net sales during the same period of $26,438. Increased sales of Jetboil and Eureka! consumer camping products as a result of increased participation in outdoor recreation activities were the primary driver of the increase.

Net sales for the six months ended April 1, 2022 for the Watercraft Recreation business were $37,609, an increase of $7,388, or 24%, compared to $30,221 in the prior year same period. Increased demand as a result of increased participation in watercraft recreation during the COVID-19 pandemic drove the overall increase over the prior year to date period.

Diving net sales were $34,685 for the six months ended April 1, 2022 versus $28,301 for the six months ended April 2, 2021, an increase of $6,384, or 23%. The sales increase was largely due to increased demand for our products as the global tourism industry has started to recover. The impact of increased sales volumes was offset in part by the unfavorable effect of foreign currency translation of 3% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended April 1, 2022 was $121,038 compared to $112,902 for the three months ended April 2, 2021.  The increase year over year was driven primarily by increases in costs, specifically increased materials costs and increased inbound freight costs, as the Company continues to manage disruptions in its supply chain to ensure the availability of necessary components, parts and other raw materials across our segments to try to meet sales demand for our products.

For the six months ended April 1, 2022, cost of sales was $213,931 compared to $203,539 in the same period of the prior year. The increase year over year was primarily driven by increased costs in the current year versus the prior year as described above.

Gross Profit Margin

For the three months ended April 1, 2022, gross profit as a percentage of net sales was 36.2% compared to 45.2% in the three month period ended April 2, 2021. While the Company has implemented price increases across product lines, they were not enough to offset the negative gross profit impact of cost increases noted above as well as reduced overhead absorption.

For the six months ended April 1, 2022, gross profit as a percentage of net sales was 37.7% compared to 45.3% in the prior six month period. As noted above, the Company has implemented price increases across product lines, but they have not been significant enough to offset the negative gross profit impact of cost increases and reduced overhead absorption noted above.

Operating Expenses

Operating expenses were $53,156 for the three months ended April 1, 2022, compared to $57,218 for the three months ended April 2, 2021.  The decrease of $4,062 was primarily due to the impact of lower sales volume-driven expenses, as well as lower variable and deferred compensation expense, between quarters. Unfavorable market conditions on the Company's deferred compensation plan assets resulted in approximately $3,300 of lower deferred compensation expense in the current year quarter as compared to the prior year quarter, which was entirely offset by a loss in Other Expense (Income), net related to marking these deferred compensation plan assets to market.

Operating expenses were $100,027 for the six months ended April 2, 2021, compared to $108,691 for the six months ended April 2, 2021. The decrease of $8,664 was primarily due to the impact of lower sales volume-driven expenses, as well as lower variable and deferred compensation expense, between periods. Unfavorable market conditions on the Company's deferred compensation plan assets resulted in approximately $4,700 of lower deferred compensation expense in the current year to date period as compared to the prior year to date period, which was entirely offset by a loss in Other Expense (Income), net related to marking these deferred compensation plan assets to market.

Operating Profit

Operating profit on a consolidated basis for the three month period ended April 1, 2022 was $15,429, compared to an operating profit of $36,036 in the second quarter of the prior fiscal year.   Lower sales volumes and reduced gross margins as discussed above were the primary drivers of the decrease in operating profit between quarters.

Operating profit on a consolidated basis for the six months ended April 1, 2022 was $29,189, compared to an operating profit of $59,593 in the prior year to date period. The decrease year over year was driven primarily by lower sales volumes and reduced gross margins as discussed above.

Index	JOHNSON OUTDOORS INC.

Interest

Interest expense was $49 and $35 for the three months ended April 1, 2022 and April 2, 2021, respectively. Interest expense was $87 for the six months ended April 1, 2022 compared to $67 for the six months ended April 2, 2021.

Interest income for the three month periods ended April 1, 2022 and April 2, 2021 was $102 and $80, respectively. Interest income was $195 for the six months ended April 1, 2022 compared to $162 for the six months ended April 2, 2021.

Other Expense (Income), net

Other expense was $2,272 for the three months ended April 1, 2022 compared to other income of $1,229 in the prior year period.  Net investment losses on the assets related to the Company’s non-qualified deferred compensation plan were $2,046 in the three month period ended April 1, 2022 compared to net investment gains and earnings of $1,257 in the three month period ended April 2, 2021. The change year over year in the investment value of these assets was offset by the decrease in deferred compensation expense included in the Company's Operating expenses during the same periods. For the three months ended April 1, 2022, foreign currency exchange losses were $146 compared to gains of $217 for the three months ended April 2, 2021.

For the six months ended April 1, 2022, other expense was $1,498 compared to other income of $3,633 in the six months ended April 2, 2021. Net investment losses on the assets related to the Company’s non-qualified deferred compensation plan in the six months ended April 1, 2022 were $702, compared to net investment gains and earnings of $3,994 in the six months ended April 2, 2021. Foreign currency exchange losses were $513 for the six months ended April 1, 2022, compared to gains of $121 for the six months ended April 2, 2021.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and six month periods ended April 1, 2022 were 25.1% and 25.3%, respectively, compared to 25.4% and 24.7% in the corresponding periods of the prior year. A key factor impacting the effective tax rate for the six months ended April 2, 2021 was the favorable impact from an intra-entity transfer of assets other than inventory reported in the prior year period.

Net Income

Net income for the three months ended April 1, 2022 was $9,900, or $0.97 per diluted common class A and B share, compared to net income of $27,834, or $2.74 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Net income for the six months ended April 1, 2022 was $20,756, or $2.04 per diluted common class A and B share, compared to net income of $47,681, or $4.70 per diluted common class A and B share, for the six months ended April 2, 2021.

Liquidity and Financial Condition

Cash and cash equivalents totaled $113,186 as of April 1, 2022, compared to cash and cash equivalents of $186,921 as of April 2, 2021.  The decrease in cash year over year was due primarily to the Company's decision to build and procure numerous categories of inventory (in some cases at significantly higher prices than was historically paid) in an attempt to mitigate against potential shortages during this fiscal year. The Company’s debt to total capitalization ratio was 0% as of April 1, 2022 and April 2, 2021.  The Company’s total debt balance was $0 as of each of April 1, 2022 and April 2, 2021.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $119,517 as of April 1, 2022, a decrease of $10,622 compared to $130,139 as of April 2, 2021.  The decrease is consistent with decreased sales volumes year over year. Inventories were $235,220 as of April 1, 2022, an increase of $110,682, compared to $124,538 as of April 2, 2021. As noted above, the increase in our inventory balances over the prior year period is due to increased raw material and other component purchases, at higher costs, in an effort to meet increased demand for products in the current year period. Accounts payable were $56,720 at April 1, 2022 compared to $50,609 as of April 2, 2021, which increase corresponded with the increase in inventory balances between periods.

Index	JOHNSON OUTDOORS INC.
The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended
(thousands)	April 1, 2022	April 2, 2021
Cash used for:
Operating activities	$(104,648)	$(11,955)
Investing activities	(15,722)	(9,822)
Financing activities	(6,528)	(4,690)
Effect of foreign currency rate changes on cash	(364)	951
Decrease in cash and cash equivalents	$(127,262)	$(25,516)

Operating Activities

Cash used for operations totaled $104,648 for the six months ended April 1, 2022 compared to $11,955 during the corresponding period of the prior fiscal year.  The increase in cash used for operations over the prior year six month period was due primarily to the Company's decision to build and procure inventory in its attempt to mitigate against shortages in meeting product demand. Lower net income in the current year to date period also contributed to increased use of cash between periods. Depreciation and amortization charges were $6,914 for the six month period ended April 1, 2022 compared to $6,751 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $15,722 for the six months ended April 1, 2022 compared to $9,822 for the corresponding period of the prior fiscal year.  Cash usage for capital expenditures totaled $15,724 for the current year six month period and $9,828 for the prior year period.  The increase in capital expenditures in the current year period is primarily related to the expansion of the Fishing facility to accommodate additional production. Any additional capital expenditures in fiscal 2022 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $6,528 for the six months ended April 1, 2022 compared to $4,690 for the six month period ended April 2, 2021 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either quarter ended April 1, 2022 and April 2, 2021. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of April 1, 2022 the Company held approximately $52,895 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended April 1, 2022.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $181 and $181 as of April 1, 2022 and April 2, 2021, respectively.

The Company anticipates making contributions of $46 to its defined benefit pension plan during the remainder of fiscal 2022.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 1, 2021 in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index	JOHNSON OUTDOORS INC.
under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 10, 2021. There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended April 1, 2022.

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

Coronavirus outbreak

As disclosed in our prior filings with the Securities and Exchange Commission and elsewhere herein, in December 2019, a new strain of coronavirus ("COVID-19") began to spread globally, leaving no region or part of the world unaffected by the pandemic it has created. Governments and health authorities have been taking, and continue to take, measures to prevent the spread of this virus, and have approved the use of vaccines to help curb the spread of this virus, but it is presently unknown to what extent the vaccines and these other actions will be successful or the potential timing of completion of these measures and their outcome and any resulting impact on the Company's business in the future, including related to demand for the Company's products and any continued disruption in the supply of (or the costs associated with) necessary components and raw materials for the Company to produce products to meet sales demand. If COVID-19 is not contained, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company (at the quantities and pricing demanded by the Company), the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if a significant number of its employees at a particular facility or location were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could all be adversely impacted. The continued financial impact of the coronavirus pandemic on the Company (including with respect to the continued heightened demand for the Company’s outdoor recreation products and any continued disruption in its supply chain and global logistics infrastructure) will depend on future developments and cannot be reasonably predicted or estimated at this time, but could materially and adversely affect its results for an unknown but possibly extended period. See the section "Risk Factors" identified in Part I, Item 1A in our Form 10-K filed with the Securities and Exchange Commission on December 10, 2021 for more information.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 12% of the Company’s revenues for the six month period ended April 1, 2022 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros, approximately 6% in Canadian dollars and approximately 1% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of April 1, 2022 and April 2, 2021, the Company held no foreign currency forward contracts.

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

Commodities

Index	JOHNSON OUTDOORS INC.
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

Item 1A. Risk Factors

Index	JOHNSON OUTDOORS INC.

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
Signatures Dated: May 9, 2022
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2022 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.