Form 10-Q
period 2022-07-01
JOHNSON OUTDOORS INC
filed 2022-08-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 29, 2022, 8,965,300 shares of Class A and 1,207,798 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and nine months ended July 1, 2022 and July 2, 2021	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three and nine months ended July 1, 2022 and July 2, 2021	- 2

		Condensed Consolidated Balance Sheets - July 1, 2022, October 1, 2021, and July 2, 2021	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and nine months ended July 1, 2022 and July 2, 2021	- 4

		Condensed Consolidated Statements of Cash Flows - Nine months ended July 1, 2022 and July 2, 2021	- 6

		Notes to Condensed Consolidated Financial Statements	- 7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 21

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 28

	Item 4.	Controls and Procedures	- 29

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 30

	Item 1A.	Risk Factors	- 30

	Item 6.	Exhibits	- 30

		Signatures	- 30

		Exhibit Index	- 31

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net sales	$203,819	$213,568	$546,966	$585,391
Cost of sales	130,310	116,057	344,241	319,596
Gross profit	73,509	97,511	202,725	265,795
Operating expenses:
Marketing and selling	34,823	37,604	98,746	106,205
Administrative management, finance and information systems	8,273	15,646	30,752	42,848
Research and development	6,614	6,162	20,239	19,050
Total operating expenses	49,710	59,412	149,737	168,103
Operating profit	23,799	38,099	52,988	97,692
Interest income	(144)	(76)	(339)	(238)
Interest expense	30	35	117	102
Other expense (income), net	4,669	(934)	6,167	(4,567)
Profit before income taxes	19,244	39,074	47,043	102,395
Income tax expense	5,162	10,300	12,205	25,940
Net income	$14,082	$28,774	$34,838	$76,455

Weighted average common shares - Basic:
Class A	8,924	8,875	8,909	8,859
Class B	1,208	1,212	1,208	1,212
Participating securities	29	49	31	42
Weighted average common shares - Dilutive	10,161	10,136	10,148	10,113
Net income per common share - Basic:
Class A	$1.40	$2.87	$3.47	$7.65
Class B	$1.27	$2.61	$3.15	$6.94
Net income per common share - Diluted:
Class A	$1.38	$2.83	$3.42	$7.53
Class B	$1.38	$2.83	$3.42	$7.53

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income	$14,082	$28,774	$34,838	$76,455
Other comprehensive income (loss):
Foreign currency translation	(2,770)	742	(3,025)	1,672
Defined benefit pension plan:
Change in pension plans, net of tax of $(2), $41, $9, and $108 respectively	(7)	123	25	325
Total other comprehensive (loss) income	(2,777)	865	(3,000)	1,997
Total comprehensive income	$11,305	$29,639	$31,838	$78,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	July 1, 2022	October 1, 2021	July 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$117,567	$240,448	$249,016
Accounts receivable, net	103,244	71,321	94,750
Inventories	250,956	166,615	130,742
Other current assets	9,447	12,880	12,056
Total current assets	481,214	491,264	486,564
Property, plant and equipment, net of accumulated depreciation of $170,201, $163,891 and $165,017, respectively	85,879	71,510	68,296
Right of use assets	50,284	49,032	43,741
Deferred income taxes	13,097	13,129	11,526
Goodwill	11,209	11,221	11,242
Other intangible assets, net	8,438	8,633	8,699
Other assets	25,721	29,498	29,327
Total assets	$675,842	$674,287	$659,395
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,780	$56,744	$54,991
Current lease liability	6,348	5,938	5,281
Accrued liabilities:
Salaries, wages and benefits	20,883	26,820	23,380
Accrued warranty	10,863	14,073	13,773
Income taxes payable	5,238	9,436	12,641
Accrued discounts and returns	8,088	6,633	6,224
Accrued customer programs	4,822	6,874	7,033
Other	10,006	11,052	9,392
Total current liabilities	117,028	137,570	132,715
Non-current lease liability	45,111	44,056	39,382
Deferred income taxes	1,599	1,599	1,411
Retirement benefits	1,679	1,389	954
Deferred compensation liability	24,240	27,885	27,881
Other liabilities	1,919	3,283	4,728
Total liabilities	191,576	215,782	207,071
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 8,965,300, 8,915,636 and 8,915,636, respectively	450	448	448
Class B shares issued and outstanding: 1,207,798, 1,211,564 and 1,211,564, respectively	61	61	61
Capital in excess of par value	86,369	82,899	81,309
Retained earnings	396,290	370,501	366,582
Accumulated other comprehensive income	4,386	7,386	6,714
Treasury stock at cost, shares of Class A common stock: 45,961, 42,598 and 42,598, respectively	(3,290)	(2,790)	(2,790)
Total shareholders’ equity	484,266	458,505	452,324
Total liabilities and shareholders’ equity	$675,842	$674,287	$659,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Nine Months Ended July 1, 2022
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 1, 2021	10,127,200	$509	$82,899	$370,501	$7,386	$(2,790)
Net income	—	—	—	10,856	—	—
Dividends declared	—	—	—	(3,005)	—	—
Award of non-vested shares	34,422	1	(2)	—	—	—
B to A conversion	—	—	(154)	—	—	154
Stock-based compensation	—	—	1,126	—	—	—
Currency translation adjustment	—	—	—	—	(423)	—
Change in pension plans, net of tax of $5	—	—	—	—	16	—
Purchase of treasury stock at cost	(4,577)	—	—	—	—	(461)
BALANCE AT DECEMBER 31, 2021	10,157,045	$510	$83,869	$378,352	$6,979	$(3,097)
Net income	—	—	—	9,900	—	—
Dividends declared	—	—	—	(3,023)	—	—
Award of non-vested shares	13,493	1	—	—	—	—
Stock-based compensation	—	—	959	—	—	—
Currency translation adjustment	—	—	—	—	168	—
Change in pension plans, net of tax of $6	—	—	—	—	16	—
Non-vested stock forfeitures	(2,040)	—	150	—	—	(150)
Purchase of treasury stock at cost	(512)	—	—	—	—	(48)
BALANCE AT APRIL 1, 2022	10,167,986	$511	$84,978	$385,229	$7,163	$(3,295)
Net income	—	—	—	14,082	—	—
Dividends declared	—	—	—	(3,021)	—	—
Issuance of stock under employee stock purchase plan	5,112	—	332	—	—	—
B to A conversion	—	—	(2)	—	—	2
Stock-based compensation	—	—	1,061	—	—	—
Currency translation adjustment	—	—	—	—	(2,770)	—
Change in pension plans, net of tax of $(2)	—	—	—	—	(7)	—
Treasury stock adjustment	—	—	—	—	—	3
BALANCE AT JULY 1, 2022	10,173,098	$511	$86,369	$396,290	$4,386	$(3,290)

Index	JOHNSON OUTDOORS INC.

Nine Months Ended July 2, 2021
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 2, 2020	10,084,799	$504	$78,668	$296,431	$4,717	$(2,220)
Net income	—	—	—	19,847	—	—
Dividends declared	—	—	—	(2,094)	—	—
Award of non-vested shares	33,034	—	—	—	—	—
Stock-based compensation	—	—	711	—	—	—
Currency translation adjustment	—	—	—	—	2,442	—
Change in pension plans, net of tax of $34	—	—	—	—	101	—
Purchase of treasury stock at cost	(5,661)	—	—	—	—	(495)
BALANCE AT JANUARY 1, 2021	10,112,172	$504	$79,379	$314,184	$7,260	$(2,715)
Net income	—	—	—	27,834	—	—
Dividends declared	—	—	—	(2,107)	—	—
Award of non-vested shares	6,016	4	(4)	—	—	—
Stock-based compensation	—	—	808	—	—	—
Currency translation adjustment	—	—	—	—	(1,512)	—
Change in pension plans, net of tax of $33	—	—	—	—	101	—
BALANCE AT APRIL 2, 2021	10,118,188	$508	$80,183	$339,911	$5,849	$(2,715)
Net income	—	—	—	28,774	—	—
Dividends declared	—	—	—	(2,103)	—	—
Award of non-vested shares	9,633	1	(1)	—	—	—
Stock-based compensation	—	—	1,052	—	—	—
Restricted stock forfeitures	(621)	—	75	—	—	(75)
Currency translation adjustment	—	—	—	—	742	—
Change in pension plans, net of tax of $41		—	—	—	123	—
BALANCE AT JULY 2, 2021	10,127,200	$509	$81,309	$366,582	$6,714	$(2,790)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	July 1, 2022	July 2, 2021
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Net income	$34,838	$76,455
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation	10,239	9,660
Amortization of intangible assets	195	355
Amortization of deferred financing costs	26	20
Stock based compensation	3,146	2,571
Loss on disposal of productive assets	90	44
Deferred income taxes	6	(860)
Change in operating assets and liabilities:
Accounts receivable, net	(32,590)	(26,789)
Inventories, net	(85,671)	(32,905)
Accounts payable and accrued liabilities	(18,381)	28,844
Other current assets	3,360	(659)
Other non-current assets	104	(149)
Other long-term liabilities	(2,300)	1,700
Other, net	525	(676)
	(86,413)	57,611
CASH USED FOR INVESTING ACTIVITIES
Proceeds from sale of productive assets	12	13
Capital expenditures	(25,162)	(15,481)
	(25,150)	(15,468)
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	332	—
Dividends paid	(9,037)	(6,297)
Purchases of treasury stock	(509)	(495)
	(9,214)	(6,792)
Effect of foreign currency rate changes on cash	(2,104)	1,228
(Decrease) Increase in cash and cash equivalents	(122,881)	36,579
CASH AND CASH EQUIVALENTS
Beginning of period	240,448	212,437
End of period	$117,567	$249,016

Supplemental Disclosure:
Non-cash treasury stock activity	$(9)	$75
Non-cash dividends	12	7
Cash paid for taxes	16,386	18,828
Cash paid for interest	86	86

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of July 1, 2022 and July 2, 2021, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2021 which was filed with the Securities and Exchange Commission on December 10, 2021.

Due to seasonal variations and other factors, some of which are described herein, including related to the ongoing coronavirus (COVID-19) outbreak and resulting pandemic and the continued disruption to the global supply chain and logistics infrastructure, the results of operations for the three and nine months ended July 1, 2022 are not necessarily indicative of the results to be expected for the Company’s full 2022 fiscal year.  See "Coronavirus (COVID-19)" below and “Seasonality” and "Coronavirus (COVID-19)" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

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

While government mandates eased in the latter half of fiscal 2020, these mandates continued to emphasize social distancing measures to the general public. As a result, because we sell products that are used in a safe and socially distant manner in the great outdoors, the COVID-19 pandemic has had an overall favorable effect on our sales levels and the demand for our products starting at the end of our fiscal 2020 and continuing into fiscal 2022. Nonetheless, the continued evolution of the pandemic has resulted in disruptions to the global supply chain and the logistics infrastructure (including with respect to the sourcing, timing, availability and cost of raw materials and components that are necessary to manufacture our products). The lingering impact of these disruptions is not fully known as they, along with certain inflationary pressures in the economy, have resulted in increased costs associated with building certain items of our inventory, and may result in future economic slowdowns and ultimately lower demand for discretionary goods like our outdoor recreational products. Furthermore, the continued impact of the pandemic on the global supply chain (including with respect to impacting the sourcing, timing, availability and cost of raw materials and components that are necessary to manufacture our products) is beyond our control and remains highly uncertain and cannot be predicted at his time.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $1,208, $2,494 and $1,446 as of July 1, 2022, October 1, 2021 and July 2, 2021, respectively. The increase in net accounts receivable to $103,244 as of July 1, 2022 from $71,321 as of October 1, 2021 is attributable to the seasonal nature of the Company’s business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each

Index	JOHNSON OUTDOORS INC.
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

For the three and nine month periods ended July 1, 2022 and July 2, 2021, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and nine month periods ended July 1, 2022 and July 2, 2021, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 38,353 and 40,743 for the Third months ended July 1, 2022 and July 2, 2021, respectively, and 38,477 and 40,471 for the nine months ended July 1, 2022 and July 2, 2021, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 37,152 and 20,277 for the Third month periods ended July 1, 2022 and July 2, 2021, respectively, and 35,413 and 27,411 for the nine month periods ended July 1, 2022 and July 2, 2021, respectively.

Dividends per share

Dividends per share for the three and nine month periods ended July 1, 2022 and July 2, 2021 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Nine months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Dividends declared per common share:
Class A	$0.30	$0.21	$0.90	$0.63
Class B	$0.27	$0.19	$0.82	$0.57

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 466,598 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at July 1, 2022. Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the nine months ended July 1, 2022 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 1, 2021	37,591	$80.86
Non-vested stock grants	14,958	90.58
Restricted stock vested	(11,326)	95.33
Forfeitures	(2,040)	73.52
Non-vested stock at July 1, 2022	39,183	80.76

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 1,778 and 2,341 during the nine month periods ended July 1, 2022 and July 2, 2021, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $335 and $286 for the three month periods ended July 1, 2022 and July 2, 2021, respectively, and $896 and $862 for the nine month periods ended July 1, 2022 and July 2, 2021, respectively. Unrecognized compensation cost related to non-vested stock as of July 1, 2022 was $1,737, which amount will be amortized to expense through February 2026 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended July 1, 2022 and July 2, 2021 was $1,002 and $1,950, respectively.

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

A summary of RSU activity for the nine months ended July 1, 2022 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 1, 2021	69,768	$73.60
RSUs granted	19,758	101.22
RSUs vested	(22,192)	71.42
RSU's forfeited	(1,340)	74.62
RSUs at July 1, 2022	65,994	82.58

Stock compensation expense, net of forfeitures, related to RSUs was $636 and $735 for the three month periods ended July 1, 2022 and July 2, 2021, respectively, and $1,961 and $1,678 for the nine month periods ended July 1, 2022 and July 2, 2021, respectively. Unrecognized compensation cost related to non-vested RSUs as of July 1, 2022 was $2,746, which amount will be amortized to expense through September 2024 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 3,311 and 3,320 during the nine month periods ended July 1, 2022 and July 2, 2021, respectively.

The fair value of restricted stock units recognized as a tax deduction during the nine month periods ended July 1, 2022 and July 2, 2021 was $3,240 and $3,353, respectively.

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

During the Third month period ended July 1, 2022, the Company issued 5,112 shares of Class A common stock and recognized $90 of expense in connection with the Employees' Stock Purchase Plan. During the nine month period ended July 1, 2022, the Company issued 5,112 shares of Class A common stock and recognized $289 of expense in connection with the Employees' Stock Purchase Plan. During the Third month period ended July 2, 2021, the Company issued 0 shares of Class A common stock and recognized $31 of expense in connection with the Plan. During the nine month period ended July 2, 2021, the Company issued 0 shares of Class A common stock and recognized $31 of expense in connection with the Plan.

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

The Company made contributions of $25 and $42 to its pension plans for the three months ended July 1, 2022 and July 2, 2021, respectively, and contributions of $74 and $130 for the nine months ended July 1, 2022 and July 2, 2021, respectively.

The components of net periodic benefit cost related to Company sponsored defined benefit plans for the three and nine month periods ended July 1, 2022 and July 2, 2021 were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest on projected benefit obligation	(1)	163	13	629
Less estimated return on plan assets	—	6	—	327
Amortization of unrecognized losses	(9)	163	34	432
Net periodic benefit cost	$(10)	$320	$47	$734

6    INCOME TAXES

For the three and nine months ended July 1, 2022 and July 2, 2021, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Profit before income taxes	$19,244	$39,074	$47,043	$102,395
Income tax expense	5,162	10,300	12,205	25,940
Effective income tax rate	26.8%	26.4%	25.9%	25.3%

The effective tax rates for the three and nine months ended July 1, 2022 and the prior year periods were relatively consistent with no primary factors materially impacting the rate.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended July 1, 2022 and July 2, 2021 were:

Index	JOHNSON OUTDOORS INC.

July 1, 2022	July 2, 2021
France	France
Indonesia	Indonesia
Switzerland	Switzerland

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

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	July 1, 2022	October 1, 2021	July 2, 2021
Raw materials	$175,261	$110,974	$82,648
Work in process	258	116	87
Finished goods	75,437	55,525	48,007
	$250,956	$166,615	$130,742

8    GOODWILL

The changes in goodwill during the nine months ended July 1, 2022 and July 2, 2021 were as follows:

	July 1, 2022	July 2, 2021
Balance at beginning of period	$11,221	$11,184
Amount attributable to movements in foreign currency rates	(12)	58
Balance at end of period	$11,209	$11,242

Index	JOHNSON OUTDOORS INC.
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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the nine months ended July 1, 2022 and July 2, 2021.

	July 1, 2022	July 2, 2021
Balance at beginning of period	$14,073	$10,849
Expense accruals for warranties issued during the period	3,007	9,776
Less current period warranty claims paid	6,217	6,852
Balance at end of period	$10,863	$13,773

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

11    INDEBTEDNESS

The Company had no debt outstanding at July 1, 2022, October 1, 2021, or July 2, 2021.

Revolvers
The Company and certain of its subsidiaries have entered into an unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility consists of a $75 million Revolving Credit Facility among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (as amended, the “Credit Agreement” or “Revolver”). The Revolver provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to increase the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders. On July 15, 2021, the Company entered into a First Amendment to this credit facility that extended its expiration date from November 15, 2022, to July 15, 2026. Other key provisions of the credit facility remained as outlined herein and the description herein is qualified in its entirety by the terms and conditions of the original Debt Agreement (a copy of which was filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017) and the Amendment, (a copy of which was filed as Exhibit 10.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021).

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both July 1, 2022 and July 2, 2021 were approximately 2.8% and 1.1%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

Index	JOHNSON OUTDOORS INC.
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of July 1, 2022 or July 2, 2021.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $173 and $181 as of July 1, 2022 and July 2, 2021, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the nine month period ended July 1, 2022 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros, approximately 7% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of July 1, 2022 and July 2, 2021, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at July 1, 2022, October 1, 2021 and July 2, 2021 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of July 1, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$24,238	$—	$—	$24,238

The following table summarizes the Company’s financial assets measured at fair value as of October 1, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,851	$—	$—	$27,851

The following table summarizes the Company’s financial assets measured at fair value as of July 2, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,879	$—	$—	$27,879

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended July 1, 2022 and July 2, 2021 was:

		Three Months Ended		Nine months ended
	Location of expense (income) recognized in Statement of Operations	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Rabbi trust assets	Other expense (income), net	$3,851	$(1,351)	$4,900	$(5,151)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the nine month periods ended July 1, 2022 or July 2, 2021.

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

Index	JOHNSON OUTDOORS INC.
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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At July 1, 2022, the right to returns asset was $765 and the accrued returns liability was $2,226. At July 2, 2021, the right to returns asset was $1,105 and the accrued returns liability was $3,043. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

Index	JOHNSON OUTDOORS INC.
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

16    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and nine month periods ended July 1, 2022, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $20,607 and $69,528, respectively, of the Company's consolidated revenues. During the three and nine month periods ended July 2, 2021, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $25,138 and $88,649, respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021	October 1, 2021
Net sales:
Fishing:
Unaffiliated customers	$136,026	$155,098	$373,341	$441,727
Interunit transfers	539	250	903	636
Camping:
Unaffiliated customers	23,468	17,744	56,741	44,160
Interunit transfers	11	13	39	35
Watercraft Recreation:
Unaffiliated customers	21,821	19,783	59,427	49,948
Interunit transfers	51	90	54	146
Diving
Unaffiliated customers	22,197	20,678	56,879	48,973
Interunit transfers	4	2	7	8
Other / Corporate	307	265	578	583
Eliminations	(605)	(355)	(1,003)	(825)
Total	$203,819	$213,568	$546,966	$585,391
Operating profit (loss):
Fishing	$16,553	$39,390	$44,166	$107,553
Camping	4,998	4,305	12,867	10,075
Watercraft Recreation	2,893	3,446	7,588	7,329
Diving	2,412	1,978	4,074	384
Other / Corporate	(3,057)	(11,020)	(15,707)	(27,649)
	$23,799	$38,099	$52,988	$97,692
Total assets (end of period):
Fishing			$379,135	$264,364	$285,321
Camping			60,562	48,352	54,276
Watercraft Recreation			43,508	29,519	27,530
Diving			74,969	67,927	67,069
Other / Corporate			117,668	249,233	240,091
	$—	$—	$675,842	$659,395	$674,287
1

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the Third months ended July 1, 2022 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2022	$7,351	$(188)	$7,163
Other comprehensive loss before reclassifications	(2,770)	—	(2,770)
Amounts reclassified from accumulated other comprehensive income	—	(9)	(9)
Tax effects	—	2	2
Balance at July 1, 2022	$4,581	$(195)	$4,386

The changes in AOCI by component, net of tax, for the Third months ended July 2, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at April 2, 2021	$8,253	$(2,404)	$5,849
Other comprehensive income before reclassifications	742	—	742
Amounts reclassified from accumulated other comprehensive income	—	164	164
Tax effects	—	(41)	(41)
Balance at July 2, 2021	$8,995	$(2,281)	$6,714
The changes in AOCI by component, net of tax, for the nine months ended July 1, 2022 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 1, 2021	$7,606	$(220)	$7,386
Other comprehensive loss before reclassifications	(3,025)	—	(3,025)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Tax effects	—	(9)	(9)
Balance at July 1, 2022	$4,581	$(195)	$4,386
The changes in AOCI by component, net of tax, for the nine months ended July 2, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2020	$7,323	$(2,606)	$4,717
Other comprehensive income before reclassifications	1,672	—	1,672
Amounts reclassified from accumulated other comprehensive income	—	433	433
Tax effects	—	(108)	(108)
Balance at July 2, 2021	$8,995	$(2,281)	$6,714

    The reclassifications out of AOCI for the Third and nine months ended July 1, 2022 and July 2, 2021 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$(9)	$164	$34	$433	Other income and expense
Tax effects	2	(41)	(9)	(108)	Income tax expense
Total reclassifications for the period	$(7)	$123	$25	$325

18    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of July 1, 2022, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 17 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended July 1, 2022 and July 2, 2021 were as follows:

	Three months ended		Nine months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Lease Cost
Operating lease costs	$2,212	$2,107	$6,430	$6,184
Short-term lease costs	542	403	1,501	1,206
Variable lease costs	43	46	131	138
Total lease cost	$2,797	$2,556	$8,062	$7,528

Included in the amounts in the table above were rent expense to related parties of $314 and $895 for the three and nine months ended July 1, 2022, respectively, and $262 and $778 for the three and nine months ended July 2, 2021, respectively.

As of July 1, 2022, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended July 1, 2022. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

Index	JOHNSON OUTDOORS INC.

	Nine months ended
	July 1, 2022	July 2, 2021
Operating leases:

Operating lease ROU assets	$50,284	$43,741

Current operating lease liabilities	6,348	5,281
Non-current operating lease liabilities	45,111	39,382
Total operating lease liabilities	$51,459	$44,663

Weighted average remaining lease term (in years)	12.10	13.24

Weighted average discount rate	3.11%	3.15%

Cash paid for amounts included in the measurement of lease liabilities	$5,674	$5,680

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at July 1, 2022 were as follows:

Year	Related parties included in total	Total
Remainder of 2022	$301	$2,145
2023	1,233	8,158
2024	1,270	7,255
2025	1,308	6,581
2026	1,348	4,942
Thereafter	226	33,955
Total undiscounted lease payments	5,686	63,036
Less: Imputed interest	(195)	(11,577)
Total net lease liability	$5,491	$51,459

During the second quarter of fiscal 2021, the Company amended its agreement with the landlord on an existing leased facility. During the third quarter of fiscal 2022, the Company took occupancy of part of the space, and began making pro-rated payments under the amended agreement, which are included in the amounts above. The Company expects to occupy the remaining space in the fourth quarter of fiscal 2022, and total estimated rental payments, not included in the amounts above, will be approximately $8 million over the course of the lease as amended, through June 2039. As of July 1, 2022, the Company did not have any other additional significant operating lease commitments that have not yet commenced.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended July 1, 2022 and July 2, 2021. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•Forward Looking Statements
•Trademarks
•Overview
•Results of Operations
•Liquidity and Financial Condition

Index	JOHNSON OUTDOORS INC.
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

Coronavirus (COVID-19)

Index	JOHNSON OUTDOORS INC.
The COVID-19 pandemic drove consumer desire to engage in socially distant and safe activities outdoors. As a result, increased participation in fishing, camping, watercraft recreation also increased demand for our products across Company segments beginning in fiscal 2020, and continuing into the first three quarters of fiscal 2022. As global travel restrictions also eased, we experienced increased participation and resulting increased product demand in the Diving segment beginning in fiscal 2021 and continuing into the first three quarters of fiscal 2022.

In addition to this increase in demand for Company products, COVID-19 and the resulting macroeconomic dynamics have also caused widely-documented supply chain and logistics disruptions across industries. Specifically, the adverse supply chain and logistics constraints and disruptions have impacted the timing, sourcing, availability and cost of certain raw materials and components that are necessary to manufacture our outdoor recreation products, especially in our fishing segment due to the electronic components used in those products. Because certain electronic components that are necessary for manufacturing our higher volume products in that segment have been the most impacted by the supply chain and logistics disruptions, there has been limited availability of those materials and components, as well as increased pricing on such components. The Company has attempted to mitigate these disruptions by purchasing significantly higher levels of certain raw material and component inventory as they have been available, in many cases at higher price points than what was historically paid, to enable the Company to complete finished product orders as soon as the missing raw material and component inventory items become available. Nonetheless, continuing shortages have impacted the fishing segment’s ability to complete products for shipping, which has ultimately resulted in decreased sales volumes in the fishing segment over the same periods in the prior year, despite continued strong demand for the products, as evidenced by outstanding orders.

Additionally, the Company’s buying actions have subsequently resulted in decreased margins and the Company carrying significantly higher levels of inventory for a number of its materials, components and products at the end of each of the first three fiscal quarters of 2022. Though the Company continues to believe the inventory that it has built and which exists on its balance sheet is useable and saleable in the ordinary course of business, it continues to monitor the current reserve balances for obsolete and excess inventory. However, any changes in consumer demand for the Company's outdoor recreation products, changes in economic conditions, or changes in customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required reserve balances in the future.

Because the Company expects that these same supply chain and logistics disruptions will continue through the end of fiscal 2022, the Company remains focused on evaluating and pursuing additional options (beyond building inventory) to meet the continued strong demand for its products. Nonetheless, these supply chain and logistics disruptions remain fluid and will likely adversely impact the cost of goods sold for future sales of product for the remainder of fiscal 2022 and/or adversely impact the Company’s ability to fill all demand for its products, especially given the volatility and changing circumstances brought on by the COVID-19 pandemic and its impact on the global supply chain and logistics infrastructure.

Highlights

Net sales of $203,819 for the third quarter of fiscal 2022 decreased $9,749, or 5%, from the same period in the prior year. While consumer and customer demand for the Company's products remains solid as evidenced by outstanding order volumes, sales volumes have been negatively impacted by product availability and supply chain disruptions, particularly in Fishing, the Company's largest segment, as described above. This sales volume decrease and the lower gross margins resulting from higher costs of sales were the primary drivers of the $14,300 decrease in operating profit over the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The third fiscal quarter traditionally falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years. Due to the timing of the COVID-19 outbreak, the Company's traditional seasonal sales pacing, where our heaviest sales volumes typically occurred during our second and third fiscal quarters, shifted during fiscal 2020. See “Coronavirus (COVID-19)” above for additional information regarding the impact of COVID-19.

Index	JOHNSON OUTDOORS INC.

	Fiscal Year
	2021		2020		2019
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	22%	22%	22%	10%	19%	9%
March	27%	32%	27%	45%	32%	43%
June	29%	34%	23%	17%	31%	43%
September	22%	12%	28%	28%	18%	5%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net sales:
Fishing	$136,565	$155,348	$374,244	$442,363
Camping	23,479	17,757	56,780	44,195
Watercraft Recreation	21,872	19,873	59,481	50,094
Diving	22,201	20,680	56,886	48,981
Other / Eliminations	(298)	(90)	(425)	(242)
Total	$203,819	$213,568	$546,966	$585,391
Operating profit (loss):
Fishing	$16,553	$39,390	$44,166	$107,553
Camping	4,998	4,305	12,867	10,075
Watercraft Recreation	2,893	3,446	7,588	7,329
Diving	2,412	1,978	4,074	384
Other / Eliminations	(3,057)	(11,020)	(15,707)	(27,649)
Total	$23,799	$38,099	$52,988	$97,692

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the Third months ended July 1, 2022 were $203,819, a decrease of $9,749, or 5%, compared to $213,568 for the Third months ended July 2, 2021. Foreign currency translation had an unfavorable impact of less than 1% on current year third quarter net sales compared to the prior year's third quarter net sales.

Net sales for the Third months ended July 1, 2022 for the Fishing business were $136,565, a decrease of $18,783, or 12%, from $155,348 during the third fiscal quarter of the prior year. While customer and consumer demand remains solid, the decrease in Fishing sales was driven by significant supply chain disruptions and the resulting unavailability of certain necessary components (especially as it relates to electronic components) experienced in the current year quarter, which impacted the ability to complete product build and fill customer orders. Specifically, due to the technical and electronic nature of the product categories, the fishing segment has been the most susceptible to the previously discussed supply chain issues, as discussed in “Coronavirus (COVID-19)” above.

Net sales for the Camping business were $23,479 for the third quarter of the current fiscal year, an increase of $5,722, or 32%, from the prior year net sales during the same period of $17,757 due to increased sales of Jetboil and Eureka! consumer camping products. These higher levels of sales over the prior year period were due to continued strong participation in outdoor recreation activities.

Index	JOHNSON OUTDOORS INC.

Net sales for the third quarter of fiscal 2022 for the Watercraft Recreation business were $21,872, an increase of $1,999, or 10%, compared to $19,873 in the prior year same period. Continued strong demand for the segment's Sportsman line and successful pedal product offerings drove the increase over the prior year quarter.

Net sales for Diving, our most global business, for the third quarter of fiscal 2022 were $22,201, an increase of $1,521 or 7% versus $20,680 for the Third months ended July 2, 2021. As several regions around the world have re-opened, sales volumes have increased along with the increase in tourism, partially offset by an unfavorable foreign currency translation impact on sales in this segment of approximately 5% versus the prior year quarter.

For the nine months ended July 1, 2022, consolidated net sales of $546,966 decreased $38,425 or 7% compared to $585,391 for the nine months ended July 2, 2021. Foreign currency translation had an unfavorable impact of less than 1% on net sales of the current year to date period versus the prior year to date period.

Net sales for the nine months ended July 1, 2022 for the Fishing business were $374,244, a decrease of $68,119, or 15% from $442,363 during the same period of the prior year. The decrease over the prior year to date period was driven mainly by the previously discussed logistics and supply chain disruptions which adversely impacted our ability to satisfy customer demand for product orders.

Net sales for the Camping business were $56,780 for the nine months ended July 1, 2022, an increase of $12,585, or 28%, from the prior year net sales during the same period of $44,195. Increased sales of Jetboil and Eureka! consumer camping products as a result of increased participation in outdoor recreation activities were the primary driver of the increase.

Net sales for the nine months ended July 1, 2022 for the Watercraft Recreation business were $59,481, an increase of $9,387, or 19%, compared to $50,094 in the prior year same period. Increased demand as a result of increased participation in watercraft recreation drove the overall increase over the prior year to date period.

Diving net sales were $56,886 for the nine months ended July 1, 2022 versus $48,981 for the nine months ended July 2, 2021, an increase of $7,905, or 16%. The sales increase between periods was largely due to increased demand for our products as the global tourism industry has started to recover following the removal of many travel restrictions imposed in the prior year as a result of the COVID-19 pandemic. The impact of increased sales volumes was offset in part by the unfavorable effect of foreign currency translation of approximately 4% versus the prior year to date period.

Cost of Sales

Despite the decrease in sales between quarters noted above, cost of sales for the Third months ended July 1, 2022 of $130,310 increased $14,253 compared to $116,057 for the Third months ended July 2, 2021.  The increase year over year was driven primarily by significant increases in materials costs. The Company continues to manage disruptions in its supply chain to ensure the availability of necessary components, parts and other raw materials, in some cases at significantly higher price points than what was historically paid, to try to meet sales demand for our products across our segments.

For the nine months ended July 1, 2022, cost of sales was $344,241 compared to $319,596 in the same period of the prior year. The increase year over year was primarily driven by increased material and inbound freight costs in the current year versus the prior year.

Gross Profit Margin

For the Third months ended July 1, 2022, gross profit as a percentage of net sales was 36.1% compared to 45.7% in the Third month period ended July 2, 2021. While the Company has implemented price increases across product lines, these actions were not enough to offset the negative gross profit impact of raw material and component cost increases noted above as well as reduced overhead absorption.

For the nine months ended July 1, 2022, gross profit as a percentage of net sales was 37.1% compared to 45.4% in the prior nine month period. As noted above, the Company has implemented price increases across product lines, but they have not outweighed the negative gross profit impact of cost increases and reduced overhead absorption noted above.

Operating Expenses

Operating expenses were $49,710 for the Third months ended July 1, 2022, compared to $59,412 for the Third months ended July 2, 2021.  The decrease of $9,702 was primarily due to the impact of lower sales volume-driven expenses, as well as lower variable and deferred compensation expense, between quarters. Unfavorable market conditions on the Company's deferred

Index	JOHNSON OUTDOORS INC.
compensation plan assets resulted in approximately $5,300 of lower deferred compensation expense in the current year quarter as compared to the prior year quarter, which was entirely offset by a loss in Other Expense (Income), net related to marking these deferred compensation plan assets to market.

Operating expenses were $149,737 for the nine months ended April 2, 2021, compared to $168,103 for the nine months ended July 2, 2021. The decrease of $18,366 was primarily due to the impact of lower sales volume-driven expenses, as well as lower variable and deferred compensation expense, between periods. Unfavorable market conditions on the Company's deferred compensation plan assets resulted in approximately $10,000 of lower deferred compensation expense in the current year to date period as compared to the prior year to date period, which was entirely offset by a loss in Other Expense (Income), net related to marking these deferred compensation plan assets to market.

Operating Profit

Operating profit on a consolidated basis for the Third month period ended July 1, 2022 was $23,799, compared to an operating profit of $38,099 in the third quarter of the prior fiscal year.   Lower sales volumes and reduced gross margins as discussed above were the primary drivers of the decrease in operating profit between quarters.

Operating profit on a consolidated basis for the nine months ended July 1, 2022 was $52,988, compared to an operating profit of $97,692 in the prior year to date period. The decrease year over year was driven primarily by lower sales volumes and reduced gross margins as discussed above.

Interest

Interest expense was $30 and $35 for the Third months ended July 1, 2022 and July 2, 2021, respectively. Interest expense was $117 for the nine months ended July 1, 2022 compared to $102 for the nine months ended July 2, 2021.

Interest income for the Third month periods ended July 1, 2022 and July 2, 2021 was $144 and $76, respectively. Interest income was $339 for the nine months ended July 1, 2022 compared to $238 for the nine months ended July 2, 2021.

Other Expense (Income), net

Other expense was $4,669 for the Third months ended July 1, 2022 compared to other income of $934 in the prior year period.  Net investment losses on the assets related to the Company’s non-qualified deferred compensation plan were $3,741 in the Third month period ended July 1, 2022 compared to net investment gains and earnings of $1,550 in the Third month period ended July 2, 2021. The change year over year in the investment value of these assets was offset by the decrease in deferred compensation expense included in the Company's Operating expenses during the same periods. For the Third months ended July 1, 2022, foreign currency exchange losses were $807 compared to $220 for the Third months ended July 2, 2021.

For the nine months ended July 1, 2022, other expense was $6,167 compared to other income of $4,567 in the nine months ended July 2, 2021. Net investment losses on the assets related to the Company’s non-qualified deferred compensation plan in the nine months ended July 1, 2022 were $4,443, compared to net investment gains and earnings of $5,554 in the nine months ended July 2, 2021. Foreign currency exchange losses were $1,320 for the nine months ended July 1, 2022, compared to $99 for the nine months ended July 2, 2021.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and nine month periods ended July 1, 2022 were 26.8% and 25.9%, respectively, compared to 26.4% and 25.3% in the corresponding periods of the prior year.

Net Income

Net income for the three months ended July 1, 2022 was $14,082, or $1.38 per diluted common class A and B share, compared to net income of $28,774, or $2.83 per diluted common class A and B share, for the third quarter of the prior fiscal year.

Net income for the nine months ended July 1, 2022 was $34,838, or $3.42 per diluted common class A and B share, compared to net income of $76,455, or $7.53 per diluted common class A and B share, for the nine months ended July 2, 2021.

Liquidity and Financial Condition

Index	JOHNSON OUTDOORS INC.

Cash and cash equivalents totaled $117,567 as of July 1, 2022, compared to cash and cash equivalents of $249,016 as of July 2, 2021.  The decrease in cash year over year was due primarily to the Company's decision to build and procure numerous categories of inventory (in some cases at significantly higher prices than was historically paid) in an attempt to mitigate against potential shortages during this fiscal year. The Company’s debt to total capitalization ratio was 0% as of July 1, 2022 and July 2, 2021.  The Company’s total debt balance was $0 as of each of July 1, 2022 and July 2, 2021.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $103,244 as of July 1, 2022, an increase of $8,494 compared to $94,750 as of July 2, 2021.  The increase is consistent with increased sales volumes in three of the operating segments year over year. Receivables balances in the Fishing segment remained consistent with the prior year. Inventories were $250,956 as of July 1, 2022, an increase of $120,214, compared to $130,742 as of July 2, 2021. As noted above, the increase in our inventory balances over the prior year period is primarily due to increased raw material and other component purchases, in many instances at higher costs, in an effort to meet increased demand for products in the current year period. Accounts payable were $50,780 at July 1, 2022 compared to $54,991 as of July 2, 2021.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended
(thousands)	July 1, 2022	July 2, 2021
Cash (used for) provided by:
Operating activities	$(86,413)	$57,611
Investing activities	(25,150)	(15,468)
Financing activities	(9,214)	(6,792)
Effect of foreign currency rate changes on cash	(2,104)	1,228
(Decrease) increase in cash and cash equivalents	$(122,881)	$36,579

Operating Activities

Cash used for operations totaled $86,413 for the nine months ended July 1, 2022 compared to cash provided by operations of $57,611 during the corresponding period of the prior fiscal year.  The increase in cash used for operations over the prior year nine month period was due primarily to the Company's decision to build and procure certain raw material and component inventory in its attempt to mitigate against shortages in meeting product demand. Lower net income in the current year to date period also contributed to the change between periods. Depreciation and amortization charges were $10,434 for the nine month period ended July 1, 2022 compared to $10,015 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $25,150 for the nine months ended July 1, 2022 compared to $15,468 for the corresponding period of the prior fiscal year.  Cash usage for capital expenditures totaled $25,162 for the current year nine month period and $15,481 for the prior year period.  The increase in capital expenditures in the current year period is primarily related to the expansion of Fishing facilities to accommodate additional production. Any additional capital expenditures in fiscal 2022 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $9,214 for the nine months ended July 1, 2022 compared to $6,792 for the nine month period ended July 2, 2021 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either quarter ended July 1, 2022 and July 2, 2021. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of July 1, 2022 the Company held approximately $52,208 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

Index	JOHNSON OUTDOORS INC.

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended July 1, 2022.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $173 and $181 as of July 1, 2022 and July 2, 2021, respectively.

The Company anticipates making contributions of $22 to its defined benefit pension plan during the remainder of fiscal 2022.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 1, 2021 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 10, 2021. There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended July 1, 2022.

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

Coronavirus outbreak

As disclosed in our prior filings with the Securities and Exchange Commission and elsewhere herein, in December 2019, a new strain of coronavirus ("COVID-19") began to spread globally, leaving no region or part of the world unaffected by the pandemic it has created. Governments and health authorities have been taking, and continue to take, measures to prevent the spread of this virus, and have approved the use of vaccines to help curb the spread of this virus, but it is presently unknown to what extent the vaccines and these other actions will be successful or the potential timing of completion of these measures and their outcome and any resulting impact on the Company's business in the future, including related to demand for the Company's products and any continued disruption in the supply of (or the costs associated with) components and raw materials needed for the Company to produce products to meet sales demand. If COVID-19 is not contained, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company (at the quantities and pricing demanded by the Company), the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if a significant number of its employees at a particular facility or location were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could all be adversely impacted. The continued financial impact of the coronavirus pandemic on the Company (including with respect to the continued heightened demand for the Company’s outdoor recreation products and any continued disruption in its supply chain and global logistics infrastructure) will depend on future developments and cannot be reasonably predicted or estimated at this time, but could materially and adversely affect its results for an unknown but possibly extended period. See the section "Risk Factors" identified in Part I, Item 1A in our Form 10-K filed with the Securities and Exchange Commission on December 10, 2021 for more information.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 13% of the Company’s revenues for the nine month period ended July 1, 2022 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros, approximately 7% in Canadian dollars and approximately 1% in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.  The Company may

Index	JOHNSON OUTDOORS INC.
mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of July 1, 2022 and July 2, 2021, the Company held no foreign currency forward contracts.

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

Supply Chain Sourcing Risk

As described elsewhere herein, the COVID-19 pandemic has disrupted the normal seasonal selling patterns for the Company’s warm-weather outdoor recreation products. As stay at home restrictions were lifted, the Company has seen an increase in demand for its products that has continued into fiscal 2022. This higher than normal level of demand has (along with demand for certain raw materials and components used in our products from third parties in other industries unrelated to our products) placed strain on the Company’s supply chain and the global logistics infrastructure, which has resulted in, and may continue to result in, limited availability of key raw materials and components that may ultimately result in delays in completing inventory builds, fulfilling orders and/or higher purchase prices (including increased expediting costs) to get the raw material and other components needed for the Company to fulfill orders and meet demand. The Company is monitoring this risk and planning for alternative sources of supply of critical components where feasible.

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
Signatures Dated: August 5, 2022
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2022 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.