Form 10-K
period 2022-09-30
JOHNSON OUTDOORS INC
filed 2022-12-09
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

As of November 25, 2022, 8,985,510 shares of Class A and 1,207,798 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $420,000,000 on April 1, 2022 (the last business day of the registrant’s most recently completed fiscal second quarter) based on approximately 5,301,000 shares of Class A common stock held by non-affiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $79.26 per share, the closing price of the Class A common stock as reported on the NASDAQ Global Select MarketSM on April 1, 2022 (the last trading day of the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family, as defined herein) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from political instability (and its impact on the economies in jurisdictions where the Company has operations), changes in US trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic, which has affected, and may continue to affect, market and economic conditions, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company's customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, necessary to manufacture and produce the Company's products, including related to shortages in procuring necessary raw materials and components to manufacture and produce such products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Fishing

The Company’s Fishing segment key brands are: Minn Kota electric motors for quiet trolling or primary propulsion, marine battery chargers and shallow water anchors; Humminbird sonar and GPS equipment for fish finding, navigation and marine cartography; and Cannon downriggers for controlled-depth fishing.

Minn Kota trolling motors and shallow water anchors and Cannon downriggers are designed and manufactured primarily at the Company's Mankato, Minnesota facility. Humminbird sonar and GPS equipment are designed and manufactured primarily in Eufaula, Alabama and Alpharetta, Georgia.

Fishing brands and related accessories are sold across the globe, with the majority of sales coming from North America through large outdoor specialty retailers, such as Bass Pro Shops and Cabela’s; large retail store chains; distributors that service independent marine, sporting goods and internet dealers; and original equipment manufacturers (OEM) of boat brands such as Tracker, Skeeter and Ranger.  The Company also sells direct to consumers via its Minn Kota, Humminbird and Cannon websites. Markets outside of North America are accessed through a network of independent international distributors. The Company markets its Fishing brands through several media channels, and is focused on innovation leadership, reliable technology, and quality products.

Camping

The Company’s Camping segment key brands are:  Eureka! consumer, commercial and military tents and accessories, camping furniture and stoves and other recreational camping products; and Jetboil portable outdoor cooking systems.

Eureka! consumer tents, camping stoves, and other recreational camping products are mid to high-price range products sold in the U.S. and Canada, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers and direct to consumer via the Eureka! brand website. The Company’s consumer camping products are produced by third party manufacturing sources in Asia.  Marketing of the brand is focused on building brand awareness and leadership in product features and innovation, primarily through digital marketing and social media.

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

Eureka! also designs and manufactures large, heavy-duty tents and lightweight backpacking tents primarily for the U.S. military at its Binghamton, New York location. Tents produced for military use include modular general purpose tents, rapid deployment shelters and various lightweight one and two person tents. The Company manufactures military tent accessories like fabric floors and insulated thermal liners and is also a subcontract manufacturer for other providers of military tents.

Jetboil portable outdoor cooking systems, single burner and two burner stoves, and accessories are sold in the U.S. and Canada, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers, and direct to consumer via the Jetboil brand website.  Markets outside of North America are accessed through a network of independent international distributors. Marketing of Jetboil systems is focused on building brand awareness and leadership in product features and innovation, primarily through digital marketing and social media. Jetboil products are designed at the Company’s operating locations in Manchester, New Hampshire and Old Town, Maine, and manufactured by third party sources in Asia.

Watercraft Recreation

The Company’s Watercraft Recreation segment designs and markets canoes and kayaks under the Ocean Kayaks and Old Town brand names for family recreation, touring and angling. These brands are manufactured at the Company’s facility in Old Town, Maine.

Watercraft Recreation accessory brands, including Carlisle branded paddles, are produced primarily by third party sources located in North America and Asia. The company's personal flotation devices are manufactured by third party sources located in Asia and are sold under the Old Town brand.

The Company’s kayaks, canoes and accessories are sold through multiple channels primarily in the U.S. and Canada with an emphasis on independent specialty dealers and outdoor specialty chain retailers. The Company also sells products direct to consumers via the Old Town and Ocean Kayak websites, and internet retailer sites.  The Company has a network of distributors who sell Company products outside of North America.

The Company’s Watercraft Recreation business competes in the mid to high-end of the product category by introducing product innovations, creating quality products and by focusing on the product-specific needs of each marketing channel. Marketing of brands is focused on building brand awareness and leadership in product features and innovation, primarily through digital marketing and social media.

Diving

The Company manufactures and markets underwater diving products for recreational divers, which it sells and distributes under the SCUBAPRO brand name.

The Company markets a complete line of underwater diving and snorkeling equipment, including regulators, buoyancy compensators, dive computers and gauges, wetsuits, masks, fins, snorkels and accessories. SCUBAPRO diving equipment is marketed to the premium recreational segment and high-performance technical diving market. Products are sold via select distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including regular maintenance, product repair, diving education and travel programs. The Company also sells diving gear direct to consumers via the SCUBAPRO website and to dive training centers, resorts and public safety units.

The Company manufactures regulators, dive computers, gauges, and instruments at its Italian and Indonesian facilities. The Company designs and develops buoyancy compensators, neoprene goods, diving and snorkeling soft goods, proprietary materials, and other components from third party contract manufacturers.

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

Research and Development

The Company commits significant resources to new product research and development in each of its business segments.  Fishing conducts its product research, design, engineering and software development activities at its locations in Mankato and Little Falls, Minnesota; Alpharetta, Georgia; Toronto, Canada; and Eufaula, Alabama.  Diving maintains research and development facilities in Zurich, Switzerland and Casarza Ligure, Italy.  Research and development activities for Watercraft Recreation are performed in Old Town, Maine and Racine, Wisconsin.  Product research, design and innovation for Camping products are conducted at the Company's Binghamton, New York, Racine, Wisconsin, Manchester, New Hampshire, and Old Town, Maine locations.

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

Fishing:  Minn Kota’s primary competitors in the electric trolling motors business are Motor Guide® and Lowrance™, owned by Brunswick Corporation, and Garmin™. Power-Pole is Minn Kota's main competitor in the shallow water anchor business. Competition in both businesses is focused on technological innovation, product quality and durability as well as product features and benefits for fishing.

Humminbird’s main competitors in the market for on-boat electronics are Garmin™, Lowrance™, and Raymarine®.  Competition in this business is primarily focused on the quality of sonar imaging and display, easy to use graphical interfaces as well as the integration of mapping and GPS technology.  Humminbird's competitors in marine cartography include Navionics®, owned by Garmin, and C-Map®, owned by Brunswick Corporation.  Competition in this business focuses primarily on quality of data and quantity of available charts for inland lakes and ocean shoreline.

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

Watercraft Recreation:  The Company primarily competes in this segment in the kayak and canoe product categories of the paddlesports market. The Company’s main competitors in this market are Hobie Cat®, Pelican International Inc., Wenonah Canoe, Jackson Kayak and Legacy Paddlesports™, each of which competes on the basis of their product’s design, performance, quality and price.

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

Employees and Human Capital Resources

At September 30, 2022, the Company had approximately 1,500 regular, full-time employees, of which approximately 1,200 were employed in the United States and approximately 300 were employed outside of the United States.  Approximately 55 or 4% were represented by a collective bargaining agreement, all of whom are located at our facilities in Batam, Indonesia. In recent years, we have not experienced any significant work slowdowns, stoppages, or other labor disruptions. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

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

Since the start of the COVID-19 pandemic, there have been significant widely-documented supply chain and logistics disruptions across industries, including those in which the Company operates. While the Company expects that these supply chain disruptions will continue into fiscal 2023, the Company remains focused on evaluating and pursuing additional options (beyond building inventory) to manage its supply chain and meet consumer demand for its products. Supply chain disruptions are dynamic and may impact the cost of goods sold for future sales of product or the Company’s ability to fill demand for its products, especially given the volatility and changing circumstances brought on by the COVID-19 pandemic and the resulting economic environment.

Seasonality

The Company’s products in each of its business segments are primarily warm-weather, outdoor recreation-related, which has historically resulted in seasonal variations in sales and profitability for the Company. This seasonal variability was traditionally due to customers’ increasing their inventories in the quarters ending March and June, which is the typical primary selling season for the Company’s outdoor recreation products, with lower inventory volumes during the quarters ending September and December.

Due to the timing of the COVID-19 outbreak, the Company’s primary-selling season during fiscal 2020 was interrupted resulting in a significant shift in sales volumes during the 2020 fiscal year toward the last fiscal quarter of that year versus the typical primary selling season which usually occurs during the second and third fiscal quarters, as noted above. During fiscal years 2021 and 2022, as described above under "Supply Chain and Sourcing of Materials," the Company was impacted by supply chain disruptions that impacted sales and operating profit towards the latter half of fiscal 2022. Accordingly, because of the ongoing supply chain disruption and the current macroeconomic conditions (including related to rising prices and inflationary conditions), the Company cannot predict at this time whether it will experience typical seasonality in demand for its products during fiscal 2023 and beyond.

Typically and prior to the impact of COVID-19 as noted above, the Company had mitigated the seasonality of its businesses somewhat by encouraging customers to purchase and take delivery of products more evenly through the year.  The following table shows, for the past three fiscal years, the total consolidated net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year. See “Coronavirus (COVID-19)” in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information of the impact of COVID-19 on the Company’s seasonality for fiscal 2021 and 2022.

	Fiscal Year
	2022		2021		2020
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	21%	22%	22%	22%	10%
March	26%	23%	27%	32%	27%	45%
June	27%	36%	29%	34%	23%	17%
September	26%	20%	22%	12%	28%	28%
	100%	100%	100%	100%	100%	100%

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

Our business depends on our ability to continue to conceive, design, manufacture and market new products and upon continued market acceptance of our product offering. As described elsewhere in this Report, product research and development is an important component of our success and our market strategy. Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or what new products will be successful. A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

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

We are subject to environmental, climate change, safety and human rights regulations and legislation.

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

We are also subject to various supranational, federal, state and local environmental, laws, ordinances, regulations and other legislation or requirements of governmental authorities as it relates to climate change. We believe we comply with such laws and regulations. We do not believe that any direct or indirect consequences of legislation related to climate change will have a material adverse effect on our operating costs, facilities, or products. However, evolving regulatory and legislative measures related to protecting against climate change could ultimately pose a risk to our business by influencing the buying patterns of our customers or increasing internal compliance costs.

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

Our operations are exposed to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of coronavirus disease (COVID-19). Outbreaks such as these have resulted, and can continue to result, in governments around the world implementing stringent or restrictive measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. Depending on the timing of these actions, and the scope of the economic activity they impact, we may experience negative impacts on our operations, supply chain, transportation networks, customers and employees and any of such events can impact or adjust the historic seasonality or buying patterns for our products. Further, any health pandemic (or any worsening thereof), including COVID-19 or a similar pandemic, may result in public health measures that may cause an economic downturn that adversely affects demand for our products, and negatively impacts our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers. The pandemic (or the continuing worsening of it) may also impact the buying patterns and demand for our products (either positively or negatively) by our customers including by generally limiting or discouraging various leisure and travel activities that may adversely impact consumer use of certain of our products.

As we have previously disclosed in our public filings with the Securities and Exchange Commission, during the latter half of fiscal 2020 and throughout fiscal 2021, we saw favorable impact of COVID-19 on our results due to increased participation in fishing, camping and watercraft recreation and related demand for our products, largely driven by consumer desire to engage in socially distant and safe activities in the great outdoors. It is not certain any previously experienced favorable impacts will continue or will recur in the future, especially as demand for outdoor recreation products moderate. Additionally, even where demand may be strong, we face the potential for supply chain constraints and disruptions (including as it relates to the timing, sourcing, availability and cost of raw materials and components) given the overall increased stress on global supply chains and the need to operate with appropriate safety measures in operating environments. The extent to which COVID-19 or another similar pandemic may continue to adversely or favorably impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak, the effectiveness of actions globally to contain or mitigate its effects, including government actions to stimulate the economy and prevent further downturns, and the impact of these events on the timing, sourcing, availability and cost of raw materials and components for production of our products. The current level of uncertainty over the economic and operational impacts of any pandemic (including COVID-19 or similar health pandemic) and the impact of such a pandemic on our supply chain requirements means the related financial impact cannot be reasonably estimated at this time.

Competition, consolidation and financial distress in our markets could reduce our net sales, profitability and cash flows.

We operate in highly competitive markets. We compete with several large domestic and foreign companies such as Brunswick, Garmin, and Aqua Lung, with private label products sold by many of our retail customers and with other producers of outdoor recreation products. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than us. In addition, due to limited barriers to entry in some of the product industries we engage in, we may face competition from new participants in our markets or from existing participants developing and introducing new products into our market segments. Further, we experience price competition for our products, and competition for shelf space at retailers, all of which may increase in the future. Consolidation of our retail markets could result in fewer but larger retail customers, which may further result in lower selling prices or reduced sales volumes of our products or greater competition for shelf space in these retail markets. Further, financial distress or bankruptcies in our retail markets could negatively impact our operating results and cash flows.  If we cannot compete in our product markets successfully in the future, our net sales, profitability and cash flows will likely decline.

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

As noted above, because a substantial majority of our net revenue is generated through discretionary spending by consumers for our outdoor recreation products, a downturn in the economy resulting from prolonged supply chain disruptions or labor shortages, a significant increase in inflation rates (including in connection with rising interest rates through government action to fight inflationary trends), or a reduction in consumer confidence in the U.S. economy may have a material adverse impact on our business, financial condition and results of operations, as consumers generally reduce their discretionary spending during such periods. Inflation rates have increased and may continue to rise or stay elevated for some time, all of which negatively impact consumer confidence and discretionary spending patterns. Additionally, inflationary trends and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, all of which could hinder our growth.

A limited number of our shareholders can exert significant influence over the Company.

As of September 30, 2022, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 75% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 99% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ or another stock exchange. We believe there are approximately 5,301,000 shares of our Class A common stock held by non-affiliates as of September 30, 2022. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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
•disputes concerning Johnson Outdoors' or its competitors' intellectual property or other proprietary rights;

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

The primary raw materials we use in manufacturing our products are metals, resins, electronic components, and packaging materials. These materials are generally available from a number of suppliers, but traditionally we have chosen to concentrate our sourcing with a limited number of vendors for each commodity or purchased component. Under normal circumstances, we believe our sources of raw materials are reliable and adequate for our needs. However, many materials and components continue to be subject to shortages and significant commodity pricing fluctuations due to deterioration of the global supply chain. The development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our financial results.

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

Deteriorating industry conditions can adversely affect our supply base.  Lower production levels at our major suppliers and volatility in certain raw material and energy costs may result in severe financial distress among many companies within our supply base, which may result in issues impacting the sourcing, timing, availability and cost of raw materials and components necessary to manufacture our products.  Financial distress within our supply base and/or our suppliers’ inability to obtain credit from lending institutions could lead to commercial disputes and possible supply chain interruptions to our business.  In addition, potential adverse industry conditions may require us to provide financial assistance or other measures to ensure uninterrupted production of key components or materials used in the production of our products which could have a material adverse effect on our existing and future revenues and net income. For example, our inventory levels have increased significantly in recent periods as we attempt to build inventory with the goal of mitigating and/or preparing for a continuing disruption of the supply chain, originally starting as a result of the COVID-19 pandemic, but continuing as a result of global economic conditions, including due to rising interest rates, inflationary pressures and the conflict in the Ukraine.

We are currently experiencing supply shortages and cost increases for certain components and raw materials that are crucial to our manufacturing process. Continued higher levels of consumer demand or growth in demand for our outdoor recreation products may exacerbate these pressures, and, therefore, depending upon the severity of, and any continuing adverse impact to, global economic conditions affecting the cost and availability of raw materials and components used in our products, these supply chain challenges described above may continue for the foreseeable future, and may continue to adversely impact our margins for some time. As noted above, we have chosen to take action to increase our inventories and purchase commitments in an attempt to ensure we have adequate inventory levels to meet customer expectations and demand for our products. Nonetheless not all necessary components to build inventory have been readily available at reasonable prices or at all.

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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 13% of our revenues for the year ended September 30, 2022 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros and approximately 6% were denominated in Canadian dollars with the remaining 3% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

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

Increased global cyber security vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cyber security failures resulting from human error and technological errors, pose a risk to our systems, products and data as well as potentially to our employees’, customers’ and suppliers’ data and systems that may ultimately impact us. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we remain potentially vulnerable to additional known or unknown threats. There is no assurance the impact from such threats will not be material to our financial results or reputation and it could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, production downtimes and operational disruptions, any of which may adversely affect our profitability or operating results.

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

As of September 30, 2022, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

Alpharetta, Georgia (Fishing)
Antibes, France (Diving)
Batam, Indonesia* (Diving)
Binghamton, New York* (Camping)
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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information with respect to this item is included in Notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global Select MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of September 30, 2022, the Company had 419 holders of record of its Class A common stock and 20 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended September 30, 2022, October 1, 2021 and October 2, 2020 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Stock prices:
High	$115.87	$113.21	$78.17	$95.60	$148.50	$78.84	$82.48	$154.09	$88.41	$73.32	$122.23	$95.54
Low	92.82	83.60	57.53	77.44	109.00	51.29	59.04	117.92	57.46	50.54	105.51	80.27

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

Quarterly dividends declared in the first three quarters of fiscal 2022 were $0.30 per share of Class A common stock, and $0.31 per share for the fourth fiscal quarter of 2022. Quarterly dividends declared per share of Class B common stock were $0.27 for the first three quarters of fiscal 2022, and $0.28 per share for the fourth fiscal quarter of 2022.  Total dividends declared in fiscal 2022 were $12,171.  Cash dividends paid in fiscal 2022 totaled $12,056 and dividends payable of $3,120 were included in current liabilities at September 30, 2022.

While the Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock, they review the Company’s dividend quarterly and may elect to increase, decrease or not pay a dividend at any time. The Company’s ability to pay dividends could be affected by future business performance (including as a result of the continued impact of supply chain disruption, inflation and macroeconomic dynamics on our operations and cash flows), liquidity, capital needs, alternative investment opportunities and compliance with debt covenants in its loan agreements.

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since September 29, 2017 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company’s peer group consists of Clarus Corporation, Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Marine Products Corporation, Malibu Boats Inc. and Nautilus, Inc.  The graph assumes $100 was invested on September 29, 2017 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index and the peer group index.

* $100 invested on September 29, 2017 in stock or index, including reinvestment of dividends.
Indices calculated on a mid-month basis.

	9/29/2017	9/28/2018	9/27/2019	10/2/2020	10/1/2021	9/30/2022
Johnson Outdoors Inc.	$100.0	$127.7	$81.1	$120.4	$154.4	$73.3
NASDAQ Composite	100.0	125.2	124.9	175.9	232.9	170.4
Russell 2000 Index	100.0	115.2	104.8	107.6	158.3	119.1
Peer Group	100.0	133.1	135.8	162.5	257.1	148.1

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

Coronavirus (COVID-19)

The COVID-19 pandemic drove consumer desire to engage in socially distant and safe activities outdoors. As a result, increased participation in Fishing, Camping and Watercraft Recreation also increased demand for our products across Company segments beginning in fiscal 2020 and continuing throughout fiscal 2022. As global travel restrictions also eased, we experienced increased participation and resulting increased product demand in the Diving segment beginning in fiscal 2021 and continuing through fiscal 2022.

In addition to this increase in demand for Company products, COVID-19 and the resulting macroeconomic dynamics have also caused widely-documented supply chain and logistics disruptions across industries. Specifically, the adverse supply chain and logistics constraints and disruptions have impacted the timing, sourcing, availability and cost of raw materials and components that are necessary to manufacture our outdoor recreation products, especially in our Fishing segment due to the electronic components used in those products. Because certain electronic components that are necessary for manufacturing our higher volume products in that segment have been most impacted by the supply chain and logistics disruptions, there has been limited availability of those materials and components, as well as increased pricing and inflationary pressures on such components when they have become available, all of which impacted our margins during fiscal 2022. The Company has attempted to mitigate these disruptions by purchasing significantly higher levels of certain raw material and component inventory as they have been available, in many cases at higher price points than what was historically paid, to enable the Company to complete finished product orders as soon as the missing raw material and component inventory items become available. Nonetheless, shortages throughout fiscal 2022 have impacted the Fishing segment's ability to complete products for shipping, which has ultimately resulted in decreased sales volumes in the Fishing segment over the prior year, despite continued demand for our Fishing products, as evidenced by outstanding orders.

Additionally, the Company's buying actions have subsequently resulted in decreased margins and the Company carrying significantly higher levels of inventory for a number of its materials, components and products at the end of fiscal 2022. Though the Company continues to believe the inventory that it has built and which exists on its balance sheet is useable and salable in the ordinary course of business, it continues to monitor the current reserve balances for obsolete and excess inventory. However, any changes in consumer demand for the Company's outdoor recreation products, changes in economic conditions, or changes in customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required reserve balances in the future.

Because the Company expects that supply chain disruptions, as well as inflationary pricing conditions for raw materials and components necessary to manufacture product, will continue into fiscal 2023, the Company remains focused on evaluating and pursuing additional options (beyond building inventory) to meet the demand for its products. During fiscal 2023 the Company expects to closely monitor customer demand and proactively manage its higher than normal inventory levels. Nonetheless, these supply chain and logistics disruptions and inflationary pricing conditions remain fluid and will likely adversely impact the cost of goods sold for future sales of product.

Highlights

The Company's fiscal 2022 and 2021 each comprised 52 weeks, whereas the fiscal year ended October 2, 2020 comprised 53 weeks. The Company’s fiscal 2022 revenues decreased by 1% from the prior year. While consumer and customer demand for the Company's products remained strong throughout fiscal 2022 as evidenced by outstanding order volumes, sales volumes were negatively impacted by product availability caused by the supply chain disruptions described above, particularly in Fishing, the Company's largest segment. This sales volume decrease and lower gross margins resulting from higher costs of sales were the primary drivers of the $44,973 decrease in operating profit in fiscal 2022 over fiscal 2021.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2022	2021	2020
Net sales	$743,355	$751,651	$594,209
Gross profit	271,332	334,125	264,993
Operating expenses	205,022	222,842	193,923
Operating profit	66,310	111,283	71,070
Interest income, net	(654)	(221)	(1,270)
Other income, net	8,076	(1,418)	(1,362)
Income tax expense	14,397	29,541	18,469
Net income	44,491	83,381	55,233

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2022	2021	2020
Net sales:
Fishing	$526,582	$553,000	$449,878
Camping	70,355	62,921	41,592
Watercraft Recreation	67,940	66,603	41,857
Diving	78,874	69,447	60,873
Other / Eliminations	(396)	(320)	9
	$743,355	$751,651	$594,209

	2022	2021	2020
Operating profit (loss):
Fishing	$65,433	$122,490	$95,884
Camping	13,415	14,025	4,406
Watercraft Recreation	6,173	9,173	(329)
Diving	4,705	1,530	(2,576)
Other / Eliminations	(23,416)	(35,935)	(26,315)
	$66,310	$111,283	$71,070

See Note 13 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2022 vs. Fiscal 2021

Net Sales

Net sales in fiscal 2022 decreased by 1% to $743,355 compared to $751,651 in fiscal 2021. Foreign currency exchange had an unfavorable impact of less than 1% on the current year’s sales versus the prior year.

Net sales for the Fishing business decreased by $26,418, or 5% during fiscal 2022 from fiscal 2021.  While customer and consumer demand was strong, the decrease over the prior year was driven by significant supply chain disruptions and the resulting unavailability of certain necessary components (especially as it related to electronic components) experienced in the current year, which impacted the ability to complete product build and fill customer orders. Specifically, due to the technical and electronic nature of the product categories, the Fishing segment has been the most susceptible to the previously discussed supply chain issues, as discussed in "Coronavirus (COVID-19)" above.

Camping net sales increased $7,434, or 12%, in 2022 from 2021.  Increased sales of Eureka and Jetboil products as a result of continued participation in outdoor recreation activities were the primary driver of the increase year over year.

Net sales in the Watercraft Recreation business increased $1,337, or 2%. Continued new product success drove the overall increase over the prior year.

Diving net sales increased $9,427, or 14%, year over year. Prior year sales were negatively impacted due to the negative effects of COVID-19 on demand due to restrictions in destination travel and tourism. As several regions around the world have re-opened, sales volumes have increased along with the increase in tourism, partially offset by an unfavorable foreign currency translation impact on sales in these segment of approximately 4.5% in 2022 versus the prior year period.

Cost of Sales

Cost of sales was $472,023, or 63.5% of net sales, on a consolidated basis for fiscal 2022 compared to $417,526, or 55.5% of net sales, in the prior year.  Despite the decrease in sales over the prior fiscal year, the increase in cost of sales was primarily driven by significant increases in materials costs between years. The Company continues to manage disruptions in its supply chain to ensure the availability of necessary components, parts and other raw materials, in some cases at significantly higher price points than what was historically paid, to try to meet sales demand for our products across segments.

Gross Profit

Gross profit of $271,332 was 36.5% of net sales on a consolidated basis for the year ended September 30, 2022 compared to $334,125, or 44.5% of net sales in the prior year.

Gross profit in the Fishing business decreased by $66,217 from the prior year due primarily to the 5% decrease in net sales year over year, as well as significant increases in materials costs, as discussed above.

Camping gross profit increased by $1,857 from 2021 due primarily to increased sales volumes, pricing actions and a favorable mix of products sold in the current year as compared to the prior year.

Gross profit in the Watercraft Recreation segment decreased by $2,525 from 2021, despite increased sales in 2022 versus the prior year, primarily due to increased materials and freight costs.

The $4,169 increase in gross profit in the Diving segment was due primarily to increased sales volumes and pricing actions during fiscal 2022 as compared to the prior year.

Operating Expenses

Operating expenses decreased from the prior year by $17,820.  The decrease was primarily due to the impact of overall lower sales volume-driven expenses, as well as lower variable and deferred compensation expense incurred in fiscal 2022 as compared to the prior fiscal year.

Operating expenses for the Fishing segment decreased by $9,160 from fiscal 2021 levels.  The decrease was due primarily to lower sales volume related expenses between years.

Camping operating expenses increased by $2,467 from the prior year due primarily to increased sales volume related expenses and increased people costs.

In the Watercraft Recreation segment, operating expenses increased $475 from their levels in fiscal 2021 due primarily to increased sales volume related expenses in 2022.

Operating expenses for the Diving business increased by $993 year over year due primarily to increased sales volume related expenses between periods.

The Company's fiscal 2022 general corporate expenses of $23,722 decreased $12,595 from $36,317 in fiscal 2021. The year over year decrease reflects lower people costs, including $11,200 of lower deferred compensation expenses, as well as lower incentive compensation and lower health insurance costs from the prior year.

Operating Results

The Company’s operating profit was $66,310 in fiscal 2022 compared to an operating profit of $111,283 in fiscal 2021.  Fishing operating profit decreased by $57,057 to $65,433 from $122,490 in the prior year due primarily to higher costs of goods and also lower sales volumes between years, stemming from supply chain disruptions, which were particularly acute in electronics.  The operating profit for Camping was $13,415 compared to $14,025 in 2021 which decrease was primarily a result of the higher operating expenses between periods.  The operating profit for the Watercraft Recreation business was $6,173 in fiscal 2022 compared to $9,173 in fiscal 2021 due to the factors noted above on changes in sales volumes and operating expenses.  Operating profit for the Diving business increased by $3,175 in fiscal 2022 from fiscal 2021, due primarily to increased sales volumes and pricing actions.

Other Income and Expenses

Interest expense of $153 was relatively flat as compared to the prior year expense of $145. Interest income of $807 increased from prior year interest income of $366 due to the increase in deposit interest rates year over year.  Net other expense of $8,076 in fiscal 2022 decreased from net other income of $1,418 in fiscal 2021.  The current year net other expense included currency losses of $1,741 and market losses net of dividend income of $5,878 on deferred compensation plan assets. In the prior year, net other income included $5,329 of market gains and dividends on the deferred compensation plan assets, partially offset by $215 of currency losses and pension termination expense of $2,526.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other expense (income), net” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $58,888 in fiscal 2022 compared to $112,922 in fiscal 2021. The Company recorded income tax expense of $14,397 in 2022, which equated to an effective tax rate of 24.4%, compared to $29,541 in 2021, which equated to an effective tax rate of 26.2%.

Net Income

The Company recognized net income of $44,491, or $4.37 per diluted common share, in fiscal 2022 compared to $83,381, or $8.21 per diluted common share, in fiscal 2021 based on the factors discussed above.

Fiscal 2021 vs. Fiscal 2020

Net Sales

Net sales in 2021 increased by 26% to $751,651 compared to $594,209 in 2020. Foreign currency exchange had a favorable impact of less than 1%, on the fiscal 2021 sales versus the prior year.

Net sales for the Fishing business increased by $103,122, or 23% during 2021 from 2020.  The increase over fiscal 2020 was driven by continued new product success and increased participation in fishing, principally as a result of the effect of COVID-19 on consumer recreation and leisure choices, resulting in higher demand across all product lines in this segment.

Camping net sales increased $21,329, or 51%, in 2021 from 2020.  Increased sales of consumer tents and Jetboil products as a result of increased participation in outdoor recreation activities were the primary driver of the increase year over year.

Net sales in the Watercraft Recreation business increased $24,746, or 59% from 2020 to 2021. Increased demand as a result of increased participation in watercraft recreation activities during the COVID-19 pandemic, combined with new product success, drove the overall increase between years.

Diving net sales increased $8,574, or 14%, year over year. Fiscal 2020 sales were negatively impacted due to the effects of COVID-19 on demand globally due to restrictions in destination travel and tourism. As travel restrictions started to lift throughout fiscal 2021, tourism began to recover, resulting in increased demand and sales in this segment between years. In addition, foreign currency translation favorably impacted sales by approximately 3.3% in 2021 versus 2020.

Cost of Sales

Cost of sales was $417,526, or 55.5% of net sales, on a consolidated basis for fiscal 2021 compared to $329,216, or 55.4% of net sales, in fiscal 2020. Higher sales volumes between years were the primary driver of the increase in the cost of sales between periods. Favorable product mix and pricing between fiscal years offset the impact of approximately $7,200 of additional tariffs on Chinese goods and components during fiscal 2021, as well as increased freight costs over fiscal 2020.

Gross Profit

Gross profit of $334,125 was 44.5% of net sales on a consolidated basis for the year ended October 1, 2021 compared to $264,993, or 44.6% of net sales in fiscal 2020.

Gross profit in the Fishing business in fiscal 2021 increased by $39,676 from fiscal 2020 due primarily to the 23% increase in net sales year over year. Favorable product mix and improved absorption of overhead costs during fiscal 2021 partially offset approximately $5,900 of additional tariff costs on Chinese sourced goods and components and higher freight costs incurred during fiscal 2021 versus fiscal 2020.

Camping gross profit increased by $11,497 from 2020 due primarily to increased sales volumes, pricing actions and a favorable mix of products sold in fiscal 2021 as compared to fiscal 2020.

Gross profit in the Watercraft Recreation segment increased by $12,289 from fiscal 2020 due primarily to increased sales volumes in fiscal 2021 versus the prior year and the resulting improvement in absorption of overhead costs.

The $5,463 increase in gross profit in the Diving segment was due primarily to increased sales volumes, pricing actions and favorable product mix during fiscal 2021 as compared to fiscal 2020.

Operating Expenses

Operating expenses increased in fiscal 2021 from fiscal 2020 by $28,919.  The increase was driven primarily by higher sales volume related costs incurred in fiscal 2021 as compared to the prior fiscal year. Additionally, increased headcount and compensation costs further increased expenses year over year.

Operating expenses for the Fishing segment increased by $13,069 from fiscal 2020 levels.  The increase was due primarily to higher sales volume related expenses, as well as increased people costs between years.

Camping operating expenses increased by $1,879 in fiscal 2021 from the prior year due primarily to increased sales volume related expenses.

In the Watercraft Recreation segment, operating expenses increased $2,787 in fiscal 2021 from their levels in fiscal 2020 due primarily to increased sales volume related expenses in 2021, partially offset by decreased spending rate on advertising and promotions.

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

Other Income and Expenses

Interest expense in fiscal 2021 of $145 was relatively flat as compared to the prior year expense of $143. Interest income of $366 decreased from fiscal 2020 year interest income of $1,413 due to the decrease in deposit interest rates year over year.  Net other income of $1,418 in fiscal 2021 increased slightly from net other income of $1,362 in fiscal 2020.  Fiscal 2021 net other income included currency losses of $215 and market gains and dividends of $5,329 on deferred compensation plan assets, partially offset by pension termination expense of $2,526. In fiscal 2020, net other income included $269 of currency losses and $2,454 of market gains and dividends on the deferred compensation plan assets.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other income, net” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $112,922 in fiscal 2021 compared to $73,702 in fiscal 2020. The Company recorded income tax expense of $29,541 in fiscal 2021, which equated to an effective tax rate of 26.2%, compared to $18,469 in fiscal 2020, which equated to an effective tax rate of 25.1%.

Net Income

The Company recognized net income of $83,381, or $8.21 per diluted common share, in fiscal 2021 compared to $55,233, or $5.47 per diluted common share, in fiscal 2020 based on the factors discussed above.

Financial Condition, Liquidity and Capital Resources

The Company believes its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchase requirements, outstanding commitments and other liquidity requirements associated with its existing operations over the next twelve months. The Company currently anticipates the cash used for future dividends will come from its current cash and cash generated from ongoing operating activities.

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

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	September 30 2022	October 1 2021	October 2 2020
Cash (used for) provided by :
Operating activities	$(62,144)	$58,318	$61,493
Investing activities	(31,678)	(21,381)	(15,587)
Financing activities	(12,233)	(9,033)	(7,107)
Effect of foreign currency rate changes on cash	(4,590)	107	1,256
(Decrease) increase in cash and cash equivalents	$(110,645)	$28,011	$40,055

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	September 30 2022	October 1 2021
Current assets	$480,316	$491,264
Current liabilities	114,713	137,570
Working capital	$365,603	$353,694
Current ratio	4.2:1	3.6:1

Cash flows used for operations in fiscal 2022 totaled $62,144, and cash provided by operations totaled $58,318 and $61,493 in fiscal 2021 and 2020, respectively. The change in operating cash flow from the prior year is due primarily to a decrease in net income, as well as increases in inventory levels and other working capital changes.

Depreciation and amortization charges were $14,234, $13,401 and $14,926 in fiscal 2022, 2021 and 2020, respectively.

Investing Activities

Cash flows used for investing activities were $31,678, $21,381, and $15,587 in fiscal 2022, 2021, and 2020, respectively. There were no sales or purchases of short-term investments in fiscal 2022, 2021 or 2020. Expenditures for property, plant and equipment were $31,690, $21,409 and $15,600 in fiscal 2022, 2021 and 2020, respectively. The increase from the prior year is due primarily to additional capacity investments made in the current year. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products, facilities investments and information systems improvements.

Financing Activities

Cash flows used for financing activities totaled $12,233 in fiscal 2022 compared to $9,033 and $7,107 in 2021 and 2020, respectively, and were primarily for the payment of dividends of $12,056 and $8,400 in 2022 and 2021, respectively. In 2020, dividend payments totaled $6,773.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the year ended September 30, 2022.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at September 30, 2022 and October 1, 2021 were $173 and $181, respectively, and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 30, 2022 or October 1, 2021.

The Company has no other off-balance sheet arrangements.

Market Risk Management

Coronavirus outbreak

As disclosed in our prior filings with the Securities and Exchange Commission and elsewhere herein, in December 2019, a new strain of coronavirus ("COVID-19"), began to spread globally, leaving no region or part of the world unaffected by the pandemic it has created. Governments and health authorities took measures to prevent the spread of this virus (including in certain cases requiring or recommending a vaccine or imposing testing requirements), all of which impacted the Company's business and operations. To the extent that COVID-19 continues to persist or recur, among other things, the ability of the Company’s suppliers to manufacture and deliver the products that it sells to the Company, the ability of the Company to manufacture and deliver its products to its customers, the Company's ability to display its products at trade shows and similar events, the Company's ability to conduct meetings with its customers and prospective customers, and, if a significant number of its employees at a particular facility or location were to contract coronavirus, the Company’s ability to conduct its day-to-day operations could be adversely impacted. The financial impact of the coronavirus pandemic on the Company will depend on future developments, including related to any supply chain disruptions, that the Company cannot reasonably predict or estimate at this time, but any of which could materially and adversely affect its results for an unknown but possibly extended period. See the section "Risk Factors" identified in Part I, Item 1A in this Form 10-K for more information.

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the fiscal year ended September 30, 2022 were denominated in currencies other than the U.S. dollar.  Approximately 4% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 3% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

Impact of Inflation

The Company anticipates that changing costs of basic raw materials (including due to inflationary conditions in the economy) may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

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

In assessing the recoverability of the Company’s goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized based on the excess of carrying amount over its fair value.  The Company did not recognize any goodwill impairment charges in 2022, 2021 or 2020.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-31.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 30, 2022, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Reports,” "Directors Meetings and Committees - Nominating and Corporate Governance Committee” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2023.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics; Corporate Governance Guidelines; and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2023.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Edward F. Lang (Chairman), William D. Perez, Richard ("Casey") Sheahan, and Edward Stevens.

ITEM 11.    EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” and “CEO Pay Relative to Median Pay of our Employees” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2023.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2023, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2023.

Equity Compensation Plan Information

The following table summarizes share information, as of September 30, 2022, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan, the Johnson Outdoors Inc. 2020 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2020 Long-Term Stock Incentive Plan	39,252	(1)	$—	424,954	(2)
2010 Long-Term Stock Incentive Plan	31,017	(3)	—	44,388	(4)
2012 Non-Employee Director Stock Ownership Plan	14,088		—	22,691
2009 Employee Stock Purchase Plan	—		—	78,728
Total All Plans	84,357		—	570,761

(1) Includes 39,252 performance stock unit awards at their target values. The ultimate amount of performance stock units that could vest can range from 0% to 150% of the target amount, or from 0 units to 58,878 units for all awards.

(2) Includes 366,076 of future shares to be issued, as well as up to 58,878 shares of performance stock units that may be issued in shares of Class A Common Stock at the maximum earned level.

(3) Includes 26,742 performance stock unit awards at their target values, as well as 4,275 of previously issued shares for which vesting was deferred. The ultimate amount of performance stock units that could vest can range from 0% to 150% of the target amount, or from 0 units to 40,113 units for all awards.

(4) Includes up to 40,113 shares of performance stock units that may be issued in shares of Class A Common Stock at the maximum earned level, as well as 4,275 shares of previously issued shares for which vesting was deferred.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2023. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2023.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 28, 2023.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations – Years ended September 30, 2022, October 1, 2021 and October 2, 2020
•Consolidated Statements of Comprehensive Income – Years ended September 30, 2022, October 1, 2021 and October 2, 2020
•Consolidated Balance Sheets – September 30, 2022 and October 1, 2021

•Consolidated Statements of Shareholders’ Equity – Years ended September 30, 2022, October 1, 2021 and October 2, 2020
•Consolidated Statements of Cash Flows – Years ended September 30, 2022, October 1, 2021 and October 2, 2020
•Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 9th day of December 2022.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of December 2022.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer and Director
(Helen P. Johnson-Leipold)	(Principal Executive Officer)

/s/ John M. Fahey, Jr.	Vice Chairman of the Board and Lead Outside Director
(John M. Fahey, Jr.)

/s/ Edward Stevens	Director
(Edward Stevens)

/s/ Edward F. Lang	Director
(Edward F. Lang)

/s/ Katherine Button Bell	Director
(Katherine Button Bell)

/s/ Richard Sheahan	Director
(Richard (“Casey”) Sheahan)

/s/ William D. Perez	Director
(William D. Perez)

/s/ Annie Zipfel	Director
(Annie Zipfel)

/s/ Paul G. Alexander	Director
(Paul G. Alexander)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title

3.1	Articles of Incorporation of the Company as amended through February 17, 2000. (Filed as Exhibit 3.1(a) to the Company’s Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

3.2	Bylaws of the Company as amended and restated through December 6, 2010. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended October 1, 2010 and incorporated herein by reference.)

4.1	Description of Registrant's Securities (Filed as Exhibit 4.1 to the Company's Form 10-K for the year ended September 27, 2019 and incorporated herein by reference.)

9.1	Johnson Outdoors Inc. Class B common stock Amended and Restated Voting Trust Agreement, dated as of February 16, 2010 (Filed as Exhibit 2 to Amendment No. 14 to the Schedule 13D filed by Helen P. Johnson-Leipold on February 24, 2017 and incorporated herein by reference.)

10.1	Registration Rights Agreement regarding Johnson Outdoors Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit 10.1 to the Company’s Form 10-K dated and filed with the Securities and Exchange Commission on December 8, 2017 and incorporated herein by reference.)

10.2	Registration Rights Agreement regarding Johnson Outdoors Inc. Class A common stock held by Mr. Samuel C. Johnson. (Filed as Exhibit 10.2 to the Company’s Form 10-K dated and filed with the Securities and Exchange Commission on December 8, 2017 and incorporated herein by reference.)

10.3 +	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)

10.4 +	Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2014 and incorporated herein by reference.)

10.5 +	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.6 +	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.7 +	Form of Stock Option Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.8	Amended and Restated Credit Agreement dated as of November 15, 2017 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, PNC Capital markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017).

10.9 +	Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan. (Filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.)

10.10 +	Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.)

10.11 +	Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2017 and incorporated herein by reference.)

10.12 +	Form of Restricted Stock Unit Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.31 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 5, 2014.)

10.13 +	Form of Restricted Stock Unit Agreement (Performance Based) under Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (Filed as Exhibit 10.32 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2015.)

10.14 +	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.14 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2018.)

10.15 +	Johnson Outdoors Inc. 2020 Long Term Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 10, 2020 and incorporated herein by reference.)

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

10.18	First Amendment dated July 15, 2021 to Amended and Restated Credit Agreement dated as of November 15, 2017 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, PNC Capital markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (filed as Exhibit 10.1 to the Company's Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021 and incorporated herein by reference).

21	Subsidiaries of the Company as of September 30, 2022

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

101	The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended September 30, 2022 has been formatted in Inline XBRL (included in Exhibit 101).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of September 30, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Johnson Outdoors Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Johnson Outdoors Inc.'s (the Company) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated December 9, 2022 expressed an unqualified opinion.

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

/s/ RSM US LLP
Milwaukee, Wisconsin
December 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Johnson Outdoors Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. and its subsidiaries (the Company) as of September 30, 2022 and October 1, 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and October 1, 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 9, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Obsolete and Excess Inventory Reserve
As described within Note 1 and 15 to the consolidated financial statements, the consolidated inventory balance as of September 30, 2022 was $248,649,000, net of $9,089,000 in reserves, of which a significant portion relates to the Fishing segment. The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Management develops assumptions when estimating the inventory reserves based on expected future demand, market conditions, and industry conditions.

We identified the value of the obsolete and excess inventory related to the Fishing segment as a critical audit matter as there was a high degree of auditor judgment and increased audit effort when performing audit procedures given the subjective nature of the significant assumptions utilized by management.

Our audit procedures related to the Company’s evaluation of the obsolete and excess inventory reserve for the fishing segment include the following primary procedures, among others:

•We obtained an understanding of the relevant controls related to the obsolete and excess inventory and tested such controls for design and operating effectiveness.

•We tested the completeness of the inventory population subject to the obsolete and excess reserve, and in addition, we recalculated the reserve and confirmed that calculation conformed to the Company policy for inventory reserves.

•We performed a comparison of current year results compared to prior year estimates to evaluate management's reserve for obsolete and excess inventory by testing write-offs of inventory.

•We evaluated the reasonableness of management's significant assumptions related to predicted or forecasted demand, market conditions, and other industry conditions.

We have served as the Company’s auditor since 2010.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 9, 2022

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	September 30 2022	October 1 2021	October 2 2020
Net sales	$743,355	$751,651	$594,209
Cost of sales	472,023	417,526	329,216
Gross profit	271,332	334,125	264,993
Operating expenses:
Marketing and selling	133,891	141,059	121,517
Administrative management, finance and information systems	43,419	56,083	47,785
Research and development	27,712	25,700	24,621
Total operating expenses	205,022	222,842	193,923
Operating profit	66,310	111,283	71,070
Interest income	(807)	(366)	(1,413)
Interest expense	153	145	143
Other expense (income), net	8,076	(1,418)	(1,362)
Profit before income taxes	58,888	112,922	73,702
Income tax expense	14,397	29,541	18,469
Net income	$44,491	$83,381	$55,233

Weighted average common shares - Basic:
Class A	8,913	8,864	8,822
Class B	1,208	1,212	1,212
Dilutive stock options and restricted stock units	30	44	30
Weighted average common shares - Dilutive	10,151	10,120	10,064
Net income per common share - Basic:
Class A	$4.42	$8.34	$5.54
Class B	$4.02	$7.57	$5.04
Net income per common share - Diluted:
Class A	$4.37	$8.21	$5.47
Class B	$4.37	$8.21	$5.47
Dividends declared per common share:
Class A	$1.21	$0.93	$0.72
Class B	$1.10	$0.85	$0.65

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(thousands, except per share data)	September 30 2022	October 1 2021	October 2 2020
Net income	$44,491	$83,381	$55,233
Other comprehensive (loss) income:
Foreign currency translation:
Foreign currency translation	(6,815)	283	2,533
Defined benefit pension plan:
Change in pension plans, net of tax of $(16), $(357), and $(209), respectively	49	2,386	626
Total other comprehensive (loss) income	(6,766)	2,669	3,159
Total comprehensive income	$37,725	$86,050	$58,392

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 30 2022	October 1 2021
ASSETS
Current assets:
Cash and cash equivalents	$129,803	$240,448
Accounts receivable, net	91,919	71,321
Inventories	248,649	166,615
Other current assets	9,945	12,880
Total current assets	480,316	491,264
Property, plant and equipment, net of accumulated depreciation of $171,843 and $163,891, respectively	89,125	71,510
Right of use assets	56,625	49,032
Deferred income taxes	11,411	13,129
Goodwill	11,160	11,221
Other intangible assets, net	8,372	8,633
Other assets	22,922	29,498
Total assets	$679,931	$674,287
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	53,796	56,744
Current lease liability	7,223	5,938
Accrued liabilities:
Salaries, wages and benefits	20,806	26,820
Accrued warranty	9,639	14,073
Income taxes payable	3,186	9,436
Accrued discounts and returns	5,214	6,633
Accrued customer programs	4,726	6,874
Other	10,123	11,052
Total current liabilities	114,713	137,570
Non-current lease liability	50,680	44,056
Deferred income taxes	1,752	1,599
Retirement benefits	1,563	1,389
Deferred compensation liability	21,466	27,885
Other liabilities	1,743	3,283
Total liabilities	191,917	215,782
Shareholders' equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding: 8,984,253 and 8,915,636, respectively	451	448
Class B shares issued and outstanding: 1,207,798 and 1,211,564, respectively	61	61
Capital in excess of par value	87,351	82,899
Retained earnings	402,821	370,501
Accumulated other comprehensive income	620	7,386
Treasury stock at cost, shares of Class A common stock: 45,961 and 42,598, respectively	(3,290)	(2,790)
Total shareholders' equity	488,014	458,505
Total liabilities and shareholders' equity	$679,931	$674,287

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 27, 2019	10,045,771	$504	$75,856	$248,377	$1,558	$(1,761)
Net income	—	—	—	55,233	—	—
Dividends declared	—	—	—	(7,179)	—	—
Issuance of stock under employee stock purchase plan	2,190	—	126	—	—	—
Award of non-vested shares	43,967	—	—	—	—	1
Stock-based compensation	—	—	2,686	—	—	—
Currency translation adjustment	—	—	—	—	2,533	—
Change in pension plans, net of tax of $209	—	—	—	—	626	—
Purchase of treasury stock at cost	(7,129)	—	—	—	—	(460)
BALANCE AT OCTOBER 2, 2020	10,084,799	504	78,668	296,431	4,717	(2,220)
Net income	—	—	—	83,381	—	—
Dividends declared	—	—	—	(9,311)	—	—
Award of non-vested shares	48,683	5	(4)	—	—	—
Stock-based compensation	—	—	4,160	—	—	—
Currency translation adjustment	—	—	—	—	283	—
Change in pension plans, net of tax of $357	—	—	—	—	2,386	—
Non-vested stock forfeitures	(621)	—	75	—	—	(75)
Purchase of treasury stock at cost	(5,661)	—	—	—	—	(495)
BALANCE AT OCTOBER 1, 2021	10,127,200	509	82,899	370,501	7,386	(2,790)
Net income	—	—	—	44,491	—	—
Dividends declared	—	—	—	(12,171)	—	—
Issuance of stock under employee stock purchase plan	5,112	—	332	—	—	—
Award of non-vested shares	66,868	3	(3)	—	—	—
Stock-based compensation	—	—	4,129	—	—	—
B to A conversion	—	—	(156)	—	—	156
Currency translation adjustment	—	—	—	—	(6,815)	—
Change in pension plans, net of tax of $16	—	—	—	—	49	—
Non-vested stock forfeitures	(2,040)	—	150	—	—	(150)
Purchase of treasury stock at cost	(5,089)	—	—	—	—	(506)
BALANCE AT SEPTEMBER 30, 2022	10,192,051	$512	$87,351	$402,821	$620	$(3,290)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 30 2022	October 1 2021	October 2 2020
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Net income	$44,491	$83,381	$55,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,973	12,980	12,592
Amortization of intangible assets	261	421	2,334
Amortization of deferred financing costs	35	29	27
Loss (gain) on sale of productive assets	90	161	217
Stock based compensation	4,129	4,160	2,686
Provision for doubtful accounts receivable	30	308	2,095
Provision for inventory reserves	4,409	518	878
Pension contributions	(99)	(166)	(176)
Deferred income taxes	1,848	(2,277)	486
Change in operating assets and liabilities:
Accounts receivable, net	(22,028)	(3,948)	(24,625)
Inventories, net	(89,259)	(69,637)	(2,867)
Accounts payable and accrued liabilities	(21,722)	31,702	10,417
Other current assets	2,831	(1,499)	(12)
Other non-current assets	67	(226)	(22)
Other long-term liabilities	(2,294)	2,780	1,934
Other, net	1,094	(369)	296
	(62,144)	58,318	61,493
CASH USED FOR INVESTING ACTIVITIES
Capital expenditures	(31,690)	(21,409)	(15,600)
Proceeds from sale of productive assets	12	28	13
	(31,678)	(21,381)	(15,587)
CASH USED FOR FINANCING ACTIVITIES
Debt issuance costs paid	—	(138)	—
Common stock transactions	332	—	126
Dividends paid	(12,056)	(8,400)	(6,773)
Purchases of treasury stock	(509)	(495)	(460)
	(12,233)	(9,033)	(7,107)
Effect of foreign currency rate changes on cash	(4,590)	107	1,256
(Decrease) increase in cash and cash equivalents	(110,645)	28,011	40,055
CASH AND CASH EQUIVALENTS
Beginning of period	240,448	212,437	172,382
End of period	$129,803	$240,448	$212,437

Supplemental Disclosure:
Non-cash dividends	$115	$911	$406
Cash paid for taxes	19,086	26,544	19,240
Cash paid for interest	113	114	112
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 30, 2022 (hereinafter 2022) and October 1, 2021 (hereinafter 2021) comprised 52 weeks. The fiscal year ended October 2, 2020 (hereinafter 2020) comprised 53 weeks.

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

While government mandates eased in the latter half of fiscal 2020, these mandates continued to emphasize social distancing measures to the general public. As a result, because we sell products that are used in a safe and socially distant manner in the great outdoors, the COVID-19 pandemic has had an overall favorable effect on our sales levels and the demand for our products, starting at the end of fiscal 2020 and continuing throughout fiscal 2022. Nonetheless, the continued evolution of the pandemic, and its impact on the global economy, including macroeconomic dynamics, inflation, and raw materials and component pricing levels, has resulted in disruptions to the global supply chain and the logistics infrastructure (including with respect to the sourcing, timing, availability and cost of raw materials and components that are necessary to manufacture our products). The lingering impact of these disruptions is not fully known as they, along with certain ongoing inflationary pressures in the economy and the rising interest rate environment, have resulted in increased costs associated with building certain items of our inventory, and may result in future economic slowdowns and ultimately lower demand for discretionary goods, like our outdoor recreational products. Furthermore, the continued impact of these economic conditions on the global supply chain (including with respect to impacting the sourcing, timing, availability and cost of raw materials and components that are necessary to manufacture our products), and demand for outdoor recreation products, is beyond our control and remains highly uncertain and, as such, cannot be predicted at this time.

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

As of September 30, 2022, the Company held approximately $51,790 of cash and cash equivalents in bank accounts in foreign jurisdictions.

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

Inventories at the end of the respective fiscal years consisted of the following:

	September 30 2022	October 1 2021
Raw materials	$166,443	$110,974
Work in process	230	116
Finished goods	81,976	55,525
	$248,649	$166,615

The COVID-19 pandemic has caused widely-documented supply chain and logistics disruptions in the industries in which we operate, resulting in supply shortages across all of our segments for certain materials and components necessary to manufacture our products. Current global macroeconomic conditions, including rising interest rates and ongoing inflationary pressures, have added to these supply chain issues. As a result of these disruptions, the Company took action to build and procure numerous categories of inventory (in some cases at significantly higher price points than what was historically paid) in an attempt to mitigate against potential shortages of necessary raw materials and components. These actions have resulted in the Company carrying significantly higher levels of inventory for a number of its materials, components and products at the end of fiscal 2022.

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

Property, plant and equipment at the end of the respective years consisted of the following:

	2022	2021
Property improvements	$586	$589
Buildings and improvements	33,930	26,769
Furniture and fixtures, equipment and computer software	226,452	208,043
	260,968	235,401
Less accumulated depreciation	171,843	163,891
	$89,125	$71,510

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The results of the impairment tests performed in 2022, 2021, and 2020 indicated no impairment to the Company’s goodwill.

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

The changes in the carrying amount and the composition of the Company's goodwill for fiscal 2022 and 2021 were as follows:

	Fishing	Camping	Watercraft	Diving	Total
Balance at October 2, 2020
Goodwill	$17,413	$7,038	$6,242	$33,078	$63,771
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,184	—	—	—	11,184
Currency translation	37	—	—	—	37
Balance at October 1, 2021
Goodwill	17,450	7,038	6,242	33,078	63,808
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,221	—	—	—	11,221
Currency translation	(61)	—	—	—	(61)
Balance at September 30, 2022
Goodwill	17,389	7,038	6,242	33,078	63,747
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	$11,160	$—	$—	$—	$11,160

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2022, 2021 or 2020.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $261, $421 and $2,334 for 2022, 2021 and 2020, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $264 for each of the next 4 fiscal years and $247 for fiscal 2027.

Intangible assets at the end of the last two years consisted of the following:

	2022			2021
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$3,959	$(3,956)	$3	$4,207	$(4,203)	$4
Other amortizable intangibles	12,137	(10,793)	1,344	11,234	(9,630)	1,604
Non-amortized trademarks	7,025	—	7,025	7,025	—	7,025
	$23,121	$(14,749)	$8,372	$22,466	$(13,833)	$8,633

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances, such as unplanned negative cash flow, indicate that the carrying amount of these assets may not be fully recoverable.  In such an event, the carrying amount of the asset group is compared to the future undiscounted cash flows expected to be generated by the asset group to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets. During the fourth quarters of fiscal 2022 and 2021, the Company determined it was not necessary to perform an impairment analysis, as there were no events or changes in business circumstances that indicated that the carrying amount of the assets may not be fully recoverable. Accordingly, there was no impairment.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended September 30, 2022.

Balance at September 27, 2019	$9,190
Expense accruals for warranties issued during the period	11,714
Less current period warranty claims paid	10,055
Balance at October 2, 2020	$10,849
Expense accruals for warranties issued during the period	13,112
Less current period warranty claims paid	9,888
Balance at October 1, 2021	$14,073
Expense accruals for warranties issued during the period	4,563
Less current period warranty claims paid	8,997
Balance at September 30, 2022	$9,639

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income ("AOCI") on the accompanying Consolidated Balance Sheets as of the end of fiscal year 2022, 2021 and 2020 were as follows:

	2022			2021			2020
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$791	$—	$791	$7,606	$—	$7,606	$7,323	$—	$7,323
Unamortized loss on pension plans	(321)	150	(171)	(386)	166	(220)	(3,129)	523	(2,606)
Accumulated other comprehensive income	$470	$150	$620	$7,220	$166	$7,386	$4,194	$523	$4,717

The reclassifications out of AOCI for the year ended September 30, 2022 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$45	Cost of sales / Operating expense
Tax effects	(11)	Income tax expense
Total reclassifications for the period	$34

The reclassifications out of AOCI for the year ended October 1, 2021 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$576	Cost of sales / Operating expense
Tax effects	(144)	Income tax expense
Total reclassifications for the period	$432

The reclassifications out of AOCI for the year ended October 2, 2020 were as follows:

		Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$537	Cost of sales / Operating expense
Tax effects	(134)	Income tax expense
Total reclassifications for the period	$403

The changes in AOCI by component, net of tax, for the year ended September 30, 2022 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 1, 2021	$7,606	$(220)	$7,386
Other comprehensive income before reclassifications	(6,815)	20	(6,795)
Amounts reclassified from accumulated other comprehensive income	—	45	45
Tax effects	—	(16)	(16)
Balance at September 30, 2022	$791	$(171)	$620

The changes in AOCI by component, net of tax, for the year ended October 1, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 2, 2020	$7,323	$(2,606)	$4,717
Other comprehensive income before reclassifications	283	2,167	2,450
Amounts reclassified from accumulated other comprehensive income	—	576	576
Tax effects	—	(357)	(357)
Balance at October 1, 2021	$7,606	$(220)	$7,386

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

For the years ended September 30, 2022, October 1, 2021 and October 2, 2020, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended September 30, 2022, October 1, 2021 and October 2, 2020, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

There were no stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive for the years ended September 30, 2022, October 1, 2021 and October 2, 2020.  Non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 39,956, 38,914 and 40,094 shares for the years ended September 30, 2022, October 1, 2021 and October 2, 2020, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2022	2021	2020
Net income	$44,491	$83,381	$55,233
Less: Undistributed earnings reallocated to non-vested shareholders	(174)	(320)	(220)
Dilutive earnings	$44,317	$83,061	$55,013
Weighted average common shares – Basic:
Class A	8,913	8,864	8,822
Class B	1,208	1,212	1,212
Dilutive stock options and restricted stock units	30	44	30
Weighted average common shares - Dilutive	10,151	10,120	10,064
Net income per common share – Basic:
Class A	$4.42	$8.34	$5.54
Class B	$4.02	$7.57	$5.04
Net income per common share – Diluted:
Class A	$4.37	$8.21	$5.47
Class B	$4.37	$8.21	$5.47

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency losses from transactions of $1,741 and $215 and gains of $269 in 2022, 2021, and 2020, respectively, which were included in Other income, net in the accompanying Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 13% of the Company’s revenues for the year ended September 30, 2022 were denominated in currencies other than the U.S. dollar. Approximately 4% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 3% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  The Company did not use foreign currency forward contracts in 2022, 2021 or 2020.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

Advertising & Promotions

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising and promotions expense in 2022, 2021 and 2020 totaled $30,574, $30,882 and $26,727, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $470 and $429 at September 30, 2022 and October 1, 2021, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $17,923, $16,093 and $12,651 for 2022, 2021 and 2020, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products and bathymetry data collection and processing, which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $58,857, less accumulated amortization of $33,872, at September 30, 2022 and $50,850, less accumulated amortization of $30,428, at October 1, 2021.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2022, 2021 and 2020 was $3,444, $3,637 and $3,829, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximated fair value at September 30, 2022 and October 1, 2021 due to the short maturities of these instruments. During 2022, 2021 and 2020, the Company held investments in equity and debt securities that were carried at fair value related to its deferred compensation liability which was also carried at the same fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted the provisions of this ASU in fiscal 2022, however, the ASU did not have a significant impact on its financial statements or disclosures.

2    INDEBTEDNESS

The Company had no outstanding debt at September 30, 2022 or October 1, 2021.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company's leverage ratio for the trailing twelve month period. The interest rates on the Revolver were approximately 4.1% at September 30, 2022 and 1.1% at October 1, 2021.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $173 and $181 at September 30, 2022 and October 1, 2021, respectively.  The Company had no other unsecured lines of credit as of September 30, 2022 or October 1, 2021.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 13% of the Company’s revenues for the fiscal year ended September 30, 2022 were denominated in currencies other than the U.S. dollar.  Approximately 4% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 3% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of September 30, 2022 and October 1, 2021, the Company held no foreign currency forward contracts.

Interest Rate Risk

As of September 30, 2022 and October 1, 2021, the Company held no interest rate swap contracts.

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

The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$21,436	$—	$—	$21,436

The following table summarizes the Company’s financial assets measured at fair value as of October 1, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,851	$—	$—	$27,851

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

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended September 30, 2022, October 1, 2021 and October 2, 2020 was:

	Location of income recognized in Statement of Operations	2022	2021	2020
Rabbi trust assets	Other expense (income), net	$6,424	$(4,878)	$(2,140)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition. No assets or liabilities were measured at fair value on a non-recurring basis in 2022, 2021, or 2020.

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

The Company determines if an arrangement is a lease at inception. The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. As of September 30, 2022, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 17 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the ROU assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

As of September 30, 2022, the components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations were as follows:

	Year ended	Year ended	Year ended
	September 30, 2022	October 1, 2021	October 2, 2020
Lease Cost
Operating lease costs	$9,129	$8,323	$7,483
Short-term lease costs	1,739	1,549	1,828
Variable leases costs	172	184	173
Total lease cost	$11,040	$10,056	$9,484

Included in the amounts in the table above was rent expense to related parties of $1,209, $1,043 and $1,028, for the years ended September 30, 2022 October 1, 2021, and October 2, 2020, respectively.

As of September 30, 2022 and October 1, 2021, the Company did not have any finance leases. During fiscal 2021, the Company amended its agreement with the landlord on an existing leased facility. Payments under the amended agreement began in fiscal year 2022 and will go through June 2039. Total rental payments are approximately $14 million over the course of the lease, as amended, and are included in the calculation of ROU assets and lease liabilities as disclosed below. While the Company extended or renewed various existing leases during the year, there were no other significant new leases entered into during the year ended September 30, 2022. As of September 30, 2022, the Company did not have any significant operating lease commitments that have not yet commenced.

Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Year ended	Year ended
	September 30, 2022	October 1, 2021
Operating leases:

Operating lease ROU assets	$56,625	$49,032

Current operating leases liabilities	7,223	5,938
Non-current operating lease liabilities	50,680	44,056
Total operating lease liabilities	$57,903	$49,994

Weighted average remaining lease term (in years)	12.59	12.20

Weighted average discount rate	3.15%	3.08%

Cash paid for amounts included in the measurement of lease liabilities	$8,066	$7,608

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at September 30, 2022 were as follows:

Year	Related parties included in total	Total
2023	$1,233	$8,931
2024	1,270	7,981
2025	1,308	7,363
2026	1,348	5,777
2027	226	4,634
Thereafter	—	36,023
Total undiscounted lease payments	5,385	70,709
Less: Imputed interest	(175)	(12,806)
Total net lease liability	$5,210	$57,903

6    INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2022	2021	2020
United States	$51,229	$99,774	$72,602
Foreign	7,659	13,148	1,100
	$58,888	$112,922	$73,702

Income tax expense for the respective years consisted of the following:

	2022	2021	2020
Current:
Federal	$8,798	$22,860	$13,735
State	834	6,392	3,348
Foreign	2,922	3,236	1,109
Deferred	1,843	(2,947)	277
	$14,397	$29,541	$18,469

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2022	2021
Deferred tax assets:
Inventories	$2,366	$1,355
Compensation	8,099	8,771
Tax credit carryforwards	2,356	2,817
Net operating loss carryforwards	4,805	3,996
Other	6,430	8,756
Total gross deferred tax assets	24,056	25,695
Less valuation allowance	6,700	6,372
Deferred tax assets	17,356	19,323
Deferred tax liabilities:
Goodwill and other intangibles	1,848	1,717
Depreciation and amortization	5,224	5,714
Foreign statutory reserves	625	362
Net deferred tax assets	$9,659	$11,530

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheets as of the years ended September 30, 2022 and October 1, 2021 were as follows:

	2022	2021
Non-current assets	$11,411	$13,129
Non-current liabilities	1,752	1,599
Net deferred tax assets	$9,659	$11,530

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.4%	4.4%	4.6%
Uncertain tax positions, net of settlements	(0.5)%	0.1%	(0.1)%
Foreign-derived intangible income ("FDII") deduction	(0.9)%	(1.1)%	(1.1)%
Net tax cost of foreign income	2.0%	0.7%	—%
Compensation	0.1%	0.8%	0.7%
Changes in estimates related to prior years tax return filing	(1.6)%	0.6%	0.5%
Deferred tax asset - valuation allowance	1.6%	(0.5)%	0.1%
Other	(0.7)%	0.2%	(0.6)%
	24.4%	26.2%	25.1%

The Company’s net operating loss carryforwards and their expirations as of September 30, 2022 were as follows:

	State	Foreign	Total
Year of expiration
2023-2027	$801	$8,021	$8,822
2028-2032	3,116	6,267	9,383
2033-2037	6,028	—	6,028
2038-2042	721	—	721
Indefinite	—	3,466	3,466
Total	$10,666	$17,754	$28,420

The Company has tax credit carryforwards as follows:

	State	Federal	Total
Year of expiration
2023-2027	$1,365		$1,365
2028-2032	751		751
2033-2037	239		239
Total	$2,355	$—	$2,355

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2021	2020
Beginning balance	$6,757	$7,372
Gross increases - tax positions in prior period	—	—
Gross increases - tax positions in current period	476	1,288
Settlements	—	—
Lapse of statute of limitations	(1,032)	(1,903)
Ending balance	$6,201	$6,757

The total accrued interest and penalties with respect to income taxes was approximately $1,866 and $1,884 for the years ended September 30, 2022 and October 1, 2021, respectively.  The Company’s liability for unrecognized tax benefits as of September 30, 2022 was $6,201, and if recognized, $5,188 of such amount would have an effective tax rate impact.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties of $(15), $(63) and $5 were recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2022, 2021 and 2020, respectively.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of approximately $16.1 million would have been necessary as of September 30, 2022.
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

The following tax years remain subject to examination by the Company's respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2019-2022
Canada	2018-2022
France	2019-2022
Germany	2020-2022
Italy	2020-2022
Switzerland	2012-2022

7    EMPLOYEE BENEFITS

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $2,044, $1,680 and $1,592 for 2022, 2021 and 2020, respectively.

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is reported at fair value equal to the related rabbi trust assets, and is classified as “Deferred compensation liability” on our accompanying Consolidated Balance Sheets, was approximately $21,466 and $27,885 as of September 30, 2022 and October 1, 2021, respectively.  See “Note 4 Fair Value” for additional information.

During fiscal 2021, the Company terminated its Johnson Outdoors Inc. Mankato Operations Pension Plan and Old Town Canoe Company Pension Plan (collectively, "the Terminated Plans"), both of which were frozen defined benefit pension plans at the time of termination. In connection with the plan terminations, the Company settled all future obligations under the Terminated Plans through a combination of lump-sum payments to eligible participants who elected to receive them, and the transfer of any remaining benefit obligations under the Terminated Plans to a third-party insurance company under a group annuity contract. As a result of these actions, the Company recognized a non-cash pre-tax pension termination charge of $2,526 in our fiscal 2021 Consolidated Statements of Operations as Other Expense (Income), Net. The remaining over-funded plan assets have been or will be utilized by the Company to fund remaining expenses related to the Terminated Plans, as well as obligations associated with other qualified retirement programs. The Company still maintains the Johnson Outdoors Inc. Supplemental Executive Retirement Plan ("SERP"), and all future benefit payments to participants under this plan are made from the Company's general assets.

8    PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9    COMMON STOCK

The number of authorized and outstanding shares of each class of the Company’s common stock at the end of the respective years was as follows:

	2022	2021
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	8,984,253	8,915,636
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,207,798	1,211,564

Holders of Class A common stock are entitled to elect 25%, or the next highest whole number, of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2022 and 2021 there were 3,766 and 0 shares of Class B common stock converted into Class A common stock, respectively.

10    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 447,645 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at September 30, 2022.  Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

The Company recognized additional tax benefits from the vesting of restricted stock and restricted stock units of $98, $581 and $238 for 2022, 2021 and 2020, respectively.  These amounts were recorded as a component of income tax expense. The Company recognizes forfeitures of equity awards as incurred.

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

A summary of non-vested stock activity for the two year period ended September 30, 2022 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 2, 2020	40,492	$62.15
Non-vested stock grants	14,954	101.97
Non-vested stock forfeited	(621)	120.77
Restricted stock vested	(17,234)	53.79
Non-vested stock at October 1, 2021	37,591	80.86
Non-vested stock grants	33,911	72.40
Non-vested stock forfeited	(2,040)	73.53
Restricted stock vested	(11,326)	95.34
Non-vested stock September 30, 2022	58,136	73.37

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 1,778 and 2,341 during 2022 and 2021, respectively.  The fair value of restricted stock vested during 2022, 2021 and 2020 was approximately $1,002, $1,950 and $1,288, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,252, $1,179 and $1,032 during 2022, 2021 and 2020, respectively.  The tax benefit recognized during 2022, 2021 and 2020 related to stock based compensation was $295, $287 and $252, respectively.  Unrecognized compensation cost related to non-vested stock as of September 30, 2022 was $2,481, which amount will be amortized to expense through November 2025 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2022 and in prior years have been granted at their fair market value on the date of grant.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees.

A summary of RSU activity follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 2, 2020	67,821	$68.34
RSUs granted	20,059	88.49
RSUs vested	(18,112)	70.39
RSUs at October 1, 2021	69,768	73.60
RSUs granted	19,758	101.22
RSUs forfeited	(1,340)	74.62
RSUs vested	(22,192)	71.42
RSUs at September 30, 2022	65,994	82.58

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company were 3,331 and 3,320 during 2022 and 2021, respectively.  The fair value of restricted stock recognized as a tax deduction during 2022, 2021 and 2020 was approximately $3,240, $3,353 and $1,600, respectively.

Stock compensation expense, net of forfeitures, related to restricted stock units was $2,522, $2,895 and $1,611 for the years ended September 30, 2022, October 1, 2021 and October 2, 2020, respectively.  The tax benefit recognized during 2022, 2021 and 2020 related to restricted stock unit based compensation was $242, $290 and $166, respectively. Unrecognized compensation cost related to non-vested restricted stock units as of September 30, 2022 was $1,583, which amount will be amortized to expense through September 2024 or adjusted for changes in future estimated or actual forfeitures.

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

The Company issued 5,112, 0 and 2,190 shares of Class A common stock under the Purchase Plan during the years 2022, 2021 and 2020, respectively, and recognized expense of $355, $86 and $43 in 2022, 2021 and 2020, respectively.

11    RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family. These transactions include product purchases, aviation services, office rental, and facility fees.  Total costs of these transactions were $1,425, $1,243 and $1,099 for 2022, 2021 and 2020, respectively.  Amounts due to/from related parties were immaterial at September 30, 2022 and October 1, 2021.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At September 30, 2022, the right to returns asset was $768 and the accrued returns liability was $2,173. At October 1, 2021, the right to returns asset was $769 and the accrued returns liability was $2,061. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

13    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin. During the years ended September 30, 2022, October 1, 2021, and October 2, 2020, combined sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $97,174, $114,008, and $93,478 respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2022	2021	2020
Net sales:
Fishing:
Unaffiliated customers	$525,563	$552,073	$449,186
Interunit transfers	1,019	927	692
Camping:
Unaffiliated customers	70,308	62,879	41,554
Interunit transfers	47	42	38
Watercraft Recreation:
Unaffiliated customers	67,884	66,396	41,786
Interunit transfers	56	207	71
Diving
Unaffiliated customers	78,862	69,433	60,853
Interunit transfers	12	14	20
Other / Corporate	738	870	830
Eliminations	(1,134)	(1,190)	(821)
Total	$743,355	$751,651	$594,209
Operating profit (loss):
Fishing	$65,433	$122,490	$95,884
Camping	13,415	14,025	4,406
Watercraft Recreation	6,173	9,173	(329)
Diving	4,705	1,530	(2,576)
Other / Corporate	(23,416)	(35,935)	(26,315)
	$66,310	$111,283	$71,070
Depreciation and amortization expense:
Fishing	$9,690	$8,770	$8,654
Camping	727	644	639
Watercraft Recreation	620	707	899
Diving	635	765	1,761
Other / Corporate	2,562	2,515	2,973
	$14,234	$13,401	$14,926
Capital expenditures:
Fishing	$26,114	$18,570	$12,847
Camping	87	399	206
Watercraft Recreation	1,079	681	685
Diving	834	742	947
Other / Corporate	3,576	1,017	915
	$31,690	$21,409	$15,600
Goodwill, net:
Fishing	$11,160	$11,221
Camping	—	—
Watercraft Recreation	—	—
Diving	—	—
	$11,160	$11,221
Total assets (end of period):
Fishing	$382,850	$285,321
Camping	59,247	54,276
Watercraft Recreation	33,496	27,530
Diving	76,475	67,069
Other / Corporate	127,863	240,091
	$679,931	$674,287

A summary of the Company’s operations by geographic area is presented below:

	2022	2021	2020
Net sales:
United States:
Unaffiliated customers	$649,867	$659,330	$525,204
Interunit transfers	34,212	30,593	17,503
Europe:
Unaffiliated customers	34,427	30,509	28,880
Interunit transfers	12,109	9,974	8,561
Canada:
Unaffiliated customers	44,635	48,867	29,512
Interunit transfers	—	12	35
Other:
Unaffiliated customers	14,425	12,945	10,613
Interunit transfers	17	106	10
Eliminations	(46,337)	(40,685)	(26,109)
	$743,355	$751,651	$594,209
Total assets:
United States	$581,004	$574,916
Europe	40,040	45,916
Canada and other	58,887	53,455
	$679,931	$674,287
Long-term assets (1):
United States	$177,191	$158,868
Europe	6,363	8,038
Canada and other	4,650	2,988
	$188,204	$169,894

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

15    VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2022, 2021 and 2020:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year Ended September 30, 2022
Allowance for doubtful accounts	$2,494	$30	$1,487	$1,037
Reserves for inventory valuation	5,548	4,409	868	9,089
Valuation of deferred tax assets	6,372	1,072	744	6,700
Reserves for sales returns	2,095	2,429	2,324	2,200
Year ended October 1, 2021
Allowance for doubtful accounts	$2,697	$308	$511	$2,494
Reserves for inventory valuation	5,385	518	355	5,548
Valuation of deferred tax assets	6,524	1,352	1,504	6,372
Reserves for sales returns	3,043	1,705	2,653	2,095
Year ended October 2, 2020
Allowance for doubtful accounts	$2,550	$2,095	$1,948	$2,697
Reserves for inventory valuation	5,223	878	716	5,385
Valuation of deferred tax assets	5,964	875	315	6,524
Reserves for sales returns	4,880	1,532	3,369	3,043

16    QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$153,524	$165,667	$189,623	$206,156	$203,819	$213,568	$196,389	$166,260
Gross profit	60,631	75,030	68,585	93,254	73,509	97,511	68,607	68,330
Operating profit	13,760	23,557	15,429	36,036	23,799	38,099	13,322	13,591
Income before income taxes	14,589	26,011	13,210	37,310	19,244	39,074	11,845	10,527
Income tax expense	3,733	6,164	3,310	9,476	5,162	10,300	2,192	3,601
Net income	$10,856	$19,847	$9,900	$27,834	$14,082	$28,774	$9,653	$6,926
Net income per common share - Basic:
Class A	$1.08	$1.99	$0.99	$2.78	$1.40	$2.87	$0.96	$0.70
Class B	$0.98	$1.81	$0.90	$2.53	$1.27	$2.61	$0.87	$0.62
Net income per common share - Diluted:
Class A	$1.07	$1.96	$0.97	$2.74	$1.38	$2.83	$0.95	$0.68
Class B	$1.07	$1.96	$0.97	$2.74	$1.38	$2.83	$0.95	$0.68

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the entire year.