Form 10-Q
period 2022-12-30
JOHNSON OUTDOORS INC
filed 2023-02-03
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 27, 2023, 9,033,439 shares of Class A and 1,207,798 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three months ended December 30, 2022 and December 31, 2021	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three months ended December 30, 2022 and December 31, 2021	- 2

		Condensed Consolidated Balance Sheets -December 30, 2022, September 30, 2022, and December 31, 2021	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three months ended December 30, 2022 and December 31, 2021	- 4

		Condensed Consolidated Statements of Cash Flows - Three months ended December 30, 2022 and December 31, 2021	- 5

		Notes to Condensed Consolidated Financial Statements	- 6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 23

	Item 4.	Controls and Procedures	- 23

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 23

	Item 1A.	Risk Factors	- 23

	Item 6.	Exhibits	- 23

		Signatures	- 24

		Exhibit Index	- 25

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(thousands, except per share data)	December 30, 2022	December 31, 2021
Net sales	$178,337	$153,524
Cost of sales	115,558	92,893
Gross profit	62,779	60,631
Operating expenses:
Marketing and selling	33,498	28,232
Administrative management, finance and information systems	16,284	12,230
Research and development	7,525	6,409
Total operating expenses	57,307	46,871
Operating profit	5,472	13,760
Interest income	(827)	(93)
Interest expense	37	38
Other income, net	(1,904)	(774)
Profit before income taxes	8,166	14,589
Income tax expense	2,287	3,733
Net income	$5,879	$10,856

Weighted average common shares - Basic:
Class A	8,939	8,888
Class B	1,208	1,209
Participating securities	21	41
Weighted average common shares - Dilutive	10,168	10,138
Net income per common share - Basic:
Class A	$0.58	$1.08
Class B	$0.53	$0.98
Net income per common share - Diluted:
Class A	$0.57	$1.07
Class B	$0.57	$1.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(thousands)	December 30, 2022	December 31, 2021
Net income	$5,879	$10,856
Other comprehensive income (loss):
Foreign currency translation	2,937	(423)
Defined benefit pension plan:
Change in pension plans, net of tax of $3 and $5, respectively	8	16
Total other comprehensive income (loss)	2,945	(407)
Total comprehensive income	$8,824	$10,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	December 30, 2022	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$103,422	$129,803	$167,473
Accounts receivable, net	120,553	91,919	86,689
Inventories	251,525	248,649	217,431
Other current assets	11,024	9,945	14,815
Total current assets	486,524	480,316	486,408
Property, plant and equipment, net of accumulated depreciation of $176,501, $171,843 and $167,216, respectively	91,803	89,125	74,064
Right of use assets	55,647	56,625	47,443
Deferred income taxes	11,455	11,411	13,187
Goodwill	11,167	11,160	11,217
Other intangible assets, net	8,306	8,372	8,570
Other assets	24,194	22,922	31,465
Total assets	$689,096	$679,931	$672,354
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,058	$53,796	$59,241
Current lease liability	7,510	7,223	5,646
Accrued liabilities:
Salaries, wages and benefits	18,022	20,806	19,709
Accrued warranty	9,698	9,639	12,745
Income taxes payable	4,825	3,186	10,366
Accrued discounts and returns	6,253	5,214	6,280
Accrued customer programs	3,943	4,726	5,911
Other	10,129	10,123	8,104
Total current liabilities	117,438	114,713	128,002
Non-current lease liability	49,519	50,680	42,817
Deferred income taxes	1,849	1,752	1,627
Retirement benefits	1,610	1,563	1,511
Deferred compensation liability	22,684	21,466	29,837
Other liabilities	1,775	1,743	1,947
Total liabilities	194,875	191,917	205,741
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,033,439, 8,984,253 and 8,949,163, respectively	453	451	449
Class B shares issued and outstanding: 1,207,798, 1,207,798 and 1,207,882, respectively	61	61	61
Capital in excess of par value	86,923	87,351	83,869
Retained earnings	405,574	402,821	378,352
Accumulated other comprehensive income	3,565	620	6,979
Treasury stock at cost, shares of Class A common stock: 31,265, 45,961 and 43,493, respectively	(2,355)	(3,290)	(3,097)
Total shareholders’ equity	494,221	488,014	466,613
Total liabilities and shareholders’ equity	$689,096	$679,931	$672,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Three Months Ended December 30, 2022
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 30, 2022	10,192,051	$512	$87,351	$402,821	$620	$(3,290)
Net income	—	—	—	5,879	—	—
Dividends declared	—	—	—	(3,126)	—	—
Award of non-vested shares	56,799	2	(1,381)	—	—	1,379
Stock-based compensation	—	—	953	—	—	—
Currency translation adjustment	—	—	—	—	2,937	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Purchase of treasury stock at cost	(7,613)	—	—	—	—	(444)
BALANCE AT DECEMBER 30, 2022	10,241,237	$514	$86,923	$405,574	$3,565	$(2,355)

Three Months Ended December 31, 2021
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 1, 2021	10,127,200	$509	$82,899	$370,501	$7,386	$(2,790)
Net income	—	—	—	10,856	—	—
Dividends declared	—	—	—	(3,005)	—	—
Award of non-vested shares	34,422	1	(2)	—	—	—
B to A conversion	—	—	(154)	—	—	154
Stock-based compensation	—	—	1,126	—	—	—
Currency translation adjustment	—	—	—	—	(423)	—
Change in pension plans, net of tax of $5	—	—	—	—	16	—
Purchase of treasury stock at cost	(4,577)	—	—	—	—	(461)
BALANCE AT DECEMBER 31, 2021	10,157,045	$510	$83,869	$378,352	$6,979	$(3,097)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	December 30, 2022	December 31, 2021
CASH USED FOR OPERATING ACTIVITIES
Net income	$5,879	$10,856
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	3,697	3,429
Amortization of intangible assets	66	63
Amortization of deferred financing costs	9	9
Stock based compensation	953	1,126
Loss on disposal of productive assets	71	1
Deferred income taxes	9	(73)
Change in operating assets and liabilities:
Accounts receivable, net	(28,166)	(15,525)
Inventories, net	(1,214)	(50,993)
Accounts payable and accrued liabilities	2,308	(7,447)
Other current assets	(1,055)	(1,955)
Other long-term liabilities	(196)	(2,622)
Other, net	69	358
	(17,570)	(62,773)
CASH USED FOR INVESTING ACTIVITIES
Capital expenditures	(6,649)	(6,244)
	(6,649)	(6,244)
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(3,126)	(3,005)
Purchases of treasury stock	(444)	(461)
	(3,570)	(3,466)
Effect of foreign currency rate changes on cash	1,408	(492)
Decrease in cash and cash equivalents	(26,381)	(72,975)
CASH AND CASH EQUIVALENTS
Beginning of period	129,803	240,448
End of period	$103,422	$167,473

Supplemental Disclosure:
Non-cash treasury stock activity	$1,379	$—
Cash paid for taxes	737	2,853
Cash paid for interest	28	28

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of December 30, 2022 and December 31, 2021, and their results of operations for the three month periods then ended and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 which was filed with the Securities and Exchange Commission on December 9, 2022.

Due to seasonal variations and other factors, some of which are described herein, including related to the aftereffects of the COVID-19 pandemic and the ensuing related disruptions to the global supply chains and logistics infrastructure, and the current inflationary environment (especially as it relates to the cost of raw materials and purchased components), the results of operations for the three months ended December 30, 2022 are not necessarily indicative of the results to be expected for the Company’s full 2023 fiscal year.  The current economic and business environment, including as it relates to inflationary pressures, combined with the continued impact of the pandemic on the global supply chain (specifically with respect to the sourcing, timing, availability and cost of raw materials and components that are necessary to manufacture our products) is beyond our control and remains highly uncertain and cannot be predicted at this time. See “Seasonality” and "Coronavirus (COVID-19)" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

The Company considers all short-term investments in interest-bearing accounts and all securities and other instruments with an original maturity of three months or less, to be equivalent to cash. Cash equivalents are stated at cost which approximates market value.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $1,151, $1,037 and $2,662 as of December 30, 2022, September 30, 2022 and December 31, 2021, respectively. The increase in net accounts receivable to $120,553 as of December 30, 2022 from $91,919 as of September 30, 2022 is attributable to the seasonal nature of the Company’s business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

Index	JOHNSON OUTDOORS INC.
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

For the three month periods ended December 30, 2022 and December 31, 2021, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three month periods ended December 30, 2022 and December 31, 2021, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 60,390 and 37,916 for the three months ended December 30, 2022 and December 31, 2021, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 53,699 and 26,232 for the three months ended December 30, 2022 and December 31, 2021, respectively.

Dividends per share

Dividends per share for the three month periods ended December 30, 2022 and December 31, 2021 were as follows:

	Three Months Ended
	December 30, 2022	December 31, 2021
Dividends declared per common share:
Class A	$0.31	$0.30
Class B	$0.28	$0.27

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2012 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 395,018 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at December 30, 2022. Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan, which no longer allows for additional share grants, also remain outstanding.

Non-vested Stock

Index	JOHNSON OUTDOORS INC.
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

A summary of non-vested stock activity for the three months ended December 30, 2022 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 30, 2022	58,136	$73.37
Non-vested stock grants	16,143	56.55
Restricted stock vested	(7,350)	71.43
Non-vested stock at December 30, 2022	66,929	69.52

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,289 and 1,778 during the three month periods ended December 30, 2022 and December 31, 2021, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $456 and $295 for the three month periods ended December 30, 2022 and December 31, 2021, respectively. Unrecognized compensation cost related to non-vested stock as of December 30, 2022 was $2,938, which amount will be amortized to expense through December 2026 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended December 30, 2022 and December 31, 2021 was $429 and $573, respectively.

Restricted Stock Units

All restricted stock units (RSUs) awarded by the Company have been granted in the form of units payable in shares of Class A common stock upon vesting. The units are valued at the fair market value of a share of Class A common stock on the date of grant and vest within one year from the date of grant for RSUs granted to directors, subject to satisfaction of applicable performance criteria, and three years from the date of grant for RSUs granted to employees.  The fair value at the date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.

A summary of RSU activity for the three months ended December 30, 2022 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 30, 2022	65,994	$82.58
RSUs granted	36,484	56.54
RSUs vested	(26,742)	64.51
RSUs at December 30, 2022	75,736	76.42

Stock compensation expense, net of forfeitures, related to RSUs was $476 and $727 for the three month periods ended December 30, 2022 and December 31, 2021, respectively. Unrecognized compensation cost related to non-vested RSUs as of December 30, 2022 was $3,175, which amount will be amortized to expense through September 2025 or adjusted for changes in future estimated or actual forfeitures.

Index	JOHNSON OUTDOORS INC.
RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 5,055 and 2,799 during the three month periods ended December 30, 2022 and December 31, 2021, respectively.

The fair value of restricted stock units recognized as a tax deduction during the three month periods ended December 30, 2022 and December 31, 2021 was $2,247 and $2,759, respectively.

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

During the three month period ended December 30, 2022, the Company issued 0 shares of Class A common stock and recognized $21 of expense in connection with the Employees' Stock Purchase Plan. During the three month period ended December 31, 2021, the Company issued 0 shares of Class A common stock and recognized $104 of expense in connection with the Plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of December 30, 2022, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 16 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 30, 2022 and December 31, 2021 were as follows:

	Three months ended
	December 30, 2022	December 31, 2021
Lease Cost
Operating lease costs	$2,430	$2,107
Short-term lease costs	529	414
Variable lease costs	41	45
Total lease cost	$3,000	$2,566

Index	JOHNSON OUTDOORS INC.
Included in the amounts in the table above were rent expense to related parties of $314 and $291 for the three months ended December 30, 2022 and December 31, 2021, respectively.

As of December 30, 2022, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended December 30, 2022. As of December 30, 2022, the Company did not have any significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Three months ended
	December 30, 2022	December 31, 2021
Operating leases:

Operating lease ROU assets	$55,647	$47,443

Current operating lease liabilities	7,510	5,646
Non-current operating lease liabilities	49,519	42,817
Total operating lease liabilities	$57,029	$48,463

Weighted average remaining lease term (in years)	12.21	12.15

Weighted average discount rate	3.15%	3.09%

Cash paid for amounts included in the measurement of lease liabilities	$2,149	$1,875

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at December 30, 2022 were as follows:

Year	Related parties included in total	Total
Remainder of 2023	$929	$6,822
2024	1,270	8,166
2025	1,308	7,545
2026	1,348	5,878
2027	226	4,710
Thereafter	—	36,096
Total undiscounted lease payments	5,081	69,217
Less: Imputed interest	(155)	(12,188)
Total net lease liability	$4,926	$57,029

6    INCOME TAXES

For the three months ended December 30, 2022 and December 31, 2021, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended
(thousands, except tax rate data)	December 30, 2022	December 31, 2021
Profit before income taxes	$8,166	$14,589
Income tax expense	2,287	3,733
Effective income tax rate	28.0%	25.6%

The increase in the effective tax rate for the three months ended December 30, 2022 compared to the three months ended December 31, 2021 was primarily due to the unfavorable tax expense impact of stock-based compensation awards in the current year period, compared to a tax benefit for similar awards in the prior year period.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended December 30, 2022 and December 31, 2021 were:

December 30, 2022	December 31, 2021
Indonesia	Indonesia
Switzerland	Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2023 fiscal year tax expense is anticipated to be unchanged related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	December 30, 2022	September 30, 2022	December 31, 2021
Raw materials	$149,986	$166,443	$150,064
Work in process	229	230	142
Finished goods	101,310	81,976	67,225
	$251,525	$248,649	$217,431

8    GOODWILL

The changes in goodwill during the three months ended December 30, 2022 and December 31, 2021 were as follows:

	December 30, 2022	December 31, 2021
Balance at beginning of period	$11,160	$11,221
Amount attributable to movements in foreign currency rates	7	(4)
Balance at end of period	$11,167	$11,217

Index	JOHNSON OUTDOORS INC.
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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the three months ended December 30, 2022 and December 31, 2021.

	December 30, 2022	December 31, 2021
Balance at beginning of period	$9,639	$14,073
Expense accruals for warranties issued during the period	1,852	767
Less current period warranty claims paid	1,793	2,095
Balance at end of period	$9,698	$12,745

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

11    INDEBTEDNESS

The Company had no debt outstanding at December 30, 2022, September 30, 2022, or December 31, 2021.

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

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both December 30, 2022 and December 31, 2021 were approximately 5.4% and 1.1%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

Index	JOHNSON OUTDOORS INC.
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 30, 2022 or December 31, 2021.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $173 and $181 as of December 30, 2022 and December 31, 2021, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 12% of the Company’s revenues for the three month period ended December 30, 2022 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 5% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 30, 2022 and December 31, 2021, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at December 30, 2022, September 30, 2022 and December 31, 2021 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Valuation Techniques

Index	JOHNSON OUTDOORS INC.
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

The following table summarizes the Company’s financial assets measured at fair value as of December 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$22,684	$—	$—	$22,684

The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$21,436	$—	$—	$21,436

The following table summarizes the Company’s financial assets measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$29,835	$—	$—	$29,835

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended December 30, 2022 and December 31, 2021 was:

		Three Months Ended
	Location of income recognized in Statement of Operations	December 30, 2022	December 31, 2021
Rabbi trust assets	Other income, net	$1,383	$1,095

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended December 30, 2022 or December 31, 2021.

14    NEW ACCOUNTING PRONOUNCEMENTS

    Recently issued accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. Subsequently in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848)—Deferral of the Sunset Date of Topic 848, which delayed the effective date to December 31, 2024. The Company does not expect this guidance to have a significant impact on its financial statements and disclosures.

Index	JOHNSON OUTDOORS INC.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At December 30, 2022, the right to returns asset was $834 and the accrued returns liability was $2,317. At December 31, 2021, the right to returns asset was $780 and the accrued returns liability was $2,092. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

16    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three month period ended December 30, 2022, combined net sales to two customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $50,062 of the Company's consolidated revenues. During the three month period ended December 31, 2021, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $27,305 of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended
	December 30, 2022	December 31, 2021	September 30, 2022
Net sales:
Fishing:
Unaffiliated customers	$137,821	$108,181
Interunit transfers	220	175
Camping:
Unaffiliated customers	11,607	14,118
Interunit transfers	6	16
Watercraft Recreation:
Unaffiliated customers	9,633	14,598
Interunit transfers	25	2
Diving
Unaffiliated customers	19,042	16,490
Interunit transfers	17	1
Other / Corporate	234	137
Eliminations	(268)	(194)
Total	$178,337	$153,524
Operating profit (loss):
Fishing	$15,572	$16,292
Camping	753	2,750
Watercraft Recreation	(415)	1,531
Diving	13	453
Other / Corporate	(10,451)	(7,266)
	$5,472	$13,760
Total assets (end of period):
Fishing	$404,600	$344,104	$382,850
Camping	55,977	48,204	59,247
Watercraft Recreation	37,053	35,652	33,496
Diving	81,518	67,549	76,475
Other / Corporate	109,948	176,845	127,863
	$689,096	$672,354	$679,931
1

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended December 30, 2022 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$791	$(171)	$620
Other comprehensive loss before reclassifications	2,937	—	2,937
Amounts reclassified from accumulated other comprehensive income	—	11	11
Tax effects	—	(3)	(3)
Balance at December 30, 2022	$3,728	$(163)	$3,565

The changes in AOCI by component, net of tax, for the three months ended December 31, 2021 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 1, 2021	$7,606	$(220)	$7,386
Other comprehensive income before reclassifications	(423)	—	(423)
Amounts reclassified from accumulated other comprehensive income	—	21	21
Tax effects	—	(5)	(5)
Balance at December 31, 2021	$7,183	$(204)	$6,979

    The reclassifications out of AOCI for the three months ended December 30, 2022 and December 31, 2021 were as follows:

	Three Months Ended
	December 30, 2022	December 31, 2021	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$11	$21	Other income and expense
Tax effects	(3)	(5)	Income tax expense
Total reclassifications for the period	$8	$16

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended December 30, 2022 and December 31, 2021. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•Forward Looking Statements
•Trademarks
•Overview
•Results of Operations
•Liquidity and Financial Condition
•Contractual Obligations and Off Balance Sheet Arrangements
•Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 which was filed with the Securities and Exchange Commission on December 9, 2022.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on December 9, 2022 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from political instability (and its impact on the economies in jurisdictions where the Company has operations); uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic which has affected, and may continue to affect, market and economic conditions, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, necessary to manufacture and produce the Company's products including related to shortages in procuring necessary raw materials and components to manufacture and produce such products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions and other factors impacting climate change legislation. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Coronavirus (COVID-19)

The COVID-19 pandemic drove consumer desire to engage in socially distant and safe activities outdoors. As a result, increased participation in outdoor recreation also increased demand for our products across many of our Company segments. Beginning in fiscal 2023, however, we are beginning to see a reduction in consumer demand across some of our segments.

Index	JOHNSON OUTDOORS INC.
COVID-19 and the resulting macroeconomic dynamics have also caused widely-documented supply chain and logistics disruptions across industries, as well as inflationary pressures (especially as it relates to raw material and purchased component prices). These factors have impacted the timing, sourcing, availability and cost of raw materials and components that are necessary to manufacture our products, all of which adversely impacted our margins and inventory levels during fiscal 2022 and into the first quarter of fiscal 2023. During the first quarter of fiscal 2023, however, we experienced some improvement in the availability of certain components necessary for manufacturing our products, specifically in the Fishing segment.

Because the Company expects that supply chain and logistics disruptions and inflationary pricing conditions will continue throughout fiscal 2023, the Company remains focused on evaluating and pursuing additional options (beyond building inventory) to meet the demand for its products, including related to evaluating options to improve margins such as implementing customer price increases. Nonetheless, these factors remain fluid and will likely adversely impact the cost of goods sold for future sales of product.

Highlights

Net sales of $178,337 for the first quarter of fiscal 2023 increased $24,813, or 16%, from the same period in the prior year. While sales increased overall, the increased cost of goods sold associated with higher inventory costs resulting from component availability and continued supply chain disruptions, as described above, have resulted in lower gross margins. Furthermore, higher operating expenses helped drive the $8,288 decrease in operating profit over the prior year quarter.

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

	Fiscal Year
	2022		2021		2020
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	21%	22%	22%	22%	10%
March	26%	23%	27%	32%	27%	45%
June	27%	36%	29%	34%	23%	17%
September	26%	20%	22%	12%	28%	28%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended
	December 30, 2022	December 31, 2021
Net sales:
Fishing	$138,041	$108,356
Camping	11,613	14,134
Watercraft Recreation	9,658	14,600
Diving	19,059	16,491
Other / Eliminations	(34)	(57)
Total	$178,337	$153,524
Operating profit (loss):
Fishing	$15,572	$16,292
Camping	753	2,750
Watercraft Recreation	(415)	1,531
Diving	13	453
Other / Eliminations	(10,451)	(7,266)
Total	$5,472	$13,760

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended December 30, 2022 were $178,337, an increase of $24,813, or 16%, compared to $153,524 for the three months ended December 31, 2021. Foreign currency translation had an unfavorable impact of approximately 1% on current year first quarter net sales compared to the prior year's first quarter net sales.

Net sales for the three months ended December 30, 2022 for the Fishing business were $138,041, an increase of $29,685, or 27%, from $108,356 during the first fiscal quarter of the prior year. The increase in sales over the prior year quarter is primarily attributable to increased supply and component availability versus the prior year quarter, resulting in our ability to fill more orders with distributors and retail partners, as well as price increases.

Net sales for the Camping business were $11,613 for the first quarter of the current fiscal year, a decrease of $2,521, or 18%, from the prior year net sales during the same period of $14,134 due to decreased sales of Jetboil and Eureka! consumer camping products, as consumer demand declined from the increased levels seen during the pandemic.

Net sales for the first quarter of fiscal 2023 for the Watercraft Recreation business were $9,658, a decrease of $4,942, or 34%, compared to $14,600 in the prior year same period. Reductions in consumer demand from the elevated levels seen during the pandemic drove the decline from the prior year.

Net sales for Diving, our most global business, for the first quarter of fiscal 2023 were $19,059, an increase of $2,568 or 16% versus $16,491 for the three months ended December 31, 2021. As destination travel has rebounded, sales volumes have increased along with the increase in tourism, partially offset by an unfavorable foreign currency translation impact on sales in this segment of approximately 6% versus the prior year quarter.

Cost of Sales

Cost of sales for the three months ended December 30, 2022 of $115,558 increased $22,665 compared to $92,893 for the three months ended December 31, 2021.  The increase year over year was driven in part by increased sales volumes. Additionally, while the Company began to see some relief in freight and material costs during the quarter, the cost of components, parts and other raw materials in inventory, in some cases at significantly higher price points than what was historically paid, also contributed to the increase over the prior year.

Gross Profit Margin

Index	JOHNSON OUTDOORS INC.
For the three months ended December 30, 2022, gross profit as a percentage of net sales was 35.2% compared to 39.5% in the three month period ended December 31, 2021. While the Company had increased sales volumes and has implemented price increases across product lines, these actions were not enough to offset the higher costs of inventory between quarters, as discussed above.

Operating Expenses

Operating expenses were $57,307 for the three months ended December 30, 2022, compared to $46,871 for the three months ended December 31, 2021.  The increase of $10,436 was primarily due to the impact of higher sales volume-driven expenses, as well as higher compensation, health insurance and professional services costs between quarters.

Operating Profit

Operating profit on a consolidated basis for the three month period ended December 30, 2022 was $5,472, compared to an operating profit of $13,760 in the first quarter of the prior fiscal year.   Higher operating expenses and a drop in gross profit, as discussed above, were the primary drivers of the decrease in operating profit between quarters.

Interest

Interest expense was $37 and $38 for the three months ended December 30, 2022 and December 31, 2021, respectively. Interest income was $827 for the three months ended December 30, 2022 compared to $93 for the three months ended December 31, 2021 due to an increase in interest rates between quarters.

Other Expense (Income), net

Other income was $1,904 for the three months ended December 30, 2022 compared to $774 in the prior year period.  Net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $1,535 in the three month period ended December 30, 2022 compared to $1,334 in the three month period ended December 31, 2021. For the three months ended December 30, 2022, foreign currency exchange gains were $276 compared to losses of $366 for the three months ended December 31, 2021.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month period ended December 30, 2022 was 28.0%, compared to 25.6% in the corresponding period of the prior year.

Net Income

Net income for the three months ended December 30, 2022 was $5,879, or $0.57 per diluted common class A and B share, compared to net income of $10,856, or $1.07 per diluted common class A and B share, for the first quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents totaled $103,422 as of December 30, 2022, compared to cash and cash equivalents of $167,473 as of December 31, 2021.  The decrease in cash year over year was due primarily to the Company's decision to build and procure numerous categories of inventory (in some cases at significantly higher prices than was historically paid) in an attempt to mitigate against potential shortages since the prior year first quarter. The Company’s debt to total capitalization ratio was 0% as of December 30, 2022 and December 31, 2021.  The Company’s total debt balance was $0 as of each of December 30, 2022 and December 31, 2021.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $120,553 as of December 30, 2022, an increase of $33,864 compared to $86,689 as of December 31, 2021.  The increase is consistent with increased sales volumes year over year. Inventories were $251,525 as of December 30, 2022, an increase of $34,094, compared to $217,431 as of December 31, 2021. As noted above, the increase in our inventory balances over the prior year period is primarily due to increased purchases since then, in many instances at higher costs, in an attempt to build inventory with the goal of mitigating and/or preparing for a continuing disruption of the supply chain. Accounts payable were $57,058 at December 30, 2022 compared to $59,241 as of December 31, 2021.

Index	JOHNSON OUTDOORS INC.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended
(thousands)	December 30, 2022	December 31, 2021
Cash (used for) provided by:
Operating activities	$(17,570)	$(62,773)
Investing activities	(6,649)	(6,244)
Financing activities	(3,570)	(3,466)
Effect of foreign currency rate changes on cash	1,408	(492)
Decrease in cash and cash equivalents	$(26,381)	$(72,975)

Operating Activities

Cash used for operations totaled $17,570 for the three months ended December 30, 2022 compared to $62,773 during the corresponding period of the prior fiscal year.  The decrease in cash used for operations over the prior year three month period was due primarily to higher inventory purchases in the prior year period, due to the Company's decision to build and procure certain raw material and component inventory in its attempt to mitigate against shortages in meeting product demand. Depreciation and amortization charges were $3,763 for the three month period ended December 30, 2022 compared to $3,492 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $6,649 for the three months ended December 30, 2022 compared to $6,244 for the corresponding period of the prior fiscal year, which was all related to capital expenditures. Any additional capital expenditures in fiscal 2023 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $3,570 for the three months ended December 30, 2022 compared to $3,466 for the three month period ended December 31, 2021 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either quarter ended December 30, 2022 and December 31, 2021. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of December 30, 2022 the Company held approximately $46,959 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended December 30, 2022.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $173 and $181 as of December 30, 2022 and December 31, 2021, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2022 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission

Index	JOHNSON OUTDOORS INC.
on December 9, 2022. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended December 30, 2022.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2022, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 9, 2022. There have been no significant changes to our market risk in the three months ended December 30, 2022.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on December 9, 2022.

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

Index	JOHNSON OUTDOORS INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 3, 2023
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2022 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.