Form 10-Q
period 2023-03-31
JOHNSON OUTDOORS INC
filed 2023-05-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 28, 2023, 9,045,664 shares of Class A and 1,207,798 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and six months ended March 31, 2023 and April 1, 2022	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three and six months ended March 31, 2023 and April 1, 2022	- 2

		Condensed Consolidated Balance Sheets - March 31, 2023, September 30, 2022, and April 1, 2022	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and six months ended March 31, 2023 and April 1, 2022	- 4

		Condensed Consolidated Statements of Cash Flows - Six months ended March 31, 2023 and April 1, 2022	- 5

		Notes to Condensed Consolidated Financial Statements	- 6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 24

	Item 4.	Controls and Procedures	- 24

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 24

	Item 1A.	Risk Factors	- 25

	Item 6.	Exhibits	- 25

		Signatures	- 25

		Exhibit Index	- 26

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net sales	$202,115	$189,623	$380,452	$343,147
Cost of sales	126,780	121,038	242,338	213,931
Gross profit	75,335	68,585	138,114	129,216
Operating expenses:
Marketing and selling	40,583	35,691	74,081	63,923
Administrative management, finance and information systems	15,022	10,249	31,306	22,479
Research and development	8,340	7,216	15,865	13,625
Total operating expenses	63,945	53,156	121,252	100,027
Operating profit	11,390	15,429	16,862	29,189
Interest income	(735)	(102)	(1,562)	(195)
Interest expense	38	49	75	87
Other (income) expense, net	(7,861)	2,272	(9,765)	1,498
Profit before income taxes	19,948	13,210	28,114	27,799
Income tax expense	5,087	3,310	7,374	7,043
Net income	$14,861	$9,900	$20,740	$20,756

Weighted average common shares - Basic:
Class A	8,970	8,914	8,954	8,902
Class B	1,208	1,208	1,208	1,208
Participating securities	20	28	17	32
Weighted average common shares - Dilutive	10,198	10,150	10,179	10,142
Net income per common share - Basic:
Class A	$1.47	$0.99	$2.05	$2.07
Class B	$1.33	$0.90	$1.86	$1.88
Net income per common share - Diluted:
Class A	$1.45	$0.97	$2.02	$2.04
Class B	$1.45	$0.97	$2.02	$2.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(thousands)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net income	$14,861	$9,900	$20,740	$20,756
Other comprehensive income (loss):
Foreign currency translation	507	168	3,444	(255)
Defined benefit pension plan:
Change in pension plans, net of tax of $3, $6, $6 and $11, respectively	8	16	16	32
Total other comprehensive income (loss)	515	184	3,460	(223)
Total comprehensive income	$15,376	$10,084	$24,200	$20,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	March 31, 2023	September 30, 2022	April 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$107,648	$129,803	$113,186
Accounts receivable, net	144,600	91,919	119,517
Inventories	236,671	248,649	235,220
Other current assets	7,371	9,945	11,232
Total current assets	496,290	480,316	479,155
Property, plant and equipment, net of accumulated depreciation of $171,961, $171,843 and $170,277, respectively	93,740	89,125	80,155
Right of use assets	54,080	56,625	47,225
Deferred income taxes	11,478	11,411	13,142
Goodwill	11,169	11,160	11,235
Other intangible assets, net	8,505	8,372	8,504
Other assets	25,620	22,922	29,373
Total assets	$700,882	$679,931	$668,789
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,855	$53,796	$56,720
Current lease liability	7,148	7,223	6,080
Accrued liabilities:
Salaries, wages and benefits	18,506	20,806	18,712
Accrued warranty	11,129	9,639	12,083
Income taxes payable	2,438	3,186	4,027
Accrued discounts and returns	8,647	5,214	6,768
Accrued customer programs	4,736	4,726	4,871
Other	11,147	10,123	9,848
Total current liabilities	115,606	114,713	119,109
Non-current lease liability	48,413	50,680	42,233
Deferred income taxes	1,867	1,752	1,653
Retirement benefits	1,635	1,563	1,482
Deferred compensation liability	24,148	21,466	27,790
Other liabilities	1,806	1,743	1,936
Total liabilities	193,475	191,917	194,203
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,047,113, 8,984,253 and 8,960,104, respectively	453	451	450
Class B shares issued and outstanding: 1,207,798, 1,207,798 and 1,207,882, respectively	61	61	61
Capital in excess of par value	87,150	87,351	84,978
Retained earnings	417,274	402,821	385,229
Accumulated other comprehensive income	4,080	620	7,163
Treasury stock at cost, shares of Class A common stock: 20,149, 45,961 and 46,045, respectively	(1,611)	(3,290)	(3,295)
Total shareholders’ equity	507,407	488,014	474,586
Total liabilities and shareholders’ equity	$700,882	$679,931	$668,789

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Six Months Ended March 31, 2023
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 30, 2022	10,192,051	$512	$87,351	$402,821	$620	$(3,290)
Net income	—	—	—	5,879	—	—
Dividends declared	—	—	—	(3,126)	—	—
Award of non-vested shares	56,799	2	(1,381)	—	—	1,379
Stock-based compensation	—	—	953	—	—	—
Currency translation adjustment	—	—	—	—	2,937	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Purchase of treasury stock at cost	(7,613)	—	—	—	—	(444)
BALANCE AT DECEMBER 30, 2022	10,241,237	$514	$86,923	$405,574	$3,565	$(2,355)
Net income	—	—	—	14,861	—	—
Dividends declared	—	—	—	(3,161)	—	—
Award of non-vested shares	13,674	—	(744)	—	—	744
Stock-based compensation	—	—	971	—	—	—
Currency translation adjustment	—	—	—	—	507	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
BALANCE AT MARCH 31, 2023	10,254,911	$514	$87,150	$417,274	$4,080	$(1,611)

Six Months Ended April 1, 2022
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 1, 2021	10,127,200	$509	$82,899	$370,501	$7,386	$(2,790)
Net income	—	—	—	10,856	—	—
Dividends declared	—	—	—	(3,005)	—	—
Award of non-vested shares	34,422	1	(2)	—	—	—
B to A conversion	—	—	(154)	—	—	154
Stock-based compensation	—	—	1,126	—	—	—
Currency translation adjustment	—	—	—	—	(423)	—
Change in pension plans, net of tax of $5	—	—	—	—	16	—
Purchase of treasury stock at cost	(4,577)	—	—	—	—	(461)
BALANCE AT DECEMBER 31, 2021	10,157,045	$510	$83,869	$378,352	$6,979	$(3,097)
Net income	—	—	—	9,900	—	—
Dividends declared	—	—	—	(3,023)	—	—
Award of non-vested shares	13,493	1	—	—	—	—
Stock-based compensation	—	—	959	—	—	—
Currency translation adjustment	—	—	—	—	168	—
Change in pension plans, net of tax of $6	—	—	—	—	16	—
Non-vested stock forfeitures	(2,040)	—	150	—	—	(150)
Purchase of treasury stock at cost	(512)	—	—	—	—	(48)
BALANCE AT APRIL 1, 2022	10,167,986	$511	$84,978	$385,229	$7,163	$(3,295)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	March 31, 2023	April 1, 2022
CASH USED FOR OPERATING ACTIVITIES
Net income	$20,740	$20,756
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	7,697	6,785
Amortization of intangible assets	132	129
Amortization of deferred financing costs	17	17
Stock based compensation	1,924	2,085
Gain on disposal of productive assets	(6,568)	(1)
Deferred income taxes	(4)	(4)
Change in operating assets and liabilities:
Accounts receivable, net	(52,917)	(48,241)
Inventories, net	7,270	(68,853)
Accounts payable and accrued liabilities	1,118	(16,579)
Other current assets	2,616	1,613
Other non-current assets	(10)	—
Other long-term liabilities	(117)	(2,558)
Other, net	7	203
	(18,095)	(104,648)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from sale of productive assets	14,990	2
Capital expenditures	(13,998)	(15,724)
	992	(15,722)
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(6,266)	(6,019)
Purchases of treasury stock	(444)	(509)
	(6,710)	(6,528)
Effect of foreign currency rate changes on cash	1,658	(364)
Decrease in cash and cash equivalents	(22,155)	(127,262)
CASH AND CASH EQUIVALENTS
Beginning of period	129,803	240,448
End of period	$107,648	$113,186

Supplemental Disclosure:
Non-cash treasury stock activity	$2,123	$—
Non-cash dividends	21	9
Cash paid for taxes	8,493	12,422
Cash paid for interest	57	59

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of March 31, 2023 and April 1, 2022, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 which was filed with the Securities and Exchange Commission on December 9, 2022.

Due to seasonal variations and other factors, some of which are described herein, including related to the aftereffects of the COVID-19 pandemic and the ensuing related disruptions to the global supply chains and logistics infrastructure, and the current inflationary environment (especially as it relates to the cost of raw materials and purchased components), the results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the results to be expected for the Company’s full 2023 fiscal year.  The current economic and business environment, including as it relates to inflationary pressures, combined with the continued impact of the pandemic on the global supply chain (specifically with respect to the sourcing, timing, availability and cost of raw materials and components that are necessary to manufacture our products) is beyond our control and remains highly uncertain and cannot be predicted at this time. See “Seasonality” and "Coronavirus (COVID-19)" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for additional information.

The Company considers all short-term investments in interest-bearing accounts and all securities and other instruments with an original maturity of three months or less, to be equivalent to cash. Cash equivalents are stated at cost which approximates market value.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $1,121, $1,037 and $1,504 as of March 31, 2023, September 30, 2022 and April 1, 2022, respectively. The increase in net accounts receivable to $144,600 as of March 31, 2023 from $91,919 as of September 30, 2022 is primarily attributable to the seasonal nature of the Company’s business. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and six month periods ended March 31, 2023 and April 1, 2022, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three and six month periods ended March 31, 2023 and April 1, 2022, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 67,732 and 39,163 for the three months ended March 31, 2023 and April 1, 2022, respectively, and 64,061 and 38,540 for the six months ended March 31, 2023 and April 1, 2022, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 55,238 and 37,904 for the three months ended March 31, 2023 and April 1, 2022, respectively, and 58,605 and 33,966 for the six months ended March 31, 2023 and April 1, 2022, respectively.

Dividends per share

Dividends per share for the three and six month periods ended March 31, 2023 and April 1, 2022 were as follows:

	Three Months Ended		Six months ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Dividends declared per common share:
Class A	$0.31	$0.30	$0.62	$0.60
Class B	$0.28	$0.27	$0.56	$0.55

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 451,211 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at March 31, 2023. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan and its 2010 Long-Term Stock Incentive Plan, which no longer allow for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the six months ended March 31, 2023 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 30, 2022	58,136	$73.37
Non-vested stock grants	27,259	59.18
Restricted stock vested	(14,790)	76.07
Non-vested stock at March 31, 2023	70,605	67.32

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,289 and 1,778 during the six month periods ended March 31, 2023 and April 1, 2022, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $489 and $266 for the three month periods ended March 31, 2023 and April 1, 2022, respectively, and $945 and $561 for the six month periods ended March 31, 2023 and April 1, 2022, respectively. Unrecognized compensation cost related to non-vested stock as of March 31, 2023 was $3,249, which amount will be amortized to expense through December 2026 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended March 31, 2023 and April 1, 2022 was $1,029 and $1,053, respectively.

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

A summary of RSU activity for the six months ended March 31, 2023 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 30, 2022	65,994	$82.58
RSUs granted	36,484	56.54
RSUs vested	(26,742)	64.51
RSUs at March 31, 2023	75,736	76.42

Stock compensation expense, net of forfeitures, related to RSUs was $449 and $597 for the three month periods ended March 31, 2023 and April 1, 2022, respectively, and $925 and $1,325 for the six month periods ended March 31, 2023 and April 1, 2022, respectively. Unrecognized compensation cost related to non-vested RSUs as of March 31, 2023

Index	JOHNSON OUTDOORS INC.
was $2,202, which amount will be amortized to expense through September 2025 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 5,324 and 2,799 during the six month periods ended March 31, 2023 and April 1, 2022, respectively.

The fair value of restricted stock units recognized as a tax deduction during the six month periods ended March 31, 2023 and April 1, 2022 was $2,555 and $2,849, respectively.

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

During the three month period ended March 31, 2023, the Company issued 0 shares of Class A common stock and recognized $33 of expense in connection with the Employees' Stock Purchase Plan. During the six month period ended March 31, 2023, the Company issued 0 shares of Class A common stock and recognized $54 of expense in connection with the Plan. During the three month period ended April 1, 2022, the Company issued 0 shares of Class A common stock and recognized $96 of expense in connection with the Plan. During the six month period ended April 1, 2022, the Company issued 0 shares of Class A common stock and recognized $199 of expense in connection with the Plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of March 31, 2023, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 16 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2023 and April 1, 2022 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three months ended		Six months ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Lease Cost
Operating lease costs	$2,509	$2,111	$4,939	$4,218
Short-term lease costs	598	545	1,127	959
Variable lease costs	44	43	85	88
Total lease cost	$3,151	$2,699	$6,151	$5,265

Included in the amounts in the table above was rent expense to related parties of $314 and $628 for the three and six months ended March 31, 2023, respectively, and $290 and $581 for the three and six months ended April 1, 2022, respectively.

As of March 31, 2023, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended March 31, 2023. As of March 31, 2023, the Company did not have any significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Six months ended
	March 31, 2023	April 1, 2022
Operating leases:

Operating lease ROU assets	$54,080	$47,225

Current operating lease liabilities	7,148	6,080
Non-current operating lease liabilities	48,413	42,233
Total operating lease liabilities	$55,561	$48,313

Weighted average remaining lease term (in years)	12.07	11.86

Weighted average discount rate	3.18%	3.09%

Cash paid for amounts included in the measurement of lease liabilities	$4,360	$3,739

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at March 31, 2023 were as follows:

Year	Related parties included in total	Total
Remainder of 2023	$620	$4,648
2024	1,270	8,399
2025	1,308	7,774
2026	1,348	6,010
2027	226	4,765
Thereafter	—	36,123
Total undiscounted lease payments	4,772	67,719
Less: Imputed interest	(136)	(12,158)
Total net lease liability	$4,636	$55,561

Index	JOHNSON OUTDOORS INC.
6    INCOME TAXES

For the three and six months ended March 31, 2023 and April 1, 2022, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Profit before income taxes	$19,948	$13,210	$28,114	$27,799
Income tax expense	5,087	3,310	7,374	7,043
Effective income tax rate	25.5%	25.1%	26.2%	25.3%

The increase in the effective tax rate for the three and six months ended March 31, 2023 compared to the three and six months ended April 1, 2022 was primarily due to the unfavorable tax expense impact of stock-based compensation awards in the current year period, compared to a tax benefit for similar awards in the prior year period.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended March 31, 2023 and April 1, 2022 were:

March 31, 2023	April 1, 2022
Indonesia	Indonesia
Switzerland	Switzerland

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

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	March 31, 2023	September 30, 2022	April 1, 2022
Raw materials	$121,836	$166,443	$163,390
Work in process	—	230	214
Finished goods	114,835	81,976	71,616
	$236,671	$248,649	$235,220

Index	JOHNSON OUTDOORS INC.
8    GOODWILL

The changes in goodwill during the six months ended March 31, 2023 and April 1, 2022 were as follows:

	March 31, 2023	April 1, 2022
Balance at beginning of period	$11,160	$11,221
Amount attributable to movements in foreign currency rates	9	14
Balance at end of period	$11,169	$11,235

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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the six months ended March 31, 2023 and April 1, 2022.

	March 31, 2023	April 1, 2022
Balance at beginning of period	$9,639	$14,073
Expense accruals for warranties issued during the period	5,199	1,816
Less current period warranty claims paid	3,709	3,806
Balance at end of period	$11,129	$12,083

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

11    INDEBTEDNESS

The Company had no debt outstanding at March 31, 2023, September 30, 2022, or April 1, 2022.

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

Index	JOHNSON OUTDOORS INC.
of which was filed as Exhibit 10.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021).

The interest rate on the Revolver is based on LIBOR plus an applicable margin, which margin resets each quarter.  The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both March 31, 2023 and April 1, 2022 were approximately 5.9% and 1.4%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of March 31, 2023 or April 1, 2022.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $173 and $181 as of March 31, 2023 and April 1, 2022, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the six month period ended March 31, 2023 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 6% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining 1% of revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 31, 2023 and April 1, 2022, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, short term investments, accounts receivable, and accounts payable approximated their fair values at March 31, 2023, September 30, 2022 and April 1, 2022 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$24,101	$—	$—	$24,101

The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$21,436	$—	$—	$21,436

The following table summarizes the Company’s financial assets measured at fair value as of April 1, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,758	$—	$—	$27,758

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2023 and April 1, 2022 was:

		Three Months Ended		Six months ended
	Location of income recognized in Statement of Operations	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Rabbi trust assets	Other (income) expense, net	$(1,224)	$2,144	$(2,608)	$1,049

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the six month periods ended March 31, 2023 or April 1, 2022.

Index	JOHNSON OUTDOORS INC.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At March 31, 2023, the right to returns asset was $897 and the accrued returns liability was $2,401. At April 1, 2022, the right to returns asset was $827 and the accrued returns liability was $2,283. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

Index	JOHNSON OUTDOORS INC.
Canada and the Pacific Basin.  During the three and six month period ended March 31, 2023, combined net sales to three customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $76,679 and $140,089, respectively, of the Company's consolidated revenues. During the three and six month periods ended April 1, 2022, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $21,616 and $48,921, respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022	September 30, 2022
Net sales:
Fishing:
Unaffiliated customers	$155,009	$129,134	$292,830	$237,315
Interunit transfers	332	189	552	364
Camping:
Unaffiliated customers	13,712	19,155	25,319	33,273
Interunit transfers	13	12	19	28
Watercraft Recreation:
Unaffiliated customers	12,824	23,008	22,457	37,606
Interunit transfers	66	1	91	3
Diving
Unaffiliated customers	20,307	18,192	39,349	34,682
Interunit transfers	1	2	18	3
Other / Corporate	263	134	497	271
Eliminations	(412)	(204)	(680)	(398)
Total	$202,115	$189,623	$380,452	$343,147
Operating profit (loss):
Fishing	$17,121	$11,321	$32,693	$27,613
Camping	2,071	5,119	2,824	7,869
Watercraft Recreation	569	3,164	154	4,695
Diving	1,444	1,209	1,457	1,662
Other / Corporate	(9,815)	(5,384)	(20,266)	(12,650)
	$11,390	$15,429	$16,862	$29,189
Total assets (end of period):
Fishing			$407,540	$375,637	$382,850
Camping			53,475	58,574	59,247
Watercraft Recreation			40,018	44,613	33,496
Diving			81,120	72,070	76,475
Other / Corporate			118,729	117,895	127,863
			$700,882	$668,789	$679,931

Index	JOHNSON OUTDOORS INC.
During the second fiscal quarter of 2023, the Company sold the Military and Commercial Tent product lines of its Camping business segment to a third party in an asset sale for a purchase price of $14,990. The net book value of the assets and liabilities sold was approximately $8,350, resulting in a gain on sale of approximately $6,640, which is recorded in Other (income) expense, net in the Company’s accompanying Condensed Consolidated Statements of Operations. The purchase price and the net proceeds received by the Company related to this sale are subject to customary purchase price adjustment provisions and Company indemnity obligations set forth in the definitive purchase agreement. The sale did not include the Eureka! brand name or the Eureka! consumer/recreational Camping business line.
1

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the six months ended March 31, 2023 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$791	$(171)	$620
Other comprehensive loss before reclassifications	2,937	—	2,937
Amounts reclassified from accumulated other comprehensive income	—	11	11
Tax effects	—	(3)	(3)
Balance at December 30, 2022	$3,728	$(163)	$3,565
Other comprehensive loss before reclassifications	507	—	507
Amounts reclassified from accumulated other comprehensive income	—	11	11
Tax effects	—	(3)	(3)
Balance at March 31, 2023	$4,235	$(155)	$4,080

The changes in AOCI by component, net of tax, for the six months ended April 1, 2022 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
October 1, 2021	$7,606	$(220)	$7,386
Other comprehensive income before reclassifications	(423)	—	(423)
Amounts reclassified from accumulated other comprehensive income	—	21	21
Tax effects	—	(5)	(5)
Balance at December 31, 2021	$7,183	$(204)	$6,979
Other comprehensive income before reclassifications	168	—	168
Amounts reclassified from accumulated other comprehensive income	—	22	22
Tax effects	—	(6)	(6)
Balance at April 1, 2022	$7,351	$(188)	$7,163

    The reclassifications out of AOCI for the three and six months ended March 31, 2023 and April 1, 2022 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$11	$22	$22	$43	Other income and expense
Tax effects	(3)	(6)	(6)	(11)	Income tax expense
Total reclassifications for the period	$8	$16	$16	$32

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended March 31, 2023 and April 1, 2022. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Index	JOHNSON OUTDOORS INC.
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

Coronavirus (COVID-19)

The COVID-19 pandemic drove consumer desire to engage in socially distant and safe activities outdoors. As a result, increased participation in outdoor recreation also increased demand for our products across many of our Company segments. During the first two quarters of fiscal 2023, however, demand in certain of our segments has substantially declined from the pandemic-driven market levels in prior periods.

Moreover, in addition to impacting demand for Company products, COVID-19 and the resulting macroeconomic dynamics also caused widely-documented supply chain and logistics disruptions across industries, as well as inflationary pressures (especially as it relates to raw material and purchased component prices). These factors have impacted the timing, sourcing, availability and cost of raw materials and components that are necessary to manufacture our products, all of which adversely impacted our margins and inventory levels during fiscal 2022. During the first half of fiscal 2023, the Company saw improvement in the availability of certain components necessary to complete finished products and converted a significant portion of its raw material inventory to finished goods available for shipping.

Highlights

Net sales of $202,115 for the second quarter of fiscal 2023 increased $12,492, or 7%, from the same period in the prior year. While sales increased overall, higher operating expenses drove a $4,039 decrease in operating profit over the prior year quarter.

During the second fiscal quarter of 2023, the Company sold the Military and Commercial Tents product lines of its Camping business segment to a third party in an asset sale for a purchase price of $14,990,000 which closed on March 17, 2023. The net book value of the assets and liabilities sold was approximately $8,350,000, resulting in a gain on sale of approximately $6,640,000, which is recorded in Other (income) expense, net in the Company’s accompanying Condensed Consolidated Statements of Operations. The purchase price and the net proceeds received by the Company related to this sale are subject to customary purchase price adjustment provisions and Company indemnity obligations set forth in the definitive purchase agreement.

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

Index	JOHNSON OUTDOORS INC.

	Fiscal Year
	2022		2021		2020
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	21%	22%	22%	22%	10%
March	26%	23%	27%	32%	27%	45%
June	27%	36%	29%	34%	23%	17%
September	26%	20%	22%	12%	28%	28%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net sales:
Fishing	$155,341	$129,323	$293,382	$237,679
Camping	13,725	19,167	25,338	33,301
Watercraft Recreation	12,890	23,009	22,548	37,609
Diving	20,308	18,194	39,367	34,685
Other / Corporate / Eliminations	(149)	(70)	(183)	(127)
Total	$202,115	$189,623	$380,452	$343,147
Operating profit (loss):
Fishing	$17,121	$11,321	$32,693	$27,613
Camping	2,071	5,119	2,824	7,869
Watercraft Recreation	569	3,164	154	4,695
Diving	1,444	1,209	1,457	1,662
Other / Corporate / Eliminations	(9,815)	(5,384)	(20,266)	(12,650)
Total	$11,390	$15,429	$16,862	$29,189

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended March 31, 2023 were $202,115, an increase of $12,492, or 7%, compared to $189,623 for the three months ended April 1, 2022. Foreign currency translation had an unfavorable impact of less than 1% on current year second quarter net sales compared to the prior year's second quarter net sales.

Net sales for the three months ended March 31, 2023 for the Fishing business were $155,341, an increase of $26,018, or 20%, from $129,323 during the second fiscal quarter of the prior year. The increase in sales over the prior year quarter is primarily attributable to increased supply and component availability versus the prior year quarter, resulting in the ability to fill more orders with distributors and retail partners, as well as higher sales levels due to product price increases (which represented approximately 30% of the increase in net sales between quarters).

Net sales for the Camping business were $13,725 for the second quarter of the current fiscal year, a decrease of $5,442, or 28%, from the prior year net sales during the same period of $19,167 due to decreased sales of Jetboil and Eureka! consumer camping products, as demand declined from the increased levels seen during the pandemic. Due to the timing of the transaction, the sale

Index	JOHNSON OUTDOORS INC.
of the Military and Commercial Tents product lines had a negligible effect on the decrease in segment sales quarter over quarter.

Net sales for the second quarter of fiscal 2023 for the Watercraft Recreation business were $12,890, a decrease of $10,119, or 44%, compared to $23,009 in the prior year same period. Reductions in demand from the elevated levels seen during the pandemic drove the decline from the prior year.

Net sales for Diving, our most global business, for the second quarter of fiscal 2023 were $20,308, an increase of $2,114 or 12% versus $18,194 for the three months ended April 1, 2022. As destination travel has rebounded, sales volumes have increased along with the increase in tourism, partially offset by an unfavorable foreign currency translation impact on sales in this segment of approximately 2% versus the prior year quarter.

For the six months ended March 31, 2023, consolidated net sales of $380,452 increased $37,305 or 11% compared to $343,147 for the six months ended April 1, 2022. Foreign currency translation had an unfavorable impact of approximately 1% on net sales of the current year to date period versus the prior year to date period.

Net sales for the six months ended March 31, 2023 for the Fishing business were $293,382, an increase of $55,703, or 23% from $237,679 during the same period of the prior year. In addition to price increases (which accounted for approximately 30% of the year over year increase in net sales), the increase over the prior year to date period was driven mainly by improved supply and component availability over the prior year to date period, resulting in our ability to satisfy demand for product orders.

Net sales for the Camping business were $25,338 for the six months ended March 31, 2023, a decrease of $7,963, or 24%, from the prior year net sales during the same period of $33,301, due to decreased demand from the increased levels seen during the pandemic. Due to the timing of the transaction, the sale of the Military and Commercial Tents product lines had a negligible effect on the decrease in segment sales year over year.

Net sales for the six months ended March 31, 2023 for the Watercraft Recreation business were $22,548, a decrease of $15,061, or 40%, compared to $37,609 in the prior year same period. Reductions in demand from the elevated levels seen during the pandemic drove the decline from the prior year.

Diving net sales were $39,367 for the six months ended March 31, 2023 versus $34,685 for the six months ended April 1, 2022, an increase of $4,682, or 13%. The sales increase was largely due to increased demand for our products as the global tourism industry has started to recover from the pandemic. The impact of increased sales volumes was offset in part by the unfavorable effect of foreign currency translation of 4% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended March 31, 2023 of $126,780 increased $5,742 compared to $121,038 for the three months ended April 1, 2022.  The increase year over year was driven primarily by increased sales volumes.

For the six months ended March 31, 2023, cost of sales was $242,338 compared to $213,931 in the same period of the prior year. The increase year over year was primarily driven by increased sales volumes. Additionally, while the Company began to see some relief in freight and material costs late in the first fiscal quarter of 2023, the cost of components, parts and other raw materials in inventory, in some cases at significantly higher price points than what was historically paid, also contributed to the increase in cost of sales over the prior year to date period.

Gross Profit Margin

For the three months ended March 31, 2023, gross profit as a percentage of net sales was 37.3% compared to 36.2% in the three month period ended April 1, 2022. Factors impacting the change in gross profit percentage between quarters included increased sales volumes and the implementation of price increases across product lines.

For the six months ended March 31, 2023, gross profit as a percentage of net sales was 36.3% compared to 37.7% in the prior six month period. Price increases and efficiencies from higher sales volumes were not significant enough to offset the negative gross profit impact of high inventory costs driven by the supply chain and logistics disruptions noted above, particularly in the first fiscal quarter of 2023.

Operating Expenses

Index	JOHNSON OUTDOORS INC.
Operating expenses were $63,945 for the three months ended March 31, 2023, compared to $53,156 for the three months ended April 1, 2022.  The increase of $10,789 was primarily due to the impact of higher sales volume-driven expenses, as well as higher warranty, compensation, professional services and deferred compensation expense between quarters. More favorable market conditions on the Company's deferred compensation plan assets resulted in approximately $3,300 of higher deferred compensation expense recorded in the Company's Corporate segment in the current year quarter as compared to the prior year quarter. This increase in expense was entirely offset by a gain in Other (income) expense, net related to marking these deferred compensation plan assets to market.

Operating expenses were $121,252 for the six months ended March 31, 2023, compared to $100,027 for the six months ended April 1, 2022. The increase of $21,225 was primarily due to the impact of higher sales volume-driven expenses, as well as higher warranty, compensation, professional services and deferred compensation expense, between periods. For the year to date period, deferred compensation expense recorded in the Corporate segment increased approximately $3,500 as compared to the prior year to date period, which was offset by a gain in Other (income) expense, net.

Operating Profit

Operating profit on a consolidated basis for the three month period ended March 31, 2023 was $11,390, compared to an operating profit of $15,429 in the second quarter of the prior fiscal year.   Higher operating expenses in the current year quarter, as discussed above, was the primary driver of the decrease in operating profit between quarters.

Operating profit on a consolidated basis for the six months ended March 31, 2023 was $16,862, compared to an operating profit of $29,189 in the prior year to date period. The decrease year over year was driven primarily by higher material costs as well as the increase in operating expenses discussed above.

Interest

Interest expense was $38 and $49 for the three months ended March 31, 2023 and April 1, 2022, respectively. Interest expense was $75 for the six months ended March 31, 2023 compared to $87 or the six months ended April 1, 2022.

Interest income was $735 and $102 for the three months ended March 31, 2023 and April 1, 2022, respectively. Interest income was $1,562 for the six months ended March 31, 2023 compared to $195 for the six months ended April 1, 2022. The increase in interest income over the prior year periods was driven by increased interest rates.

Other Expense (Income), net

Other income was $7,861 for the three months ended March 31, 2023 compared to other expense of $2,272 in the prior year period.  The main driver of the increase over the prior year quarter is the gain on the sale of the Military and Commercial Tents product lines of approximately $6,640 recorded in the current year quarter. Additionally, net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan were $1,289 in the three month period ended March 31, 2023 compared to losses of $2,046 in the three month period ended April 1, 2022. For the three months ended March 31, 2023, foreign currency exchange losses were $46 compared to $146 for the three months ended April 1, 2022.

For the six months ended March 31, 2023, other income was $9,765 compared to other expense of $1,498 in the six months ended April 1, 2022. The main driver of the increase over the prior year period is the gain on the sale of the Military and Commercial Tents product lines of approximately $6,640 recorded in the current year period. Net investment gains and earnings on the assets related to the Company's non-qualified deferred compensation plan in the six months ended March 31, 2023 were $2,824, compared to losses of $702 in the six months ended April 1, 2022. Foreign currency exchange gains were $230 for the six months ended March 31, 2023, compared to losses of $513 for the six months ended April 1, 2022.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and six month periods ended March 31, 2023 were 25.5% and 26.2%, respectively, compared to 25.1% and 25.3% in the corresponding periods of the prior year.

Net Income

Net income for the three months ended March 31, 2023 was $14,861, or $1.45 per diluted common class A and B share, compared to net income of $9,900, or $0.97 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Index	JOHNSON OUTDOORS INC.

Net income for the six months ended March 31, 2023 was $20,740, or $2.02 per diluted common class A and B share, compared to net income of $20,756, or $2.04 per diluted common class A and B share, for the six months ended April 1, 2022.

Liquidity and Financial Condition

Cash and cash equivalents totaled $107,648 as of March 31, 2023, compared to cash and cash equivalents of $113,186 as of April 1, 2022.  The Company’s debt to total capitalization ratio was 0% as of March 31, 2023 and April 1, 2022.  The Company’s total debt balance was $0 as of each of March 31, 2023 and April 1, 2022.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $144,600 as of March 31, 2023, an increase of $25,083 compared to $119,517 as of April 1, 2022.  The increase is consistent with increased sales volumes year over year. Inventories were $236,671 as of March 31, 2023, an increase of $1,451, compared to $235,220 as of April 1, 2022. Accounts payable were $51,855 at March 31, 2023 compared to $56,720 as of April 1, 2022.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended
(thousands)	March 31, 2023	April 1, 2022
Cash (used for) provided by:
Operating activities	$(18,095)	$(104,648)
Investing activities	992	(15,722)
Financing activities	(6,710)	(6,528)
Effect of foreign currency rate changes on cash	1,658	(364)
Decrease in cash and cash equivalents	$(22,155)	$(127,262)

Operating Activities

Cash used for operations totaled $18,095 for the six months ended March 31, 2023 compared to $104,648 during the corresponding period of the prior fiscal year.  The decrease in cash used for operations over the prior year six month period was due primarily to higher inventory purchases in the prior year period, due to the Company's decision to build and procure certain raw material and component inventory in its attempt to mitigate against potential pandemic-related shortages in meeting product demand. Depreciation and amortization charges were $7,829 for the six month period ended March 31, 2023 compared to $6,914 for the corresponding period of the prior year.

Investing Activities

Cash provided by investing activities totaled $992 for the six months ended March 31, 2023 compared to cash used by investing activities of $15,722 for the corresponding period of the prior fiscal year. Capital expenditures were $13,998 in the six months ended March 31, 2023, compared to $15,724 in the prior year to date period. The current year period includes proceeds of $14,990 related to the Big Tents sale previously discussed. Any additional capital expenditures in fiscal 2023 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $6,710 for the six months ended March 31, 2023 compared to $6,528 for the six month period ended April 1, 2022 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either quarter ended March 31, 2023 and April 1, 2022. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of March 31, 2023 the Company held approximately $43,971 of cash and cash equivalents in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

Index	JOHNSON OUTDOORS INC.

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended March 31, 2023.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $173 and $181 as of March 31, 2023 and April 1, 2022, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2022 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 9, 2022. There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended March 31, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2022, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 9, 2022. There have been no significant changes to our market risk in the six months ended March 31, 2023.

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

Index	JOHNSON OUTDOORS INC.
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
Signatures Dated: May 5, 2023
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.