Form 10-Q
period 2023-06-30
JOHNSON OUTDOORS INC
filed 2023-08-03
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 28, 2023, 9,043,151 shares of Class A and 1,207,798 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and nine months ended June 30, 2023 and July 1, 2022	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three and nine months ended June 30, 2023 and July 1, 2022	- 2

		Condensed Consolidated Balance Sheets - June 30, 2023, September 30, 2022, and July 1, 2022	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and nine months ended June 30, 2023 and July 1, 2022	- 4

		Condensed Consolidated Statements of Cash Flows - Nine months ended June 30, 2023 and July 1, 2022	- 6

		Notes to Condensed Consolidated Financial Statements	- 7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 26

	Item 4.	Controls and Procedures	- 26

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 26

	Item 1A.	Risk Factors	- 27

	Item 5.	Other Information	- 27

	Item 6.	Exhibits	- 27

		Signatures	- 27

		Exhibit Index	- 28

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$187,047	$203,819	$567,499	$546,966
Cost of sales	109,460	130,310	351,798	344,241
Gross profit	77,587	73,509	215,701	202,725
Operating expenses:
Marketing and selling	39,504	34,823	113,585	98,746
Administrative management, finance and information systems	12,638	8,273	43,944	30,752
Research and development	8,002	6,614	23,867	20,239
Total operating expenses	60,144	49,710	181,396	149,737
Operating profit	17,443	23,799	34,305	52,988
Interest income	(1,244)	(144)	(2,806)	(339)
Interest expense	39	30	114	117
Other (income) expense, net	(1,174)	4,669	(10,939)	6,167
Profit before income taxes	19,822	19,244	47,936	47,043
Income tax expense	5,021	5,162	12,395	12,205
Net income	$14,801	$14,082	$35,541	$34,838

Weighted average common shares - Basic:
Class A	8,980	8,924	8,963	8,909
Class B	1,208	1,208	1,208	1,208
Participating securities	22	29	16	31
Weighted average common shares - Dilutive	10,210	10,161	10,187	10,148
Net income per common share - Basic:
Class A	$1.46	$1.40	$3.51	$3.47
Class B	$1.33	$1.27	$3.19	$3.15
Net income per common share - Diluted:
Class A	$1.44	$1.38	$3.47	$3.42
Class B	$1.44	$1.38	$3.47	$3.42

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$14,801	$14,082	$35,541	$34,838
Other comprehensive income (loss):
Foreign currency translation	1,018	(2,770)	4,462	(3,025)
Unrealized gain (loss) on available-for-sale securities, net of tax	(126)	—	(126)	—
Change in pension plans, net of tax	9	(7)	25	25
Total other comprehensive income (loss)	901	(2,777)	4,361	(3,000)
Total comprehensive income	$15,702	$11,305	$39,902	$31,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	June 30, 2023	September 30, 2022	July 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$122,596	$129,803	$117,567
Short term investments	26,651	—	—
Accounts receivable, net	94,644	91,919	103,244
Inventories	235,069	248,649	250,956
Other current assets	6,345	9,945	9,447
Total current assets	485,305	480,316	481,214
Investments	14,045	—	—
Property, plant and equipment, net of accumulated depreciation of $175,820, $171,843 and $170,201, respectively	95,257	89,125	85,879
Right of use assets	53,104	56,625	50,284
Deferred income taxes	11,437	11,411	13,097
Goodwill	11,186	11,160	11,209
Other intangible assets, net	8,444	8,372	8,438
Other assets	26,706	22,922	25,721
Total assets	$705,484	$679,931	$675,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,728	$53,796	$50,780
Current lease liability	6,985	7,223	6,348
Accrued liabilities:
Salaries, wages and benefits	19,616	20,806	20,883
Accrued warranty	12,249	9,639	10,863
Income taxes payable	—	3,186	5,238
Accrued discounts and returns	6,713	5,214	8,088
Accrued customer programs	5,174	4,726	4,822
Other	10,205	10,123	10,006
Total current liabilities	106,670	114,713	117,028
Non-current lease liability	47,691	50,680	45,111
Deferred income taxes	1,928	1,752	1,599
Retirement benefits	1,627	1,563	1,679
Deferred compensation liability	25,314	21,466	24,240
Other liabilities	1,810	1,743	1,919
Total liabilities	185,040	191,917	191,576
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,043,151, 8,984,253 and 8,965,300, respectively	453	451	450
Class B shares issued and outstanding: 1,207,798, 1,207,798 and 1,207,798, respectively	61	61	61
Capital in excess of par value	87,932	87,351	86,369
Retained earnings	428,927	402,821	396,290
Accumulated other comprehensive income	4,981	620	4,386
Treasury stock at cost, shares of Class A common stock: 25,380, 45,961 and 45,961, respectively	(1,910)	(3,290)	(3,290)
Total shareholders’ equity	520,444	488,014	484,266
Total liabilities and shareholders’ equity	$705,484	$679,931	$675,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Nine Months Ended June 30, 2023
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 30, 2022	10,192,051	$512	$87,351	$402,821	$620	$(3,290)
Net income	—	—	—	5,879	—	—
Dividends declared	—	—	—	(3,126)	—	—
Award of non-vested shares	56,799	2	(1,381)	—	—	1,379
Stock-based compensation	—	—	953	—	—	—
Currency translation adjustment	—	—	—	—	2,937	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Purchase of treasury stock at cost	(7,613)	—	—	—	—	(444)
BALANCE AT DECEMBER 30, 2022	10,241,237	$514	$86,923	$405,574	$3,565	$(2,355)
Net income	—	—	—	14,861	—	—
Dividends declared	—	—	—	(3,161)	—	—
Award of non-vested shares	13,674	—	(744)	—	—	744
Stock-based compensation	—	—	971	—	—	—
Currency translation adjustment	—	—	—	—	507	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
BALANCE AT MARCH 31, 2023	10,254,911	$514	$87,150	$417,274	$4,080	$(1,611)
Net income	—	—	—	14,801	—	—
Dividends declared	—	—	—	(3,148)	—	—
Award of non-vested shares	6,670	—	564	—	—	(299)
Stock-based compensation	—	—	218	—	—	—
Currency translation adjustment	—	—	—	—	1,018	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(126)	—
Change in pension plans, net of tax	—	—	—	—	9	—
Non-vested stock forfeitures	(10,632)	—	—	—	—	—
BALANCE AT JUNE 30, 2023	10,250,949	$514	$87,932	$428,927	$4,981	$(1,910)

Index	JOHNSON OUTDOORS INC.

Nine Months Ended July 1, 2022
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 1, 2021	10,127,200	$509	$82,899	$370,501	$7,386	$(2,790)
Net income	—	—	—	10,856	—	—
Dividends declared	—	—	—	(3,005)	—	—
Award of non-vested shares	34,422	1	(2)	—	—	—
B to A conversion	—	—	(154)	—	—	154
Stock-based compensation	—	—	1,126	—	—	—
Currency translation adjustment	—	—	—	—	(423)	—
Change in pension plans, net of tax of $5	—	—	—	—	16	—
Purchase of treasury stock at cost	(4,577)	—	—	—	—	(461)
BALANCE AT DECEMBER 31, 2021	10,157,045	$510	$83,869	$378,352	$6,979	$(3,097)
Net income	—	—	—	9,900	—	—
Dividends declared	—	—	—	(3,023)	—	—
Award of non-vested shares	13,493	1	—	—	—	—
Stock-based compensation	—	—	959	—	—	—
Currency translation adjustment	—	—	—	—	168	—
Change in pension plans, net of tax of $6	—	—	—	—	16	—
Non-vested stock forfeitures	(2,040)	—	150	—	—	(150)
Purchase of treasury stock at cost	(512)	—	—	—	—	(48)
BALANCE AT APRIL 1, 2022	10,167,986	$511	$84,978	$385,229	$7,163	$(3,295)
Net income	—	—	—	14,082	—	—
Dividends declared	—	—	—	(3,021)	—	—
Issuance of stock under employee stock purchase plan	5,112	—	332	—	—	—
B to A conversion	—	—	(2)	—	—	2
Stock-based compensation	—	—	1,061	—	—	—
Currency translation adjustment	—	—	—	—	(2,770)	—
Treasury stock adjustment	—	—	—	—	—	3
Change in pension plans, net of tax of $(2)		—	—	—	(7)	—
BALANCE AT JULY 1, 2022	10,173,098	$511	$86,369	$396,290	$4,386	$(3,290)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	June 30, 2023	July 1, 2022
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income	$35,541	$34,838
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	11,605	10,239
Amortization of intangible assets	210	195
Amortization of deferred financing costs	26	26
Stock based compensation	2,142	3,146
(Gain) loss on disposal of productive assets	(6,488)	90
Deferred income taxes	58	6
Change in operating assets and liabilities:
Accounts receivable, net	(2,804)	(32,590)
Inventories, net	9,129	(85,671)
Accounts payable and accrued liabilities	(7,706)	(18,381)
Other current assets	3,519	3,360
Other non-current assets	99	104
Other long-term liabilities	(149)	(2,300)
Other, net	28	525
	45,210	(86,413)
CASH USED FOR INVESTING ACTIVITIES
Purchase of investments	(40,696)	—
Proceeds from sale of productive assets	14,990	12
Capital expenditures	(19,427)	(25,162)
	(45,133)	(25,150)
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	761	332
Dividends paid	(9,411)	(9,037)
Purchases of treasury stock	(941)	(509)
	(9,591)	(9,214)
Effect of foreign currency rate changes on cash	2,307	(2,104)
Decrease in cash and cash equivalents	(7,207)	(122,881)
CASH AND CASH EQUIVALENTS
Beginning of period	129,803	240,448
End of period	$122,596	$117,567

Supplemental Disclosure:
Non-cash treasury stock activity	$2,321	$(9)
Non-cash dividends	25	12
Cash paid for taxes	16,253	16,386
Cash paid for interest	86	86

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2023 and July 1, 2022, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 which was filed with the Securities and Exchange Commission on December 9, 2022.

Due to seasonal variations and other factors, some of which are described herein, the results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for the Company’s full 2023 fiscal year.  The current economic and business environment, and end consumer purchasing actions stemming therefrom, is beyond our control and remains highly uncertain and cannot be predicted at this time.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $902, $1,037 and $1,208 as of June 30, 2023, September 30, 2022 and July 1, 2022, respectively. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and nine month periods ended June 30, 2023 and July 1, 2022, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

Diluted EPS

Index	JOHNSON OUTDOORS INC.

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

For the three and nine month periods ended June 30, 2023 and July 1, 2022, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 64,654 and 38,353 for the three months ended June 30, 2023 and July 1, 2022, respectively, and 64,258 and 38,477 for the nine months ended June 30, 2023 and July 1, 2022, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 46,501 and 37,152 for the three months ended June 30, 2023 and July 1, 2022, respectively, and 51,813 and 35,413 for the nine months ended June 30, 2023 and July 1, 2022, respectively.

Dividends per share

Dividends per share for the three and nine month periods ended June 30, 2023 and July 1, 2022 were as follows:

	Three Months Ended		Nine months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Dividends declared per common share:
Class A	$0.31	$0.30	$0.93	$0.90
Class B	$0.28	$0.27	$0.85	$0.82

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 468,066 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at June 30, 2023. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan and its 2010 Long-Term Stock Incentive Plan, which no longer allow for additional share grants, also remain outstanding.

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

Index	JOHNSON OUTDOORS INC.
A summary of non-vested stock activity for the nine months ended June 30, 2023 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 30, 2022	58,136	$73.37
Non-vested stock grants	28,528	59.25
Restricted stock vested	(14,790)	76.07
Forfeitures	(10,632)	71.41
Non-vested stock at June 30, 2023	61,242	66.48

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,289 and 1,778 during the nine month periods ended June 30, 2023 and July 1, 2022, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $172 and $335 for the three month periods ended June 30, 2023 and July 1, 2022, respectively, and $1,117 and $896 for the nine month periods ended June 30, 2023 and July 1, 2022, respectively. Unrecognized compensation cost related to non-vested stock as of June 30, 2023 was $2,395, which amount will be amortized to expense through December 2026 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended June 30, 2023 and July 1, 2022 was $1,029 and $1,002, respectively.

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

A summary of RSU activity for the nine months ended June 30, 2023 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 30, 2022	65,994	$82.58
RSUs granted	36,484	56.54
RSUs vested	(26,742)	64.51
RSU's forfeited	(7,492)	76.75
RSUs at June 30, 2023	68,244	76.38

Stock compensation expense, net of forfeitures, related to RSUs was $28 and $636 for the three month periods ended June 30, 2023 and July 1, 2022, respectively, and $953 and $1,961 for the nine month periods ended June 30, 2023 and July 1, 2022, respectively. Unrecognized compensation cost related to non-vested RSUs as of June 30, 2023 was $1,622, which amount will be amortized to expense through September 2025 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 5,324 and 3,311 during the nine month periods ended June 30, 2023 and July 1, 2022, respectively.

Index	JOHNSON OUTDOORS INC.

The fair value of restricted stock units recognized as a tax deduction during the nine month periods ended June 30, 2023 and July 1, 2022 was $2,555 and $3,240, respectively.

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

During the three month period ended June 30, 2023, the Company issued 5,401 shares of Class A common stock and recognized $18 of expense in connection with the Employees' Stock Purchase Plan. During the nine month period ended June 30, 2023, the Company issued 5,401 shares of Class A common stock and recognized $72 of expense in connection with the Plan. During the three month period ended July 1, 2022, the Company issued 5,112 shares of Class A common stock and recognized $90 of expense in connection with the Plan. During the nine month period ended July 1, 2022, the Company issued 5,112 shares of Class A common stock and recognized $289 of expense in connection with the Plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of June 30, 2023, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 16 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2023 and July 1, 2022 were as follows:

	Three months ended		Nine months ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Lease Cost
Operating lease costs	$2,541	$2,212	$7,480	$6,430
Short-term lease costs	611	542	1,738	1,501
Variable lease costs	43	43	128	131
Total lease cost	$3,195	$2,797	$9,346	$8,062

Index	JOHNSON OUTDOORS INC.
Included in the amounts in the table above was rent expense to related parties of $314 and $942 for the three and nine months ended June 30, 2023, respectively, and $314 and $895 for the three and nine months ended July 1, 2022, respectively.

As of June 30, 2023, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended June 30, 2023. As of June 30, 2023, the Company did not have any significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Nine months ended
	June 30, 2023	July 1, 2022
Operating leases:

Operating lease ROU assets	$53,104	$50,284

Current operating lease liabilities	6,985	6,348
Non-current operating lease liabilities	47,691	45,111
Total operating lease liabilities	$54,676	$51,459

Weighted average remaining lease term (in years)	11.93	12.10

Weighted average discount rate	3.18%	3.11%

Cash paid for amounts included in the measurement of lease liabilities	$6,611	$5,674

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at June 30, 2023 were as follows:

Year	Related parties included in total	Total
Remainder of 2023	$310	$2,364
2024	1,270	8,606
2025	1,308	7,986
2026	1,348	6,196
2027	226	5,888
Thereafter	—	36,292
Total undiscounted lease payments	4,462	67,332
Less: Imputed interest	(119)	(12,656)
Total net lease liability	$4,343	$54,676

6    INCOME TAXES

For the three and nine months ended June 30, 2023 and July 1, 2022, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Profit before income taxes	$19,822	$19,244	$47,936	$47,043
Income tax expense	5,021	5,162	12,395	12,205
Effective income tax rate	25.3%	26.8%	25.9%	25.9%

The decrease in the effective tax rate for the three months ended June 30, 2023 compared to the three months ended July 1, 2022 is due to the favorable impact from the change in estimate after filing prior year tax returns. The effective tax rate between the nine month periods ended June 30, 2023 and July 1, 2022 was relatively consistent with no primary factors impacting the rate.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended June 30, 2023 and July 1, 2022 were:

June 30, 2023	July 1, 2022
Indonesia	Indonesia
Switzerland	Switzerland

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

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	June 30, 2023	September 30, 2022	July 1, 2022
Raw materials	$107,899	$166,443	$175,261
Work in process	—	230	258
Finished goods	127,170	81,976	75,437
	$235,069	$248,649	$250,956

8    GOODWILL

The changes in goodwill during the nine months ended June 30, 2023 and July 1, 2022 were as follows:

	June 30, 2023	July 1, 2022
Balance at beginning of period	$11,160	$11,221
Amount attributable to movements in foreign currency rates	26	(12)
Balance at end of period	$11,186	$11,209

Index	JOHNSON OUTDOORS INC.

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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the nine months ended June 30, 2023 and July 1, 2022.

	June 30, 2023	July 1, 2022
Balance at beginning of period	$9,639	$14,073
Expense accruals for warranties issued during the period	8,991	3,007
Less current period warranty claims paid	6,381	6,217
Balance at end of period	$12,249	$10,863

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

11    INDEBTEDNESS

The Company had no debt outstanding at June 30, 2023, September 30, 2022, or July 1, 2022.

Revolver
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

The interest rate on the Revolver is based on LIBOR plus an applicable margin. Beginning in the fourth quarter of fiscal 2023, upon adoption of topic 848, the interest rate will be based on the Secured Overnight Financing Rate ("SOFR"). The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both June 30, 2023 and July 1, 2022 were approximately 6.2% and 2.8%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Index	JOHNSON OUTDOORS INC.
Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of June 30, 2023 or July 1, 2022.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $78 and $173 as of June 30, 2023 and July 1, 2022, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the nine month period ended June 30, 2023 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 6% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining 1% of revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 30, 2023 and July 1, 2022, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at June 30, 2023, September 30, 2022 and July 1, 2022 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$25,304	$—	$—	$25,304

The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$21,436	$—	$—	$21,436

The following table summarizes the Company’s financial assets measured at fair value as of July 1, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$24,238	$—	$—	$24,238

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2023 and July 1, 2022 was:

		Three Months Ended		Nine months ended
	Location of income recognized in Statement of Operations	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Rabbi trust assets	Other (income) expense, net	$(1,273)	$3,851	$(3,881)	$4,900

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the nine month periods ended June 30, 2023 or July 1, 2022.

14    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all short-term investments in interest bearing accounts and all securities and other instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates market value.
During the third quarter of fiscal 2023, the Company invested in marketable securities. The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

At June 30, 2023, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the period presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by

Index	JOHNSON OUTDOORS INC.
FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The following table summarizes the Company’s marketable securities measured at fair value as of June 30, 2023:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$29,614	$29,526	$—	$87
Fixed rate Canadian Government Bonds	$11,251	$11,170	$—	$82
Total	$40,865	$40,696	$—	$169

There were no maturities or sales of available-for-sale securities for the three month periods ended June 30, 2023 and July 1, 2022, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at June 30, 2023 are as follows: $26,651 within one year and $14,045 beyond one year to five years.

15    NEW ACCOUNTING PRONOUNCEMENTS

    Recently issued accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. Subsequently in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848)—Deferral of the Sunset Date of Topic 848, which delayed the effective date to December 31, 2024. The Company plans to adopt Topic 848 in the fourth fiscal quarter of 2023, and does not expect this guidance to have a significant impact on its financial statements and disclosures.

16    REVENUES

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

Index	JOHNSON OUTDOORS INC.
Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At June 30, 2023, the right to returns asset was $892 and the accrued returns liability was $2,263. At July 1, 2022, the right to returns asset was $765 and the accrued returns liability was $2,226. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

17    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe, Canada and the Pacific Basin.  During the three and nine month period ended June 30, 2023, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $26,040 and $83,948, respectively, of the Company's consolidated revenues. During the three and nine month periods ended July 1, 2022, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $20,607 and $69,528, respectively, of the Company's consolidated revenues.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022	September 30, 2022
Net sales:
Fishing:
Unaffiliated customers	$137,161	$136,026	$429,991	$373,341
Interunit transfers	299	539	851	903
Camping:
Unaffiliated customers	11,621	23,468	36,940	56,741
Interunit transfers	37	11	56	39
Watercraft Recreation:
Unaffiliated customers	15,664	21,821	38,121	59,427
Interunit transfers	62	51	153	54
Diving
Unaffiliated customers	22,216	22,197	61,565	56,879
Interunit transfers	11	4	29	7
Other / Corporate	385	307	882	578
Eliminations	(409)	(605)	(1,089)	(1,003)
Total	$187,047	$203,819	$567,499	$546,966
Operating profit (loss):
Fishing	$18,665	$16,553	$51,358	$44,166
Camping	2,039	4,998	4,863	12,867
Watercraft Recreation	1,483	2,893	1,637	7,588
Diving	2,733	2,412	4,190	4,074
Other / Corporate	(7,477)	(3,057)	(27,743)	(15,707)
	$17,443	$23,799	$34,305	$52,988
Total assets (end of period):
Fishing			$361,071	$379,135	$382,850
Camping			61,896	60,562	59,247
Watercraft Recreation			35,294	43,508	33,496
Diving			84,205	74,969	76,475
Other / Corporate			163,018	117,668	127,863
			$705,484	$675,842	$679,931

During the second fiscal quarter of 2023, the Company sold the Military and Commercial Tent product lines of its Camping business segment to a third party in an asset sale for a purchase price of $14,990. The net book value of the assets and liabilities sold was approximately $8,350, resulting in a gain on sale of approximately $6,640, which is recorded in Other (income) expense, net in the Company’s accompanying Condensed Consolidated Statements of Operations. The purchase price and the net proceeds received by the Company related to this sale were subject to customary purchase price adjustment provisions and Company indemnity obligations set forth in the definitive purchase agreement. Accordingly, during the third fiscal quarter of 2023, a working capital true-up was recorded, which reduced the purchase price and the final net gain to approximately $6,560. The sale did not include the Eureka! brand name or the Eureka! consumer/recreational Camping business line.
1

18    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the nine months ended June 30, 2023 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$791	$(171)	$620
Other comprehensive loss before reclassifications	2,937	—	2,937
Amounts reclassified from accumulated other comprehensive income	—	11	11
Tax effects	—	(3)	(3)
Balance at December 30, 2022	$3,728	$(163)	$3,565
Other comprehensive loss before reclassifications	507	—	507
Amounts reclassified from accumulated other comprehensive income	—	11	11
Tax effects	—	(3)	(3)
Balance at March 31, 2023	$4,235	$(155)	$4,080
Other comprehensive loss before reclassifications	892	—	892
Amounts reclassified from accumulated other comprehensive income	—	12	12
Tax effects	—	(3)	(3)
Balance at June 30, 2023	$5,127	$(146)	$4,981

The changes in AOCI by component, net of tax, for the nine months ended July 1, 2022 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
October 1, 2021	$7,606	$(220)	$7,386
Other comprehensive income before reclassifications	(423)	—	(423)
Amounts reclassified from accumulated other comprehensive income	—	21	21
Tax effects	—	(5)	(5)
Balance at December 31, 2021	$7,183	$(204)	$6,979
Other comprehensive income before reclassifications	168	—	168
Amounts reclassified from accumulated other comprehensive income	—	22	22
Tax effects	—	(6)	(6)
Balance at April 1, 2022	$7,351	$(188)	$7,163
Other comprehensive income before reclassifications	(2,770)	—	(2,770)
Amounts reclassified from accumulated other comprehensive income	—	(9)	(9)
Tax effects	—	2	2
Balance at July 1, 2022	$4,581	$(195)	$4,386

    The reclassifications out of AOCI for the three and nine months ended June 30, 2023 and July 1, 2022 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$12	$(9)	$34	$34	Other income and expense
Tax effects	(3)	2	(9)	(9)	Income tax expense
Total reclassifications for the period	$9	$(7)	$25	$25

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended June 30, 2023 and July 1, 2022. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Index	JOHNSON OUTDOORS INC.
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

Coronavirus (COVID-19)

The COVID-19 pandemic drove consumer desire to engage in socially distant and safe activities outdoors. As a result, increased participation in outdoor recreation also increased demand for our products across many of our Company segments. During the post-pandemic period, and specifically the first three quarters of fiscal 2023, participation levels in some of our outdoor recreation segments has substantially declined from the pandemic-driven market levels.

Moreover, in addition to impacting demand for Company products, COVID-19 and the resulting macroeconomic dynamics also caused widely-documented supply chain and logistics disruptions across industries, as well as inflationary pressures (especially as it relates to raw material and purchased component prices). These factors have impacted the timing, sourcing, availability and cost of raw materials and components that are necessary to manufacture our products, all of which adversely impacted our margins and inventory levels during fiscal 2022. During the first three quarters of fiscal 2023, the Company saw improvement in the availability of certain components necessary to complete finished products and converted a significant portion of its raw material inventory to finished goods available for shipping. Despite this, reduced consumer participation has resulted in lower demand in some of our segments which has caused substantially lower sales, and higher inventory levels.

Highlights

Net sales of $187,047 for the third quarter of fiscal 2023 decreased $16,772, or 8%, from the same period in the prior year. Despite the decrease in sales between quarters, material and freight cost reductions helped drive a 5.4 point improvement in gross margin year over year resulting in a $4,078 gross profit increase between quarters. Nonetheless, operating expenses increased by 21%, causing a $6,356 decrease in operating profit from the prior year quarter. Profit before income taxes increased slightly, due to net investment gains and earnings on the Company's deferred compensation plan assets, which are recorded in Other income, and fully offset the deferred compensation expense that contributed to the increase in operating expenses.

During the second fiscal quarter of 2023, the Company sold the Military and Commercial Tents product lines of its Camping business segment to a third party in an asset sale for a purchase price of $14,990 which closed on March 17, 2023. The net book value of the assets and liabilities sold was approximately $8,350, resulting in a gain on sale of approximately $6,640, which is recorded in Other (income) expense, net in the Company’s accompanying Condensed Consolidated Statements of Operations. The purchase price and the net proceeds received by the Company related to this sale were subject to customary purchase price adjustment provisions and Company indemnity obligations set forth in the definitive purchase agreement. Accordingly, during the third fiscal quarter, a working capital true-up was recorded, which reduced the purchase price and the final net gain to approximately $6,560.

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

	Fiscal Year
	2022		2021		2020
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	21%	21%	22%	22%	22%	10%
March	26%	23%	27%	32%	27%	45%
June	27%	36%	29%	34%	23%	17%
September	26%	20%	22%	12%	28%	28%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales:
Fishing	$137,460	$136,565	$430,842	$374,244
Camping	11,658	23,479	36,996	56,780
Watercraft Recreation	15,726	21,872	38,274	59,481
Diving	22,227	22,201	61,594	56,886
Other / Corporate / Eliminations	(24)	(298)	(207)	(425)
Total	$187,047	$203,819	$567,499	$546,966
Operating profit (loss):
Fishing	$18,665	$16,553	$51,358	$44,166
Camping	2,039	4,998	4,863	12,867
Watercraft Recreation	1,483	2,893	1,637	7,588
Diving	2,733	2,412	4,190	4,074
Other / Corporate / Eliminations	(7,477)	(3,057)	(27,743)	(15,707)
Total	$17,443	$23,799	$34,305	$52,988

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended June 30, 2023 were $187,047, a decrease of $16,772, or 8%, compared to $203,819 for the three months ended July 1, 2022. Foreign currency translation had an unfavorable impact of less than 1% on current year third quarter net sales compared to the prior year's third quarter net sales.

Net sales for the three months ended June 30, 2023 for the Fishing business were $137,460, an increase of $895, or 1%, from $136,565 during the third fiscal quarter of the prior year. The increase in sales over the prior year quarter is primarily attributable to product price increases.

Index	JOHNSON OUTDOORS INC.
Net sales for the Camping business were $11,658 for the third quarter of the current fiscal year, a decrease of $11,821, or 50%, from the prior year net sales during the same period of $23,479 due to decreased sales of Jetboil and Eureka! consumer camping products, as demand declined from the increased levels seen during the pandemic. Additionally, approximately $4,900 of the decrease from the prior year quarter was related to the sale of the Military and Commercial Tents product lines described above.

Net sales for the third quarter of fiscal 2023 for the Watercraft Recreation business were $15,726, a decrease of $6,146, or 28%, compared to $21,872 in the prior year same period. Reduced demand in the overall market from the elevated levels seen during the pandemic drove the decline from the prior year.

Net sales for Diving, our most global business, for the third quarter of fiscal 2023 were $22,227, which was relatively flat when compared to net sales of $22,201 for the three months ended July 1, 2022. Foreign currency translation had a favorable impact of less than 1% on sales in this segment versus the prior year quarter.

For the nine months ended June 30, 2023, consolidated net sales of $567,499 increased $20,533 or 4% compared to $546,966 for the nine months ended July 1, 2022. Foreign currency translation had an unfavorable impact of less than 1% on net sales of the current year to date period versus the prior year to date period.

Net sales for the nine months ended June 30, 2023 for the Fishing business were $430,842, an increase of $56,598, or 15% from $374,244 during the same period of the prior year. In addition to price increases (which accounted for approximately 6 points of the year over year increase in net sales), the increase over the prior year to date period was driven mainly by improved supply and component availability over the prior year, resulting in our ability to satisfy demand for product and fulfill orders.

Net sales for the Camping business were $36,996 for the nine months ended June 30, 2023, a decrease of $19,784, or 35%, from the prior year net sales during the same period of $56,780, due to decreased demand from the increased levels seen during the pandemic. Approximately $4,900 of the decrease over the prior year to date period was related to the sale of the Military and Commercial Tents product lines described above.

Net sales for the nine months ended June 30, 2023 for the Watercraft Recreation business were $38,274, a decrease of $21,207, or 36%, compared to $59,481 in the prior year same period. Reduced demand in the overall market from the elevated levels seen during the pandemic drove the decline from the prior year.

Diving net sales were $61,594 for the nine months ended June 30, 2023 versus $56,886 for the nine months ended July 1, 2022, an increase of $4,708, or 8%. The sales increase was largely due to increased demand for our products as the global tourism industry continued to recover from the pandemic. There was an unfavorable effect of foreign currency translation of 2% versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended June 30, 2023 of $109,460 decreased $20,850 compared to $130,310 for the three months ended July 1, 2022.  The decrease year over year was driven primarily by decreased sales volumes, as well as decreased costs on freight and certain materials between quarters.

For the nine months ended June 30, 2023, cost of sales was $351,798 compared to $344,241 in the same period of the prior year. The increase year over year was primarily driven by increased sales volumes, offset in part by reductions in freight costs from the elevated levels seen in the prior year.

Gross Profit Margin

For the three months ended June 30, 2023, gross profit as a percentage of net sales was 41.5% compared to 36.1% in the three month period ended July 1, 2022. Factors impacting the change in gross profit percentage between quarters included the implementation of price increases across product lines, as well as decreased costs on freight and certain materials.

For the nine months ended June 30, 2023, gross profit as a percentage of net sales was 38.0% compared to 37.1% in the prior year nine month period. Price increases and relief in freight costs were also the primary drivers of the margin improvement for the year to date period.

Operating Expenses

Operating expenses were $60,144 for the three months ended June 30, 2023, compared to $49,710 for the three months ended July 1, 2022.  The increase of $10,434 was primarily due to higher warranty expense, marketing spend and deferred compensation expense, offset in part by the impact of lower sales volumes between quarters. More favorable market conditions

Index	JOHNSON OUTDOORS INC.
on the Company's deferred compensation plan assets resulted in approximately $5,100 of higher deferred compensation expense recorded in the Company's Corporate segment in the current year quarter as compared to the prior year quarter. This increase in expense was entirely offset by a gain in Other (income) expense, net related to marking these deferred compensation plan assets to market.

Operating expenses were $181,396 for the nine months ended June 30, 2023, compared to $149,737 for the nine months ended July 1, 2022. The increase of $31,659 was primarily due to higher warranty expense, marketing spend, increased compensation costs, professional services and deferred compensation expense, between periods. For the year to date period, deferred compensation expense recorded in the Corporate segment increased approximately $8,600 as compared to the prior year to date period, which was entirely offset by a gain in Other (income) expense, net.

Operating Profit

Operating profit on a consolidated basis for the three month period ended June 30, 2023 was $17,443, compared to an operating profit of $23,799 in the third quarter of the prior fiscal year.   Higher operating expenses in the current year quarter, as discussed above, was the primary driver of the decrease in operating profit between quarters.

Operating profit on a consolidated basis for the nine months ended June 30, 2023 declined $18,683 to $34,305, compared to an operating profit of $52,988 in the prior year to date period despite a 4% increase in net sales primarily due to the increase in operating expenses between periods discussed above.

Interest

Interest expense was $39 and $30 for the three months ended June 30, 2023 and July 1, 2022, respectively. Interest expense was $114 for the nine months ended June 30, 2023 compared to $117 or the nine months ended July 1, 2022.

Interest income was $1,244 and $144 for the three months ended June 30, 2023 and July 1, 2022, respectively. Interest income was $2,806 for the nine months ended June 30, 2023 compared to $339 for the nine months ended July 1, 2022. The increase in interest income over the prior year periods was driven by increased interest rates, as well as increased investment or cash balances during the third fiscal quarter of 2023.

Other Expense (Income), net

Other income was $1,174 for the three months ended June 30, 2023 compared to other expense of $4,669 in the prior year period.  The main driver of the $5,843 increase over the prior year quarter is the net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan, which were $1,335 in the three month period ended June 30, 2023 compared to losses of $3,741 in the three month period ended July 1, 2022. For the three months ended June 30, 2023, foreign currency exchange losses were $76 compared to $807 for the three months ended July 1, 2022.

For the nine months ended June 30, 2023, other income was $10,939 compared to other expense of $6,167 in the nine months ended July 1, 2022. The main driver of the $17,106 increase over the prior year period include the following: a gain on the sale of the Military and Commercial Tents product lines of approximately $6,560 recorded in the current year period; net investment gains and earnings on the assets related to the Company's non-qualified deferred compensation plan of $4,159 in the nine months ended June 30, 2023 compared to losses of $4,443 in the nine months ended July 1, 2022; and foreign currency exchange gains of $155 for the nine months ended June 30, 2023, compared to losses of $1,320 for the nine months ended July 1, 2022.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and nine month periods ended June 30, 2023 were 25.3% and 25.9%, respectively, compared to 26.8% and 25.9% in the corresponding periods of the prior year.

Net Income

Net income for the three months ended June 30, 2023 was $14,801, or $1.44 per diluted common class A and B share, compared to net income of $14,082, or $1.38 per diluted common class A and B share, for the third quarter of the prior fiscal year.

Index	JOHNSON OUTDOORS INC.
Net income for the nine months ended June 30, 2023 was $35,541, or $3.47 per diluted common class A and B share, compared to net income of $34,838, or $3.42 per diluted common class A and B share, for the nine months ended July 1, 2022.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $149,247 as of June 30, 2023, compared to $117,567 as of July 1, 2022.  The Company’s debt to total capitalization ratio was 0% as of June 30, 2023 and July 1, 2022.  The Company’s total debt balance was $0 as of each of June 30, 2023 and July 1, 2022.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $94,644 as of June 30, 2023, a decrease of $8,600 compared to $103,244 as of July 1, 2022.  The decrease is consistent with the decreased third quarter sales volumes year over year. Inventories were $235,069 as of June 30, 2023, a decrease of $15,887, compared to $250,956 as of July 1, 2022. Accounts payable were $45,728 at June 30, 2023 compared to $50,780 as of July 1, 2022.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended
(thousands)	June 30, 2023	July 1, 2022
Cash (used for) provided by:
Operating activities	$45,210	$(86,413)
Investing activities	(45,133)	(25,150)
Financing activities	(9,591)	(9,214)
Effect of foreign currency rate changes on cash	2,307	(2,104)
Decrease in cash and cash equivalents	$(7,207)	$(122,881)

Operating Activities

Cash provided by operations totaled $45,210 for the nine months ended June 30, 2023 compared to cash used for operations of $86,413 during the corresponding period of the prior fiscal year.  The increase in cash provided by operations over the prior year nine month period was due primarily to higher inventory purchases in the prior year period, often at higher price points than historically paid, due to the Company's decision to build and procure certain raw material and component inventory in its attempt to mitigate against potential pandemic-related shortages in meeting product demand. Depreciation and amortization charges were $11,815 for the nine month period ended June 30, 2023 compared to $10,434 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $45,133 for the nine months ended June 30, 2023 compared to $25,150 for the corresponding period of the prior fiscal year. Capital expenditures were $19,427 in the nine months ended June 30, 2023, compared to $25,162 in the prior year to date period which included investments in expansion of Fishing facilities to accommodate additional production. Current year cash usage reflects investment of $40,696 in investments as well as proceeds of $14,990 related to the Big Tents sale previously discussed. Any additional capital expenditures in fiscal 2023 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $9,591 for the nine months ended June 30, 2023 compared to $9,214 for the nine month period ended July 1, 2022 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either nine month period ended June 30, 2023 and July 1, 2022. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of June 30, 2023 the Company held approximately $45,029 of cash, cash equivalents and short-term investments in bank accounts in foreign taxing jurisdictions.

Index	JOHNSON OUTDOORS INC.
Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended June 30, 2023.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $78 and $173 as of June 30, 2023 and July 1, 2022, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2022 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 9, 2022. There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended June 30, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2022, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 9, 2022. There have been no significant changes to our market risk in the nine months ended June 30, 2023.

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

Item 5. Other Information

(c) Trading Plans.

During the three month period ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: August 3, 2023
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.