Form 10-K
period 2023-09-29
JOHNSON OUTDOORS INC
filed 2023-12-08
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐ No  ☒

As of November 24, 2023, 9,042,974 shares of Class A and 1,207,760 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $340,000,000 on March 31, 2023 (the last business day of the registrant’s most recently completed fiscal second quarter) based on approximately 5,387,000 shares of Class A common stock held by non-affiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $63.01 per share, the closing price of the Class A common stock as reported on the NASDAQ Global Select MarketSM on March 31, 2023 (the last trading day of the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family, as defined herein) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from political instability (and its impact on the economies in jurisdictions where the Company has operations), changes in US trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic, which has affected, and may continue to affect, market and economic conditions, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus, and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company's customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, necessary to manufacture and produce the Company's products, including related to shortages in procuring necessary raw materials and components to manufacture and produce such products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, among others, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Eureka!®, Jetboil®, Old Town®, Ocean KayakTM, Carlisle® and SCUBAPRO®.

PART I
ITEM 1.    BUSINESS

Johnson Outdoors is a leading global manufacturer and marketer of branded seasonal, outdoor recreation products used primarily for fishing from a boat, diving, paddling, hiking and camping. The Company’s portfolio of well-known consumer brands has attained leading market positions due to innovation, marketing excellence, product performance and quality.  Company values and culture support innovation in all areas, promoting and leveraging best practices and synergies within and across its subsidiaries to advance the Company’s strategic vision set by executive management and approved by the Board of Directors.  The Company is controlled by Helen P. Johnson-Leipold (Chairman and Chief Executive Officer), members of her family and related entities.

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

Camping

The Company’s Camping segment key brands are:  Jetboil portable outdoor cooking systems and Eureka! consumer recreational camping products and commercial and military tents and accessories.

During fiscal 2023, the Company sold the Military and Commercial Tent product lines of Eureka!, and developed plans to fully exit the Eureka! brand, which include liquidating inventory and winding down operations. Going forward, the Company expects to focus its resources in the Camping segment on marketing and further developing the Jetboil product line.

Jetboil portable outdoor cooking systems, single burner and two burner stoves, and accessories are sold in the U.S. and Canada, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers, and direct to consumer via the Jetboil brand website.  Markets outside of North America are accessed through a network of independent international distributors. Marketing of Jetboil systems is focused on building brand awareness and leadership in product features and innovation, primarily through digital marketing and social media. Jetboil products are designed at the Company’s operating locations in Old Town, Maine, and manufactured by third party sources in Asia.

Eureka! consumer tents, camping stoves, and other recreational camping products are mid to high-price range products sold in the U.S. and Canada, primarily to camping and backpacking specialty stores, sporting goods stores, internet retailers and direct to consumer via the Eureka! brand website. The Company’s consumer camping products are produced by third party manufacturing sources in Asia.  Marketing of the brand is focused on building brand awareness and leadership in product features and innovation, primarily through digital marketing and social media. As noted above, the Company will exit this line of products and begin winding down operations in fiscal 2024.

Watercraft Recreation

The Company’s Watercraft Recreation segment designs and markets canoes and kayaks under the Old Town brand name for family recreation, touring and angling. Old Town products are manufactured at the Company’s facility in Old Town, Maine.

Watercraft Recreation accessory brands, including Carlisle branded paddles, are produced primarily by third party sources located in North America and Asia. The company's personal flotation devices are manufactured by third party sources located in Asia and are sold under the Old Town brand.

The Company’s kayaks, canoes and accessories are sold through multiple channels primarily in the U.S. and Canada with an emphasis on independent specialty dealers and outdoor specialty chain retailers. The Company also sells products direct to consumers via the Old Town website, and internet retailer sites.

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

Research and Development

The Company commits significant resources to new product research and development in each of its business segments.  Fishing conducts its product research, design, engineering and software development activities at its locations in Mankato and Little Falls, Minnesota; Alpharetta, Georgia; Toronto, Canada; and Eufaula, Alabama.  Diving maintains research and development facilities in Zurich, Switzerland and Casarza Ligure, Italy.  Research and development activities for Watercraft Recreation are performed in Old Town, Maine and Racine, Wisconsin.  Product research, design and innovation for Camping products are conducted at the Company's Racine, Wisconsin, and Old Town, Maine locations.

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

Fishing:  Minn Kota’s primary competitors in the electric trolling motors business are Motor Guide® and Lowrance™, both owned by Brunswick Corporation, Garmin™ and Power-Pole. In addition, Power-Pole is Minn Kota's main competitor in the shallow water anchor business. Competition in both businesses is focused on technological innovation, product quality and durability as well as product features and benefits for fishing.

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

Employees and Human Capital Resources

At September 29, 2023, the Company had approximately 1,400 regular, full-time employees, of which approximately 1,100 were employed in the United States and approximately 300 were employed outside of the United States.  Approximately 50 or 4% were represented by a collective bargaining agreement, all of whom are located at our facilities in Batam, Indonesia. In recent years, we have not experienced any significant work slowdowns, stoppages, or other labor disruptions. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

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

The Company attempts to mitigate product availability and these supply chain risks when possible through the purchase of safety stock, use of forecast-based supply contracts, and, to a lesser extent, with just in time inventory deliveries or supplier-owned inventory located close to the Company’s manufacturing locations.  In doing so, the Company strives to balance the businesses’ need to maintain adequate inventory levels with the cost of holding such inventory by manufacturing to forecast for high volume products, utilizing build-to-order strategies wherever possible, and by having contract-manufactured products delivered to customers directly from the supplier.  The Company also seeks to manage its inventory through on-going product design and logistical initiatives with its suppliers to reduce lead times.

Seasonality

The Company’s products in each of its business segments are primarily warm-weather, outdoor recreation-related, which has historically resulted in seasonal variations in sales and profitability for the Company. This seasonal variability was traditionally due to customers’ increasing their inventories in the quarters ending March and June, which is the typical primary selling season for the Company’s outdoor recreation products, with lower inventory volumes during the quarters ending September and December. The Company mitigates the seasonality of its businesses somewhat by encouraging customers to purchase and take delivery of products more evenly through the year.  The following table shows, for the past three fiscal years, the total consolidated net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year. As reflected in the table below and as described in greater detail below in the Management's Discussion and Analysis of Financial Condition and Results of Operations, for fiscal 2023 the impact of seasonality on the Company's business returned to more traditional levels experienced by the Company prior to the COVID-19 pandemic. As a result of the pandemic, the Company's typical seasonality fluctuations among fiscal quarters became disrupted by increased demand for Company products that impacted each of the Company's fiscal quarters during 2022 and 2021. This demand was also impacted by the lingering effects that the pandemic had on the Company's supply chain and the pricing and availability of raw materials and components during fiscal 2022.

	Fiscal Year
	2023		2022		2021
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	27%	47%	21%	21%	22%	22%
March	30%	97%	26%	23%	27%	32%
June	28%	149%	27%	36%	29%	34%
September	15%	(193)%	26%	20%	22%	12%
	100%	100%	100%	100%	100%	100%

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

Our inability to manage our inventory levels could have a material adverse effect on our business.

To ensure we are able to meet customer demand in a highly seasonal business, and to account for long lead times or disruptions in supply chain, we may at times purchase components or materials in advance of normal timing for issuing purchase orders or at greater levels than existing purchase orders on hand. If we or our customers overestimate demand, or if demand is impacted by factors outside of our customers' control, and anticipated sales ultimately do not materialize or are lower than expected, we may experience higher inventory carrying and operating costs and/or increased excess or obsolete inventory or reserve charges, which would negatively impact our results of operations and profitability. Moreover, inventory levels in excess of customer demand may result in lower than planned financial performance. Alternatively, if we underestimate demand for our products, we may experience inventory shortages resulting in delays in fulfilling customer demands while we work to replenish inventory levels, missed sales and/or lost revenues.

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

As of September 29, 2023, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 75% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 99% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ or another stock exchange. We believe there are approximately 5,387,000 shares of our Class A common stock held by non-affiliates as of September 29, 2023. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

The primary raw materials we use in manufacturing our products are metals, resins, electronic components, and packaging materials. These materials are generally available from a number of suppliers, but traditionally we have chosen to concentrate our sourcing with a limited number of vendors for each commodity or purchased component. Although we believe our sources of raw materials are reliable and adequate for our current needs, adverse events in our supply chain may impact the pricing or availability of required raw materials and components to manufacture our products.

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

Additionally, in the event of catastrophic acts of nature such as fires, tsunamis, hurricanes and earthquakes or a rapid increase in production demands, either we, or our suppliers may experience supply shortages of raw materials or components.  This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints.  As our industry consolidates its supply base in order to manage the costs of purchased goods and services, there is greater dependence on fewer sources of supply for certain components and materials used in our products, which could increase the possibility of a supply shortage of any particular component.  If we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the necessary components from another source.  Such production interruptions could impede a ramp-up in production and could have a material adverse effect on our business, results of operations and financial condition.

We consider the production capacities and financial condition of suppliers in our selection process, and expect that they will meet our delivery requirements.  However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials, labor disputes, freight capacity or other problems impacting our suppliers will not result in any shortages or delays in the supply of components to us.

Currency exchange rate fluctuations could adversely affect the Company’s results.

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 14% of our revenues for the year ended September 29, 2023 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros and approximately 6% were denominated in Canadian dollars with the remaining 2% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

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

As of September 29, 2023, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

Alpharetta, Georgia (Fishing)
Antibes, France (Diving)
Batam, Indonesia* (Diving)
Binghamton, New York (Camping)
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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information with respect to this item is included in Notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global Select MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of September 29, 2023, the Company had 402 holders of record of its Class A common stock and 19 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended September 29, 2023, September 30, 2022 and October 1, 2021 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Stock prices:
High	$68.18	$115.87	$113.21	$71.49	$95.60	$148.50	$64.24	$82.48	$154.09	$60.13	$73.32	$122.23
Low	46.93	92.82	83.60	58.93	77.44	109.00	56.53	59.04	117.92	52.01	50.54	105.51

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

Quarterly dividends declared in the first three quarters of fiscal 2023 were $0.31 per share of Class A common stock, and $0.33 per share for the fourth fiscal quarter of 2023. Quarterly dividends declared per share of Class B common stock were $0.28 for the first three quarters of fiscal 2023, and $0.30 per share for the fourth fiscal quarter of 2023.  Total dividends declared in fiscal 2023 were $12,781.  Cash dividends paid in fiscal 2023 totaled $12,554 and dividends payable of $3,347 were included in current liabilities at September 29, 2023.

While the Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock, they review the Company’s dividend quarterly and may elect to increase, decrease or not pay a dividend at any time. The Company’s ability to pay dividends could be affected by future business performance (including as a result of adverse developments in profitability, including reductions in margins, inflation and macroeconomic dynamics on our operations and cash flows), liquidity, capital needs, alternative investment opportunities and compliance with debt covenants in its loan agreements.

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since September 28, 2018 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the Russell 2000 Index; (c) the total return (assuming reinvestment of dividends) on the S&P Small Cap 600 Consumer Discretionary Index; and (d) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company’s peer group consists of Clarus Corporation, Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Marine Products Corporation, Malibu Boats Inc. and Nautilus, Inc.  The graph assumes $100 was invested on September 28, 2018 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the Russell 2000 Index, the S&P Small Cap 600 Index, and the peer group index.

For the year ended September 29, 2023, the Company replaced the Russell 2000 Index with the S&P Small Cap 600 Consumer Discretionary Index, as the Company determined that the companies included in the S&P Small Cap 600 Consumer Discretionary Index were more representative of the Company's market and industry profile and that use of the S&P Small Cap 600 Consumer Discretionary Index would provide the Company with a more reasonable comparison in the Pay versus Performance disclosures in our 2024 Proxy Statement for the 2024 Annual Shareholder Meeting than the Russell 2000 Index. During the year of transition, both indexes are shown in the graph and table below.

* $100 invested on September 28, 2018 in stock or index, including reinvestment of dividends.
Indices calculated on a mid-month basis.

	9/28/2018	9/27/2019	10/2/2020	10/1/2021	9/30/2022	9/29/2023
Johnson Outdoors Inc.	$100.0	$63.5	$94.3	$120.9	$57.4	$62.5
NASDAQ Composite	100.0	99.8	140.5	186.1	136.1	171.7
Russell 2000 Index	100.0	90.9	93.4	137.4	103.3	112.6
S&P Small Cap 600 Consumer Discretionary Index	100.0	87.4	99.0	165.2	109.3	131.2
Peer Group	100.0	102.0	122.1	193.1	111.3	135.3

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

Executive Overview

The Company designs, manufactures and markets innovative, high quality recreational products for the outdoor enthusiast. Through a combination of innovative products, strong marketing, a talented and passionate workforce and efficient distribution, the Company seeks to set itself apart from the competition in its markets. Its subsidiaries operate as a network that promotes innovation and leverages best practices and synergies in the design, production and marketing of their recreational products, following the strategic vision set by executive management and approved by the Company’s Board of Directors.

Highlights

Fiscal 2023 saw a significant change in pacing of sales compared to fiscal 2022 and 2021 as seasonality fluctuations in the Company's business returned to more traditional pre-pandemic levels. During the last quarter of fiscal 2022, as supply chain restrictions eased, the Company filled a significant number of backlogged customer orders. As a result, the    fiscal 2023 fourth quarter comparisons show a significant reduction in sales versus the prior year fourth quarter. The Company’s fiscal 2023 full-year revenues decreased by 11% from the prior year as outdoor recreation markets continued to moderate after elevated pandemic-driven demand. The decrease in sales volumes and a 13% increase in operating expenses between years resulted in a $54,570 decrease in operating profit in fiscal 2023 from fiscal 2022.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2023	2022	2021
Net sales	$663,844	$743,355	$751,651
Gross profit	244,087	271,332	334,125
Operating expenses	232,347	205,022	222,842
Operating profit	11,740	66,310	111,283
Interest income, net	(4,391)	(654)	(221)
Other (income) expense, net	(9,693)	8,076	(1,418)
Income tax expense	6,290	14,397	29,541
Net income	19,534	44,491	83,381

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2023	2022	2021
Net sales:
Fishing	$492,927	$526,582	$553,000
Camping	45,322	70,355	62,921
Watercraft Recreation	40,768	67,940	66,603
Diving	85,069	78,874	69,447
Other / Eliminations	(242)	(396)	(320)
	$663,844	$743,355	$751,651

	2023	2022	2021
Operating profit (loss):
Fishing	$41,325	$65,433	$122,490
Camping	457	13,415	14,025
Watercraft Recreation	(1,777)	6,173	9,173
Diving	6,092	4,705	1,530
Other / Eliminations	(34,357)	(23,416)	(35,935)
	$11,740	$66,310	$111,283

See Note 13 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2023 vs. Fiscal 2022

Net Sales

Net sales in fiscal 2023 decreased by 11% to $663,844 compared to $743,355 in fiscal 2022. Foreign currency exchange had an unfavorable impact of less than 1% on the current year’s sales versus the prior year.

Net sales for the Fishing business decreased by $33,655, or 6% during fiscal 2023 from fiscal 2022.  The decrease from prior year is primarily due to the following key factors: moderating demand during fiscal 2023 from record highs in the prior two fiscal years fueled by the impact of the pandemic; and the effect of customers more tightly managing their inventory levels as the Company transitioned its bow-mount trolling motor product lines.

Camping net sales decreased $25,033, or 36%, in 2023 from 2022, as demand significantly declined from the increased levels seen during the pandemic. Additionally, approximately $6,600 of the decrease in net sales from the prior year period was related to the sale of the Military and Commercial Tents product lines during the second fiscal quarter of 2023. The Company sold these product lines to a third party in an asset sale for a purchase price of $14,990 which closed on March 17, 2023. The net book value of the assets and liabilities sold was approximately $8,350, resulting in a gain on sale of approximately $6,640, which is recorded in Other (income) expense, net in the Company’s accompanying Condensed Consolidated Statements of Operations. The purchase price and the net proceeds received by the Company related to this sale were subject to customary purchase price adjustment provisions and Company indemnity obligations set forth in the definitive purchase agreement. Accordingly, during the third and fourth fiscal quarter, working capital true-up and purchase price adjustments reduced the purchase price and the final net gain to approximately $6,560.

Net sales in the Watercraft Recreation business decreased $27,172, or 40% as the overall market significantly declined from the elevated levels seen during the pandemic.

Diving net sales increased $6,195, or 8%, year over year. The sales increase was due to increased demand for our products as the global tourism industry continued to recover from the pandemic, as well as the impact of price increases, which were partially offset by an unfavorable foreign currency translation impact on sales in this segment of approximately 1% in 2023 versus the prior year period.

Cost of Sales

Cost of sales was $419,757, or 63.2% of net sales, on a consolidated basis for fiscal 2023 compared to $472,023, or 63.5% of net sales, in the prior year. The decrease in cost of sales was relatively consistent with the decrease in sales year over year and improved slightly as a percentage of net sales as supply chain conditions improved and costs of materials and freight both came down.

Gross Profit

Gross profit of $244,087 was 36.8% of net sales on a consolidated basis for the year ended September 29, 2023 compared to $271,332, or 36.5% of net sales in the prior year.

Gross profit in the Fishing business decreased by $7,685 from the prior year due primarily to the 6% decrease in net sales year over year. Although we experienced improved freight and materials costs over the prior year, those cost savings were nearly offset by unfavorable overhead absorption on reduced sales volumes between periods.

Camping gross profit decreased by $12,120 from 2022, which was mainly attributable to decreased sales volumes as compared to the prior year. Additionally, approximately $2,300 of increases in reserves for excess Eureka! tent inventory further brought down gross profit.

Gross profit in the Watercraft Recreation segment decreased by $11,388 from 2022, due primarily to lower sales volumes than the prior year.

The $3,846 increase in gross profit in the Diving segment was due primarily to sales volume increases and pricing actions during fiscal 2023 as compared to the prior year.

Operating Expenses

Operating expenses increased from the prior year by $27,325 despite the decrease in sales volumes due to investments in marketing and research & development and higher headcount and deferred compensation costs.

Operating expenses for the Fishing segment increased by $16,423 from fiscal 2022 levels.  The increase was due primarily to higher warranty expense and marketing spend between years, as well as strategic investments in additional research and development headcount in fiscal 2023, offset in part by lower sales volume-driven expenses.

Camping operating expenses increased by $838 from the prior year where increased expenses related to the Eureka! exit more than offset the decline in operating expenses resulting from decreased sales volume-driven expenses between years. During the fourth quarter of 2023, the Company decided to fully exit the Eureka! consumer product lines of the Camping business segment and focus solely on the Jetboil product line. As part of this exit, the Company committed to donating approximately $2,000 in excess Eureka! inventory to a non-profit organization and recognized the contribution expense in the fourth quarter of fiscal 2023. Additionally, the Company incurred costs related to the wind down of this Eureka! branded business which included accruing approximately $500 of exit costs. Other costs will be expensed as incurred and are not expected to be material.

In the Watercraft Recreation segment, operating expenses decreased $3,438 from their levels in fiscal 2022 due primarily to decreased sales volume related expenses in 2023.

Operating expenses for the Diving business increased by $2,460 year over year due primarily to increased sales volume related expenses and increased headcount and personnel-related costs between periods.

The Company's fiscal 2023 general corporate expenses of $34,765 increased $11,043 from $23,722 in fiscal 2022. More favorable market conditions on the Company's deferred compensation plan assets resulted in approximately $9,100 of higher deferred compensation expense during fiscal 2023 over the prior year. The deferred compensation expenses are entirely offset by a gain in "Other (income) expense, net" related to marking the plan assets to market. Additionally, professional services costs increased approximately $2,800 over the prior year.

Operating Results

The Company’s operating profit was $11,740 in fiscal 2023 compared to an operating profit of $66,310 in fiscal 2022.  Fishing operating profit decreased by $24,108 to $41,325 from $65,433 in the prior year due primarily to lower sales volumes between years, as well as increased operating expenses, as discussed above.  The operating profit for Camping was $457 compared to $13,415 in 2022 which decrease was primarily a result of the lower sales volumes between periods.  The operating loss for the Watercraft Recreation business was $1,777 in fiscal 2023 compared to operating profit of $6,173 in fiscal 2022 due to the changes in sales volumes noted above.  Operating profit for the Diving business increased by $1,387 in fiscal 2023 from fiscal 2022, due primarily to increased sales volumes and improved margins.

Other Income and Expenses

Interest expense of $152 was flat as compared to the prior year expense of $153. Interest income of $4,543 increased from prior year interest income of $807 due to the increase in deposit interest rates year over year, as well as increased cash and investment balances over the prior year.  Net other income of $9,693 in fiscal 2023 increased from net other expense of $8,076 in fiscal 2022.  The current year net other income included the gain on the sale of the Military and Commercial Tents product lines of approximately $6,560, and market earnings and dividend income of $3,200 on deferred compensation plan assets, partially offset by currency losses of $114. In the prior year, net other expense included $5,878 of market losses net of dividends on the deferred compensation plan assets, as well as $1,741 of currency losses.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other (income) expense, net” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized pretax income of $25,824 in fiscal 2023 compared to $58,888 in fiscal 2022. The Company recorded income tax expense of $6,290 in 2023, which equated to an effective tax rate of 24.4%, compared to $14,397 in 2022, which equated to an effective tax rate of 24.4%.

Net Income

The Company recognized net income of $19,534, or $1.90 per diluted common share, in fiscal 2023 compared to $44,491, or $4.37 per diluted common share, in fiscal 2022 based on the factors discussed above.

Fiscal 2022 vs. Fiscal 2021

Net Sales

Net sales in fiscal 2022 decreased by 1% to $743,355 compared to $751,651 in fiscal 2021. Foreign currency exchange had an unfavorable impact of less than 1% on fiscal 2022 sales versus the prior year.

Net sales for the Fishing business decreased by $26,418, or 5% during fiscal 2022 from fiscal 2021.  While customer and consumer demand was strong, the decrease over fiscal 2021 was driven by significant supply chain disruptions and the resulting unavailability of certain necessary components (especially as it related to electronic components) experienced in fiscal 2022, which impacted the ability to complete product build and fill customer orders. Specifically, due to the technical and electronic nature of the product categories, the Fishing segment was most susceptible to the supply chain disruption issues, (including with respect to cost and availability of necessary materials and components) caused by the Coronavirus (COVID-19) pandemic.

Camping net sales increased $7,434, or 12%, in 2022 from 2021.  Increased sales of Eureka! and Jetboil products as a result of continued participation in outdoor recreation activities were the primary driver of the increase year over year.

Net sales in the Watercraft Recreation business increased $1,337, or 2%. Continued new product success drove the overall increase over fiscal 2021.

Diving net sales increased $9,427, or 14%, year over year. Fiscal 2021 sales were negatively impacted due to the negative effects of COVID-19 on demand due to restrictions in destination travel and tourism. As several regions around the world re-opened, sales volumes increased during fiscal 2022 along with the increase in tourism, partially offset by an unfavorable foreign currency translation impact on sales in these segment of approximately 4.5% in 2022 versus the fiscal 2021 period.

Cost of Sales

Cost of sales was $472,023, or 63.5% of net sales, on a consolidated basis for fiscal 2022 compared to $417,526, or 55.5% of net sales, in fiscal 2021.  Despite the decrease in sales over fiscal 2021, the increase in cost of sales was primarily driven by significant increases in materials costs between years. During fiscal 2022, the Company devoted significant effort to managing disruptions in its supply chain to ensure the availability of necessary components, parts and other raw materials, in some cases at significantly higher price points than what was historically paid, to try to meet sales demand for our products across segments.

Gross Profit

Gross profit of $271,332 was 36.5% of net sales on a consolidated basis for the year ended September 30, 2022 compared to $334,125, or 44.5% of net sales in fiscal 2021.

Gross profit in the Fishing business decreased by $66,217 from fiscal 2021 due primarily to the 5% decrease in net sales year over year, as well as significant increases in materials costs, as discussed above.

Camping gross profit increased by $1,857 from 2021 due primarily to increased sales volumes, pricing actions and a favorable mix of products sold in fiscal 2022 as compared to fiscal 2021.

Gross profit in the Watercraft Recreation segment decreased by $2,525 from 2021, despite increased sales in 2022 versus fiscal 2021, primarily due to increased materials and freight costs.

The $4,169 increase in gross profit in the Diving segment was due primarily to increased sales volumes and pricing actions during fiscal 2022 as compared to fiscal 2021.

Operating Expenses

Operating expenses decreased from fiscal 2021 by $17,820.  The decrease was primarily due to the impact of overall lower sales volume-driven expenses, as well as lower variable and deferred compensation expense incurred in fiscal 2022 as compared to fiscal 2021.

Operating expenses for the Fishing segment decreased by $9,160 from fiscal 2021 levels.  The decrease was due primarily to lower sales volume related expenses between years.

Camping operating expenses increased by $2,467 from fiscal 2021 due primarily to increased sales volume related expenses and increased people costs.

In the Watercraft Recreation segment, operating expenses increased $475 from their levels in fiscal 2021 due primarily to increased sales volume related expenses in 2022.

Operating expenses for the Diving business increased by $993 year over year due primarily to increased sales volume related expenses between periods.

The Company's fiscal 2022 general corporate expenses of $23,722 decreased $12,595 from $36,317 in fiscal 2021. The year over year decrease reflected lower people costs, including $11,200 of lower deferred compensation expenses, as well as lower incentive compensation and lower health insurance costs from fiscal 2021.

Operating Results

The Company’s operating profit was $66,310 in fiscal 2022 compared to an operating profit of $111,283 in fiscal 2021.  Fishing operating profit decreased by $57,057 to $65,433 from $122,490 in fiscal 2021 due primarily to higher costs of goods and also lower sales volumes between years, stemming from supply chain disruptions, which were particularly acute in electronics.  The operating profit for Camping was $13,415 compared to $14,025 in 2021 which decrease was primarily a result of the higher operating expenses between periods.  The operating profit for the Watercraft Recreation business was $6,173 in fiscal 2022 compared to $9,173 in fiscal 2021 due to the factors noted above on changes in sales volumes and operating expenses.  Operating profit for the Diving business increased by $3,175 in fiscal 2022 from fiscal 2021, due primarily to increased sales volumes and pricing actions.

Other Income and Expenses

Interest expense of $153 was relatively flat as compared to fiscal 2021 expense of $145. Interest income of $807 increased from fiscal 2021 interest income of $366 due to the increase in deposit interest rates year over year.  Net other expense of $8,076 in fiscal 2022 decreased from net other income of $1,418 in fiscal 2021.  The fiscal 2022 net other expense included currency losses of $1,741 and market losses net of dividend income of $5,878 on deferred compensation plan assets. In fiscal 2021, net other income included $5,329 of market gains and dividends on the deferred compensation plan assets, partially offset by $215 of currency losses and pension termination expense of $2,526.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other expense (income), net” are offset as compensation expense in “Operating expenses.”

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

The Company considers all short-term investments in interest-bearing bank accounts, and all securities and other instruments with an original maturity of three months or less, to be equivalent to cash. Short-term investments consist of marketable securities, with original maturities greater than three months but less than one year, and long-term investments consist of marketable securities with original maturities greater than one year, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade.

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	September 29 2023	September 30 2022	October 1 2021
Cash (used for) provided by :
Operating activities	$41,713	$(62,144)	$58,318
Investing activities	(48,374)	(31,678)	(21,381)
Financing activities	(12,732)	(12,233)	(9,033)
Effect of foreign currency rate changes on cash	1,444	(4,590)	107
(Decrease) increase in cash and cash equivalents	$(17,949)	$(110,645)	$28,011

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	September 29 2023	September 30 2022
Current assets	$458,656	$480,316
Current liabilities	104,006	114,713
Working capital	$354,650	$365,603
Current ratio	4.4:1	4.2:1

Cash flows provided by operations in fiscal 2023 totaled $41,713, cash flows used for operations totaled $62,144 in fiscal 2022, respectively, and cash provided by operations totaled $58,318 in fiscal 2021. During fiscal 2022, the Company was able to fill backlogged customer orders, which generated customer payments during fiscal 2023 that substantially improved cash flows from operating activities during the year. Notwithstanding such improvement in operating cash flows, the Company continues to focus on managing inventory levels.

Depreciation and amortization charges were $16,295, $14,234 and $13,401 in fiscal 2023, 2022 and 2021, respectively.

Investing Activities

Cash flows used for investing activities were $48,374, $31,678, and $21,381 in fiscal 2023, 2022, and 2021, respectively. During fiscal 2023, the Company purchased investments of $40,700. There were no sales or purchases of investments in fiscal 2022 or 2021. In fiscal 2023, there was $14,990 of proceeds from selling the Military and Commercial Tent product lines. Expenditures for property, plant and equipment were $22,668, $31,690 and $21,409 in fiscal 2023, 2022 and 2021, respectively. The decrease in these expenditures from the prior year was due primarily to additional capacity investments made in the prior year that did not recur in fiscal 2023. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products, facilities investments and information systems improvements.

Financing Activities

Cash flows used for financing activities totaled $12,732 in fiscal 2023 compared to $12,233 and $9,033 in 2022 and 2021, respectively, and were primarily for the payment of dividends of $12,554 and $12,056 in 2023 and 2022, respectively. In 2021, dividend payments totaled $8,400.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the year ended September 29, 2023.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at September 29, 2023 and September 30, 2022 were $67 and $173, respectively, and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 29, 2023 or September 30, 2022.

The Company has no other off-balance sheet arrangements.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 14% of the Company’s revenues for the fiscal year ended September 29, 2023 were denominated in currencies other than the U.S. dollar.  Approximately 6% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

In assessing the recoverability of the Company’s goodwill, the Company estimates the fair value of the businesses to which the goodwill relates.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment charge is recognized based on the excess of carrying amount over its fair value.  The Company did not recognize any goodwill impairment charges in 2023, 2022 or 2021.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 29, 2023, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2023 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

The report of management required under this Item 9A is included on page F-2 of the Company’s Consolidated Financial Statements attached to this Report under the heading “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

(b)Changes in Internal Control over Financial Reporting

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

ITEM 9B.    OTHER INFORMATION

(b)Trading Plans

During the three month period ended September 29, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any "Rule 10b5-1 trading arrangement."

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Reports,” "Directors Meetings and Committees - Nominating and Corporate Governance Committee” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2024.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics; Corporate Governance Guidelines; and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2024.

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Edward F. Lang (Chairman), Jeffrey M. Stutz, Richard ("Casey") Sheahan, and Edward Stevens.

The Company has adopted the Johnson Outdoors Insider Trading Policy which governs the purchase, sale and/or other disposition of the Company's securities, including its Class A Common Stock, by its directors, officers and employees that is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of the Johnson Outdoors Insider Trading Policy is filed as Exhibit 19 to this Report.

ITEM 11.    EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” and “CEO Pay Relative to Median Pay of our Employees” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2024.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2024, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2024.

Equity Compensation Plan Information

The following table summarizes share information, as of September 29, 2023, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan, the Johnson Outdoors Inc. 2020 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employee Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2020 Long-Term Stock Incentive Plan	68,244	(1)	$—	390,451	(2)
2010 Long-Term Stock Incentive Plan	3,357	(3)	—	3,357	(3)
2012 Non-Employee Director Stock Ownership Plan	10,273		—	77,615
2009 Employee Stock Purchase Plan	—		—	73,327
Total All Plans	81,874		—	544,750

(1) Includes 68,244 performance stock unit awards at their target values. The ultimate amount of performance stock units that could vest can range from 0% to 150% of the target amount, or from 0 units to 102,366 units for all awards.

(2) Includes 288,085 of future shares to be issued, as well as up to 102,366 shares of performance stock units that may be issued in shares of Class A Common Stock at the maximum earned level.

(3) Includes 3,357 of previously issued shares for which vesting was deferred.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2024. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2024.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 27, 2024.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations – Years ended September 29, 2023, September 30, 2022 and October 1, 2021
•Consolidated Statements of Comprehensive Income – Years ended September 29, 2023, September 30, 2022 and October 1, 2021
•Consolidated Balance Sheets – September 29, 2023 and September 30, 2022
•Consolidated Statements of Shareholders’ Equity – Years ended September 29, 2023, September 30, 2022 and October 1, 2021
•Consolidated Statements of Cash Flows – Years ended September 29, 2023, September 30, 2022 and October 1, 2021
•Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 8th day of December 2023.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of December 2023.

/s/ Helen P. Johnson-Leipold	Chairman and Chief Executive Officer and Director
(Helen P. Johnson-Leipold)	(Principal Executive Officer)

/s/ John M. Fahey, Jr.	Vice Chairman of the Board and Lead Outside Director
(John M. Fahey, Jr.)

/s/ Edward Stevens	Director
(Edward Stevens)

/s/ Edward F. Lang	Director
(Edward F. Lang)

/s/ Katherine Button Bell	Director
(Katherine Button Bell)

/s/ Richard Sheahan	Director
(Richard (“Casey”) Sheahan)

/s/ Jeffrey M. Stutz	Director
(Jeffrey M. Stutz)

/s/ Annie Zipfel	Director
(Annie Zipfel)

/s/ Paul G. Alexander	Director
(Paul G. Alexander)

/s/ David W. Johnson	Vice President and Chief Financial Officer
(David W. Johnson)	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Title

3.1	Articles of Incorporation of the Company as amended through February 17, 2000. (Filed as Exhibit 3.1(a) to the Company’s Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

3.2	Bylaws of the Company as amended and restated through December 6, 2010. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended October 1, 2010 and incorporated herein by reference.)

4.1	Description of Registrant's Securities (Filed as Exhibit 4.1 to the Company's Form 10-K for the year ended September 27, 2019 and incorporated herein by reference.)

9.1	Johnson Outdoors Inc. Class B common stock Amended and Restated Voting Trust Agreement, dated as of February 16, 2010 (Filed as Exhibit 2 to Amendment No. 14 to the Schedule 13D filed by Helen P. Johnson-Leipold on February 24, 2017 and incorporated herein by reference.)

10.1	Registration Rights Agreement regarding Johnson Outdoors Inc. common stock issued to the Johnson family prior to the acquisition of Johnson Diversified, Inc. (Filed as Exhibit 10.1 to the Company’s Form 10-K dated and filed with the Securities and Exchange Commission on December 8, 2017 and incorporated herein by reference.)

10.2	Registration Rights Agreement regarding Johnson Outdoors Inc. Class A common stock held by Mr. Samuel C. Johnson. (Filed as Exhibit 10.2 to the Company’s Form 10-K dated and filed with the Securities and Exchange Commission on December 8, 2017 and incorporated herein by reference.)

10.3 +	Johnson Outdoors Inc. 2000 Long-Term Stock Incentive Plan. (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 29, 2005 and incorporated herein by reference.)

10.4 +	Johnson Outdoors Inc. Worldwide Key Executives’ Discretionary Bonus Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2014 and incorporated herein by reference.)

10.5 +	Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 2, 2004 and incorporated herein by reference.)

10.6 +	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.7 +	Form of Stock Option Agreement under Johnson Outdoors Inc. 2003 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-115298 and incorporated herein by reference.)

10.8	Amended and Restated Credit Agreement dated as of November 15, 2017 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, PNC Capital markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017).

10.9 +	Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan. (Filed as Exhibit 99.2 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on March 8, 2010.)

10.10 +	Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.)

10.11 +	Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 13, 2017 and incorporated herein by reference.)

10.12 +	Form of Restricted Stock Unit Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.31 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 5, 2014.)

10.13 +	Form of Restricted Stock Unit Agreement (Performance Based) under Johnson Outdoors Inc. 2010 Long Term Stock Incentive Plan. (Filed as Exhibit 10.32 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2015.)

10.14 +	Form of Restricted Stock Agreement under Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan. (Filed as Exhibit 10.14 to the annual report on Form 10-K dated and filed with the Securities and Exchange Commission on December 7, 2018.)

10.15 +	Johnson Outdoors Inc. 2020 Long Term Stock Incentive Plan. (Filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 10, 2020 and incorporated herein by reference.)

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

10.18	First Amendment dated July 15, 2021 to Amended and Restated Credit Agreement dated as of November 15, 2017 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, PNC Capital markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (filed as Exhibit 10.1 to the Company's Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021 and incorporated herein by reference).

19	Johnson Outdoors Inc. Insider Trading Policy.

21	Subsidiaries of the Company as of September 29, 2023

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

97+	Johnson Outdoors Inc. Incentive Compensation Recovery Policy, as amended and restated effective as of June 1, 2023.

101	The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended September 29, 2023 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended September 29, 2023 has been formatted in Inline XBRL (included in Exhibit 101).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2023. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of September 29, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
Johnson Outdoors Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Johnson Outdoors Inc.'s (the Company) internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated December 8, 2023 expressed an unqualified opinion.

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
December 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
Johnson Outdoors Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. and its subsidiaries (the Company) as of September 29, 2023 and September 30, 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 29, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2023 and September 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 8, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Obsolete and Excess Inventory Reserve
As described within Notes 1 and 15 to the consolidated financial statements, the consolidated inventory balance as of September 29, 2023 was $261,474,000, net of $18,471,000 in reserves, of which a significant portion relates to the Fishing segment. The Company values inventory at the lower of cost (determined using the first-in, first-out method) or net realizable value. Management develops assumptions when estimating the inventory reserves based on expected future demand, market conditions, and industry conditions.

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

Our audit procedures related to the Company’s evaluation of the obsolete and excess inventory reserve for the Fishing segment include the following primary procedures, among others:

a.We obtained an understanding of the relevant controls related to the obsolete and excess inventory and tested such controls for design and operating effectiveness.

b.We tested the completeness of the inventory population subject to the obsolete and excess reserve, and in addition,we recalculated the reserve and confirmed that calculation conformed to the Company policy for inventory reserves.

c.We performed a comparison of current year results compared to prior year estimates to evaluate management's reserve for obsolete and excess inventory by testing write-offs of inventory.

d.We evaluated the reasonableness of management's significant assumptions related to predicted or forecasted demand, market conditions, and other industry conditions.

We have served as the Company’s auditor since 2010.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 8, 2023

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	September 29 2023	September 30 2022	October 1 2021
Net sales	$663,844	$743,355	$751,651
Cost of sales	419,757	472,023	417,526
Gross profit	244,087	271,332	334,125
Operating expenses:
Marketing and selling	144,446	133,891	141,059
Administrative management, finance and information systems	56,497	43,419	56,083
Research and development	31,404	27,712	25,700
Total operating expenses	232,347	205,022	222,842
Operating profit	11,740	66,310	111,283
Interest income	(4,543)	(807)	(366)
Interest expense	152	153	145
Other (income) expense, net	(9,693)	8,076	(1,418)
Profit before income taxes	25,824	58,888	112,922
Income tax expense	6,290	14,397	29,541
Net income	$19,534	$44,491	$83,381

Weighted average common shares - Basic:
Class A	8,968	8,913	8,864
Class B	1,208	1,208	1,212
Dilutive stock options and restricted stock units	19	30	44
Weighted average common shares - Dilutive	10,195	10,151	10,120
Net income per common share - Basic:
Class A	$1.93	$4.42	$8.34
Class B	$1.75	$4.02	$7.57
Net income per common share - Diluted:
Class A	$1.90	$4.37	$8.21
Class B	$1.90	$4.37	$8.21
Dividends declared per common share:
Class A	$1.26	$1.21	$0.93
Class B	$1.15	$1.10	$0.85

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(thousands, except per share data)	September 29 2023	September 30 2022	October 1 2021
Net income	$19,534	$44,491	$83,381
Other comprehensive income (loss):
Foreign currency translation	2,790	(6,815)	283
Unrealized loss on available-for-sale securities, net of tax	(121)	—	—
Change in pension plans, net of tax	34	49	2,386
Total other comprehensive income (loss)	2,703	(6,766)	2,669
Total comprehensive income	$22,237	$37,725	$86,050

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 29 2023	September 30 2022
ASSETS
Current assets:
Cash and cash equivalents	$111,854	$129,803
Short-term investments	26,764	—
Accounts receivable, net	43,159	91,919
Inventories	261,474	248,649
Other current assets	15,405	9,945
Total current assets	458,656	480,316
Investments	13,943	—
Property, plant and equipment, net of accumulated depreciation of $177,426 and $171,843, respectively	94,353	89,125
Right of use assets	50,746	56,625
Deferred income taxes	18,352	11,411
Goodwill	11,172	11,160
Other intangible assets, net	8,472	8,372
Other assets	25,912	22,922
Total assets	$681,606	$679,931
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	42,744	53,796
Current lease liability	7,009	7,223
Accrued liabilities:
Salaries, wages and benefits	16,741	20,806
Accrued warranty	11,741	9,639
Income taxes payable	4,252	3,186
Accrued discounts and returns	8,176	5,214
Accrued customer programs	3,774	4,726
Other	9,569	10,123
Total current liabilities	104,006	114,713
Non-current lease liability	45,335	50,680
Deferred income taxes	1,838	1,752
Retirement benefits	1,588	1,563
Deferred compensation liability	24,607	21,466
Other liabilities	4,495	1,743
Total liabilities	181,869	191,917
Shareholders' equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding: 9,043,189 and 8,984,253, respectively	453	451
Class B shares issued and outstanding: 1,207,760 and 1,207,798, respectively	61	61
Capital in excess of par value	88,234	87,351
Retained earnings	409,574	402,821
Accumulated other comprehensive income	3,323	620
Treasury stock at cost, shares of Class A common stock: 25,342 and 45,961, respectively	(1,908)	(3,290)
Total shareholders' equity	499,737	488,014
Total liabilities and shareholders' equity	$681,606	$679,931

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 2, 2020	10,084,799	$504	$78,668	$296,431	$4,717	$(2,220)
Net income	—	—	—	83,381	—	—
Dividends declared	—	—	—	(9,311)	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—
Award of non-vested shares	48,683	5	(4)	—	—	—
Stock-based compensation	—	—	4,160	—	—	—
Currency translation adjustment	—	—	—	—	283	—
Change in pension plans, net of tax	—	—	—	—	2,386	—
Non-vested stock forfeitures	(621)	—	75	—	—	(75)
Purchase of treasury stock at cost	(5,661)	—	—	—	—	(495)
BALANCE AT OCTOBER 1, 2021	10,127,200	509	82,899	370,501	7,386	(2,790)
Net income	—	—	—	44,491	—	—
Dividends declared	—	—	—	(12,171)	—	—
Issuance of stock under employee stock purchase plan	5,112	—	332	—	—	—
Award of non-vested shares	66,868	3	(3)	—	—	—
Stock-based compensation	—	—	4,129	—	—	—
B to A conversion	—	—	(156)	—	—	156
Currency translation adjustment	—	—	—	—	(6,815)	—
Change in pension plans, net of tax	—	—	—	—	49	—
Non-vested stock forfeitures	(2,040)	—	150	—	—	(150)
Purchase of treasury stock at cost	(5,089)	—	—	—	—	(506)
BALANCE AT SEPTEMBER 30, 2022	10,192,051	512	87,351	402,821	620	(3,290)
Net income	—	—	—	19,534	—	—
Dividends declared	—	—	—	(12,781)	—	—
Issuance of stock under employee stock purchase plan	5,401	—	266	—	—	460
Award of non-vested shares	71,742	2	(2,586)	—	—	2,123
Stock-based compensation	—	—	2,446	—	—	—
B to A conversion	—	—	(2)	—	—	2
Currency translation adjustment	—	—	—	—	2,790	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(121)	—
Change in pension plans, net of tax	—	—	—	—	34	—
Non-vested stock forfeitures	(10,632)	—	759	—	—	(759)
Purchase of treasury stock at cost	(7,613)	—	—	—	—	(444)
BALANCE AT SEPTEMBER 29, 2023	10,250,949	$514	$88,234	$409,574	$3,323	$(1,908)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 29 2023	September 30 2022	October 1 2021
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income	$19,534	$44,491	$83,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,005	13,973	12,980
Amortization of intangible assets	290	261	421
Amortization of deferred financing costs	35	35	29
(Gain) loss on sale of productive assets	(6,410)	90	161
Stock based compensation	2,446	4,129	4,160
Provision for doubtful accounts receivable	177	30	308
Provision for inventory reserves	10,225	4,409	518
Deferred income taxes	(6,925)	1,848	(2,277)
Change in operating assets and liabilities:
Accounts receivable, net	48,292	(22,028)	(3,948)
Inventories, net	(28,381)	(89,259)	(69,637)
Accounts payable and accrued liabilities	(10,800)	(21,722)	31,702
Other current assets	(5,444)	2,831	(1,499)
Other non-current assets	130	67	(226)
Other long-term liabilities	2,634	(2,393)	2,614
Other, net	(95)	1,094	(369)
	41,713	(62,144)	58,318
CASH USED FOR INVESTING ACTIVITIES
Purchase of short-term investments	(40,696)	—	—
Capital expenditures	(22,668)	(31,690)	(21,409)
Proceeds from sale of productive assets	14,990	12	28
	(48,374)	(31,678)	(21,381)
CASH USED FOR FINANCING ACTIVITIES
Debt issuance costs paid	—	—	(138)
Common stock transactions	266	332	—
Dividends paid	(12,554)	(12,056)	(8,400)
Purchases of treasury stock	(444)	(509)	(495)
	(12,732)	(12,233)	(9,033)
Effect of foreign currency rate changes on cash	1,444	(4,590)	107
(Decrease) increase in cash and cash equivalents	(17,949)	(110,645)	28,011
CASH AND CASH EQUIVALENTS
Beginning of period	129,803	240,448	212,437
End of period	$111,854	$129,803	$240,448

Supplemental Disclosure:
Accrued dividends	$227	$115	$911
Non-cash treasury activity	938	9	—
Cash paid for taxes	17,129	19,086	26,544
Cash paid for interest	114	113	114
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 29, 2023

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Johnson Outdoors Inc. (the “Company”) is an integrated, global outdoor recreation products company engaged in the innovative design, manufacture and marketing of brand name camping, diving, watercraft and marine electronics products.

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 29, 2023 (hereinafter 2023), September 30, 2022 (hereinafter 2022) and October 1, 2021 (hereinafter 2021) comprised 52 weeks.

Cash, Cash Equivalents and Marketable Securities

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

As of September 29, 2023, the Company held approximately $49,838 of cash and cash equivalents in bank accounts in foreign jurisdictions.
During the third quarter of fiscal 2023, the Company invested in marketable securities. The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in the Consolidated Statements of Shareholders' Equity.

At September 29, 2023, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the period presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The following table summarizes the Company's marketable securities measured at fair value as of September 29, 2023:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$29,749	$29,686	$—	$63
Fixed rate Canadian Government Bonds	$11,121	$11,021	$—	$100
Total	$40,870	$40,707	$—	$163

There were no maturities or sales of available-for-sale securities during the years ended September 29, 2023, September 30, 2022 and October 1, 2021. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.
The contractual maturities of the marketable securities held at September 29, 2023 are as follows: $26,764 within one year, classified as Short-Term Investments on the Consolidated Balance Sheets, and $13,943 greater than one year, but less than five years, classified as Investments under non-current assets on the Consolidated Balance Sheets.

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

Inventories at the end of the respective fiscal years consisted of the following:

	September 29 2023	September 30 2022
Raw materials	$114,467	$166,443
Work in process	—	230
Finished goods	147,007	81,976
	$261,474	$248,649

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

Property, plant and equipment at the end of the respective years consisted of the following:

	2023	2022
Property improvements	$380	$586
Buildings and improvements	35,877	33,930
Furniture and fixtures, equipment and computer software	235,522	226,452
	271,779	260,968
Less accumulated depreciation	177,426	171,843
	$94,353	$89,125

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The results of the impairment tests performed in 2023, 2022, and 2021 indicated no impairment to the Company’s goodwill.

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

The changes in the carrying amount and the composition of the Company's goodwill for fiscal 2023 and 2022 were as follows:

	Fishing	Camping	Watercraft	Diving	Total
Balance at October 1, 2021
Goodwill	$17,450	$7,038	$6,242	$33,078	$63,808
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,221	—	—	—	11,221
Currency translation	(61)	—	—	—	(61)
Balance at September 30, 2022
Goodwill	17,389	7,038	6,242	33,078	63,747
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,160	—	—	—	11,160
Currency translation	12	—	—	—	12
Balance at September 29, 2023
Goodwill	17,401	7,038	6,242	33,078	63,759
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	$11,172	$—	$—	$—	$11,172

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2023, 2022 or 2021.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $290, $261 and $421 for 2023, 2022 and 2021, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $324 for each of the next 3 fiscal years, $307 for fiscal 2027 and $102 for fiscal 2028.

Intangible assets at the end of the last two years consisted of the following:

	2023			2022
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$4,045	$(4,041)	$4	$3,959	$(3,956)	$3
Other amortizable intangibles	12,769	(11,326)	1,443	12,137	(10,793)	1,344
Non-amortized trademarks	7,025	—	7,025	7,025	—	7,025
	$23,839	$(15,367)	$8,472	$23,121	$(14,749)	$8,372

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances, such as unplanned negative cash flow, indicate that the carrying amount of these assets may not be fully recoverable.  In such an event, the carrying amount of the asset group is compared to the future undiscounted cash flows expected to be generated by the asset group to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets. During the fourth quarters of fiscal 2023 and 2022, the Company determined it was not necessary to perform an impairment analysis, as there were no events or changes in business circumstances that indicated that the carrying amount of the assets may not be fully recoverable. Accordingly, there was no impairment.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended September 29, 2023.

Balance at October 2, 2020	$10,849
Expense accruals for warranties issued during the period	13,112
Less current period warranty claims paid	9,888
Balance at October 1, 2021	$14,073
Expense accruals for warranties issued during the period	4,563
Less current period warranty claims paid	8,997
Balance at September 30, 2022	$9,639
Expense accruals for warranties issued during the period	11,330
Less current period warranty claims paid	9,228
Balance at September 29, 2023	$11,741

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income ("AOCI") on the accompanying Consolidated Balance Sheets as of the end of fiscal year 2023, 2022 and 2021 were as follows:

	2023			2022			2021
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$3,581	$—	$3,581	$791	$—	$791	$7,606	$—	$7,606
Unrealized loss on available-for-sale securities	(163)	42	(121)	—	—	—	—	—	—
Unamortized loss on pension plans	(276)	139	(137)	(321)	150	(171)	(386)	166	(220)
Accumulated other comprehensive income	$3,142	$181	$3,323	$470	$150	$620	$7,220	$166	$7,386

The reclassifications out of AOCI for the years ended September 29, 2023, September 30, 2022, and October 1, 2021 were as follows:

	2023	2022	2021	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$45	$45	$576	Cost of sales / Operating expense
Tax effects	(11)	(11)	(144)	Income tax expense
Total reclassifications for the period	$34	$34	$432

The changes in AOCI by component, net of tax, for the year ended September 29, 2023 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for-sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$791	$—	$(171)	$620
Other comprehensive income before reclassifications	2,790	(163)	—	2,627
Amounts reclassified from accumulated other comprehensive income	—	—	45	45
Tax effects	—	42	(11)	31
Balance at September 29, 2023	$3,581	$(121)	$(137)	$3,323

The changes in AOCI by component, net of tax, for the year ended September 30, 2022 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 1, 2021	$7,606	$(220)	$7,386
Other comprehensive income before reclassifications	(6,815)	20	(6,795)
Amounts reclassified from accumulated other comprehensive income	—	45	45
Tax effects	—	(16)	(16)
Balance at September 30, 2022	$791	$(171)	$620

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

For the years ended September 29, 2023, September 30, 2022 and October 1, 2021, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended September 29, 2023, September 30, 2022 and October 1, 2021, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 63,506, 39,956 and 38,914 shares for the years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive totaled 49,531, 35,816 and 25,768 shares for the years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2023	2022	2021
Net income	$19,534	$44,491	$83,381
Less: Undistributed earnings reallocated to non-vested shareholders	(122)	(174)	(320)
Dilutive earnings	$19,412	$44,317	$83,061
Weighted average common shares – Basic:
Class A	8,968	8,913	8,864
Class B	1,208	1,208	1,212
Dilutive stock options and restricted stock units	19	30	44
Weighted average common shares - Dilutive	10,195	10,151	10,120
Net income per common share – Basic:
Class A	$1.93	$4.42	$8.34
Class B	$1.75	$4.02	$7.57
Net income per common share – Diluted:
Class A	$1.90	$4.37	$8.21
Class B	$1.90	$4.37	$8.21

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency losses from transactions of $114, $1,741 and $215 in 2023, 2022, and 2021, respectively, which were included in Other income, net in the accompanying Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 14% of the Company’s revenues for the year ended September 29, 2023 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  The Company did not use foreign currency forward contracts in 2023, 2022 or 2021.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

Advertising & Promotions

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising and promotions expense in 2023, 2022 and 2021 totaled $35,503, $30,574 and $30,882, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $780 and $470 at September 29, 2023 and September 30, 2022, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $15,519, $17,923 and $16,093 for 2023, 2022 and 2021, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products and bathymetry data collection and processing, which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $64,390, less accumulated amortization of $37,934, at September 29, 2023 and $58,857, less accumulated amortization of $33,872, at September 30, 2022.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2023, 2022 and 2021 was $4,062, $3,444 and $3,637, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximated fair value at September 29, 2023 and September 30, 2022 due to the short maturities of these instruments. During 2023, 2022 and 2021, the Company held investments in equity and debt securities that were carried at fair value related to its deferred compensation liability which was also carried at the same fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

Marketable Securities
Marketable securities, which are included in "Short-term Investments" and "Investments", based on maturity date, are classified as available-for-sale securities.  These assets are comprised of marketable debt securities, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. Subsequently in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848)—Deferral of the Sunset Date of Topic 848, which delayed the effective date to December 31, 2024. The Company adopted Topic 848 in the fourth fiscal quarter of 2023, and does not expect this guidance to have a significant impact on its financial statements and disclosures.

2    INDEBTEDNESS

The Company had no outstanding debt at September 29, 2023 or September 30, 2022.

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

The interest rate on the Revolver is based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin, which margin resets each quarter. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company's leverage ratio for the trailing twelve month period. The interest rates on the Revolver were approximately 6.4% at September 29, 2023 and 4.1% at September 30, 2022.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $67 and $173 at September 29, 2023 and September 30, 2022, respectively.  The Company had no other unsecured lines of credit as of September 29, 2023 or September 30, 2022.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 14% of the Company’s revenues for the fiscal year ended September 29, 2023 were denominated in currencies other than the U.S. dollar.  Approximately 6% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of September 29, 2023 and September 30, 2022, the Company held no foreign currency forward contracts.

Interest Rate Risk

As of September 29, 2023 and September 30, 2022, the Company held no interest rate swap contracts.

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

The following table summarizes the Company’s financial assets measured at fair value as of September 29, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$24,562	$—	$—	$24,562

The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$21,436	$—	$—	$21,436

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

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended September 29, 2023, September 30, 2022 and October 1, 2021 was:

	Location of income recognized in Statement of Operations	2023	2022	2021
Rabbi trust assets	Other (income) expense, net	$(2,862)	$6,424	$(4,878)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition. No assets or liabilities were measured at fair value on a non-recurring basis in 2023, 2022, or 2021.

5    LEASES

The Company determines if an arrangement is a lease at inception. The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. As an ongoing accounting policy election under Topic 842, the Company excludes short-term leases (terms of 12 months or less) from the balance sheet presentation and accounts for non-lease and lease components in a contract as a single lease component for most asset classes. All leases in which the Company is the lessee are classified as operating leases, and the Company does not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor.

As of September 29, 2023, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 16 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

As of September 29, 2023, the components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations were as follows:

	Year ended	Year ended	Year ended
	September 29, 2023	September 30, 2022	October 1, 2021
Lease Cost
Operating lease costs	$9,819	$9,129	$8,323
Short-term lease costs	2,493	1,739	1,549
Variable leases costs	171	172	184
Total lease cost	$12,483	$11,040	$10,056

Included in the amounts in the table above was rent expense to related parties of $1,255, $1,209 and $1,043, for the years ended September 29, 2023 September 30, 2022, and October 1, 2021, respectively.

As of September 29, 2023 and September 30, 2022, the Company did not have any finance leases. While the Company extended or renewed various existing leases during the year, there were no significant new leases entered into during the year ended September 29, 2023. As of September 29, 2023, the Company did not have any significant operating lease commitments that have not yet commenced.

Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Year ended	Year ended
	September 29, 2023	September 30, 2022
Operating leases:

Operating lease ROU assets	$50,746	$56,625

Current operating leases liabilities	7,009	7,223
Non-current operating lease liabilities	45,335	50,680
Total operating lease liabilities	$52,344	$57,903

Weighted average remaining lease term (in years)	11.96	12.59

Weighted average discount rate	3.21%	3.15%

Cash paid for amounts included in the measurement of lease liabilities	$8,858	$8,066

ROU assets obtained in exchange for lease liabilities	$3,686	$13,296

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at September 29, 2023 were as follows:

Year	Related parties included in total	Total
2024	$1,270	$8,506
2025	1,308	7,846
2026	1,348	6,142
2027	226	4,914
2028	—	3,728
Thereafter	—	32,551
Total undiscounted lease payments	4,152	63,687
Less: Imputed interest	(103)	(11,343)
Total net lease liability	$4,049	$52,344

6    INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2023	2022	2021
United States	$16,070	$51,229	$99,774
Foreign	9,754	7,659	13,148
	$25,824	$58,888	$112,922

Income tax expense for the respective years consisted of the following:

	2023	2022	2021
Current:
Federal	$7,631	$8,798	$22,860
State	2,267	834	6,392
Foreign	3,286	2,922	3,236
Deferred	(6,894)	1,843	(2,947)
	$6,290	$14,397	$29,541

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2023	2022
Deferred tax assets:
Inventories	$4,628	$2,366
Compensation	6,954	8,099
Lease liabilities	12,956	14,168
Tax credit carryforwards	2,116	2,356
Net operating loss carryforwards	5,488	4,805
Research and Experimental Expenditures	4,536	—
Other	7,310	6,430
Total gross deferred tax assets	43,988	38,224
Less valuation allowance	7,101	6,700
Deferred tax assets	36,887	31,524
Deferred tax liabilities:
Goodwill and other intangibles	2,476	1,848
Right of Use assets	12,571	13,864
Depreciation and amortization	4,578	5,528
Foreign statutory reserves	748	625
Net deferred tax assets	$16,514	$9,659

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheets as of the years ended September 29, 2023 and September 30, 2022 were as follows:

	2023	2022
Non-current assets	$18,352	$11,411
Non-current liabilities	1,838	1,752
Net deferred tax assets	$16,514	$9,659

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.4%	3.4%	4.4%
Uncertain tax positions, net of settlements	(0.3)%	(0.5)%	0.1%
Foreign-derived intangible income ("FDII") deduction	(2.3)%	(0.9)%	(1.1)%
Foreign tax rate differences	2.2%	1.5%	0.6%
Compensation	2.4%	0.1%	0.8%
Changes in estimates related to prior years tax return filing	(1.3)%	(1.6)%	(0.5)%
Deferred tax asset - valuation allowance	1.7%	1.6%	0.6%
Tax Credits	(2.5)%	(0.7)%	(0.4)%
Other	0.1%	0.5%	0.7%
	24.4%	24.4%	26.2%

The Company’s net operating loss carryforwards and their expirations as of September 29, 2023 were as follows:

	State	Foreign	Total
Year of expiration
2024-2028	$2,118	$8,346	$10,464
2029-2033	2,326	6,365	8,691
2034-2038	4,447	—	4,447
2039-2043	774	—	774
Indefinite	2	6,800	6,802
Total	$9,667	$21,511	$31,178

The Company has tax credit carryforwards as follows:

	State	Federal	Total
Year of expiration
2024-2028	$1,365		$1,365
2029-2033	598		598
2034-2038	119		119
Total	$2,082	$—	$2,082

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2023	2022
Beginning balance	$6,201	$6,757
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	493	476
Settlements	—	—
Lapse of statute of limitations	(598)	(1,032)
Ending balance	$6,096	$6,201

The total accrued interest and penalties with respect to income taxes was approximately $1,913 and $1,866 for the years ended September 29, 2023 and September 30, 2022, respectively.  The Company’s liability for unrecognized tax benefits as of September 29, 2023 was $6,096, and if recognized, $5,107 of such amount would have an effective tax rate impact.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties of $47, $(15) and $(63) were recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2023, 2022 and 2021, respectively.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of approximately $15.4 million would have been necessary as of September 29, 2023.

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

The following tax years remain subject to examination by the Company's respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2020-2023
Canada	2019-2023
France	2020-2023
Germany	2018-2023
Italy	2021-2023
Switzerland	2013-2023

7    EMPLOYEE BENEFITS

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $2,190, $2,044 and $1,680 for 2023, 2022 and 2021, respectively.

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is reported at fair value equal to the related rabbi trust assets, and is classified as “Deferred compensation liability” on our accompanying Consolidated Balance Sheets, was approximately $24,607 and $21,466 as of September 29, 2023 and September 30, 2022, respectively.  See “Note 4 Fair Value” for additional information.

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

9    COMMON STOCK

The number of authorized and outstanding shares of each class of the Company’s common stock at the end of the respective years was as follows:

	2023	2022
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	9,043,189	8,984,253
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,207,760	1,207,798

Holders of Class A common stock are entitled to elect 25%, or the next highest whole number, of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2023 and 2022 there were 38 and 3,766 shares of Class B common stock converted into Class A common stock, respectively.

10    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 468,066 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at September 29, 2023.  Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan and 2012 Non-Employee Director Stock Ownership Plan, which no longer allow for additional share grants, also remain outstanding.

The Company recognized additional tax expense of $95 for 2023 from the vesting of restricted stock and restricted stock units, and additional tax benefits of $98 and $581 for 2022 and 2021, respectively.  These amounts were recorded as a component of income tax expense. The Company recognizes forfeitures of equity awards as incurred.

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

A summary of non-vested stock activity for the two year period ended September 29, 2023 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 1, 2021	37,591	$80.86
Non-vested stock grants	33,911	72.40
Non-vested stock forfeited	(2,040)	73.53
Restricted stock vested	(11,326)	95.34
Non-vested stock at September 30, 2022	58,136	73.37
Non-vested stock grants	28,528	59.25
Non-vested stock forfeited	(10,632)	71.41
Restricted stock vested	(14,790)	76.07
Non-vested stock September 29, 2023	61,242	66.48

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 2,289 and 1,778 during 2023 and 2022, respectively.  The fair value of restricted stock vested during 2023, 2022 and 2021 was approximately $909, $1,002 and $1,950, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,612, $1,252 and $1,179 during 2023, 2022 and 2021, respectively.  The tax benefit recognized during 2023, 2022 and 2021 related to stock based compensation was $390, $295 and $287, respectively.  Unrecognized compensation cost related to non-vested stock as of September 29, 2023 was $1,900, which amount will be amortized to expense through November 2025 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2023 and in prior years have been granted at their fair market value on the date of grant.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees.

A summary of RSU activity follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 1, 2021	69,768	$73.60
RSUs granted	19,758	101.22
RSUs forfeited	(1,340)	71.42
RSUs vested	(22,192)	74.62
RSUs at September 30, 2022	65,994	82.58
RSUs granted	36,484	56.54
RSUs forfeited	(7,492)	76.75
RSUs vested	(26,742)	64.51
RSUs at September 29, 2023	68,244	76.38

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company were 5,324 and 3,331 during 2023 and 2022, respectively.  The fair value of restricted stock units vested during 2023, 2022 and 2021 was approximately $2,247, $3,240 and $3,353, respectively.

Stock compensation expense, net of forfeitures, related to restricted stock units was $732, $2,522 and $2,895 for the years ended September 29, 2023, September 30, 2022 and October 1, 2021, respectively.  The tax benefit recognized during 2023, 2022 and 2021 related to restricted stock unit based compensation was $462, $242 and $290, respectively. Unrecognized compensation cost related to non-vested restricted stock units as of September 29, 2023 was $131, which amount will be amortized to expense through September 2024 or adjusted for changes in future estimated or actual forfeitures.

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

The Company issued 5,401, 5,112 and 0 shares of Class A common stock under the Purchase Plan during the years 2023, 2022 and 2021, respectively, and recognized expense of $102, $355 and $86 in 2023, 2022 and 2021, respectively.

11    RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family. These transactions include product purchases, aviation services, office rental, and facility fees.  Total costs of these transactions were $1,473, $1,425 and $1,243 for 2023, 2022 and 2021, respectively.  Amounts due to/from related parties were immaterial at September 29, 2023 and September 30, 2022.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At September 29, 2023, the right to returns asset was $702 and the accrued returns liability was $1,758. At September 30, 2022, the right to returns asset was $768 and the accrued returns liability was $2,173. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

13    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin. During the years ended September 29, 2023, September 30, 2022, and October 1, 2021, combined sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $101,392, $97,174, and $114,008 respectively, of the Company's consolidated revenues.

The Company sold the Military and Commercial Tent product lines of its Camping business segment to a third party in an asset sale for a purchase price of $14,990 during the second quarter of fiscal 2023. The net book value of the assets and liabilities sold was approximately $8,350, resulting in a gain on sale of approximately $6,640, which is recorded in Other (income) expense, net in the Company’s accompanying Condensed Consolidated Statements of Operations. The purchase price and the net proceeds received by the Company related to this sale were subject to customary purchase price adjustment provisions and Company indemnity obligations set forth in the definitive purchase agreement. Accordingly, during the third and fourth fiscal quarter of 2023, a working capital true-up was recorded, which reduced the purchase price and the final net gain to approximately $6,560. The sale did not include the Eureka! brand name or the Eureka! consumer/recreational Camping business line.

During fiscal 2023, the Company also developed plans to fully exit the Eureka! brand of the Camping segment, which includes liquidating all remaining consumer inventory of Eureka! branded products and winding down operations. This will allow the Company to focus solely on the Jetboil product line, which we believe has a strong position in the cooking market. The Company incurred expenses of approximately $4,800 in fiscal 2023 related to the wind down of the Eureka! branded business, which included accruing exit costs and increasing inventory reserves, as well as incurring a contribution expense for a $2,000 donation of Eureka! inventory to a nonprofit organization. These costs are recorded in Costs of Sales and Operating Expenses in the Consolidated Statements of Operations. Other costs will be expensed as incurred and are not expected to be material.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2023	2022	2021
Net sales:
Fishing:
Unaffiliated customers	$491,890	$525,563	$552,073
Interunit transfers	1,037	1,019	927
Camping:
Unaffiliated customers	45,258	70,308	62,879
Interunit transfers	64	47	42
Watercraft Recreation:
Unaffiliated customers	40,590	67,884	66,396
Interunit transfers	178	56	207
Diving
Unaffiliated customers	85,031	78,862	69,433
Interunit transfers	38	12	14
Other / Corporate	1,075	738	870
Eliminations	(1,317)	(1,134)	(1,190)
Total	$663,844	$743,355	$751,651
Operating profit (loss):
Fishing	$41,325	$65,433	$122,490
Camping	457	13,415	14,025
Watercraft Recreation	(1,777)	6,173	9,173
Diving	6,092	4,705	1,530
Other / Corporate	(34,357)	(23,416)	(35,935)
	$11,740	$66,310	$111,283
Depreciation and amortization expense:
Fishing	$11,653	$9,690	$8,770
Camping	469	727	644
Watercraft Recreation	688	620	707
Diving	711	635	765
Other / Corporate	2,774	2,562	2,515
	$16,295	$14,234	$13,401
Capital expenditures:
Fishing	$17,427	$26,114	$18,570
Camping	372	87	399
Watercraft Recreation	2,181	1,079	681
Diving	828	834	742
Other / Corporate	1,860	3,576	1,017
	$22,668	$31,690	$21,409
Goodwill, net:
Fishing	$11,172	$11,160
Camping	—	—
Watercraft Recreation	—	—
Diving	—	—
	$11,172	$11,160
Total assets (end of period):
Fishing	$363,463	$382,850
Camping	53,003	59,247
Watercraft Recreation	26,953	33,496
Diving	83,555	76,475
Other / Corporate	154,632	127,863
	$681,606	$679,931

A summary of the Company’s operations by geographic area is presented below:

	2023	2022	2021
Net sales:
United States:
Unaffiliated customers	$569,383	$649,867	$659,330
Interunit transfers	33,873	34,212	30,593
Europe:
Unaffiliated customers	39,155	34,427	30,509
Interunit transfers	9,866	12,109	9,974
Canada:
Unaffiliated customers	39,465	44,635	48,867
Interunit transfers	—	—	12
Other:
Unaffiliated customers	15,841	14,425	12,945
Interunit transfers	18	17	106
Eliminations	(43,757)	(46,337)	(40,685)
	$663,844	$743,355	$751,651
Total assets:
United States	$565,402	$581,004
Europe	44,360	40,040
Canada and other	71,844	58,887
	$681,606	$679,931
Long-term assets (1):
United States	$188,073	$177,191
Europe	6,578	6,363
Canada and other	9,948	4,650
	$204,599	$188,204

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

15    VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2023, 2022 and 2021:

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year Ended September 29, 2023
Allowance for doubtful accounts	$1,037	$177	$307	$907
Reserves for inventory valuation	9,089	10,225	843	18,471
Valuation of deferred tax assets	6,700	1,067	666	7,101
Reserves for sales returns	2,200	2,448	2,875	1,773
Year ended September 30, 2022
Allowance for doubtful accounts	$2,494	$30	$1,487	$1,037
Reserves for inventory valuation	5,548	4,409	868	9,089
Valuation of deferred tax assets	6,372	1,072	744	6,700
Reserves for sales returns	2,095	2,429	2,324	2,200
Year ended October 1, 2021
Allowance for doubtful accounts	$2,697	$308	$511	$2,494
Reserves for inventory valuation	5,385	518	355	5,548
Valuation of deferred tax assets	6,524	1,352	1,504	6,372
Reserves for sales returns	3,043	1,705	2,653	2,095

16    QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2023	2022	2023	2022	2023	2022	2023	2022
Net sales	$178,337	$153,524	$202,115	$189,623	$187,047	$203,819	$96,345	$196,389
Gross profit	62,779	60,631	75,335	68,585	77,587	73,509	28,386	68,607
Operating profit (loss)	5,472	13,760	11,390	15,429	17,443	23,799	(22,565)	13,322
Income (loss) before income taxes	8,166	14,589	19,948	13,210	19,822	19,244	(22,112)	11,845
Income tax expense (benefit)	2,287	3,733	5,087	3,310	5,021	5,162	(6,105)	2,192
Net income (loss)	$5,879	$10,856	$14,861	$9,900	$14,801	$14,082	$(16,007)	$9,653
Net income (loss) per common share - Basic:
Class A	$0.58	$1.08	$1.47	$0.99	$1.46	$1.40	$(1.56)	$0.96
Class B	$0.53	$0.98	$1.33	$0.90	$1.33	$1.27	$(1.56)	$0.87
Net income (loss) per common share - Diluted:
Class A	$0.57	$1.07	$1.45	$0.97	$1.44	$1.38	$(1.56)	$0.95
Class B	$0.57	$1.07	$1.45	$0.97	$1.44	$1.38	$(1.56)	$0.95

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the entire year.