Form 10-Q
period 2023-12-29
JOHNSON OUTDOORS INC
filed 2024-02-02
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 26, 2024, 9,075,928 shares of Class A and 1,207,760 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three months ended December 29, 2023 and December 30, 2022	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three months ended December 29, 2023 and December 30, 2022	- 2

		Condensed Consolidated Balance Sheets - December 29, 2023, September 29, 2023, and December 30, 2022	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three months ended December 29, 2023 and December 30, 2022	- 4

		Condensed Consolidated Statements of Cash Flows - Three months ended December 29, 2023 and December 30, 2022	- 5

		Notes to Condensed Consolidated Financial Statements	- 6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 19

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 24

	Item 4.	Controls and Procedures	- 24

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 25

	Item 1A.	Risk Factors	- 25

	Item 5.	Other Information	- 25

	Item 6.	Exhibits	- 25

		Signatures	- 25

		Exhibit Index	- 26

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(thousands, except per share data)	December 29, 2023	December 30, 2022
Net sales	$138,644	$178,337
Cost of sales	85,790	115,558
Gross profit	52,854	62,779
Operating expenses:
Marketing and selling	30,342	33,498
Administrative management, finance and information systems	14,401	16,284
Research and development	8,065	7,525
Total operating expenses	52,808	57,307
Operating profit	46	5,472
Interest income	(1,198)	(827)
Interest expense	38	37
Other income, net	(4,693)	(1,904)
Profit before income taxes	5,899	8,166
Income tax expense	1,944	2,287
Net income	$3,955	$5,879

Weighted average common shares - Basic:
Class A	8,988	8,939
Class B	1,208	1,208
Participating securities	24	21
Weighted average common shares - Dilutive	10,220	10,168
Net income per common share - Basic:
Class A	$0.39	$0.58
Class B	$0.35	$0.53
Net income per common share - Diluted:
Class A	$0.38	$0.57
Class B	$0.38	$0.57

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(thousands)	December 29, 2023	December 30, 2022
Net income	$3,955	$5,879
Other comprehensive income:
Foreign currency translation	3,059	2,937
Unrealized gain on available-for-sale securities, net of tax	102	—
Change in pension plans, net of tax	7	8
Total other comprehensive income	3,168	2,945
Total comprehensive income	$7,123	$8,824

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	December 29, 2023	September 29, 2023	December 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$80,461	$111,854	$103,422
Short term investments	29,094	26,764	—
Accounts receivable, net	83,043	43,159	120,553
Inventories	267,321	261,474	251,525
Other current assets	16,305	15,405	11,024
Total current assets	476,224	458,656	486,524
Investments	4,668	13,943	—
Property, plant and equipment, net of accumulated depreciation of $180,947, $177,426 and $176,501, respectively	94,369	94,353	91,803
Right of use assets	51,852	50,746	55,647
Deferred income taxes	18,754	18,352	11,455
Goodwill	11,189	11,172	11,167
Other intangible assets, net	8,448	8,472	8,306
Other assets	27,179	25,912	24,194
Total assets	$692,683	$681,606	$689,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,403	$42,744	$57,058
Current lease liability	7,284	7,009	7,510
Accrued liabilities:
Salaries, wages and benefits	18,348	16,741	18,022
Accrued warranty	10,986	11,741	9,698
Accrued discounts and returns	9,232	8,176	6,253
Accrued customer programs	3,934	3,774	3,943
Other	10,880	13,821	14,954
Total current liabilities	104,067	104,006	117,438
Non-current lease liability	46,239	45,335	49,519
Deferred income taxes	2,008	1,838	1,849
Retirement benefits	1,653	1,588	1,610
Deferred compensation liability	27,337	24,607	22,684
Other liabilities	7,509	4,495	1,775
Total liabilities	188,813	181,869	194,875
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,076,240, 9,043,189 and 9,033,439, respectively	455	453	453
Class B shares issued and outstanding: 1,207,760, 1,207,760 and 1,207,798, respectively	61	61	61
Capital in excess of par value	88,830	88,234	86,923
Retained earnings	410,182	409,574	405,574
Accumulated other comprehensive income	6,491	3,323	3,565
Treasury stock at cost, shares of Class A common stock: 30,003, 25,342 and 31,265, respectively	(2,149)	(1,908)	(2,355)
Total shareholders’ equity	503,870	499,737	494,221
Total liabilities and shareholders’ equity	$692,683	$681,606	$689,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Three Months Ended December 29, 2023
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 29, 2023	10,250,949	$514	$88,234	$409,574	$3,323	$(1,908)
Net income	—	—	—	3,955	—	—
Dividends declared	—	—	—	(3,347)	—	—
Award of non-vested shares	37,712	2	(2)	—	—
Stock-based compensation	—	—	598	—	—	—
Currency translation adjustment	—	—	—	—	3,059	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	102	—
Change in pension plans, net of tax of $3	—	—	—	—	7	—
Purchase of treasury stock at cost	(4,661)	—	—	—	—	(241)
BALANCE AT DECEMBER 29, 2023	10,284,000	$516	$88,830	$410,182	$6,491	$(2,149)

Three Months Ended December 30, 2022
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 30, 2022	10,192,051	$512	$87,351	$402,821	$620	$(3,290)
Net income	—	—	—	5,879	—	—
Dividends declared	—	—	—	(3,126)	—	—
Award of non-vested shares	56,799	2	(1,381)	—	—	1,379
Stock-based compensation	—	—	953	—	—	—
Currency translation adjustment	—	—	—	—	2,937	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Purchase of treasury stock at cost	(7,613)	—	—	—	—	(444)
BALANCE AT DECEMBER 30, 2022	10,241,237	$514	$86,923	$405,574	$3,565	$(2,355)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Cash paid for taxes	Three Months Ended
(thousands)	December 29, 2023	December 30, 2022
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income	$3,955	$5,879
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	4,945	3,697
Amortization of intangible assets	82	66
Amortization of deferred financing costs	9	9
Stock based compensation	598	953
(Gain) loss on disposal of productive assets	(1,917)	71
Deferred income taxes	(349)	9
Change in operating assets and liabilities:
Accounts receivable, net	(39,474)	(28,166)
Inventories, net	(4,093)	(1,214)
Accounts payable and accrued liabilities	(770)	2,308
Other current assets	(862)	(1,055)
Other long-term liabilities	4,474	(196)
Other, net	(285)	69
	(33,687)	(17,570)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from maturity of short-term investments	7,500	—
Proceeds from sale of productive assets	2,189	—
Capital expenditures	(5,004)	(6,649)
	4,685	(6,649)
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(3,347)	(3,126)
Purchases of treasury stock	(241)	(444)
	(3,588)	(3,570)
Effect of foreign currency rate changes on cash	1,197	1,408
Decrease in cash and cash equivalents	(31,393)	(26,381)
CASH AND CASH EQUIVALENTS
Beginning of period	111,854	129,803
End of period	$80,461	$103,422

Supplemental Disclosure:
Cash paid for taxes	$1,093	$737
Cash paid for interest	28	28
Non-cash treasury stock activity	—	1,379

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of December 29, 2023 and December 30, 2022, and their results of operations for the three month periods then ended and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2023 which was filed with the Securities and Exchange Commission on December 8, 2023.

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Due to seasonal variations and other factors, some of which are described herein, the results of operations for the three months ended December 29, 2023 are not necessarily indicative of the results to be expected for the Company’s full 2024 fiscal year.  The current economic and business environment, including the level of demand in the consumer markets for outdoor recreation products, seasonality effects, and end consumer purchasing actions, all stemming therefrom, is beyond our control and remains highly uncertain and cannot be predicted at this time.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $1,108, $907 and $1,151 as of December 29, 2023, September 29, 2023 and December 30, 2022, respectively. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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
For the three month periods ended December 29, 2023 and December 30, 2022, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above.

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

For the three month periods ended December 29, 2023 and December 30, 2022, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 63,061 and 60,390 for the three months ended December 29, 2023 and December 30, 2022, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 65,228 and 53,699 for the three months ended December 29, 2023 and December 30, 2022, respectively.

Dividends per share

Dividends per share for the three month periods ended December 29, 2023 and December 30, 2022 were as follows:

	Three Months Ended
	December 29, 2023	December 30, 2022
Dividends declared per common share:
Class A	$0.33	$0.31
Class B	$0.30	$0.28

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 413,176 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at December 29, 2023. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan and its 2010 Long-Term Stock Incentive Plan, which no longer allow for additional share grants, also remain outstanding.

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

Index	JOHNSON OUTDOORS INC.

A summary of non-vested stock activity for the three months ended December 29, 2023 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 29, 2023	61,242	$66.48
Non-vested stock grants	16,836	54.21
Restricted stock vested	(7,478)	63.88
Non-vested stock at December 29, 2023	70,600	63.83

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,330 and 2,289 during the three month periods ended December 29, 2023 and December 30, 2022, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $428 and $456 for the three month periods ended December 29, 2023 and December 30, 2022, respectively. Unrecognized compensation cost related to non-vested stock as of December 29, 2023 was $2,385, which amount will be amortized to expense through December 2027 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended December 29, 2023 and December 30, 2022 was $409 and $429, respectively.

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

A summary of RSU activity for the three months ended December 29, 2023 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 29, 2023	68,244	$76.38
RSUs granted	38,054	54.20
RSUs vested	(17,516)	88.49
RSUs at December 29, 2023	88,782	64.48

Stock compensation expense, net of forfeitures, related to RSUs was $139 and $476 for the three month periods ended December 29, 2023 and December 30, 2022, respectively. Unrecognized compensation cost related to non-vested RSUs as of December 29, 2023 was $2,054, which amount will be amortized to expense through September 2026 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 2,331 and 5,055 during the three month periods ended December 29, 2023 and December 30, 2022, respectively.

The fair value of restricted stock units recognized as a tax deduction during the three month periods ended December 29, 2023 and December 30, 2022 was $1,015 and $2,247, respectively.

Index	JOHNSON OUTDOORS INC.
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

During the three month period ended December 29, 2023, the Company issued 0 shares of Class A common stock and recognized $31 of expense in connection with the Employees' Stock Purchase Plan. During the three month period ended December 30, 2022, the Company issued 0 shares of Class A common stock and recognized $21 of expense in connection with the Plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of December 29, 2023, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 16 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 29, 2023 and December 30, 2022 were as follows:

	Three months ended
	December 29, 2023	December 30, 2022
Lease Cost
Operating lease costs	$2,465	$2,430
Short-term lease costs	627	529
Variable lease costs	43	41
Total lease cost	$3,135	$3,000

Included in the amounts in the table above was rent expense to related parties of $314 and $314 for the three months ended December 29, 2023 and December 30, 2022, respectively.

As of December 29, 2023, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended December 29, 2023. As of December 29, 2023, the Company did not have any significant operating lease commitments that have not

Index	JOHNSON OUTDOORS INC.
yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Three months ended
	December 29, 2023	December 30, 2022
Operating leases:

Operating lease ROU assets	$51,852	$55,647

Current operating lease liabilities	7,284	7,510
Non-current operating lease liabilities	46,239	49,519
Total operating lease liabilities	$53,523	$57,029

Weighted average remaining lease term (in years)	11.50	12.21

Weighted average discount rate	3.19%	3.15%

Cash paid for amounts included in the measurement of lease liabilities	$2,268	$2,149

ROU assets obtained in exchange for lease liabilities	$2,061	$1,941

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at December 29, 2023 were as follows:

Year	Related parties included in total	Total
Remainder of 2024	$957	$6,778
2025	1,308	8,518
2026	1,348	7,286
2027	226	5,789
2028	—	3,823
Thereafter	—	32,580
Total undiscounted lease payments	3,839	64,774
Less: Imputed interest	(87)	(11,251)
Total net lease liability	$3,752	$53,523

6    INCOME TAXES

For the three months ended December 29, 2023 and December 30, 2022, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended
(thousands, except tax rate data)	December 29, 2023	December 30, 2022
Profit before income taxes	$5,899	$8,166
Income tax expense	1,944	2,287
Effective income tax rate	33.0%	28.0%

The increase in the effective tax rate for the three months ended December 29, 2023 compared to the three months ended December 30, 2022 was primarily related to a change in the geographic mix of profits or losses from a tax

Index	JOHNSON OUTDOORS INC.
perspective for the current year period, as compared to the prior year period. The Company's effective tax rate is impacted by valuation allowances in certain tax jurisdictions and, as a result, changes in the geographic source of Company profits or losses between periods can have varying impacts on the Company's effective tax rate during a particular period.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended December 29, 2023 and December 30, 2022 were:

December 29, 2023	December 30, 2022
Indonesia	Indonesia
Switzerland	Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2024 fiscal year tax expense is anticipated to be unchanged related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	December 29, 2023	September 29, 2023	December 30, 2022
Raw materials	$120,695	$114,467	$149,986
Work in process	—	—	229
Finished goods	146,626	147,007	101,310
	$267,321	$261,474	$251,525

The Company’s inventory levels have been significantly impacted over recent periods in connection with swings in demand for the Company’s products coming out of the recent COVID-19 pandemic. See below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on the impact of recent fluctuations in the Company’s net sales, including changes in demand for the Company’s products, on the Company’s inventory balances.

8    GOODWILL

The changes in goodwill during the three months ended December 29, 2023 and December 30, 2022 were as follows:

	December 29, 2023	December 30, 2022
Balance at beginning of period	$11,172	$11,160
Amount attributable to movements in foreign currency rates	17	7
Balance at end of period	$11,189	$11,167

Index	JOHNSON OUTDOORS INC.
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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the three months ended December 29, 2023 and December 30, 2022.

	December 29, 2023	December 30, 2022
Balance at beginning of period	$11,741	$9,639
Expense accruals for warranties issued during the period	1,243	1,852
Less current period warranty claims paid	1,998	1,793
Balance at end of period	$10,986	$9,698

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

11    INDEBTEDNESS

The Company had no debt outstanding at December 29, 2023, September 29, 2023, or December 30, 2022.

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

For the first three quarters of fiscal 2023, the interest rate on the Revolver was based on LIBOR plus an applicable margin. Beginning in the fourth quarter of fiscal 2023, upon adoption of topic 848, the interest rate is based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both December 29, 2023 and December 30, 2022 were approximately 6.5% and 5.4%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

Index	JOHNSON OUTDOORS INC.
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 29, 2023 or December 30, 2022.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $67 and $173 as of December 29, 2023 and December 30, 2022, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the three month period ended December 29, 2023 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros, approximately 5% were denominated in Canadian dollars and approximately 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

The Company may mitigate a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate to be paid or received for a fixed amount of currency at a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of December 29, 2023 and December 30, 2022, the Company held no foreign currency forward contracts.

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

The carrying amounts of cash, cash equivalents, accounts receivable, and accounts payable approximated their fair values at December 29, 2023, September 29, 2023 and December 30, 2022 due to the short term maturities of these instruments. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of December 29, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$25,818	$—	$—	$25,818

The following table summarizes the Company’s financial assets measured at fair value as of September 29, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$24,562	$—	$—	$24,562

The following table summarizes the Company’s financial assets measured at fair value as of December 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$22,684	$—	$—	$22,684

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended December 29, 2023 and December 30, 2022 was:

		Three Months Ended
	Location of income recognized in Statement of Operations	December 29, 2023	December 30, 2022
Rabbi trust assets	Other income, net	$2,672	$1,383

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended December 29, 2023 or December 30, 2022.

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

At December 29, 2023, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the period

Index	JOHNSON OUTDOORS INC.
presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The following table summarizes the Company’s marketable securities measured at fair value as of December 29, 2023:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$22,365	$22,371	$6	$—
Fixed rate Canadian Government Bonds	$11,423	$11,391	$—	$32
Total	$33,788	$33,762	$6	$32

The following table summarizes the Company’s marketable securities measured at fair value as of September 29, 2023:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$29,749	$29,686	$—	$63
Fixed rate Canadian Government Bonds	$11,121	$11,021	$—	$100
Total	$40,870	$40,707	$—	$163

Proceeds from the maturities of available for sale securities were $7,500 and $0 for the three month periods ended December 29, 2023 and December 30, 2022, respectively. There were no sales or purchases of available-for-sale securities for the three month periods ended December 29, 2023 and December 30, 2022, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The contractual maturities of the marketable securities held at December 29, 2023 are as follows: $29,094 within one year, classified as Short-Term Investments on the Condensed Consolidated Balance Sheets, and $4,668 greater than one year, but less than five years, classified as Investments on the Condensed Consolidated Balance Sheets.

15    NEW ACCOUNTING PRONOUNCEMENTS

    Recently issued accounting pronouncements

In December 2023, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for the Company in fiscal 2026 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The amendments in this ASU are effective in fiscal 2025, on a retrospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its financial statements and disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU covers a variety of codification topics, and the effective date for each amendment will be the date on which the SEC‘s removal of that related disclosure from

Index	JOHNSON OUTDOORS INC.
Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the potential impact of this guidance on its financial statements and disclosures.

Recently adopted accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. Subsequently in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848)—Deferral of the Sunset Date of Topic 848, which delayed the effective date to December 31, 2024. The Company adopted Topic 848 in the fourth fiscal quarter of 2023. The adoption of this pronouncement did not have a material impact on its financial statements and disclosures.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At December 29, 2023, the right to returns asset was $1,108 and the accrued returns liability was $2,723. At December 30, 2022, the right to returns asset was $834 and the accrued returns liability was $2,317. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

See Note 17 for required disclosures of disaggregated revenue.

17    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represents major product lines. Operations are conducted in the United States and various foreign countries, primarily in Europe,

Index	JOHNSON OUTDOORS INC.
Canada and the Pacific Basin.  During the three month period ended December 29, 2023, combined net sales to two customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $54,147 of the Company's consolidated revenues. During the three month period ended December 30, 2022, combined net sales to two customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $50,062 of the Company's consolidated revenues.

During the second quarter of fiscal 2023, the Company sold the Military and Commercial Tent product lines of its Camping segment to a third party in an asset sale. The sale did not include the Eureka! brand name or the Eureka! consumer/recreational Camping business line. Subsequently, during the fourth quarter of fiscal 2023, the Company developed and approved plans to fully exit the Eureka! brand of the Camping segment, which includes liquidating all remaining consumer inventory of Eureka! branded products and winding down operations. The Company incurred expenses of approximately $4,800 in the fourth quarter of fiscal 2023 related to the wind down of the Eureka! branded business. Other costs incurred during fiscal 2024 will be expensed as incurred and are not expected to be material.

During the first quarter of fiscal 2024, the Fishing segment of the Company sold a building, which resulted in a gain of approximately $1,900, which was recorded in Other income, net in the accompanying Condensed Consolidated Statements of Operations.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended
	December 29, 2023	December 30, 2022	September 29, 2023
Net sales:
Fishing:
Unaffiliated customers	$110,361	$137,821
Interunit transfers	131	220
Camping:
Unaffiliated customers	5,903	11,607
Interunit transfers	10	6
Watercraft Recreation:
Unaffiliated customers	4,780	9,633
Interunit transfers	33	25
Diving
Unaffiliated customers	17,474	19,042
Interunit transfers	4	17
Other / Corporate	126	234
Eliminations	(178)	(268)
Total	$138,644	$178,337
Operating profit (loss):
Fishing	$11,529	$15,572
Camping	358	753
Watercraft Recreation	(2,078)	(415)
Diving	(578)	13
Other / Corporate	(9,185)	(10,451)
	$46	$5,472
Total assets (end of period):
Fishing	$407,992	$404,600	$363,463
Camping	45,497	55,977	53,003
Watercraft Recreation	29,577	37,053	26,953
Diving	83,334	81,518	83,555
Other / Corporate	126,283	109,948	154,632
	$692,683	$689,096	$681,606

18    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended December 29, 2023 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2023	$3,581	$(121)	$(137)	$3,323
Other comprehensive loss before reclassifications	3,059	138	—	3,197
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—	(36)	(3)	(39)
Balance at December 29, 2023	$6,640	$(19)	$(130)	$6,491

The changes in AOCI by component, net of tax, for the three months ended December 30, 2022 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
September 30, 2022	$791	$(171)	$620
Other comprehensive income before reclassifications	2,937	—	2,937
Amounts reclassified from accumulated other comprehensive income	—	11	11
Tax effects	—	(3)	(3)
Balance at December 30, 2022	$3,728	$(163)	$3,565

    The reclassifications out of AOCI for the three months ended December 29, 2023 and December 30, 2022 were as follows:

	Three Months Ended
	December 29, 2023	December 30, 2022	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$10	$11	Other income and expense
Tax effects	(3)	(3)	Income tax expense
Total reclassifications for the period	$7	$8

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended December 29, 2023 and December 30, 2022. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•Forward Looking Statements
•Trademarks
•Overview
•Results of Operations
•Liquidity and Financial Condition
•Contractual Obligations and Off Balance Sheet Arrangements
•Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2023 which was filed with the Securities and Exchange Commission on December 8, 2023.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K for the fiscal year ended September 29, 2023 which was filed with the Securities and Exchange Commission on December 8, 2023 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from political instability (and its impact on the economies in jurisdictions where the Company has operations); uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic which has affected, and may continue to affect, market and economic conditions, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, necessary to manufacture and produce the Company's products including related to shortages in procuring necessary raw materials and components to manufacture and produce such products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions and other factors impacting climate change legislation. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Highlights

Net sales of $138,644 for the first quarter of fiscal 2024 decreased $39,693, or 22%, from the same period in the prior year. The decrease between quarterly periods generally stemmed from a more challenging market in the current year, with softening consumer demand for the Company's outdoor recreation products across all segments, other than Diving. In the Diving segment, sales were generally flat when excluding the impacts of foreign currency translation. Despite the decrease in sales between quarters, material and freight cost reductions helped drive a 2.9 point improvement in gross margin in the current year

Index	JOHNSON OUTDOORS INC.
quarter versus the prior year quarter. Additionally, operating expenses decreased by 8% between quarters. However, these expense and cost improvements between quarterly periods were not enough to overcome the decline in sales volume, causing a $5,426 decrease in operating profit from the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter traditionally falls prior to the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2023		2022		2021
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	27%	47%	21%	21%	22%	22%
March	30%	97%	26%	23%	27%	32%
June	28%	149%	27%	36%	29%	34%
September	15%	-193%	26%	20%	22%	12%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended
	December 29, 2023	December 30, 2022
Net sales:
Fishing	$110,492	$138,041
Camping	5,913	11,613
Watercraft Recreation	4,813	9,658
Diving	17,478	19,059
Other / Corporate / Eliminations	(52)	(34)
Total	$138,644	$178,337
Operating profit (loss):
Fishing	$11,529	$15,572
Camping	358	753
Watercraft Recreation	(2,078)	(415)
Diving	(578)	13
Other / Corporate / Eliminations	(9,185)	(10,451)
Total	$46	$5,472

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended December 29, 2023 were $138,644, a decrease of $39,693, or 22%, compared to $178,337 for the three months ended December 30, 2022. Foreign currency translation had an unfavorable impact of approximately 1% on current year first quarter net sales compared to the prior year's first quarter net sales.

Net sales for the three months ended December 29, 2023 for the Fishing business were $110,492, a decrease of $27,549, or 20%, from $138,041 during the first fiscal quarter of the prior year. In the prior year quarter, as supply chain constraints began to ease, higher sales volumes were fueled by customers replenishing their inventory levels, coming off the peak of pandemic-

Index	JOHNSON OUTDOORS INC.
driven consumer demand. As consumer demand has softened in the current year quarter, customers are tightly managing their inventory levels in anticipation of the prime retail sales season.

Net sales for the Camping business were $5,913 for the first quarter of the current fiscal year, a decrease of $5,700, or 49%, from the prior year net sales during the same period of $11,613, due primarily to declines in the market. Additionally, approximately $2,600 of the decrease from the prior year quarter was related to the previously reported sale of the Military and Commercial Tents product lines of its Camping business during the second quarter of fiscal 2023.

Net sales for the first quarter of fiscal 2024 for the Watercraft Recreation business were $4,813, a decrease of $4,845, or 50%, compared to $9,658 in the prior year same period. Reduced demand in the overall market drove the decline from the prior year. Foreign currency translation had an unfavorable impact of approximately 1% on current year first quarter net sales compared to the prior year's first quarter net sales.

Net sales for Diving, our most global business, for the first quarter of fiscal 2024 were $17,478, which declined $1,581, or 8%, compared to net sales of $19,059 for the three months ended December 30, 2022. Foreign currency translation had an unfavorable impact of approximately 6% on sales in this segment versus the prior year quarter. Excluding the effect of foreign currency translation, the Company experienced modest declines in demand for Diving products between quarters.

Cost of Sales

Cost of sales for the three months ended December 29, 2023 of $85,790 decreased $29,768 compared to $115,558 for the three months ended December 30, 2022.  The decrease year over year was driven primarily by decreased sales volumes, as well as decreased costs of certain materials and lower inbound freight between quarters.

Gross Profit Margin

For the three months ended December 29, 2023, gross profit as a percentage of net sales was 38.1% compared to 35.2% in the three month period ended December 30, 2022. The improvement in gross profit percentage between quarters was primarily due decreased costs of certain materials and lower inbound freight.

Operating Expenses

Operating expenses were $52,808 for the three months ended December 29, 2023, compared to $57,307 for the three months ended December 30, 2022.  The decrease of $4,499 was primarily due to lower sales volumes between quarters, as well as lower professional services expense, partially offset by more favorable market conditions on the Company's deferred compensation plan assets, which resulted in approximately $1,300 of higher deferred compensation expense recorded in the Company's Corporate segment in the current year quarter as compared to the prior year quarter. This increase in expense was entirely offset by a gain in Other (income) expense, net related to marking these deferred compensation plan assets to market.

Operating Profit

Operating profit on a consolidated basis for the three month period ended December 29, 2023 was $46, compared to $5,472 in the first quarter of the prior fiscal year.   Lower sales volumes in the current year quarter, which were partially offset by lower cost of sales and operating expenses between quarters, all as discussed above, was the primary driver of the decrease in operating profit between quarters.

Interest

Interest expense was $38 and $37 for the three months ended December 29, 2023 and December 30, 2022, respectively.

Interest income was $1,198 and $827 for the three months ended December 29, 2023 and December 30, 2022, respectively. The increase in interest income over the prior year periods was driven by increased interest rates, as well as increased investment or cash balances during the first fiscal quarter of 2024.

Other Expense (Income), net

Other income was $4,693 for the three months ended December 29, 2023 compared to $1,904 in the prior year period.  The main drivers of the $2,789 increase over the prior year quarter were a gain of approximately $1,900 on the sale of a building during the current year quarter as well as the $1,300 increase in net investment gains and earnings on the assets related to the

Index	JOHNSON OUTDOORS INC.
Company’s non-qualified deferred compensation plan. For the three months ended December 29, 2023, foreign currency exchange losses were $191 compared to gains of $276 for the three months ended December 30, 2022.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month periods ended December 29, 2023 and December 30, 2022, were 33.0% and 28.0%, respectively.

Net Income

Net income for the three months ended December 29, 2023 was $3,955, or $0.38 per diluted common class A and B share, compared to net income of $5,879, or $0.57 per diluted common class A and B share, for the first quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $109,555 as of December 29, 2023, compared to $103,422 as of December 30, 2022.  The Company’s debt to total capitalization ratio was 0% as of December 29, 2023 and December 30, 2022.  The Company’s total debt balance was $0 as of each of December 29, 2023 and December 30, 2022.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $83,043 as of December 29, 2023, a decrease of $37,510 compared to $120,553 as of December 30, 2022.  The decrease is consistent with the decreased first quarter sales volumes year over year. Inventories were $267,321 as of December 29, 2023, an increase of $15,796, compared to $251,525 as of December 30, 2022. Lower replenishment volumes to the Company's customers and softening consumer demand resulted in elevated inventory levels, primarily in the Fishing segment. Accounts payable were $43,403 at December 29, 2023 compared to $57,058 as of December 30, 2022.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended
(thousands)	December 29, 2023	December 30, 2022
Cash (used for) provided by:
Operating activities	$(33,687)	$(17,570)
Investing activities	4,685	(6,649)
Financing activities	(3,588)	(3,570)
Effect of foreign currency rate changes on cash	1,197	1,408
Decrease in cash and cash equivalents	$(31,393)	$(26,381)

Operating Activities

Cash used for operations totaled $33,687 for the three months ended December 29, 2023 compared to $17,570 during the corresponding period of the prior fiscal year.  The increase in cash used for operations over the prior year three month period was due primarily to decreased sales volumes, higher inventory purchases, and other working capital changes that required greater usage of cash between quarters. Depreciation and amortization charges were $5,027 for the three month period ended December 29, 2023 compared to $3,763 for the corresponding period of the prior year.

Investing Activities

Cash provided by investing activities totaled $4,685 for the three months ended December 29, 2023 compared to cash used for investing activities of $6,649 for the corresponding period of the prior fiscal year. Capital expenditures were $5,004 in the three months ended December 29, 2023, compared to $6,649 in the prior year to date period which included investments in expansion of Fishing facilities to accommodate additional production. Current year cash provided by investing activities reflects maturity of investments of $7,500, as well as proceeds of $2,189 related to the sale of fixed assets, which predominantly

Index	JOHNSON OUTDOORS INC.
consisted of the sale of a building, as discussed above. Any additional capital expenditures in fiscal 2024 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $3,588 for the three months ended December 29, 2023 compared to $3,570 for the three month period ended December 30, 2022 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either three month period ended December 29, 2023 and December 30, 2022. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of December 29, 2023 the Company held approximately $42,442 of cash, cash equivalents and short-term investments in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended December 29, 2023.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $67 and $173 as of December 29, 2023 and December 30, 2022, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2023 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 8, 2023. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended December 29, 2023.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2023, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 8, 2023. There have been no significant changes to our market risk in the three months ended December 29, 2023.

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

Index	JOHNSON OUTDOORS INC.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ending September 29, 2023 as filed with the Securities and Exchange Commission on December 8, 2023.

Item 5. Other Information

(c) Trading Plans.

During the three month period ended December 29, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 2, 2024
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2023 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2023, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.