Form 10-Q
period 2024-03-29
JOHNSON OUTDOORS INC
filed 2024-05-03
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 26, 2024, 9,093,582 shares of Class A and 1,207,760 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and six months ended March 29, 2024 and March 31, 2023	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three and six months ended March 29, 2024 and March 31, 2023	- 2

		Condensed Consolidated Balance Sheets - March 29, 2024, September 29, 2023, and March 31, 2023	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and six months ended March 29, 2024 and March 31, 2023	- 4

		Condensed Consolidated Statements of Cash Flows - Six months ended March 29, 2024 and March 31, 2023	- 5

		Notes to Condensed Consolidated Financial Statements	- 6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 26

	Item 4.	Controls and Procedures	- 26

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 26

	Item 1A.	Risk Factors	- 26

	Item 5.	Other Information	- 26

	Item 6.	Exhibits	- 26

		Signatures	- 27

		Exhibit Index	- 28

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net sales	$175,856	$202,115	$314,500	$380,452
Cost of sales	114,425	126,780	200,215	242,338
Gross profit	61,431	75,335	114,285	138,114
Operating expenses:
Marketing and selling	39,589	40,583	69,931	74,081
Administrative management, finance and information systems	13,966	15,022	28,367	31,306
Research and development	8,129	8,340	16,194	15,865
Total operating expenses	61,684	63,945	114,492	121,252
Operating (loss) profit	(253)	11,390	(207)	16,862
Interest income	(857)	(735)	(2,055)	(1,562)
Interest expense	40	38	78	75
Other income, net	(2,448)	(7,861)	(7,141)	(9,765)
Profit before income taxes	3,012	19,948	8,911	28,114
Income tax expense	856	5,087	2,800	7,374
Net income	$2,156	$14,861	$6,111	$20,740

Weighted average common shares - Basic:
Class A	9,010	8,970	8,999	8,954
Class B	1,208	1,208	1,208	1,208
Participating securities	16	20	18	17
Weighted average common shares - Dilutive	10,234	10,198	10,225	10,179
Net income per common share - Basic:
Class A	$0.21	$1.47	$0.59	$2.05
Class B	$0.21	$1.33	$0.59	$1.86
Net income per common share - Diluted:
Class A	$0.21	$1.45	$0.59	$2.02
Class B	$0.21	$1.45	$0.59	$2.02

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net income	$2,156	$14,861	$6,111	$20,740
Other comprehensive income (loss):
Foreign currency translation	2,379	507	680	3,444
Unrealized (loss) gain on available-for-sale securities, net of tax	(18)	—	84	—
Change in pension plans, net of tax	8	8	15	16
Total other comprehensive income	2,369	515	779	3,460
Total comprehensive income	$4,525	$15,376	$6,890	$24,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	March 29, 2024	September 29, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$60,356	$111,854	$107,648
Short term investments	23,914	26,764	—
Accounts receivable, net	129,345	43,159	144,600
Inventories	249,201	261,474	236,671
Other current assets	14,513	15,405	7,371
Total current assets	477,329	458,656	496,290
Investments	2,157	13,943	—
Property, plant and equipment, net of accumulated depreciation of $184,519, $177,426 and $171,961, respectively	94,604	94,353	93,740
Right of use assets	50,880	50,746	54,080
Deferred income taxes	18,682	18,352	11,478
Goodwill	11,167	11,172	11,169
Other intangible assets, net	8,377	8,472	8,505
Other assets	28,482	25,912	25,620
Total assets	$691,678	$681,606	$700,882
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,374	$42,744	$51,855
Current lease liability	7,682	7,009	7,148
Accrued liabilities:
Salaries, wages and benefits	14,904	16,741	18,506
Accrued warranty	10,985	11,741	11,129
Accrued discounts and returns	8,727	8,176	8,647
Accrued customer programs	3,848	3,774	4,736
Other	12,012	13,821	13,585
Total current liabilities	108,532	104,006	115,606
Non-current lease liability	44,915	45,335	48,413
Deferred income taxes	1,867	1,838	1,867
Retirement benefits	1,601	1,588	1,635
Deferred compensation liability	27,183	24,607	24,148
Other liabilities	7,491	4,495	1,806
Total liabilities	191,589	181,869	193,475
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,093,582, 9,043,189 and 9,047,113, respectively	456	453	453
Class B shares issued and outstanding: 1,207,760, 1,207,760 and 1,207,798, respectively	61	61	61
Capital in excess of par value	88,990	88,234	87,150
Retained earnings	408,970	409,574	417,274
Accumulated other comprehensive income	4,102	3,323	4,080
Treasury stock at cost, shares of Class A common stock: 35,353, 25,342 and 20,149, respectively	(2,490)	(1,908)	(1,611)
Total shareholders’ equity	500,089	499,737	507,407
Total liabilities and shareholders’ equity	$691,678	$681,606	$700,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Six Months Ended March 29, 2024
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 29, 2023	10,250,949	$514	$88,234	$409,574	$3,323	$(1,908)
Net income	—	—	—	3,955	—	—
Dividends declared	—	—	—	(3,347)	—	—
Award of non-vested shares	37,712	2	(2)	—	—
Stock-based compensation	—	—	598	—	—	—
Currency translation adjustment	—	—	—	—	3,059	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	102	—
Change in pension plans, net of tax of $3	—	—	—	—	7	—
Purchase of treasury stock at cost	(4,661)	—	—	—	—	(241)
BALANCE AT December 29, 2023	10,284,000	$516	$88,830	$410,182	$6,491	$(2,149)
Net income	—	—	—	2,156	—	—
Dividends declared	—	—	—	(3,368)	—	—
Award of non-vested shares	22,692	1	(1)	—	—
Stock-based compensation	—	—	(180)	—	—	—
Currency translation adjustment	—	—	—	—	(2,379)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(18)	—
Change in pension plans, net of tax of $2	—	—	—	—	8	—
Non-vested stock forfeitures	(5,350)	—	341	—	—	(341)
BALANCE AT MARCH 29, 2024	10,301,342	$517	$88,990	$408,970	$4,102	$(2,490)

Six Months Ended March 31, 2023
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 30, 2022	10,192,051	$512	$87,351	$402,821	$620	$(3,290)
Net income	—	—	—	5,879	—	—
Dividends declared	—	—	—	(3,126)	—	—
Award of non-vested shares	56,799	2	(1,381)	—	—	1,379
Stock-based compensation	—	—	953	—	—	—
Currency translation adjustment	—	—	—	—	2,937	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Purchase of treasury stock at cost	(7,613)	—	—	—	—	(444)
BALANCE AT DECEMBER 30, 2022	10,241,237	$514	$86,923	$405,574	$3,565	$(2,355)
Net income	—	—	—	14,861	—	—
Dividends declared	—	—	—	(3,161)	—	—
Award of non-vested shares	13,674	—	(744)	—	—	744
Stock-based compensation	—	—	971	—	—	—
Currency translation adjustment	—	—	—	—	507	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
BALANCE AT MARCH 31, 2023	10,254,911	$514	$87,150	$417,274	$4,080	$(1,611)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	March 29, 2024	March 31, 2023
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Net income	$6,111	$20,740
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	9,782	7,697
Amortization of intangible assets	167	132
Amortization of deferred financing costs	17	17
Stock based compensation	418	1,924
Gain on disposal of productive assets	(1,963)	(6,568)
Deferred income taxes	(317)	(4)
Change in operating assets and liabilities:
Accounts receivable, net	(86,126)	(52,917)
Inventories, net	12,816	7,270
Accounts payable and accrued liabilities	3,655	1,118
Other current assets	892	2,616
Other non-current assets	—	(10)
Other long-term liabilities	2,985	(117)
Other, net	(201)	7
	(51,764)	(18,095)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Proceeds from maturity of short-term investments	15,000	—
Proceeds from sale of productive assets	2,234	14,990
Capital expenditures	(10,203)	(13,998)
	7,031	992
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(6,704)	(6,266)
Purchases of treasury stock	(241)	(444)
	(6,945)	(6,710)
Effect of foreign currency rate changes on cash	180	1,658
Decrease in cash and cash equivalents	(51,498)	(22,155)
CASH AND CASH EQUIVALENTS
Beginning of period	111,854	129,803
End of period	$60,356	$107,648

Supplemental Disclosure:
Cash paid for taxes	$1,721	$8,493
Non-cash dividends	11	21
Cash paid for interest	59	57
Non-cash treasury stock activity	341	2,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of March 29, 2024 and March 31, 2023, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2023 which was filed with the Securities and Exchange Commission on December 8, 2023.

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Due to seasonal variations and other factors, some of which are described herein, the results of operations for the three and six months ended March 29, 2024 are not necessarily indicative of the results to be expected for the Company’s full 2024 fiscal year.  The current economic and business environment, including the level of demand in the consumer markets for outdoor recreation products, seasonality effects, enhancements or changes in competitor product offerings, and end consumer purchasing actions, all stemming therefrom, is beyond our control and remains highly uncertain and cannot be predicted at this time.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $749, $907 and $1,121 as of March 29, 2024, September 29, 2023 and March 31, 2023, respectively. The determination of the allowance for doubtful accounts is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for doubtful accounts after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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
For the three and six month periods ended March 29, 2024, basic net income per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings and basic income per share for Class A and Class B shares has been presented using the two class method described above. For the three and six month periods ended March 31, 2023, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income as described above.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options, restricted stock units (“stock units” or “units”) and non-vested restricted stock.  Anti-dilutive stock options, units and non-vested stock are excluded from the calculation of diluted EPS.  The computation of diluted net income per share of Class A common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B common shares.  In periods where the Company reports a net loss or no undistributed income because distributions through dividends exceed net income, the effect of anti-dilutive stock options and units is excluded and diluted loss per share is equal to basic loss per share for both classes of stock.

For the three and six month periods ended March 29, 2024, the effect of non-vested restricted stock units is excluded from the diluted income per share calculation as their inclusion would have been anti-dilutive. For the three and six month periods ended March 31, 2023, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 70,182 and 67,732 for the three months ended March 29, 2024 and March 31, 2023, respectively, and 66,622 and 64,061 for the six months ended March 29, 2024 and March 31, 2023, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 88,782 and 55,238 for the three months ended March 29, 2024 and March 31, 2023, respectively, and 88,782 and 58,605 for the six months ended March 29, 2024 and March 31, 2023, respectively.

Dividends per share

Dividends per share for the three and six month periods ended March 29, 2024 and March 31, 2023 were as follows:

	Three Months Ended		Six months ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Dividends declared per common share:
Class A	$0.33	$0.31	$0.66	$0.62
Class B	$0.30	$0.28	$0.60	$0.56

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 402,706 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at March 29, 2024. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan and its 2010 Long-Term Stock Incentive Plan, which no longer allow for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the six months ended March 29, 2024 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 29, 2023	61,242	$66.48
Non-vested stock grants	36,108	49.65
Restricted stock vested	(18,594)	63.35
Forfeitures	(5,350)	63.89
Non-vested stock at March 29, 2024	73,406	59.18

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,330 and 2,289 during the six month periods ended March 29, 2024 and March 31, 2023, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $322 and $489 for the three month periods ended March 29, 2024 and March 31, 2023, respectively, and $750 and $945 for the six month periods ended March 29, 2024 and March 31, 2023, respectively. Unrecognized compensation cost related to non-vested stock as of March 29, 2024 was $2,605, which amount will be amortized to expense through December 2027 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended March 29, 2024 and March 31, 2023 was $919 and $1,029, respectively.

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

A summary of RSU activity for the six months ended March 29, 2024 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 29, 2023	68,244	$76.38
RSUs granted	38,054	54.20
RSUs vested	(17,516)	88.49
RSU's forfeited	(3,452)	65.19
RSUs at March 29, 2024	85,330	64.46

For the three and six months ended March 29, 2024, the Company recognized income of $579 and $440, respectively, related to RSUs as a result of reversing compensation expense previously recognized during the quarter, due to an

Index	JOHNSON OUTDOORS INC.
expectation that performance conditions won't be met for certain awards. Stock compensation expense, net of forfeitures, related to RSUs was $449 and $925 for the three and six month periods ended March 31, 2023, respectively. Unrecognized compensation cost related to non-vested RSUs as of March 29, 2024 was $1,830, which amount will be amortized to expense through September 2026 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 2,331 and 5,324 during the six month periods ended March 29, 2024 and March 31, 2023, respectively.

The fair value of restricted stock units recognized as a tax deduction during the six month periods ended March 29, 2024 and March 31, 2023 was $1,015 and $2,555, respectively.

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

During the three month period ended March 29, 2024, the Company issued 0 shares of Class A common stock and recognized $77 of expense in connection with the Employees' Stock Purchase Plan. During the six month period ended March 29, 2024, the Company issued 0 shares of Class A common stock and recognized $108 of expense in connection with the Employees' Stock Purchase Plan. During the three month period ended March 31, 2023, the Company issued 0 shares of Class A common stock and recognized $33 of expense in connection with the Plan. During the six month period ended March 31, 2023, the Company issued 0 shares of Class A common stock and recognized $54 of expense in connection with the Plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of March 29, 2024, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 16 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 29, 2024 and March 31, 2023 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three months ended		Six months ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Lease Cost
Operating lease costs	$2,476	$2,509	$4,941	$4,939
Short-term lease costs	599	598	1,226	1,127
Variable lease costs	43	44	86	85
Total lease cost	$3,118	$3,151	$6,253	$6,151

Included in the amounts in the table above was rent expense to related parties of $313 and $627 for the three and six months ended March 29, 2024, respectively, and $314 and $628 for the three and six months ended March 31, 2023, respectively.

As of March 29, 2024, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended March 29, 2024. During the second quarter of fiscal 2024, the Company entered into an agreement to obtain additional space at an existing lease site that will begin in fiscal 2025 and will result in additional estimated lease payments of approximately $2,000 over the remaining lease term, which are not included in the future minimum rental commitments below. As of March 29, 2024, the Company did not have any other significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Six months ended
	March 29, 2024	March 31, 2023
Operating leases:

Operating lease ROU assets	$50,880	$54,080

Current operating lease liabilities	7,682	7,148
Non-current operating lease liabilities	44,915	48,413
Total operating lease liabilities	$52,597	$55,561

Weighted average remaining lease term (in years)	11.28	12.07

Weighted average discount rate	3.2%	3.18%

Cash paid for amounts included in the measurement of lease liabilities	$4,569	$4,360

ROU assets obtained in exchange for lease liabilities	$3,276	$2,540

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at March 29, 2024 were as follows:

Index	JOHNSON OUTDOORS INC.

Year	Related parties included in total	Total
Remainder of 2024	$638	$4,942
2025	1,308	9,168
2026	1,348	7,463
2027	226	5,778
2028	—	3,823
Thereafter	—	32,577
Total undiscounted lease payments	3,520	63,751
Less: Imputed interest	(73)	(11,154)
Total net lease liability	$3,447	$52,597

6    INCOME TAXES

For the three and six months ended March 29, 2024 and March 31, 2023, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Profit before income taxes	$3,012	$19,948	$8,911	$28,114
Income tax expense	856	5,087	2,800	7,374
Effective income tax rate	28.4%	25.5%	31.4%	26.2%

The increase in the effective tax rate for the three and six months ended March 29, 2024 compared to the three and six months ended March 31, 2023 was primarily related to a change in the geographic mix of profits or losses from a tax perspective for the current year period, as compared to the prior year period. The Company's effective tax rate is impacted by valuation allowances in certain tax jurisdictions and, as a result, changes in the geographic source of Company profits or losses between periods can have varying impacts on the Company's effective tax rate during a particular period.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended March 29, 2024 and March 31, 2023 were:

March 29, 2024	March 31, 2023
Indonesia	Indonesia
Switzerland	Switzerland

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

Index	JOHNSON OUTDOORS INC.
7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	March 29, 2024	September 29, 2023	March 31, 2023
Raw materials	$119,981	$114,467	$121,836
Finished goods	129,220	147,007	114,835
	$249,201	$261,474	$236,671

The Company’s inventory levels have been significantly impacted over recent periods in connection with swings in demand for the Company’s products and supply chain availability of certain materials and components coming out of the recent COVID-19 pandemic. See below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on the impact of recent fluctuations in the Company’s net sales, including changes in demand for the Company’s products, on the Company’s inventory balances.

8    GOODWILL

The changes in goodwill during the six months ended March 29, 2024 and March 31, 2023 were as follows:

	March 29, 2024	March 31, 2023
Balance at beginning of period	$11,172	$11,160
Amount attributable to movements in foreign currency rates	(5)	9
Balance at end of period	$11,167	$11,169

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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the six months ended March 29, 2024 and March 31, 2023.

	March 29, 2024	March 31, 2023
Balance at beginning of period	$11,741	$9,639
Expense accruals for warranties issued during the period	3,431	5,199
Less current period warranty claims paid	4,187	3,709
Balance at end of period	$10,985	$11,129

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
11    INDEBTEDNESS

The Company had no debt outstanding at March 29, 2024, September 29, 2023, or March 31, 2023.

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

For the first three quarters of fiscal 2023, the interest rate on the Revolver was based on LIBOR plus an applicable margin. Beginning in the fourth quarter of fiscal 2023, upon adoption of Topic 848, the interest rate is based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both March 29, 2024 and March 31, 2023 were approximately 6.5% and 5.9%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of March 29, 2024 or March 31, 2023.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $67 and $173 as of March 29, 2024 and March 31, 2023, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 12% of the Company’s revenues for the six month period ended March 29, 2024 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 5% were denominated in Canadian dollars and approximately 1% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

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

Index	JOHNSON OUTDOORS INC.
rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of March 29, 2024 and March 31, 2023, the Company held no foreign currency forward contracts.

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

The carrying amounts of accounts receivable and accounts payable approximated their fair values at March 29, 2024, September 29, 2023 and March 31, 2023 due to the short term maturities of these instruments. See Note 14 for discussion of fair value of cash and cash equivalents. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value. During the second quarter of fiscal 2024, the Company determined that indicators of potential impairment of long-lived assets were present in the Watercraft segment, and performed an analysis of future undiscounted cash flows, which exceeded carrying value of the asset group. Therefore, it was determined there was no impairment.

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

The following table summarizes the Company’s financial assets measured at fair value as of March 29, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,139	$—	$—	$27,139

The following table summarizes the Company’s financial assets measured at fair value as of September 29, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$24,562	$—	$—	$24,562

Index	JOHNSON OUTDOORS INC.
The following table summarizes the Company’s financial assets measured at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$24,101	$—	$—	$24,101

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended March 29, 2024 and March 31, 2023 was:

		Three Months Ended		Six months ended
	Location of income recognized in Statement of Operations	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Rabbi trust assets	Other income, net	$2,100	$1,224	$4,772	$2,608

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the six month periods ended March 29, 2024 or March 31, 2023.

14    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all short-term investments in interest bearing accounts and all securities and other instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates market value.
During the third quarter of fiscal 2023, the Company invested in marketable securities. The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in the Condensed Consolidated Statements of Shareholders' Equity.

At March 29, 2024, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the period presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The following table summarizes the Company’s marketable securities measured at fair value as of March 29, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$14,938	$14,921	$—	$17
Fixed rate Canadian Government Bonds	$11,184	$11,150	$—	$34
Total	$26,122	$26,071	$—	$51

The following table summarizes the Company’s marketable securities measured at fair value as of September 29, 2023:

Index	JOHNSON OUTDOORS INC.

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$29,749	$29,686	$—	$63
Fixed rate Canadian Government Bonds	$11,121	$11,021	$—	$100
Total	$40,870	$40,707	$—	$163

Proceeds from the maturities of available for sale securities were $15,000 and $0 for the six month periods ended March 29, 2024 and March 31, 2023, respectively. There were no sales or purchases of available-for-sale securities for the six month periods ended March 29, 2024 and March 31, 2023, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The future contractual maturities of the marketable securities held at March 29, 2024 are as follows: $23,914 within one year, classified as Short-Term Investments on the Condensed Consolidated Balance Sheets, and $2,157 greater than one year, but less than five years, classified as Investments on the Condensed Consolidated Balance Sheets.

15    NEW ACCOUNTING PRONOUNCEMENTS

    Recently issued accounting pronouncements

In March 2024, the United States Securities and Exchange Commission (SEC) issued Final Rulemaking Release No. 33-11275: The Enhancement and Standardization of Climate-Related Disclosures for Investors. This release is intended to improve consistency, completeness and transparency related to climate risks and events. The disclosure requirements related to this new rule will be phased in, and effective for the Company beginning in fiscal 2027 on a prospective basis. The Company is currently evaluating the potential impact of this release on its financial statements and disclosures.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU covers a variety of codification topics, and the effective date for each amendment will be the date on which the SEC‘s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the potential impact of this guidance on its disclosures.

Recently adopted accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 is intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. Subsequently in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848)—Deferral of the Sunset Date of Topic 848, which delayed the effective date of Topic 848 to December 31, 2024. The Company adopted Topic 848 in the fourth fiscal quarter of 2023. The adoption of this pronouncement did not have a material impact on its disclosures.

Index	JOHNSON OUTDOORS INC.
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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At March 29, 2024, the right to returns asset was $1,266 and the accrued returns liability was $3,362. At March 31, 2023, the right to returns asset was $897 and the accrued returns liability was $2,401. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023	September 29, 2023
Net sales:
Fishing:
Unaffiliated customers	$138,466	$155,009	$248,827	$292,830
Interunit transfers	142	332	273	552
Camping:
Unaffiliated customers	10,513	13,712	16,416	25,319
Interunit transfers	7	13	17	19
Watercraft Recreation:
Unaffiliated customers	9,719	12,824	14,499	22,457
Interunit transfers	9	66	42	91
Diving
Unaffiliated customers	16,918	20,307	34,392	39,349
Interunit transfers	6	1	10	18
Other / Corporate	240	263	366	497
Eliminations	(164)	(412)	(342)	(680)
Total	$175,856	$202,115	$314,500	$380,452
Operating profit (loss):
Fishing	$7,427	$17,121	$18,956	$32,693
Camping	1,709	2,071	2,067	2,824
Watercraft Recreation	(486)	569	(2,564)	154
Diving	(298)	1,444	(876)	1,457
Other / Corporate	(8,605)	(9,815)	(17,790)	(20,266)
	$(253)	$11,390	$(207)	$16,862
Total assets (end of period):
Fishing			$432,108	$407,540	$363,463
Camping			42,970	53,475	53,003
Watercraft Recreation			32,614	40,018	26,953
Diving			82,088	81,120	83,555
Other / Corporate			101,898	118,729	154,632
			$691,678	$700,882	$681,606
Other Segment Information
During the three and six month period ended March 29, 2024, two customers of the Company's Fishing, Camping and Watercraft Recreation segments each accounted for more than 10% of the Company's consolidated revenues, which amounted to combined net sales of approximately $54,746 and $108,893, respectively. During the three and six month periods ended March 31, 2023, combined net sales to three customers of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $76,679 and $140,089, respectively, of the Company's consolidated revenues.

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

Index	JOHNSON OUTDOORS INC.

During the first quarter of fiscal 2024, the Fishing segment of the Company sold a building, which resulted in a gain of approximately $1,900, which was recorded in Other income, net in the accompanying Condensed Consolidated Statements of Operations.

18    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the six months ended March 29, 2024 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2023	$3,581	$(121)	$(137)	$3,323
Other comprehensive income before reclassifications	3,059	138	—	3,197
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—	(36)	(3)	(39)
Balance at December 29, 2023	$6,640	$(19)	$(130)	$6,491
Other comprehensive loss before reclassifications	(2,379)	(24)	—	(2,403)
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—	6	(2)	4
Balance at March 29, 2024	$4,261	$(37)	$(122)	$4,102

The changes in AOCI by component, net of tax, for the six months ended March 31, 2023 were as follows:

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$791	$(171)	$620
Other comprehensive income before reclassifications	2,937	—	2,937
Amounts reclassified from accumulated other comprehensive income	—	11	11
Tax effects	—	(3)	(3)
Balance at December 30, 2022	$3,728	$(163)	$3,565
Other comprehensive income before reclassifications	507	—	507
Amounts reclassified from accumulated other comprehensive income	—	11	11
Tax effects	—	(3)	(3)
Balance at March 31, 2023	$4,235	$(155)	$4,080

    The reclassifications out of AOCI for the three and six months ended March 29, 2024 and March 31, 2023 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$10	$11	$20	$22	Other income and expense
Tax effects	(2)	(3)	(5)	(6)	Income tax expense
Total reclassifications for the period	$8	$8	$15	$16

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended March 29, 2024 and March 31, 2023. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Index	JOHNSON OUTDOORS INC.
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

Highlights

Net sales of $175,856 for the second quarter of fiscal 2024 decreased $26,259, or 13%, from the same period in the prior year. The decrease between quarterly periods generally stemmed from a continued challenging market in the current year, along with increased competitive pressure, resulting in weaker revenue for the Company's outdoor recreation products across all segments. Unfavorable overhead absorption due to the lower sales volumes contributed to a 2.4 point decline in gross margin in the current year quarter versus the prior year quarter. A 4% decrease in operating expenses between quarterly periods was not enough to overcome the decline in sales volume and gross margin between periods, causing a $11,643 decrease in operating profit from the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The second fiscal quarter traditionally falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2023		2022		2021
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	27%	47%	21%	21%	22%	22%
March	30%	97%	26%	23%	27%	32%
June	28%	149%	27%	36%	29%	34%
September	15%	-193%	26%	20%	22%	12%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Six Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net sales:
Fishing	$138,608	$155,341	$249,100	$293,382
Camping	10,520	13,725	16,433	25,338
Watercraft Recreation	9,728	12,890	14,541	22,548
Diving	16,924	20,308	34,402	39,367
Other / Corporate / Eliminations	76	(149)	24	(183)
Total	$175,856	$202,115	$314,500	$380,452
Operating profit (loss):
Fishing	$7,427	$17,121	$18,956	$32,693
Camping	1,709	2,071	2,067	2,824
Watercraft Recreation	(486)	569	(2,564)	154
Diving	(298)	1,444	(876)	1,457
Other / Corporate / Eliminations	(8,605)	(9,815)	(17,790)	(20,266)
Total	$(253)	$11,390	$(207)	$16,862

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended March 29, 2024 were $175,856, a decrease of $26,259, or 13%, compared to $202,115 for the three months ended March 31, 2023. Foreign currency translation had a negligible impact on current year second quarter net sales compared to the prior year's second quarter net sales.

Net sales for the three months ended March 29, 2024 for the Fishing business were $138,608, a decrease of $16,733, or 11%, from $155,341 during the second fiscal quarter of the prior year. The prior year quarter reflected customer replenishment of inventory levels coming off the peak of pandemic-driven consumer demand. As consumer demand has continued to soften in the current year quarter, customers are conservatively managing their inventory levels in anticipation of the prime retail sales season. Additionally, the Fishing business is experiencing increased competitive pressure, further contributing to the decrease between quarters.

Net sales for the Camping business were $10,520 for the second quarter of the current fiscal year, a decrease of $3,205, or 23%, from the prior year net sales during the same period of $13,725. Approximately $1,900 of the decrease from the prior year quarter was related to the previously reported divestiture of the Military and Commercial Tents product lines of its Camping business during the second quarter of fiscal 2023, and the remainder due primarily to general declines in consumer demand in this market.

Net sales for the second quarter of fiscal 2024 for the Watercraft Recreation business were $9,728, a decrease of $3,162, or 25%, compared to $12,890 in the prior year same period. Reduced demand in the overall watercraft market adversely impacted the Company's sales in this segment versus the prior year.

Net sales for Diving, our most global business, for the second quarter of fiscal 2024 were $16,924, which declined $3,384, or 17%, compared to net sales of $20,308 for the three months ended March 31, 2023. Soft market demand across all geographic regions drove the decline over the prior year quarter. Foreign currency translation had a favorable impact of less than 1% on sales in this segment versus the prior year quarter.

For the six months ended March 29, 2024, consolidated net sales of $314,500 decreased $65,952, or 17%, compared to $380,452 for the six months ended March 31, 2023. Foreign currency translation had an insignificant impact on net sales of the current year to date period versus the prior year to date period.

Net sales for the six months ended March 29, 2024 for the Fishing business were $249,100, a decrease of $44,282, or 15%, from $293,382 during the same period of the prior year. As noted above for the quarter, a continued challenging market and competitive pressures resulted in lower sales compared to the prior year to date period.

Index	JOHNSON OUTDOORS INC.

Net sales for the Camping business were $16,433 for the six months ended March 29, 2024, a decrease of $8,905, or 35%, from the prior year net sales during the same period of $25,338. Approximately $4,500 of the decrease from the prior year quarter was related to the previously reported divestiture of the Military and Commercial Tents product lines of its Camping business during the second quarter of fiscal 2023, with the remainder due primarily to general declines in the market.

Net sales for the six months ended March 29, 2024 for the Watercraft Recreation business were $14,541, a decrease of $8,007, or 36%, compared to $22,548 in the prior year same period, due to reductions in demand in the overall watercraft market over the prior year.

Diving net sales were $34,402 for the six months ended March 29, 2024, versus $39,367 for the same period of the prior year, a decrease of $4,965 or 13% due to soft market demand across all geographic regions. Foreign currency translation had a favorable impact of approximately 2% on sales in this segment versus the prior year.

Cost of Sales

Cost of sales for the three months ended March 29, 2024 of $114,425 decreased $12,355 compared to $126,780 for the three months ended March 31, 2023.  The decrease year over year was driven primarily by decreased sales volumes between quarters.

For the six months ended March 29, 2024, cost of sales was $200,215 compared to $242,338 in the same period of the prior year. The decrease year over year was driven primarily by decreased sales volumes as well as decreases in the costs of certain materials between year to date periods.

Gross Profit Margin

For the three months ended March 29, 2024, gross profit as a percentage of net sales was 34.9% compared to 37.3% in the three month period ended March 31, 2023. The decline in gross profit percentage between quarters was primarily due to unfavorable overhead absorption as a result of lower sales volumes, as well as promotional price reductions between quarters.

For the six months ended March 29, 2024, gross profit as a percentage of sales was 36.3% compared to 36.3% in the prior six month period. Lower costs of certain materials and components and reduced overhead spending offset unfavorable overhead absorption on lower sales volumes, which contributed to the gross profit percentage remaining flat between quarters.

Operating Expenses

Operating expenses were $61,684 for the three months ended March 29, 2024, compared to $63,945 for the three months ended March 31, 2023.  The decrease of $2,261 was primarily due to lower sales volumes between quarters, as well as lower incentive compensation and professional services expense, partially offset by increased promotional spending between quarters.

Operating expenses were $114,492 for the six months ended March 29, 2024, compared to $121,252 for the six months ended March 31, 2023. The decrease of $6,760 was primarily due to lower sales volumes between quarters, as well as lower incentive compensation and professional services expense, partially offset by increased promotional spending and more favorable market conditions on the Company's deferred compensation plan assets, which resulted in approximately $2,200 of higher deferred compensation expense recorded in the Company's Corporate segment in the current year to date period as compared to the prior year to date period. This increase in expense was entirely offset by a gain in Other (income) expense, net related to marking these deferred compensation plan assets to market.

Operating Profit

Operating loss on a consolidated basis for the three month period ended March 29, 2024 was $253, compared to operating profit of $11,390 in the second quarter of the prior fiscal year.   As discussed above, lower sales volumes in the current year quarter was the primary driver of the decrease in operating profit between quarters.

Operating loss on a consolidated basis for the six month period ended March 29, 2024 was $207, compared to operating profit of $16,862 in the prior year to date period. Lower sales volumes in the current year quarter was the primary driver of the decrease in operating profit between year to date periods.

Interest

Index	JOHNSON OUTDOORS INC.
Interest expense was $40 and $38 for the three months ended March 29, 2024 and March 31, 2023, respectively. Interest expense was $78 and $75 for the six months ended March 29, 2024 and March 31, 2023, respectively.

Interest income was $857 and $735 for the three months ended March 29, 2024 and March 31, 2023, respectively. Interest income was $2,055 and $1,562 for the six months ended March 29, 2024 and March 31, 2023, respectively.

Other Expense (Income), net

Other income was $2,448 for the three months ended March 29, 2024 compared to $7,861 in the prior year period.  The main drivers of the $5,413 decrease over the prior year quarter were a gain of approximately $6,640 on the sale of the Military and Commercial tents product lines in the prior year quarter, partially offset by a $871 increase in net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan in the current quarter over the prior year quarter. For the three months ended March 29, 2024, foreign currency exchange gains were $46 compared to losses of $46 for the three months ended March 31, 2023.

For the six months ended March 29, 2024, other income was $7,141 compared to $9,765 in the six months ended March 31, 2023. The main drivers of the $2,624 decrease over the prior year period were the gain on the sale of the Military and Commercial Tents product lines of approximately $6,640 recorded in the prior year period, partially offset by a gain on the sale of a building of approximately $1,900 in the current period. Additionally, net investment gains and earnings on the assets related to the Company's non-qualified deferred compensation plan in the six months ended March 29, 2024 were $5,017, compared to $2,824 in the prior year to date period. Foreign currency exchange losses were $145 compared to gains of $230 for the six months ended March 29, 2024 and March 31, 2023, respectively.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three and six month periods ended March 29, 2024 were 28.4% and 31.4%, respectively, compared to 25.5% and 26.2% in the corresponding periods of the prior year.

Net Income

Net income for the three months ended March 29, 2024 was $2,156, or $0.21 per diluted common class A and B share, compared to net income of $14,861, or $1.45 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Net income for the six months ended March 29, 2024 was $6,111, or $0.59 per diluted common class A and B share, compared to net income of $20,740, or $2.02 per diluted common class A and B share for the six months ended March 31, 2023.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $84,270 as of March 29, 2024, compared to $107,648 as of March 31, 2023.  The Company’s debt to total capitalization ratio was 0% as of March 29, 2024 and March 31, 2023.  The Company’s total debt balance was $0 as of each of March 29, 2024 and March 31, 2023.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for doubtful accounts, were $129,345 as of March 29, 2024, a decrease of $15,255 compared to $144,600 as of March 31, 2023.  The decrease is consistent with the decreased sales volumes year over year. Inventories were $249,201 as of March 29, 2024, an increase of $12,530, compared to $236,671 as of March 31, 2023. Lower replenishment volumes to the Company's customers and softening consumer demand resulted in elevated inventory levels, primarily in the Fishing segment. Accounts payable were $50,374 at March 29, 2024 compared to $51,855 as of March 31, 2023.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Index	JOHNSON OUTDOORS INC.

	Six months ended
(thousands)	March 29, 2024	March 31, 2023
Cash (used for) provided by:
Operating activities	$(51,764)	$(18,095)
Investing activities	7,031	992
Financing activities	(6,945)	(6,710)
Effect of foreign currency rate changes on cash	180	1,658
Decrease in cash and cash equivalents	$(51,498)	$(22,155)

Operating Activities

Cash used for operations totaled $51,764 for the six months ended March 29, 2024 compared to $18,095 during the corresponding period of the prior fiscal year.  The increase in cash used for operations over the prior year six month period was due primarily to decreased sales volumes and higher inventory purchases between quarters. Depreciation and amortization charges were $9,949 for the six month period ended March 29, 2024 compared to $7,829 for the corresponding period of the prior year.

Investing Activities

Cash provided by investing activities totaled $7,031 for the six months ended March 29, 2024 compared to $992 for the corresponding period of the prior fiscal year. Current year cash provided by investing activities reflects maturity of investments of $15,000, as well as proceeds of $2,234 related to the sale of fixed assets, which predominantly consisted of the sale of a building, as discussed above. The prior year period included proceeds of $14,990 related to the divestiture of the Military and Commercial Tents product lines, previously discussed. Capital expenditures were $10,203 in the six months ended March 29, 2024, compared to $13,998 in the prior year to date period which included investments in expansion of Fishing facilities to accommodate additional production. Any additional capital expenditures in fiscal 2024 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $6,945 for the six months ended March 29, 2024 compared to $6,710 for the six month period ended March 31, 2023 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either six month period ended March 29, 2024 and March 31, 2023. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of March 29, 2024 the Company held approximately $44,024 of cash, cash equivalents and short-term investments in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended March 29, 2024.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $67 and $173 as of March 29, 2024 and March 31, 2023, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2023 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 8, 2023. There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended March 29, 2024.

Index	JOHNSON OUTDOORS INC.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2023, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 8, 2023. There have been no significant changes to our market risk in the six months ended March 29, 2024.

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

Item 5. Other Information

(c) Trading Plans.

During the three month period ended March 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

Index	JOHNSON OUTDOORS INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 3, 2024
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2024 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.