Form 10-Q
period 2024-06-28
JOHNSON OUTDOORS INC
filed 2024-08-05
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 26, 2024, 9,096,632 shares of Class A and 1,207,760 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and nine months ended June 28, 2024 and June 30, 2023	- 1

		Condensed Consolidated Statements of Comprehensive Income - Three and nine months ended June 28, 2024 and June 30, 2023	- 2

		Condensed Consolidated Balance Sheets - June 28, 2024, September 29, 2023, and June 30, 2023	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and nine months ended June 28, 2024 and June 30, 2023	- 4

		Condensed Consolidated Statements of Cash Flows - Nine months ended June 28, 2024 and June 30, 2023	- 6

		Notes to Condensed Consolidated Financial Statements	- 7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 21

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 27

	Item 4.	Controls and Procedures	- 27

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 27

	Item 1A.	Risk Factors	- 27

	Item 5.	Other Information	- 27

	Item 6.	Exhibits	- 28

		Signatures	- 28

		Exhibit Index	- 29

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales	$172,472	$187,047	$486,972	$567,499
Cost of sales	110,650	109,460	310,865	351,798
Gross profit	61,822	77,587	176,107	215,701
Operating expenses:
Marketing and selling	41,109	39,504	111,040	113,585
Administrative management, finance and information systems	13,935	12,638	42,302	43,944
Research and development	7,284	8,002	23,478	23,867
Total operating expenses	62,328	60,144	176,820	181,396
Operating (loss) profit	(506)	17,443	(713)	34,305
Interest income	(1,123)	(1,244)	(3,178)	(2,806)
Interest expense	37	39	115	114
Other income, net	(327)	(1,174)	(7,468)	(10,939)
Profit before income taxes	907	19,822	9,818	47,936
Income tax (benefit) expense	(715)	5,021	2,085	12,395
Net income	$1,622	$14,801	$7,733	$35,541

Weighted average common shares - Basic:
Class A	9,024	8,980	9,007	8,963
Class B	1,208	1,208	1,208	1,208
Participating securities	17	22	17	16
Weighted average common shares - Dilutive	10,249	10,210	10,232	10,187
Net income per common share - Basic:
Class A	$0.16	$1.46	$0.75	$3.51
Class B	$0.16	$1.33	$0.75	$3.19
Net income per common share - Diluted:
Class A	$0.16	$1.44	$0.75	$3.47
Class B	$0.16	$1.44	$0.75	$3.47

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$1,622	$14,801	$7,733	$35,541
Other comprehensive income (loss):
Foreign currency translation	(439)	1,018	241	4,462
Unrealized gain (loss) on available-for-sale securities, net of tax	14	(126)	98	(126)
Change in pension plans, net of tax	6	9	21	25
Total other comprehensive (loss) income	(419)	901	360	4,361
Total comprehensive income	$1,203	$15,702	$8,093	$39,902

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	June 28, 2024	September 29, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$126,823	$111,854	$122,596
Short term investments	21,546	26,764	26,651
Accounts receivable, net	79,593	43,159	94,644
Inventories	223,160	261,474	235,069
Other current assets	9,883	15,405	6,345
Total current assets	461,005	458,656	485,305
Investments	2,237	13,943	14,045
Property, plant and equipment, net of accumulated depreciation of $187,350, $177,426 and $175,820, respectively	95,929	94,353	95,257
Right of use assets	49,017	50,746	53,104
Deferred income taxes	23,021	18,352	11,437
Goodwill	11,160	11,172	11,186
Other intangible assets, net	8,331	8,472	8,444
Other assets	29,125	25,912	26,706
Total assets	$679,825	$681,606	$705,484
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,153	$42,744	$45,728
Current lease liability	7,648	7,009	6,985
Accrued liabilities:
Salaries, wages and benefits	14,801	16,741	19,616
Accrued warranty	10,932	11,741	12,249
Accrued discounts and returns	7,231	8,176	6,713
Accrued customer programs	4,347	3,774	5,174
Other	11,181	13,821	10,205
Total current liabilities	99,293	104,006	106,670
Non-current lease liability	43,124	45,335	47,691
Deferred income taxes	1,880	1,838	1,928
Retirement benefits	1,588	1,588	1,627
Deferred compensation liability	27,795	24,607	25,314
Other liabilities	7,476	4,495	1,810
Total liabilities	181,156	181,869	185,040
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,096,632, 9,043,189 and 9,043,151, respectively	456	453	453
Class B shares issued and outstanding: 1,207,760, 1,207,760 and 1,207,798, respectively	61	61	61
Capital in excess of par value	89,846	88,234	87,932
Retained earnings	407,223	409,574	428,927
Accumulated other comprehensive income	3,683	3,323	4,981
Treasury stock at cost, shares of Class A common stock: 37,240, 25,342 and 25,380, respectively	(2,600)	(1,908)	(1,910)
Total shareholders’ equity	498,669	499,737	520,444
Total liabilities and shareholders’ equity	$679,825	$681,606	$705,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Nine Months Ended June 28, 2024
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 29, 2023	10,250,949	$514	$88,234	$409,574	$3,323	$(1,908)
Net income	—	—	—	3,955	—	—
Dividends declared	—	—	—	(3,347)	—	—
Award of non-vested shares	37,712	2	(2)	—	—
Stock-based compensation	—	—	598	—	—	—
Currency translation adjustment	—	—	—	—	3,059	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	102	—
Change in pension plans, net of tax of $3	—	—	—	—	7	—
Purchase of treasury stock at cost	(4,661)	—	—	—	—	(241)
BALANCE AT DECEMBER 29, 2023	10,284,000	$516	$88,830	$410,182	$6,491	$(2,149)
Net income	—	—	—	2,156	—	—
Dividends declared	—	—	—	(3,368)	—	—
Award of non-vested shares	22,692	1	(1)	—	—
Stock-based compensation	—	—	(180)	—	—	—
Currency translation adjustment	—	—	—	—	(2,379)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(18)	—
Change in pension plans, net of tax of $2	—	—	—	—	8	—
Non-vested stock forfeitures	(5,350)	—	341	—	—	(341)
BALANCE AT MARCH 29, 2024	10,301,342	$517	$88,990	$408,970	$4,102	$(2,490)
Net income	—	—	—	1,622	—	—
Dividends declared	—	—	—	(3,369)	—	—
Issuance of stock under employee stock purchase plan	4,937	—	172	—	—	—
Stock-based compensation	—	—	574	—	—	—
Currency translation adjustment	—	—	—	—	(439)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	14	—
Change in pension plans, net of tax	—	—	—	—	6	—
Non-vested stock forfeitures	(1,887)	—	110	—	—	(110)
BALANCE AT JUNE 28, 2024	10,304,392	$517	$89,846	$407,223	$3,683	$(2,600)

Index	JOHNSON OUTDOORS INC.

Nine Months Ended June 30, 2023
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 30, 2022	10,192,051	$512	$87,351	$402,821	$620	$(3,290)
Net income	—	—	—	5,879	—	—
Dividends declared	—	—	—	(3,126)	—	—
Award of non-vested shares	56,799	2	(1,381)	—	—	1,379
Stock-based compensation	—	—	953	—	—	—
Currency translation adjustment	—	—	—	—	2,937	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Purchase of treasury stock at cost	(7,613)	—	—	—	—	(444)
BALANCE AT DECEMBER 30, 2022	10,241,237	$514	$86,923	$405,574	$3,565	$(2,355)
Net income	—	—	—	14,861	—	—
Dividends declared	—	—	—	(3,161)	—	—
Award of non-vested shares	13,674	—	(744)	—	—	744
Stock-based compensation	—	—	971	—	—	—
Currency translation adjustment	—	—	—	—	507	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
BALANCE AT March 31, 2023	10,254,911	$514	$87,150	$417,274	$4,080	$(1,611)
Net income	—	—	—	14,801	—	—
Dividends declared	—	—	—	(3,148)	—	—
Issuance of stock under employee stock purchase plan	6,670	—	564	—	—	(299)
Stock-based compensation	—	—	218	—	—	—
Tax effects on stock based awards	—	—	—	—	—	—
Non-vested stock forfeitures	(10,632)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	1,018	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(126)	—
Change in pension plans, net of tax of $3		—	—	—	9	—
BALANCE AT JUNE 30, 2023	10,250,949	$514	$87,932	$428,927	$4,981	$(1,910)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	June 28, 2024	June 30, 2023
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$7,733	$35,541
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	14,548	11,605
Amortization of intangible assets	251	210
Amortization of deferred financing costs	26	26
Stock based compensation	992	2,142
Gain on disposal of productive assets	(1,874)	(6,488)
Deferred income taxes	(4,663)	58
Change in operating assets and liabilities:
Accounts receivable, net	(36,504)	(2,804)
Inventories, net	38,680	9,129
Accounts payable and accrued liabilities	(5,435)	(7,706)
Other current assets	5,510	3,519
Other non-current assets	—	99
Other long-term liabilities	2,935	(149)
Other, net	(300)	28
	21,899	45,210
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Purchase of investments	(2,220)	(40,696)
Proceeds from maturity of short-term investments	19,650	—
Proceeds from sale of productive assets	2,244	14,990
Capital expenditures	(16,449)	(19,427)
	3,225	(45,133)
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	172	761
Dividends paid	(10,067)	(9,411)
Purchases of treasury stock	(241)	(941)
	(10,136)	(9,591)
Effect of foreign currency rate changes on cash	(19)	2,307
Increase (Decrease) in cash and cash equivalents	14,969	(7,207)
CASH AND CASH EQUIVALENTS
Beginning of period	111,854	129,803
End of period	$126,823	$122,596

Supplemental Disclosure:
Cash paid for taxes	$2,488	$16,253
Non-cash dividends	17	25
Cash paid for interest	88	86
Non-cash treasury stock activity	451	2,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of June 28, 2024 and June 30, 2023, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2023 which was filed with the Securities and Exchange Commission on December 8, 2023.

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation. These reclassifications had no effect on net earnings.

Due to seasonal variations and other factors, some of which are described herein, the results of operations for the three and nine months ended June 28, 2024 are not necessarily indicative of the results to be expected for the Company’s full 2024 fiscal year.  The current economic and business environment, including the level of demand in the consumer markets for outdoor recreation products, seasonality effects, enhancements or changes in competitor product offerings, and end consumer purchasing actions, all stemming therefrom, is beyond our control and remains highly uncertain and cannot be predicted at this time.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for credit losses of $649, $907 and $902 as of June 28, 2024, September 29, 2023 and June 30, 2023, respectively. The determination of the allowance for credit losses is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for credit losses based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for credit losses after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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
For the three and nine month periods ended June 28, 2024, basic net income per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings and basic income per share for Class A and Class B shares has been presented using the two class method described above. For the three and nine month periods ended June 30, 2023, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income as described above.

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

For the three and nine month periods ended June 28, 2024, the effect of non-vested restricted stock units is excluded from the diluted income per share calculation as their inclusion would have been anti-dilutive. For the three and nine month periods ended June 30, 2023, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 69,044 and 64,654 for the three months ended June 28, 2024 and June 30, 2023, respectively, and 67,429 and 64,258 for the nine months ended June 28, 2024 and June 30, 2023, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 71,176 and 46,501 for the three months ended June 28, 2024 and June 30, 2023, respectively, and 71,776 and 51,813 for the nine months ended June 28, 2024 and June 30, 2023, respectively.

Dividends per share

Dividends per share for the three and nine month periods ended June 28, 2024 and June 30, 2023 were as follows:

	Three Months Ended		Nine months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Dividends declared per common share:
Class A	$0.33	$0.31	$0.99	$0.93
Class B	$0.30	$0.28	$0.90	$0.85

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 404,593 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at June 28, 2024. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan and its 2010 Long-Term Stock Incentive Plan, which no longer allow for additional share grants, also remain outstanding.

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

A summary of non-vested stock activity for the nine months ended June 28, 2024 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 29, 2023	61,242	$66.48
Non-vested stock grants	36,108	49.65
Restricted stock vested	(19,863)	63.20
Forfeitures	(7,237)	62.36
Non-vested stock at June 28, 2024	70,250	59.18

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,330 and 2,289 during the nine month periods ended June 28, 2024 and June 30, 2023, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $398 and $172 for the three month periods ended June 28, 2024 and June 30, 2023, respectively, and $1,148 and $1,117 for the nine month periods ended June 28, 2024 and June 30, 2023, respectively. Unrecognized compensation cost related to non-vested stock as of June 28, 2024 was $2,085, which amount will be amortized to expense through December 2027 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended June 28, 2024 and June 30, 2023 was $964 and $1,029, respectively.

Restricted Stock Units

All restricted stock units (RSUs) awarded by the Company have been granted in the form of units payable in shares of Class A common stock upon vesting. The units are valued at the fair market value of a share of Class A common stock on the date of grant and vest within one year from the date of grant for RSUs granted to directors, and subject to satisfaction of applicable performance criteria, three years from the date of grant for RSUs granted to employees.  The fair value at the date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.

A summary of RSU activity for the nine months ended June 28, 2024 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 29, 2023	68,244	$76.38
RSUs granted	38,054	54.20
RSUs vested	(17,516)	88.49
RSU's forfeited	(3,452)	65.19
RSUs at June 28, 2024	85,330	64.46

For the three months ended June 28, 2024, the Company recognized expense of $201 related to RSUs. For the nine months ended June 28, 2024, the Company recognized income of $239 related to RSUs as a result of reversing

Index	JOHNSON OUTDOORS INC.
compensation expense previously recognized, due to an expectation that performance conditions won't be met for certain awards. Stock compensation expense, net of forfeitures, related to RSUs was $28 and $953 for the three and nine month periods ended June 30, 2023, respectively. Unrecognized compensation cost related to non-vested RSUs as of June 28, 2024 was $1,634, which amount will be amortized to expense through September 2026 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 2,331 and 5,324 during the nine month periods ended June 28, 2024 and June 30, 2023, respectively.

The fair value of restricted stock units recognized as a tax deduction during the nine month periods ended June 28, 2024 and June 30, 2023 was $1,171 and $2,555, respectively.

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

During the three month period ended June 28, 2024, the Company issued 4,937 shares of Class A common stock and recognized $25 of income in connection with the Employees' Stock Purchase Plan. During the nine month period ended June 28, 2024, the Company issued 4,937 shares of Class A common stock and recognized $83 of expense in connection with the Employees' Stock Purchase Plan. During the three month period ended June 30, 2023, the Company issued 5,401 shares of Class A common stock and recognized $18 of expense in connection with the Plan. During the nine month period ended June 30, 2023, the Company issued 5,401 shares of Class A common stock and recognized $72 of expense in connection with the Plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of June 28, 2024, the Company had approximately 150 leases, with remaining terms ranging from less than one year to 16 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 28, 2024 and June 30, 2023 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three months ended		Nine months ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Lease Cost
Operating lease costs	$2,470	$2,541	$7,411	$7,480
Short-term lease costs	602	611	1,828	1,738
Variable lease costs	43	43	129	128
Total lease cost	$3,115	$3,195	$9,368	$9,346

Included in the amounts in the table above was rent expense to related parties of $314 and $941 for the three and nine months ended June 28, 2024, respectively, and $314 and $942 for the three and nine months ended June 30, 2023, respectively.

As of June 28, 2024, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended June 28, 2024. During the second quarter of fiscal 2024, the Company entered into an agreement to obtain additional space at an existing lease site that will begin in fiscal 2025 and will result in additional estimated lease payments of approximately $2,000 over the remaining lease term, which are not included in the future minimum rental commitments below. As of June 28, 2024, the Company did not have any other significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Nine months ended
	June 28, 2024	June 30, 2023
Operating leases:

Operating lease ROU assets	$49,017	$53,104

Current operating lease liabilities	7,648	6,985
Non-current operating lease liabilities	43,124	47,691
Total operating lease liabilities	$50,772	$54,676

Weighted average remaining lease term (in years)	11.21	11.93

Weighted average discount rate	3.22%	3.18%

Cash paid for amounts included in the measurement of lease liabilities	$6,884	$6,611

ROU assets obtained in exchange for lease liabilities	$3,497	$3,421

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at June 28, 2024 were as follows:

Index	JOHNSON OUTDOORS INC.

Year	Related parties included in total	Total
Remainder of 2024	$319	$2,391
2025	1,308	9,180
2026	1,348	7,471
2027	226	5,771
2028	—	3,817
Thereafter	—	32,575
Total undiscounted lease payments	3,201	61,205
Less: Imputed interest	(61)	(10,433)
Total net lease liability	$3,140	$50,772

6    INCOME TAXES

For the three and nine months ended June 28, 2024 and June 30, 2023, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Profit before income taxes	$907	$19,822	$9,818	$47,936
Income tax (benefit) expense	(715)	5,021	2,085	12,395
Effective income tax rate	(78.8)%	25.3%	21.2%	25.9%

The decrease in the effective tax rate for the three and nine months ended June 28, 2024 compared to the three and nine months ended June 30, 2023 was primarily related to a change in the geographic mix of profits or losses from a tax perspective for the current year period, as compared to the prior year period. The Company's effective tax rate is impacted by valuation allowances in certain foreign tax jurisdictions and, as a result, changes in the geographic source of Company profits or losses between periods can, in certain instances, have varying impacts on the Company's effective tax rate during a particular period.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended June 28, 2024 and June 30, 2023 were:

June 28, 2024	June 30, 2023
Indonesia	Indonesia
Switzerland	Switzerland

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
7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	June 28, 2024	September 29, 2023	June 30, 2023
Raw materials	$107,384	$114,467	$107,899
Finished goods	115,776	147,007	127,170
	$223,160	$261,474	$235,069

The Company’s inventory levels have been significantly impacted over recent periods in connection with swings in demand for the Company’s products and supply chain availability of certain materials and components, especially as a result of the recent COVID-19 pandemic. See below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion on the impact of recent fluctuations in the Company’s net sales, including changes in demand for the Company’s products, on the Company’s inventory balances.

8    GOODWILL

The changes in goodwill during the nine months ended June 28, 2024 and June 30, 2023 were as follows:

	June 28, 2024	June 30, 2023
Balance at beginning of period	$11,172	$11,160
Amount attributable to movements in foreign currency rates	(12)	26
Balance at end of period	$11,160	$11,186

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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the nine months ended June 28, 2024 and June 30, 2023.

	June 28, 2024	June 30, 2023
Balance at beginning of period	$11,741	$9,639
Expense accruals for warranties issued during the period	6,359	8,991
Less current period warranty claims paid	7,168	6,381
Balance at end of period	$10,932	$12,249

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
11    INDEBTEDNESS

The Company had no debt outstanding at June 28, 2024, September 29, 2023, or June 30, 2023.

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

For the first three quarters of fiscal 2023, the interest rate on the Revolver was based on LIBOR plus an applicable margin. Beginning in the fourth quarter of fiscal 2023, upon adoption of Topic 848, the interest rate is based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both June 28, 2024 and June 30, 2023 were approximately 6.5% and 6.2%, respectively.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of June 28, 2024 or June 30, 2023.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $67 and $78 as of June 28, 2024 and June 30, 2023, respectively.

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

Foreign Exchange Risk
The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the nine month period ended June 28, 2024 were denominated in currencies other than the U.S. dollar. Approximately 5% were denominated in euros, approximately 6% were denominated in Canadian dollars and approximately 2% were denominated in Hong Kong dollars, with the remaining revenues denominated in various other foreign currencies. Changes in foreign currency exchange rates can cause the Company to experience unexpected financial losses or cash flow needs.

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
rates on financial instruments and known commitments, including commitments for inventory purchases, denominated in foreign currencies. As of June 28, 2024 and June 30, 2023, the Company held no foreign currency forward contracts.

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

The carrying amounts of accounts receivable and accounts payable approximated their fair values at June 28, 2024, September 29, 2023 and June 30, 2023 due to the short term maturities of these instruments. See Note 14 for discussion of fair value of cash and cash equivalents. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value. During the second quarter of fiscal 2024, the Company determined that indicators of potential impairment of long-lived assets were present in the Watercraft segment, and performed an analysis of future undiscounted cash flows, which exceeded carrying value of the asset group. Therefore, it was determined there was no impairment.

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

The following table summarizes the Company’s financial assets measured at fair value as of June 28, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,793	$—	$—	$27,793

The following table summarizes the Company’s financial assets measured at fair value as of September 29, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$24,562	$—	$—	$24,562

Index	JOHNSON OUTDOORS INC.
The following table summarizes the Company’s financial assets measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$25,304	$—	$—	$25,304

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended June 28, 2024 and June 30, 2023 was:

		Three Months Ended		Nine months ended
	Location of income recognized in Statement of Operations	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Rabbi trust assets	Other income, net	$403	$1,273	$5,175	$3,881

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the nine month periods ended June 28, 2024 or June 30, 2023.

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

At June 28, 2024, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the period presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The following table summarizes the Company’s marketable securities measured at fair value as of June 28, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$14,984	$14,975	$—	$9
Fixed rate Canadian Government Bonds	8,830	8,808	—	22
Total	$23,814	$23,783	$—	$31

The following table summarizes the Company’s marketable securities measured at fair value as of September 29, 2023:

Index	JOHNSON OUTDOORS INC.

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$29,749	$29,686	$—	$63
Fixed rate Canadian Government Bonds	11,121	11,021	—	100
Total	$40,870	$40,707	$—	$163
The following table summarizes the Company’s marketable securities measured at fair value as of June 30, 2023:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$29,614	$29,526	$—	$87
Fixed rate Canadian Government Bonds	11,251	11,170	—	82
Total	$40,865	$40,696	$—	$169

Proceeds from the maturities of available for sale securities were $19,650 and $0 for the nine month periods ended June 28, 2024 and June 30, 2023, respectively. During the third quarter of fiscal 2024, $2,220 of investments were purchased with proceeds from maturities. There were no other sales or purchases of available-for-sale securities for the nine month periods ended June 28, 2024 or June 30, 2023. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The future contractual maturities of the marketable securities held at June 28, 2024 are as follows: $21,546 within one year, classified as Short-Term Investments on the Condensed Consolidated Balance Sheets, and $2,237 greater than one year, but less than five years, classified as Investments on the Condensed Consolidated Balance Sheets.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At June 28, 2024, the right to returns asset was $1,195 and the accrued returns liability was $2,981. At June 30, 2023, the right to returns asset was $892 and the accrued returns liability was $2,263. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023	September 29, 2023
Net sales:
Fishing:
Unaffiliated customers	$130,415	$137,161	$379,242	$429,991
Interunit transfers	122	299	395	851
Camping:
Unaffiliated customers	10,909	11,621	27,325	36,940
Interunit transfers	18	37	35	56
Watercraft Recreation:
Unaffiliated customers	11,037	15,664	25,536	38,121
Interunit transfers	33	62	75	153
Diving
Unaffiliated customers	19,856	22,216	54,248	61,565
Interunit transfers	5	11	15	29
Other / Corporate	255	385	621	882
Eliminations	(178)	(409)	(520)	(1,089)
Total	$172,472	$187,047	$486,972	$567,499
Operating profit (loss):
Fishing	$5,258	$18,665	$24,214	$51,358
Camping	1,474	2,039	3,541	4,863
Watercraft Recreation	557	1,483	(2,007)	1,637
Diving	898	2,733	22	4,190
Other / Corporate	(8,693)	(7,477)	(26,483)	(27,743)
	$(506)	$17,443	$(713)	$34,305
Total assets (end of period):
Fishing			$365,842	$361,071	$363,463
Camping			48,217	61,896	53,003
Watercraft Recreation			29,604	35,294	26,953
Diving			81,818	84,205	83,555
Other / Corporate			154,344	163,018	154,632
			$679,825	$705,484	$681,606
Other Segment Information
During the three and nine month periods ended June 28, 2024, two customers of the Company's Fishing, Camping and Watercraft Recreation segments each accounted for more than 10% of the Company's consolidated revenues, which amounted to combined net sales of approximately $41,273 and $150,166, respectively. During the three and nine month periods ended June 30, 2023, combined net sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $26,040 and $83,948, respectively, of the Company's consolidated revenues.

Index	JOHNSON OUTDOORS INC.
During the second quarter of fiscal 2023, the Company sold the Military and Commercial Tent product lines of its Camping segment to a third party in an asset sale. The sale did not include the Eureka! brand name or the Eureka! consumer/recreational Camping business line. Subsequently, during the fourth quarter of fiscal 2023, the Company developed and approved plans to fully exit the Eureka! brand of the Camping segment, which includes liquidating all remaining consumer inventory of Eureka! branded products and winding down operations. The Company incurred expenses of approximately $4,800 in the fourth quarter of fiscal 2023 related to the wind down of the Eureka! branded business. Other costs incurred during fiscal 2024 will be expensed as incurred.

During the first quarter of fiscal 2024, the Fishing segment of the Company sold a building, which resulted in a gain of approximately $1,900, which was recorded in Other income, net in the accompanying Condensed Consolidated Statements of Operations.

18    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the nine months ended June 28, 2024 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2023	$3,581	$(121)	$(137)	$3,323
Other comprehensive income before reclassifications	3,059	138	—	3,197
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—	(36)	(3)	(39)
Balance at December 29, 2023	$6,640	$(19)	$(130)	$6,491
Other comprehensive loss before reclassifications	(2,379)	(24)	—	(2,403)
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—	6	(2)	4
Balance at March 29, 2024	$4,261	$(37)	$(122)	$4,102
Other comprehensive loss before reclassifications	(439)	20	—	(419)
Amounts reclassified from accumulated other comprehensive income	—	—	9	9
Tax effects	—	(6)	(3)	(9)
Balance at June 28, 2024	$3,822	$(23)	$(116)	$3,683

The changes in AOCI by component, net of tax, for the nine months ended June 30, 2023 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$791	$(171)	$620
Other comprehensive income before reclassifications	2,937	—	2,937
Amounts reclassified from accumulated other comprehensive income	—	11	11
Tax effects	—	(3)	(3)
Balance at December 30, 2022	$3,728	$(163)	$3,565
Other comprehensive income before reclassifications	507	—	507
Amounts reclassified from accumulated other comprehensive income	—	11	11
Tax effects	—	(3)	(3)
Balance at March 31, 2023	$4,235	$(155)	$4,080
Other comprehensive income before reclassifications	892	—	892
Amounts reclassified from accumulated other comprehensive income	—	12	12
Tax effects	—	(3)	(3)
Balance at June 30, 2023	$5,127	$(146)	$4,981

    The reclassifications out of AOCI for the three and nine months ended June 28, 2024 and June 30, 2023 were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$9	$12	$29	$34	Other income and expense
Tax effects	(3)	(3)	(8)	(9)	Income tax expense
Total reclassifications for the period	$6	$9	$21	$25

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended June 28, 2024 and June 30, 2023. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Highlights

Net sales of $172,472 for the third quarter of fiscal 2024 decreased $14,575, or 8%, from the same period in the prior year. The decrease between quarterly periods was primarily due to ongoing market challenges in many of the Company's product categories, as well as increasing competitive pressure, which resulted in weaker demand and revenue across all segments of the Company's outdoor recreation products. Unfavorable overhead absorption due to the lower sales volumes and product mix also contributed to a 5.7 point decline in gross margin in the current year quarter versus the prior year quarter. Additionally, a 4%

Index	JOHNSON OUTDOORS INC.
increase in operating expenses, which was mainly due to increased advertising and promotional spending between quarterly periods, contributed to a $17,949 decrease in operating profit from the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The third fiscal quarter traditionally falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2023		2022		2021
Quarter Ended	Net Sales	Operating Profit	Net Sales	Operating Profit	Net Sales	Operating Profit
December	27%	47%	21%	21%	22%	22%
March	30%	97%	26%	23%	27%	32%
June	28%	149%	27%	36%	29%	34%
September	15%	-193%	26%	20%	22%	12%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales:
Fishing	$130,537	$137,460	$379,637	$430,842
Camping	10,927	11,658	27,360	36,996
Watercraft Recreation	11,070	15,726	25,611	38,274
Diving	19,861	22,227	54,263	61,594
Other / Corporate / Eliminations	77	(24)	101	(207)
Total	$172,472	$187,047	$486,972	$567,499
Operating profit (loss):
Fishing	$5,258	$18,665	$24,214	$51,358
Camping	1,474	2,039	3,541	4,863
Watercraft Recreation	557	1,483	(2,007)	1,637
Diving	898	2,733	22	4,190
Other / Corporate / Eliminations	(8,693)	(7,477)	(26,483)	(27,743)
Total	$(506)	$17,443	$(713)	$34,305

See “Note 17 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended June 28, 2024 were $172,472, a decrease of $14,575, or 8%, compared to $187,047 for the three months ended June 30, 2023. Foreign currency translation had a negligible impact on current year third quarter net sales compared to the prior year's third quarter net sales.

Net sales for the three months ended June 28, 2024 for the Fishing business were $130,537, a decrease of $6,923, or 5%, from $137,460 during the third fiscal quarter of the prior year. Softer consumer demand in the market for outdoor recreation products in the current year quarter combined with increased competitive pressure in the Fishing market has contributed to the sales decline between quarters.

Index	JOHNSON OUTDOORS INC.

Net sales for the Camping business were $10,927 for the third quarter of the current fiscal year, a decrease of $731, or 6%, from the prior year net sales during the same period of $11,658. The decrease is mainly attributable to declines in overal consumer demand for products in this market.

Net sales for the third quarter of fiscal 2024 for the Watercraft Recreation business were $11,070, a decrease of $4,656, or 30%, compared to $15,726 in the prior year same period. Sales in this segment were negatively affected by continuing decreased demand in the overall watercraft market compared to the prior year quarter.

Net sales for Diving for the third quarter of fiscal 2024 were $19,861, which declined $2,366, or 11%, compared to net sales of $22,227 for the three months ended June 30, 2023. The decline in sales over the prior year quarter was driven primarily by softening market demand across all geographic regions. Foreign currency translation had an unfavorable impact of less than 1% on sales in this segment versus the prior year quarter.

For the nine months ended June 28, 2024, consolidated net sales of $486,972 decreased $80,527, or 14%, compared to $567,499 for the nine months ended June 30, 2023. Foreign currency translation had an insignificant impact on net sales of the current year to date period versus the prior year to date period.

Net sales for the nine months ended June 28, 2024 for the Fishing business were $379,637, a decrease of $51,205, or 12%, from $430,842 during the same period of the prior year. As noted above for the quarter, a continued challenging market and competitive pressures resulted in lower sales compared to the prior year to date period.

Net sales for the Camping business were $27,360 for the nine months ended June 28, 2024, a decrease of $9,636, or 26%, from the prior year net sales during the same period of $36,996. Approximately $4,500 of the decrease from the prior year quarter was related to the previously reported divestiture of the Military and Commercial Tents product lines of its Camping business during the second quarter of fiscal 2023, with the remainder due primarily to general declines in the market for camping products.

Net sales for the nine months ended June 28, 2024 for the Watercraft Recreation business were $25,611, a decrease of $12,663, or 33%, compared to $38,274 in the prior year same period. The company was impacted by reductions in demand in the overall watercraft market, resulting in decreased sales over the prior year.

Diving net sales were $54,263 for the nine months ended June 28, 2024, versus $61,594 for the same period of the prior year, a decrease of $7,331 or 12% due to soft market demand across all geographic regions. Foreign currency translation had a favorable impact of less than 1% on sales in this segment versus the prior year.

Cost of Sales

Cost of sales for the three months ended June 28, 2024 of $110,650 increased $1,190 compared to $109,460 for the three months ended June 30, 2023.  Despite a decrease in sales volumes between quarters, the mix of products sold led to increases in certain material costs, resulting in increased cost of sales between quarters.

For the nine months ended June 28, 2024, cost of sales was $310,865 compared to $351,798 in the same period of the prior year. The decrease year over year was driven primarily by decreased sales volumes between periods.

Gross Profit Margin

For the three months ended June 28, 2024, gross profit as a percentage of net sales was 35.8% compared to 41.5% in the three month period ended June 30, 2023. The decline in gross profit percentage over the prior year quarter was primarily due to unfavorable overhead absorption as a result of lower sales volumes and changes in product mix toward lower margin products between quarters.

For the nine months ended June 28, 2024, gross profit as a percentage of sales was 36.2% compared to 38.0% in the prior nine month period. Unfavorable overhead absorption on lower sales volumes and changes in product mix were the primary drivers of the decrease in gross profit percentage between year to date periods.

Operating Expenses

Operating expenses were $62,328 for the three months ended June 28, 2024, compared to $60,144 for the three months ended June 30, 2023.  The increase of $2,184 was primarily due to increased advertising and promotional spending between quarters, partially offset by the impact of lower sales volumes.

Index	JOHNSON OUTDOORS INC.

Operating expenses were $176,820 for the nine months ended June 28, 2024, compared to $181,396 for the nine months ended June 30, 2023. The decrease of $4,576 was primarily due to lower sales volumes between quarters, as well as lower incentive compensation and professional services expense, partially offset by increased advertising and promotional spending.

Operating Profit

Operating loss on a consolidated basis for the three month period ended June 28, 2024 was $506, compared to operating profit of $17,443 in the third quarter of the prior fiscal year.   As discussed above, the decrease in operating profit between quarters is driven by lower sales volumes and increased promotional spending over the prior year quarter.

Operating loss on a consolidated basis for the nine month period ended June 28, 2024 was $713, compared to operating profit of $34,305 in the prior year to date period. Lower sales volumes in the current year quarter was the primary driver of the decrease in operating profit between year to date periods.

Interest

Interest expense was $37 and $39 for the three months ended June 28, 2024 and June 30, 2023, respectively. Interest expense was $115 and $114 for the nine months ended June 28, 2024 and June 30, 2023, respectively.

Interest income was $1,123 and $1,244 for the three months ended June 28, 2024 and June 30, 2023, respectively. Interest income was $3,178 and $2,806 for the nine months ended June 28, 2024 and June 30, 2023, respectively.

Other Expense (Income), net

Other income was $327 for the three months ended June 28, 2024 compared to $1,174 in the prior year period.  The main driver of the $847 decrease over the prior year quarter was a $888 decrease in net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan in the current quarter over the prior year quarter. For the three months ended June 28, 2024, foreign currency exchange losses were $28 compared to $76 for the three months ended June 30, 2023.

For the nine months ended June 28, 2024, other income was $7,468 compared to $10,939 in the nine months ended June 30, 2023. The main drivers of the $3,471 decrease over the prior year period were the gain on the sale of the Military and Commercial Tents product lines of approximately $6,640 recorded in the prior year period, partially offset by a gain on the sale of a building of approximately $1,900 in the current period. Additionally, net investment gains and earnings on the assets related to the Company's non-qualified deferred compensation plan in the nine months ended June 28, 2024 were $5,463, compared to $4,159 in the prior year to date period. Foreign currency exchange losses were $173 compared to gains of $155 for the nine months ended June 28, 2024 and June 30, 2023, respectively.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month period ended June 28, 2024 was a benefit of 78.8%, due to the decline in profit before taxes and geographic mix of profits and losses. For the nine month period ended June 28, 2024 the effective tax rate was 21.2%. The effective tax rates were 25.3% and 25.9% in the corresponding periods of the prior year.

Net Income

Net income for the three months ended June 28, 2024 was $1,622, or $0.16 per diluted common class A and B share, compared to net income of $14,801, or $1.44 per diluted common class A and B share, for the third quarter of the prior fiscal year.

Net income for the nine months ended June 28, 2024 was $7,733, or $0.75 per diluted common class A and B share, compared to net income of $35,541, or $3.47 per diluted common class A and B share for the nine months ended June 30, 2023.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $148,369 as of June 28, 2024, compared to $149,247 as of June 30, 2023.  The Company’s debt to total capitalization ratio was 0% as of June 28, 2024 and June 30, 2023.  The Company’s total debt balance was $0 as of each of June 28, 2024 and June 30, 2023.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Index	JOHNSON OUTDOORS INC.

Accounts receivable, net of allowance for credit losses, were $79,593 as of June 28, 2024, a decrease of $15,051 compared to $94,644 as of June 30, 2023.  The decrease is consistent with the decreased sales volumes year over year. Inventories were $223,160 as of June 28, 2024, a decrease of $11,909, compared to $235,069 as of June 30, 2023. Accounts payable were $43,153 at June 28, 2024 compared to $45,728 as of June 30, 2023.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended
(thousands)	June 28, 2024	June 30, 2023
Cash (used for) provided by:
Operating activities	$21,899	$45,210
Investing activities	3,225	(45,133)
Financing activities	(10,136)	(9,591)
Effect of foreign currency rate changes on cash	(19)	2,307
Increase (decrease) in cash and cash equivalents	$14,969	$(7,207)

Operating Activities

Cash provided by operations totaled $21,899 for the nine months ended June 28, 2024 compared to $45,210 during the corresponding period of the prior fiscal year.  The decrease in cash provided by operations over the prior year nine month period was due primarily to lower income on decreased sales volumes between quarters. Depreciation and amortization charges were $14,799 for the nine month period ended June 28, 2024 compared to $11,815 for the corresponding period of the prior year.

Investing Activities

Cash provided by investing activities totaled $3,225 for the nine months ended June 28, 2024 compared to cash used for investing activities of $45,133 for the corresponding period of the prior fiscal year. Current year cash provided by investing activities reflects maturity of investments of $19,650, as well as proceeds of $2,244 related to the sale of fixed assets, which predominantly consisted of the sale of a building, as discussed above, partially offset by purchases of investments of $2,220. The prior year period included purchases of investments of $40,696, offset in part by proceeds of $14,990 related to the divestiture of the Military and Commercial Tents product lines, previously discussed. Capital expenditures were $16,449 in the nine months ended June 28, 2024, compared to $19,427 in the prior year to date period which included investments in expansion of Fishing facilities to accommodate additional production. Any additional capital expenditures in fiscal 2024 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $10,136 for the nine months ended June 28, 2024 compared to $9,591 for the nine month period ended June 30, 2023 and represents the payment of dividends and purchase of treasury stock. The Company had no debt during either nine month period ended June 28, 2024 and June 30, 2023. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of June 28, 2024 the Company held approximately $54,960 of cash, cash equivalents and short-term investments in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended June 28, 2024.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $67 and $78 as of June 28, 2024 and June 30, 2023, respectively.

Index	JOHNSON OUTDOORS INC.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2023 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 8, 2023. There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended June 28, 2024.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2023, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 8, 2023. There have been no significant changes to our market risk in the nine months ended June 28, 2024.

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

Item 5. Other Information

Index	JOHNSON OUTDOORS INC.
(c) Trading Plans.

During the three month period ended June 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: August 5, 2024
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2024 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.