Form 10-K
period 2024-09-27
JOHNSON OUTDOORS INC
filed 2024-12-11
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2024

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

As of November 29, 2024, 9,090,288 shares of Class A and 1,207,760 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $250,000,000 on March 29, 2024 (the last business day of the registrant’s most recently completed fiscal second quarter) based on approximately 5,399,000 shares of Class A common stock held by non-affiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $46.11 per share, the closing price of the Class A common stock as reported on the NASDAQ Global Select MarketSM on March 29, 2024 (the last trading day of the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family, as defined herein) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Trademarks

We have registered the following trademarks, among others, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Jetboil®, Old Town®, Ocean KayakTM, Carlisle® and SCUBAPRO®.

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

Camping

The Company’s Camping segment key brands are:  Jetboil portable outdoor cooking systems and Eureka! camping products and accessories.

During fiscal 2023, the Company sold the Military and Commercial Tent product lines of Eureka!, and approved plans to fully exit the Eureka! brand, which includes the sale of all remaining consumer inventory of Eureka! branded products and winding down operations by the end of calendar 2024. Going forward, the Company expects to focus its resources in the Camping segment on marketing and further developing the Jetboil product line.

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

Watercraft Recreation

The Company’s Watercraft Recreation segment designs and markets canoes, kayaks and advanced personal watercraft equipment and products under the Old Town brand name for family recreation, touring and angling. Old Town products are manufactured at the Company’s facility in Old Town, Maine.

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

The Company manufactures and assembles buoyancy compensators, regulators, dive computers, gauges, and instruments at its Italian and Indonesian facilities, and for certain makes or models, from other third party manufacturers. The Company designs and develops diving and snorkeling soft goods, proprietary materials, and other components from third party contract manufacturers.

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

Fishing:  Minn Kota’s primary competitor in the electric trolling motors business is Lowrance, owned by Brunswick Corporation, Garmin and Power-Pole. In addition, Power-Pole is Minn Kota's main competitor in the shallow water anchor business. Competition in both businesses is focused on technological innovation, product quality and durability as well as product features and benefits for fishing.

Humminbird’s main competitors in the market for on-boat electronics are Garmin and Lowrance.  Competition in this business is primarily focused on the quality of sonar imaging and display, easy to use graphical interfaces as well as the integration of mapping and GPS technology.

Cannon’s main competitors in the downrigger market are Big Jon Sports, Walker and Scotty. Competition in this business primarily focuses on ease of operation, speed and durability.

Camping:  The Company’s portable outdoor cooking systems compete in the specialty and higher end performance backpacking and camping markets.  The primary competitor in portable outdoor cooking systems is MSR.  Competition in this market is based on product size and weight, ease of use, reliability and performance.

Watercraft Recreation:  The Company primarily competes in this segment in the kayak and canoe product categories of the paddlesports market. The Company’s main competitors in this market are Hobie, Pelican International Inc., Wenonah Canoe, Jackson Kayak and Legacy Paddlesports, each of which competes on the basis of their product’s design, performance, quality and price.

Diving:  The main competitors in the Diving segment include Aqua Lung, Suunto, Atomic Aquatics, Oceanic, Cressi and Mares.  Competitive advantage in the life support product category of this segment, which consists of regulators, dive computers, and buoyancy compensators, is a function of product innovation, performance, quality and safety. Competition in the general diving product category of fins, masks, snorkels and wetsuits is characterized by low barriers to entry and numerous competitors who compete on the basis of product innovation, performance, quality and price.

Backlog

Unfilled orders for future delivery of products varies as a result of numerous factors impacting the Company (including those described in the section titled “Risk Factors” below) and because of the non-binding nature of such orders, the Company does not believe that backlog information is material to the understanding of its business.

Employees and Human Capital Resources

At September 27, 2024, the Company had approximately 1,200 regular, full-time employees, of which approximately 950 were employed in the United States and approximately 250 were employed outside of the United States.  Approximately 50 or 4% were represented by a collective bargaining agreement, all of whom are located at our facilities in Batam, Indonesia. In recent years, we have not experienced any significant work slowdowns, stoppages, or other labor disruptions. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products. See "Seasonality" below for additional information on the seasonal nature of our business.

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

Seasonality

The Company’s products in each of its business segments are primarily warm-weather and outdoor recreation-related, which has historically resulted in seasonal variations in sales and profitability for the Company. This seasonal variability was traditionally due to customers’ increasing their inventories in the quarters ending March and June, which is the typical primary selling season for the Company’s outdoor recreation products, with lower inventory volumes during the quarters ending September and December. The Company mitigates the seasonality of its businesses somewhat by encouraging customers to purchase and take delivery of products more evenly through the year.  The following table shows, for the past three fiscal years, the total consolidated net sales and operating profit or loss of the Company for each quarter, as a percentage of the total year. As reflected in the table below and as described in greater detail below in the Management's Discussion and Analysis of Financial Condition and Results of Operations, for fiscal 2024 and 2023 the impact of seasonality on the Company's business returned to more traditional levels experienced by the Company prior to the COVID-19 pandemic. As a result of the pandemic, the Company's typical seasonality fluctuations among fiscal quarters became disrupted by increased demand for Company products that more evenly impacted each of the Company's fiscal quarters during 2022. This demand was also impacted by the lingering effects that the pandemic had on the Company's supply chain and the pricing and availability of raw materials and components during fiscal 2022.

	Fiscal Year
	2024		2023		2022
Quarter Ended	Net Sales	Operating Loss	Net Sales	Operating Profit (loss)	Net Sales	Operating Profit
December	23%	0%	27%	47%	21%	21%
March	30%	1%	30%	97%	26%	23%
June	29%	1%	28%	149%	27%	36%
September	18%	98%	15%	(193)%	26%	20%
	100%	100%	100%	100%	100%	100%

Environment and Climate Change; Social Responsibility

The Company is subject to various supranational, federal, state and local environmental laws, ordinances, regulations, and other requirements of governmental authorities that relate to the generation, storage, transport, treatment and disposals of materials as a result of our manufacturing and production operations.  We believe we comply with such laws and regulations.  Expenditures on environmental compliance have not had, and we believe in the future, are not expected to have, a material adverse effect on the Company’s capital expenditures, earnings or competitive position.  We do not believe that any direct or indirect consequences of legislation related to climate change will have a material adverse effect on our operating costs, facilities or products. However, risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of the Company’s business and there is no assurance that material liabilities or charges could not arise.

We are committed to conducting business and making decisions honestly, fairly and within the law, and are guided by the values and beliefs embodied in our “Code of Conduct”. We are dedicated to earning and keeping the trust and confidence of our shareholders, customers and associates as well as the communities where we do business. Our “Code of Conduct” provides guidelines and a framework for conducting business in an ethical manner. We have adopted policies that seek to promote integrity, an ethical work environment, valuing diversity and promoting financial integrity and responsibility, while at the same time prohibiting unethical and illegal practices. In addition, we annually compile and file a Form SD with the Securities and Exchange Commission regarding “Conflict Minerals Disclosure and Report” as directed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The purpose of this report is to help prevent purchasing products used to finance or benefit armed groups in the covered countries of this filing.

Available Information

The Company maintains a website at www.johnsonoutdoors.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company makes available on its website, free of charge, its (a) proxy statement for its annual meeting of shareholders; (b) Code of Conduct; (c) Code of Ethics for its Chief Executive Officer and Senior Financial and Accounting Officers; (d) the charters for the following committees of the Board of Directors: Audit; Compensation; Executive; and Nominating and Corporate Governance; and (e) Corporate Governance Guidelines, Insider Trading Policy and Incentive Compensation Recovery Policy. Except as specifically provided herein, the Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.  Copies of any materials the Company files with the Securities and Exchange Commission (SEC) can also be obtained free of charge through the SEC’s website at www.sec.gov.   The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1 (800) 732-0330.

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

Our business is impacted by international or cross-border trade, including the import and export of products and goods into and out of the United States and trade tensions among nations. For example, U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. More tariff changes are also possible. We have developed strategies to mitigate, in part, previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate the impact of tariff increases in substantial part on our financial and operating results. Further, uncertainties about future tariff changes could result in mitigation actions undertaken by us that could prove to be detrimental to our business and our relationships with our customers and suppliers. The scope of the tariffs and the rates at which they are implemented may continue to fluctuate and change in an unpredictable manner that further complicates our ability to implement mitigation actions.

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

We are also subject to various supranational, federal, state and local environmental, laws, ordinances, regulations and other legislation or requirements of governmental authorities as it relates to climate change. We believe we comply with such laws and regulations as such laws are currently in place. Moreover, we do not believe that any direct or indirect consequences of any currently contemplated legislation related to climate change will have a material adverse effect on our operating costs, facilities, or products. However, evolving regulatory and legislative measures related to protecting against climate change could ultimately pose a risk to our business by influencing the buying patterns of our customers or increasing internal compliance costs.

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

We may experience elevated inflation in the markets in which we operate, with higher commodity, labor, freight and other cost pressure. While many costs may moderate over time, higher inflation rates could cause increases in wage levels, price increases from our suppliers, and could also negatively impact consumer confidence and discretionary spending patterns, all of which can adversely impact our sales levels and cost structure. The inability to offset inflationary price increases through price increases from our customers, modifications to our products, continuous improvement actions or otherwise may have a material adverse effect on our financial results and financial condition.

A limited number of our shareholders can exert significant influence over the Company.

As of September 27, 2024, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 75% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 99% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ or another stock exchange. We believe there are approximately 5,360,000 shares of our Class A common stock held by non-affiliates as of September 27, 2024. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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
•fluctuations in our quarterly operating results; and
•the issuance of new or changed securities analysts' reports or recommendations regarding the shares of our Class A Common Stock.

In addition, the stock markets in general, and the markets for equity securities in companies principally operating in the outdoor leisure or discretionary recreational product markets, have experienced periods of high volatility that have been often unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our Class A Common Stock.

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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 14% of our revenues for the year ended September 27, 2024 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros and approximately 6% were denominated in Canadian dollars with the remaining 2% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

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

While our Board of Directors oversees cybersecurity risk mitigation efforts as part of our Enterprise Risk Management Framework, we rely to a large degree on management and outside consultants in managing our cybersecurity risk and ensuring adequate and proper measures are in place to protect against these risks.

Our Board of Directors reviews a biennial risk assessment survey and receives regular presentations and reports from management relative to information technology and cybersecurity matters. The Board of Directors has also designated the Audit Committee to receive reports at each of its quarterly meetings on Cybersecurity and to have management present on the same. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. However, our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.

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

We are currently operating in a period of geopolitical instability resulting from the ongoing military conflict between Russia and the Ukraine and the conflict in the Middle East, which have significantly contributed to economic uncertainty, capital market disruption and supply chain interruptions in the U.S. and global markets. While the length and impact of the ongoing conflicts are unpredictable, they could continue to lead to market disruptions, including supply chain interruptions and significant volatility in commodity prices, and in credit and capital markets. These conflicts may lead to sanctions and other penalties being levied or taken by various countries against Russia, Iran or other countries involved in these conflicts by the U.S., the EU, and other countries. Escalation of, or new geopolitical conflicts, could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially further disrupting the supply chain for necessary components and raw materials used by us or our suppliers in producing products. Any of the foregoing factors could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We take cybersecurity threats seriously. We have developed and implemented processes to assess, identify and manage material risks from cybersecurity threats. These cybersecurity processes are a part of our overall enterprise risk management system, sharing governance processes and reporting structures with other components of our enterprise-wide risk management system. Our cybersecurity processes include security monitoring and threat hunting through a third-party managed vendor and mandatory, Company-wide employee training. Our cybersecurity processes also extend to the oversight and identification of risks associated with our vendors and customers if their computer systems interface with our information systems. Upon detection of a potentially material cybersecurity incident, we will activate our cyber incident procedure to investigate, contain and remediate the incident. Depending on the extent and severity of the incident, we may engage third-party cybersecurity consultants to assist with our cyber incident procedure. Risks from cybersecurity threats have the potential to materially affect us, including our results of operations and financial condition.

Governance

The Company has established an Enterprise Risk Committee, which is co-chaired by the Company’s Chief Financial Officer and Chief Legal Officer, and under that framework has chartered a Cybersecurity Sub-Committee, chaired by the Chief Technology Officer. Both committees include various other members of key senior management. Our Board of Directors (including our Audit Committee through delegation as described below), along with our Enterprise Risk Committee and Cybersecurity Sub-Committee, are actively involved in providing oversight of our cybersecurity program. The role of the Board of Directors in the Company’s risk oversight process includes receiving reports and presentations from the Enterprise Risk Committee or other senior management leaders on areas of material risk to the Company, including operational, financial, legal and regulatory, strategic, reputational, cybersecurity and Environmental, Social and Governance (“ESG”) related risks and any measures taken to mitigate such risks. In addition, the Board of Directors regularly reviews and discusses areas of material risk at its meetings. In essence, the Board of Directors oversees a company-wide approach to risk management, carried out by Company management. With respect to cybersecurity risk, the Board (through the Audit Committee) periodically reviews information on management’s policies and processes related to the Company’s cybersecurity and data-protection, including related to monitoring, controlling and mitigating against such risks, and the entire Board receives periodic updates on the Company’s cybersecurity risk management processes. There have been no material cybersecurity incidents in the periods presented in this Report.

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

As of September 27, 2024, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information with respect to this item is included in Notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global Select MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of September 27, 2024, the Company had 388 holders of record of its Class A common stock and 19 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended September 27, 2024, September 29, 2023 and September 30, 2022 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Stock prices:
High	$54.94	$68.18	$115.87	$51.52	$71.49	$95.60	$45.63	$64.24	$82.48	$42.40	$60.13	$73.32
Low	44.69	46.93	92.82	42.95	58.93	77.44	33.70	56.53	59.04	33.15	52.01	50.54

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

Quarterly dividends declared in fiscal 2024 were $0.33 per share of Class A common stock, and $0.30 per share of Class B common stock.  Total dividends declared in fiscal 2024 were $13,449.  Cash dividends paid in fiscal 2024 totaled $13,431 and dividends payable of $3,364 were included in current liabilities at September 27, 2024.

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

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since September 27, 2019 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the S&P Small Cap 600 Consumer Discretionary Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company’s peer group consists of Clarus Corporation, Brunswick Corporation, Callaway Golf Company, Escalade Inc., Garmin Ltd., Marine Products Corporation, Malibu Boats Inc. and BowFlex, Inc.  BowFlex, Inc. was previously Nautilus, Inc, and has filed for bankruptcy. The graph and table below include data through its last trading day, August 23, 2024. The graph assumes $100 was invested on September 27, 2019 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the S&P Small Cap 600 Index, and the peer group index.

* $100 invested on September 27, 2019 in stock or index, including reinvestment of dividends.
Indices calculated on a mid-month basis.

	9/27/2019	10/2/2020	10/1/2021	9/30/2022	9/29/2023	9/27/2024
Johnson Outdoors Inc.	$100.0	$148.4	$190.3	$90.3	$98.4	$67.6
NASDAQ Composite	100.0	140.9	186.5	136.4	172.1	237.6
S&P Small Cap 600 Consumer Discretionary Index	100.0	113.3	189.1	125.1	150.2	199.8
Peer Group	100.0	119.7	189.3	109.1	132.6	191.2

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

Highlights

The Company’s fiscal 2024 full-year revenues decreased by 11% from the prior year as market challenges continued, and competitive pressures increased, resulting in weaker demand and sales across all segments. Unfavorable overhead absorption due to the lower sales volumes, combined with adverse changes in product mix contributed to a 2.9 point decrease in gross margin year over year. In addition to the sales and gross margin declines, a 5% increase in operating expenses between years, driven mainly by a $11,173 write-off of goodwill, contributed to a $55,262 decrease in operating profit in fiscal 2024 from fiscal 2023.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2024	2023	2022
Net sales	$592,846	$663,844	$743,355
Gross profit	200,980	244,087	271,332
Operating expenses	244,502	232,347	205,022
Operating (loss) profit	(43,522)	11,740	66,310
Interest income, net	(4,692)	(4,391)	(654)
Other (income) expense, net	(8,968)	(9,693)	8,076
Income tax (benefit) expense	(3,329)	6,290	14,397
Net (loss) income	(26,533)	19,534	44,491

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2024	2023	2022
Net sales:
Fishing	$452,341	$492,927	$526,582
Camping	37,835	45,322	70,355
Watercraft Recreation	28,816	40,768	67,940
Diving	73,628	85,069	78,874
Other / Eliminations	226	(242)	(396)
	$592,846	$663,844	$743,355

	2024	2023	2022
Operating profit (loss):
Fishing	$(6,598)	$41,325	$65,433
Camping	3,848	457	13,415
Watercraft Recreation	(4,336)	(1,777)	6,173
Diving	(1,244)	6,092	4,705
Other / Eliminations	(35,192)	(34,357)	(23,416)
	$(43,522)	$11,740	$66,310

See Note 13 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2024 vs. Fiscal 2023

Net Sales

Net sales in fiscal 2024 decreased by 11% to $592,846 compared to $663,844 in fiscal 2023. Foreign currency exchange had a negligible impact on the current year’s sales versus the prior year.

Net sales for the Fishing business decreased by $40,586, or 8% during fiscal 2024 from fiscal 2023.  Softer overall consumer demand and increased competitive pressure in the Fishing market contributed to the decline between years.

Camping net sales decreased $7,487, or 17%, in 2024 from 2023. Approximately $4,500 of the decrease in net sales from the prior year period was related to the previously disclosed sale of the Military and Commercial Tents product lines during the second fiscal quarter of 2023, with the remainder due primarily to general declines in market demand for camping products.

Net sales in the Watercraft Recreation business decreased $11,952, or 29% from the prior year. Sales in this segment were negatively affected by continuing decreased demand in the overall watercraft market compared to the prior year.

Diving net sales decreased $11,441, or 13%, year over year. The sales decrease was due to softening market demand across all geographic regions, partially offset by a favorable foreign currency translation impact on sales in this segment of approximately 1% in 2024 versus the prior year period.

Cost of Sales

Cost of sales was $391,866, or 66.1% of net sales, on a consolidated basis for fiscal 2024 compared to $419,757, or 63.2% of net sales, in the prior year. The decrease in total cost of sales dollars was consistent with the decrease in sales year over year. As a percentage of net sales, the increase cost of sales between years was driven primarily by the unfavorable absorption of fixed overhead costs as a result of lower sales volumes between periods.

Gross Profit

Gross profit of $200,980 was 33.9% of net sales on a consolidated basis for the year ended September 27, 2024 compared to $244,087, or 36.8% of net sales in the prior year.

Gross profit in the Fishing business decreased by $28,766 from the prior year due primarily to the 8% decrease in net sales year over year. While certain material and overhead costs improved year over year as a result of cost savings efforts, it was not enough to overcome unfavorable overhead absorption as a result of the reduced sales volumes between periods, and a product mix that contained lower margin products in the current year.

Camping gross profit decreased by $1,778 from 2023, mainly due to lower sales volumes than the prior year.

Gross profit in the Watercraft Recreation segment decreased by $5,531 from 2023, due primarily to lower sales volumes than the prior year and the lower absorption of fixed overhead related to such sales decrease.

The $6,935 decrease in gross profit in the Diving segment was largely due to sales volume decreases during fiscal 2024 as compared to the prior year.

Operating Expenses

Operating expenses increased from the prior year by $12,155 despite the decrease in sales volumes. Key drivers of the expense change are an $11,173 write off of goodwill in the current year, approximately $3,800 of higher deferred compensation costs between years, partially offset by lower incentive compensation and professional services expenses between years.

Operating expenses for the Fishing segment increased by $19,156 from fiscal 2023 levels.  The increase was due primarily to the $11,173 write off of goodwill in the current year, as well as approximately $11,000 higher advertising and promotional spend between years offset in part by lower warranty expense and lower sales volume related costs.

Camping operating expenses decreased by $5,169 from the prior year. In addition to decreased sales volume related costs between years, the prior year included expenses related to the Eureka! product exit of approximately $2,500.

In the Watercraft Recreation segment, operating expenses decreased $2,973 from their levels in fiscal 2023 due primarily to decreased sales volume related expenses in 2024.

Operating expenses for the Diving business increased by $401 year over year due primarily to severance expense and professional services expenses, partially offset by decreased sales volume related expenses between periods.

The Company's fiscal 2024 general corporate expenses of $35,503 increased $739 from $34,765 in fiscal 2023. More favorable market conditions on the Company's deferred compensation plan assets resulted in approximately $3,800 of higher deferred compensation expense during fiscal 2024 over the prior year, partially offset by lower incentive compensation and professional services expenses year over year. The deferred compensation expenses are entirely offset by a gain in "Other (income) expense, net" related to marking the plan assets to market.

Operating Results

The Company’s operating loss was $43,522 in fiscal 2024 compared to an operating profit of $11,740 in fiscal 2023.  Fishing operating profit decreased by $47,923 to a loss of $6,598 from the prior year due primarily to lower sales volumes between years, as well as increased operating expenses, as discussed above.  The operating profit for Camping was $3,848 compared to $457 in 2023 which increase was primarily a result of the lower operating expenses between periods.  The operating loss for the Watercraft Recreation business was $4,336 in fiscal 2024 compared to an operating loss of $1,777 in fiscal 2023 due to the changes in sales volumes between periods noted above.  The operating loss for the Diving business was $1,244 in fiscal 2024, down from an operating profit of $6,092 in fiscal 2023, due primarily to decreased sales volumes between periods.

Other Income and Expenses

Interest expense of $152 was flat as compared to the prior year expense of $152. Interest income of $4,844 increased slightly from prior year interest income of $4,543 due to the increase in deposit interest rates year over year, as well as increased cash and investment balances over the prior year.  Net other income of $8,968 in fiscal 2024 decreased from $9,693 in fiscal 2023.  The current year net other income included the gain on the sale of a building of approximately $1,900 and market earnings and dividend income of $7,049 on deferred compensation plan assets, partially offset by currency losses of $385. In the prior year, net other income included the gain on the sale of the Military and Commercial Tents product lines of approximately $6,560, and market earnings and dividends on the deferred compensation plan assets of $3,200, partially offset by $114 of currency losses.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other (income) expense, net” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized a pretax loss of $29,862 in fiscal 2024 compared to income of $25,824 in fiscal 2023. The Company recorded income tax benefit of $3,329 in 2024, which equated to an effective tax rate of 11.1%, compared to tax expense of $6,290 in 2023, which equated to an effective tax rate of 24.4%.

Net Income (Loss)

The Company recognized net loss of $26,533, or $2.60 per diluted common share, in fiscal 2024 compared to net income of $19,534, or $1.90 per diluted common share, in fiscal 2023 based on the factors discussed above.

Fiscal 2023 vs. Fiscal 2022

Net Sales

Net sales in fiscal 2023 decreased by 11% to $663,844 compared to $743,355 in fiscal 2022. Foreign currency exchange had an unfavorable impact of less than 1% on 2023 sales versus fiscal 2022.

Net sales for the Fishing business decreased by $33,655, or 6% during fiscal 2023 from fiscal 2022.  The decrease from fiscal 2022 was primarily due to the following key factors: moderating demand during fiscal 2023 from record highs in the prior two fiscal years fueled by the impact of the pandemic; and the effect of customers more tightly managing their inventory levels as the Company transitioned its bow-mount trolling motor product lines.

Camping net sales decreased $25,033, or 36%, in 2023 from 2022, as demand significantly declined from the increased levels seen during the pandemic. Additionally, approximately $6,600 of the decrease in net sales from fiscal 2022 was related to the sale of the Military and Commercial Tents product lines during the second fiscal quarter of 2023. The Company sold these product lines to a third party in an asset sale for a purchase price of $14,990 which closed on March 17, 2023. The net book value of the assets and liabilities sold was approximately $8,350, resulting in a gain on sale of approximately $6,640, which was recorded in Other (income) expense, net in the Company’s accompanying Consolidated Statements of Operations. The purchase price and the net proceeds received by the Company related to this sale were subject to customary purchase price adjustment provisions and Company indemnity obligations set forth in the definitive purchase agreement. Accordingly, during the third and fourth fiscal quarter of fiscal 2023, working capital true-up and purchase price adjustments reduced the purchase price and the final net gain to approximately $6,560.

Net sales in the Watercraft Recreation business decreased $27,172, or 40% as the overall market significantly declined from the elevated levels seen during the pandemic.

Diving net sales increased $6,195, or 8%, year over year. The sales increase was due to increased demand for our products as the global tourism industry continued to recover from the pandemic, as well as the impact of price increases, which were partially offset by an unfavorable foreign currency translation impact on sales in this segment of approximately 1% in 2023 versus fiscal 2022.

Cost of Sales

Cost of sales was $419,757, or 63.2% of net sales, on a consolidated basis for fiscal 2023 compared to $472,023, or 63.5% of net sales, in fiscal 2022. The decrease in cost of sales was relatively consistent with the decrease in sales year over year and improved slightly as a percentage of net sales as supply chain conditions improved and costs of materials and freight both came down.

Gross Profit

Gross profit of $244,087 was 36.8% of net sales on a consolidated basis for the year ended September 29, 2023 compared to $271,332, or 36.5% of net sales in fiscal 2022.

Gross profit in the Fishing business decreased by $7,685 from fiscal 2022 due primarily to the 6% decrease in net sales year over year. Although we experienced improved freight and materials costs over fiscal 2022, those cost savings were nearly offset by unfavorable overhead absorption on reduced sales volumes between periods.

Camping gross profit decreased by $12,120 from 2022, which was mainly attributable to decreased sales volumes as compared to 2022. Additionally, approximately $2,300 of increases in reserves for excess Eureka! tent inventory further brought down gross profit.

Gross profit in the Watercraft Recreation segment decreased by $11,388 from 2022, due primarily to lower sales volumes between years.

The $3,846 increase in gross profit in the Diving segment was due primarily to sales volume increases and pricing actions during fiscal 2023 as compared to fiscal 2022.

Operating Expenses

Operating expenses increased from fiscal 2022 by $27,325 despite the decrease in sales volumes due to investments in marketing and research & development and higher headcount and deferred compensation costs.

Operating expenses for the Fishing segment increased by $16,423 from fiscal 2022 levels.  The increase was due primarily to higher warranty expense and marketing spend between years, as well as strategic investments in additional research and development headcount in fiscal 2023, offset in part by lower sales volume-driven expenses.

Camping operating expenses increased by $838 from fiscal 2022 where increased expenses related to the Eureka! exit more than offset the decline in operating expenses resulting from decreased sales volume-driven expenses between years. During the fourth quarter of 2023, the Company decided to fully exit the Eureka! consumer product lines of the Camping business segment and focus solely on the Jetboil product line. As part of this exit, the Company committed to donating approximately $2,000 in excess Eureka! inventory to a non-profit organization and recognized the contribution expense in the fourth quarter of fiscal 2023. Additionally, the Company incurred costs related to the wind down of this Eureka! branded business which included accruing approximately $500 of exit costs.

In the Watercraft Recreation segment, operating expenses decreased $3,438 from their levels in fiscal 2022 due primarily to decreased sales volume related expenses in 2023.

Operating expenses for the Diving business increased by $2,460 year over year due primarily to increased sales volume related expenses and increased headcount and personnel-related costs between periods.

The Company's fiscal 2023 general corporate expenses of $34,765 increased $11,043 from $23,722 in fiscal 2022. More favorable market conditions on the Company's deferred compensation plan assets resulted in approximately $9,100 of higher deferred compensation expense during fiscal 2023 over fiscal 2022. The deferred compensation expenses were entirely offset by a gain in "Other (income) expense, net" related to marking the plan assets to market. Additionally, professional services costs increased approximately $2,800 year over year.

Operating Results

The Company’s operating profit was $11,740 in fiscal 2023 compared to an operating profit of $66,310 in fiscal 2022.  Fishing operating profit decreased by $24,108 to $41,325 from $65,433 in fiscal 2022 due primarily to lower sales volumes between years, as well as increased operating expenses, as discussed above.  The operating profit for Camping was $457 compared to $13,415 in 2022 which decrease was primarily a result of the lower sales volumes between periods.  The operating loss for the Watercraft Recreation business was $1,777 in fiscal 2023 compared to operating profit of $6,173 in fiscal 2022 due to the changes in sales volumes noted above.  Operating profit for the Diving business increased by $1,387 in fiscal 2023 from fiscal 2022, due primarily to increased sales volumes and improved margins.

Other Income and Expenses

Interest expense of $152 was flat as compared to the prior year expense of $153. Interest income of $4,543 increased from fiscal 2022 interest income of $807 due to the increase in deposit interest rates year over year, as well as increased cash and investment balances year over year.  Net other income of $9,693 in fiscal 2023 increased from net other expense of $8,076 in fiscal 2022.  Fiscal 2023 net other income included the gain on the sale of the Military and Commercial Tents product lines of approximately $6,560, and market earnings and dividend income of $3,200 on deferred compensation plan assets, partially offset by currency losses of $114. In fiscal 2022, net other expense included $5,878 of market losses net of dividends on the deferred compensation plan assets, as well as $1,741 of currency losses.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other (income) expense, net” are offset as compensation expense in “Operating expenses.”

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

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	September 27 2024	September 29 2023	September 30 2022
Cash provided by (used for):
Operating activities	$40,984	$41,713	$(62,144)
Investing activities	5,034	(48,374)	(31,678)
Financing activities	(13,695)	(12,732)	(12,233)
Effect of foreign currency rate changes on cash	1,321	1,444	(4,590)
Increase (decrease) in cash and cash equivalents	$33,644	$(17,949)	$(110,645)

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	September 27 2024	September 29 2023
Current assets	$428,728	$458,656
Current liabilities	90,444	104,006
Working capital	$338,284	$354,650
Current ratio	4.7:1	4.4:1

Cash flows provided by operations in fiscal 2024 totaled $40,984, compared to $41,713 in fiscal 2023, and cash used for operations totaled $62,144 in fiscal 2022. Despite the net loss in fiscal 2024, cash flows provided by operations remained relatively consistent with fiscal 2023, as a result of managing inventory levels and reducing the inventory balance year over year. The substantial improvement in cash flows from operating activities between fiscal 2022 and 2023 was due to the Company's ability to fill more customer orders, as a result of improved supply chain conditions, which generated substantially more customer payments during fiscal 2023 versus fiscal 2022.

Depreciation and amortization charges were $19,608, $16,295 and $14,234 in fiscal 2024, 2023 and 2022, respectively.

Investing Activities

Cash flows provided by investing activities were $5,034 in fiscal 2024, and cash flows used for investing activities were $48,374, and $31,678 in fiscal 2023 and 2022, respectively. During fiscal 2024, the Company received proceeds from maturities of investments of $27,025, as well as proceeds of approximately $1,900 related to the sale of a building. During fiscal 2023, the Company purchased investments of $40,700. There were no sales or purchases of investments in fiscal 2022. In fiscal 2023, there was $14,990 of proceeds from selling the Military and Commercial Tent product lines. Expenditures for property, plant and equipment were $22,018, $22,668 and $31,690 in fiscal 2024, 2023 and 2022, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products, facilities investments and information systems improvements.

Financing Activities

Cash flows used for financing activities totaled $13,695 in fiscal 2024 compared to $12,732 and $12,233 in 2023 and 2022, respectively, and were primarily for the payment of dividends of $13,431 and $12,554 in 2024 and 2023, respectively. In 2022, dividend payments totaled $12,056.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the year ended September 27, 2024.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at September 27, 2024 and September 29, 2023 were $67 and $67, respectively, and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of September 27, 2024 or September 29, 2023.

The Company has no other off-balance sheet arrangements.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 14% of the Company’s revenues for the fiscal year ended September 27, 2024 were denominated in currencies other than the U.S. dollar.  Approximately 6% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

Critical Accounting Estimates

The Company’s management discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of its assets, liabilities, sales and expenses, and related footnote disclosures.  On an on-going basis, the Company evaluates its estimates for product returns, credit losses, inventories, long lived assets and goodwill, income taxes, warranty obligations, pensions and other post-retirement benefits, litigation and other subjective matters impacting the financial statements.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Management has discussed these policies with the Audit Committee of the Company’s Board of Directors.

Allowance for Credit Losses

Allowances for credit losses are estimated by the individual operating companies based on estimates of losses related to customer accounts receivable balances.  Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on required reserve balances.

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

Goodwill and Other Intangible Assets Impairment

Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.  Generally, annual impairment tests are performed by the Company in the fourth quarter of each fiscal year. Goodwill is tested for impairment at the reporting unit level.

In assessing the recoverability of the Company’s goodwill, the Company estimates the fair value of the reporting unit to which the goodwill relates.  Fair value of the reporting unit is estimated using a discounted cash flow model.  If the fair value of a reporting unit exceeds its carrying value, no impairment exists. When the fair value of the reporting unit is less than it's carrying value, an impairment charge is recognized based on the excess of carrying amount over its fair value, not to exceed the carrying value of the goodwill.  The Company recognized a goodwill impairment charge in the fourth quarter of fiscal 2024 of $11,173 in "Goodwill Impairment" in the accompanying Consolidated Statements of Operations in the Fishing segment, resulting in a full impairment of the Company's balance of goodwill. The Company did not recognize any goodwill impairment charges in 2023 or 2022. See Note 1, subheading "Goodwill", to the consolidated financial statements included elsewhere in this report for additional information.

The discounted cash flow model used to estimate fair value of reporting units requires a number of key estimates and assumptions.  The Company estimates the future cash flows of the reporting units based on historical and forecasted revenues and operating costs and applies a discount rate to the estimated future cash flows for purposes of the valuation.  This discount rate is based on the estimated weighted average cost of capital, which includes certain assumptions made by management such as market capital structure, market betas, the risk-free rate of return and the estimated costs of borrowing.  Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis in a given year.

In assessing the recoverability of the Company’s other indefinite lived intangible assets, the Company estimates the fair value of the various intangible assets.  The fair value of trademarks and patents is estimated using the relief from royalty method.  If the fair value of an intangible asset exceeds its carrying value, no impairment exists. When fair value is less than the carrying value of the intangible asset, an impairment loss is recognized for the amount of the difference, not to exceed the carrying value of the intangible asset.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances, such as unplanned negative cash flow indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted cash flows expected to be generated by the asset group. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Application of alternative assumptions, such as changes in the estimate of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. During the fourth quarter of fiscal 2024, the Company determined that indicators of potential impairment of long-lived assets were present in the Watercraft and Fishing segments, and performed an analysis of future undiscounted cash flows, which exceeded the carrying value of the respective asset groups. Therefore, it was determined there was no impairment of any long-lived assets during fiscal 2024.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of September 27, 2024, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2024 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

ITEM 9B.    OTHER INFORMATION

(b)Trading Plans

During the three month period ended September 27, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any "Rule 10b5-1 trading arrangement."

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Reports,” "Directors Meetings and Committees - Nominating and Corporate Governance Committee” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2025.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics; Corporate Governance Guidelines; and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2025.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” and “CEO Pay Relative to Median Pay of our Employees” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2025.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2025, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2025.

Equity Compensation Plan Information

The following table summarizes share information, as of September 27, 2024, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan, the Johnson Outdoors Inc. 2020 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employees' Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2020 Long-Term Stock Incentive Plan	84,192	(1)	$—	343,490	(2)
2010 Long-Term Stock Incentive Plan	3,357	(3)	—	3,357	(3)
2012 Non-Employee Director Stock Ownership Plan	6,853		—	—
2023 Non-Employee Director Stock Ownership Plan	—		—	58,343
2009 Employees' Stock Purchase Plan	—		—	68,390
Total All Plans	94,402		—	473,580

(1) Includes 84,192 performance stock unit awards at their target values. The ultimate amount of performance stock units that could vest can range from 0% to 150% of the target amount, or from 0 units to 126,288 units for all awards.

(2) Includes 217,202 of future shares to be issued, as well as up to 126,288 shares of performance stock units that may be issued in shares of Class A Common Stock at the maximum earned level.

(3) Includes 3,357 of previously issued shares for which vesting was deferred.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2025. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2025.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 25, 2025.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations – Years ended September 27, 2024, September 29, 2023 and September 30, 2022
•Consolidated Statements of Comprehensive Income (Loss) – Years ended September 27, 2024, September 29, 2023 and September 30, 2022
•Consolidated Balance Sheets – September 27, 2024 and September 29, 2023
•Consolidated Statements of Shareholders’ Equity – Years ended September 27, 2024, September 29, 2023 and September 30, 2022

•Consolidated Statements of Cash Flows – Years ended September 27, 2024, September 29, 2023 and September 30, 2022
•Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 11th day of December 2024.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of December 2024.

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

10.18	First Amendment dated July 15, 2021 to Amended and Restated Credit Agreement dated as of November 15, 2017 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., PNC Bank, National Association, as lender and administrative agent, PNC Capital markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (filed as Exhibit 10.1 to the Company's Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021 and incorporated herein by reference).

19	Johnson Outdoors Inc. Insider Trading Policy.

21	Subsidiaries of the Company as of September 27, 2024

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

97 +	Johnson Outdoors Inc. Incentive Compensation Recovery Policy, as amended and restated effective as of June 1, 2023.

101
The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended September 27, 2024 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended September 27, 2024 has been formatted in Inline XBRL (included in Exhibit 101).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2024. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of September 27, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
Johnson Outdoors Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Johnson Outdoors Inc.'s (the Company) internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated December 11, 2024 expressed an unqualified opinion.

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
December 11, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Johnson Outdoors Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. and its subsidiaries (the Company) as of September 27, 2024 and September 29, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 27, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2024 and September 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 11, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Obsolete and Excess Inventory Reserve
As described within Notes 1 and 15 to the consolidated financial statements, the consolidated inventory balance as of September 27, 2024 was $234,584,000, net of $24,796,000 in reserves, of which a significant portion relates to the Fishing segment. The Company values inventory at the lower of cost (determined using the first-in, first-out method) or net realizable value. Management develops assumptions when estimating the inventory reserves based on expected future demand, market conditions, and industry conditions.

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

•We performed a retrospective review of current year activity compared to prior year estimates to evaluate management's estimation accuracy.

•We evaluated the reasonableness of management's significant assumptions related to predicted or internally developed forecasted product demand.

Goodwill Impairment
As described in Note 1 to the consolidated financial statements, the Company recorded an impairment charge of $11,173,000 in the Fishing reporting unit to fully impair the Company’s goodwill during the fiscal year ended September 27, 2024. Goodwill is tested for impairment at least annually, at the reporting unit level, by comparing the estimated fair value of the reporting unit to the carrying value. The Company uses a discounted cash flow model, which is considered an income valuation approach, to estimate the fair value of its reporting units. When the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded for the amount that the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of the goodwill.

We identified the goodwill impairment recorded by the Company as a critical audit matter due to the significant assumptions made by management to estimate the fair value of the fishing reporting unit, including revenue growth rates, profit margins and the discount rate. Auditing management’s assumptions required a high degree of auditor judgment and an increase in audit effort, including the use of our valuation specialists, due to the impact these assumptions could have on the impairment recorded by the Company.

Our audit procedures related to the Company’s estimate of fair value of the Fishing reporting unit included the following, among others:

•We obtained an understanding of management’s controls relating to estimating the fair value of the Fishing reporting unit and tested such controls for design and operating effectiveness.

•We utilized our valuation specialists to test the reasonableness of the discount rate by comparing the inputs used by management to publicly available market data.

•We tested the reasonableness of the management’s forecasts of revenue and profit margins by comparing them to historical results and industry forecasts.

•We tested the underlying data used by management for completeness and accuracy by comparing it to source information.

•We tested the mathematical accuracy of management’s discounted cash flow model and recalculated the impairment charge by comparing the estimated fair value of the Fishing reporting unit to its carrying value.

We have served as the Company’s auditor since 2010.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 11, 2024

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	September 27 2024	September 29 2023	September 30 2022
Net sales	$592,846	$663,844	$743,355
Cost of sales	391,866	419,757	472,023
Gross profit	200,980	244,087	271,332
Operating expenses:
Marketing and selling	144,564	144,446	133,891
Administrative management, finance and information systems	57,643	56,497	43,419
Goodwill impairment	11,173	—	—
Research and development	31,122	31,404	27,712
Total operating expenses	244,502	232,347	205,022
Operating (loss) profit	(43,522)	11,740	66,310
Interest income	(4,844)	(4,543)	(807)
Interest expense	152	152	153
Other (income) expense, net	(8,968)	(9,693)	8,076
(Loss) Profit before income taxes	(29,862)	25,824	58,888
Income tax (benefit) expense	(3,329)	6,290	14,397
Net (loss) income	$(26,533)	$19,534	$44,491

Weighted average common shares - Basic:
Class A	9,013	8,968	8,913
Class B	1,208	1,208	1,208
Dilutive stock options and restricted stock units	—	19	30
Weighted average common shares - Dilutive	10,221	10,195	10,151
Net (loss) income per common share - Basic:
Class A	$(2.60)	$1.93	$4.42
Class B	$(2.60)	$1.75	$4.02
Net (loss) income per common share - Diluted:
Class A	$(2.60)	$1.90	$4.37
Class B	$(2.60)	$1.90	$4.37
Dividends declared per common share:
Class A	$1.32	$1.26	$1.21
Class B	$1.20	$1.15	$1.10

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(thousands, except per share data)	September 27 2024	September 29 2023	September 30 2022
Net (loss) income	$(26,533)	$19,534	$44,491
Other comprehensive income (loss):
Foreign currency translation	2,475	2,790	(6,815)
Unrealized loss on available-for-sale securities, net of tax	138	(121)	—
Change in pension plans, net of tax	28	34	49
Total other comprehensive income (loss)	2,641	2,703	(6,766)
Total comprehensive (loss) income	$(23,892)	$22,237	$37,725

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	September 27 2024	September 29 2023
ASSETS
Current assets:
Cash and cash equivalents	$145,498	$111,854
Short-term investments	16,541	26,764
Accounts receivable, net	40,649	43,159
Inventories	209,788	261,474
Other current assets	16,252	15,405
Total current assets	428,728	458,656
Investments	—	13,943
Property, plant and equipment, net of accumulated depreciation of $192,890 and $177,426, respectively	96,922	94,353
Right of use assets	47,547	50,746
Deferred income taxes	23,420	18,352
Goodwill	—	11,172
Other intangible assets, net	8,320	8,472
Other assets	30,275	25,912
Total assets	$635,212	$681,606
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	36,077	42,744
Current lease liability	7,528	7,009
Accrued liabilities:
Salaries, wages and benefits	12,408	16,741
Accrued warranty	10,211	11,741
Income taxes payable	2,109	4,252
Accrued discounts and returns	7,430	8,176
Accrued customer programs	4,200	3,774
Other	10,481	9,569
Total current liabilities	90,444	104,006
Non-current lease liability	41,806	45,335
Deferred income taxes	1,913	1,838
Retirement benefits	1,645	1,588
Deferred compensation liability	29,092	24,607
Other liabilities	6,888	4,495
Total liabilities	171,788	181,869
Shareholders' equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding: 9,093,978 and 9,043,189, respectively	456	453
Class B shares issued and outstanding: 1,207,760 and 1,207,760, respectively	61	61
Capital in excess of par value	90,146	88,234
Retained earnings	369,592	409,574
Accumulated other comprehensive income	5,964	3,323
Treasury stock at cost, shares of Class A common stock: 42,654 and 25,342, respectively	(2,795)	(1,908)
Total shareholders' equity	463,424	499,737
Total liabilities and shareholders' equity	$635,212	$681,606

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 1, 2021	10,127,200	$509	$82,899	$370,501	$7,386	$(2,790)
Net income	—	—	—	44,491	—	—
Dividends declared	—	—	—	(12,171)	—	—
Issuance of stock under employee stock purchase plan	5,112	—	332	—	—	—
Award of non-vested shares	66,868	3	(3)	—	—	—
Stock-based compensation	—	—	4,129	—	—	—
B to A conversion	—	—	(156)	—	—	156
Currency translation adjustment	—	—	—	—	(6,815)	—
Change in pension plans, net of tax	—	—	—	—	49	—
Non-vested stock forfeitures	(2,040)	—	150	—	—	(150)
Purchase of treasury stock at cost	(5,089)	—	—	—	—	(506)
BALANCE AT SEPTEMBER 30, 2022	10,192,051	512	87,351	402,821	620	(3,290)
Net income	—	—	—	19,534	—	—
Dividends declared	—	—	—	(12,781)	—	—
Issuance of stock under employee stock purchase plan	5,401	—	266	—	—	460
Award of non-vested shares	71,742	2	(2,586)	—	—	2,123
Stock-based compensation	—	—	2,446	—	—	—
B to A conversion	—	—	(2)	—	—	2
Currency translation adjustment	—	—	—	—	2,790	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(121)	—
Change in pension plans, net of tax	—	—	—	—	34	—
Non-vested stock forfeitures	(10,632)	—	759	—	—	(759)
Purchase of treasury stock at cost	(7,613)	—	—	—	—	(444)
BALANCE AT SEPTEMBER 29, 2023	10,250,949	514	88,234	409,574	3,323	(1,908)
Net loss	—	—	—	(26,533)	—	—
Dividends declared	—	—	—	(13,449)	—	—
Issuance of stock under employee stock purchase plan	4,937	—	172	—	—	—
Award of non-vested shares	63,164	3	(3)	—	—	—
Stock-based compensation	—	—	1,292	—	—	—
Currency translation adjustment	—	—	—	—	2,475	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	138	—
Change in pension plans, net of tax	—	—	—	—	28	—
Non-vested stock forfeitures	(7,237)	—	451	—	—	(451)
Purchase of treasury stock at cost	(10,075)	—	—	—	—	(436)
BALANCE AT SEPTEMBER 27, 2024	10,301,738	$517	$90,146	$369,592	$5,964	$(2,795)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	September 27 2024	September 29 2023	September 30 2022
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net (loss) income	$(26,533)	$19,534	$44,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,269	16,005	13,973
Amortization of intangible assets	339	290	261
Amortization of deferred financing costs	35	35	35
(Gain) loss on sale of productive assets	(1,874)	(6,410)	90
Impairment losses	11,173	—	—
Stock based compensation	1,292	2,446	4,129
Provision for credit losses	2,914	177	30
Provision for inventory reserves	10,985	10,225	4,409
Deferred income taxes	(5,094)	(6,925)	1,848
Change in operating assets and liabilities:
Accounts receivable, net	(272)	48,292	(22,028)
Inventories, net	42,110	(28,381)	(89,259)
Accounts payable and accrued liabilities	(14,657)	(10,800)	(21,722)
Other current assets	(806)	(5,444)	2,831
Other non-current assets	119	130	67
Other long-term liabilities	2,371	2,634	(2,393)
Other, net	(387)	(95)	1,094
	40,984	41,713	(62,144)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Purchase of short-term investments	(2,218)	(40,696)	—
Proceeds from maturities of short-term investments	27,025	—	—
Capital expenditures	(22,018)	(22,668)	(31,690)
Proceeds from sale of productive assets	2,245	14,990	12
	5,034	(48,374)	(31,678)
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	172	266	332
Dividends paid	(13,431)	(12,554)	(12,056)
Purchases of treasury stock	(436)	(444)	(509)
	(13,695)	(12,732)	(12,233)
Effect of foreign currency rate changes on cash	1,321	1,444	(4,590)
Increase (decrease) in cash and cash equivalents	33,644	(17,949)	(110,645)
CASH AND CASH EQUIVALENTS
Beginning of period	111,854	129,803	240,448
End of period	$145,498	$111,854	$129,803

Supplemental Disclosure:
Accrued dividends	$18	$227	$115
Non-cash treasury activity	451	938	9
Cash paid for taxes	2,065	17,129	19,086
Cash paid for interest	115	114	113
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 27, 2024

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal years ended September 27, 2024 (hereinafter 2024), September 29, 2023 (hereinafter 2023) and September 30, 2022 (hereinafter 2022) each comprised 52 weeks.

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

As of September 27, 2024, the Company held approximately $62,134 of cash and cash equivalents in bank accounts in foreign jurisdictions.

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

At September 27, 2024, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the period presented is shown in the following table. See Note 4 "Fair Value Measurements" for further discussion.

The following table summarizes the Company's marketable securities measured at fair value as of September 27, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$7,493	$7,496	$3	$—
Fixed rate Canadian Government Bonds	$9,025	$9,045	$20	$—
Total	$16,518	$16,541	$23	$—

The following table summarizes the Company's marketable securities measured at fair value as of September 29, 2023:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$29,749	$29,686	$—	$63
Fixed rate Canadian Government Bonds	$11,121	$11,021	$—	$100
Total	$40,870	$40,707	$—	$163

Proceeds from the maturities of available-for-sale securities were $27,025, $0, and $0 during the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively. During the third quarter of fiscal 2024, $2,218 of investments were purchased with proceeds from maturities. There were no other sales or purchases of available-for-sale securities for the years ended September 27, 2024, September 29, 2023 and September 30, 2022. There were no unrealized gains or losses reclassified out of accumulated other comprehensive income during the same periods.
The contractual maturities of the marketable securities held at September 27, 2024 are as follows: $16,541 within one year, classified as Short-Term Investments on the Consolidated Balance Sheets, and $0 greater than one year, but less than five years, classified as Investments under non-current assets on the Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable are recorded at face value less an allowance for credit losses. The allowance for credit losses is based on a combination of factors. In circumstances where specific collection concerns exist, a reserve is established to reduce the amount recorded to an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for credit losses based on historical experience of bad debts as a percent of outstanding accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for credit losses after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

Contractual accounts receivable was $44,192 and $44,066, with an allowance for credit losses of $3,543 and $907, as of September 27, 2024 and September 29, 2023, respectively.

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

Inventories at the end of the respective fiscal years consisted of the following:

	September 27 2024	September 29 2023
Raw materials	$103,780	$114,467
Finished goods	106,008	147,007
	$209,788	$261,474

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

Property, plant and equipment at the end of the respective years consisted of the following:

	2024	2023
Property improvements	$330	$380
Buildings and improvements	36,135	35,877
Furniture and fixtures, equipment and computer software	253,347	235,522
	289,812	271,779
Less accumulated depreciation	192,890	177,426
	$96,922	$94,353

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company can elect to perform a quantitative or qualitative test of impairment.

The Company performed a quantitative impairment assessment for goodwill for fiscal years 2024, 2023 and 2022. In conducting its analysis, the Company uses the income approach, through the use of a discounted cash flow model, to compare the reporting unit’s carrying value to its indicated fair value.  The discounted cash flow model used to estimate the fair value of a reporting unit requires considerable management judgment to determine the key assumptions and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 4 below).

During the fourth quarter of fiscal 2024, the Company's annual goodwill impairment test indicated the carrying value of the Fishing reporting unit exceeded its estimated fair value as of the measurement date of August 30, 2024. As a result, the Company recognized a goodwill impairment charge in the fourth quarter of fiscal 2024 of $11,173, which was recorded in "Goodwill Impairment" in the accompanying Consolidated Statements of Operations in the Fishing segment, thereby reducing the carrying value of this goodwill to $0. This non-cash impairment was primarily driven by reduced cash flow projections in the Fishing reporting unit, prompted by ongoing market challenges and competitive pressure.

The results of the impairment tests performed in 2023 and 2022 indicated no impairment to the Company’s goodwill.

The changes in the carrying amount and the composition of the Company's goodwill for fiscal 2024 and 2023 were as follows:

	Fishing	Camping	Watercraft	Diving	Total
Balance at September 30, 2022
Goodwill	$17,389	$7,038	$6,242	$33,078	$63,747
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,160	—	—	—	11,160
Currency translation	12	—	—	—	12
Balance at September 29, 2023
Goodwill	17,401	7,038	6,242	33,078	63,759
Accumulated impairment losses	(6,229)	(7,038)	(6,242)	(33,078)	(52,587)
	11,172	—	—	—	11,172
Currency translation	1	—	—	—	1
Impairment loss	(11,173)	—	—	—	(11,173)
Balance at September 27, 2024
Goodwill	17,402	7,038	6,242	33,078	63,760
Accumulated impairment losses	(17,402)	(7,038)	(6,242)	(33,078)	(63,760)
	$—	$—	$—	$—	$—

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2024, 2023 or 2022.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $339, $290 and $261 for 2024, 2023 and 2022, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $339 for fiscal 2025, $339 for fiscal 2026, $321 for fiscal 2027, $116 for fiscal 2028 and $75 for fiscal 2029.

Intangible assets at the end of the last two years consisted of the following:

	2024			2023
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$4,111	$(4,107)	$4	$4,045	$(4,041)	$4
Other amortizable intangibles	12,597	(11,306)	1,291	12,769	(11,326)	1,443
Non-amortized trademarks	7,025	—	7,025	7,025	—	7,025
	$23,733	$(15,413)	$8,320	$23,839	$(15,367)	$8,472

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances, such as unplanned negative cash flow, indicate that the carrying amount of these assets may not be fully recoverable.  In such an event, the carrying amount of the asset group is compared to the future undiscounted cash flows expected to be generated by the asset group to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets. During the fourth quarter of fiscal 2024, the Company determined that indicators of potential impairment of long-lived assets were present in the Watercraft and Fishing segments, and, as a result, the Company performed an analysis of future undiscounted cash flows, which exceeded the carrying value of the respective asset groups. Therefore, it was determined there was no impairment of any long-lived assets during fiscal 2024. During the fourth quarter of fiscal 2023, the Company determined it was not necessary to perform an impairment analysis, as there were no events or changes in business circumstances that indicated that the carrying amount of the assets may not be fully recoverable. Accordingly, there was no impairment of any long-lived assets during fiscal 2023.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended September 27, 2024.

Balance at October 1, 2021	$14,073
Expense accruals for warranties issued during the period	4,563
Less current period warranty claims paid	8,997
Balance at September 30, 2022	$9,639
Expense accruals for warranties issued during the period	11,330
Less current period warranty claims paid	9,228
Balance at September 29, 2023	$11,741
Expense accruals for warranties issued during the period	8,758
Less current period warranty claims paid	10,288
Balance at September 27, 2024	$10,211

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income ("AOCI") on the accompanying Consolidated Balance Sheets as of the end of fiscal year 2024, 2023 and 2022 were as follows:

	2024			2023			2022
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$6,056	$—	$6,056	$3,581	$—	$3,581	$791	$—	$791
Unrealized loss on available-for-sale securities	23	(6)	17	(163)	42	(121)	—	—	—
Unamortized loss on pension plans	(237)	128	(109)	(276)	139	(137)	(321)	150	(171)
Accumulated other comprehensive income	$5,842	$122	$5,964	$3,142	$181	$3,323	$470	$150	$620

The reclassifications out of AOCI for the years ended September 27, 2024, September 29, 2023, and September 30, 2022 were as follows:

	2024	2023	2022	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$39	$45	$45	Cost of sales / Operating expense
Tax effects	(11)	(11)	(11)	Income tax expense
Total reclassifications for the period	$28	$34	$34

The changes in AOCI by component, net of tax, for the year ended September 27, 2024 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for-sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2023	$3,581	$(121)	$(137)	$3,323
Other comprehensive income before reclassifications	2,475	186	—	2,661
Amounts reclassified from accumulated other comprehensive income	—	—	39	39
Tax effects	—	(48)	(11)	(59)
Balance at September 27, 2024	$6,056	$17	$(109)	$5,964

The changes in AOCI by component, net of tax, for the year ended September 29, 2023 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for-sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$791	$—	$(171)	$620
Other comprehensive income before reclassifications	2,790	(163)	—	2,627
Amounts reclassified from accumulated other comprehensive income	—	—	45	45
Tax effects	—	42	(11)	31
Balance at September 29, 2023	$3,581	$(121)	$(137)	$3,323

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

For the year ended September 27, 2024, basic net loss per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings and basic loss per share for Class A and Class B has been presented using the two class method described above. For the years ended September 29, 2023 and September 30, 2022, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

Diluted EPS
Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options, restricted stock units and non-vested restricted stock. Anti-dilutive stock options, restricted stock units and non-vested stock are excluded from the calculation of diluted EPS.  The computation of diluted net income per share of Class A common stock assumes that Class B common stock is converted into Class A common stock.  Therefore, diluted net income per share is the same for both Class A and Class B common shares.  In periods where the Company reports a net loss or no undistributed income because distributions through dividends exceed net income, the effect of anti-dilutive stock options, restricted stock units and non-vested stock is excluded and diluted loss per share is equal to basic loss per share.

For the year ended September 27, 2024, the effect of non-vested restricted stock units is excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive. For the years ended September 29, 2023 and September 30, 2022, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 67,285, 63,506 and 39,956 shares for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive totaled 70,715, 49,531 and 35,816 shares for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2024	2023	2022
Net (loss) income	$(26,533)	$19,534	$44,491
Less: Undistributed loss (earnings) reallocated to non-vested shareholders	—	(122)	(174)
Net (loss) income per common share - basic and diluted	$(26,533)	$19,412	$44,317
Weighted average common shares – Basic:
Class A	9,013	8,968	8,913
Class B	1,208	1,208	1,208
Dilutive stock options and restricted stock units	—	19	30
Weighted average common shares - Dilutive	10,221	10,195	10,151
Net (loss) income per common share – Basic:
Class A	$(2.60)	$1.93	$4.42
Class B	$(2.60)	$1.75	$4.02
Net (loss) income per common share – Diluted:
Class A	$(2.60)	$1.90	$4.37
Class B	$(2.60)	$1.90	$4.37

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency losses from transactions of $385, $114 and $174 in 2024, 2023, and 2022, respectively, which were included in Other income, net in the accompanying Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 14% of the Company’s revenues for the year ended September 27, 2024 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  The Company did not use foreign currency forward contracts in 2024, 2023 or 2022.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

Advertising & Promotions

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising and promotions expense in 2024, 2023 and 2022 totaled $44,732, $35,503 and $30,574, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $413 and $780 at September 27, 2024 and September 29, 2023, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $13,196, $15,519 and $17,923 for 2024, 2023 and 2022, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products and bathymetry data collection and processing, which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $66,909, less accumulated amortization of $41,284, at September 27, 2024 and $64,390, less accumulated amortization of $37,934, at September 29, 2023.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2024, 2023 and 2022 was $3,350, $4,062 and $3,444, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximated fair value at September 27, 2024 and September 29, 2023 due to the short maturities of these instruments. During 2024, 2023 and 2022, the Company held investments in equity and debt securities that were carried at fair value related to its deferred compensation liability which was also carried at the same fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

New Accounting Pronouncements

Recently issued accounting pronouncements

In November 2024, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for the Company in fiscal 2028 on a retrospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

In December 2023, the FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for the Company in fiscal 2026 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

2    INDEBTEDNESS

The Company had no outstanding debt at September 27, 2024 or September 29, 2023.

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

The interest rate on the Revolver is based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin, which margin resets each quarter. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company's leverage ratio for the trailing twelve month period. The interest rates on the Revolver were approximately 6.0% at September 27, 2024 and 6.4% at September 29, 2023.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Other Borrowings

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $67 and $67 at September 27, 2024 and September 29, 2023, respectively.  The Company had no other unsecured lines of credit as of September 27, 2024 or September 29, 2023.

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

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly. Approximately 14% of the Company’s revenues for the fiscal year ended September 27, 2024 were denominated in currencies other than the U.S. dollar.  Approximately 6% were denominated in euros and approximately 6% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the use of foreign currency forward contracts.  Foreign currency forward contracts enable the Company to lock in the foreign currency exchange rate for a fixed amount of currency to be paid or received on a specified date in the future. The Company may use such foreign currency forward contracts to mitigate the risk associated with changes in foreign currency exchange rates on financial instruments and known commitments denominated in foreign currencies.  As of September 27, 2024 and September 29, 2023, the Company held no foreign currency forward contracts.

Interest Rate Risk

As of September 27, 2024 and September 29, 2023, the Company held no interest rate swap contracts.

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

The following table summarizes the Company’s financial assets measured at fair value as of September 27, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$29,059	$—	$—	$29,059
Marketable securities	—	16,541	—	16,541
Total	$29,059	$16,541	$—	$45,600

The following table summarizes the Company’s financial assets measured at fair value as of September 29, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$24,562	$—	$—	$24,562
Marketable securities	—	40,707	—	40,707
Total	$24,562	$40,707	$—	$65,269

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

Marketable securities are classified as available-for-sale, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 was:

	Location of income recognized in Statement of Operations	2024	2023	2022
Rabbi trust assets	Other (income) expense, net	$(6,669)	$(2,862)	$6,424

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition. No assets or liabilities were measured at fair value on a non-recurring basis in 2024, 2023, or 2022.

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

As of September 27, 2024, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 16 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

As of September 27, 2024, the components of lease expense recognized in the accompanying Consolidated Statements of Operations were as follows:

	Year ended	Year ended	Year ended
	September 27, 2024	September 29, 2023	September 30, 2022
Lease Cost
Operating lease costs	$9,889	$9,819	$9,129
Short-term lease costs	2,393	2,493	1,739
Variable leases costs	172	171	172
Total lease cost	$12,454	$12,483	$11,040

Included in the amounts in the table above was rent expense to related parties of $1,255, $1,255 and $1,209, for the years ended September 27, 2024 September 29, 2023, and September 30, 2022, respectively.

As of September 27, 2024 and September 29, 2023, the Company did not have any finance leases. While the Company extended or renewed various existing leases during the year, there were no significant new leases entered into during the year ended September 27, 2024. As of September 27, 2024, the Company did not have any significant operating lease commitments that have not yet commenced.

Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Year ended	Year ended
	September 27, 2024	September 29, 2023
Operating leases:

Operating lease ROU assets	$47,547	$50,746

Current operating leases liabilities	7,528	7,009
Non-current operating lease liabilities	41,806	45,335
Total operating lease liabilities	$49,334	$52,344

Weighted average remaining lease term (in years)	11.15	11.96

Weighted average discount rate	3.21%	3.21%

Cash paid for amounts included in the measurement of lease liabilities	$9,194	$8,858

ROU assets obtained in exchange for lease liabilities	$3,906	$3,686

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at September 27, 2024 were as follows:

Year	Related parties included in total	Total
2025	$1,308	$9,382
2026	1,348	7,874
2027	226	6,184
2028	—	4,230
2029	—	3,414
Thereafter	—	29,754
Total undiscounted lease payments	2,882	60,838
Less: Imputed interest	(49)	(11,504)
Total net lease liability	$2,833	$49,334

6    INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2024	2023	2022
United States	$(32,560)	$16,070	$51,229
Foreign	2,698	9,754	7,659
	$(29,862)	$25,824	$58,888

Income tax expense for the respective years consisted of the following:

	2024	2023	2022
Current:
Federal	$159	$7,631	$8,798
State	40	2,267	834
Foreign	1,618	3,286	2,922
Deferred	(5,146)	(6,894)	1,843
	$(3,329)	$6,290	$14,397

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2024	2023
Deferred tax assets:
Inventories	$6,126	$4,628
Compensation	4,386	6,954
Lease liabilities	10,746	12,956
Tax credit carryforwards	2,272	2,116
Net operating loss carryforwards	5,374	5,488
Research and Experimental Expenditures	8,846	4,536
Other	7,510	7,310
Total gross deferred tax assets	45,260	43,988
Less valuation allowance	6,367	7,101
Deferred tax assets	38,893	36,887
Deferred tax liabilities:
Goodwill and other intangibles	1,395	2,476
Right of Use assets	10,316	12,571
Depreciation and amortization	4,941	4,578
Foreign statutory reserves	734	748
Net deferred tax assets	$21,507	$16,514

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheets as of the years ended September 27, 2024 and September 29, 2023 were as follows:

	2024	2023
Non-current assets	$23,420	$18,352
Non-current liabilities	1,913	1,838
Net deferred tax assets	$21,507	$16,514

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	2.2%	3.4%	3.4%
Uncertain tax positions, net of settlements	—%	(0.3)%	(0.5)%
Foreign-derived intangible income ("FDII") deduction	—%	(2.3)%	(0.9)%
Foreign tax rate differences	(4.5)%	2.2%	1.5%
Compensation	(3.8)%	2.4%	0.1%
Changes in estimates related to prior years tax return filing	(0.2)%	(1.3)%	(1.6)%
Goodwill impairment	(7.3)%	—%	—%
Deferred tax asset - valuation allowance	3.5%	1.7%	1.6%
Tax Credits	1.6%	(2.5)%	(0.7)%
Other	(1.4)%	0.1%	0.5%
	11.1%	24.4%	24.4%

The Company’s net operating loss carryforwards and their expirations as of September 27, 2024 were as follows:

	State	Foreign	Total
Year of expiration
2025-2029	$2,157	$10,497	$12,654
2030-2034	2,115	2,396	4,511
2035-2039	5,111	—	5,111
2040-2044	2,678	—	2,678
Indefinite	1,570	8,266	9,836
Total	$13,631	$21,159	$34,790

The Company has tax credit carryforwards as follows:

	State	Federal	Total
Year of expiration
2025-2029	$1,282	$—	$1,282
2030-2034	598	—	598
2035-2039	—	—	—
2040-2044	—	392	392
Total	$1,880	$392	$2,272

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2024	2023
Beginning balance	$6,096	$6,201
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	460	493
Settlements	—	—
Lapse of statute of limitations	(484)	(598)
Ending balance	$6,072	$6,096

The total accrued interest and penalties with respect to income taxes was $2,014 and $1,913 for the years ended September 27, 2024 and September 29, 2023, respectively.  The Company’s liability for unrecognized tax benefits as of September 27, 2024 was $6,072, and if recognized, $5,121 of such amount would have an effective tax rate impact.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties of $101, $47 and $(15) were recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2024, 2023 and 2022, respectively.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of approximately $15.8 million would have been necessary as of September 27, 2024.
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

The following tax years remain subject to examination by the Company's respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2021-2024
Canada	2020-2024
France	2020-2024
Germany	2018-2024
Italy	2022-2024
Switzerland	2014-2024

7    EMPLOYEE BENEFITS

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $2,187, $2,190 and $2,044 for 2024, 2023 and 2022, respectively.

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is reported at fair value equal to the related rabbi trust assets, and is classified as “Deferred compensation liability” on our accompanying Consolidated Balance Sheets, was approximately $29,092 and $24,607 as of September 27, 2024 and September 29, 2023, respectively.  See “Note 4 Fair Value” for additional information.

8    PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9    COMMON STOCK

The number of authorized and outstanding shares of each class of the Company’s common stock at the end of the respective years was as follows:

	2024	2023
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	9,093,978	9,043,189
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,207,760	1,207,760

Holders of Class A common stock are entitled to elect 25%, or the next highest whole number, of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2024 and 2023 there were 0 and 38 shares of Class B common stock converted into Class A common stock, respectively.

10    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 401,833 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at September 27, 2024.  Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan and 2012 Non-Employee Director Stock Ownership Plan, which no longer allow for additional share grants, also remain outstanding.

The Company recognized additional tax expense of $351 and $95 for 2024 and 2023, respectively, from the vesting of restricted stock and restricted stock units, and additional tax benefit of $98 for 2022.  These amounts were recorded as a component of income tax (benefit) expense. The Company recognizes forfeitures of non-vested equity awards as incurred.

Non-Vested Stock

All outstanding shares of non-vested stock awarded by the Company have been granted at their fair market value on the date of grant and vest within five years after the grant date.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s shares traded.

A summary of non-vested stock activity for the two year period ended September 27, 2024 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 30, 2022	58,136	$73.37
Non-vested stock grants	28,528	59.25
Non-vested stock forfeited	(10,632)	71.41
Restricted stock vested	(14,790)	76.07
Non-vested stock at September 29, 2023	61,242	66.48
Non-vested stock grants	38,868	48.70
Non-vested stock forfeited	(7,237)	62.36
Restricted stock vested	(36,484)	58.85
Non-vested stock September 27, 2024	56,389	59.69

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 7,744 and 2,289 during 2024 and 2023, respectively.  The fair value of restricted stock vested during 2024, 2023 and 2022 was approximately $1,562, $909 and $1,002, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,690, $1,612 and $1,252 during 2024, 2023 and 2022, respectively.  The tax benefit recognized during 2024, 2023 and 2022 related to stock based compensation was $410, $390 and $295, respectively.  Unrecognized compensation cost related to non-vested stock as of September 27, 2024 was

$1,552, which amount will be amortized to expense through November 2027 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2024 and in prior years have been granted at their fair market value on the date of grant.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees.

A summary of RSU activity follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 30, 2022	65,994	$82.58
RSUs granted	36,484	56.54
RSUs forfeited	(7,492)	76.75
RSUs vested	(26,742)	64.51
RSUs at September 29, 2023	68,244	76.38
RSUs granted	38,054	54.20
RSUs forfeited	(4,590)	62.65
RSUs vested	(17,516)	88.49
RSUs at September 27, 2024	84,192	64.58

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company were 2,331 and 5,324 during 2024 and 2023, respectively.  The fair value of restricted stock units vested during 2024, 2023 and 2022 was approximately $1,171, $2,247 and $3,240, respectively.

Stock compensation (benefit) expense, net of forfeitures, related to restricted stock units was $(503), $732 and $2,522 for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively.  The tax expense recognized during 2024 related to restricted stock unit based compensation was $43, and the tax benefit was $462 and $242, in 2023 and 2022, respectively. Unrecognized compensation cost related to non-vested restricted stock units as of September 27, 2024 was $0.

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

Employees' Stock Purchase Plan

The 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower.

The Company issued 4,937, 5,401 and 5,112 shares of Class A common stock under the Purchase Plan during the years 2024, 2023 and 2022, respectively, and recognized expense of $105, $102 and $355 in 2024, 2023 and 2022, respectively.

11    RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family. These transactions include product purchases, aviation services, office rental, and facility fees.  Total costs of these transactions were $1,537, $1,473 and $1,425 for 2024, 2023 and 2022, respectively.  Amounts due to/from related parties were immaterial at September 27, 2024 and September 29, 2023.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. The right to returns asset is included in Other Current Assets and the accrued returns liability is included in Other Current Liabilities on the accompanying Consolidated Balance Sheets. At September 27, 2024, the right to returns asset was $1,718 and the accrued returns liability was $4,052. At September 29, 2023, the right to returns asset was $702 and the accrued returns liability was $1,773. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

13    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin. During the years ended September 27, 2024, September 29, 2023, and September 30, 2022, combined sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $113,509, $101,392, and $97,174 respectively, of the Company's consolidated revenues.

The Company sold the Military and Commercial Tent product lines of its Camping business segment to a third party in an asset sale for a purchase price of $14,990 during the second quarter of fiscal 2023. The net book value of the assets and liabilities sold was approximately $8,350, resulting in a gain on sale of approximately $6,640, which was recorded in Other (income) expense, net in the Company’s accompanying Consolidated Statements of Operations. The purchase price and the net proceeds received by the Company related to this sale were subject to customary purchase price adjustment provisions and Company indemnity obligations set forth in the definitive purchase agreement. Accordingly, during the third and fourth fiscal quarter of 2023, a working capital true-up was recorded, which reduced the purchase price and the final net gain to approximately $6,560. The sale did not include the Eureka! brand name or the Eureka! consumer/recreational Camping business line.

During fiscal 2023, the Company also developed plans to fully exit the Eureka! brand of the Camping segment, which included liquidating all remaining consumer inventory of Eureka! branded products and winding down operations. This will allow the Company to focus solely on the Jetboil product line, which we believe has a strong position in the outdoor cooking market. The Company incurred expenses of approximately $4,800 in fiscal 2023 related to the wind down of the Eureka! branded business, which included accruing exit costs and increasing inventory reserves, as well as incurring a contribution expense for a $2,000 donation of Eureka! inventory to a nonprofit organization. The related costs in fiscal 2024 were insignificant. These costs are recorded in Costs of Sales and Operating Expenses in the Consolidated Statements of Operations.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented.

A summary of the Company’s operations by business segment is presented below:

	2024	2023	2022
Net sales:
Fishing:
Unaffiliated customers	$451,842	$491,890	$525,563
Interunit transfers	499	1,037	1,019
Camping:
Unaffiliated customers	37,798	45,258	70,308
Interunit transfers	37	64	47
Watercraft Recreation:
Unaffiliated customers	28,731	40,590	67,884
Interunit transfers	85	178	56
Diving
Unaffiliated customers	73,610	85,031	78,862
Interunit transfers	18	38	12
Other / Corporate	865	1,075	738
Eliminations	(639)	(1,317)	(1,134)
Total	$592,846	$663,844	$743,355
Operating (loss) profit:
Fishing	$(6,598)	$41,325	$65,433
Camping	3,848	457	13,415
Watercraft Recreation	(4,336)	(1,777)	6,173
Diving	(1,244)	6,092	4,705
Other / Corporate	(35,192)	(34,357)	(23,416)
	$(43,522)	$11,740	$66,310
Depreciation and amortization expense:
Fishing	$13,871	$11,653	$9,690
Camping	335	469	727
Watercraft Recreation	1,291	688	620
Diving	763	711	635
Other / Corporate	3,348	2,774	2,562
	$19,608	$16,295	$14,234
Capital expenditures:
Fishing	$17,248	$17,427	$26,114
Camping	509	372	87
Watercraft Recreation	720	2,181	1,079
Diving	990	828	834
Other / Corporate	2,551	1,860	3,576
	$22,018	$22,668	$31,690
Goodwill, net:
Fishing	$—	$11,172
Camping	—	—
Watercraft Recreation	—	—
Diving	—	—
	$—	$11,172
Total assets (end of period):
Fishing	$325,882	$363,463
Camping	45,726	53,003
Watercraft Recreation	23,790	26,953
Diving	77,465	83,555
Other / Corporate	162,349	154,632
	$635,212	$681,606

A summary of the Company’s operations by geographic area is presented below:

	2024	2023	2022
Net sales:
United States:
Unaffiliated customers	$513,978	$569,383	$649,867
Interunit transfers	20,958	33,873	34,212
Europe:
Unaffiliated customers	34,406	39,155	34,427
Interunit transfers	8,456	9,866	12,109
Canada:
Unaffiliated customers	31,502	39,465	44,635
Interunit transfers	93	—	—
Other:
Unaffiliated customers	12,959	15,841	14,425
Interunit transfers	57	18	17
Eliminations	(29,563)	(43,757)	(46,337)
	$592,846	$663,844	$743,355
Total assets:
United States	$520,834	$565,402
Europe	52,486	44,360
Canada and other	61,892	71,844
	$635,212	$681,606
Long-term assets (1):
United States	$174,106	$188,073
Europe	6,468	6,578
Canada and other	2,489	9,948
	$183,063	$204,599

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

15    VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2024, 2023 and 2022:

	Balance at Beginning of Year	Additions (Deductions) Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year Ended September 27, 2024
Allowance for credit losses	$907	$2,914	$278	$3,543
Reserves for inventory valuation	18,471	10,985	4,660	24,796
Valuation of deferred tax assets	7,101	320	1,054	6,367
Reserves for sales returns	1,773	5,710	3,431	4,052
Year ended September 29, 2023
Allowance for credit losses	$1,037	$177	$307	$907
Reserves for inventory valuation	9,089	10,225	843	18,471
Valuation of deferred tax assets	6,700	1,067	666	7,101
Reserves for sales returns	2,200	2,448	2,875	1,773
Year ended September 30, 2022
Allowance for credit losses	$2,494	$30	$1,487	$1,037
Reserves for inventory valuation	5,548	4,409	868	9,089
Valuation of deferred tax assets	6,372	1,072	744	6,700
Reserves for sales returns	2,095	2,429	2,324	2,200

16    QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$138,644	$178,337	$175,856	$202,115	$172,472	$187,047	$105,874	$96,345
Gross profit	52,854	62,779	61,431	75,335	61,822	77,587	24,873	28,386
Operating profit (loss)	46	5,472	(253)	11,390	(506)	17,443	(42,809)	(22,565)
Income (loss) before income taxes	5,899	8,166	3,012	19,948	907	19,822	(39,680)	(22,112)
Income tax expense (benefit)	1,944	2,287	856	5,087	(715)	5,021	(5,414)	(6,105)
Net income (loss)	$3,955	$5,879	$2,156	$14,861	$1,622	$14,801	$(34,266)	$(16,007)
Net income (loss) per common share - Basic:
Class A	$0.39	$0.58	$0.21	$1.47	$0.16	$1.46	$(3.35)	$(1.56)
Class B	$0.35	$0.53	$0.21	$1.33	$0.16	$1.33	$(3.35)	$(1.56)
Net income (loss) per common share - Diluted:
Class A	$0.38	$0.57	$0.21	$1.45	$0.16	$1.44	$(3.35)	$(1.56)
Class B	$0.38	$0.57	$0.21	$1.45	$0.16	$1.44	$(3.35)	$(1.56)

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the entire year.