Form 10-Q
period 2024-12-27
JOHNSON OUTDOORS INC
filed 2025-02-03
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 24, 2025, 9,125,764 shares of Class A and 1,207,760 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three months ended December 27, 2024 and December 29, 2023	- 1

		Condensed Consolidated Statements of Comprehensive (Loss) Income - Three months ended December 27, 2024 and December 29, 2023	- 2

		Condensed Consolidated Balance Sheets - December 27, 2024, September 27, 2024, and December 29, 2023	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three months ended December 27, 2024 and December 29, 2023	- 4

		Condensed Consolidated Statements of Cash Flows - Three months ended December 27, 2024 and December 29, 2023	- 5

		Notes to Condensed Consolidated Financial Statements	- 6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 25

	Item 4.	Controls and Procedures	- 25

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 25

	Item 1A.	Risk Factors	- 26

	Item 5.	Other Information	- 26

	Item 6.	Exhibits	- 26

		Signatures	- 27

		Exhibit Index	- 28

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(thousands, except per share data)	December 27, 2024	December 29, 2023
Net sales	$107,649	$138,644
Cost of sales	75,466	85,790
Gross profit	32,183	52,854
Operating expenses:
Marketing and selling	30,384	30,342
Administrative management, finance and information systems	14,476	14,401
Research and development	7,562	8,065
Total operating expenses	52,422	52,808
Operating (loss) profit	(20,239)	46
Interest income	(1,033)	(1,198)
Interest expense	47	38
Other income, net	(326)	(4,693)
(Loss) profit before income taxes	(18,927)	5,899
Income tax (benefit) expense	(3,637)	1,944
Net (loss) income	$(15,290)	$3,955

Weighted average common shares - Basic:
Class A	9,039	8,988
Class B	1,208	1,208
Participating securities	23	24
Weighted average common shares - Dilutive	10,270	10,220
Net (loss) income per common share - Basic:
Class A	$(1.49)	$0.39
Class B	$(1.49)	$0.35
Net (loss) income per common share - Diluted:
Class A	$(1.49)	$0.38
Class B	$(1.49)	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended
(thousands)	December 27, 2024	December 29, 2023
Net (loss) income	$(15,290)	$3,955
Other comprehensive (loss) income:
Foreign currency translation	(4,915)	3,059
Unrealized (loss) gain on available-for-sale securities, net of tax	(1)	102
Change in pension plans, net of tax	9	7
Total other comprehensive (loss) income	(4,907)	3,168
Total comprehensive (loss) income	$(20,197)	$7,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	December 27, 2024	September 27, 2024	December 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$95,270	$145,498	$80,461
Short term investments	6,347	16,541	29,094
Accounts receivable, net	68,297	40,649	83,043
Inventories	201,606	209,788	267,321
Other current assets	16,532	16,252	16,305
Total current assets	388,052	428,728	476,224
Investments	—	—	4,668
Property, plant and equipment, net of accumulated depreciation of $195,989, $192,890 and $180,947, respectively	96,666	96,922	94,369
Right of use assets	48,248	47,547	51,852
Deferred income taxes	29,813	23,420	18,754
Goodwill	10,451	—	11,189
Other intangible assets, net	9,781	8,320	8,448
Other assets	29,857	30,275	27,179
Total assets	$612,868	$635,212	$692,683
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,491	$36,077	$43,403
Current lease liability	8,161	7,528	7,284
Accrued liabilities:
Salaries, wages and benefits	15,602	12,408	18,348
Accrued warranty	12,113	10,211	10,986
Income taxes payable	1,548	2,109	—
Accrued discounts and returns	6,980	7,430	9,232
Accrued customer programs	3,852	4,200	3,934
Other	9,914	10,481	10,880
Total current liabilities	91,661	90,444	104,067
Non-current lease liability	41,897	41,806	46,239
Deferred income taxes	1,803	1,913	2,008
Retirement benefits	1,570	1,645	1,653
Deferred compensation liability	28,666	29,092	27,337
Other liabilities	6,987	6,888	7,509
Total liabilities	172,584	171,788	188,813
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,119,752, 9,093,978 and 9,076,240, respectively	457	456	455
Class B shares issued and outstanding: 1,207,760, 1,207,760 and 1,207,760, respectively	61	61	61
Capital in excess of par value	90,852	90,146	88,830
Retained earnings	350,940	369,592	410,182
Accumulated other comprehensive income	1,057	5,964	6,491
Treasury stock at cost, shares of Class A common stock: 49,001, 42,654 and 30,003, respectively	(3,083)	(2,795)	(2,149)
Total shareholders’ equity	440,284	463,424	503,870
Total liabilities and shareholders’ equity	$612,868	$635,212	$692,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Three Months Ended December 27, 2024
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 27, 2024	10,301,738	$517	$90,146	$369,592	$5,964	$(2,795)
Net loss	—	—	—	(15,290)	—	—
Dividends declared	—	—	—	(3,362)	—	—
Award of non-vested shares	32,121	1	(1)	—	—
Stock-based compensation	—	—	507	—	—	—
Currency translation adjustment	—	—	—	—	(4,915)	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1)	—
Change in pension plans, net of tax of $3	—	—	—	—	9	—
Non-vested stock forfeitures	(3,690)	—	200	—	—	(200)
Purchase of treasury stock at cost	(2,657)	—	—	—	—	(88)
BALANCE AT DECEMBER 27, 2024	10,327,512	$518	$90,852	$350,940	$1,057	$(3,083)

Three Months Ended December 29, 2023
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
BALANCE AT SEPTEMBER 29, 2023	10,250,949	$514	$88,234	$409,574	$3,323	$(1,908)
Net income	—	—	—	3,955	—	—
Dividends declared	—	—	—	(3,347)	—	—
Award of non-vested shares	37,712	2	(2)	—	—	—
Stock-based compensation	—	—	598	—	—	—
Currency translation adjustment	—	—	—	—	3,059	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	102	—
Change in pension plans, net of tax of $3	—	—	—	—	7	—
Purchase of treasury stock at cost	(4,661)	—	—	—	—	(241)
BALANCE AT DECEMBER 29, 2023	10,284,000	$516	$88,830	$410,182	$6,491	$(2,149)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	December 27, 2024	December 29, 2023
CASH USED FOR OPERATING ACTIVITIES
Net (loss) income	$(15,290)	$3,955
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	4,675	4,945
Amortization of intangible assets	128	82
Amortization of deferred financing costs	9	9
Stock based compensation	507	598
Loss (Gain) on disposal of productive assets	19	(1,917)
Deferred income taxes	(6,471)	(349)
Change in operating assets and liabilities:
Accounts receivable, net	(27,931)	(39,474)
Inventories, net	8,561	(4,093)
Accounts payable and accrued liabilities	(596)	(770)
Other current assets	(331)	(862)
Other long-term liabilities	(990)	4,474
Other, net	801	(285)
	(36,909)	(33,687)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Payments for purchase of businesses	(12,180)	—
Proceeds from maturity of short-term investments	9,764	7,500
Proceeds from sale of productive assets	—	2,189
Capital expenditures	(4,084)	(5,004)
	(6,500)	4,685
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(3,362)	(3,347)
Purchases of treasury stock	(88)	(241)
	(3,450)	(3,588)
Effect of foreign currency rate changes on cash	(3,369)	1,197
Decrease in cash and cash equivalents	(50,228)	(31,393)
CASH AND CASH EQUIVALENTS
Beginning of period	145,498	111,854
End of period	$95,270	$80,461

Supplemental Disclosure:
Cash paid for taxes	$1,080	$1,093
Cash paid for interest	35	28
Non-cash treasury stock activity	200	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of December 27, 2024 and December 29, 2023, and their results of operations for the three month periods then ended and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2024 which was filed with the Securities and Exchange Commission on December 11, 2024.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for credit losses of $3,587, $3,543 and $1,108 as of December 27, 2024, September 27, 2024 and December 29, 2023, respectively. The determination of the allowance for credit losses is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for credit losses based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for credit losses after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three month periods ended December 27, 2024, basic net loss per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings and basic loss per share for Class A and Class B shares has been presented using the two class method described above. For the three month periods ended December 29, 2023, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income as described above.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options, restricted stock units (“stock units” or

Index	JOHNSON OUTDOORS INC.
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

For the three month periods ended December 27, 2024, the effect of non-vested restricted stock units is excluded from the diluted income per share calculation as their inclusion would have been anti-dilutive. For the three month periods ended December 29, 2023, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 59,564 and 63,061 for the three months ended December 27, 2024 and December 29, 2023, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 97,763 and 65,228 for the three months ended December 27, 2024 and December 29, 2023, respectively.

Dividends per share

Dividends per share for the three month periods ended December 27, 2024 and December 29, 2023 were as follows:

	Three Months Ended
	December 27, 2024	December 29, 2023
Dividends declared per common share:
Class A	$0.33	$0.33
Class B	$0.30	$0.30

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 322,657 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at December 27, 2024. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan and its 2010 Long-Term Stock Incentive Plan, which no longer allow for additional share grants, also remain outstanding.

Non-vested Stock

All shares of non-vested restricted stock awarded by the Company have been granted in the form of shares of Class A common stock at their fair market value on the date of grant and vest within one year from the date of grant for stock granted to directors and within a period ranging from one to four years from the date of grant for stock granted to officers and employees, based on the terms of the agreement with such officer or employee.  The fair value at date of grant is based on the number of shares granted and the average of the Company’s high and low Class A common stock price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock price on the last preceding date on which the Company’s Class A shares traded.

Index	JOHNSON OUTDOORS INC.
A summary of non-vested stock activity for the three months ended December 27, 2024 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 27, 2024	56,389	$59.69
Non-vested stock grants	28,764	33.14
Restricted stock vested	(5,085)	88.49
Forfeitures	(3,690)	54.20
Non-vested stock at December 27, 2024	76,378	48.03

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 1,609 and 2,330 during the three month periods ended December 27, 2024 and December 29, 2023, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $354 and $428 for the three month periods ended December 27, 2024 and December 29, 2023, respectively. Unrecognized compensation cost related to non-vested stock as of December 27, 2024 was $1,951, which amount will be amortized to expense through December 2027 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended December 27, 2024 and December 29, 2023 was $169 and $409, respectively.

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

A summary of RSU activity for the three months ended December 27, 2024 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 27, 2024	84,192	$64.58
RSUs granted	57,792	33.14
RSUs vested and canceled due to performance targets not being met	(17,041)	101.22
RSU's forfeited	(3,690)	54.20
RSUs at December 27, 2024	121,253	44.76

Stock compensation expense, net of forfeitures, related to RSUs was $115 and $139 for the three month periods ended December 27, 2024 and December 29, 2023, respectively. Unrecognized compensation cost related to non-vested RSUs as of December 27, 2024 was $1,755, which amount will be amortized to expense through September 2027 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Because performance criteria was not met, the RSUs expiring in the period ended December 27, 2024 were canceled so shares tendered back to the Company for this purpose were 0 during the three month period ended December 27, 2024. Shares tendered back to the Company for the reimbursement of withholding taxes were and 2,331 during the three month period ended December 29, 2023.

Index	JOHNSON OUTDOORS INC.

The fair value of restricted stock units recognized as a tax deduction during the three month periods ended December 27, 2024 and December 29, 2023 was $0 and $1,015, respectively.

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

During the three month period ended December 27, 2024, the Company issued 0 shares of Class A common stock and recognized $38 of income in connection with the Employees' Stock Purchase Plan. During the three month period ended December 29, 2023, the Company issued 0 shares of Class A common stock and recognized $31 of expense in connection with the Plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of December 27, 2024, the Company had approximately 150 leases, with remaining terms ranging from less than one year to 16 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended December 27, 2024 and December 29, 2023 were as follows:

	Three months ended
	December 27, 2024	December 29, 2023
Lease Cost
Operating lease costs	$2,624	$2,465
Short-term lease costs	567	627
Variable lease costs	49	43
Total lease cost	$3,240	$3,135

Included in the amounts in the table above was rent expense to related parties of $314 and $314 for the three months ended December 27, 2024 and December 29, 2023, respectively.

Index	JOHNSON OUTDOORS INC.
As of December 27, 2024, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended December 27, 2024. As of December 27, 2024, the Company did not have any significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Three months ended
	December 27, 2024	December 29, 2023
Operating leases:

Operating lease ROU assets	$48,248	$51,852

Current operating lease liabilities	8,161	7,284
Non-current operating lease liabilities	41,897	46,239
Total operating lease liabilities	$50,058	$53,523

Weighted average remaining lease term (in years)	10.73	11.50

Weighted average discount rate	3.35%	3.19%

Cash paid for amounts included in the measurement of lease liabilities	$2,508	$2,268

ROU assets obtained in exchange for lease liabilities	$3,228	$2,061

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at December 27, 2024 were as follows:

Year	Related parties included in total	Total
Remainder of 2025	$986	$7,597
2026	1,348	8,744
2027	226	7,096
2028	—	4,766
2029	—	3,497
Thereafter	—	29,759
Total undiscounted lease payments	2,560	61,459
Less: Imputed interest	(39)	(11,401)
Total net lease liability	$2,521	$50,058

6    INCOME TAXES

For the three months ended December 27, 2024 and December 29, 2023, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended
(thousands, except tax rate data)	December 27, 2024	December 29, 2023
(Loss) profit before income taxes	$(18,927)	$5,899
Income tax (benefit) expense	(3,637)	1,944
Effective income tax rate	19.2%	33.0%

The decrease in the effective tax rate for the three months ended December 27, 2024 compared to the three months ended December 29, 2023 was primarily related to a change in the geographic mix of profits or losses from a tax perspective for the current year period, as compared to the prior year period. The Company's effective tax rate is impacted by valuation allowances in certain foreign tax jurisdictions and, as a result, changes in the geographic source of Company profits or losses between periods can, in certain instances, have varying impacts on the Company's effective tax rate during a particular period.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company considers such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Due to recent operating losses in the U.S., the Company has evaluated the realizability of U.S. net deferred tax assets. The evaluation concluded that the U.S. deferred tax assets are realizable. The Company will continue to monitor the need for a valuation allowance on its U.S. deferred tax assets.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended December 27, 2024 and December 29, 2023 were:

December 27, 2024	December 29, 2023
Indonesia	Indonesia
Switzerland	Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company’s 2025 fiscal year tax expense is anticipated to be unchanged related to uncertain income tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	December 27, 2024	September 27, 2024	December 29, 2023
Raw materials	$103,447	$103,780	$120,695
Finished goods	98,159	106,008	146,626
	$201,606	$209,788	$267,321

Index	JOHNSON OUTDOORS INC.
8    GOODWILL

The changes in goodwill during the three months ended December 27, 2024 and December 29, 2023 were as follows:

	December 27, 2024	December 29, 2023
Balance at beginning of period	$—	$11,172
Acquisitions	10,451	—
Amount attributable to movements in foreign currency rates	—	17
Balance at end of period	$10,451	$11,189

The goodwill at December 27, 2024 relates to the acquisition of Endless Summer Technologies Proprietary, Ltd. See Note 18 below for additional information on the acquisition.

The Company evaluates the carrying value of goodwill for a reporting unit on an annual basis or more frequently when events and circumstances warrant such an evaluation.  In conducting this analysis, the Company uses the income approach to compare the reporting unit's carrying value to its indicated fair value. Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 12) below.

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the three months ended December 27, 2024 and December 29, 2023.

	December 27, 2024	December 29, 2023
Balance at beginning of period	$10,211	$11,741
Expense accruals for warranties issued during the period	4,044	1,243
Less current period warranty claims paid	(2,142)	(1,998)
Balance at end of period	$12,113	$10,986

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

11    INDEBTEDNESS

The Company had no debt outstanding at December 27, 2024, September 27, 2024, or December 29, 2023.

Revolver
The Company and certain of its subsidiaries have entered into an unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility consists of a $75 million Revolving Credit Facility among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (as amended, the “Credit Agreement” or “Revolver”). The Revolver provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gives the Company the option to request an increase of the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders. On July 15, 2021, the Company entered into a First

Index	JOHNSON OUTDOORS INC.
Amendment to this credit facility that extended its expiration date from November 15, 2022, to July 15, 2026. On January 29, 2025, the Company entered into a Second Amendment to this credit facility that reduced the Revolver to $50,000 (but maintained the accordion feature) and modified the terms of the Credit Agreement as disclosed below for the period from the amendment date until the earlier of (1) the Company’s compliance with both a 3.00x maximum leverage ratio and a 3.50x minimum interest coverage ratio for the trailing twelve month period or (2) delivery of the Company’s fiscal 2025 financial statements and compliance certificate (the “Second Amendment Period”):

•suspension of application of the maximum leverage and minimum interest coverage ratios during the Second Amendment Period;
•the Company and its subsidiaries must maintain a $50,000 minimum cash balance;
•acquisition, dividends, repurchases and distributions permitted, provided the Company and its subsidiaries maintain a $50,000 minimum cash balance;
•monthly financial reporting if the facility availability is less than or equal to 95%; and
•the granting of a security interest in the Company’s personal property assets if the facility availability is less than or equal to 95%.

Other key provisions of the credit facility remained as outlined herein and the description herein is qualified in its entirety by the terms and conditions of the original Credit Agreement (a copy of which was filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017), the First Amendment, (a copy of which was filed as Exhibit 10.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021), and the aforementioned Second Amendment (a copy of which is filed with this Report as Exhibit 10.1).

The interest rate is based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both December 27, 2024 and December 29, 2023 were approximately 5.5% and 6.5%, respectively. During the Second Amendment Period, the interest rate on borrowings under the Revolver will equal SOFR plus a 1.75% applicable margin.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured, except as noted above during the Second Amendment Period.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of December 27, 2024 or December 29, 2023.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $67 and $67 as of December 27, 2024 and December 29, 2023, respectively.

12    FAIR VALUE MEASUREMENTS

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

Index	JOHNSON OUTDOORS INC.

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 27, 2024, September 27, 2024 and December 29, 2023 due to the short term maturities of these instruments. See Note 13 for discussion of fair value of cash and cash equivalents. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

Marketable Securities
Marketable securities are classified as available-for-sale, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The following table summarizes the Company’s financial assets measured at fair value as of December 27, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$28,665	$—	$—	$28,665
Marketable securities	—	6,347	—	6,347
Total	$28,665	$6,347	$—	$35,012

The following table summarizes the Company’s financial assets measured at fair value as of September 27, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$29,059	$—	$—	$29,059
Marketable securities	—	16,541	—	16,541
Total	$29,059	$16,541	$—	$45,600

The following table summarizes the Company’s financial assets measured at fair value as of December 29, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$25,818	$—	$—	$25,818
Marketable securities	—	33,762	—	33,762
Total	$25,818	$33,762	$—	$59,580

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended December 27, 2024 and December 29, 2023 was:

Index	JOHNSON OUTDOORS INC.

		Three Months Ended
	Location of income recognized in Statement of Operations	December 27, 2024	December 29, 2023
Rabbi trust assets	Other (expense) income, net	$(1,488)	$2,672

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended December 27, 2024 or December 29, 2023.

13    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

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

At December 27, 2024, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the period presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The following table summarizes the Company’s marketable securities measured at fair value as of December 27, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$—	$—	$—	$—
Fixed rate Canadian Government Bonds	6,325	6,347	22	—
Total	$6,325	$6,347	$22	$—

The following table summarizes the Company’s marketable securities measured at fair value as of September 27, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$7,493	$7,496	$3	$—
Fixed rate Canadian Government Bonds	9,025	9,045	20	—
Total	$16,518	$16,541	$23	$—
The following table summarizes the Company’s marketable securities measured at fair value as of December 29, 2023:

Index	JOHNSON OUTDOORS INC.

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$22,365	$22,371	$6	$—
Fixed rate Canadian Government Bonds	11,423	11,391	—	32
Total	$33,788	$33,762	$6	$32

Proceeds from the maturities of available for sale securities were $9,764 and $7,500 for the three month periods ended December 27, 2024 and December 29, 2023, respectively. There were no sales or purchases of available-for-sale securities for the three month periods ended December 27, 2024 or December 29, 2023. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The future contractual maturities of the marketable securities held at December 27, 2024 are as follows: $6,347 within one year, classified as Short-Term Investments on the Condensed Consolidated Balance Sheets, and $0 greater than one year, but less than five years, classified as Investments on the Condensed Consolidated Balance Sheets.

14    NEW ACCOUNTING PRONOUNCEMENTS

    Recently issued accounting pronouncements

In November 2024, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 is intended to improve disclosures and provide more detailed information about a public entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This guidance in this ASU is effective in fiscal 2028, and interim periods in fiscal 2029, with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on its financial statements and disclosures.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The amendments in this ASU are effective in fiscal 2025, and interim periods in fiscal 2026, on a retrospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its financial statements and disclosures.

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

Index	JOHNSON OUTDOORS INC.
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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At December 27, 2024, the right to returns asset was $1,384 and the accrued returns liability was $3,679. At December 29, 2023, the right to returns asset was $1,108 and the accrued returns liability was $2,723. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

The Company accounts for shipping and handling activities as a fulfillment activity, consistent with the timing of revenue recognition; that is, when a customer takes control of the transferred goods. In the event that a customer were to take control of a product upon or after shipment, the Company has made an accounting policy election to treat such shipping and handling activities as a fulfillment cost. Shipping and handling fees billed to customers are included in "Net Sales," and shipping and handling costs are recognized within "Marketing and selling expenses" in the same period the related revenue is recognized.

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

The Company has historically reported "Camping" and "Watercraft Recreation" segments separately. As of December 27, 2024, the Company combined these two segments into one segment, "Camping & Watercraft Recreation", consistent with the manner in which its chief operating decision maker ("CODM") assesses performance and makes resource allocations. The operating segment change was for financial reporting purposes only and did not impact or result in changes to operations of the business segments, nor did it impact the Company's consolidated financial statements, but it did impact our previous segment footnote disclosure and the table below, including the corresponding items of segment information in prior year.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended
	December 27, 2024	December 29, 2023	September 27, 2024
Net sales:
Fishing:
Unaffiliated customers	$82,433	$110,361
Interunit transfers	39	131
Camping & Watercraft Recreation:
Unaffiliated customers	9,443	10,683
Interunit transfers	8	43
Diving
Unaffiliated customers	15,680	17,474
Interunit transfers	4	4
Other / Corporate	93	126
Eliminations	(51)	(178)
Total	$107,649	$138,644
Operating profit (loss):
Fishing	$(8,261)	$11,529
Camping & Watercraft Recreation:	(646)	(1,720)
Diving	(908)	(578)
Other / Corporate	(10,424)	(9,185)
	$(20,239)	$46
Total assets (end of period):
Fishing	$341,990	$407,992	$325,882
Camping & Watercraft Recreation:	69,383	75,074	69,516
Diving	90,543	83,334	77,465
Other / Corporate	110,952	126,283	162,349
	$612,868	$692,683	$635,212
Other Segment Information
During the three month periods ended December 27, 2024 and December 29, 2023, two customers of the Company's Fishing and Camping & Watercraft Recreation segments each accounted for more than 10% of the Company's consolidated revenues, which amounted to combined net sales of approximately $32,875 and $54,147, respectively, of the Company's consolidated revenues.

During the first quarter of fiscal 2024, the Fishing segment of the Company sold a building, which resulted in a gain of approximately $1,900, which was recorded in Other income, net in the accompanying Condensed Consolidated Statements of Operations.

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended December 27, 2024 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2024	$6,056	$17	$(109)	$5,964
Other comprehensive loss before reclassifications	(4,915)	(1)	—	(4,916)
Amounts reclassified from accumulated other comprehensive income	—	—	11	11
Tax effects	—	—	(2)	(2)
Balance at December 27, 2024	$1,141	$16	$(100)	$1,057

The changes in AOCI by component, net of tax, for the three months ended December 29, 2023 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2023	$3,581	$(121)	$(137)	$3,323
Other comprehensive income before reclassifications	3,059	138	—	3,197
Amounts reclassified from accumulated other comprehensive income	—		10	10
Tax effects	—	(36)	(3)	(39)
Balance at December 29, 2023	$6,640	$(19)	$(130)	$6,491

    The reclassifications out of AOCI for the three months ended December 27, 2024 and December 29, 2023 were as follows:

	Three Months Ended
	December 27, 2024	December 29, 2023	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$11	$10	Other income and expense
Tax effects	(2)	(3)	Income tax expense
Total reclassifications for the period	$9	$7

18    ACQUISITIONS

On October 25, 2024, the Company acquired all the outstanding common stock of Endless Summer Technologies Proprietary, Ltd ("EST") and related patents and other assets used in EST's business and operations in a purchase transaction with EST's sole shareholder (the "Seller"). EST, based in Durban, South Africa, has been a long term supplier of products to the Company and it specializes in the design, development and manufacturing of scuba equipment through unique application of existing, new and emerging technologies. The EST acquisition is included in the Company's Diving segment, and is expected to provide new innovative products, unlock synergies and enhance operating efficiencies for the Diving segment.

The approximately $12,180 acquisition cost was funded with existing cash. Approximately $1,650 of the purchase price was paid into segregated escrow accounts which were set aside to fund (1) any potential downward purchase price adjustment tied to cash, debt and net working capital levels as of the closing or (2) potential indemnity claims that may be made by the Company against the Seller in connection with the inaccuracy of certain representations and warranties made by the Seller or related to the breach or nonperformance of certain other actions, agreements or conditions related to the acquisition, for a period of 24 months from the acquisition date. The Company cannot estimate the probability or likelihood of bringing such an indemnity claim against the Seller or any related costs at this time. The remaining escrow balance, if any, net of any indemnity claim then pending, will be released to the Seller once the 24 month period has lapsed.

Index	JOHNSON OUTDOORS INC.
The Company is currently in the process of determining the fair value of the assets acquired and the liabilities assumed in this acquisition and anticipates completing the valuation of intangibles and other assets, including any final cash, debt, net working capital adjustments and the related tax effects, within this fiscal year. The goodwill is expected to be tax deductible in the United States over 15 years. The following table summarizes the provisional fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of acquisition:

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$245
Inventories	2,261
Other current assets	72
Property, plant and equipment	502
Identifiable intangible assets	1,439
Less, accounts payable and accruals	(1,044)
Less, other current liabilities	(636)
Less, long term liabilities	(1,110)
Total identifiable net assets	1,729
Goodwill	10,451
Net assets acquired	$12,180

Pro forma financial information has not been presented because such amounts are not material to the unaudited condensed consolidated financial statements.

Transaction costs incurred for the acquisition to date were approximately $610, of which approximately $110 was recognized during the three months ended December 27, 2024, which are included in Administrative management, finance and information systems expenses in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended December 27, 2024 and December 29, 2023. All monetary amounts, other than share and per share amounts, are stated in thousands.

Our MD&A is presented in the following sections:

•Forward Looking Statements
•Trademarks
•Overview
•Results of Operations
•Liquidity and Financial Condition
•Contractual Obligations and Off Balance Sheet Arrangements
•Critical Accounting Policies and Estimates

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2024 which was filed with the Securities and Exchange Commission on December 11, 2024.

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

Index	JOHNSON OUTDOORS INC.
objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated.

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K for the fiscal year ended September 27, 2024 which was filed with the Securities and Exchange Commission on December 11, 2024 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from political instability (and its impact on the economies in jurisdictions where the Company has operations); uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, such as the COVID-19 pandemic which has affected, and may continue to affect, market and economic conditions, along with wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, necessary to manufacture and produce the Company's products including related to shortages in procuring necessary raw materials and components to manufacture and produce such products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions and other factors impacting climate change legislation. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, among others, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Jetboil®, Old Town®, Ocean Kayak®, Carlisle®, and SCUBAPRO®.

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

Highlights

Net sales of $107,649 for the first quarter of fiscal 2025 decreased $30,995, or 22%, from the same period in the prior year. The decrease between quarterly periods was primarily due to ongoing market challenges in many of the Company's product categories, a cautious retail and trade environment, as well as increasing competitive pressure, which resulted in weaker demand and revenue across all segments of the Company's outdoor recreation products. Unfavorable overhead absorption due to the lower sales volumes and unfavorable product mix more than offset the Company's cost saving initiatives and contributed to an 8.2 point decline in gross margin, as well as a $20,285 decrease in operating profit in the current year quarter versus the prior year quarter.

As of December 27, 2024, the Company has combined the previously reported "Camping" and "Watercraft Recreation" segments into one segment, referred to as "Camping & Watercraft Recreation".

During the first quarter of fiscal 2025, the Company's Diving segment acquired a scuba equipment manufacturer for $12,180, which is expected to provide new innovative products, unlock synergies and enhance operating efficiencies for this segment.

Index	JOHNSON OUTDOORS INC.
See “Note 18 – Acquisitions” of the notes to the accompanying Condensed Consolidated Financial Statements for additional information.

Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter traditionally falls prior to the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2024		2023		2022
Quarter Ended	Net Sales	Operating Loss	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit
December	23%	—%	27%	47%	21%	21%
March	30%	1%	30%	97%	26%	23%
June	29%	1%	28%	149%	27%	36%
September	18%	98%	15%	(193)%	26%	20%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended
	December 27, 2024	December 29, 2023
Net sales:
Fishing	$82,472	$110,492
Camping & Watercraft Recreation	9,451	10,726
Diving	15,684	17,478
Other / Corporate / Eliminations	42	(52)
Total	$107,649	$138,644
Operating (loss) profit:
Fishing	$(8,261)	$11,529
Camping & Watercraft Recreation	(646)	(1,720)
Diving	(908)	(578)
Other / Corporate / Eliminations	(10,424)	(9,185)
Total	$(20,239)	$46

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales

Consolidated net sales for the three months ended December 27, 2024 were $107,649, a decrease of $30,995, or 22%, compared to $138,644 for the three months ended December 29, 2023. Foreign currency translation had a negligible impact on current year first quarter net sales compared to the prior year's first quarter net sales.

Net sales for the three months ended December 27, 2024 for the Fishing business were $82,472, a decrease of $28,020, or 25%, from $110,492 during the first fiscal quarter of the prior year. Challenging consumer and trade dynamics, increased competitive pressure, and strong sell-in of new products in last year's quarter all contributed to the sales decline between quarters.

Index	JOHNSON OUTDOORS INC.
Net sales for the Camping & Watercraft Recreation business were $9,451 for the first quarter of the current fiscal year, a decrease of $1,275, or 12%, from the prior year net sales during the same period of $10,726. The decrease is mainly attributable to declines in overall consumer demand for products in this market, primarily in the overall kayak industry.

Net sales for Diving for the first quarter of fiscal 2025 were $15,684, which declined $1,794, or 10%, compared to net sales of $17,478 for the three months ended December 29, 2023. The decline in sales over the prior year quarter was driven primarily by continued soft market demand across all geographic regions. Foreign currency translation had a favorable impact of less than 1% on sales in this segment versus the prior year quarter.

Cost of Sales

Cost of sales for the three months ended December 27, 2024 of $75,466 decreased $10,324 compared to $85,790 for the three months ended December 29, 2023, mainly due to the decrease in sales volumes, and the unfavorable mix of higher cost product between quarters.

Gross Profit Margin

For the three months ended December 27, 2024, gross profit as a percentage of net sales was 29.9% compared to 38.1% in the three month period ended December 29, 2023. The decline in gross profit percentage over the prior year quarter was primarily due to unfavorable overhead absorption as a result of lower sales volumes, promotional pricing on end-of-life products and changes in product mix toward lower margin products between quarters.

Operating Expenses

Operating expenses were $52,422 for the three months ended December 27, 2024, compared to $52,808 for the three months ended December 29, 2023, for a decrease of $386 between quarters. Decreased sales volumes and a $2,590 decrease in expense related to the Company's deferred compensation plan were nearly offset by increased professional services and warranty expenses between periods.

Operating Loss/Profit

Operating loss on a consolidated basis for the three month period ended December 27, 2024 was $20,239, compared to operating profit of $46 in the first quarter of the prior fiscal year.   As discussed above, the decrease in operating profit between quarters is driven by lower sales volumes.

Interest

Interest expense was $47 and $38 for the three months ended December 27, 2024 and December 29, 2023, respectively.

Interest income was $1,033 and $1,198 for the three months ended December 27, 2024 and December 29, 2023, respectively.

Other Expense (Income), net

Other income was $326 for the three months ended December 27, 2024 compared to $4,693 in the prior year period.  The main driver of the $4,367 decrease over the prior year quarter was a $2,590 decrease in net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan in the current year quarter over the prior year quarter. Additionally, the prior year included a gain on the sale of building of approximately $1,900. For the three months ended December 27, 2024, foreign currency exchange gains were $203 compared to losses of $191 for the three months ended December 29, 2023.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rate for the three month period ended June 28, 2024 was a tax benefit of 19.2%, due to the decline in profit before taxes, as well as geographic mix of profits and losses.

Net Loss/Income

Index	JOHNSON OUTDOORS INC.
Net loss for the three months ended December 27, 2024 was $15,290, or $1.49 per diluted common class A and B share, compared to net income of $3,955, or $0.38 per diluted common class A and B share, for the first quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $101,617 as of December 27, 2024, compared to $109,555 as of December 29, 2023.  The Company’s debt to total capitalization ratio was 0% as of December 27, 2024 and December 29, 2023.  The Company’s total debt balance was $0 as of each of December 27, 2024 and December 29, 2023.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for credit losses, were $68,297 as of December 27, 2024, a decrease of $14,746 compared to $83,043 as of December 29, 2023.  The decrease is consistent with the decreased sales volumes year over year. Inventories were $201,606 as of December 27, 2024, a decrease of $65,715, compared to $267,321 as of December 29, 2023. The decrease is consistent with the Company's ongoing efforts to reduce inventory balances. Accounts payable were $33,491 at December 27, 2024 compared to $43,403 as of December 29, 2023.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended
(thousands)	December 27, 2024	December 29, 2023
Cash (used for) provided by:
Operating activities	$(36,909)	$(33,687)
Investing activities	(6,500)	4,685
Financing activities	(3,450)	(3,588)
Effect of foreign currency rate changes on cash	(3,369)	1,197
Decrease in cash and cash equivalents	$(50,228)	$(31,393)

Operating Activities

Cash used for operations totaled $36,909 for the three months ended December 27, 2024 compared to $33,687 during the corresponding period of the prior fiscal year.  The decrease in cash provided by operations over the prior year three month period was due primarily to lower income on decreased sales volumes between quarters, offset in part by cash provided by working capital reductions between quarters. Depreciation and amortization charges were $4,803 for the three month period ended December 27, 2024 compared to $5,027 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $6,500 for the three months ended December 27, 2024 compared to cash provided by investing activities of $4,685 for the corresponding period of the prior fiscal year. Current year cash used for investing activities reflects $12,180 paid to acquire a business, partially offset by maturity of investments of $9,764. The prior year period included proceeds from maturity of investments of $7,500, as well as proceeds from the sale of a building of $2,189. Capital expenditures were $4,084 in the three months ended December 27, 2024, compared to $5,004 in the prior year to date period which included investments in expansion of Fishing facilities to accommodate additional production. Any additional capital expenditures in fiscal 2025 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $3,450 for the three months ended December 27, 2024 compared to $3,588 for the three month period ended December 29, 2023 and, for both periods, represents the payment of dividends and purchase of treasury stock. The Company had no debt during either three month period ended December 27, 2024 and December 29, 2023. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

Index	JOHNSON OUTDOORS INC.
As of December 27, 2024 the Company held approximately $58,043 of cash, cash equivalents and short-term investments in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended December 27, 2024.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $67 and $67 as of December 27, 2024 and December 29, 2023, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2024 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 11, 2024. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended December 27, 2024.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2024, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 11, 2024. There have been no significant changes to our market risk in the three months ended December 27, 2024.

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

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Index	JOHNSON OUTDOORS INC.
In the normal course of business, the Company may be involved in various legal proceedings from time to time.  We do not believe we are currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on our financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ending September 27, 2024 as filed with the Securities and Exchange Commission on December 11, 2024.

Item 5. Other Information

(a) Matters Required to be Disclosed on a Form 8-K.

Item 1.01 of Form 8-K: Effective as of January 29, 2025, the Company and certain of its subsidiaries entered into a Second Amendment to Amended and Restated Credit Agreement dated as of January 29, 2025 among the Company, certain of the Company’s subsidiaries named therein, PNC Bank, National Association, as lender and as administrative agent, PNC Capital Markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (the “Second Amendment”). The Second Amendment amends the Company’s Amended and Restated Credit Agreement dated as of November 15, 2017, as previously amended, among the Company, certain of the Company’s subsidiaries named therein, PNC Bank, National Association, as lender and as administrative agent, PNC Capital Markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (as amended, the “Revolving Credit Agreement” or “Revolver” or the “Credit Agreement”). The Second Amendment contains the following changes to the Revolver which are only effective until the earlier of (1) the Company’s compliance with both a 3.00x maximum leverage ratio and a 3.50x minimum interest coverage ratio for the trailing twelve month period or (2) delivery of the Company’s fiscal 2025 financial statements and compliance certificate (the “Second Amendment Period”):

•suspension of application of the maximum leverage and minimum interest coverage ratios during the Second Amendment Period;
•the Company and its subsidiaries must maintain a $50,000 minimum cash balance;
•acquisition, dividends, repurchases and distributions permitted, provided the Company and its subsidiaries maintain a $50,000 minimum cash balance;
•monthly financial reporting if the facility availability is less than or equal to 95%; and
•the granting of a security interest in the Company’s personal property assets if the facility availability is less than or equal to 95%.

During the Second Amendment Period, the interest rate on borrowings under the Revolver will equal SOFR plus a 1.75% applicable margin. This description of the Second Amendment and the Credit Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the original Credit Agreement (a copy of which was filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017), the First Amendment (a copy of which was filed as Exhibit 10.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021) and the Second Amendment, a copy of which is attached hereto as Exhibit 10.1, and which is incorporated herein by reference.

(c) Trading Plans.

During the three month period ended December 27, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

Index	JOHNSON OUTDOORS INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 3, 2025
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

10.1
Second Amendment dated January 29, 2025 to Amended and Restated Credit Agreement dated as of November 15, 2017 among the Company, certain of the Company’s subsidiaries named therein, PNC Bank, National Association, as lender and as administrative agent, PNC Capital Markets LLC, as sole lead arranger and bookrunner, and the other lender named therein.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2024 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2024, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.