Form 10-Q
period 2025-03-28
JOHNSON OUTDOORS INC
filed 2025-05-02
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 25, 2025, 9,125,764 shares of Class A and 1,207,760 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and six months ended March 28, 2025 and March 29, 2024	- 1

		Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and six months ended March 28, 2025 and March 29, 2024	- 2

		Condensed Consolidated Balance Sheets - March 28, 2025, September 27, 2024, and March 29, 2024	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and six months ended March 28, 2025 and March 29, 2024	- 4

		Condensed Consolidated Statements of Cash Flows - Six months ended March 28, 2025 and March 29, 2024	- 6

		Notes to Condensed Consolidated Financial Statements	- 7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 27

	Item 4.	Controls and Procedures	- 27

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 28

	Item 1A.	Risk Factors	- 28

	Item 5.	Other Information	- 28

	Item 6.	Exhibits	- 28

		Signatures	- 29

		Exhibit Index	- 30

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net sales	$168,349	$175,856	$275,998	$314,500
Cost of sales	109,483	114,425	184,949	200,215
Gross profit	58,866	61,431	91,049	114,285
Operating expenses:
Marketing and selling	34,644	39,589	65,028	69,931
Administrative management, finance and information systems	11,235	13,966	25,711	28,367
Research and development	8,086	8,129	15,648	16,194
Total operating expenses	53,965	61,684	106,387	114,492
Operating profit (loss)	4,901	(253)	(15,338)	(207)
Interest income	(625)	(857)	(1,658)	(2,055)
Interest expense	68	40	115	78
Other expense (income), net	1,300	(2,448)	974	(7,141)
Profit (loss) before income taxes	4,158	3,012	(14,769)	8,911
Income tax expense (benefit)	1,854	856	(1,783)	2,800
Net income (loss)	$2,304	$2,156	$(12,986)	$6,111

Weighted average common shares - Basic:
Class A	9,049	9,010	9,044	8,999
Class B	1,208	1,208	1,208	1,208
Participating securities	15	16	20	18
Weighted average common shares - Dilutive	10,272	10,234	10,272	10,225
Net income (loss) per common share - Basic:
Class A	$0.22	$0.21	$(1.26)	$0.59
Class B	$0.22	$0.21	$(1.26)	$0.59
Net income (loss) per common share - Diluted:
Class A	$0.22	$0.21	$(1.26)	$0.59
Class B	$0.22	$0.21	$(1.26)	$0.59

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income (loss)	$2,304	$2,156	$(12,986)	$6,111
Other comprehensive income (loss):
Foreign currency translation	1,133	2,379	(3,782)	680
Unrealized (loss) gain on available-for-sale securities, net of tax	(4)	(18)	(5)	84
Change in pension plans, net of tax	7	8	16	15
Total other comprehensive income (loss)	1,136	2,369	(3,771)	779
Total comprehensive income (loss)	$3,440	$4,525	$(16,757)	$6,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	March 28, 2025	September 27, 2024	March 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$89,636	$145,498	$60,356
Short term investments	4,315	16,541	23,914
Accounts receivable, net	116,776	40,649	129,345
Inventories	180,057	209,788	249,201
Other current assets	16,295	16,252	14,513
Total current assets	407,079	428,728	477,329
Investments	—	—	2,157
Property, plant and equipment, net of accumulated depreciation of $198,416, $192,890 and $184,519, respectively	94,956	96,922	94,604
Right of use assets	46,978	47,547	50,880
Deferred income taxes	27,252	23,420	18,682
Goodwill	9,890	—	11,167
Other intangible assets, net	9,682	8,320	8,377
Other assets	28,637	30,275	28,482
Total assets	$624,474	$635,212	$691,678
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,323	$36,077	$50,374
Current lease liability	8,130	7,528	7,682
Accrued liabilities:
Salaries, wages and benefits	14,282	12,408	14,904
Accrued warranty	12,066	10,211	10,985
Income taxes payable	1,287	2,109	—
Accrued discounts and returns	9,521	7,430	8,727
Accrued customer programs	4,563	4,200	3,848
Other	10,661	10,481	12,012
Total current liabilities	104,833	90,444	108,532
Non-current lease liability	40,695	41,806	44,915
Deferred income taxes	1,838	1,913	1,867
Retirement benefits	1,600	1,645	1,601
Deferred compensation liability	27,425	29,092	27,183
Other liabilities	6,981	6,888	7,491
Total liabilities	183,372	171,788	191,589
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,158,300, 9,093,978 and 9,093,582, respectively	460	456	456
Class B shares issued and outstanding: 1,207,760, 1,207,760 and 1,207,760, respectively	61	61	61
Capital in excess of par value	91,599	90,146	88,990
Retained earnings	349,872	369,592	408,970
Accumulated other comprehensive income	2,193	5,964	4,102
Treasury stock at cost, shares of Class A common stock: 49,001, 42,654 and 35,353, respectively	(3,083)	(2,795)	(2,490)
Total shareholders’ equity	441,102	463,424	500,089
Total liabilities and shareholders’ equity	$624,474	$635,212	$691,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Six Months Ended March 28, 2025
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 27, 2024	10,301,738	$517	$90,146	$369,592	$5,964	$(2,795)
Net loss	—	—	—	(15,290)	—	—
Dividends declared	—	—	—	(3,362)	—	—
Award of non-vested shares	32,121	1	(1)	—	—
Stock-based compensation	—	—	507	—	—	—
Currency translation adjustment	—	—	—	—	(4,915)	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1)	—
Change in pension plans, net of tax of $3	—	—	—	—	9	—
Non-vested stock forfeitures	(3,690)	—	200	—	—	(200)
Purchase of treasury stock at cost	(2,657)	—	—	—	—	(88)
BALANCE AT December 27, 2024	10,327,512	$518	$90,852	$350,940	$1,057	$(3,083)
Net income	—	—	—	2,304	—	—
Dividends declared	—	—	—	(3,372)	—	—
Award of non-vested shares	38,548	3	(3)	—	—	—
Stock-based compensation	—	—	750	—	—	—
Currency translation adjustment	—	—	—	—	1,133	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(4)	—
Change in pension plans, net of tax of $3	—	—	—	—	7	—
BALANCE AT MARCH 28, 2025	10,366,060	$521	$91,599	$349,872	$2,193	$(3,083)

Index	JOHNSON OUTDOORS INC.

Six Months Ended March 29, 2024
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
BALANCE AT SEPTEMBER 29, 2023	10,250,949	$514	$88,234	$409,574	$3,323	$(1,908)
Net income	—	—	—	3,955	—	—
Dividends declared	—	—	—	(3,347)	—	—
Award of non-vested shares	37,712	2	(2)	—	—	—
Stock-based compensation	—	—	598	—	—	—
Currency translation adjustment	—	—	—	—	3,059	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	102	—
Change in pension plans, net of tax of $3	—	—	—	—	7	—
Purchase of treasury stock at cost	(4,661)	—	—	—	—	(241)
BALANCE AT DECEMBER 29, 2023	10,284,000	$516	$88,830	$410,182	$6,491	$(2,149)
Net income	—	—	—	2,156	—	—
Dividends declared	—	—	—	(3,368)	—	—
Award of non-vested shares	22,692	1	(1)	—	—
Stock-based compensation	—	—	(180)	—	—	—
Tax effects on stock based awards	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(2,379)	—
Unrealized loss on available-for-sales securities, net of tax	—	—	—	—	(18)	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Non-vested stock forfeitures	(5,350)	—	341	—	—	(341)
BALANCE AT MARCH 29, 2024	10,301,342	$517	$88,990	$408,970	$4,102	$(2,490)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	March 28, 2025	March 29, 2024
CASH USED FOR OPERATING ACTIVITIES
Net (loss) income	$(12,986)	$6,111
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	9,765	9,782
Amortization of intangible assets	276	167
Amortization of deferred financing costs	23	17
Stock based compensation	1,257	418
Loss (Gain) on disposal of productive assets	81	(1,963)
Deferred income taxes	(3,652)	(317)
Change in operating assets and liabilities:
Accounts receivable, net	(76,242)	(86,126)
Inventories, net	30,768	12,816
Accounts payable and accrued liabilities	12,417	3,655
Other current assets	(69)	892
Other long-term liabilities	(990)	2,985
Other, net	786	(201)
	(38,566)	(51,764)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Payments for purchase of businesses	(12,197)	—
Proceeds from maturity of short-term investments	11,826	15,000
Proceeds from sale of productive assets	—	2,234
Capital expenditures	(7,378)	(10,203)
	(7,749)	7,031
CASH USED FOR FINANCING ACTIVITIES
Debt issuance costs paid	(55)	—
Dividends paid	(6,736)	(6,704)
Purchases of treasury stock	(88)	(241)
	(6,879)	(6,945)
Effect of foreign currency rate changes on cash	(2,668)	180
Decrease in cash and cash equivalents	(55,862)	(51,498)
CASH AND CASH EQUIVALENTS
Beginning of period	145,498	111,854
End of period	$89,636	$60,356

Supplemental Disclosure:
Cash paid for taxes	$1,583	$1,721
Accrued dividends	(2)	11
Cash paid for interest	88	59
Non-cash treasury stock activity	200	341

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of March 28, 2025 and March 29, 2024, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2024 which was filed with the Securities and Exchange Commission on December 11, 2024.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for credit losses of $692, $3,543 and $749 as of March 28, 2025, September 27, 2024 and March 29, 2024, respectively. The determination of the allowance for credit losses is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for credit losses based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for credit losses after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and six month periods ended March 28, 2025 and March 29, 2024, basic net income (loss) per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings and basic income (loss) per share for Class A and Class B shares has been presented using the two class method described above.

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

Index	JOHNSON OUTDOORS INC.
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

For the three and six month periods ended March 28, 2025 and March 29, 2024, the effect of non-vested restricted stock units is excluded from the diluted income per share calculation as their inclusion would have been anti-dilutive.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 69,486 and 70,182 for the three months ended March 28, 2025 and March 29, 2024, respectively, and 64,525 and 66,622 for the six months ended March 28, 2025 and March 29, 2024, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 105,840 and 72,554 for the three months ended March 28, 2025 and March 29, 2024, respectively, and 101,625 and 70,531 for the six months ended March 28, 2025 and March 29, 2024, respectively

Dividends per share

Dividends per share for the three and six month periods ended March 28, 2025 and March 29, 2024 were as follows:

	Three Months Ended		Six months ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Dividends declared per common share:
Class A	$0.33	$0.33	$0.66	$0.66
Class B	$0.30	$0.30	$0.60	$0.60

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 284,109 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at March 28, 2025. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan, which no longer allow for additional share grants, also remain outstanding.

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

Index	JOHNSON OUTDOORS INC.
A summary of non-vested stock activity for the six months ended March 28, 2025 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 27, 2024	56,389	$59.69
Non-vested stock grants	67,312	30.20
Restricted stock vested	(24,357)	54.60
Forfeitures	(3,690)	54.20
Non-vested stock at March 28, 2025	95,654	40.44

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 1,609 and 2,330 during the six month periods ended March 28, 2025 and March 29, 2024, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $462 and $322 for the three month periods ended March 28, 2025 and March 29, 2024, respectively, and $816 and $750 for the six month periods ended March 28, 2025 and March 29, 2024, respectively. Unrecognized compensation cost related to non-vested stock as of March 28, 2025 was $2,369, which amount will be amortized to expense through December 2027 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended March 28, 2025 and March 29, 2024 was $690 and $919, respectively.

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

A summary of RSU activity for the six months ended March 28, 2025 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 27, 2024	84,192	$64.58
RSUs granted	57,792	33.14
RSUs vested and canceled due to performance targets not being met	(17,041)	101.22
RSU's forfeited	(3,690)	54.20
RSUs at March 28, 2025	121,253	44.76

Stock compensation expense, net of forfeitures, related to RSUs was $160 and $276 for the three and six month periods ended March 28, 2025, respectively. The Company recognized income related to RSUs of $579 and $440 for the three and six month periods ended March 29, 2024, respectively, as a result of reversing compensation expense previously recognized, due to an expectation that performance conditions wouldn't be met for certain awards. Unrecognized compensation cost related to non-vested RSUs as of March 28, 2025 was $1,596, which amount will be amortized to expense through September 2027 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Because performance criteria was not met, the RSUs expiring in the six month period ended March 28,

Index	JOHNSON OUTDOORS INC.
2025 were canceled so shares tendered back to the Company for this purpose were 0 during the six month period ended March 28, 2025. Shares tendered back to the Company for the reimbursement of withholding taxes were 2,331 during the six month period ended March 29, 2024.

The fair value of restricted stock units recognized as a tax deduction during the six month periods ended March 28, 2025 and March 29, 2024 was $0 and $1,015, respectively.

Compensation expense related to units earned by employees (as opposed to grants to outside directors) is based upon the attainment of certain Company financial goals related to cumulative net sales and cumulative operating profit over a three-year performance period. Awards are only paid if at least 80% of the target levels are met and maximum payouts are made if 120% or more of target levels are achieved. The payouts for achievement at the threshold levels of performance are equal to 50% of the target award amount. The payouts for achievement at maximum levels of performance are equal to 150% of the target award amount, which payout level was increased to 200% of the target award amount for the RSU awards issued to employees for the fiscal 2025 – 2027 performance period. To the extent earned, awards are issued in shares of Company Class A common stock after the end of the three-year performance period.

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

During the three month period ended March 28, 2025, the Company issued 0 shares of Class A common stock and recognized $128 of expense in connection with the Employees' Stock Purchase Plan. During the six month period ended March 28, 2025, the Company issued 0 shares of Class A common stock and recognized $165 of expense in connection with the Employees' Stock Purchase Plan. During the three month period ended March 29, 2024, the Company issued 0 shares of Class A common stock and recognized $77 of expense in connection with the Plan. During the six month period ended March 29, 2024, the Company issued 0 shares of Class A common stock and recognized $108 of expense in connection with the Plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of March 28, 2025, the Company had approximately 150 leases, with remaining terms ranging from less than one year to 14 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 28, 2025 and March 29, 2024 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three months ended		Six months ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Lease Cost
Operating lease costs	$2,647	$2,476	$5,271	$4,941
Short-term lease costs	561	599	1,128	1,226
Variable lease costs	50	43	99	86
Total lease cost	$3,258	$3,118	$6,498	$6,253

Included in the amounts in the table above was rent expense to related parties of $313 and $627 for the three and six months ended March 28, 2025, respectively, and $313 and $627 for the three and six months ended March 29, 2024, respectively.

As of March 28, 2025, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended March 28, 2025. As of March 28, 2025, the Company did not have any significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Six months ended
	March 28, 2025	March 29, 2024
Operating leases:

Operating lease ROU assets	$46,978	$50,880

Current operating lease liabilities	8,130	7,682
Non-current operating lease liabilities	40,695	44,915
Total operating lease liabilities	$48,825	$52,597

Weighted average remaining lease term (in years)	10.59	11.28

Weighted average discount rate	3.4%	3.2%

Cash paid for amounts included in the measurement of lease liabilities	$5,028	$4,569

ROU assets obtained in exchange for lease liabilities	$4,032	$3,276

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at March 28, 2025 were as follows:

Index	JOHNSON OUTDOORS INC.

Year	Related parties included in total	Total
Remainder of 2025	$657	$5,229
2026	1,348	9,177
2027	226	7,362
2028	—	4,799
2029	—	3,505
Thereafter	—	29,763
Total undiscounted lease payments	2,231	59,835
Less: Imputed interest	(29)	(11,010)
Total net lease liability	$2,202	$48,825

6    INCOME TAXES

For the three and six months ended March 28, 2025 and March 29, 2024, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Profit (loss) before income taxes	$4,158	$3,012	$(14,769)	$8,911
Income tax (benefit) expense	1,854	856	(1,783)	2,800
Effective income tax rate	44.6%	28.4%	12.1%	31.4%

The change in the effective tax rate for the three and six months ended March 28, 2025 compared to the three and six months ended March 29, 2024 was primarily due to the recording of an unrecognized tax benefit and the change in the geographic mix of profits or losses from a tax perspective in the current year. The Company's effective tax rate is impacted by valuation allowances in certain foreign tax jurisdictions and, as a result, changes in the geographic source of Company profits or losses between periods can, in certain instances, have varying impacts on the Company's effective tax rate during a particular period.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company considers such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Due to recent operating losses in the U.S., the Company has evaluated the realizability of U.S. net deferred tax assets. The evaluation concluded that the Company's U.S. deferred tax assets are realizable. The Company will continue to monitor the need for a valuation allowance on its U.S. deferred tax assets.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended March 28, 2025 and March 29, 2024 were:

March 28, 2025	March 29, 2024
Indonesia	Indonesia
Switzerland	Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and

Index	JOHNSON OUTDOORS INC.
developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company recorded a $650 unrecognized tax benefit in the current period and estimates that reductions to unrecognized tax benefits for the remainder of fiscal 2025 will total $700 due mainly to lapses in statutes of limitations.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	March 28, 2025	September 27, 2024	March 29, 2024
Raw materials	$96,172	$103,780	$119,981
Finished goods	83,885	106,008	129,220
	$180,057	$209,788	$249,201

8    GOODWILL

The changes in goodwill during the six months ended March 28, 2025 and March 29, 2024 were as follows:

	March 28, 2025	March 29, 2024
Balance at beginning of period	$—	$11,172
Acquisitions	10,231	—
Amount attributable to movements in foreign currency rates	(341)	(5)
Balance at end of period	$9,890	$11,167

The goodwill at March 28, 2025 relates to the acquisition of Endless Summer Technologies Proprietary, Ltd. See Note 18 below for additional information on the acquisition.

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

During the fourth quarter of fiscal 2024, the Company's annual goodwill impairment test indicated the carrying value of the Fishing reporting unit exceeded its estimated fair value as of the measurement date of August 30, 2024. As a result, the Company recognized a goodwill impairment charge in the fourth quarter of fiscal 2024, which reduced the carrying value of the balance of goodwill reported as of March 29, 2024 of $11,167 to $0 as of September 27, 2024. This non-cash impairment was primarily driven by reduced cash flow projections in the Fishing reporting unit, prompted by ongoing market challenges and competitive pressure occurring in this segment.

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the six months ended March 28, 2025 and March 29, 2024.

Index	JOHNSON OUTDOORS INC.

	March 28, 2025	March 29, 2024
Balance at beginning of period	$10,211	$11,741
Expense accruals for warranties issued during the period	5,793	3,431
Less current period warranty claims paid	(3,938)	(4,187)
Balance at end of period	$12,066	$10,985

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

11    INDEBTEDNESS

The Company had no debt outstanding at March 28, 2025, September 27, 2024, or March 29, 2024.

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

Other key provisions of the credit facility remained as outlined herein and the description herein is qualified in its entirety by the terms and conditions of the original Credit Agreement (a copy of which was filed as Exhibit 99.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on November 20, 2017), the First Amendment, (a copy of which was filed as Exhibit 10.1 to the current report on Form 8-K dated and filed with the Securities and Exchange Commission on July 16, 2021), and the aforementioned Second Amendment (a copy of which was filed as Exhibit 10.1 to the quarterly report on Form 10-Q dated and filed with the Securities and Exchange Commission on February 3, 2025).

The interest rate is based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both March 28, 2025 and March 29, 2024 were

Index	JOHNSON OUTDOORS INC.
approximately 5.4% and 6.5%, respectively. During the Second Amendment Period, the interest rate on borrowings under the Revolver will equal SOFR plus a 1.75% applicable margin.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured, except as noted above during the Second Amendment Period.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of March 28, 2025 or March 29, 2024.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $67 and $67 as of March 28, 2025 and March 29, 2024, respectively.

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

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at March 28, 2025, September 27, 2024 and March 29, 2024 due to the short term maturities of these instruments. See Note 13 for discussion of fair value of cash and cash equivalents. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of March 28, 2025:

Index	JOHNSON OUTDOORS INC.

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,396	$—	$—	$27,396
Marketable securities	—	4,315	—	4,315
Total	$27,396	$4,315	$—	$31,711

The following table summarizes the Company’s financial assets measured at fair value as of September 27, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$29,059	$—	$—	$29,059
Marketable securities	—	16,541	—	16,541
Total	$29,059	$16,541	$—	$45,600

The following table summarizes the Company’s financial assets measured at fair value as of March 29, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,139	$—	$—	$27,139
Marketable securities	—	26,071	—	26,071
Total	$27,139	$26,071	$—	$53,210

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended March 28, 2025 and March 29, 2024 was:

		Three Months Ended		Six months ended
	Location of income recognized in Statement of Operations	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Rabbi trust assets	Other (expense) income, net	$(1,277)	$2,100	$(2,765)	$4,772

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the six month periods ended March 28, 2025 or March 29, 2024.

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

At March 28, 2025, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the period presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The following table summarizes the Company’s marketable securities measured at fair value as of March 28, 2025:

Index	JOHNSON OUTDOORS INC.

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate Canadian Government Bonds	$4,298	$4,315	$17	$—
Total	$4,298	$4,315	$17	$—

The following table summarizes the Company’s marketable securities measured at fair value as of September 27, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$7,493	$7,496	$3	$—
Fixed rate Canadian Government Bonds	9,025	9,045	20	—
Total	$16,518	$16,541	$23	$—
The following table summarizes the Company’s marketable securities measured at fair value as of March 29, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$14,938	$14,921	$—	$17
Fixed rate Canadian Government Bonds	11,184	11,150	—	34
Total	$26,122	$26,071	$—	$51

Proceeds from the maturities of available for sale securities were $11,826 and $15,000 for the six month periods ended March 28, 2025 and March 29, 2024, respectively. There were no sales or purchases of available-for-sale securities for the six month periods ended March 28, 2025 or March 29, 2024. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The future contractual maturities of the marketable securities held at March 28, 2025 are as follows: $4,315 within one year, classified as Short-Term Investments on the Condensed Consolidated Balance Sheets, and $0 greater than one year, but less than five years, classified as Investments on the Condensed Consolidated Balance Sheets.

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

Index	JOHNSON OUTDOORS INC.
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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At March 28, 2025, the right to returns asset was $1,615 and the accrued returns liability was $4,283. At March 29, 2024, the right to returns asset was $1,266 and the accrued returns liability was $3,362. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

The Company has historically reported "Camping" and "Watercraft Recreation" segments separately. As of December 27, 2024, the Company combined these two segments into one segment, "Camping & Watercraft Recreation", consistent with the manner in which its chief operating decision maker ("CODM") assesses performance and makes resource allocations. The operating segment change was for financial reporting purposes only and did not impact or result in changes to operations of the business segments, nor did it impact the Company's consolidated financial statements, but it did impact our previous segment footnote disclosure and the table below, including the corresponding items of segment information disclosed in the prior year.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024	September 27, 2024
Net sales:
Fishing:
Unaffiliated customers	$134,462	$138,466	$216,895	$248,827
Interunit transfers	429	142	468	273
Camping & Watercraft Recreation:
Unaffiliated customers	17,826	20,232	27,269	30,915
Interunit transfers	26	16	34	59
Diving
Unaffiliated customers	15,814	16,918	31,494	34,392
Interunit transfers	6	6	10	10
Other / Corporate	247	240	340	366
Eliminations	(461)	(164)	(512)	(342)
Total	$168,349	$175,856	$275,998	$314,500
Operating profit (loss):
Fishing	$9,469	$7,427	$1,208	$18,956
Camping & Watercraft Recreation:	1,246	1,223	600	(497)
Diving	(413)	(298)	(1,321)	(876)
Other / Corporate	(5,401)	(8,605)	(15,825)	(17,790)
	$4,901	$(253)	$(15,338)	$(207)
Total assets (end of period):
Fishing			$359,016	$432,108	$325,882
Camping & Watercraft Recreation:			73,171	75,584	69,516
Diving			90,137	82,088	77,465
Other / Corporate			102,150	101,898	162,349
			$624,474	$691,678	$635,212
Other Segment Information

Index	JOHNSON OUTDOORS INC.
During the three and six month periods ended March 28, 2025, two customers of the Company's Fishing and Camping & Watercraft Recreation segments each accounted for more than 10% of the Company's consolidated revenues, which amounted to combined net sales of approximately $63,291 and $87,549, respectively, of the Company's consolidated revenues. During the three and six month periods ended March 29, 2024, two customers of the Company's Fishing and Camping & Watercraft Recreation segments each accounted for more than 10% of the Company's consolidated revenues, which amounted to combined net sales of approximately $54,746 and $108,893, respectively, of the Company's consolidated revenues.

During the first quarter of fiscal 2024, the Fishing segment of the Company sold a building, which resulted in a gain of approximately $1,900, which was recorded in Other income, net in the accompanying Condensed Consolidated Statements of Operations.

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the six months ended March 28, 2025 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2024	$6,056	$17	$(109)	$5,964
Other comprehensive loss before reclassifications	(4,915)	(1)	—	(4,916)
Amounts reclassified from accumulated other comprehensive income	—	—	11	11
Tax effects	—	—	(2)	(2)
Balance at December 27, 2024	$1,141	$16	$(100)	$1,057
Other comprehensive loss before reclassifications	1,133	(4)	—	1,129
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—		(3)	(3)
Balance at March 28, 2025	$2,274	$12	$(93)	$2,193

The changes in AOCI by component, net of tax, for the six months ended March 29, 2024 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2023	$3,581	$(121)	$(137)	$3,323
Other comprehensive income before reclassifications	3,059	138	—	3,197
Amounts reclassified from accumulated other comprehensive income	—		10	10
Tax effects	—	(36)	(3)	(39)
Balance at December 29, 2023	$6,640	$(19)	$(130)	$6,491
Other comprehensive income before reclassifications	(2,379)	(24)	—	(2,403)
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—	6	(2)	4
Balance at March 29, 2024	$4,261	$(37)	$(122)	$4,102

    The reclassifications out of AOCI for the three and six months ended March 28, 2025 and March 29, 2024 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$10	$10	$21	$20	Other income and expense
Tax effects	(3)	(2)	(5)	(5)	Income tax expense
Total reclassifications for the period	$7	$8	$16	$15

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

The approximately $12,197 acquisition cost was funded with existing cash. Approximately $1,650 of the purchase price was paid into segregated escrow accounts which were set aside to fund (1) any potential downward purchase price adjustment tied to cash, debt and net working capital levels as of the closing or (2) potential indemnity claims that may be made by the Company against the Seller in connection with the inaccuracy of certain representations and warranties made by the Seller or related to the breach or nonperformance of certain other actions, agreements or conditions related to the acquisition, for a period of 24 months from the acquisition date. The Company cannot estimate the probability or likelihood of bringing such an indemnity claim against the Seller or any related costs at this time. The remaining escrow balance, if any, net of any indemnity claim then pending, will be released to the Seller once the 24 month period has lapsed.

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

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$245
Inventories	2,261
Other current assets	72
Property, plant and equipment	502
Identifiable intangible assets	1,439
Deferred tax asset	237
Less, accounts payable and accruals	(1,044)
Less, other current liabilities	(636)
Less, long term liabilities	(1,110)
Total identifiable net assets	1,966
Goodwill	10,231
Net assets acquired	$12,197

Pro forma financial information has not been presented because such amounts are not material to the unaudited condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
Transaction costs incurred for the acquisition to date were approximately $635, of which approximately $135 was recognized during the six months ended March 28, 2025, and which are included in Administrative management, finance and information systems expenses in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended March 28, 2025 and March 29, 2024. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Overview

Index	JOHNSON OUTDOORS INC.
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

Recent Developments

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 27 2024, the Company’s business is subject to risks related to, among other factors, tariffs put in the place by the United States or other countries. During the second fiscal quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries. These tariffs may result in an increase in product or component costs, which may ultimately negatively impact demand for our products and/or reduce the Company's overall profitability. The Company continues to analyze the potential impacts of the tariffs and actions that can be taken to mitigate their effects, including, among other options, adjusting our supply chain strategy, evaluating potential operational changes to improve efficiencies, and considering potential adjustments to our pricing strategy.

Highlights

Net sales of $168,349 for the second quarter of fiscal 2025 decreased $7,507, or 4%, from the same period in the prior year. The decrease between quarterly periods was mainly driven by persistent market challenges across several of the Company's product categories, as well as a cautious approach from the retail and trade environment. These factors led to reduced demand and revenue in all segments of the Company's outdoor recreation products. Gross margin remained relatively flat as compared to the prior year quarter, at approximately 35%. Lower direct expenses driven by the decrease in sales volumes between periods, as well as lower promotions expense and a $3,370 decrease in expense related to the Company's deferred compensation plan contributed to a $5,154 improvement in operating profit in the current year quarter versus the prior year quarter.

As of December 27, 2024, and as referenced in “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements, the Company has combined the previously reported "Camping" and "Watercraft Recreation" segments into one segment, referred to as "Camping & Watercraft Recreation."

During the first quarter of fiscal 2025, the Company's Diving segment completed an acquisition of a scuba equipment manufacturer for $12,197, which is expected to provide new innovative products, unlock synergies and enhance operating efficiencies for this segment. See “Note 18 – Acquisitions” of the notes to the accompanying Condensed Consolidated Financial Statements for additional information.

Seasonality

The Company’s business is seasonal in nature. The second fiscal quarter traditionally falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2024		2023		2022
Quarter Ended	Net Sales	Operating Loss	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit
December	23%	—%	27%	47%	21%	21%
March	30%	1%	30%	97%	26%	23%
June	29%	1%	28%	149%	27%	36%
September	18%	98%	15%	(193)%	26%	20%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net sales:
Fishing	$134,891	$138,608	$217,363	$249,100
Camping & Watercraft Recreation	17,852	20,248	27,303	30,974
Diving	15,820	16,924	31,504	34,402
Other / Corporate / Eliminations	(214)	76	(172)	24
Total	$168,349	$175,856	$275,998	$314,500
Operating profit (loss):
Fishing	$9,469	$7,427	$1,208	$18,956
Camping & Watercraft Recreation	1,246	1,223	600	(497)
Diving	(413)	(298)	(1,321)	(876)
Other / Corporate / Eliminations	(5,401)	(8,605)	(15,825)	(17,790)
Total	$4,901	$(253)	$(15,338)	$(207)

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales - Second Fiscal Quarter

Consolidated net sales for the three months ended March 28, 2025 were $168,349, a decrease of $7,507, or 4%, compared to $175,856 for the three months ended March 29, 2024. Foreign currency translation had a negligible impact on current year second quarter net sales compared to the prior year's second quarter net sales.

Net sales for the three months ended March 28, 2025 for the Fishing business were $134,891, a decrease of $3,717, or 3%, from $138,608 during the second fiscal quarter of the prior year. The sales decline between quarters was due to continued challenging consumer and trade dynamics in this market.

Net sales for the Camping & Watercraft Recreation business were $17,852 for the second quarter of the current fiscal year, a decrease of $2,396, or 12%, from the prior year net sales during the same period of $20,248. As previously announced, the Company exited the Eureka! brand in this segment and completed all sales of Eureka! inventory in the first fiscal quarter of 2025. There were no Eureka! sales in the current year second quarter, compared to approximately $2,950 of Eureka! sales in the prior year quarter. Excluding the impact of Eureka! sales in the prior year quarter, sales in this segment increased slightly over the prior year quarter due to success of new Jetboil products introduced into the market by the Company.

Net sales for Diving for the second quarter of fiscal 2025 were $15,820, which declined $1,104, or 7%, compared to net sales of $16,924 for the three months ended March 29, 2024. The sales decline compared to the prior year quarter was mainly due to continuing soft market demand for our Diving segment products across all geographic regions, driven by global economic uncertainty. Foreign currency translation had a favorable impact of less than 1% on sales in this segment versus the prior year quarter.

Net Sales - Year-To-Date

Consolidated net sales for the six months ended March 28, 2025 were $275,998, a decrease of $38,502, or 12%, compared to $314,500 for the six months ended March 29, 2024. Foreign currency translation had a negligible impact on net sales of the current year to date period compared to the prior year to date period.

Net sales for the six months ended March 28, 2025 for the Fishing business were $217,363, a decrease of $31,737, or 13%, from $249,100 during the prior year to date period. In addition to a continued challenging market as noted above for the second quarter, a strong sell-in of new products in the prior year year-to-date period also contributed to the sales decline between periods.

Net sales for the Camping & Watercraft Recreation business were $27,303 for the six months ended March 28, 2025, a decrease of $3,671, or 12%, from the prior year net sales during the same period of $30,974. As discussed above, the decrease over the

Index	JOHNSON OUTDOORS INC.
prior year to date period is mainly attributable to Eureka! sales in the prior year to date period that were not repeated in the current fiscal year due to the exit of the brand.

Diving net sales for the six months ended March 28, 2025 were $31,504, which declined $2,898, or 8%, compared to net sales of $34,402 for the six months ended March 29, 2024, due to continued soft market demand for our Diving segment products across all geographic regions. Foreign currency translation had an unfavorable impact of less than 2% on sales in this segment versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended March 28, 2025 of $109,483 decreased $4,942 compared to $114,425 for the three months ended March 29, 2024, mainly due to a decrease in sales volumes over the prior year quarter.

Cost of sales for the six months ended March 28, 2025 of $184,949 decreased $15,266 compared to $200,215 for the six months ended March 29, 2024, mainly due to the decrease in sales volumes, partially offset by a shift in mix to higher cost products between year to date periods.

Gross Profit Margin

For the three months ended March 28, 2025, gross profit as a percentage of net sales remained flat at 35.0% compared to 34.9% in the three month period ended March 29, 2024.

For the six months ended March 28, 2025, gross profit as a percentage of net sales was 33.0% compared to 36.3% in the six month period ended March 29, 2024. The decline in gross profit percentage over the prior year-to-date period was primarily due to promotional pricing on end-of-life products and changes in product mix toward lower margin products between year-to-date periods.

Operating Expenses

Operating expenses were $53,965 for the three months ended March 28, 2025, compared to $61,684 for the three months ended March 29, 2024, for a decrease of $7,719 between quarters. The main drivers of the decrease were lower sales volume-driven expenses compared to the prior year quarter, as well as a decrease in promotions expense and a $3,370 decrease in expense related to the Company's deferred compensation plan between periods.

Operating expenses were $106,387 for the six months ended March 28, 2025, compared to $114,492 for the six months ended March 29, 2024, for a decrease of $8,105 between year-to-date periods. Decreased sales volume-driven expenses and a $5,961 decrease in expense related to the Company's deferred compensation plan contributed to the decrease compared to the prior year to date period.

Operating Loss/Profit

Operating profit on a consolidated basis for the three month period ended March 28, 2025 was $4,901, compared to operating loss of $253 in the second quarter of the prior fiscal year.   As discussed above, the increase in operating profit between quarters was driven by a reduction in operating expenses that more than offset the decrease in gross profit caused by lower sales volumes between periods.

Operating loss on a consolidated basis for the six month period ended March 28, 2025 was $15,338, compared to $207 in the prior year to date period.   As discussed above, the increase in operating loss between periods was driven primarily by lower sales volumes, promotional pricing and changes in product mix toward lower margin products between year-to-date periods.

Interest

Interest expense was $68 and $40 for the three months ended March 28, 2025 and March 29, 2024, respectively, and $115 and $78 for the six months ended March 28, 2025 and March 29, 2024, respectively.

Interest income was $625 and $857 for the three months ended March 28, 2025 and March 29, 2024, respectively, and $1,658 and $2,055 for the six months ended March 28, 2025 and March 29, 2024, respectively.

Other Expense (Income), net

Index	JOHNSON OUTDOORS INC.
Other expense was $1,300 for the three months ended March 28, 2025 compared to other income of $2,448 in the prior year period.  The main driver of the $3,748 decrease over the prior year quarter was a $3,370 decrease in net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan in the current year quarter over the prior year quarter, entirely offset as a reduction to operating expense as noted above. For the three months ended March 28, 2025, foreign currency exchange losses were $20 compared to gains of $46 for the three months ended March 29, 2024.

For the six months ended March 28, 2025, other expense was $974, compared to other income of $7,141 in the six months ended March 29, 2024. The $8,115 decrease was mostly attributable to a $5,961 decrease in net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan in the current year to date period over the prior year to date period, entirely offset as a reduction to operating expense as noted above. Additionally, the prior year to date period included a gain on the sale of a building of approximately $1,900. For the six months ended March 28, 2025, foreign currency exchange gains were $183 compared to losses of $145 for the six months ended March 29, 2024.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rates for the three and six month periods ended March 28, 2025 were an expense of 44.6% and a benefit of 12.1%, respectively, compared to expense of 28.4% and 31.4% in the corresponding periods of the prior year.

Net Income/Loss

Net income for the three months ended March 28, 2025 was $2,304, or $0.22 per diluted common class A and B share, compared to $2,156, or $0.21 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Net loss for the six months ended March 28, 2025 was $12,986, or $1.26 per diluted common class A and B share, compared to net income of $6,111, or $0.59 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $93,951 as of March 28, 2025, compared to $84,270 as of March 29, 2024.  The Company’s debt to total capitalization ratio was 0% as of March 28, 2025 and March 29, 2024.  The Company’s total debt balance was $0 as of each of March 28, 2025 and March 29, 2024.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for credit losses, were $116,776 as of March 28, 2025, a decrease of $12,569 compared to $129,345 as of March 29, 2024.  The decrease is consistent with the decreased sales volumes year over year. Inventories were $180,057 as of March 28, 2025, a decrease of $69,144, compared to $249,201 as of March 29, 2024. The decrease is consistent with the Company's ongoing efforts to reduce inventory balances. Accounts payable were $44,323 at March 28, 2025 compared to $50,374 as of March 29, 2024.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended
(thousands)	March 28, 2025	March 29, 2024
Cash (used for) provided by:
Operating activities	$(38,566)	$(51,764)
Investing activities	(7,749)	7,031
Financing activities	(6,879)	(6,945)
Effect of foreign currency rate changes on cash	(2,668)	180
Decrease in cash and cash equivalents	$(55,862)	$(51,498)

Operating Activities

Index	JOHNSON OUTDOORS INC.
Cash used for operations totaled $38,566 for the six months ended March 28, 2025 compared to $51,764 during the corresponding period of the prior fiscal year.  The decrease in cash used for operations over the prior year six month period was due primarily to cash provided by working capital reductions between quarters, partially offset by lower income on decreased sales volumes between periods. Depreciation and amortization charges were $10,041 for the six month period ended March 28, 2025 compared to $9,949 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $7,749 for the six months ended March 28, 2025 compared to cash provided by investing activities of $7,031 for the corresponding period of the prior fiscal year. Current year cash used for investing activities reflects $12,197 paid to acquire a business, partially offset by the maturity of investments of $11,826. The prior year period included proceeds from maturity of investments of $15,000, as well as proceeds from the sale of a building of $2,234. Capital expenditures were $7,378 in the six months ended March 28, 2025, compared to $10,203 in the prior year to date period which included investments in expansion of Fishing facilities to accommodate additional production. Any additional capital expenditures in fiscal 2025 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $6,879 for the six months ended March 28, 2025 compared to $6,945 for the six month period ended March 29, 2024 and, for both periods, represents the payment of dividends and purchase of treasury stock. The Company had no debt during either six month period ended March 28, 2025 and March 29, 2024. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of March 28, 2025 the Company held approximately $56,367 of cash, cash equivalents and short-term investments in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended March 28, 2025.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $67 and $67 as of March 28, 2025 and March 29, 2024, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2024 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 11, 2024. There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended March 28, 2025.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2024, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 11, 2024. There have been no significant changes to our market risk in the six months ended March 28, 2025.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed

Index	JOHNSON OUTDOORS INC.
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

Item 5. Other Information

(c) Trading Plans.

During the three month period ended March 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

Index	JOHNSON OUTDOORS INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 2, 2025
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ David W. Johnson
David W. Johnson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index	JOHNSON OUTDOORS INC.

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description

3.1	Articles of Incorporation of the Company as amended through February 17, 2000. (Filed as Exhibit 3.1(a) to the Company’s Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

3.2	Bylaws of the Company as amended and restated through December 6, 2010. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended October 1, 2010 and incorporated herein by reference.)

10.1	Second Amendment dated January 29, 2025 to Amended and Restated Credit Agreement dated as of November 15, 2017 among the Company, certain of the Company’s subsidiaries named therein, PNC Bank, National Association, as lender and as administrative agent, PNC Capital Markets LLC, as sole lead arranger and bookrunner, and the other lender named therein. (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 27, 2024 and incorporated herein by reference.)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2025 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2025, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.