Form 10-Q
period 2025-06-27
JOHNSON OUTDOORS INC
filed 2025-08-01
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 24, 2025, 9,164,729 shares of Class A and 1,207,534 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index			Page No.

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Operations - Three and nine months ended June 27, 2025 and June 28, 2024	- 1

		Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and nine months ended June 27, 2025 and June 28, 2024	- 2

		Condensed Consolidated Balance Sheets - June 27, 2025, September 27, 2024, and June 28, 2024	- 3

		Condensed Consolidated Statements of Shareholders' Equity - Three and nine months ended June 27, 2025 and June 28, 2024	- 4

		Condensed Consolidated Statements of Cash Flows - Nine months ended June 27, 2025 and June 28, 2024	- 6

		Notes to Condensed Consolidated Financial Statements	- 7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 23

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	- 28

	Item 4.	Controls and Procedures	- 28

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	- 29

	Item 1A.	Risk Factors	- 29

	Item 5.	Other Information	- 29

	Item 6.	Exhibits	- 29

		Signatures	- 30

		Exhibit Index	- 31

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales	$180,655	$172,472	$456,653	$486,972
Cost of sales	112,728	110,650	297,677	310,865
Gross profit	67,927	61,822	158,976	176,107
Operating expenses:
Marketing and selling	37,553	41,109	102,581	111,040
Administrative management, finance and information systems	15,423	13,935	41,134	42,302
Research and development	7,621	7,284	23,269	23,478
Total operating expenses	60,597	62,328	166,984	176,820
Operating profit (loss)	7,330	(506)	(8,008)	(713)
Interest income	(927)	(1,123)	(2,585)	(3,178)
Interest expense	49	37	164	115
Other (income) expense, net	(2,292)	(327)	(1,318)	(7,468)
Profit (loss) before income taxes	10,500	907	(4,269)	9,818
Income tax expense (benefit)	2,758	(715)	975	2,085
Net income (loss)	$7,742	$1,622	$(5,244)	$7,733

Weighted average common shares - Basic:
Class A	9,066	9,024	9,052	9,007
Class B	1,208	1,208	1,208	1,208
Participating securities	19	17	20	17
Weighted average common shares - Dilutive	10,293	10,249	10,280	10,232
Net income (loss) per common share - Basic:
Class A	$0.75	$0.16	$(0.52)	$0.75
Class B	$0.72	$0.16	$(0.52)	$0.75
Net income (loss) per common share - Diluted:
Class A	$0.75	$0.16	$(0.52)	$0.75
Class B	$0.75	$0.16	$(0.52)	$0.75

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income (loss)	$7,742	$1,622	$(5,244)	$7,733
Other comprehensive income (loss):
Foreign currency translation	5,192	(439)	1,410	241
Unrealized (loss) gain on available-for-sale securities, net of tax	(8)	14	(13)	98
Change in pension plans, net of tax	9	6	25	21
Total other comprehensive income (loss)	5,193	(419)	1,422	360
Total comprehensive income (loss)	$12,935	$1,203	$(3,822)	$8,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	June 27, 2025	September 27, 2024	June 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$158,691	$145,498	$126,823
Short term investments	2,331	16,541	21,546
Accounts receivable, net	81,993	40,649	79,593
Inventories	163,732	209,788	223,160
Other current assets	13,326	16,252	9,883
Total current assets	420,073	428,728	461,005
Investments	—	—	2,237
Property, plant and equipment, net of accumulated depreciation of $205,136, $192,890 and $184,519, respectively	94,335	96,922	95,929
Right of use assets	45,038	47,547	49,017
Deferred income taxes	25,360	23,420	23,021
Goodwill	10,162	—	11,160
Other intangible assets, net	9,635	8,320	8,331
Other assets	29,870	30,275	29,125
Total assets	$634,473	$635,212	$679,825
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,478	$36,077	$43,153
Current lease liability	7,793	7,528	7,648
Accrued liabilities:
Salaries, wages and benefits	16,999	12,408	14,801
Accrued warranty	12,443	10,211	10,932
Income taxes payable	1,676	2,109	—
Accrued discounts and returns	8,452	7,430	7,231
Accrued customer programs	4,941	4,200	4,347
Other	9,780	10,481	11,181
Total current liabilities	105,562	90,444	99,293
Non-current lease liability	39,137	41,806	43,124
Deferred income taxes	2,025	1,913	1,880
Retirement benefits	1,682	1,645	1,588
Deferred compensation liability	28,618	29,092	27,795
Other liabilities	6,985	6,888	7,476
Total liabilities	184,009	171,788	181,156
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,164,729, 9,093,978 and 9,093,582, respectively	460	456	456
Class B shares issued and outstanding: 1,207,534, 1,207,760 and 1,207,760, respectively	61	61	61
Capital in excess of par value	91,422	90,146	89,846
Retained earnings	354,205	369,592	407,223
Accumulated other comprehensive income	7,386	5,964	3,683
Treasury stock at cost, shares of Class A common stock: 48,775, 42,654 and 35,353, respectively	(3,070)	(2,795)	(2,600)
Total shareholders’ equity	450,464	463,424	498,669
Total liabilities and shareholders’ equity	$634,473	$635,212	$679,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Nine Months Ended June 27, 2025
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 27, 2024	10,301,738	$517	$90,146	$369,592	$5,964	$(2,795)
Net loss	—	—	—	(15,290)	—	—
Dividends declared	—	—	—	(3,362)	—	—
Award of non-vested shares	32,121	1	(1)	—	—
Stock-based compensation	—	—	507	—	—	—
Currency translation adjustment	—	—	—	—	(4,915)	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1)	—
Change in pension plans, net of tax of $3	—	—	—	—	9	—
Non-vested stock forfeitures	(3,690)	—	200	—	—	(200)
Purchase of treasury stock at cost	(2,657)	—	—	—	—	(88)
BALANCE AT DECEMBER 27, 2024	10,327,512	$518	$90,852	$350,940	$1,057	$(3,083)
Net income	—	—	—	2,304	—	—
Dividends declared	—	—	—	(3,372)	—	—
Award of non-vested shares	38,548	3	(3)	—	—	—
Stock-based compensation	—	—	750	—	—	—
Currency translation adjustment	—	—	—	—	1,133	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(4)	—
Change in pension plans, net of tax of $3	—	—	—	—	7	—
BALANCE AT MARCH 28, 2025	10,366,060	$521	$91,599	$349,872	$2,193	$(3,083)
Net income	—	—	—	7,742	—	—
Dividends declared	—	—	—	(3,409)	—	—
Issuance of stock under employee stock purchase plan	6,203	—	120	—	—	—
Stock-based compensation	—	—	(284)	—	—	—
B to A conversion	—	—	(13)	—	—	13
Currency translation adjustment	—	—	—	—	5,192	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(8)	—
Change in pension plans, net of tax	—	—	—	—	9	—
BALANCE AT JUNE 27, 2025	10,372,263	$521	$91,422	$354,205	$7,386	$(3,070)

Index	JOHNSON OUTDOORS INC.

Nine Months Ended June 28, 2024
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
BALANCE AT SEPTEMBER 29, 2023	10,250,949	$514	$88,234	$409,574	$3,323	$(1,908)
Net income	—	—	—	3,955	—	—
Dividends declared	—	—	—	(3,347)	—	—
Award of non-vested shares	37,712	2	(2)	—	—	—
Stock-based compensation	—	—	598	—	—	—
Currency translation adjustment	—	—	—	—	3,059	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	102	—
Change in pension plans, net of tax of $3	—	—	—	—	7	—
Purchase of treasury stock at cost	(4,661)	—	—	—	—	(241)
BALANCE AT DECEMBER 29, 2023	10,284,000	$516	$88,830	$410,182	$6,491	$(2,149)
Net income	—	—	—	2,156	—	—
Dividends declared	—	—	—	(3,368)	—	—
Award of non-vested shares	22,692	1	(1)	—	—
Stock-based compensation	—	—	(180)	—	—	—
Currency translation adjustment	—	—	—	—	(2,379)	—
Unrealized loss on available-for-sales securities, net of tax	—	—	—	—	(18)	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Non-vested stock forfeitures	(5,350)	—	341	—	—	(341)
BALANCE AT MARCH 29, 2024	10,301,342	$517	$88,990	$408,970	$4,102	$(2,490)
Net income	—	—	—	1,622	—	—
Dividends declared	—	—	—	(3,369)	—	—
Issuance of stock under employee stock purchase plan	4,937	—	172	—	—
Stock-based compensation	—	—	574	—	—	—
Non-vested stock forfeitures	(1,887)	—	110	—	—	(110)
Currency translation adjustment	—	—	—	—	(439)	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	14	—
Change in pension plans, net of tax of $3		—	—	—	6	—
BALANCE AT JUNE 28, 2024	10,304,392	$517	$89,846	$407,223	$3,683	$(2,600)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	June 27, 2025	June 28, 2024
CASH PROVIDED BY OPERATING ACTIVITIES
Net (loss) income	$(5,244)	$7,733
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	14,872	14,548
Amortization of intangible assets	427	251
Amortization of deferred financing costs	55	26
Stock based compensation	973	992
Loss (Gain) on disposal of productive assets	80	(1,874)
Deferred income taxes	(1,711)	(4,663)
Change in operating assets and liabilities:
Accounts receivable, net	(40,761)	(36,504)
Inventories, net	48,928	38,680
Accounts payable and accrued liabilities	12,728	(5,435)
Other current assets	2,986	5,510
Other non-current assets	(23)	—
Other long-term liabilities	(1,072)	2,935
Other, net	572	(300)
	32,810	21,899
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Payments for purchase of businesses	(12,197)	—
Purchase of investments	—	(2,220)
Proceeds from maturity of short-term investments	14,021	19,650
Proceeds from sale of productive assets	—	2,244
Capital expenditures	(11,826)	(16,449)
	(10,002)	3,225
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	121	172
Debt issuance costs paid	(55)	—
Dividends paid	(10,120)	(10,067)
Purchases of treasury stock	(88)	(241)
	(10,142)	(10,136)
Effect of foreign currency rate changes on cash	527	(19)
Increase in cash and cash equivalents	13,193	14,969
CASH AND CASH EQUIVALENTS
Beginning of period	145,498	111,854
End of period	$158,691	$126,823

Supplemental Disclosure:
Cash paid for taxes	$2,020	$2,488
Accrued dividends	23	17
Cash paid for interest	121	88
Non-cash treasury stock activity	187	451

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of June 27, 2025 and June 28, 2024, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2024 which was filed with the Securities and Exchange Commission on December 11, 2024.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for credit losses of $670, $3,543 and $649 as of June 27, 2025, September 27, 2024 and June 28, 2024, respectively. The determination of the allowance for credit losses is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for credit losses based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for credit losses after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three month period ended June 27, 2025, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income as described above. For the nine month period ended June 27, 2025, and the three and nine month periods ended June 28, 2024, basic net income (loss) per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings, which has been presented using the two class method described above.

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

For the three month period ended June 27, 2025, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common Stock. For the nine month period ended June 27, 2025, and the three and nine month periods ended June 27, 2025 and June 28, 2024, the effect of non-vested restricted stock units is excluded from the diluted income (loss) per share calculation as their inclusion would have been anti-dilutive.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 95,654 and 69,044 for the three months ended June 27, 2025 and June 28, 2024, respectively, and 80,507 and 67,429 for the nine months ended June 27, 2025 and June 28, 2024, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 102,291 and 71,176 for the three months ended June 27, 2025 and June 28, 2024, respectively, and 101,638 and 71,776 for the nine months ended June 27, 2025 and June 28, 2024, respectively

Dividends per share

Dividends per share for the three and nine month periods ended June 27, 2025 and June 28, 2024 were as follows:

	Three Months Ended		Nine months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Dividends declared per common share:
Class A	$0.33	$0.33	$0.99	$0.99
Class B	$0.30	$0.30	$0.90	$0.90

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 284,109 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at June 27, 2025. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan, which no longer allow for additional share grants, also remain outstanding.

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

Index	JOHNSON OUTDOORS INC.
A summary of non-vested stock activity for the nine months ended June 27, 2025 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 27, 2024	56,389	$59.69
Non-vested stock grants	67,312	30.20
Restricted stock vested	(24,357)	54.60
Forfeitures	(3,690)	54.20
Non-vested stock at June 27, 2025	95,654	40.44

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 1,609 and 2,330 during the nine month periods ended June 27, 2025 and June 28, 2024, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $462 and $398 for the three month periods ended June 27, 2025 and June 28, 2024, respectively, and $1,278 and $1,148 for the nine month periods ended June 27, 2025 and June 28, 2024, respectively. Unrecognized compensation cost related to non-vested stock as of June 27, 2025 was $1,907, which amount will be amortized to expense through December 2027 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended June 27, 2025 and June 28, 2024 was $690 and $964, respectively.

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

A summary of RSU activity for the nine months ended June 27, 2025 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 27, 2024	84,192	$64.58
RSUs granted	57,792	33.14
RSUs vested and canceled due to performance targets not being met	(17,041)	101.22
RSU's forfeited	(3,690)	54.20
RSUs at June 27, 2025	121,253	44.76

The Company recognized income related to RSUs of $660 and $384 for the three and nine month periods ended June 27, 2025, respectively, as a result of reversing compensation expense previously recognized, due to an expectation that performance conditions wouldn't be met for certain awards. The Company recognized expense of $201 and income of $239 related to RSUs for the three and nine month periods ended June 28, 2024, respectively. Unrecognized compensation cost related to non-vested RSUs as of June 27, 2025 was $542, which amount will be amortized to expense through September 2027 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Because performance criteria was not met, the RSUs expiring in the nine month period ended June 27,

Index	JOHNSON OUTDOORS INC.
2025 were canceled so shares tendered back to the Company for this purpose were 0 during the nine month period ended June 27, 2025. Shares tendered back to the Company for the reimbursement of withholding taxes were 2,331 during the nine month period ended June 28, 2024.

The fair value of restricted stock units recognized as a tax deduction during the nine month periods ended June 27, 2025 and June 28, 2024 was $0 and $1,171, respectively.

Compensation expense related to units earned by employees (as opposed to grants to outside directors) is based upon the attainment of certain Company financial goals related to cumulative net sales and cumulative operating profit over a three-year performance period. Awards are only paid if at least 80% of the target levels are met, and maximum payouts are made if 120% or more of target levels are achieved. The payouts for achievement at the threshold levels of performance are equal to 50% of the target award amount. The payouts for achievement at maximum levels of performance are equal to 150% of the target award amount, which payout level was increased to 200% of the target award amount for the RSU awards issued to employees for the fiscal 2025 – 2027 performance period. To the extent earned, awards are issued in shares of Company Class A common stock after the end of the three-year performance period.

Employees’ Stock Purchase Plan

The Company’s shareholders previously adopted the Johnson Outdoors Inc. 2009 Employees’ Stock Purchase Plan, which was most recently amended on March 2, 2017, but was terminated effective as of May 9, 2025. Prior to termination, this plan provided for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or on the date of purchase, whichever is lower.

During the three month period ended June 27, 2025, the Company issued 6,203 shares of Class A common stock and recognized $86 of income in connection with the Employees' Stock Purchase Plan. During the nine month period ended June 27, 2025, the Company issued 6,203 shares of Class A common stock and recognized $79 of expense in connection with the Employees' Stock Purchase Plan. During the three month period ended June 28, 2024, the Company issued 4,937 shares of Class A common stock and recognized $25 of expense in connection with this plan. During the nine month period ended June 28, 2024, the Company issued 4,937 shares of Class A common stock and recognized $83 of expense in connection with this plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of June 27, 2025, the Company had approximately 150 leases, with remaining terms ranging from less than one year to 14 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 27, 2025 and June 28, 2024 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three months ended		Nine months ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Lease Cost
Operating lease costs	$2,680	$2,470	$7,951	$7,411
Short-term lease costs	559	602	1,687	1,828
Variable lease costs	53	43	152	129
Total lease cost	$3,292	$3,115	$9,790	$9,368

Included in the amounts in the table above was rent expense to related parties of $314 and $941 for the three and nine months ended June 27, 2025, respectively, and $314 and $941 for the three and nine months ended June 28, 2024, respectively.

As of June 27, 2025, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended June 27, 2025. As of June 27, 2025, the Company did not have any significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Nine months ended
	June 27, 2025	June 28, 2024
Operating leases:

Operating lease ROU assets	$45,038	$49,017

Current operating lease liabilities	7,793	7,648
Non-current operating lease liabilities	39,137	43,124
Total operating lease liabilities	$46,930	$50,772

Weighted average remaining lease term (in years)	10.58	11.21

Weighted average discount rate	3.41%	3.22%

Cash paid for amounts included in the measurement of lease liabilities	$7,565	$6,884

ROU assets obtained in exchange for lease liabilities	$4,147	$3,497

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at June 27, 2025 were as follows:

Index	JOHNSON OUTDOORS INC.

Year	Related parties included in total	Total
Remainder of 2025	$329	$2,580
2026	1,348	9,308
2027	226	7,473
2028	—	4,882
2029	—	3,534
Thereafter	—	29,768
Total undiscounted lease payments	1,903	57,545
Less: Imputed interest	(21)	(10,615)
Total net lease liability	$1,882	$46,930

6    INCOME TAXES

For the three and nine months ended June 27, 2025 and June 28, 2024, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Profit (loss) before income taxes	$10,500	$907	$(4,269)	$9,818
Income tax expense (benefit)	2,758	(715)	975	2,085
Effective income tax rate	26.3%	(78.8)%	(22.8)%	21.2%

The change in the Company’s effective tax rate for the three months ended June 27, 2025 versus the prior year period was primarily due to the change in the geographic mix of profits or losses from a tax perspective in the current year. The Company's effective tax rate is impacted by valuation allowances in certain foreign tax jurisdictions and, as a result, changes in the geographic source of Company profits or losses between periods can, in certain instances, have varying impacts on the Company's effective tax rate during a particular period.

The change in the effective tax rate for the nine months ended June 27, 2025 compared to the nine months ended June 28, 2024 was primarily due to the recording of an unrecognized tax benefit and the change in the geographic mix of profits or losses from a tax perspective in the current year as compared to the prior year. The Company's effective tax rate is impacted by valuation allowances in certain foreign tax jurisdictions and, as a result, changes in the geographic source of Company profits or losses between periods can, in certain instances, have varying impacts on the Company's effective tax rate during a particular period.

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

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended June 27, 2025 and June 28, 2024 were:

Index	JOHNSON OUTDOORS INC.

June 27, 2025	June 28, 2024
Indonesia	Indonesia
Switzerland	Switzerland

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves for unrecognized tax benefits due to the impact of changes in its assumptions or as a result of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation.  The Company recorded a $858 unrecognized tax benefit including interest and penalties of $258 during the nine month period ended June 27, 2025 and estimates that reductions to unrecognized tax benefits for the remainder of fiscal 2025 will total $700 due mainly to lapses in statutes of limitations.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized benefits as a component of income tax expense.

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. We are currently assessing its potential impact on our estimated annual effective tax rate.

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	June 27, 2025	September 27, 2024	June 28, 2024
Raw materials	$85,956	$103,780	$107,384
Finished goods	77,776	106,008	115,776
	$163,732	$209,788	$223,160

8    GOODWILL

The changes in goodwill during the nine months ended June 27, 2025 and June 28, 2024 were as follows:

	June 27, 2025	June 28, 2024
Balance at beginning of period	$—	$11,172
Acquisitions	10,231	—
Amount attributable to movements in foreign currency rates	(69)	(12)
Balance at end of period	$10,162	$11,160

The goodwill at June 27, 2025 relates to the acquisition of Endless Summer Technologies Proprietary, Ltd. See Note 18 below for additional information on the acquisition.

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

Index	JOHNSON OUTDOORS INC.
During the fourth quarter of fiscal 2024, the Company's annual goodwill impairment test indicated the carrying value of the Fishing reporting unit exceeded its estimated fair value as of the measurement date of August 30, 2024. As a result, the Company recognized a goodwill impairment charge in the fourth quarter of fiscal 2024, which reduced the carrying value of the balance of goodwill reported as of June 28, 2024 of $11,167 to $0 as of September 27, 2024. This non-cash impairment was primarily driven by reduced cash flow projections in the Fishing reporting unit, prompted by ongoing market challenges and competitive pressure occurring in this segment.

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the nine months ended June 27, 2025 and June 28, 2024.

	June 27, 2025	June 28, 2024
Balance at beginning of period	$10,211	$11,741
Expense accruals for warranties issued during the period	8,969	6,359
Less current period warranty claims paid	(6,737)	(7,168)
Balance at end of period	$12,443	$10,932

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

11    INDEBTEDNESS

The Company had no debt outstanding at June 27, 2025, September 27, 2024, or June 28, 2024.

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

Index	JOHNSON OUTDOORS INC.
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

The interest rate is based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company’s leverage ratio for the trailing twelve month period.  The interest rates on the Revolver at both June 27, 2025 and June 28, 2024 were approximately 5.4% and 6.45%, respectively. During the Second Amendment Period, the interest rate on borrowings under the Revolver will equal SOFR plus a 1.75% applicable margin.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured, except as noted above during the Second Amendment Period.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of June 27, 2025 or June 28, 2024.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $67 and $67 as of June 27, 2025 and June 28, 2024, respectively.

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

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at June 27, 2025, September 27, 2024 and June 28, 2024 due to the short term maturities of these instruments. See Note 13 for discussion of fair value of cash and cash equivalents. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

Index	JOHNSON OUTDOORS INC.
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

The following table summarizes the Company’s financial assets measured at fair value as of June 27, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$28,617	$—	$—	$28,617
Marketable securities	—	2,331	—	2,331
Total	$28,617	$2,331	$—	$30,948

The following table summarizes the Company’s financial assets measured at fair value as of September 27, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$29,059	$—	$—	$29,059
Marketable securities	—	16,541	—	16,541
Total	$29,059	$16,541	$—	$45,600

The following table summarizes the Company’s financial assets measured at fair value as of June 28, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,793	$—	$—	$27,793
Marketable securities	—	23,783	—	23,783
Total	$27,793	$23,783	$—	$51,576

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended June 27, 2025 and June 28, 2024 was:

		Three Months Ended		Nine months ended
	Location of income recognized in Statement of Operations	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Rabbi trust assets	Other income (expense), net	$2,407	$403	$(358)	$5,175

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the nine month periods ended June 27, 2025 or June 28, 2024.

13    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

The Company considers all short-term investments in interest bearing accounts and all securities and other instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

Index	JOHNSON OUTDOORS INC.
The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in the Condensed Consolidated Statements of Shareholders' Equity.

At June 27, 2025, cost for marketable securities was determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the period presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The following table summarizes the Company’s marketable securities measured at fair value as of June 27, 2025:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate Canadian Government Bonds	$2,326	$2,331	$5	$—
Total	$2,326	$2,331	$5	$—

The following table summarizes the Company’s marketable securities measured at fair value as of September 27, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$7,493	$7,496	$3	$—
Fixed rate Canadian Government Bonds	9,025	9,045	20	—
Total	$16,518	$16,541	$23	$—
The following table summarizes the Company’s marketable securities measured at fair value as of June 28, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$14,984	$14,975	$—	$9
Fixed rate Canadian Government Bonds	8,830	8,808	—	22
Total	$23,814	$23,783	$—	$31

Proceeds from the maturities of available for sale securities were $14,021 and $19,650 for the nine month periods ended June 27, 2025 and June 28, 2024, respectively. There were no sales or purchases of available-for-sale securities for the nine month periods ended June 27, 2025 or June 28, 2024. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

The future contractual maturities of the marketable securities held at June 27, 2025 are as follows: $2,331 within one year, classified as Short-Term Investments on the Condensed Consolidated Balance Sheets, and $0 greater than one year, but less than five years, classified as Investments on the Condensed Consolidated Balance Sheets.

14    NEW ACCOUNTING PRONOUNCEMENTS

    Recently issued accounting pronouncements

Index	JOHNSON OUTDOORS INC.
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The amendments in this ASU are effective in fiscal 2025, and interim periods in fiscal 2026, on a retrospective basis, with early adoption permitted. The Company does not expect this guidance to have a material effect on its financial statements and disclosures.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At June 27, 2025, the right to returns asset was $1,447 and the accrued returns liability was $3,783. At June 28, 2024, the right to returns asset was $1,195 and the accrued returns liability was $2,981. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

The Company has historically reported "Camping" and "Watercraft Recreation" segments separately. As of December 27, 2024, the Company combined these two segments into one segment, "Camping & Watercraft Recreation," consistent with the manner in which its chief operating decision maker ("CODM") assesses performance and makes resource allocations. The operating segment change was for financial reporting purposes only and did not impact or result in changes to operations of the business segments, nor did it impact the Company's consolidated financial statements, but it did impact our previous segment footnote disclosure and the table below, including the corresponding items of segment information disclosed in the prior year.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024	September 27, 2024
Net sales:
Fishing:
Unaffiliated customers	$140,243	$130,415	$357,138	$379,242
Interunit transfers	436	122	904	395
Camping & Watercraft Recreation:
Unaffiliated customers	18,884	21,946	46,153	52,861
Interunit transfers	24	51	58	110
Diving
Unaffiliated customers	21,197	19,856	52,691	54,248
Interunit transfers	4	5	14	15
Other / Corporate	331	255	671	621
Eliminations	(464)	(178)	(976)	(520)
Total	$180,655	$172,472	$456,653	$486,972
Operating profit (loss):
Fishing	$14,553	$5,258	$15,761	$24,214
Camping & Watercraft Recreation:	1,588	2,031	2,188	1,534
Diving	1,576	898	255	22
Other / Corporate	(10,387)	(8,693)	(26,212)	(26,483)
	$7,330	$(506)	$(8,008)	$(713)
Total assets (end of period):
Fishing			$304,451	$365,842	$325,882
Camping & Watercraft Recreation:			78,304	77,821	69,516
Diving			97,008	81,818	77,465
Other / Corporate			154,710	154,344	162,349
			$634,473	$679,825	$635,212

Other Segment Information
During the three and nine month periods ended June 27, 2025, one customer of the Company's Fishing and Camping & Watercraft Recreation segments accounted for more than 10% of the Company's consolidated revenues, which amounted to net sales of approximately $34,171 and $95,215, respectively, of the Company's consolidated revenues. During the three and nine month periods ended June 28, 2024, one customer of the Company's Fishing and Camping & Watercraft Recreation segments accounted for more than 10% of the Company's consolidated revenues, which amounted to net sales of approximately $41,273 and $150,166, respectively, of the Company's consolidated revenues.

During the first quarter of fiscal 2024, the Fishing segment of the Company sold a building, which resulted in a gain of approximately $1,900, which was recorded in Other income, net in the accompanying Condensed Consolidated Statements of Operations.

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the nine months ended June 27, 2025 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2024	$6,056	$17	$(109)	$5,964
Other comprehensive loss before reclassifications	(4,915)	(1)	—	(4,916)
Amounts reclassified from accumulated other comprehensive income	—	—	11	11
Tax effects	—	—	(2)	(2)
Balance at December 27, 2024	$1,141	$16	$(100)	$1,057
Other comprehensive income before reclassifications	1,133	(4)	—	1,129
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—	—	(3)	(3)
Balance at March 28, 2025	$2,274	$12	$(93)	$2,193
Other comprehensive income before reclassifications	5,192	(8)	—	5,184
Amounts reclassified from accumulated other comprehensive income	—	—	11	11
Tax effects	—	—	(2)	(2)
Balance at June 27, 2025	$7,466	$4	$(84)	$7,386

The changes in AOCI by component, net of tax, for the nine months ended June 28, 2024 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2023	$3,581	$(121)	$(137)	$3,323
Other comprehensive income before reclassifications	3,059	138	—	3,197
Amounts reclassified from accumulated other comprehensive income	—		10	10
Tax effects	—	(36)	(3)	(39)
Balance at December 29, 2023	$6,640	$(19)	$(130)	$6,491
Other comprehensive loss before reclassifications	(2,379)	(24)	—	(2,403)
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—	6	(2)	4
Balance at March 29, 2024	$4,261	$(37)	$(122)	$4,102
Other comprehensive loss before reclassifications	(439)	20	—	(419)
Amounts reclassified from accumulated other comprehensive income	—	—	9	9
Tax effects	—	(6)	(3)	(9)
Balance at June 28, 2024	$3,822	$(23)	$(116)	$3,683

    The reclassifications out of AOCI for the three and nine months ended June 27, 2025 and June 28, 2024 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$11	$10	$32	$29	Other income and expense
Tax effects	(2)	(2)	(7)	(8)	Income tax expense
Total reclassifications for the period	$9	$8	$25	$21

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

The Company is currently in the process of finalizing the fair value of the assets acquired and the liabilities assumed in this acquisition and anticipates completing the valuation of intangibles and other assets, including any final cash, debt, net working capital adjustments and the related tax effects, within this fiscal year. The following table summarizes the provisional fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of acquisition:

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
Transaction costs incurred for the acquisition to date were approximately $635, of which approximately $135 was recognized during the nine months ended June 27, 2025, and which are included in Administrative management, finance and information systems expenses in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended June 27, 2025 and June 28, 2024. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Recent Developments

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 27, 2024, the Company’s business is subject to risks related to, among other factors, tariffs put in the place by the United States or other countries, including ongoing negotiations on tariffs by the United States with foreign nations and trading partners. During the nine months ended June 27, 2025, the United States government has announced additional tariffs on goods imported into the U.S. from numerous countries. These tariffs may result in an increase costs to the Company, which may ultimately negatively impact demand for our products and/or reduce the Company's overall profitability. The Company continues to analyze the potential impacts of the tariffs and actions that can be taken to mitigate their effects, including, among other options, adjusting our supply chain strategy, evaluating potential operational changes to improve efficiencies, and considering potential adjustments to our pricing strategy.

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 27, 2024, the Company is subject to risks related to changes in tax laws or rulings. On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently assessing the potential impact of the OBBB Act on our estimated annual effective tax rate.

Highlights

Net sales of $180,655 for the third quarter of fiscal 2025 increased $8,183, or 5%, from the same period in the prior year. The increase between quarterly periods was mainly driven by innovation and new product success across several of the Company's product categories. Gross margin increased to 37.6% compared to 35.8% in the prior year quarter. In addition to the gross margin improvement, lower operating expenses also contributed to a $7,836 improvement in operating profit in the current year quarter versus the prior year quarter.

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

	Fiscal Year
	2024		2023		2022
Quarter Ended	Net Sales	Operating Loss	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit
December	23%	—%	27%	47%	21%	21%
March	30%	1%	30%	97%	26%	23%
June	29%	1%	28%	149%	27%	36%
September	18%	98%	15%	(193)%	26%	20%
	100%	100%	100%	100%	100%	100%

Results of Operations

Index	JOHNSON OUTDOORS INC.

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales:
Fishing	$140,679	$130,537	$358,042	$379,637
Camping & Watercraft Recreation	18,908	21,997	46,211	52,971
Diving	21,201	19,861	52,705	54,263
Other / Corporate / Eliminations	(133)	77	(305)	101
Total	$180,655	$172,472	$456,653	$486,972
Operating profit (loss):
Fishing	$14,553	$5,258	$15,761	$24,214
Camping & Watercraft Recreation	1,588	2,031	2,188	1,534
Diving	1,576	898	255	22
Other / Corporate / Eliminations	(10,387)	(8,693)	(26,212)	(26,483)
Total	$7,330	$(506)	$(8,008)	$(713)

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales - Third Fiscal Quarter

Consolidated net sales for the three months ended June 27, 2025 were $180,655, an increase of $8,183, or 5%, compared to $172,472 for the three months ended June 28, 2024. Foreign currency translation had a negligible impact on current year third quarter net sales compared to the prior year's third quarter net sales.

Net sales for the three months ended June 27, 2025 for the Fishing business were $140,679, an increase of $10,142, or 8%, from $130,537 during the third fiscal quarter of the prior year. The increase in sales in this segment between quarters was mainly due sales generated by the introduction of new products.

Net sales for the Camping & Watercraft Recreation business were $18,908 for the third quarter of the current fiscal year, a decrease of $3,089, or 14%, from the prior year net sales during the same period of $21,997. As previously announced, the Company exited the Eureka! brand in this segment and completed all sales of Eureka! inventory in the first fiscal quarter of 2025. There were no Eureka! sales in the current year third quarter, compared to approximately $3,573 of Eureka! sales in the prior year third quarter. Excluding the impact of Eureka! sales in the prior year third quarter, sales in this segment increased slightly over the prior year third quarter due to success of new Jetboil products introduced into the market by the Company.

Net sales for Diving for the third quarter of fiscal 2025 were $21,201, which increased $1,340, or 7%, compared to net sales of $19,861 for the three months ended June 28, 2024. The sales increase over the prior year third quarter was primarily driven by modest improvements in market conditions across certain regions, which led to slightly higher demand in those regions. Additionally, foreign currency translation had a favorable impact of approximately 2% on sales in this segment versus the prior year third quarter.

Net Sales - Year-To-Date

Consolidated net sales for the nine months ended June 27, 2025 were $456,653, a decrease of $30,319, or 6%, compared to $486,972 for the nine months ended June 28, 2024. Foreign currency translation had a negligible impact on net sales of the current year to date period compared to the prior year to date period.

Net sales for the nine months ended June 27, 2025 for the Fishing business were $358,042, a decrease of $21,595, or 6%, from $379,637 during the prior year to date period. The growth in sales of new products in the third quarter noted above, was not enough to offset declines in overall sales in this segment in the first two fiscal quarters of 2025 driven in large part by ongoing challenging market conditions.

Index	JOHNSON OUTDOORS INC.
Net sales for the Camping & Watercraft Recreation business were $46,211 for the nine months ended June 27, 2025, a decrease of $6,760, or 13%, from the prior year net sales during the same period of $52,971. As discussed above, the decrease over the prior year to date period is mainly attributable to $7,577 of Eureka! sales in the prior year to date period that were not repeated in the current fiscal year due to the exit of the brand.

Diving net sales for the nine months ended June 27, 2025 were $52,705, which declined $1,558, or 3%, compared to net sales of $54,263 for the nine months ended June 28, 2024, due to continued soft market demand for our Diving segment products across most geographic regions during the first two fiscal quarters of 2025. Foreign currency translation had a favorable impact of less than 1% on sales in this segment versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended June 27, 2025 of $112,728 increased $2,078 compared to $110,650 for the three months ended June 28, 2024, due primarily to the increase in sales volumes over the prior year quarter.

Cost of sales for the nine months ended June 27, 2025 of $297,677 decreased $13,188 compared to $310,865 for the nine months ended June 28, 2024, mainly due to the decrease in sales volumes between year-to-date periods, partially offset by a shift in mix to higher cost products between year-to-date periods.

Gross Profit Margin

For the three months ended June 27, 2025, gross profit as a percentage of net sales increased to 37.6% compared to 35.8% in the three month period ended June 28, 2024, mainly as a result of improved overhead absorption driven by higher sales volumes between periods.

For the nine months ended June 27, 2025, gross profit as a percentage of net sales was 34.8% compared to 36.2% in the nine month period ended June 28, 2024. The decrease in gross profit percentage over the prior year-to-date period was primarily due to promotional pricing on end-of-life products and a shift in mix to higher cost products between year-to-date periods.

Operating Expenses

Operating expenses were $60,597 for the three months ended June 27, 2025, compared to $62,328 for the three months ended June 28, 2024, for a decrease of $1,731 between quarters. The main drivers of the decrease were lower commission rates, reduced promotional expenses, and lower professional services expenses, partially offset by a $2,012 increase in expense related to the Company's deferred compensation plan between quarters. The deferred compensation expense is entirely offset in Other Income, as discussed below.

Operating expenses were $166,984 for the nine months ended June 27, 2025, compared to $176,820 for the nine months ended June 28, 2024, for a decrease of $9,836 between year-to-date periods. Decreased sales volume-driven expenses and a $3,948 decrease in expense related to the Company's deferred compensation plan contributed to the variance versus the prior year-to-date period. The decrease in deferred compensation expense is entirely offset in Other Income, as discussed below.

Operating Profit/Loss

Operating profit on a consolidated basis for the three month period ended June 27, 2025 was $7,330, compared to operating loss of $506 in the third quarter of the prior fiscal year.   As discussed above, the increase in operating profit between quarters was driven by an increase in sales, gross margin improvements and a reduction in operating expenses between periods.

Operating loss on a consolidated basis for the nine month period ended June 27, 2025 was $8,008, compared to an operating loss of $713 in the prior year to date period.   As discussed above, the increase in operating loss between periods was driven primarily by lower sales volumes, promotional pricing and a shift in product mix toward lower margin products between year-to-date periods.

Interest

Interest expense was $49 and $37 for the three months ended June 27, 2025 and June 28, 2024, respectively, and $164 and $115 for the nine months ended June 27, 2025 and June 28, 2024, respectively.

Interest income was $927 and $1,123 for the three months ended June 27, 2025 and June 28, 2024, respectively, and $2,585 and $3,178 for the nine months ended June 27, 2025 and June 28, 2024, respectively.

Index	JOHNSON OUTDOORS INC.

Other Expense (Income), net

Other income was $2,292 for the three months ended June 27, 2025 compared to $327 in the prior year period.  The main driver of the $1,965 increase over the prior year quarter was a $2,012 increase in net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan in the current year quarter over the prior year quarter, entirely offset in operating expenses as noted above. For the three months ended June 27, 2025, foreign currency exchange losses were $456 compared to $28 for the three months ended June 28, 2024.

For the nine months ended June 27, 2025, other income was $1,318, compared to $7,468 in the nine months ended June 28, 2024. The $6,150 decrease between year-to-date periods was mostly attributable to a $3,948 decrease in net investment gains and earnings on the assets related to the Company’s non-qualified deferred compensation plan in the current year to date period over the prior year to date period, entirely offset as a reduction to operating expense as noted above. Additionally, the prior year to date period included a gain on the sale of a building of approximately $1,900. For the nine months ended June 27, 2025, foreign currency exchange losses were $274 compared to $173 for the nine months ended June 28, 2024.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The effective tax rates for the three and nine month periods ended June 27, 2025 were an expense of 26.3% and a benefit of 22.8%, respectively, compared to a benefit of 78.8% and an expense of 21.2% in the corresponding periods of the prior year.

Net Income/Loss

Net income for the three months ended June 27, 2025 was $7,742, or $0.75 per diluted common class A and B share, compared to $1,622, or $0.16 per diluted common class A and B share, for the third quarter of the prior fiscal year.

Net loss for the nine months ended June 27, 2025 was $5,244, or $0.52 per diluted common class A and B share, compared to net income of $7,733, or $0.75 per diluted common class A and B share, for the third quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $161,022 as of June 27, 2025, compared to $148,369 as of June 28, 2024.  The Company’s debt to total capitalization ratio was 0% as of June 27, 2025 and June 28, 2024.  The Company’s total debt balance was $0 as of each of June 27, 2025 and June 28, 2024.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion.

Accounts receivable, net of allowance for credit losses, were $81,993 as of June 27, 2025, an increase of $2,400 compared to $79,593 as of June 28, 2024.  The increase is consistent with the increased sales volumes over the prior year quarter. Inventories were $163,732 as of June 27, 2025, a decrease of $59,428, compared to $223,160 as of June 28, 2024. The decrease is consistent with the Company's ongoing efforts to reduce inventory balances. Accounts payable were $43,478 at June 27, 2025 compared to $43,153 as of June 28, 2024.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended
(thousands)	June 27, 2025	June 28, 2024
Cash provided by (used for):
Operating activities	$32,810	$21,899
Investing activities	(10,002)	3,225
Financing activities	(10,142)	(10,136)
Effect of foreign currency rate changes on cash	527	(19)
Increase in cash and cash equivalents	$13,193	$14,969

Index	JOHNSON OUTDOORS INC.
Operating Activities

Cash provided by operations totaled $32,810 for the nine months ended June 27, 2025 compared to $21,899 during the corresponding period of the prior fiscal year.  The increase in cash provided by operations over the prior year nine month period was due primarily to cash provided by working capital reductions between quarters, partially offset by lower income on decreased sales volumes between year-to-date periods. Depreciation and amortization charges were $15,299 for the nine month period ended June 27, 2025 compared to $14,799 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $10,002 for the nine months ended June 27, 2025 compared to cash provided by investing activities of $3,225 for the corresponding period of the prior fiscal year. Current year cash used for investing activities reflects $12,197 paid to acquire a business, partially offset by the maturity of investments of $14,021. The prior year period included proceeds from maturity of investments of $19,650, as well as proceeds from the sale of a building of $2,244. Capital expenditures were $11,826 in the nine months ended June 27, 2025, compared to $16,449 in the prior year to date period which included investments in expansion of Fishing facilities to accommodate additional production. Any additional capital expenditures in fiscal 2025 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $10,142 for the nine months ended June 27, 2025 compared to $10,136 for the nine month period ended June 28, 2024 and, for both periods, represents the payment of dividends and purchase of treasury stock. The Company had no debt during either nine month period ended June 27, 2025 and June 28, 2024. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of June 27, 2025 the Company held approximately $66,152 of cash, cash equivalents and short-term investments in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended June 27, 2025.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $67 and $67 as of June 27, 2025 and June 28, 2024, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2024 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 11, 2024. There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended June 27, 2025.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending September 27, 2024, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 11, 2024. There have been no significant changes to our market risk in the nine months ended June 27, 2025.

Item 4.    Controls and Procedures

Index	JOHNSON OUTDOORS INC.
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

Item 5. Other Information

(c) Trading Plans.

During the three month period ended June 27, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

Index	JOHNSON OUTDOORS INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: August 1, 2025
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2025 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2025, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.