Form 10-K
period 2025-10-03
JOHNSON OUTDOORS INC
filed 2025-12-12
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2025

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

Large Accelerated Filer	☐
Accelerated Filer	☒
Non-Accelerated Filer	☐
Smaller Reporting Company	☒
Emerging Growth Company	☐

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

As of November 28, 2025, 9,203,034 shares of Class A and 1,206,210 shares of Class B common stock of the registrant were outstanding. The aggregate market value of voting and non-voting common stock of the registrant held by non-affiliates of the registrant was approximately $135,000,000 on March 28, 2025 (the last business day of the registrant’s most recently completed fiscal second quarter) based on approximately 5,464,000 shares of Class A common stock held by non-affiliates as of such date. For purposes of this calculation only, shares of all voting stock are deemed to have a market value of $24.91 per share, the closing price of the Class A common stock as reported on the NASDAQ Global Select MarketSM on March 28, 2025 (the last trading day of the registrant’s most recently completed fiscal second quarter). Shares of common stock held by any executive officer or director of the registrant (including all shares beneficially owned by the Johnson Family, as defined herein) have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of the Shareholders of the Registrant are incorporated by reference into Part III of this report.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from political instability (and its impact on the economies in jurisdictions where the Company has operations), changes in US trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease, which may affect market and economic conditions and may have wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus, and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company's customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, necessary to manufacture and produce the Company's products, including related to shortages in procuring necessary raw materials and components to manufacture and produce such products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, among others, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Jetboil®, Old Town®, Carlisle® and SCUBAPRO®.

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

Fishing brands and related accessories are sold across the globe, with the majority of sales coming from North America through large outdoor specialty retailers, such as Bass Pro Shops and Scheels; large retail store chains; distributors that service independent marine, sporting goods and internet dealers; and original equipment manufacturers (OEM) of boat brands such as Tracker, Skeeter and Ranger.  The Company also sells direct to consumers via its Minn Kota, Humminbird and Cannon websites. Markets outside of North America are accessed through a network of independent international distributors. The Company markets its Fishing brands through several media channels, and is focused on innovation leadership, reliable technology, and quality products.

Camping & Watercraft Recreation

The Company’s Camping & Watercraft segment key brands are:  Jetboil portable outdoor cooking systems, Old Town canoes and kayaks, and Carlisle branded paddles.

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

The Company designs and markets canoes, kayaks and advanced personal watercraft equipment and products under the Old Town brand name for family recreation, touring and angling. Old Town products are manufactured at the Company’s facility in Old Town, Maine.

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

The Company manufactures and assembles buoyancy compensators, regulators, dive computers, gauges, and instruments at its Italian, Indonesian, and South African facilities, and for certain makes or models, from other third party manufacturers. The Company designs and develops diving and snorkeling soft goods, proprietary materials, and other components from third party contract manufacturers.

SCUBAPRO diving equipment is marketed to the premium recreational segment and high-performance technical diving market. Products are sold via select distribution to independent specialty dive stores worldwide. These specialty dive stores generally provide a wide range of services to divers, including regular maintenance, product repair, diving education and travel programs. The Company also sells diving gear direct to consumers via the SCUBAPRO website, internet retailers, and to dive training centers, resorts and public safety units.

The Company markets its equipment via websites, through social media, through information and displays in dive specialty stores, and in diving magazines.

Financial Information for Business Segments

As noted above, the Company has three reportable business segments. See Note 13 to the consolidated financial statements included elsewhere in this report for financial information concerning each business segment.

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

Research and Development

The Company commits significant resources to new product research and development in each of its business segments.  Fishing conducts its product research, design, engineering and software development activities at its locations in Mankato and Little Falls, Minnesota; Alpharetta, Georgia; Toronto, Canada; and Eufaula, Alabama.  Diving maintains research and development facilities in Zurich, Switzerland; Durban, South Africa; and Casarza Ligure, Italy.  Research and development activities for Watercraft Recreation products are performed in Old Town, Maine and Racine, Wisconsin.  Product research, design and innovation for Camping products are conducted at the Company's Racine, Wisconsin, and Old Town, Maine locations.

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

Fishing:  Minn Kota’s primary competitors in the electric trolling motors business are Lowrance, owned by Brunswick Corporation, Garmin and Power-Pole. In addition, Power-Pole is Minn Kota's main competitor in the shallow water anchor business. Competition in both businesses is focused on technological innovation, product quality and durability as well as product features and benefits for fishing.

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

Camping & Watercraft Recreation:  The Company’s portable outdoor cooking systems compete in the specialty and higher end performance backpacking and camping markets.  The primary competitor in portable outdoor cooking systems is MSR.  Competition in this market is based on product size and weight, ease of use, reliability and performance.

In the Company's kayak and canoe product categories its main competitors are Hobie, Pelican International Inc., Wenonah Canoe, Jackson Kayak and Legacy Paddlesports, each of which competes on the basis of their product’s design, performance, quality and price.

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

Employees and Human Capital Resources

At October 3, 2025, the Company had approximately 1,300 regular, full-time employees, of which approximately 950 were employed in the United States and approximately 350 were employed outside of the United States.  Approximately 50 or 4% were represented by a collective bargaining agreement, all of whom are located at our facilities in Batam, Indonesia. In recent years, we have not experienced any significant work slowdowns, stoppages, or other labor disruptions. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products. See "Seasonality" below for additional information on the seasonal nature of our business.

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

	Fiscal Year
	2025		2024		2023
Quarter Ended	Net Sales	Operating (Profit) Loss	Net Sales	Operating Loss	Net Sales	Operating Profit (Loss)
December	18%	125%	23%	0%	27%	47%
March	28%	(30)%	30%	1%	30%	97%
June	31%	(45)%	29%	1%	28%	149%
September	23%	50%	18%	98%	15%	(193)%
	100%	100%	100%	100%	100%	100%

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

We are committed to conducting business and making decisions honestly, fairly and within the law, and are guided by the values and beliefs embodied in our “Code of Conduct.” We are dedicated to earning and keeping the trust and confidence of our shareholders, customers and associates as well as the communities where we do business. Our “Code of Conduct” provides guidelines and a framework for conducting business in an ethical manner. We have adopted policies that seek to promote integrity, an ethical work environment, valuing diversity and promoting financial integrity and responsibility, while at the same time prohibiting unethical and illegal practices. In addition, we annually compile and file a Form SD with the Securities and Exchange Commission regarding “Conflict Minerals Disclosure and Report” as directed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The purpose of this report is to help prevent purchasing products used to finance or benefit armed groups in the covered countries of this filing.

Available Information

The Company maintains a website at www.johnsonoutdoors.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. In addition, the Company makes available on its website, free of charge, its (a) proxy statement for its annual meeting of shareholders; (b) Code of Conduct; (c) Code of Ethics for its Chief Executive Officer and Senior Financial and Accounting Officers; (d) the charters for the following committees of the Board of Directors: Audit; Compensation; Executive; and Nominating and Corporate Governance; and (e) Corporate Governance Guidelines, Insider Trading Policy, Incentive Compensation Recovery Policy, and Stock Ownership Guidelines for directors and executive officers. Except as specifically provided herein, the Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.  Copies of any materials the Company files with the Securities and Exchange Commission (SEC) can also be obtained free of charge through the SEC’s website at www.sec.gov.   The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1 (800) 732-0330.

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

Our business is impacted by international or cross-border trade, including the import and export of products and goods into and out of the United States and trade tensions among nations. For example, U.S. domestic and global tariff frameworks have increased our costs of producing goods and resulted in additional risks to our supply chain. More tariff changes are also possible. We have developed strategies to mitigate, in part, previously implemented and, in some cases, proposed tariff increases, but there is no assurance we will be able to continue to mitigate the materially adverse impact of tariff increases on our financial and operating results. Further, uncertainties about future tariff changes could result in mitigation actions undertaken by us that could prove to be detrimental to our business and our relationships with our customers and suppliers. The scope of the tariffs and the rates at which they are implemented may continue to fluctuate and change in an unpredictable manner that further complicates our ability to implement mitigation actions.

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

As of October 3, 2025, Helen P. Johnson-Leipold, members of her family and related entities (hereinafter the Johnson Family), held approximately 75% of the voting power of both classes of our common stock taken as a whole. This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  Moreover, certain members of the Johnson Family have entered into a voting trust agreement covering approximately 99% of our outstanding class B common shares.  This voting trust agreement permits these shareholders, if they continue to choose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ or another stock exchange. We believe there are approximately 5,433,000 shares of our Class A common stock held by non-affiliates as of October 3, 2025. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

We have significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. Approximately 13% of our revenues for the year ended October 3, 2025 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros and approximately 5% were denominated in Canadian dollars with the remaining 2% denominated in various other foreign currencies. We may mitigate a portion of the impact of fluctuations in certain foreign currencies on our operations through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or to reduce the risk of changes in foreign currency exchange rates on foreign currency borrowings.

Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.

Our international operations subject us to risks, including:

•economic and political instability;
•restrictive actions by foreign governments, including with respect to tariffs, changes in tariff rates or trade policies (whether those of the United States or of a foreign jurisdiction);
•opportunity costs and reputational damage related to the presence of counterfeit versions of the Company’s products in such foreign markets;
•greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
•import duties or import or export restrictions;
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

Governance

The Company has established an Enterprise Risk Committee, which is co-chaired by the Company’s Chief Financial Officer and Senior Managing Director of Legal Affairs, and under that framework has chartered a Cybersecurity Sub-Committee, chaired by the Chief Technology Officer. Both committees include various other members of key senior management. Our Board of Directors (including our Audit Committee through delegation as described below), along with our Enterprise Risk

Committee and Cybersecurity Sub-Committee, are actively involved in providing oversight of our cybersecurity program. The role of the Board of Directors in the Company’s risk oversight process includes receiving reports and presentations from the Enterprise Risk Committee or other senior management leaders on areas of material risk to the Company, including operational, financial, legal and regulatory, strategic, reputational, cybersecurity and Environmental, Social and Governance (“ESG”) related risks and any measures taken to mitigate such risks. In addition, the Board of Directors regularly reviews and discusses areas of material risk at its meetings. In essence, the Board of Directors oversees a company-wide approach to risk management, carried out by Company management. With respect to cybersecurity risk, the Board (through the Audit Committee) periodically reviews information on management’s policies and processes related to the Company’s cybersecurity and data-protection measures, including related to monitoring, controlling and mitigating against such risks, and the entire Board receives periodic updates on the Company’s cybersecurity risk management processes. There have been no material cybersecurity incidents in the periods presented in this Report.

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

As of October 3, 2025, the Company’s principal manufacturing (identified with an asterisk) and other locations are:

Alpharetta, Georgia (Fishing)
Antibes, France (Diving)
Batam, Indonesia* (Diving)
Binghamton, New York (Camping)
Burlington, Ontario, Canada (Fishing, Camping, Watercraft Recreation)
Casarza Ligure, Italy* (Diving)
Chai Wan, Hong Kong (Diving)
Chatswood, Australia (Diving)
Durban, South Africa* (Diving)
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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information with respect to this item is included in Notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this report. The Company’s Class A common stock is traded on the NASDAQ Global Select MarketSM under the symbol: JOUT. There is no public market for the Company’s Class B common stock. However, the Class B common stock is convertible at all times at the option of the holder into shares of Class A common stock on a share for share basis. As of October 3, 2025, the Company had 379 holders of record of its Class A common stock and 16 holders of record of its Class B common stock. We believe the number of beneficial owners of our Class A common stock on that date was substantially greater.

A summary of the high and low closing prices for the Company’s Class A common stock during each quarter of the years ended October 3, 2025, September 27, 2024 and September 29, 2023 is as follows:

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Stock prices:
High	$38.20	$54.94	$68.18	$35.60	$51.52	$71.49	$31.51	$45.63	$64.24	$42.37	$42.40	$60.13
Low	31.62	44.69	46.93	24.77	42.95	58.93	21.71	33.70	56.53	29.26	33.15	52.01

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

Quarterly dividends declared in fiscal 2025 were $0.33 per share of Class A common stock, and $0.30 per share of Class B common stock.  Total dividends declared in fiscal 2025 were $13,530.  Cash dividends paid in fiscal 2025 totaled $13,507 and dividends payable of $3,387 were included in current liabilities at October 3, 2025.

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

Total Shareholder Return

The graph below compares on a market cap weighted cumulative basis the yearly percentage change since October 2, 2020 in the total return (assuming reinvestment of dividends) to shareholders on the Class A common stock with (a) the total return (assuming reinvestment of dividends) on The NASDAQ Stock Market-U.S. Index; (b) the total return (assuming reinvestment of dividends) on the S&P Small Cap 600 Consumer Discretionary Index; and (c) the total return (assuming reinvestment of dividends) on a self-constructed peer group index. The Company’s peer group consists of Clarus Corporation, Brunswick Corporation, Topgolf Callaway Brands, Escalade Inc., Garmin Ltd., Marine Products Corporation, Malibu Boats Inc. and Johnson Health Tech Co., Ltd.  BowFlex, Inc., a company included in previous peer groups in the Company's Annual Report on Form 10-K, was acquired by Johnson Health Tech Co., Ltd. The graph assumes $100 was invested on October 2, 2020 in the Company’s Class A common stock, The NASDAQ Stock Market-U.S. Index, the S&P Small Cap 600 Index, and the peer group index.

* $100 invested on October 2, 2020 in stock or index, including reinvestment of dividends.
Indices calculated on a mid-month basis.

	10/2/2020	10/1/2021	9/30/2022	9/29/2023	9/27/2024	10/3/2025
Johnson Outdoors Inc.	$100.0	$128.2	$60.9	$66.3	$45.5	$54.5
NASDAQ Composite	100.0	132.4	96.9	122.1	168.7	213.5
S&P Small Cap 600 Consumer Discretionary Index	100.0	167.0	110.4	132.6	176.4	182.0
Peer Group	100.0	158.6	92.9	112.5	164.0	222.4

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

Highlights

The Company’s fiscal 2025 full-year revenues remained essentially flat to the prior year. New product successes in the Fishing segment helped to offset sales declines resulting from the exit of the Company's Eureka! brand in the prior year. Favorable overhead absorption and lower inventory reserve adjustments in the current year contributed to a 1.2 point increase in gross margin year over year. An 8% decrease in operating expenses between years, driven mainly by the $11,173 write-off of goodwill in the prior year, as well as a decrease in promotional spending year over year, contributed to a $27,331 improvement in operating loss in fiscal 2025 from fiscal 2024.

Results of Operations

Summary consolidated financial results from continuing operations for the fiscal years presented were as follows:

(thousands, except per share data)	2025	2024	2023
Net sales	$592,415	$592,846	$663,844
Gross profit	208,093	200,980	244,087
Operating expenses	224,284	244,502	232,347
Operating (loss) profit	(16,191)	(43,522)	11,740
Interest income, net	(3,559)	(4,692)	(4,391)
Other income, net	(3,353)	(8,968)	(9,693)
Income tax expense (benefit)	25,015	(3,329)	6,290
Net (loss) income	(34,294)	(26,533)	19,534

The Company’s internal and external sales and operating profit (loss) by business segment for each of the three most recent completed fiscal years were as follows:

	2025	2024	2023
Net sales:
Fishing	$459,162	$452,341	$492,927
Camping & Watercraft Recreation	58,071	66,635	86,087
Diving	75,458	73,628	85,069
Other / Eliminations	(276)	242	(239)
	$592,415	$592,846	$663,844

	2025	2024	2023
Operating profit (loss):
Fishing	$19,570	$(6,598)	$41,325
Camping & Watercraft Recreation	918	(488)	(1,320)
Diving	1,667	(1,244)	6,092
Other / Eliminations	(38,346)	(35,192)	(34,357)
	$(16,191)	$(43,522)	$11,740

See Note 13 to the Consolidated Financial Statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2025 vs. Fiscal 2024

Net Sales

Net sales in fiscal 2025 were $592,415 compared to $592,846 in fiscal 2024. Foreign currency exchange had a negligible impact on the current year’s sales versus the prior year.

Net sales for the Fishing business increased by $6,821, or 2% during fiscal 2025 from fiscal 2024.  The increase in sales in this segment year over year was mainly due to sales generated by the introduction of new products, particularly in the last half of the current fiscal year.

Camping & Watercraft Recreation net sales decreased $8,564, or 13%, in 2025 from 2024. As previously announced, the Company exited the Eureka! brand in this segment, and completed all remaining sales of Eureka! inventory in the first fiscal quarter of 2025. Excluding the impact of Eureka! sales in the prior year, which accounts for a decrease of approximately $9,432 year over year, sales in this segment increased slightly over the prior year due to success of new Jetboil products introduced into the market by the Company during the year.

Diving net sales increased $1,830, or 2%, year over year. The sales increase was primarily driven by modest improvements in market conditions across certain regions, as well as a favorable foreign currency translation impact on sales in this segment of approximately 1% in 2025 versus the prior year period.

Cost of Sales

Cost of sales was $384,322, or 64.9% of net sales, on a consolidated basis for fiscal 2025 compared to $391,866, or 66.1% of net sales, in the prior year. Incremental tariffs incurred during the current year were, in large part, capitalized on the balance sheet at October 3, 2025. The decrease in cost of sales as a percent of net sales year over year was driven primarily by the sell-off of remaining Eureka! branded product in the prior year at very low margins.

Gross Profit

Gross profit of $208,093 was 35.1% of net sales on a consolidated basis for the year ended October 3, 2025 compared to $200,980, or 33.9% of net sales in the prior year.

Gross profit in the Fishing business increased by $3,451 from the prior year due primarily to the 2% increase in net sales year over year. Material and labor cost increases were largely offset by lower inventory reserves and improved absorption of fixed overhead costs between the periods.

Camping & Watercraft Recreation gross profit decreased by $788 from 2024, where the impact of lower sales volumes was partially offset by an improved product mix in fiscal 2025 after fully exiting the Eureka! brand in early 2025.

The $4,494 increase in gross profit in the Diving segment was largely due to increased sales as well as reduced inventory reserves and selected pricing actions taken in the current year.

Operating Expenses

Operating expenses decreased from the prior year by $20,218. Key drivers of the expense change were an $11,173 write off of goodwill in the prior year, approximately $3,600 of lower deferred compensation costs between years, and a decrease in promotional spending versus the prior year period.

Operating expenses for the Fishing segment decreased by $22,717 from fiscal 2024 levels.  This decrease was due primarily to the $11,173 write off of goodwill in the prior year, as well as approximately $10,000 of lower advertising and promotional spend between years.

Camping & Watercraft Recreation operating expenses decreased by $2,194 from the prior year, mainly due to decreased sales volume related costs between years.

Operating expenses for the Diving business increased by $1,583 year over year due primarily to increased variable compensation costs between periods.

The Company's fiscal 2025 general corporate expenses of $38,612 increased $3,110 from $35,502 in fiscal 2024. Higher variable compensation and health insurance costs over the prior year were partially offset by approximately $3,600 of lower deferred compensation costs due to less favorable market conditions on the Company's deferred compensation plan assets during fiscal 2025. The deferred compensation expenses are entirely offset in "Other (income) expense, net" related to marking the plan assets to market.

Operating Results

The Company’s operating loss was $16,191 in fiscal 2025 compared to an operating loss of $43,522 in fiscal 2024.  Fishing operating profit increased by $26,168 from the prior year to a profit of $19,570 due primarily to a goodwill impairment charge in the prior year and increased sales volumes between years, as discussed above.  The operating profit for Camping & Watercraft Recreation was $918 compared to a loss of $488 in 2024 which increase was primarily a result of an improved sales mix of products between periods.  The operating profit for the Diving business was $1,667 in fiscal 2025, up from an operating loss of $1,244 in fiscal 2024, due primarily to decreased materials costs and a favorable product mix between years.

Other Income and Expenses

Interest expense of $224 increased slightly compared to the prior year expense of $152. Interest income of $3,783 decreased from prior year interest income of $4,844 due to the decreased investment balances over the prior year.  Net other income of $3,353 in fiscal 2025 decreased from $8,968 in fiscal 2024.  The current year net other income included market earnings and dividend income on deferred compensation plan assets of $3,415, partially offset by currency losses of $126. The prior year net other income included the gain on the sale of a building of approximately $1,900 and market earnings and dividend income of $7,049 on deferred compensation plan assets, partially offset by currency losses of $385. The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other (income) expense, net” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized a pretax loss of $9,279 in fiscal 2025 compared to a pretax loss of $29,862 in fiscal 2024. The Company recorded income tax expense of $25,015 in 2025, which equated to an effective tax rate of (269.6)%, compared to a tax benefit of $3,329 in 2024, which equated to an effective tax rate of 11.1%.  In fiscal 2025, based on projections for the U.S. tax jurisdictions, the Company determined that it was more likely than not that certain deferred tax assets will not be realized and a valuation allowance balance of $25,880 was reported against the net deferred tax assets for the U.S, resulting in the increase in tax expense over the prior year.

Net Income (Loss)

The Company recognized net loss of $34,294, or $3.35 per diluted common share, in fiscal 2025 compared to net loss of $26,533, or $2.60 per diluted common share, in fiscal 2024 based on the factors discussed above.

Fiscal 2024 vs. Fiscal 2023

Net Sales

Net sales in fiscal 2024 decreased by 11% to $592,846 compared to $663,844 in fiscal 2023. Foreign currency exchange had a negligible impact on sales year over year.

Net sales for the Fishing business decreased by $40,586, or 8% during fiscal 2024 from fiscal 2023.  Softer overall consumer demand and increased competitive pressure in the Fishing market contributed to the decline between years.

Camping & Watercraft Recreation net sales decreased $19,439 in fiscal 2024 from 2023. Approximately $4,500 of the decrease in net sales from the 2023 period was related to the previously disclosed sale of the Military and Commercial Tents product lines during the second fiscal quarter of 2023, with the remainder due primarily to general declines in market demand for camping and watercraft products.

Diving net sales decreased $11,441, or 13%, year over year. The sales decrease was due to softening market demand across all geographic regions, partially offset by a favorable foreign currency translation impact on sales in this segment of approximately 1% in 2024 versus the 2023 period.

Cost of Sales

Cost of sales was $391,866, or 66.1% of net sales, on a consolidated basis for fiscal 2024 compared to $419,757, or 63.2% of net sales, in fiscal 2023. The decrease in total cost of sales dollars was consistent with the decrease in sales year over year. As a percentage of net sales, the increase cost of sales between years was driven primarily by the unfavorable absorption of fixed overhead costs as a result of lower sales volumes between periods.

Gross Profit

Gross profit of $200,980 was 33.9% of net sales on a consolidated basis for the year ended September 27, 2024 compared to $244,087, or 36.8% of net sales in fiscal 2023.

Gross profit in fiscal 2024 in the Fishing business decreased by $28,766 from fiscal 2023 due primarily to the 8% decrease in net sales year over year. While certain material and overhead costs improved year over year as a result of cost savings efforts, it was not enough to overcome unfavorable overhead absorption as a result of the reduced sales volumes between periods, and a product mix that contained lower margin products in fiscal 2024.

Camping & Watercraft Recreation gross profit in fiscal 2024 decreased by $7,309 from 2023, mainly due to lower sales volumes between years, as well as lower absorption of fixed overhead related to such sales decrease.

The $6,935 decrease in gross profit in the Diving segment was largely due to sales volume decreases during fiscal 2024 as compared to fiscal 2023.

Operating Expenses

Operating expenses increased in fiscal 2024 from fiscal 2023 levels by $12,155 despite the decrease in sales volumes. Key drivers of the expense change were an $11,173 write off of goodwill in fiscal 2024, approximately $3,800 of higher deferred compensation costs between years, partially offset by lower incentive compensation and professional services expenses between years.

Operating expenses for the Fishing segment increased by $19,156 from fiscal 2023 levels.  The increase was due primarily to the $11,173 write off of goodwill in fiscal 2024, as well as approximately $11,000 higher advertising and promotional spend between years offset in part by lower warranty expense and lower sales volume related costs.

Camping & Watercraft Recreation operating expenses decreased in fiscal 2024 by $8,142 from fiscal 2023. In addition to decreased sales volume related costs between years, fiscal 2023 included expenses related to the Eureka! product exit of approximately $2,500.

Operating expenses for the Diving business increased by $401 year over year due primarily to severance expense and professional services expenses, partially offset by decreased sales volume related expenses between periods.

The Company's fiscal 2024 general corporate expenses of $35,503 increased $739 from $34,765 in fiscal 2023. More favorable market conditions on the Company's deferred compensation plan assets resulted in approximately $3,800 of higher deferred compensation expense during fiscal 2024 over fiscal 2023, partially offset by lower incentive compensation and professional services expenses year over year. The deferred compensation expenses are entirely offset by a gain in "Other (income) expense, net" related to marking the plan assets to market.

Operating Results

The Company’s operating loss was $43,522 in fiscal 2024 compared to an operating profit of $11,740 in fiscal 2023.  Fishing operating profit decreased by $47,923 in fiscal 2024 to a loss of $6,598 from fiscal 2023 due primarily to lower sales volumes between years, as well as increased operating expenses, as discussed above.  The operating loss for Camping & Watercraft was $488 in fiscal 2024 compared to a loss $1,320 in fiscal 2023 which improvement was primarily a result of the lower operating expenses between periods. The operating loss for the Diving business was $1,244 in fiscal 2024, down from an operating profit of $6,092 in fiscal 2023, due primarily to decreased sales volumes between periods.

Other Income and Expenses

Interest expense of $152 in fiscal 2024 was flat as compared to fiscal 2023 expense of $152. Interest income of $4,844 in fiscal 2024 increased slightly from fiscal 2023 interest income of $4,543 due to the increase in deposit interest rates year over year, as well as increased cash and investment balances year over year.  Net other income of $8,968 in fiscal 2024 decreased from $9,693 in fiscal 2023.  Fiscal 2024 net other income included the gain on the sale of a building of approximately $1,900 and market earnings and dividend income of $7,049 on deferred compensation plan assets, partially offset by currency losses of $385. In fiscal 2023, net other income included the gain on the sale of the Military and Commercial Tents product lines of approximately $6,560, and market earnings and dividends on the deferred compensation plan assets of $3,200, partially offset by $114 of currency losses.  The dividends and market gains and losses on deferred compensation plan assets recognized in the Consolidated Statement of Operations in “Other (income) expense, net” are offset as compensation expense in “Operating expenses.”

Pretax Income and Income Taxes

The Company realized a pretax loss of $29,862 in fiscal 2024 compared to pretax income of $25,824 in fiscal 2023. The Company recorded an income tax benefit of $3,329 in 2024, which equated to an effective tax rate of 11.1%, compared to tax expense of $6,290 in 2023, which equated to an effective tax rate of 24.4%.

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

The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended
(thousands)	October 3 2025	September 27 2024	September 29 2023
Cash provided by (used for):
Operating activities	$56,206	$40,984	$41,713
Investing activities	(11,856)	5,034	(48,374)
Financing activities	(13,563)	(13,695)	(12,732)
Effect of foreign currency rate changes on cash	114	1,321	1,444
Increase (decrease) in cash and cash equivalents	$30,901	$33,644	$(17,949)

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the years shown:

(thousands, except share data)	October 3 2025	September 27 2024
Current assets	$408,788	$428,728
Current liabilities	104,640	90,444
Working capital	$304,148	$338,284
Current ratio	3.9:1	4.7:1

Cash flows provided by operations in fiscal 2025 totaled $56,206, compared to $40,984 in fiscal 2024, and $41,713 in fiscal 2023. While the net loss in fiscal 2025 was larger than fiscal 2024, a significant portion of the current year's loss was driven by non-cash tax expense.

Depreciation and amortization charges were $20,627, $19,608 and $16,295 in fiscal 2025, 2024 and 2023, respectively.

Investing Activities

Cash flows used for investing activities were $11,856 in fiscal 2025, cash flows provided by investing activities were $5,034 in fiscal 2024, and cash flows used for investing activities were $48,374 in fiscal 2023. Fiscal 2025 cash usage reflects the acquisition of the business of Endless Summer Technologies Proprietary Limited (See Note 17 to the consolidated financial statements included elsewhere in this report for a discussion of the acquisition) for cash of $12,197 in the Company's Diving segment offset by proceeds from the maturity of investments of $16,316. During fiscal 2024, the Company received proceeds from maturities of investments of $27,025, as well as proceeds of approximately $1,900 related to the sale of a building. During fiscal 2023, the Company purchased investments of approximately $40,700 which was offset in part by $14,990 of proceeds from selling the Military and Commercial Tent product lines. Expenditures for property, plant and equipment were $15,975, $22,018 and $22,668 in fiscal 2025, 2024 and 2023, respectively. In general, the Company’s ongoing capital expenditures are primarily related to tooling for new products, facilities investments and information systems improvements.

Financing Activities

Cash flows used for financing activities totaled $13,563 in fiscal 2025 compared to $13,695 and $12,732 in 2024 and 2023, respectively, and were primarily for the payment of dividends of $13,507, $13,431 and $12,554 in 2025, 2024, and 2023, respectively.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the year ended October 3, 2025.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance. Letters of credit outstanding at October 3, 2025 and September 27, 2024 were $67 and $67, respectively, and were included in the Company’s total loan availability.  The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of October 3, 2025 or September 27, 2024.

The Company has no other off-balance sheet arrangements.

Market Risk Management

Foreign Exchange Risk

The Company has significant foreign operations, for which the functional currencies are denominated primarily in euros, Swiss francs, Hong Kong dollars and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s consolidated financial statements, increase or decrease, accordingly.  Approximately 13% of the Company’s revenues for the fiscal year ended October 3, 2025 were denominated in currencies other than the U.S. dollar.  Approximately 6% were denominated in euros and approximately 5% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  Changes in foreign currency exchange rates can cause unexpected financial losses or cash flow needs.

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

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. The Company recorded a reserve on US deferred tax assets in fiscal 2025. See Note 6, Income Taxes, to the consolidated financial statements included elsewhere in this report for additional information.

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

In assessing the recoverability of the Company’s goodwill, the Company estimates the fair value of the reporting unit to which the goodwill relates.  Fair value of the reporting unit is estimated using a discounted cash flow model.  If the fair value of a reporting unit exceeds its carrying value, no impairment exists. When the fair value of the reporting unit is less than it's carrying value, an impairment charge is recognized based on the excess of carrying amount over its fair value, not to exceed the carrying value of the goodwill.  The Company recognized a goodwill impairment charge in the fourth quarter of fiscal 2024 of $11,173 in "Goodwill Impairment" in the accompanying Consolidated Statements of Operations in the Fishing segment, resulting in a full impairment of the Company's balance of goodwill. The Company did not recognize any goodwill impairment charges in 2025 or 2023. See Note 1, subheading "Goodwill," to the consolidated financial statements included elsewhere in this report for additional information.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-35.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company carried out an evaluation as of October 3, 2025, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2025 at reaching a level of reasonable assurance.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

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

ITEM 9B.    OTHER INFORMATION

(a) Matters Required to be Disclosed on a Form 8-K

Item 1.01 of Form 8-K: Effective as of December 9, 2025, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement dated as of December 9, 2025 among the Company, certain of the Company’s subsidiaries named therein, certain guarantors named therein, PNC Bank, National Association, as lender and as administrative agent, PNC Capital Markets LLC, as sole lead arranger and bookrunner, and the other lender named therein (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s Amended and Restated Credit Agreement dated as of November 15, 2017, as previously amended effective July 15, 2021 and January 29, 2025, among the Company, certain of the Company’s subsidiaries named therein, PNC Bank, National Association, as lender and as administrative agent, PNC Capital Markets LLC, as sole lead arranger and bookrunner, and the other lender named therein. The material provisions of the new Credit Agreement are as follows:

•The new Credit Agreement provides for borrowings of up to an aggregate principal amount not to exceed $50 million through December 9, 2029 (i.e., the maturity date), including letter of credit and swingline borrowing sublimits of $10 million each;

•Borrowings under the new Credit Agreement are secured generally by substantially all of the personal property of the Company and the subsidiary borrowers. The new credit facility requires springing borrowing base certificate requirements if the availability under the facility is less than $25 million;
•The new Credit Agreement provides the Company with the option to request additional increases in the revolving credit facility for an additional aggregate amount of $50 million (i.e., an aggregate borrowing amount of $100 million) subject to the conditions of the Credit Agreement and subject to the approval of the Lenders;
•Interest is payable under the new Credit Agreement, at the Company’s option, based upon an overnight bank rate, SOFR or the prime rate plus an applicable margin and it resets the interest rate calculation at the Company’s option on an either one, three or six month basis by instituting an applicable margin based on the Company’s net leverage ratio (net of up to $25 million in unrestricted cash and cash equivalents on hand) for the trailing twelve month period. The applicable SOFR margin ranges from 1.25 percent to 2.00 percent;
•The new Credit Agreement requires the Company to maintain a net leverage ratio of less than 3:00 to 1.00     and an interest coverage ratio of not less than 3.50 : 1.00, each tested on a quarterly basis; and
•The new Credit Agreement restricts the Company’s ability to incur additional debt and engage in certain asset or stock acquisitions or dispositions and includes maximum leverage ratio and minimum interest coverage ratio covenants.
•
This description of the Credit Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Credit Agreement, a copy of which is attached hereto as Exhibit 10.20, and which is incorporated herein by reference.

Item 1.02 of Form 8-K: On December 9, 2025, as described in Item 1.01 above, the Company entered into the new Credit Agreement which amended and restated the Company’s Amended and Restated Credit Agreement dated as of November 15, 2017, as previously amended effective July 15, 2021 and January 29, 2025, among the Company, certain of the Company’s subsidiaries named therein, PNC Bank, National Association, as lender and as administrative agent, PNC Capital Markets LLC, as sole lead arranger and bookrunner, and the other lender named therein.

Item 2.03 of Form 8-K: On December 9, 2025, the Company became obligated on direct financial obligations pursuant to the terms of the new Credit Agreement, as described in Item 1.01 above.

(b)Trading Plans

During the three month period ended October 3, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any "Rule 10b5-1 trading arrangement."

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Proposal 1:  Election of Directors,” “Executive Officers,” “Section 16(a) Reports,” "Directors Meetings and Committees - Nominating and Corporate Governance Committee” and “Audit Committee Matters – Audit Committee Financial Expert” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2026.  Information regarding the Company’s Code of Business Ethics is incorporated herein by reference to the discussion under “Corporate Governance Matters – Employee Code of Conduct and Code of Ethics; Corporate Governance Guidelines; and Procedures for Reporting of Accounting Concerns” in the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2026.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information with respect to this item is incorporated herein by reference to the discussion under the headings “Directors Compensation” and “Executive Compensation” and “CEO Pay Relative to Median Pay of our Employees” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2026.

The information incorporated by reference from “Report of the Compensation Committee” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2026, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Stock Ownership of Management and Others” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2026.

Equity Compensation Plan Information

The following table summarizes share information, as of October 3, 2025, for the Company’s equity compensation plans, including the Johnson Outdoors Inc. 2012 Non-Employee Director Stock Ownership Plan, the Johnson Outdoors Inc. 2010 Long-Term Stock Incentive Plan, the Johnson Outdoors Inc. 2020 Long-Term Stock Incentive Plan and the Johnson Outdoors Inc. 2009 Employees' Stock Purchase Plan.  All of these plans have been approved by the Company’s shareholders.

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Available for Future Issuance Under Equity Compensation Plans
2020 Long-Term Stock Incentive Plan	121,253	(1)	$—	258,302	(2)
2012 Non-Employee Director Stock Ownership Plan	5,477		—	—
2023 Non-Employee Director Stock Ownership Plan	—		—	25,807
2009 Employees' Stock Purchase Plan	—		—	62,187
Total All Plans	126,730		—	346,296

(1) Includes 121,253 performance stock unit awards at their target values. The ultimate amount of performance stock units that could vest can range from 0% to 200% of the target amount with respect to awards granted in fiscal 2025 and 0% to 150% with respect to awards granted in fiscal years prior to 2025, or from 0 units to 210,776 units for all awards.

(2) Includes 47,526 of future shares to be issued, as well as up to 210,776 shares of performance stock units that may be issued in shares of Class A Common Stock at the maximum earned level.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2026. Information regarding director independence is incorporated by reference to the discussions under “Corporate Governance Matters-Director Independence” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2026.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated herein by reference to the discussion under the heading “Audit Committee Matters – Fees of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before January 31, 2026.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Operations – Years ended October 3, 2025, September 27, 2024 and September 29, 2023
•Consolidated Statements of Comprehensive Income (Loss) – Years ended October 3, 2025, September 27, 2024 and September 29, 2023
•Consolidated Balance Sheets – October 3, 2025 and September 27, 2024
•Consolidated Statements of Shareholders’ Equity – Years ended October 3, 2025, September 27, 2024 and September 29, 2023
•Consolidated Statements of Cash Flows – Years ended October 3, 2025, September 27, 2024 and September 29, 2023
•Notes to Consolidated Financial Statements

Exhibits

See Exhibit Index.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Racine and State of Wisconsin, on the 12th day of December 2025.

JOHNSON OUTDOORS INC. (Registrant)

By	/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of December 2025.

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

10.19
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

10.20
Second Amended and Restated Credit Agreement dated as of December 9, 2025 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., certain guarantors named therein, PNC Bank, National Association, as lender and administrative agent, PNC Capital markets LLC, as sole lead arranger and bookrunner, and the other lender named therein.

19	Johnson Outdoors Inc. Insider Trading Policy.

21	Subsidiaries of the Company as of October 3, 2025

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (1)

97 +	Johnson Outdoors Inc. Incentive Compensation Recovery Policy, as amended and restated effective as of June 1, 2023.

101
The following materials from Johnson Outdoors Inc.’s Annual Report on Form 10-K for the fiscal year ended October 3, 2025 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith:  (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended October 3, 2025 has been formatted in Inline XBRL (included in Exhibit 101).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 3, 2025. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment, management believes that, as of October 3, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ Helen P. Johnson-Leipold	/s/ David W. Johnson
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Johnson Outdoors Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Johnson Outdoors Inc.'s (the Company) internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated December 12, 2025 expressed an unqualified opinion.

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
December 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Johnson Outdoors Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Johnson Outdoors Inc. and its subsidiaries (the Company) as of October 3, 2025 and September 27, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended October 3, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2025 and September 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 12, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Obsolete and Excess Inventory Reserve
As described within Notes 1 and 15 to the consolidated financial statements, the consolidated gross inventory balance as of October 3, 2025 was $192,453,000, and $21,727,000 in reserves, for a consolidated net inventory balance of $170,726,000, of which a significant portion relates to the Fishing segment. The Company values inventory at the lower of cost (determined using the first-in, first-out method) or net realizable value. Management develops assumptions when estimating the inventory reserves based on expected future demand, market conditions, and industry conditions.

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

Goodwill Impairment
As described in Note 1 to the consolidated financial statements, the Company's goodwill balance was $10,456,000 at October 3, 2025, and is recorded in the Diving reporting unit.. Goodwill is tested for impairment at least annually, at the reporting unit level, by comparing the estimated fair value of the reporting unit to its carrying value. The Company uses a discounted cash flow model, which is considered an income valuation approach, to estimate the fair value of the Diving reporting unit. When the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded for the amount that the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of the goodwill.

We identified the Company's annual goodwill impairment test for the Diving reporting unit as a critical audit matter due to the significant assumptions made by management to estimate the fair value of the reporting unit, including revenue growth rates, profit margins and the discount rate. Auditing management’s assumptions required a high degree of auditor judgment and an increase in audit effort, including the use of our valuation specialists, due to the impact these assumptions could have on the accounting estimate.

Our audit procedures related to the Company’s estimate of fair value of the Diving reporting unit included the following, among others:

•We obtained an understanding of management’s controls relating to estimating the fair value of the Diving reporting unit and tested such controls for design and operating effectiveness.

•We utilized our valuation specialists to test the reasonableness of the discount rate by comparing the inputs used by management to publicly available market data.

•We developed an independent estimate of the Diving reporting unit's fair value using a combination of historical results achieved by the Diving reporting unit and publicly available market data for the Diving reporting unit's industry and compared our independent estimate to management's estimate of fair value.

•We tested the underlying data used by management for completeness and accuracy by comparing it to source information.

•We tested the mathematical accuracy of management’s discounted cash flow model.

We have served as the Company’s auditor since 2010.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 12, 2025

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(thousands, except per share data)	October 3 2025	September 27 2024	September 29 2023
Net sales	$592,415	$592,846	$663,844
Cost of sales	384,322	391,866	419,757
Gross profit	208,093	200,980	244,087
Operating expenses:
Marketing and selling	134,455	144,564	144,446
Administrative management, finance and information systems	57,627	57,643	56,497
Goodwill impairment	—	11,173	—
Research and development	32,202	31,122	31,404
Total operating expenses	224,284	244,502	232,347
Operating (loss) profit	(16,191)	(43,522)	11,740
Interest income	(3,783)	(4,844)	(4,543)
Interest expense	224	152	152
Other income, net	(3,353)	(8,968)	(9,693)
(Loss) profit before income taxes	(9,279)	(29,862)	25,824
Income tax expense (benefit)	25,015	(3,329)	6,290
Net (loss) income	$(34,294)	$(26,533)	$19,534

Weighted average common shares - Basic:
Class A	9,056	9,013	8,968
Class B	1,208	1,208	1,208
Dilutive stock options and restricted stock units	—	—	19
Weighted average common shares - Dilutive	10,264	10,221	10,195
Net (loss) income per common share - Basic:
Class A	$(3.35)	$(2.60)	$1.93
Class B	$(3.35)	$(2.60)	$1.75
Net (loss) income per common share - Diluted:
Class A	$(3.35)	$(2.60)	$1.90
Class B	$(3.35)	$(2.60)	$1.90
Dividends declared per common share:
Class A	$1.32	$1.32	$1.26
Class B	$1.20	$1.20	$1.15

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
(thousands, except per share data)	October 3 2025	September 27 2024	September 29 2023
Net (loss) income	$(34,294)	$(26,533)	$19,534
Other comprehensive income (loss):
Foreign currency translation	1,300	2,475	2,790
Unrealized (loss) gain on available-for-sale securities, net of tax	(17)	138	(121)
Change in pension plans, net of tax	42	28	34
Total other comprehensive income (loss)	1,325	2,641	2,703
Total comprehensive (loss) income	$(32,969)	$(23,892)	$22,237

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(thousands, except share data)	October 3 2025	September 27 2024
ASSETS
Current assets:
Cash and cash equivalents	$176,399	$145,498
Short-term investments	—	16,541
Accounts receivable, net	50,454	40,649
Inventories, net	170,726	209,788
Other current assets	11,209	16,252
Total current assets	408,788	428,728
Property, plant and equipment, net of accumulated depreciation of $210,262 and $192,890, respectively	93,744	96,922
Right of use assets	46,570	47,547
Deferred income taxes	3,074	23,420
Goodwill	10,456	—
Other intangible assets, net	9,529	8,320
Deferred compensation plan assets	30,681	29,092
Other assets	1,261	1,183
Total assets	$604,103	$635,212
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	40,085	36,077
Current lease liability	8,260	7,528
Accrued liabilities:
Salaries, wages and benefits	20,649	12,408
Accrued warranty	12,149	10,211
Income taxes payable	1,757	2,109
Accrued discounts and returns	7,063	7,430
Accrued customer programs	4,373	4,200
Other	10,304	10,481
Total current liabilities	104,640	90,444
Non-current lease liability	40,424	41,806
Deferred income taxes	2,061	1,913
Retirement benefits	1,706	1,645
Deferred compensation plan liability	30,681	29,092
Other liabilities	6,172	6,888
Total liabilities	185,684	171,788
Shareholders' equity:
Preferred stock: none issued	—	—
Common stock:
Class A shares issued and outstanding: 9,166,621 and 9,093,978, respectively	460	456
Class B shares issued and outstanding: 1,206,210 and 1,207,760, respectively	61	61
Capital in excess of par value	91,867	90,146
Retained earnings	321,768	369,592
Accumulated other comprehensive income	7,289	5,964
Treasury stock at cost, shares of Class A common stock: 48,259 and 42,654, respectively	(3,026)	(2,795)
Total shareholders' equity	418,419	463,424
Total liabilities and shareholders' equity	$604,103	$635,212

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT SEPTEMBER 30, 2022	10,192,051	$512	$87,351	$402,821	$620	$(3,290)
Net income	—	—	—	19,534	—	—
Dividends declared	—	—	—	(12,781)	—	—
Issuance of stock under employee stock purchase plan	5,401	—	266	—	—	460
Award of non-vested shares	71,742	2	(2,586)	—	—	2,123
Stock-based compensation	—	—	2,446	—	—	—
B to A conversion	—	—	(2)	—	—	2
Currency translation adjustment	—	—	—	—	2,790	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(121)	—
Change in pension plans, net of tax	—	—	—	—	34	—
Non-vested stock forfeitures	(10,632)	—	759	—	—	(759)
Purchase of treasury stock at cost	(7,613)	—	—	—	—	(444)
BALANCE AT SEPTEMBER 29, 2023	10,250,949	514	88,234	409,574	3,323	(1,908)
Net loss	—	—	—	(26,533)	—	—
Dividends declared	—	—	—	(13,449)	—	—
Issuance of stock under employee stock purchase plan	4,937	—	172	—	—	—
Award of non-vested shares	63,164	3	(3)	—	—	—
Stock-based compensation	—	—	1,292	—	—	—
Currency translation adjustment	—	—	—	—	2,475	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	138	—
Change in pension plans, net of tax	—	—	—	—	28	—
Non-vested stock forfeitures	(7,237)	—	451	—	—	(451)
Purchase of treasury stock at cost	(10,075)	—	—	—	—	(436)
BALANCE AT SEPTEMBER 27, 2024	10,301,738	517	90,146	369,592	5,964	(2,795)
Net loss	—	—	—	(34,294)	—	—
Dividends declared	—	—	—	(13,530)	—	—
Issuance of stock under employee stock purchase plan	6,203	—	120	—	—	—
Award of non-vested shares	72,045	4	(4)	—	—	—
Stock-based compensation	—	—	1,495	—	—	—
B to A conversion	—	—	(90)	—	—	90
Currency translation adjustment	—	—	—	—	1,300	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(17)	—
Change in pension plans, net of tax	—	—	—	—	42	—
Non-vested stock forfeitures	(3,690)	—	200	—	—	(200)
Purchase of treasury stock at cost	(3,465)	—	—	—	—	(121)
BALANCE AT OCTOBER 3, 2025	10,372,831	$521	$91,867	$321,768	$7,289	$(3,026)

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(thousands)	October 3 2025	September 27 2024	September 29 2023
CASH PROVIDED BY OPERATING ACTIVITIES
Net (loss) income	$(34,294)	$(26,533)	$19,534
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	20,044	19,269	16,005
Amortization of intangible assets	583	339	290
Amortization of deferred financing costs	79	35	35
Loss (gain) on sale of productive assets	80	(1,874)	(6,410)
Impairment losses	—	11,173	—
Stock based compensation	1,495	1,292	2,446
Provision for credit losses	1,053	2,914	177
Provision for inventory reserves	1,081	10,985	10,225
Deferred income taxes	20,603	(5,094)	(6,925)
Change in operating assets and liabilities:
Accounts receivable, net	(10,323)	(272)	48,292
Inventories, net	40,897	42,110	(28,381)
Accounts payable and accrued liabilities	11,074	(14,657)	(10,800)
Other current assets	5,093	(806)	(5,444)
Other non-current assets	(57)	119	130
Other long-term liabilities	(1,851)	2,371	2,634
Other, net	649	(387)	(95)
	56,206	40,984	41,713
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Payments for purchase of business	(12,197)	—	—
Purchase of short-term investments	—	(2,218)	(40,696)
Proceeds from maturities of short-term investments	16,316	27,025	—
Capital expenditures	(15,975)	(22,018)	(22,668)
Proceeds from sale of productive assets	—	2,245	14,990
	(11,856)	5,034	(48,374)
CASH USED FOR FINANCING ACTIVITIES
Debt issuance costs paid	(55)	—	—
Common stock transactions	120	172	266
Dividends paid	(13,507)	(13,431)	(12,554)
Purchases of treasury stock	(121)	(436)	(444)
	(13,563)	(13,695)	(12,732)
Effect of foreign currency rate changes on cash	114	1,321	1,444
Increase (decrease) in cash and cash equivalents	30,901	33,644	(17,949)
CASH AND CASH EQUIVALENTS
Beginning of period	145,498	111,854	129,803
End of period	$176,399	$145,498	$111,854

Supplemental Disclosure:
Accrued dividends	$23	$18	$227
Non-cash treasury activity	110	451	938
Cash (received) paid for taxes	(933)	2,065	17,129
Cash paid for interest	171	115	114
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 3, 2025

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

Fiscal Year

The Company’s fiscal year ends on the Friday nearest September 30. The fiscal year ended October 3, 2025 (hereinafter 2025) comprised 53 weeks and the fiscal years ended September 27, 2024 (hereinafter 2024) and September 29, 2023 (hereinafter 2023) each comprised 52 weeks.

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

As of October 3, 2025, the Company held approximately $69,015 of cash and cash equivalents in bank accounts in foreign jurisdictions.
The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at estimated fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in the accompanying Consolidated Statements of Shareholders' Equity. Amortization of premium or discount is reported as Interest income in the accompanying Consolidated Statements of Operations.

Cost for marketable securities is determined using the specific identification method. There were no marketable securities held as of October 3, 2025. The following table summarizes the amortized costs and fair values of the Company's marketable securities measured at fair value as of September 27, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$7,493	$7,496	$3	$—
Fixed rate Canadian Government Bonds	9,025	9,045	20	—
Total	$16,518	$16,541	$23	$—

Proceeds from the maturities of available-for-sale securities were $16,316, $27,025, and $0 during the years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively. During the year ended September 27, 2024, $2,218 of investments were purchased with proceeds from maturities. There were no other sales or purchases of available-for-sale securities for the years ended October 3, 2025, September 27, 2024 and September 29, 2023. There were no unrealized gains or losses reclassified out of accumulated other comprehensive income during the same periods.
At September 27, 2024 contractual maturities were all within one year from the period end and therefore were classified as Short-Term Investments on the Consolidated Balance Sheets. See Note 4 "Fair Value Measurements" for further discussion.

Accounts Receivable

Accounts receivable are recorded at face value less an allowance for credit losses. The allowance for credit losses is based on a combination of factors and it is the Company's best estimate of the amount of estimated lifetime credit losses in accounts receivable. In circumstances where specific collection concerns exist, a reserve is established to reduce the amount recorded to an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for credit losses based on historical experience of bad debts as a percent of outstanding accounts receivable for each business unit. Uncollectible accounts are written off against the allowance for credit losses after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable. The allowance for credit losses is included within Accounts Receivable, net in the accompanying Consolidated Balance Sheets. The Company had no customers that individually accounted for more than 10% of the Company's trade accounts receivable.

Contractual accounts receivable was $51,686 and $44,192, with an allowance for credit losses of $1,232 and $3,543, as of October 3, 2025 and September 27, 2024, respectively. See Note 15 "Valuation and Qualifying Accounts" for activity related to the allowance for credit losses during the year.

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. The Company also considers current forecast plans, as well as market and industry conditions in establishing reserve levels. Though the Company considers these reserve balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required reserve balances. The Company had no suppliers individually accounting for more than 10% of the Company's purchases.

Inventories at the end of the respective fiscal years consisted of the following:

	October 3 2025	September 27 2024
Raw materials	$90,993	$103,780
Finished goods	79,733	106,008
	$170,726	$209,788

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

Property, plant and equipment at the end of the respective years consisted of the following:

	2025	2024
Property improvements	$330	$330
Buildings and improvements	37,082	36,135
Furniture and fixtures, equipment and computer software	266,594	253,347
	304,006	289,812
Less accumulated depreciation	210,262	192,890
	$93,744	$96,922

Depreciation expense for the Company was $20,044, $19,269, and $16,005 for the fiscal years ended October 3, 2025, September 27, 2024, and September 29, 2023, respectively.

Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis as of the last day of the eleventh month of the Company’s fiscal year and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company can elect to perform a quantitative or qualitative test of impairment.

The Company performed a quantitative impairment assessment for goodwill for fiscal years 2025, 2024 and 2023. In conducting its analysis, the Company uses the income approach, through the use of a discounted cash flow model, to compare the reporting unit’s carrying value to its indicated fair value.  The discounted cash flow model used to estimate the fair value of a reporting unit requires considerable management judgment to determine the key assumptions and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 4 below).

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

The results of the impairment tests performed in 2025 and 2023 indicated no impairment to the Company’s goodwill.

The changes in the carrying amount and the composition of the Company's goodwill for fiscal 2025 and 2024 were as follows:

	Fishing	Camping & Watercraft	Diving	Total
Balance at September 29, 2023
Goodwill	$17,401	$13,280	$33,078	$63,759
Accumulated impairment losses	(6,229)	(13,280)	(33,078)	(52,587)
	11,172	—	—	11,172
Currency translation	1	—	—	1
Impairment loss	(11,173)	—	—	(11,173)
Balance at September 27, 2024
Goodwill	17,402	13,280	33,078	63,760
Accumulated impairment losses	(17,402)	(13,280)	(33,078)	(63,760)
	—	—	—	—
Acquisition	—	—	10,231	10,231
Currency translation	—	—	225	225
Balance at October 3, 2025
Goodwill	17,402	13,280	43,534	74,216
Accumulated impairment losses	(17,402)	(13,280)	(33,078)	(63,760)
	$—	$—	$10,456	$10,456

See Note 17 "Acquisitions" for further discussion regarding the acquisition of goodwill during the year ended October 3, 2025.

Other Intangible Assets

Indefinite-lived intangible assets are also tested for impairment annually and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  There were no impairment losses recognized in fiscal 2025, 2024 or 2023.

Intangible assets with definite lives are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over periods ranging from 4 to 15 years.  Amortization of patents and other intangible assets with definite lives was $583, $339 and $290 for 2025, 2024 and 2023, respectively. Amortization of these definite-lived intangible assets is expected to be approximately $559 for fiscal 2026, $542 for fiscal 2027, $336 for fiscal 2028, $295 for both fiscal 2029 and fiscal 2030.

Intangible assets at the end of the last two years consisted of the following:

	2025			2024
	Gross Intangible	Accumulated Amortization	Net	Gross Intangible	Accumulated Amortization	Net
Amortized other intangible assets:
Patents and trademarks	$5,611	$(4,357)	$1,254	$4,111	$(4,107)	$4
Other amortizable intangibles	13,143	(11,893)	1,250	12,597	(11,306)	1,291
Non-amortized trademarks	7,025	—	7,025	7,025	—	7,025
	$25,779	$(16,250)	$9,529	$23,733	$(15,413)	$8,320

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances, such as unplanned negative cash flow, indicate that the carrying amount of these assets may not be fully recoverable.  In such an event, the carrying amount of the asset group is compared to the future undiscounted cash flows expected to be generated by the asset group to determine if impairment exists on these assets.  If impairment is determined to exist, any related impairment loss is calculated based on the difference between the fair value and the carrying value on these assets. During the fourth quarter of fiscal 2024, the Company determined that indicators of potential impairment of long-lived assets were present in the Watercraft and Fishing segments, and, as a result, the Company performed an analysis of future undiscounted cash flows, which exceeded the carrying value of the respective asset groups. Therefore, it was determined there was no impairment of any long-lived assets during fiscal 2024. During the fourth quarters of fiscal 2025 and 2023, the Company determined it was not necessary to perform an impairment analysis, as there were no events or changes in business circumstances that indicated that the carrying amount of the assets may not be fully recoverable. Accordingly, there was no impairment of any long-lived assets during fiscal 2025 or 2023.

Warranties

The Company provides for warranties of certain products as they are sold. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues.  The following table summarizes the warranty activity for the three years in the period ended October 3, 2025.

Balance at September 30, 2022	$9,639
Expense accruals for warranties issued during the period	11,330
Less current period warranty claims paid	(9,228)
Balance at September 29, 2023	$11,741
Expense accruals for warranties issued during the period	8,758
Less current period warranty claims paid	(10,288)
Balance at September 27, 2024	$10,211
Expense accruals for warranties issued during the period	11,989
Less current period warranty claims paid	(10,051)
Balance at October 3, 2025	$12,149

Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income ("AOCI") on the accompanying Consolidated Balance Sheets as of the end of fiscal year 2025, 2024 and 2023 were as follows:

	2025			2024			2023
	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect	Pre-Tax Amount	Tax Effect	Net of Tax Effect
Foreign currency translation adjustment	$7,356	$—	$7,356	$6,056	$—	$6,056	$3,581	$—	$3,581
Unrealized loss on available-for-sale securities	—	—	—	23	(6)	17	(163)	42	(121)
Unamortized loss on pension plans	(194)	127	(67)	(237)	128	(109)	(276)	139	(137)
Accumulated other comprehensive income	$7,162	$127	$7,289	$5,842	$122	$5,964	$3,142	$181	$3,323

The reclassifications out of AOCI for the years ended October 3, 2025, September 27, 2024, and September 29, 2023 were as follows:

	2025	2024	2023	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans
Amortization of loss	$43	$39	$45	Cost of sales / Operating expense
Tax effects	(1)	(11)	(11)	Income tax expense
Total reclassifications for the period	$42	$28	$34

The changes in AOCI by component, net of tax, for the year ended October 3, 2025 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for-sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2024	$6,056	$17	$(109)	$5,964
Other comprehensive income before reclassifications	1,300	(23)	—	1,277
Amounts reclassified from accumulated other comprehensive income	—	—	43	43
Tax effects	—	6	(1)	5
Balance at October 3, 2025	$7,356	$—	$(67)	$7,289

The changes in AOCI by component, net of tax, for the year ended September 27, 2024 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for-sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 29, 2023	$3,581	$(121)	$(137)	$3,323
Other comprehensive income before reclassifications	2,475	186	—	2,661
Amounts reclassified from accumulated other comprehensive income	—	—	39	39
Tax effects	—	(48)	(11)	(59)
Balance at September 27, 2024	$6,056	$17	$(109)	$5,964

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

For the years ended October 3, 2025 and September 27, 2024, basic net loss per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings. For the year ended September 29, 2023, basic income per share for Class A and Class B shares has been presented using the two class method as described above.

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

For the years ended October 3, 2025 and September 27, 2024, the effect of non-vested restricted stock units is excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive. For the year ended September 29, 2023, diluted net income per share reflects the effect of dilutive stock options and restricted stock units and assumes the conversion of Class B common stock into Class A common stock.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 84,167, 67,285 and 63,506 shares for the years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive totaled 93,214, 70,715 and 49,531 shares for the years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively.

The following table sets forth a reconciliation of net income to dilutive earnings used in the diluted earnings per common share calculations and the computation of basic and diluted earnings per common share:

	2025	2024	2023
Net (loss) income	$(34,294)	$(26,533)	$19,534
Less: Undistributed loss (earnings) reallocated to non-vested shareholders	—	—	(122)
Dilutive (loss) earnings	$(34,294)	$(26,533)	$19,412
Weighted average common shares – Basic:
Class A	9,056	9,013	8,968
Class B	1,208	1,208	1,208
Dilutive restricted stock units	—	—	19
Weighted average common shares - Dilutive	10,264	10,221	10,195
Net (loss) income per common share – Basic:
Class A	$(3.35)	$(2.60)	$1.93
Class B	$(3.35)	$(2.60)	$1.75
Net (loss) income per common share – Diluted:
Class A	$(3.35)	$(2.60)	$1.90
Class B	$(3.35)	$(2.60)	$1.90

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

Currency gains and losses are recognized when assets and liabilities of foreign operations, denominated in other than their local currency, are converted into the local currency of the entity. Additionally, currency gains and losses are recognized through the settlement of transactions denominated in other than the local currency.  The Company recognized currency losses from transactions of $126, $385 and $114 in 2025, 2024, and 2023, respectively, which were included in Other income, net in the accompanying Consolidated Statements of Operations.

Because the Company operates internationally, it has exposure to market risk from movements in foreign currency exchange rates.  Approximately 13% of the Company’s revenues for the year ended October 3, 2025 were denominated in currencies other than the U.S. dollar. Approximately 6% were denominated in euros and approximately 5% were denominated in Canadian dollars, with the remaining 2% denominated in various other foreign currencies.  The Company may mitigate the impact on its operating results of a portion of the fluctuations in certain foreign currencies through the purchase of foreign currency swaps, forward contracts and options to hedge known commitments denominated in foreign currencies or borrowings in foreign currencies.  The Company did not use foreign currency forward contracts in 2025, 2024 or 2023.  The Company does not enter into foreign exchange contracts for trading or speculative purposes.

Advertising & Promotions

The Company expenses substantially all costs related to the production of advertising the first time the advertising takes place. Cooperative promotional arrangements are accrued as related revenue is earned.

Advertising and promotions expense in 2025, 2024 and 2023 totaled $34,890, $44,732 and $35,503, respectively. These charges are included in “Marketing and selling expenses.”  Capitalized advertising costs, included in Other current assets, totaled $488 and $413 at October 3, 2025 and September 27, 2024, respectively, and primarily included catalogs and costs of advertising which have not yet run for the first time.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in “Net sales.” Shipping and handling costs are included in “Marketing and selling expenses” and totaled $12,379, $13,196 and $15,519 for 2025, 2024 and 2023, respectively.

Research and Development

The Company expenses research and development costs as incurred except for costs of software development for new electronic products and bathymetry data collection and processing, which are capitalized once technological feasibility is established and are included in Furniture, Fixtures and Equipment. The gross amount capitalized related to software development was $75,030, less accumulated amortization of $45,759, at October 3, 2025 and $66,909, less accumulated amortization of $41,284, at September 27, 2024.  These costs are amortized over the expected life of the software of three to seven years.  Amortization expense related to capitalized software in 2025, 2024 and 2023 was $4,475, $3,350 and $4,062, respectively, and is included in depreciation expense on plant, property and equipment.

Fair Values

The carrying amounts of cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximated fair value at October 3, 2025 and September 27, 2024 due to the short maturities of these instruments. During 2025, 2024 and 2023, the Company held investments in equity and debt securities that were carried at fair value related to its deferred compensation liability which was also carried at the same fair value.  When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at fair value.

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

Marketable Securities
Marketable securities, which are included in "Short-term Investments" and "Investments," based on maturity date, are classified as available-for-sale securities.  These assets are comprised of marketable debt securities, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

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

New Accounting Pronouncements

Recently issued accounting pronouncements

In November 2023, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The amendments in this ASU do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments to this standard apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ending October 3, 2025 and subsequent interim periods. The adoption of this standard did not impact the Company’s results of operations or financial position. See Note 13 Segments of Business for the new disclosures required by the standard.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for
Accounts Receivable and Contract Assets (Topic 326). The update permits entities to elect a practical expedient for estimating expected credit losses on current trade receivables and current contract assets by assuming that conditions existing at the balance sheet date will remain unchanged over the life of those assets. The updated standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The
Company is currently assessing the impact of the amendment to this standard on its consolidated financial statements.

In November 2024, the FASB, issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date, which is intended to clarify the effective date of ASU No. 2024-03. As clarified in ASU 2025-01, the new guidance is effective for annual reporting periods beginning after December 15, 2026 with early adoption permitted. While we anticipate that the adoption of this standard will require additional disclosures, the Company is currently assessing the impact of the amendment to this standard on its consolidated financial statements.

In December 2023, the FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for the Company in fiscal 2026 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures, but this standard update will not have an impact on the Company's results of operations or financial position.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU covers a variety of codification topics, and the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities within the scope of the affected Codification subtopics, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company will monitor the removal of various requirements from the current regulations to determine when to adopt the related amendments, but it does not anticipate that the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

2    INDEBTEDNESS

The Company had no outstanding debt at October 3, 2025 or September 27, 2024.

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

The interest rate on the Revolver is based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin, which margin resets each quarter. The applicable margin ranges from 1.00% to 1.75% and is dependent on the Company's leverage ratio for the trailing twelve month period. The interest rates on the Revolver were approximately 5.2% at October 3, 2025 and 6.0% at September 27, 2024.

The Credit Agreement restricts the Company's ability to incur additional debt, includes maximum leverage ratio and minimum interest coverage ratio covenants and is unsecured.

Subsequent to year-end, effective as of December 9, 2025, the Company entered into a Second Amended and Restated Credit Agreement with its lenders. A description of the terms of the new revolving credit facility is set forth under Item 9B of the Company’s Form 10-K for the fiscal year ending October 3, 2025.

Other Borrowings

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance which totaled $67 and $67 at October 3, 2025 and September 27, 2024, respectively.  The Company had no other unsecured lines of credit as of October 3, 2025 or September 27, 2024.

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

3    RESERVED

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

The carrying value of accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments.

The following table summarizes the Company’s financial assets measured at fair value as of October 3, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$30,680	$—	$—	$30,680
Marketable securities	—	—	—	—
Total	$30,680	$—	$—	$30,680

The following table summarizes the Company’s financial assets measured at fair value as of September 27, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$29,059	$—	$—	$29,059
Marketable securities	—	16,541	—	16,541
Total	$29,059	$16,541	$—	$45,600

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

The effect of changes in the fair value of financial instruments on the Consolidated Statements of Operations for the years ended October 3, 2025, September 27, 2024 and September 29, 2023 was:

	Location of income recognized in Statement of Operations	2025	2024	2023
Rabbi trust assets	Other (income) expense, net	$(1,448)	$(6,669)	$(2,862)

Certain assets and liabilities are measured at fair value on a non-recurring basis in periods subsequent to their initial recognition. No assets or liabilities were measured at fair value on a non-recurring basis in 2025, 2024, or 2023.

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

As of October 3, 2025, the Company had approximately 200 leases, with remaining terms ranging from less than one year to 16 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Variable lease payments are expensed in the period in which the obligation for those payments was incurred. Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the new definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

As of October 3, 2025, the components of lease expense recognized in the accompanying Consolidated Statements of Operations were as follows:

	Year ended	Year ended	Year ended
	October 3, 2025	September 27, 2024	September 29, 2023
Lease Cost
Operating lease costs	$10,780	$9,889	$9,819
Short-term lease costs	2,188	2,393	2,493
Variable leases costs	207	172	171
Total lease cost	$13,175	$12,454	$12,483

Included in the amounts in the table above was rent expense to related parties of $1,278, $1,255 and $1,255, for the years ended October 3, 2025 September 27, 2024, and September 29, 2023, respectively.

As of October 3, 2025 and September 27, 2024, the Company did not have any finance leases. While the Company extended or renewed various existing leases during the year, there were no significant new leases entered into during the year ended October 3, 2025. As of October 3, 2025, the Company did not have any significant operating lease commitments that have not yet commenced.

Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Year ended	Year ended
	October 3, 2025	September 27, 2024
Operating leases:

Operating lease ROU assets	$46,570	$47,547

Current operating leases liabilities	8,260	7,528
Non-current operating lease liabilities	40,424	41,806
Total operating lease liabilities	$48,684	$49,334

Weighted average remaining lease term (in years)	10.14	11.15

Weighted average discount rate	3.38%	3.21%

Cash paid for amounts included in the measurement of lease liabilities	$10,106	$9,194

ROU assets obtained in exchange for lease liabilities	$8,123	$3,906

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at October 3, 2025 were as follows:

Year	Related parties included in total	Total
2026	$1,348	$9,760
2027	226	8,026
2028	—	5,478
2029	—	4,099
2030	—	3,796
Thereafter	—	26,538
Total undiscounted lease payments	1,574	57,697
Less: Imputed interest	(15)	(9,013)
Total net lease liability	$1,559	$48,684

6    INCOME TAXES

The U.S. and foreign income before income taxes for the respective years consisted of the following:

	2025	2024	2023
United States	$(11,745)	$(32,560)	$16,070
Foreign	2,466	2,698	9,754
	$(9,279)	$(29,862)	$25,824

Income tax expense for the respective years consisted of the following:

	2025	2024	2023
Current:
Federal	$1,595	$159	$7,631
State	597	40	2,267
Foreign	2,193	1,618	3,286
Deferred	20,630	(5,146)	(6,894)
	$25,015	$(3,329)	$6,290

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at the end of the respective years are presented below:

	2025	2024
Deferred tax assets:
Inventories	$5,139	$6,126
Compensation	5,437	4,386
Lease liabilities	10,299	10,746
Tax credit carryforwards	1,670	2,272
Net operating loss carryforwards	9,407	5,374
Research and Experimental Expenditures	12,881	8,846
Other	7,820	7,510
Total gross deferred tax assets	52,653	45,260
Less valuation allowance	35,725	6,367
Deferred tax assets	16,928	38,893
Deferred tax liabilities:
Goodwill and other intangibles	2,200	1,395
Right of Use assets	9,806	10,316
Depreciation and amortization	3,097	4,941
Foreign statutory reserves	812	734
Net deferred tax assets	$1,013	$21,507

The net deferred tax assets recorded in the accompanying Consolidated Balance Sheets as of the years ended October 3, 2025 and September 27, 2024 were as follows:

	2025	2024
Non-current assets	$3,074	$23,420
Non-current liabilities	2,061	1,913
Net deferred tax assets	$1,013	$21,507

The significant differences between the statutory federal tax rate and the effective income tax rates for the Company for the respective years shown below were as follows:

	2025	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	4.6%	2.2%	3.4%
Uncertain tax positions, net of settlements	2.0%	—%	(0.3)%
Foreign-derived intangible income ("FDII") deduction	1.7%	—%	(2.3)%
Foreign tax rate differences	(4.6)%	(4.5)%	2.2%
Compensation	(9.0)%	(3.8)%	2.4%
Changes in estimates related to prior years tax return filing	8.2%	(0.2)%	(1.3)%
Goodwill impairment	—%	(7.3)%	—%
Deferred tax asset - valuation allowance	(294.4)%	3.5%	1.7%
Tax Credits	2.6%	1.6%	(2.5)%
Other	(1.7)%	(1.4)%	0.1%
	(269.6)%	11.1%	24.4%

The Company considered both positive and negative evidence in evaluating the need for a valuation allowance relating to the deferred tax assets of the U.S. tax jurisdiction. Based on projections for the U.S. tax jurisdictions the Company determined that it was more likely than not that certain deferred tax assets will not be realized and a valuation allowance balance of $25,880 was reported against the net deferred tax assets for the U.S.

The Company’s net operating loss carryforwards and their expirations as of October 3, 2025 were as follows:

	State	Foreign	Total
Year of expiration
2026-2030	$2,624	$13,874	$16,498
2031-2035	1,946	4,166	6,112
2036-2040	5,263	—	5,263
2041-2045	994	—	994
Indefinite	5,589	23,361	28,950
Total	$16,416	$41,401	$57,817

The Company has tax credit carryforwards as follows:

	State	Federal	Total
Year of expiration
2026-2030	$1,158	$—	$1,158
2031-2035	478	—	478
2036-2040	34	—	34
2041-2045	—	—	—
Total	$1,670	$—	$1,670

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2025	2024
Beginning balance	$6,072	$6,096
Gross increases - tax positions in prior period	—	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	465	460
Settlements	—	—
Lapse of statute of limitations	(695)	(484)
Ending balance	$5,842	$6,072

The total accrued interest and penalties with respect to income taxes was $2,022 and $2,014 for the years ended October 3, 2025 and September 27, 2024, respectively.  The Company’s liability for unrecognized tax benefits as of October 3, 2025 was $5,842, and if recognized, $4,934 of such amount would have an effective tax rate impact.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Interest and penalties of $8, $101 and $47 were recorded as a component of income tax expense in the accompanying Consolidated Statements of Operations during fiscal years 2025, 2024 and 2023, respectively.

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent the remittance does not result in an incremental U.S. tax liability. The Company does not currently provide for the additional U.S. and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. If all undistributed earnings were remitted, an additional income tax provision of approximately $6.1 million would have been necessary as of October 3, 2025.
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The amount of unrecognized tax benefits recognized within the next twelve months may decrease due to expiration of the statute of limitations for certain years in various jurisdictions. The Company is under examination in Germany for fiscal years 2018, 2019, 2020, and 2021 with anticipated completion next fiscal year with no material adjustments. It is possible in the future that other jurisdictions may open an audit prior to the statute expiring that may result in adjustments to the Company’s tax filings. At this time, an estimate of the range of the reasonably possible change cannot be made.
The following tax years remain subject to examination by the Company's respective major tax jurisdictions:

Jurisdiction	Fiscal Years
United States	2022-2025
Canada	2021-2025
France	2021-2025
Germany	2019-2025
Italy	2023-2025
Switzerland	2015-2025

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company does not believe it will have a significant impact on its estimated annual effective tax rate.

7    EMPLOYEE BENEFITS

A majority of the Company’s full-time employees are covered by defined contribution programs. Expenses attributable to the defined contribution programs were approximately $2,136, $2,187 and $2,190 for 2025, 2024 and 2023, respectively.

The Company also has a non-qualified deferred compensation plan that provides certain officers and employees the ability to defer a portion of their compensation until a later date.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates upon retirement, death or termination of employment from the Company.  The deferred compensation liability, which is reported at fair value equal to the related rabbi trust assets, and is classified as “Deferred compensation liability” on our accompanying Consolidated Balance Sheets, was approximately $30,681 and $29,092 as of October 3, 2025 and September 27, 2024, respectively.  See “Note 4 Fair Value Measurements” for additional information.

8    PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock in various classes and series, of which there are none currently issued and none outstanding.

9    COMMON STOCK

The number of authorized and outstanding shares of each class of the Company’s common stock at the end of the respective years was as follows:

	2025	2024
Class A, $0.05 par value:
Authorized	20,000,000	20,000,000
Outstanding	9,166,621	9,093,978
Class B, $0.05 par value:
Authorized	3,000,000	3,000,000
Outstanding	1,206,210	1,207,760

Holders of Class A common stock are entitled to elect 25%, or the next highest whole number, of the members of the Company’s Board of Directors and holders of Class B common stock are entitled to elect the remaining directors. With respect to matters other than the election of directors or any matters for which class voting is required by law, holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share. If any dividends (other than dividends paid in shares of the Company’s stock) are paid by the Company on its common stock, a dividend would be paid on each share of Class A common stock equal to 110% of the amount paid on each share of Class B common stock. Each share of Class B common stock is convertible at any time into one share of Class A common stock. During 2025 and 2024 there were 1,550 and 0 shares of Class B common stock converted into Class A common stock, respectively.

10    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans provide for issuance of options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 284,109 shares of the Company’s Class A common stock available for grant to key executives and non-employee directors at October 3, 2025.  Share awards previously made under the Company's 2010 Long-Term Stock Incentive Plan and 2012 Non-Employee Director Stock Ownership Plan, which no longer allow for additional share grants, also remain outstanding.

The Company recognized additional tax expense of $207 and $351, and $95 for 2025, 2024, and 2023, respectively, from the vesting of restricted stock and restricted stock units.  These amounts were recorded as a component of income tax (benefit) expense. The Company recognizes forfeitures of non-vested equity awards as incurred.

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

A summary of non-vested stock activity for the two year period ended October 3, 2025 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at September 29, 2023	61,242	$66.48
Non-vested stock grants	38,868	48.70
Non-vested stock vested	(36,484)	58.85
Restricted stock forfeited	(7,237)	62.36
Non-vested stock at September 27, 2024	56,389	59.69
Non-vested stock grants	67,312	30.20
Non-vested stock vested	(27,117)	52.73
Restricted stock forfeited	(3,690)	54.20
Non-vested stock October 3, 2025	92,894	40.56

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company. Shares tendered back to the Company were 2,417 and 7,744 during 2025 and 2024, respectively.  The fair value of restricted stock vested during 2025, 2024 and 2023 was approximately $803, $1,562 and $909, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $1,739, $1,690 and $1,612 during 2025, 2024 and 2023, respectively.  The tax benefit recognized during 2025, 2024 and 2023 related to stock based compensation was $422, $410 and $390, respectively.  Unrecognized compensation cost related to non-vested stock as of October 3, 2025 was $1,646, which amount will be amortized to expense through November 2027 or adjusted for changes in future estimated or actual forfeitures.

Restricted Stock Units

All restricted stock units awarded by the Company during fiscal 2025 and in prior years have been granted at their fair market value on the date of grant.  The fair value at date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s shares traded.  The vesting period for RSUs is generally one year from the date of grant for RSUs granted to directors and three years from the date of the grant for RSUs granted to employees.

A summary of RSU activity follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at September 29, 2023	68,244	$76.38
RSUs granted	38,054	54.20
RSUs vested	(17,516)	88.49
RSUs forfeited	(4,590)	62.65
RSUs at September 27, 2024	84,192	64.58
RSUs granted	57,792	33.14
RSUs vested and canceled due to performance targets not being met	(17,041)	101.22
RSUs forfeited	(3,690)	54.20
RSUs at October 3, 2025	121,253	44.76

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company were 0 and 2,331 during 2025 and 2024, respectively.  The fair value of restricted stock units vested during 2025, 2024 and 2023 was approximately $0, $1,171 and $2,247, respectively.

Stock compensation (benefit) expense, net of forfeitures, related to restricted stock units was $(324), $(503) and $732 for the years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively.  The tax expense recognized during 2025 and 2024 related to restricted stock unit based compensation was $28 and $43, respectively, and a benefit of $462 was recognized in 2023. Unrecognized compensation cost related to non-vested restricted stock units as of October 3, 2025 was $482.

For the fiscal years covered herein, compensation expense related to units earned by certain employees is based upon the attainment of certain financial goals related to cumulative net sales and cumulative operating profit over a three-year performance period. Awards are only paid if at least 80% of the target levels are met and maximum payouts are made if 120% of more of target levels are achieved. The payouts for achievement at the minimum threshold levels of performance are equal to 50% of the target award amount. The payouts for achievement at maximum levels of performance are equal to 200% of the target award amount for awards made with respect to the fiscal 2025 - 2027 performance period and 150% for awards made with respect to earlier performance periods. To the extent earned, awards are issued in shares of Company common stock after the end of the three year performance period.

Employees' Stock Purchase Plan

The 2009 Employees’ Stock Purchase Plan (the “Purchase Plan”) formerly provided for the issuance of shares of Class A common stock at a purchase price of not less than 85% of the fair market value of such shares on the date of grant or at the end of the offering period, whichever is lower. The Company terminated the Purchase Plan effective as of May 9, 2025.

The Company issued 6,203, 4,937 and 5,401 shares of Class A common stock under the Purchase Plan during the years 2025, 2024 and 2023, respectively, and recognized expense of $80, $105 and $102 in 2025, 2024 and 2023, respectively.

11    RELATED PARTY TRANSACTIONS

The Company conducts transactions with certain related parties including organizations controlled by the Johnson Family. These transactions include product purchases, aviation services, office rental, and facility fees.  Total costs of these transactions were $1,782, $1,537 and $1,473 for 2025, 2024 and 2023, respectively.  Amounts due to/from related parties were immaterial at October 3, 2025 and September 27, 2024.

12    REVENUES

Revenue recognition

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our goods at a point in time based on shipping terms and transfer of title. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. The amount of consideration received can vary, primarily because of customer incentive or rebate arrangements. The Company estimates variable consideration based on the expected value of total consideration to which customers are likely to be entitled based on historical experience and projected market expectations. Included in the estimate is an assessment as to whether any variable consideration is constrained. Revenue estimates are adjusted at the earlier of a change in the expected value of consideration or when the consideration becomes fixed. For all contracts with customers, the Company has not adjusted the promised amount of consideration for the effects of a significant financing component as the period between the transfer of the promised goods and the customer's payment is expected to be one year or less. Sales are made on normal and customary short-term credit terms, generally ranging from 30 to 90 days, or upon delivery of point of sale transactions. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. The right to returns asset is included in Other Current Assets and the accrued returns liability is included in Other Current Liabilities on the accompanying Consolidated Balance Sheets. At October 3, 2025, the right to returns asset was $981 and the accrued returns liability was $2,595. At September 27, 2024, the right to returns asset was $1,718 and the accrued returns liability was $4,052. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

13    SEGMENTS OF BUSINESS

The Company conducts its worldwide operations through separate business segments, each of which represent major product lines. Operations are conducted in the U.S. and various foreign countries, primarily in Europe, Canada and the Pacific Basin. During the years ended October 3, 2025, September 27, 2024, and September 29, 2023, combined sales to one customer of the Company's Fishing, Camping and Watercraft Recreation segments represented approximately $119,540, $113,509, and $101,392 respectively, of the Company's consolidated revenues.

The Company has historically reported "Camping" and "Watercraft Recreation" segments separately. Starting in the first fiscal quarter of 2025, the Company combined these two segments into one segment, "Camping & Watercraft Recreation," consistent with the manner in which its chief operating decision maker ("CODM") assesses performance and makes resource allocations. The operating segment change was for financial reporting purposes only and did not impact or result in changes to operations of the business segments, nor did it impact the Company's consolidated financial statements, but it did impact our previous segment footnote disclosure and the table below, including the corresponding items of segment information disclosed in the prior year.

The Company sold the Military and Commercial Tent product lines of its Camping & Watercraft Recreation business segment to a third party in an asset sale for a purchase price of $14,990 during the second quarter of fiscal 2023, resulting in a gain on sale, net of final working capital true-up, of approximately $6,560, which was recorded in Other (income) expense, net in the Company’s accompanying Consolidated Statements of Operations. The sale did not include the Eureka! brand name or the Eureka! consumer/recreational Camping business line.

During fiscal 2024 and 2025, the Company also exited the Eureka! brand of the Camping & Watercraft Recreation segment, which included liquidating all remaining consumer inventory of Eureka! branded products and winding down operations. Discontinuing the Eureka! branded product line allows the Company to focus solely on the Jetboil product line, which we believe has a strong position in the outdoor cooking market. The Company incurred expenses of approximately $4,800 in fiscal 2023 related to the wind down of the Eureka! branded business, which included accruing exit costs and increasing inventory reserves, as well as incurring a contribution expense for a $2,000 donation of Eureka! inventory to a nonprofit organization. The related costs in fiscal 2025 and 2024 were insignificant. These costs are recorded in Costs of Sales and Operating Expenses in the Consolidated Statements of Operations.

The Company’s Chief Executive Officer, who has been identified as the CODM, primarily uses operating profit as the measure of profit or loss to assess segment performance and allocate resources. Operating profit represents net sales less cost of goods sold and operating expenses. Net Sales are directly attributed to each segment. Segment operating expenses include operating expenses directly attributable to the segment, as well as certain shared corporate administration and other costs which are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated. The CODM evaluates segment profitability based on operating profit (loss) because it provides key insights to operational leverage and other key operational metrics for each segment. Additionally, segment operating profit (loss) is used in the annual budgeting and forecasting process, and budget-to-actual and forecast-to-actual variances are considered when determining how resources should be allocated to each segment.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Consolidated Statements of Operations, and inter-unit transfers, which are priced to recover costs plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the years presented. The accounting policies of the Company’s reportable segments are the same as those described in Note 1. Summary of Significant Accounting Policies.

A summary of the Company’s operations by business segment is presented below:

Twelve Months Ended October 3, 2025	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$458,099	$57,990	$75,436	$890	$592,415
Interunit transfers	1,063	81	22	(1,166)	—
Net Sales	459,162	58,071	75,458	(276)	592,415
Cost of goods sold	319,740	32,888	32,236	(542)	384,322
Gross profit	139,422	25,183	43,222	266	208,093
Marketing and selling expense	85,917	17,129	20,620	10,789	134,455
Administrative management, finance and information systems expense	10,133	4,492	15,961	27,041	57,627
Goodwill impairment	—	—	—	—	—
Research and development expense	23,802	2,644	4,974	782	32,202
Operating profit (loss)	$19,570	$918	$1,667	$(38,346)	$(16,191)

Depreciation and amortization expense	$14,797	$1,697	$1,045	$3,088	$20,627
Capital expenditures	$13,152	$514	$1,325	$984	$15,975
Goodwill, net	$—	$—	$10,456	$—	$10,456
Total assets (end of period)	$279,007	$70,944	$92,718	$161,434	$604,103

Twelve Months Ended September 27, 2024	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$451,842	$66,529	$73,610	$865	$592,846
Interunit transfers	499	106	18	(623)	—
Net Sales	452,341	66,635	73,628	242	592,846
Cost of goods sold	316,370	40,664	34,900	(68)	391,866
Gross profit	135,971	25,971	38,728	310	200,980
Marketing and selling expense	96,959	18,427	20,535	8,643	144,564
Administrative management, finance and information systems expense	10,249	5,140	15,395	26,859	57,643
Goodwill impairment	11,173	—	—	—	11,173
Research and development expense	24,188	2,892	4,042	—	31,122
Operating profit (loss)	$(6,598)	$(488)	$(1,244)	$(35,192)	$(43,522)

Depreciation and amortization expense	$13,871	$1,626	$763	$3,348	$19,608
Capital expenditures	$17,248	$1,229	$990	$2,551	$22,018
Goodwill, net	$—	$—	$—	$—	$—
Total assets (end of period)	$325,882	$69,516	$77,465	$162,349	$635,212

Twelve Months Ended September 29, 2023	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$491,890	$85,848	$85,031	$1,075	$663,844
Interunit transfers	1,037	239	38	(1,314)	—
Net Sales	492,927	86,087	85,069	(239)	663,844
Cost of goods sold	328,190	52,807	39,406	(646)	419,757
Gross profit	164,737	33,280	45,663	407	244,087
Marketing and selling expense	89,592	23,554	22,269	9,031	144,446
Administrative management, finance and information systems expense	9,671	7,562	13,531	25,733	56,497
Goodwill impairment	—	—	—	—	—
Research and development expense	24,149	3,484	3,771	—	31,404
Operating profit (loss)	$41,325	$(1,320)	$6,092	$(34,357)	$11,740

Depreciation and amortization expense	$11,653	$1,157	$711	$2,774	$16,295
Capital expenditures	$17,427	$2,553	$828	$1,860	$22,668
Goodwill, net	$11,172	$—	$—	$—	$11,172
Total assets (end of period)	$363,463	$79,956	$83,555	$154,632	$681,606

The Company attributes revenue to individual countries based on the customer's location, not the shipping point or manufacturing site. A summary of the Company’s operations by geographic area is presented below:

	2025	2024	2023
Net sales:
United States:
Unaffiliated customers	$516,567	$513,978	$569,383
Interunit transfers	22,333	20,958	33,873
Europe:
Unaffiliated customers	34,952	34,406	39,155
Interunit transfers	9,231	8,456	9,866
Canada:
Unaffiliated customers	28,448	31,502	39,465
Interunit transfers	—	93	—
Other:
Unaffiliated customers	12,449	12,959	15,841
Interunit transfers	3,712	57	18
Eliminations	(35,277)	(29,563)	(43,757)
	$592,415	$592,846	$663,844
Total assets:
United States	$478,102	$520,834
Europe	54,810	52,486
Canada	39,151	38,431
Other	32,040	23,461
	$604,103	$635,212
Long-term assets (1):
United States	$176,136	$174,106
Europe	5,855	6,468
Canada	1,134	1,162
Other	9,116	1,327
	$192,241	$183,063

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

15    VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2025, 2024 and 2023:

	Balance at Beginning of Year	Additions (Deductions) Charged to Costs and Expenses	Less Deductions	Balance at End of Year
Year Ended October 3, 2025
Allowance for credit losses	$3,543	$1,026	$3,337	$1,232
Reserves for inventory valuation	24,796	(1)	3,068	21,727
Valuation of deferred tax assets	6,367	29,623	264	35,726
Reserves for sales returns	4,052	1,990	3,446	2,596
Year ended September 27, 2024
Allowance for credit losses	$907	$2,914	$278	$3,543
Reserves for inventory valuation	18,471	10,985	4,660	24,796
Valuation of deferred tax assets	7,101	320	1,054	6,367
Reserves for sales returns	1,773	5,710	3,431	4,052
Year ended September 29, 2023
Allowance for credit losses	$1,037	$177	$307	$907
Reserves for inventory valuation	9,089	10,225	843	18,471
Valuation of deferred tax assets	6,700	1,067	666	7,101
Reserves for sales returns	2,200	2,448	2,875	1,773

16    QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

The following summarizes quarterly operating results for the years presented below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(thousands, except per share data)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$107,649	$138,644	$168,349	$175,856	$180,655	$172,472	$135,762	$105,874
Gross profit	32,183	52,854	58,866	61,431	67,927	61,822	49,117	24,873
Operating profit (loss)	(20,239)	46	4,901	(253)	7,330	(506)	(8,183)	(42,809)
Income (loss) before income taxes	(18,927)	5,899	4,158	3,012	10,500	907	(5,010)	(39,680)
Income tax expense (benefit)	(3,637)	1,944	1,854	856	2,758	(715)	24,040	(5,414)
Net income (loss)	$(15,290)	$3,955	$2,304	$2,156	$7,742	$1,622	$(29,050)	$(34,266)
Net income (loss) per common share - Basic:
Class A	$(1.49)	$0.39	$0.22	$0.21	$0.75	$0.16	$(2.83)	$(3.35)
Class B	$(1.49)	$0.35	$0.22	$0.21	$0.72	$0.16	$(2.83)	$(3.35)
Net income (loss) per common share - Diluted:
Class A	$(1.49)	$0.38	$0.22	$0.21	$0.75	$0.16	$(2.83)	$(3.35)
Class B	$(1.49)	$0.38	$0.22	$0.21	$0.75	$0.16	$(2.83)	$(3.35)

Due to changes in stock prices during the year and the timing of issuance of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the entire year.

17    ACQUISITIONS

On October 25, 2024, the Company acquired all the outstanding common stock of Endless Summer Technologies Proprietary, Limited ("EST") and related patents and other assets used in EST's business and operations in a purchase transaction with EST's sole shareholder (the "Seller"). EST, based in Durban, South Africa, has been a long term supplier of products to the Company and it specializes in the design, development and manufacturing of scuba equipment through unique application of existing, new and emerging technologies. The EST acquisition is included in the Company's Diving segment, and is expected to provide new innovative products, unlock synergies and enhance operating efficiencies for the Diving segment.

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

The Company finalized the purchase accounting during the fourth quarter of fiscal 2025, and there were no material adjustments made during the measurement period. The following table summarizes the fair values of the assets acquired and liabilities assumed, and the resulting goodwill acquired at the date of acquisition:

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$245
Inventories	2,261
Other current assets	72
Property, plant and equipment	502
Identifiable intangible assets	1,439
Deferred tax asset	237
Less, accounts payable and accruals	(1,680)
Less, long term liabilities	(1,110)
Total identifiable net assets	1,966
Goodwill	10,231
Net assets acquired	$12,197

Pro forma financial information has not been presented because such amounts are not material to the unaudited condensed consolidated financial statements.

Transaction costs incurred for the acquisition to date were approximately $635, of which approximately $135 was recognized during the year ended October 3, 2025, and which are included in Administrative management, finance and information systems expenses in the accompanying Condensed Consolidated Statements of Operations.