Form 10-Q
period 2026-01-02
JOHNSON OUTDOORS INC
filed 2026-02-06
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2026

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer ☐Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 29, 2026, 9,246,844 shares of Class A and 1,206,210 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(thousands, except per share data)	January 2, 2026	December 27, 2024
Net sales	$140,935	$107,649
Cost of sales	89,325	75,466
Gross profit	51,610	32,183
Operating expenses:
Marketing and selling	33,504	30,384
Administrative management, finance and information systems	13,156	14,476
Research and development	7,862	7,562
Total operating expenses	54,522	52,422
Operating loss	(2,912)	(20,239)
Interest income	(1,320)	(1,033)
Interest expense	57	47
Other income, net	(394)	(326)
Loss before income taxes	(1,255)	(18,927)
Income tax expense (benefit)	2,045	(3,637)
Net loss	$(3,300)	$(15,290)

Weighted average common shares - Basic:
Class A	9,075	9,039
Class B	1,206	1,208
Participating securities	60	23
Weighted average common shares - Dilutive	10,341	10,270
Net loss per common share - Basic:
Class A	$(0.33)	$(1.49)
Class B	$(0.33)	$(1.49)
Net loss per common share - Diluted:
Class A	$(0.33)	$(1.49)
Class B	$(0.33)	$(1.49)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
(thousands)	January 2, 2026	December 27, 2024
Net loss	$(3,300)	$(15,290)
Other comprehensive income (loss):
Foreign currency translation	1,095	(4,915)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(1)
Change in pension plans, net of tax	8	9
Total other comprehensive income (loss)	1,103	(4,907)
Total comprehensive loss	$(2,197)	$(20,197)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	January 2, 2026	October 3, 2025	December 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$130,731	$176,399	$95,270
Short term investments	—	—	6,347
Accounts receivable, net	85,108	50,454	68,297
Inventories	183,940	170,726	201,606
Other current assets	9,255	11,209	16,532
Total current assets	409,034	408,788	388,052
Property, plant and equipment, net of accumulated depreciation of $215,268, $210,262 and $195,989, respectively	93,774	93,744	96,666
Right of use assets	44,691	46,570	48,248
Deferred income taxes	1,509	3,074	29,813
Goodwill	10,882	10,456	10,451
Other intangible assets, net	9,390	9,529	9,781
Deferred compensation plan assets	29,587	30,681	28,665
Other assets	1,266	1,261	1,192
Total assets	$600,133	$604,103	$612,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,135	$40,085	$33,491
Current lease liability	8,074	8,260	8,161
Accrued liabilities:
Salaries, wages and benefits	15,378	20,649	15,602
Accrued warranty	12,512	12,149	12,113
Income taxes payable	545	1,757	1,548
Accrued discounts and returns	8,884	7,063	6,980
Accrued customer programs	3,904	4,373	3,852
Other	10,763	10,304	9,914
Total current liabilities	108,195	104,640	91,661
Non-current lease liability	38,749	40,424	41,897
Deferred income taxes	2,071	2,061	1,803
Retirement benefits	1,731	1,706	1,570
Deferred compensation liability	29,610	30,681	28,666
Other liabilities	6,228	6,172	6,987
Total liabilities	186,584	185,684	172,584
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,246,844, 9,166,621 and 9,119,752, respectively	464	460	457
Class B shares issued and outstanding: 1,206,210, 1,206,210 and 1,207,760, respectively	61	61	61
Capital in excess of par value	92,669	91,867	90,852
Retained earnings	315,069	321,768	350,940
Accumulated other comprehensive income	8,392	7,289	1,057
Treasury stock at cost, shares of Class A common stock: 50,208, 48,259 and 49,001, respectively	(3,106)	(3,026)	(3,083)
Total shareholders’ equity	413,549	418,419	440,284
Total liabilities and shareholders’ equity	$600,133	$604,103	$612,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Three Months Ended January 2, 2026
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 3, 2025	10,372,831	$521	$91,867	$321,768	$7,289	$(3,026)
Net loss	—	—	—	(3,300)	—	—
Dividends declared	—	—	—	(3,399)	—	—
Award of non-vested shares	82,172	4	(4)	—	—	—
Stock-based compensation	—	—	806	—	—	—
Currency translation adjustment	—	—	—	—	1,095	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Purchase of treasury stock at cost	(1,949)	—	—	—	—	(80)
BALANCE AT JANUARY 2, 2026	10,453,054	$525	$92,669	$315,069	$8,392	$(3,106)

Three Months Ended December 27, 2024
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
BALANCE AT SEPTEMBER 27, 2024	10,301,738	$517	$90,146	$369,592	$5,964	$(2,795)
Net loss	—	—	—	(15,290)	—	—
Dividends declared	—	—	—	(3,362)	—	—
Award of non-vested shares	32,121	1	(1)	—	—	—
Stock-based compensation	—	—	507	—	—	—
Currency translation adjustment	—	—	—	—	(4,915)	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1)	—
Change in pension plans, net of tax of $3	—	—	—	—	9	—
Non-vested stock forfeitures	(3,690)	—	200	—	—	(200)
Purchase of treasury stock at cost	(2,657)	—	—	—	—	(88)
BALANCE AT DECEMBER 27, 2024	10,327,512	$518	$90,852	$350,940	$1,057	$(3,083)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(thousands)	January 2, 2026	December 27, 2024
CASH USED FOR OPERATING ACTIVITIES
Net loss	$(3,300)	$(15,290)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	4,942	4,675
Amortization of intangible assets	157	128
Amortization of deferred financing costs	18	9
Stock based compensation	806	507
Loss on disposal of productive assets	10	19
Deferred income taxes	1,582	(6,471)
Change in operating assets and liabilities:
Accounts receivable, net	(34,554)	(27,931)
Inventories, net	(12,966)	8,561
Accounts payable and accrued liabilities	3,043	(596)
Other current assets	1,980	(331)
Other non-current assets	(21)	—
Other long-term liabilities	144	(990)
Other, net	(256)	801
	(38,415)	(36,909)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of businesses	—	(12,180)
Proceeds from maturity of short-term investments	—	9,764
Capital expenditures	(4,293)	(4,084)
	(4,293)	(6,500)
CASH USED FOR FINANCING ACTIVITIES
Dividends paid	(3,399)	(3,362)
Purchases of treasury stock	(80)	(88)
	(3,479)	(3,450)
Effect of foreign currency rate changes on cash	519	(3,369)
Decrease in cash and cash equivalents	(45,668)	(50,228)
CASH AND CASH EQUIVALENTS
Beginning of period	176,399	145,498
End of period	$130,731	$95,270

Supplemental Disclosure:
Cash paid for taxes	$126	$1,080
Cash paid for interest	5	35
Non-cash treasury stock activity	—	200

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of January 2, 2026 and December 27, 2024, and their results of operations for the three month periods then ended and cash flows for the three month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2025 which was filed with the Securities and Exchange Commission on December 12, 2025.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for credit losses of $1,148, $1,232 and $3,587 as of January 2, 2026, October 3, 2025 and December 27, 2024, respectively. The determination of the allowance for credit losses is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for credit losses based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for credit losses after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three month periods ended January 2, 2026, and December 27, 2024, basic net income (loss) per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings. Accordingly, basic loss per share for Class A and Class B shares has been presented using the two class method described above.

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

For the three month periods ended January 2, 2026 and December 27, 2024, the effect of non-vested restricted stock units is excluded from the diluted income (loss) per share calculation as their inclusion would have been anti-dilutive.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 141,089 and 59,564 for the three months ended January 2, 2026 and December 27, 2024, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 59,386 and 97,763 for the three months ended January 2, 2026 and December 27, 2024, respectively.

Dividends per share

Dividends per share for the three month periods ended January 2, 2026 and December 27, 2024 were as follows:

	Three Months Ended
	January 2, 2026	December 27, 2024
Dividends declared per common share:
Class A	$0.33	$0.33
Class B	$0.30	$0.30

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 173,038 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at January 2, 2026. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan, which no longer allow for additional share grants, also remain outstanding.

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

Index	JOHNSON OUTDOORS INC.
A summary of non-vested stock activity for the three months ended January 2, 2026 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 3, 2025	92,894	$40.56
Non-vested stock grants	82,172	41.67
Restricted stock vested	(6,332)	80.94
Non-vested stock at January 2, 2026	168,734	39.59

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 1,949 and 1,609 during the three month periods ended January 2, 2026 and December 27, 2024, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $644 and $354 for the three month periods ended January 2, 2026 and December 27, 2024, respectively. Unrecognized compensation cost related to non-vested stock as of January 2, 2026 was $4,427, which amount will be amortized to expense through December 2028 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the three month periods ended January 2, 2026 and December 27, 2024 was $260 and $169, respectively.

Restricted Stock Units

All restricted stock units (RSUs) awarded by the Company have been granted in the form of units payable in shares of Class A common stock upon vesting. The units are valued at the fair market value of a share of Class A common stock on the date of grant and vest within one year from the date of grant for RSUs granted to directors, and subject to satisfaction of applicable performance and/or continued service criteria, three years from the date of grant for RSUs granted to employees.  The fair value at the date of grant is based on the number of units granted and the average of the Company’s high and low Class A common stock trading price on the date of grant or, if the Company’s Class A shares did not trade on the date of grant, the average of the Company’s high and low Class A common stock trading price on the last preceding date on which the Company’s Class A shares traded.

A summary of RSU activity for the three months ended January 2, 2026 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 3, 2025	121,253	$44.76
RSUs granted	28,899	40.92
RSUs vested and canceled due to performance targets not being met	(31,619)	56.54
RSUs at January 2, 2026	118,533	40.68

The Company recognized expense related to RSUs of $162 and $115 for the three month periods ended January 2, 2026 and December 27, 2024, respectively. Unrecognized compensation cost related to non-vested RSUs as of January 2, 2026 was $1,531, which amount will be amortized to expense through September 2028 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 0 during both of the three month periods ended January 2, 2026 and December 27, 2024.

The fair value of restricted stock units recognized as a tax deduction during the three month periods ended January 2, 2026 and December 27, 2024 was $0 and $0, respectively.

Index	JOHNSON OUTDOORS INC.
Compensation expense related to units earned by employees (as opposed to grants to outside directors) is based upon the attainment of certain pre-determined financial performance goals for the Company. For awards made in fiscal 2026, those goals are based on fiscal 2026 net sales and pre-tax income as a percentage of sales, weighted equally. The awards cover a one-year performance period but have a time based vesting requirement of three years. Awards are only paid if at least 70% of the target levels are met, and maximum payouts are made if 120% or more of target levels are achieved. The payouts for achievement at the threshold levels of performance are equal to 25% of the target award amount. The payouts for achievement at maximum levels of performance are equal to 200% of the target award amount for units granted in fiscal 2026 and fiscal 2025.

For the units granted prior to fiscal 2026, the financial goals are related to cumulative net sales and cumulative operating profit and are measured over a three-year performance period. Awards are only paid if at least 80% of the target levels are met, and maximum payouts are made if 120% or more of target levels are achieved. The payouts for achievement at the threshold levels of performance are equal to 50% of the target award amount. The payouts for achievement at maximum levels of performance are equal to 150% of the target award amount for units awarded prior to fiscal 2026. To the extent earned, awards are issued in shares of Company Class A common stock after the end of the vesting period.

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

During the three month period ended January 2, 2026, the Company issued 0 shares of Class A common stock and recognized $0 of income in connection with the Employees' Stock Purchase Plan. During the three month period ended December 27, 2024, the Company issued 0 shares of Class A common stock and recognized $38 of expense in connection with this plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of January 2, 2026, the Company had approximately 150 leases, with remaining terms ranging from less than one year to 14 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three months ended January 2, 2026 and December 27, 2024 were as follows:

	Three months ended
	January 2, 2026	December 27, 2024
Lease Cost
Operating lease costs	$2,659	$2,624
Short-term lease costs	573	567
Variable lease costs	58	49
Total lease cost	$3,290	$3,240

Index	JOHNSON OUTDOORS INC.
Included in the amounts in the table above was rent expense to related parties of $313 and $314 for the three month periods ended January 2, 2026 and December 27, 2024, respectively.

As of January 2, 2026, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended January 2, 2026. As of January 2, 2026, the Company did not have any significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Three months ended
	January 2, 2026	December 27, 2024
Operating leases:

Operating lease ROU assets	$44,691	$48,248

Current operating lease liabilities	8,074	8,161
Non-current operating lease liabilities	38,749	41,897
Total operating lease liabilities	$46,823	$50,058

Weighted average remaining lease term (in years)	10.12	10.73

Weighted average discount rate	3.4%	3.35%

Cash paid for amounts included in the measurement of lease liabilities	$2,582	$2,508

ROU assets obtained in exchange for lease liabilities	$233	$3,228

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at January 2, 2026 were as follows:

Year	Related parties included in total	Total
Remainder of 2026	$1,016	$7,271
2027	226	8,131
2028	—	5,576
2029	—	4,123
2030	—	3,796
Thereafter	—	26,537
Total undiscounted lease payments	1,242	55,434
Less: Imputed interest	(9)	(8,611)
Total net lease liability	$1,233	$46,823

6    INCOME TAXES

For the three months ended January 2, 2026 and December 27, 2024, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended
(thousands, except tax rate data)	January 2, 2026	December 27, 2024
Loss before income taxes	$(1,255)	$(18,927)
Income tax expense (benefit)	2,045	(3,637)
Effective income tax rate	(162.9)%	19.2%

The change in the Company’s effective tax rate for the three months ended January 2, 2026 versus the prior year period was primarily due to an adjustment related to its U.S. valuation allowance on deferred tax assets. Additionally, the change was further driven by the geographic mix of profits or losses from a tax perspective in the current year. The Company's effective tax rate is impacted by valuation allowances in domestic and certain foreign tax jurisdictions and, as a result, changes in the geographic source of Company profits or losses between periods can, in certain instances, have varying impacts on the Company's effective tax rate during a particular period.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company considers such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Due to recent operating losses in the U.S., the Company has evaluated the realizability of U.S. net deferred tax assets. The Company determined during fiscal year 2025 that it was more likely than not that certain deferred tax assets will not be realized and a valuation allowance was reported against the net deferred tax assets for the U.S.

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended January 2, 2026 and December 27, 2024 were:

January 2, 2026	December 27, 2024
Indonesia	Indonesia
Switzerland	Switzerland
United States

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

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

Index	JOHNSON OUTDOORS INC.

	January 2, 2026	October 3, 2025	December 27, 2024
Raw materials	$85,965	$90,993	$103,447
Finished goods	97,975	79,733	98,159
	$183,940	$170,726	$201,606

8    GOODWILL

The changes in goodwill during the three months ended January 2, 2026 and December 27, 2024 were as follows:

	January 2, 2026	December 27, 2024
Balance at beginning of period	$10,456	$—
Acquisitions	—	10,451
Amount attributable to movements in foreign currency rates	426	—
Balance at end of period	$10,882	$10,451

The goodwill at January 2, 2026 relates to the acquisition of Endless Summer Technologies Proprietary, Ltd. in the Company's Diving segment. See Note 18 below for additional information on the acquisition.

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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the three months ended January 2, 2026 and December 27, 2024.

	January 2, 2026	December 27, 2024
Balance at beginning of period	$12,149	$10,211
Expense accruals for warranties issued during the period	2,268	4,044
Less current period warranty claims paid	(1,905)	(2,142)
Balance at end of period	$12,512	$12,113

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

11    INDEBTEDNESS

The Company had no debt outstanding at January 2, 2026, October 3, 2025, or December 27, 2024.

Revolver

Index	JOHNSON OUTDOORS INC.
The Company and certain of its subsidiaries entered into an unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. ("the Lending Group").  This credit facility consisted of a $75 million Revolving Credit Facility among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (as amended, the “Credit Agreement” or “Revolver”). The Revolver provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gave the Company the option to request an increase of the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders.

On July 15, 2021, the Company entered into a First Amendment to this credit facility that extended its expiration date from November 15, 2022, to July 15, 2026. On January 29, 2025, the Company entered into a Second Amendment to this credit facility that reduced the Revolver to $50,000 (but maintained the accordion feature) and modified the terms of the Credit Agreement.

Effective as of December 9, 2025, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement which amends and restates the Company’s Amended and Restated Credit Agreement dated as of November 15, 2017, as previously amended effective July 15, 2021 and January 29, 2025, among the Company, certain of the Company’s subsidiaries named therein, PNC Bank, National Association, as lender and as administrative agent, PNC Capital Markets LLC, as sole lead arranger and bookrunner, and the other lender named therein. The material provisions of the new Credit Agreement are as follows:

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

The interest rates on the Revolver at January 2, 2026 and December 27, 2024 were approximately 4.8% and 5.5%, respectively.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of January 2, 2026 or December 27, 2024.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $67 and $67 as of January 2, 2026 and December 27, 2024, respectively.

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

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at January 2, 2026, October 3, 2025 and December 27, 2024 due to the short term maturities of these instruments. See Note 13 for discussion of fair value of cash and cash equivalents. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

Valuation Techniques

Rabbi Trust Assets
Rabbi trust assets are classified as trading securities and are comprised of marketable debt and equity securities that are marked to fair value based on unadjusted quoted prices in active markets.  The rabbi trust assets are used to fund amounts the Company owes to certain officers and other employees under the Company’s non-qualified deferred compensation plan.  These assets are reported as "Deferred compensation plan assets" in the accompanying Condensed Consolidated Balance Sheets, and the mark to market adjustments on the assets are recorded in “Other income, net” in the accompanying Condensed Consolidated Statements of Operations. The offsetting deferred compensation liability is also reported at fair value as "Deferred compensation liability" in the accompanying Condensed Consolidated Balance Sheets. Changes in the liability are recorded in "Administrative management, finance and information systems" expense in the accompanying Condensed Consolidated Statements of Operations.

Marketable Securities
Marketable securities are classified as available-for-sale, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

The following table summarizes the Company’s financial assets measured at fair value as of January 2, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$29,587	$—	$—	$29,587
Marketable securities	—	—	—	—
Total	$29,587	$—	$—	$29,587

The following table summarizes the Company’s financial assets measured at fair value as of October 3, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$30,681	$—	$—	$30,681
Marketable securities	—	—	—	—
Total	$30,681	$—	$—	$30,681

The following table summarizes the Company’s financial assets measured at fair value as of December 27, 2024:

Index	JOHNSON OUTDOORS INC.

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$28,665	$—	$—	$28,665
Marketable securities	—	6,347	—	6,347
Total	$28,665	$6,347	$—	$35,012

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three month periods ended January 2, 2026 and December 27, 2024 was:

		Three Months Ended
	Location of income recognized in Statement of Operations	January 2, 2026	December 27, 2024
Rabbi trust assets	Other income (expense), net	$(802)	$(1,488)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the three month periods ended January 2, 2026 or December 27, 2024.

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

Cost for marketable securities is determined using the specific identification method. A summary of the amortized costs and fair values of the Company’s marketable securities at the end of the period presented is shown in the following table. All of the Company’s marketable securities are classified as Level 2, as defined by FASB ASC 820, with fair values determined using significant other observable inputs, which include quoted prices in markets that are not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

There were no marketable securities held as of January 2, 2026 or October 3, 2025. The following table summarizes the Company’s marketable securities measured at fair value as of December 27, 2024:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate US Government Bonds	$—	$—	$—	$—
Fixed rate Canadian Government Bonds	6,325	6,347	22	—
Total	$6,325	$6,347	$22	$—

There were no purchases or sales of available-for-sale securities during the three month periods ended January 2, 2026. Proceeds from the maturities of available-for-sale securities were $9,764 for the three month period ended December 27, 2024. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

At December 27, 2024, contractual maturities were all within one year from the period end and therefore were classified as Short-Term Investments on the accompanying Condensed Consolidated Balance Sheets.

Index	JOHNSON OUTDOORS INC.
14    NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In November 2023, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The amendments in this ASU do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments to this standard apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ending October 3, 2025 and subsequent interim periods. The adoption of this standard did not impact the Company’s results of operations or financial position. See Note 16 Segments of Business for the new disclosures required by the standard.

Recently issued accounting pronouncements

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

In December 2023, the FASB, issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for the Company in fiscal 2026 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impacts of ASU 2023-09 on its income tax disclosures. Adoption is expected to result in expanded qualitative and quantitative disclosures in the Company’s annual financial statements, including increased disaggregation within the effective tax rate reconciliation and additional detail related to income taxes paid by jurisdiction. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU covers a variety of codification topics, and the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities within the scope of the affected Codification subtopics, if, by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective for any entities. The Company will monitor the removal of various requirements from the current regulations to determine when to adopt the related amendments, but it does not anticipate that the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At January 2, 2026, the right to returns asset was $1,177 and the accrued returns liability was $3,033. At December 27, 2024, the right to returns asset was $1,384 and the accrued returns liability was $3,679. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

The Company’s Chief Executive Officer, who has been identified as the chief operating decision maker, "CODM," primarily uses operating profit as the measure of profit or loss to assess segment performance and allocate resources. Operating profit represents net sales less cost of goods sold and operating expenses. Net Sales are directly attributed to each segment. Segment operating expenses include operating expenses directly attributable to the segment, as well as certain shared corporate administration and other costs which are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated. The CODM evaluates segment profitability based on operating profit (loss) because it provides key insights to operational leverage and other key operational metrics for each segment. Additionally, segment operating profit (loss) is used in the annual budgeting and forecasting process, and budget-to-actual and forecast-to-actual variances are considered when determining how resources should be allocated to each segment.

Net sales and operating profit include both sales to customers, as reported in the Company’s accompanying Condensed Consolidated Statements of Operations, and interunit transfers, which are priced to recover cost plus an appropriate profit margin. Total assets represent assets that are used in the Company’s operations in each business segment at the end of the periods presented.

Index	JOHNSON OUTDOORS INC.
A summary of the Company’s operations by business segment is presented below:

Three Months Ended January 2, 2026	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$112,146	$10,585	$17,974	$230	$140,935
Interunit transfers	224	16	—	(240)	—
Net Sales	112,370	10,601	17,974	(10)	140,935
Cost of goods sold	74,399	6,328	8,664	(66)	89,325
Gross profit	37,971	4,273	9,310	56	51,610
Marketing and selling expense	21,794	3,814	5,882	2,014	33,504
Administrative management, finance and information systems expense	2,700	980	2,486	6,990	13,156
Goodwill impairment	—	—	—	—	—
Research and development expense	5,957	597	1,278	30	7,862
Operating profit (loss)	$7,520	$(1,118)	$(336)	$(8,978)	$(2,912)

Depreciation and Amortization Expense	$3,763	$405	$298	$633	$5,099
Capital Expenditures	$3,739	$295	$46	$213	$4,293
Total assets (end of period)	$318,679	$70,277	$95,096	$116,081	$600,133

Three Months Ended December 27, 2024	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$82,433	$9,443	$15,680	$93	$107,649
Interunit transfers	39	8	4	(51)	—
Net Sales	82,472	9,451	15,684	42	107,649
Cost of goods sold	63,871	4,936	6,650	9	75,466
Gross profit	18,601	4,515	9,034	33	32,183
Marketing and selling expense	18,521	3,560	4,718	3,585	30,384
Administrative management, finance and information systems expense	2,559	1,011	4,034	6,872	14,476
Goodwill impairment	—	—	—	—	—
Research and development expense	5,782	590	1,190	—	7,562
Operating profit (loss)	$(8,261)	$(646)	$(908)	$(10,424)	$(20,239)

Depreciation and Amortization Expense	3,292	421	237	853	4,803
Capital Expenditures	3,646	10	322	106	4,084
Total assets (end of period)	$341,990	$69,383	$90,543	$110,952	$612,868

Other Segment Information
During the three month period ended January 2, 2026, two customers of the Company's Fishing and Camping & Watercraft Recreation segments each accounted for more than 10% of the Company's consolidated revenues, which amounted to sales of approximately $51,651. During the three month period ended December 27, 2024, two customers of the Company's Fishing and Camping & Watercraft Recreation segments each accounted for more than 10% of the Company's consolidated revenues, which amounted to sales of approximately $32,875.

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended January 2, 2026 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 3, 2025	$7,356	$—	$(67)	$7,289
Other comprehensive loss before reclassifications	1,095	—	—	1,095
Amounts reclassified from accumulated other comprehensive income	—	—	11	11
Tax effects	—	—	(3)	(3)
Balance at January 2, 2026	$8,451	$—	$(59)	$8,392

The changes in AOCI by component, net of tax, for the three months ended December 27, 2024 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2024	$6,056	$17	$(109)	$5,964
Other comprehensive income before reclassifications	(4,915)	(1)	—	(4,916)
Amounts reclassified from accumulated other comprehensive income	—		11	11
Tax effects	—	—	(2)	(2)
Balance at December 27, 2024	$1,141	$16	$(100)	$1,057

    The reclassifications out of AOCI for the three months ended January 2, 2026 and December 27, 2024 were as follows:

	Three Months Ended
	January 2, 2026	December 27, 2024	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$11	$11	Other income and expense
Tax effects	(3)	(2)	Income tax expense
Total reclassifications for the period	$8	$9

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

Index	JOHNSON OUTDOORS INC.
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

Total transaction costs incurred for the acquisition were approximately $635, of which approximately $110 was recognized during the three months ended December 27, 2024, and the remainder was recognized in fiscal 2024. The costs are included in Administrative management, finance and information systems expenses in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three month periods ended January 2, 2026 and December 27, 2024. All monetary amounts, other than share and per share amounts, are stated in thousands.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2025 which was filed with the Securities and Exchange Commission on December 12, 2025.

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K for the fiscal year ended October 3, 2025 which was filed with the Securities and Exchange Commission on December 12, 2025 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from political instability or changes in government policy and actions (and its impact on the economies in jurisdictions where the Company has operations); uncertainties

Index	JOHNSON OUTDOORS INC.
stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease which may affect market and economic conditions and may have wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future writedowns of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, necessary to manufacture and produce the Company's products including related to shortages in procuring necessary raw materials and components to manufacture and produce such products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions and other factors impacting climate change legislation. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Trademarks

We have registered the following trademarks, among others, which may be used in this report: Minn Kota®, Cannon®, Humminbird®, Jetboil®, Old Town®, Carlisle®, and SCUBAPRO®.

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

Highlights

Net sales of $140,935 for the first quarter of fiscal 2026 increased $33,286, or 31%, from the same period in the prior year. The increase between quarterly periods was mainly driven by new product innovation and market stabilization between periods. Gross margin increased to 36.6% compared to 29.9% in the prior year quarter. Taking into account the seasonal nature of the Company's business, as described below, the increase in net sales and the significant increase in margin contributed to a $17,327 improvement in operating loss in the current year quarter versus the prior year quarter.

Seasonality

The Company’s business is seasonal in nature. The first fiscal quarter traditionally falls prior to the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

Index	JOHNSON OUTDOORS INC.

	Fiscal Year
	2025		2024		2023
Quarter Ended	Net Sales	Operating (Profit) Loss	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	18%	125%	23%	—%	27%	47%
March	28%	(30)%	30%	1%	30%	97%
June	31%	(45)%	29%	1%	28%	149%
September	23%	50%	18%	98%	15%	(193)%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended
	January 2, 2026	December 27, 2024
Net sales:
Fishing	$112,370	$82,472
Camping & Watercraft Recreation	10,601	9,451
Diving	17,974	15,684
Other / Corporate / Eliminations	(10)	42
Total	$140,935	$107,649
Operating profit (loss):
Fishing	$7,520	$(8,261)
Camping & Watercraft Recreation	(1,118)	(646)
Diving	(336)	(908)
Other / Corporate / Eliminations	(8,978)	(10,424)
Total	$(2,912)	$(20,239)

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales - First Fiscal Quarter

Consolidated net sales for the three months ended January 2, 2026 were $140,935, an increase of $33,286, or 31%, compared to $107,649 for the three months ended December 27, 2024. Foreign currency translation had a negligible impact on current year first quarter consolidated net sales compared to the prior year's first quarter net sales.

Net sales for the three months ended January 2, 2026 for the Fishing business were $112,370, an increase of $29,898, or 36%, from $82,472 during the first fiscal quarter of the prior year. The increase in sales in this segment between quarters was mainly due to improved trade inventory levels and sales generated by the launch of new products.

Net sales for the Camping & Watercraft Recreation business were $10,601 for the first quarter of the current fiscal year, an increase of $1,150, or 12%, from the prior year net sales during the same period of $9,451. Growth in e-commerce channels overcame the unfavorable impact of a continuing weak end market for watercraft recreation.

Net sales for Diving for the first quarter of fiscal 2026 were $17,974, which increased $2,290, or 15%, compared to net sales of $15,684 for the three months ended December 27, 2024. The sales increase over the prior year first quarter was primarily driven by the success of new products, particularly in the U.S. market. Additionally, foreign currency translation had a favorable impact of approximately 4% on sales in this segment versus the prior year first quarter.

Cost of Sales

Index	JOHNSON OUTDOORS INC.

Cost of sales for the three months ended January 2, 2026 of $89,325 increased $13,859 compared to $75,466 for the three months ended December 27, 2024, due primarily to the increase in sales volumes over the prior year quarter as well as higher costs from tariffs on purchased raw materials and components. Higher material costs were offset in part by lower labor costs driven by efficiencies from cost cutting initiatives.

Gross Profit Margin

For the three months ended January 2, 2026, gross profit as a percentage of net sales increased to 36.6% compared to 29.9% in the three month period ended December 27, 2024, mainly as a result of improved overhead absorption driven by higher sales volumes between periods as well as a favorable mix of products sold. Pricing actions taken by the Company helped to offset the impact of incremental tariffs in the current year quarter.

Operating Expenses

Operating expenses were $54,522 for the three months ended January 2, 2026, compared to $52,422 for the three months ended December 27, 2024. The main drivers of the $2,100 increase between quarters were higher sales-volume related costs offset in part by lower warranty expenses.

Operating Profit/Loss

Operating loss on a consolidated basis for the three month period ended January 2, 2026 was $2,912, compared to operating loss of $20,239 in the first quarter of the prior fiscal year.   As discussed above, the improvement in operating loss between quarters was driven primarily by an increase in sales and gross margin improvements between periods.

Interest

Interest expense was $57 and $47 for the three months ended January 2, 2026 and December 27, 2024, respectively. Interest income was $1,320 and $1,033 for the three months ended January 2, 2026 and December 27, 2024, respectively.

Other Expense (Income), net

Other income was $394 for the three months ended January 2, 2026 compared to $326 in the prior year period.  For the three months ended January 2, 2026, foreign currency exchange losses were $69 compared to foreign currency exchange gains of $203 for the three months ended December 27, 2024.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The Company recorded income tax expense of $2,045 in the three month period ended January 2, 2026 which equated to an effective tax rate of (162.9)% which was impacted by an adjustment related to its U.S. valuation allowance on deferred tax assets. The Company recorded a benefit of $3,637 in the corresponding period of the prior year which equated to an effective tax rate of 19.2%.

Net Income/Loss

Net loss for the three months ended January 2, 2026 was $3,300, or $0.33 per diluted common class A and B share, compared to $15,290, or $1.49 per diluted common class A and B share, for the first quarter of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $130,731 as of January 2, 2026, compared to $101,617 as of December 27, 2024.  The Company’s debt to total capitalization ratio was 0% as of January 2, 2026 and December 27, 2024.  The Company’s total debt balance was $0 as of each of January 2, 2026 and December 27, 2024.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion of our credit facilities.

Accounts receivable, net of allowance for credit losses, were $85,108 as of January 2, 2026, an increase of $16,811 compared to $68,297 as of December 27, 2024.  The increase is consistent with the increased sales volumes over the prior year quarter. Inventories were $183,940 as of January 2, 2026, a decrease of $17,666, compared to $201,606 as of December 27, 2024. The

Index	JOHNSON OUTDOORS INC.
decrease is consistent with the Company's ongoing efforts to reduce inventory balances. Accounts payable were $48,135 at January 2, 2026 compared to $33,491 as of December 27, 2024.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three months ended
(thousands)	January 2, 2026	December 27, 2024
Cash provided by (used for):
Operating activities	$(38,415)	$(36,909)
Investing activities	(4,293)	(6,500)
Financing activities	(3,479)	(3,450)
Effect of foreign currency rate changes on cash	519	(3,369)
Decrease in cash and cash equivalents	$(45,668)	$(50,228)

Operating Activities

Cash used for operations totaled $38,415 for the three months ended January 2, 2026 compared to $36,909 during the corresponding period of the prior fiscal year.  The increase in cash used for operations over the prior year three month period was due primarily to working capital changes between quarters. Depreciation and amortization charges were $5,099 for the three month period ended January 2, 2026 compared to $4,803 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $4,293 for the three months ended January 2, 2026 compared to $6,500 for the corresponding period of the prior fiscal year. The prior year period reflects $12,180 paid to acquire a business, partially offset by proceeds from maturity of investments of $9,764. Capital expenditures were $4,293 in the three months ended January 2, 2026, compared to $4,084 in the prior year to date period. Any additional capital expenditures in fiscal 2026 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $3,479 for the three months ended January 2, 2026 compared to $3,450 for the three month period ended December 27, 2024 and represents the payment of dividends and purchase of treasury stock for both periods. The Company had no debt during either three month period ended January 2, 2026 and December 27, 2024. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of January 2, 2026 the Company held approximately $66,152 of cash, cash equivalents and short-term investments in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended January 2, 2026.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $67 and $67 as of January 2, 2026 and December 27, 2024, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Index	JOHNSON OUTDOORS INC.
The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2025 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 12, 2025. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended January 2, 2026.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2025, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 12, 2025. There have been no significant changes to our market risk in the three months ended January 2, 2026.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ending October 3, 2025 as filed with the Securities and Exchange Commission on December 12, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Index	JOHNSON OUTDOORS INC.
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans.

During the three month period ended January 2, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: February 6, 2026
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ David W. Johnson
David W. Johnson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index	JOHNSON OUTDOORS INC.

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit Number	Description

3.1	Articles of Incorporation of the Company as amended through February 17, 2000. (Filed as Exhibit 3.1(a) to the Company’s Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.)

3.2	Bylaws of the Company as amended and restated through December 6, 2010. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended October 1, 2010 and incorporated herein by reference.)

10.1	Second Amended and Restated Credit Agreement dated as of December 9, 2025 among Johnson Outdoors Inc., certain subsidiaries of Johnson Outdoors Inc., certain guarantors named therein, PNC Bank, National Association, as lender and administrative agent, PNC Capital markets LLC, as sole lead arranger and bookrunner, and the other lender named therein. (Filed as Exhibit 10.20 to the Company's Form 10-K for the year ended October 3, 2025 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (1)	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2026 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2026, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.