Form 10-Q
period 2026-04-03
JOHNSON OUTDOORS INC
filed 2026-05-08
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2026, 9,268,482 shares of Class A and 1,206,210 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(thousands, except per share data)	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net sales	$194,480	$168,349	$335,415	$275,998
Cost of sales	118,992	109,483	208,317	184,949
Gross profit	75,488	58,866	127,098	91,049
Operating expenses:
Marketing and selling	43,267	34,644	76,771	65,028
Administrative management, finance and information systems	13,305	11,235	26,461	25,711
Research and development	8,567	8,086	16,429	15,648
Total operating expenses	65,139	53,965	119,661	106,387
Operating income (loss)	10,349	4,901	7,437	(15,338)
Interest income	(632)	(625)	(1,952)	(1,658)
Interest expense	48	68	105	115
Other expense (income), net	726	1,300	332	974
Income (loss) before income taxes	10,207	4,158	8,952	(14,769)
Income tax expense (benefit)	798	1,854	2,843	(1,783)
Net income (loss)	$9,409	$2,304	$6,109	$(12,986)

Weighted average common shares - Basic:
Class A	9,091	9,049	9,083	9,044
Class B	1,206	1,208	1,206	1,208
Participating securities	86	15	81	20
Weighted average common shares - Dilutive	10,383	10,272	10,370	10,272
Net income (loss) per common share - Basic:
Class A	$0.91	$0.22	$0.58	$(1.26)
Class B	$0.83	$0.22	$0.58	$(1.26)
Net income (loss) per common share - Diluted:
Class A	$0.89	$0.22	$0.58	$(1.26)
Class B	$0.89	$0.22	$0.58	$(1.26)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
(thousands)	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net income (loss)	$9,409	$2,304	$6,109	$(12,986)
Other comprehensive income (loss):
Foreign currency translation	(1,584)	1,133	(489)	(3,782)
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(4)	—	(5)
Change in pension plans, net of tax	8	7	16	16
Total other comprehensive income (loss)	(1,576)	1,136	(473)	(3,771)
Total comprehensive income (loss)	$7,833	$3,440	$5,636	$(16,757)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	April 3, 2026	October 3, 2025	March 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$107,876	$176,399	$89,636
Short term investments	—	—	4,315
Accounts receivable, net	126,852	50,454	116,776
Inventories	186,900	170,726	180,057
Other current assets	6,100	11,209	16,295
Total current assets	427,728	408,788	407,079
Property, plant and equipment, net of accumulated depreciation of $217,366, $210,262 and $198,416, respectively	94,823	93,744	94,956
Right of use assets	43,846	46,570	46,978
Deferred income taxes	1,518	3,074	27,252
Goodwill	10,638	10,456	9,890
Other intangible assets, net	9,229	9,529	9,682
Deferred compensation plan assets	28,992	30,681	27,396
Other assets	1,499	1,261	1,241
Total assets	$618,273	$604,103	$624,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,332	$40,085	$44,323
Current lease liability	8,478	8,260	8,130
Accrued liabilities:
Salaries, wages and benefits	20,880	20,649	14,282
Accrued warranty	15,142	12,149	12,066
Income taxes payable	681	1,757	1,287
Accrued discounts and returns	8,915	7,063	9,521
Accrued customer programs	4,161	4,373	4,563
Other	12,192	10,304	10,661
Total current liabilities	122,781	104,640	104,833
Non-current lease liability	37,507	40,424	40,695
Deferred income taxes	2,057	2,061	1,838
Retirement benefits	1,703	1,706	1,600
Deferred compensation liability	28,993	30,681	27,425
Other liabilities	6,347	6,172	6,981
Total liabilities	199,388	185,684	183,372
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,268,482, 9,166,621 and 9,158,300, respectively	465	460	460
Class B shares issued and outstanding: 1,206,210, 1,206,210 and 1,207,760, respectively	61	61	61
Capital in excess of par value	93,616	91,867	91,599
Retained earnings	321,039	321,768	349,872
Accumulated other comprehensive income	6,815	7,289	2,193
Treasury stock at cost, shares of Class A common stock: 50,327, 48,259 and 49,001, respectively	(3,111)	(3,026)	(3,083)
Total shareholders’ equity	418,885	418,419	441,102
Total liabilities and shareholders’ equity	$618,273	$604,103	$624,474

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Six Months Ended April 3, 2026
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 3, 2025	10,372,831	$521	$91,867	$321,768	$7,289	$(3,026)
Net loss	—	—	—	(3,300)	—	—
Dividends declared	—	—	—	(3,399)	—	—
Award of non-vested shares	82,172	4	(4)	—	—	—
Stock-based compensation	—	—	806	—	—	—
Currency translation adjustment	—	—	—	—	1,095	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Purchase of treasury stock at cost	(1,949)	—	—	—	—	(80)
BALANCE AT JANUARY 2, 2026	10,453,054	$525	$92,669	$315,069	$8,392	$(3,106)
Net income	—	—	—	9,409	—	—
Dividends declared	—	—	—	(3,439)	—	—
Award of non-vested shares	21,757	1	(1)	—	—	—
Stock-based compensation	—	—	948	—	—	—
Currency translation adjustment	—	—	—	—	(1,584)	—
Change in pension plans, net of tax of $2	—	—	—	—	7	—
Purchase of treasury stock at cost	(119)	—	—	—	—	(5)
BALANCE AT APRIL 3, 2026	10,474,692	$526	$93,616	$321,039	$6,815	$(3,111)

Index	JOHNSON OUTDOORS INC.

Six Months Ended March 28, 2025
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
BALANCE AT SEPTEMBER 27, 2024	10,301,738	$517	$90,146	$369,592	$5,964	$(2,795)
Net loss	—	—	—	(15,290)	—	—
Dividends declared	—	—	—	(3,362)	—	—
Award of non-vested shares	32,121	1	(1)	—	—	—
Stock-based compensation	—	—	507	—	—	—
Currency translation adjustment	—	—	—	—	(4,915)	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1)	—
Change in pension plans, net of tax of $3	—	—	—	—	9	—
Non-vested stock forfeitures	(3,690)	—	200	—	—	(200)
Purchase of treasury stock at cost	(2,657)	—	—	—	—	(88)
BALANCE AT DECEMBER 27, 2024	10,327,512	$518	$90,852	$350,940	$1,057	$(3,083)
Net income	—	—	—	2,304	—	—
Dividends declared	—	—	—	(3,372)	—	—
Award of non-vested shares	38,548	3	(3)	—	—
Stock-based compensation	—	—	750	—	—	—
Currency translation adjustment	—	—	—	—	1,133	—
Unrealized loss on available-for-sales securities, net of tax	—	—	—	—	(4)	—
Change in pension plans, net of tax of $3	—	—	—	—	7	—
BALANCE AT MARCH 28, 2025	10,366,060	$521	$91,599	$349,872	$2,193	$(3,083)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(thousands)	April 3, 2026	March 28, 2025
CASH USED FOR OPERATING ACTIVITIES
Net income (loss)	$6,109	$(12,986)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	9,783	9,765
Amortization of intangible assets	314	276
Amortization of deferred financing costs	34	23
Stock based compensation	1,754	1,257
Loss on disposal of productive assets	113	81
Deferred income taxes	1,563	(3,652)
Change in operating assets and liabilities:
Accounts receivable, net	(76,483)	(76,242)
Inventories, net	(16,320)	30,768
Accounts payable and accrued liabilities	17,509	12,417
Other current assets	5,108	(69)
Other non-current assets	(275)	—
Other long-term liabilities	234	(990)
Other, net	(143)	786
	(50,700)	(38,566)
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of businesses	—	(12,197)
Proceeds from maturity of short-term investments	—	11,826
Proceeds from sale of productive assets	21	—
Capital expenditures	(10,496)	(7,378)
	(10,475)	(7,749)
CASH USED FOR FINANCING ACTIVITIES
Debt issuance costs paid	—	(55)
Dividends paid	(6,812)	(6,736)
Purchases of treasury stock	(85)	(88)
	(6,897)	(6,879)
Effect of foreign currency rate changes on cash	(451)	(2,668)
Decrease in cash and cash equivalents	(68,523)	(55,862)
CASH AND CASH EQUIVALENTS
Beginning of period	176,399	145,498
End of period	$107,876	$89,636

Supplemental Disclosure:
Cash paid for taxes	$1,224	$1,583
Accrued dividends	27	(2)
Cash paid for interest	39	88
Non-cash treasury stock activity	—	200

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of April 3, 2026 and March 28, 2025, and their results of operations for the three and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2025 which was filed with the Securities and Exchange Commission on December 12, 2025.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for credit losses of $1,234, $1,232 and $692 as of April 3, 2026, October 3, 2025 and March 28, 2025, respectively. The determination of the allowance for credit losses is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for credit losses based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for credit losses after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three month period ended April 3, 2026, basic income per share for the class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above. For the six month period ended April 3, 2026 and the three and six month periods ended March 28, 2025, basic net income (loss) per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings.

Diluted EPS

Diluted net income per share is computed by dividing allocated net income by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options, restricted stock units (“stock units” or “units”) and non-vested restricted stock.  Anti-dilutive stock options, units and non-vested stock are excluded from the

Index	JOHNSON OUTDOORS INC.
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

For the three month period ended April 3, 2026, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock. For the six month period ended April 3, 2026 and the three and six month periods ended March 28, 2025, the effect of non-vested restricted stock units is excluded from the diluted income (loss) per share calculation as their inclusion would have been anti-dilutive.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 164,187 and 69,486 for the three months ended April 3, 2026 and March 28, 2025, respectively, and 152,639 and 64,525 for the six months ended April 3, 2026 and March 28, 2025, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 58,192 and 105,840 for the three months ended April 3, 2026 and March 28, 2025, respectively, and 61,749 and 101,625 for the six months ended April 3, 2026 and March 28, 2025, respectively.

Dividends per share

Dividends per share for the three and six month periods ended April 3, 2026 and March 28, 2025 were as follows:

	Three Months Ended		Six months ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Dividends declared per common share:
Class A	$0.33	$0.33	$0.66	$0.66
Class B	$0.30	$0.30	$0.60	$0.60

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 652,329 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at April 3, 2026. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan, which no longer allow for additional share grants, also remain outstanding.

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

Index	JOHNSON OUTDOORS INC.
A summary of non-vested stock activity for the six months ended April 3, 2026 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 3, 2025	92,894	$40.56
Non-vested stock grants	102,881	43.26
Restricted stock vested	(39,223)	36.27
Non-vested stock at April 3, 2026	156,552	43.41

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,068 and 1,609 during the six month periods ended April 3, 2026 and March 28, 2025, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $777 and $462 for the three month periods ended April 3, 2026 and March 28, 2025, respectively, and $1,421 and $816 for the six month periods ended April 3, 2026 and March 28, 2025, respectively. Unrecognized compensation cost related to non-vested stock as of April 3, 2026 was $4,676, which amount will be amortized to expense through December 2028 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the six month periods ended April 3, 2026 and March 28, 2025 was $276 and $690, respectively.

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

A summary of RSU activity for the six months ended April 3, 2026 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 3, 2025	121,253	$44.76
RSUs granted	28,899	40.92
RSUs vested and canceled due to performance targets not being met	(31,250)	56.54
RSUs at April 3, 2026	118,902	40.73

The Company recognized expense related to RSUs of $171 and $160 for the three month periods ended April 3, 2026 and March 28, 2025, respectively, and $333 and $276 for the six month periods ended April 3, 2026 and March 28, 2025, respectively. Unrecognized compensation cost related to non-vested RSUs as of April 3, 2026 was $1,592, which amount will be amortized to expense through September 2028 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 0 during both of the six month periods ended April 3, 2026 and March 28, 2025.

The fair value of restricted stock units recognized as a tax deduction during the six month periods ended April 3, 2026 and March 28, 2025 was $0 and $0, respectively.

Index	JOHNSON OUTDOORS INC.

Compensation expense related to units earned by employees (as opposed to grants to outside directors) is based upon the attainment of certain pre-determined financial performance goals for the Company. For awards made in fiscal 2026, those goals are based on fiscal 2026 net sales and pre-tax income as a percentage of sales, weighted equally. The awards cover a one-year performance period but have a time based vesting requirement of three years. Awards are only paid if at least 70% of the target levels are met, and maximum payouts are made if 120% or more of target levels are achieved. The payouts for achievement at the threshold levels of performance are equal to 25% of the target award amount. The payouts for achievement at maximum levels of performance are equal to 200% of the target award amount for units granted in fiscal 2026.

For the units granted prior to fiscal 2026, the financial goals are related to cumulative net sales and cumulative pre-tax income, weighted equally, and are measured over a three-year performance period. Awards are only paid if at least 80% of the target levels are met, and maximum payouts are made if 120% or more of target levels are achieved. The payouts for achievement at the threshold levels of performance are equal to 50% of the target award amount. The payouts for achievement at maximum levels of performance are equal to 150% of the target award amount for units awarded prior to fiscal 2025 and payouts for achievement at maximum levels of performance are equal to 200% of the target award amount for units awarded in fiscal 2025. To the extent earned, awards are issued in shares of Company Class A common stock after the end of the vesting period.

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

During the three and six month periods ended April 3, 2026, the Company issued 0 shares of Class A common stock and recognized $0 of income in connection with the Employees' Stock Purchase Plan. During the three month period ended March 28, 2025, the Company issued 0 shares of Class A common stock and recognized $128 of expense in connection with this plan. During the six month period ended March 28, 2025, the Company issued 0 shares of Class A common stock and recognized $165 of expense in connection with this plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of April 3, 2026, the Company had approximately 150 leases, with remaining terms ranging from less than one year to 14 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended April 3, 2026 and March 28, 2025 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three months ended		Six months ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Lease Cost
Operating lease costs	$2,683	$2,647	$5,342	$5,271
Short-term lease costs	544	561	1,117	1,128
Variable lease costs	58	50	116	99
Total lease cost	$3,285	$3,258	$6,575	$6,498

Included in the amounts in the table above were rent expense to related parties of $314 and $627 for the three and six months ended April 3, 2026, respectively, and $313 and $627 for the three and six months ended March 28, 2025, respectively.

As of April 3, 2026, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended April 3, 2026. As of April 3, 2026, the Company did not have any significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Six months ended
	April 3, 2026	March 28, 2025
Operating leases:

Operating lease ROU assets	$43,846	$46,978

Current operating lease liabilities	8,478	8,130
Non-current operating lease liabilities	37,507	40,695
Total operating lease liabilities	$45,985	$48,825

Weighted average remaining lease term (in years)	9.88	10.59

Weighted average discount rate	3.38%	3.4%

Cash paid for amounts included in the measurement of lease liabilities	$5,210	$5,028

ROU assets obtained in exchange for lease liabilities	$1,897	$4,032

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at April 3, 2026 were as follows:

Index	JOHNSON OUTDOORS INC.

Year	Related parties included in total	Total
Remainder of 2026	$677	$5,247
2027	226	8,980
2028	—	5,743
2029	—	4,120
2030	—	3,799
Thereafter	—	26,539
Total undiscounted lease payments	903	54,428
Less: Imputed interest	(5)	(8,443)
Total net lease liability	$898	$45,985

6    INCOME TAXES

For the three and six months ended April 3, 2026 and March 28, 2025, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Six Months Ended
(thousands, except tax rate data)	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Income (Loss) before income taxes	$10,207	$4,158	$8,952	$(14,769)
Income tax expense (benefit)	798	1,854	2,843	(1,783)
Effective income tax rate	7.8%	44.6%	31.8%	12.1%

The change in the Company’s effective tax rate for the three and six months ended April 3, 2026 compared to the three and six months ended March 28, 2025 was primarily due to an adjustment related to its U.S. valuation allowance on deferred tax assets. Additionally, the change was further driven by the geographic mix of profits or losses from a tax perspective in the current year. The Company's effective tax rate is impacted by valuation allowances in domestic and certain foreign tax jurisdictions and, as a result, changes in the geographic source of Company profits or losses between periods can, in certain instances, have varying impacts on the Company's effective tax rate during a particular period.

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

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year to date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended April 3, 2026 and March 28, 2025 were:

April 3, 2026	March 28, 2025
Indonesia	Indonesia
Switzerland	Switzerland
United States

Index	JOHNSON OUTDOORS INC.
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

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. We do not expect the Act to have a material impact.

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	April 3, 2026	October 3, 2025	March 28, 2025
Raw materials	$91,747	$90,993	$96,172
Finished goods	95,153	79,733	83,885
	$186,900	$170,726	$180,057

8    GOODWILL

The changes in goodwill during the six months ended April 3, 2026 and March 28, 2025 were as follows:

	April 3, 2026	March 28, 2025
Balance at beginning of period	$10,456	$—
Acquisitions	—	10,231
Amount attributable to movements in foreign currency rates	182	(341)
Balance at end of period	$10,638	$9,890

The goodwill at April 3, 2026 relates to the acquisition of Endless Summer Technologies Proprietary, Ltd. in the Company's Diving segment. See Note 18 below for additional information on this acquisition.

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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the six months ended April 3, 2026 and March 28, 2025.

Index	JOHNSON OUTDOORS INC.

	April 3, 2026	March 28, 2025
Balance at beginning of period	$12,149	$10,211
Expense accruals for warranties issued during the period	7,094	5,793
Less current period warranty claims paid	(4,101)	(3,938)
Balance at end of period	$15,142	$12,066

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

11    INDEBTEDNESS

The Company had no debt outstanding at April 3, 2026, October 3, 2025, or March 28, 2025.

Revolver
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

Index	JOHNSON OUTDOORS INC.
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

The interest rates on the Revolver at April 3, 2026 and March 28, 2025 were approximately 4.8% and 5.4%, respectively.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of April 3, 2026 or March 28, 2025.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $51 and $67 as of April 3, 2026 and March 28, 2025, respectively.

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

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at April 3, 2026, October 3, 2025 and March 28, 2025 due to the short term maturities of these instruments. See Note 13 for discussion of fair value of cash and cash equivalents. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

The following table summarizes the Company’s financial assets measured at fair value as of April 3, 2026:

Index	JOHNSON OUTDOORS INC.

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$28,991	$—	$—	$28,991
Marketable securities	—	—	—	—
Total	$28,991	$—	$—	$28,991

The following table summarizes the Company’s financial assets measured at fair value as of October 3, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$30,681	$—	$—	$30,681
Marketable securities	—	—	—	—
Total	$30,681	$—	$—	$30,681

The following table summarizes the Company’s financial assets measured at fair value as of March 28, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$27,396	$—	$—	$27,396
Marketable securities	—	4,315	—	4,315
Total	$27,396	$4,315	$—	$31,711

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended April 3, 2026 and March 28, 2025 was:

		Three Months Ended		Six months ended
	Location of income recognized in Statement of Operations	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Rabbi trust assets	Other income (expense), net	$(901)	$(1,277)	$(1,703)	$(2,765)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the six month periods ended April 3, 2026 or March 28, 2025.

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

Index	JOHNSON OUTDOORS INC.

There were no marketable securities held as of April 3, 2026 or October 3, 2025. The following table summarizes the Company’s marketable securities measured at fair value as of March 28, 2025:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate Canadian Government Bonds	4,298	4,315	17	—
Total	$4,298	$4,315	$17	$—

There were no purchases or sales of available-for-sale securities during the six month periods ended April 3, 2026 or March 28, 2025, respectively. Proceeds from the maturities of available-for-sale securities were $0 and $11,826 for the six month period ended April 3, 2026 and March 28, 2025, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

At March 28, 2025, contractual maturities were all within one year from the period end and therefore were classified as Short term investments on the accompanying Condensed Consolidated Balance Sheets.

14    NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The amendments in this ASU do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments to this standard apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ending October 3, 2025 and subsequent interim periods. The adoption of this standard did not impact the Company’s results of operations or financial position. See Note 16 Segments of Business for the new disclosures required by the standard.

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

Index	JOHNSON OUTDOORS INC.
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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At April 3, 2026, the right to returns asset was $1,447 and the accrued returns liability was $3,782. At March 28, 2025, the right to returns asset was $1,615 and the accrued returns liability was $4,283. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

See Note 16 for required disclosures of disaggregated revenue.

16    SEGMENTS OF BUSINESS

Index	JOHNSON OUTDOORS INC.
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

A summary of the Company’s operations by business segment is presented below:

Index	JOHNSON OUTDOORS INC.

Three Months Ended April 3, 2026	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$158,586	$18,039	$17,315	$540	$194,480
Interunit transfers	439	14	—	(453)	—
Net Sales	159,025	18,053	17,315	87	194,480
Cost of goods sold	101,578	10,295	7,152	(33)	118,992
Gross profit	57,447	7,758	10,163	120	75,488
Marketing and selling expense	29,430	5,149	6,231	2,457	43,267
Administrative management, finance and information systems expense	2,865	1,113	2,895	6,432	13,305
Goodwill impairment	—	—	—	—	—
Research and development expense	6,447	708	1,273	139	8,567
Operating profit (loss)	$18,705	$788	$(236)	$(8,908)	$10,349

Depreciation and Amortization Expense	$3,727	$403	$331	$537	$4,998
Capital Expenditures	$(4,751)	$(207)	$(43)	$(1,202)	$(6,203)
Total assets (end of period)	$354,372	$72,581	$93,782	$97,538	$618,273

Three Months Ended March 28, 2025	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$134,462	$17,826	$15,814	$247	$168,349
Interunit transfers	429	26	6	(461)	—
Net Sales	134,891	17,852	15,820	(214)	168,349
Cost of goods sold	93,196	10,051	6,524	(288)	109,483
Gross profit	41,695	7,801	9,296	74	58,866
Marketing and selling expense	22,993	4,771	4,710	2,170	34,644
Administrative management, finance and information systems expense	3,036	1,149	3,745	3,305	11,235
Goodwill impairment	—	—	—	—	—
Research and development expense	6,197	635	1,254	—	8,086
Operating profit (loss)	$9,469	$1,246	$(413)	$(5,401)	$4,901

Depreciation and Amortization Expense	3,292	421	237	853	4,803
Capital Expenditures	(2,629)	(233)	(221)	(211)	(3,294)
Total assets (end of period)	$359,016	$73,171	$90,137	$102,150	$624,474

Index	JOHNSON OUTDOORS INC.

Six Months Ended April 3, 2026	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$270,732	$28,624	$35,289	$770	$335,415
Interunit transfers	663	30	—	(693)	—
Net Sales	271,395	28,654	35,289	77	335,415
Cost of goods sold	175,977	16,623	15,816	(99)	208,317
Gross profit	95,418	12,031	19,473	176	127,098
Marketing and selling expense	51,224	8,963	12,113	4,471	76,771
Administrative management, finance and information systems expense	5,565	2,093	5,381	13,422	26,461
Goodwill impairment	—	—	—	—	—
Research and development expense	12,404	1,305	2,551	169	16,429
Operating profit (loss)	$26,225	$(330)	$(572)	$(17,886)	$7,437

Depreciation and Amortization Expense	$7,490	$808	$629	$1,170	$10,097
Capital Expenditures	$(8,490)	$(502)	$(89)	$(1,415)	$(10,496)
Total assets (end of period)	$354,372	$72,581	$93,782	$97,538	$618,273

Six Months Ended March 28, 2025	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$216,895	$27,269	$31,494	$340	$275,998
Interunit transfers	468	34	10	(512)	—
Net Sales	217,363	27,303	31,504	(172)	275,998
Cost of goods sold	157,068	14,986	13,175	(280)	184,949
Gross profit	60,295	12,317	18,329	108	91,049
Marketing and selling expense	41,514	8,331	9,427	5,756	65,028
Administrative management, finance and information systems expense	5,595	2,160	7,779	10,177	25,711
Goodwill impairment	—	—	—	—	—
Research and development expense	11,978	1,226	2,444	—	15,648
Operating profit (loss)	$1,208	$600	$(1,321)	$(15,825)	$(15,338)

Depreciation and Amortization Expense	7,063	849	482	1,647	10,041
Capital Expenditures	(6,275)	(243)	(543)	(317)	(7,378)
Total assets (end of period)	$359,016	$73,171	$90,137	$102,150	$624,474

Other Segment Information
During the three and six month periods ended April 3, 2026, one customer of the Company's Fishing and Camping & Watercraft Recreation segments accounted for more than 10% of the Company's consolidated revenues, which amounted to sales of approximately $49,314 and $79,679, respectively. During the three and six month periods ended March 28, 2025, two customers of the Company's Fishing and Camping & Watercraft Recreation segments each accounted for more than 10% of the Company's consolidated revenues, which amounted to sales of approximately $63,291 and $87,549, respectively.

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the six months ended April 3, 2026 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 3, 2025	$7,356	$—	$(67)	$7,289
Other comprehensive loss before reclassifications	1,095	—	—	1,095
Amounts reclassified from accumulated other comprehensive income	—	—	11	11
Tax effects	—	—	(3)	(3)
Balance at January 2, 2026	$8,451	$—	$(59)	$8,392
Other comprehensive income before reclassifications	(1,584)	—	—	(1,584)
Amounts reclassified from accumulated other comprehensive income	—	—	9	9
Tax effects	—	—	(2)	(2)
Balance at April 3, 2026	$6,867	$—	$(52)	$6,815

The changes in AOCI by component, net of tax, for the six months ended March 28, 2025 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2024	$6,056	$17	$(109)	$5,964
Other comprehensive loss before reclassifications	(4,915)	(1)	—	(4,916)
Amounts reclassified from accumulated other comprehensive income	—		11	11
Tax effects	—	—	(2)	(2)
Balance at December 27, 2024	$1,141	$16	$(100)	$1,057
Other comprehensive loss before reclassifications	1,133	(4)	—	1,129
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—	—	(3)	(3)
Balance at March 29, 2025	$2,274	$12	$(93)	$2,193

    The reclassifications out of AOCI for the three and six months ended April 3, 2026 and March 28, 2025 were as follows:

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$10	$10	$21	$21	Other income and expense
Tax effects	(2)	(3)	(5)	(5)	Income tax expense
Total reclassifications for the period	$8	$7	$16	$16

18    ACQUISITIONS

On October 25, 2024, the Company acquired all the outstanding common stock of Endless Summer Technologies Proprietary, Ltd ("EST") and related patents and other assets used in EST's business and operations in a purchase transaction with EST's sole shareholder (the "Seller"). EST, based in Durban, South Africa, has been a long term

Index	JOHNSON OUTDOORS INC.
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

Total transaction costs incurred for the acquisition were approximately $635, of which approximately $110 was recognized during the six months ended March 28, 2025, and the remainder was recognized in fiscal 2024. The costs are included in Administrative management, finance and information systems expenses in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and six month periods ended April 3, 2026 and March 28, 2025. All monetary amounts, other than share and per share amounts, are stated in thousands.

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

Index	JOHNSON OUTDOORS INC.
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

Highlights

Net sales of $194,480 for the second quarter of fiscal 2026 increased $26,131, or 16%, from the same period in the prior year. The increase between quarterly periods was mainly driven by improved trade conditions, price increases, and strong overall product response in the markets in which we compete, especially in the Fishing segment. Gross margin increased to 38.8% compared to 35.0% in the prior year quarter. The sales gain and margin improvement contributed to a $5,448 increase in operating income in the current year quarter versus the prior year quarter.

On February 20, 2026, the Supreme Court of the United States ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were unlawful. Certain of the Company's imports were previously subject to such tariffs under IEEPA. Effective April 20, 2026, the U.S. Customs and Border Protection launched a platform for importers of record to begin submitting IEEPA tariff refund requests. We are unable to estimate any applicable financial effects for any recovery of potential

Index	JOHNSON OUTDOORS INC.
refunds, as the timing and amount of recovery are uncertain. We will continue to assess and evaluate new information as it becomes available.

Seasonality

The Company’s business is seasonal in nature. The second fiscal quarter traditionally falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2025		2024		2023
Quarter Ended	Net Sales	Operating (Profit) Loss	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	18%	125%	23%	—%	27%	47%
March	28%	(30)%	30%	1%	30%	97%
June	31%	(45)%	29%	1%	28%	149%
September	23%	50%	18%	98%	15%	(193)%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net sales:
Fishing	$159,025	$134,891	$271,395	$217,363
Camping & Watercraft Recreation	18,053	17,852	28,654	27,303
Diving	17,315	15,820	35,289	31,504
Other / Corporate / Eliminations	87	(214)	77	(172)
Total	$194,480	$168,349	$335,415	$275,998
Operating profit (loss):
Fishing	$18,705	$9,469	$26,225	$1,208
Camping & Watercraft Recreation	788	1,246	(330)	600
Diving	(236)	(413)	(572)	(1,321)
Other / Corporate / Eliminations	(8,908)	(5,401)	(17,886)	(15,825)
Total	$10,349	$4,901	$7,437	$(15,338)

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales - Second Fiscal Quarter

Consolidated net sales for the three months ended April 3, 2026 were $194,480, an increase of $26,131, or 16%, compared to $168,349 for the three months ended March 28, 2025. Foreign currency translation had an impact of less than 1% on current year second quarter consolidated net sales compared to the prior year's second quarter consolidated net sales.

Net sales for the three months ended April 3, 2026 for the Fishing business were $159,025, an increase of $24,134, or 18%, from $134,891 during the second fiscal quarter of the prior year. The increase in sales in this segment between quarters was mainly due to improved trade conditions, a stronger competitive position in the market, and pricing.

Index	JOHNSON OUTDOORS INC.
Net sales for the Camping & Watercraft Recreation business were $18,053 for the second quarter of the current fiscal year, an increase of $201, or 1%, from the prior year net sales during the same period of $17,852. Growth in e-commerce channels overcame the unfavorable impact of a continuing weak end market for watercraft recreation products.

Net sales for Diving for the second quarter of fiscal 2026 were $17,315, which increased $1,495, or 9%, compared to net sales of $15,820 for the three months ended March 28, 2025. The sales increase over the prior year second quarter was primarily driven by the improved market conditions and growth in ecommerce. Additionally, foreign currency translation had a favorable impact of approximately 5% on sales in this segment in the current year second quarter versus the prior year second quarter.

Net Sales - Year-To-Date

Consolidated net sales for the six months ended April 3, 2026 were $335,415, an increase of $59,417, or 21.5%, compared to $275,998 for the six months ended March 28, 2025. Foreign currency translation had a negligible impact on net sales of the current year to date period compared to the prior year to date period.

Net sales for the six months ended April 3, 2026 for the Fishing business were $271,395, an increase of $54,032, or 25%, from $217,363 during the prior year to date period. The increase in sales in this segment between year to date periods was mainly due to improved trade conditions, sales generated by the launch of new products, and pricing.

Net sales for the six months ended April 3, 2026 for the Camping & Watercraft Recreation business were $28,654, an increase of $1,351, or 5%, from the prior year net sales during the same period of $27,303. Growth in e-commerce channels overcame the unfavorable impact of a continuing weak end market for watercraft recreation products.

Net sales for the six months ended April 3, 2026 for the Diving business were $35,289, an increase of $3,785, or 12%, compared to net sales of $31,504 for the six months ended March 28, 2025. The sales increase over the prior year to date period was primarily driven by the improved market conditions and growth in ecommerce. Additionally, foreign currency translation had a favorable impact of approximately 5% on sales in this segment versus the prior year to date period.

Cost of Sales

Cost of sales for the three months ended April 3, 2026 of $118,992 increased $9,509 compared to $109,483 for the three months ended March 28, 2025, due primarily to the increase in sales volumes over the prior year quarter as well as higher costs from tariffs in the current year second quarter on purchased raw materials and components. Higher material costs were offset in part by lower labor costs driven by efficiencies from cost cutting initiatives.

Cost of sales for the six months ended April 3, 2026 of $208,317 increased $23,368 compared to $184,949 for the six months ended March 28, 2025, due primarily to the increase in sales volumes over the prior year to date period as well as higher costs from tariffs on purchased raw materials and components incurred in the current year to date period. Higher material costs were offset in part by lower labor costs driven by efficiencies from cost cutting initiatives.

Gross Profit Margin

For the three months ended April 3, 2026, gross profit as a percentage of net sales increased to 38.8% compared to 35.0% in the three month period ended March 28, 2025, mainly as a result of improved overhead absorption driven by higher sales volumes between the quarters. Pricing actions taken by the Company and cost saving initiatives also helped offset the impact of incremental tariffs in the current quarter.

For the six months ended April 3, 2026, gross profit as a percentage of net sales increased to 37.9% compared to 33.0% in the six months ended March 28, 2025, mainly as a result improved overhead absorption driven by higher sales volumes between the periods. Pricing actions taken by the Company and cost savings initiatives also helped to offset the impact of incremental tariffs in the current year to date period.

Operating Expenses

Operating expenses were $65,139 for the three months ended April 3, 2026, compared to $53,965 for the three months ended March 28, 2025. The main drivers of the $11,174 increase between quarters were higher sales-volume related costs as well as increased variable compensation costs.
Operating expenses were $119,661 for the six months ended April 3, 2026, compared to $106,387 for the six months ended March 28, 2025. The main drivers of the $13,274 increase between year to date periods were higher sales-volume related costs, higher variable compensation costs and additional professional services expense in the current year to date period.

Index	JOHNSON OUTDOORS INC.
Operating Profit/Loss

Operating profit on a consolidated basis for the three month period ended April 3, 2026 was $10,349, compared to $4,901 in the second quarter of the prior fiscal year.   As discussed above, the improvement in operating profit between quarters was driven primarily by an increase in sales and gross margin improvements between periods.

Operating profit on a consolidated basis for the six month period ended April 3, 2026 was $7,437, compared to operating loss of $15,338 in the prior year to date period.   As discussed above, the improvement in operating profit (loss) was driven primarily by an increase in sales and gross margin improvements between periods.

Interest

Interest expense was $48 and $68 for the three months ended April 3, 2026 and March 28, 2025, respectively, and $105 and $115 for the six months ended April 3, 2026 and March 28, 2025, respectively.

Interest income was $632 and $625 for the three months ended April 3, 2026 and March 28, 2025, respectively, and $1,952 and $1,658 for the six months ended April 3, 2026 and March 28, 2025, respectively.

Other Expense (Income), net

Other income was $726 for the three months ended April 3, 2026 compared to $1,300 in the prior year period.  The main driver of the $574 decrease period over period was a $418 decrease in net investment gains and earnings on the assets related to the Company's non-qualified deferred compensation plan in the current year quarter, entirely offset as a reduction to operating expense. For the three months ended April 3, 2026, foreign currency exchange gains were $196 compared to foreign currency exchange losses of $21 for the three months ended March 28, 2025.

Other income was $332 for the six months ended April 3, 2026 compared to $974 in the prior year period.  The $642 decrease was primarily attributable to a $639 decrease in net investment gains and earnings on the assets related to the Company's non-qualified deferred compensation plan in the current year-to-date period, entirely offset as a reduction to operating expense. For the six months ended April 3, 2026, foreign currency exchange gains were $128 compared to foreign currency exchange gains of $183 for the six months ended March 28, 2025.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The Company recorded income tax expense of $798 and $2,843, respectively, in the three and six month periods ended April 3, 2026 which equated to an effective tax rate of 7.8% and 31.8%, respectively. The effective tax rate was impacted by an adjustment related to the Company's U.S. valuation allowance on deferred tax assets. The Company recorded an expense of $1,854 during the three months ended March 28, 2025, which equated to an effective tax rate of 44.6%. The Company recorded a benefit of $1,783 during the six months ended March 28, 2025, which equated to an effective tax benefit of 12.1%.

Net Income/Loss

Net income for the three months ended April 3, 2026 was $9,409, or $0.89 per diluted common class A and B share, compared to $2,304, or $0.22 per diluted common class A and B share, for the second quarter of the prior fiscal year.

Net income for the six months ended April 3, 2026 was $6,109, or $0.58 per diluted common class A and B share, compared to net loss of $12,986, or $1.26 per diluted common class A and B share, during the corresponding period of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $107,876 as of April 3, 2026, compared to $93,951 as of March 28, 2025.  The Company’s debt to total capitalization ratio was 0% as of April 3, 2026 and March 28, 2025.  The Company’s total debt balance was $0 as of each of April 3, 2026 and March 28, 2025.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion of our credit facilities.

Accounts receivable, net of allowance for credit losses, were $126,852 as of April 3, 2026, an increase of $10,076 compared to $116,776 as of March 28, 2025.  The increase is consistent with the increased sales volumes over the prior year quarter.

Index	JOHNSON OUTDOORS INC.
Inventories were $186,900 as of April 3, 2026, an increase of $6,843, compared to $180,057 as of March 28, 2025. The increase is the result of a strategic ramp-up of inventory and safety stock in response to higher sales volumes period over period. Accounts payable were $52,332 at April 3, 2026 compared to $44,323 as of March 28, 2025. The increase of $8,010 is consistent with the increase in inventory.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six months ended
(thousands)	April 3, 2026	March 28, 2025
Cash used for:
Operating activities	$(50,700)	$(38,566)
Investing activities	(10,475)	(7,749)
Financing activities	(6,897)	(6,879)
Effect of foreign currency rate changes on cash	(451)	(2,668)
Decrease in cash and cash equivalents	$(68,523)	$(55,862)

Operating Activities

Cash used for operations totaled $50,700 for the six months ended April 3, 2026 compared to $38,566 during the corresponding period of the prior fiscal year.  The increase in cash used for operations over the prior year six month period was due primarily to inventory changes between periods offset in part by higher income in the current year to date period. Depreciation and amortization charges were $10,097 for the six month period ended April 3, 2026 compared to $10,041 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $10,475 for the six months ended April 3, 2026 compared to $7,749 for the corresponding period of the prior fiscal year. The prior year period reflects $12,197 paid to acquire a business, partially offset by proceeds from maturity of investments of $11,826. Capital expenditures were $10,496 in the six months ended April 3, 2026, compared to $7,378 in the prior year to date period. Any additional capital expenditures in fiscal 2026 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $6,897 for the six months ended April 3, 2026 compared to $6,879 for the six month period ended March 28, 2025 and represents the payment of dividends and purchase of treasury stock for both periods. The Company had no debt during either six month period ended April 3, 2026 and March 28, 2025. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of April 3, 2026 the Company held approximately $61,795 of cash, cash equivalents and short-term investments in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended April 3, 2026.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $51 and $67 as of April 3, 2026 and March 28, 2025, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Index	JOHNSON OUTDOORS INC.
The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2025 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates”, which was filed with the Securities and Exchange Commission on December 12, 2025. There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended April 3, 2026.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2025, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management”, which was filed with the Securities and Exchange Commission on December 12, 2025. There have been no significant changes to our market risk in the six months ended April 3, 2026.

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
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans.

During the three month period ended April 3, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: May 8, 2026
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2026 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2026, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.