Form 10-Q
period 2026-07-03
JOHNSON OUTDOORS INC
filed 2026-08-07
CIK 788329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 30, 2026, 9,273,554 shares of Class A and 1,206,116 shares of Class B common stock of the Registrant were outstanding.

JOHNSON OUTDOORS INC.

Index	JOHNSON OUTDOORS INC.
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net sales	$189,731	$180,655	$525,146	$456,653
Cost of sales	103,796	112,728	312,113	297,677
Gross profit	85,935	67,927	213,033	158,976
Operating expenses:
Marketing and selling	41,811	37,553	118,582	102,581
Administrative management, finance and information systems	17,098	15,423	43,559	41,134
Research and development	8,683	7,621	25,112	23,269
Total operating expenses	67,592	60,597	187,253	166,984
Operating income (loss)	18,343	7,330	25,780	(8,008)
Interest income	(1,199)	(927)	(3,151)	(2,585)
Interest expense	50	49	155	164
Other expense (income), net	(3,778)	(2,292)	(3,446)	(1,318)
Income (loss) before income taxes	23,270	10,500	32,222	(4,269)
Income tax expense	8,322	2,758	11,165	975
Net income (loss)	$14,948	$7,742	$21,057	$(5,244)

Weighted average common shares - Basic:
Class A	9,112	9,066	9,093	9,052
Class B	1,206	1,208	1,206	1,208
Participating securities	70	19	61	20
Weighted average common shares - Dilutive	10,388	10,293	10,360	10,280
Net income (loss) per common share - Basic:
Class A	$1.44	$0.75	$2.04	$(0.52)
Class B	$1.31	$0.72	$1.85	$(0.52)
Net income (loss) per common share - Diluted:
Class A	$1.42	$0.75	$2.00	$(0.52)
Class B	$1.42	$0.75	$2.00	$(0.52)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
(thousands)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net income (loss)	$14,948	$7,742	$21,057	$(5,244)
Other comprehensive income (loss):
Foreign currency translation	(733)	5,192	(1,222)	1,410
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(8)	—	(13)
Change in pension plans, net of tax	8	9	23	25
Total other comprehensive income (loss)	(725)	5,193	(1,199)	1,422
Total comprehensive income (loss)	$14,223	$12,935	$19,858	$(3,822)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(thousands, except share data)	July 3, 2026	October 3, 2025	June 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$175,245	$176,399	$158,691
Short term investments	—	—	2,331
Accounts receivable, net	76,414	50,454	81,993
Inventories	188,263	170,726	163,732
Other current assets	7,979	11,209	13,326
Total current assets	447,901	408,788	420,073
Property, plant and equipment, net of accumulated depreciation of $221,822, $210,262 and $205,136, respectively	95,919	93,744	94,335
Right of use assets	49,485	46,570	45,038
Deferred income taxes	1,020	3,074	25,360
Goodwill	11,048	10,456	10,162
Other intangible assets, net	9,068	9,529	9,635
Deferred compensation plan assets	32,450	30,681	28,617
Other assets	1,479	1,261	1,253
Total assets	$648,370	$604,103	$634,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,192	$40,085	$43,478
Current lease liability	9,408	8,260	7,793
Accrued liabilities:
Salaries, wages and benefits	24,772	20,649	16,999
Accrued warranty	15,269	12,149	12,443
Income taxes payable	5,230	1,757	1,676
Accrued discounts and returns	9,350	7,063	8,452
Accrued customer programs	4,597	4,373	4,941
Other	11,135	10,304	9,780
Total current liabilities	132,953	104,640	105,562
Non-current lease liability	42,219	40,424	39,137
Deferred income taxes	2,039	2,061	2,025
Retirement benefits	1,718	1,706	1,682
Deferred compensation liability	32,476	30,681	28,618
Other liabilities	6,330	6,172	6,985
Total liabilities	217,735	185,684	184,009
Shareholders’ equity:
Common stock:
Class A shares issued and outstanding: 9,275,079, 9,166,621 and 9,164,729, respectively	465	460	460
Class B shares issued and outstanding: 1,206,210, 1,206,210 and 1,207,534, respectively	61	61	61
Capital in excess of par value	94,571	91,867	91,422
Retained earnings	332,559	321,768	354,205
Accumulated other comprehensive income	6,090	7,289	7,386
Treasury stock at cost, shares of Class A common stock: 50,327, 48,259 and 48,775, respectively	(3,111)	(3,026)	(3,070)
Total shareholders’ equity	430,635	418,419	450,464
Total liabilities and shareholders’ equity	$648,370	$604,103	$634,473

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

Nine Months Ended July 3, 2026
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
BALANCE AT OCTOBER 3, 2025	10,372,831	$521	$91,867	$321,768	$7,289	$(3,026)
Net loss	—	—	—	(3,300)	—	—
Dividends declared	—	—	—	(3,399)	—	—
Award of non-vested shares	82,172	4	(4)	—	—	—
Stock-based compensation	—	—	806	—	—	—
Currency translation adjustment	—	—	—	—	1,095	—
Change in pension plans, net of tax of $3	—	—	—	—	8	—
Purchase of treasury stock at cost	(1,949)	—	—	—	—	(80)
BALANCE AT JANUARY 2, 2026	10,453,054	$525	$92,669	$315,069	$8,392	$(3,106)
Net income	—	—	—	9,409	—	—
Dividends declared	—	—	—	(3,439)	—	—
Award of non-vested shares	21,757	1	(1)	—	—	—
Stock-based compensation	—	—	948	—	—	—
Currency translation adjustment	—	—	—	—	(1,584)	—
Change in pension plans, net of tax of $2	—	—	—	—	7	—
Purchase of treasury stock at cost	(119)	—	—	—	—	(5)
BALANCE AT April 3, 2026	10,474,692	$526	$93,616	$321,039	$6,815	$(3,111)
Net income	—	—	—	14,948	—	—
Dividends declared	—	—	—	(3,428)	—	—
Award of non-vested shares	6,597	—	—	—	—
Stock-based compensation	—	—	955	—	—	—
Currency translation adjustment	—	—	—	—	(733)	—
Change in pension plans, net of tax	—	—	—	—	8	—
BALANCE AT JULY 3, 2026	10,481,289	$526	$94,571	$332,559	$6,090	$(3,111)

Index	JOHNSON OUTDOORS INC.

Nine Months Ended June 27, 2025
(thousands except for shares)	Shares	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
BALANCE AT SEPTEMBER 27, 2024	10,301,738	$517	$90,146	$369,592	$5,964	$(2,795)
Net loss	—	—	—	(15,290)	—	—
Dividends declared	—	—	—	(3,362)	—	—
Award of non-vested shares	32,121	1	(1)	—	—	—
Stock-based compensation	—	—	507	—	—	—
Currency translation adjustment	—	—	—	—	(4,915)	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1)	—
Change in pension plans, net of tax of $3	—	—	—	—	9	—
Non-vested stock forfeitures	(3,690)	—	200	—	—	(200)
Purchase of treasury stock at cost	(2,657)	—	—	—	—	(88)
BALANCE AT DECEMBER 27, 2024	10,327,512	$518	$90,852	$350,940	$1,057	$(3,083)
Net income	—	—	—	2,304	—	—
Dividends declared	—	—	—	(3,372)	—	—
Award of non-vested shares	38,548	3	(3)	—	—
Stock-based compensation	—	—	750	—	—	—
Currency translation adjustment	—	—	—	—	1,133	—
Unrealized loss on available-for-sales securities, net of tax	—	—	—	—	(4)	—
Change in pension plans, net of tax of $3	—	—	—	—	7	—
BALANCE AT MARCH 28, 2025	10,366,060	$521	$91,599	$349,872	$2,193	$(3,083)
Net income	—	—	—	7,742	—	—
Dividends declared	—	—	—	(3,409)	—	—
Issuance of stock under employee stock purchase plan	6,203	—	120	—	—
Stock-based compensation	—	—	(284)	—	—	—
B to A conversion	—	—	(13)	—	—	—
Tax effects on stock based awards	—	—	—	—	—	—
Non-vested stock forfeitures	—	—	—	—	—	13
Currency translation adjustment	—	—	—	—	5,192	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	(8)	—
Change in pension plans, net of tax of $2		—	—	—	9	—
BALANCE AT JUNE 27, 2025	10,372,263	$521	$91,422	$354,205	$7,386	$(3,070)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(thousands)	July 3, 2026	June 27, 2025
CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$21,057	$(5,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,545	14,872
Amortization of intangible assets	470	427
Amortization of deferred financing costs	51	55
Stock based compensation	2,709	973
Loss on disposal of productive assets	133	80
Deferred income taxes	2,079	(1,711)
Change in operating assets and liabilities:
Accounts receivable, net	(26,130)	(40,761)
Inventories, net	(17,847)	48,928
Accounts payable and accrued liabilities	26,864	12,728
Other current assets	3,215	2,986
Other non-current assets	(275)	(23)
Other long-term liabilities	282	(1,072)
Other, net	(159)	572
	26,994	32,810
CASH USED FOR INVESTING ACTIVITIES
Payments for purchase of businesses	—	(12,197)
Proceeds from maturity of short-term investments	—	14,021
Proceeds from sale of productive assets	21	—
Capital expenditures	(16,350)	(11,826)
	(16,329)	(10,002)
CASH USED FOR FINANCING ACTIVITIES
Common stock transactions	—	121
Debt issuance costs paid	—	(55)
Dividends paid	(10,232)	(10,120)
Purchases of treasury stock	(85)	(88)
	(10,317)	(10,142)
Effect of foreign currency rate changes on cash	(1,502)	527
(Decrease) Increase in cash and cash equivalents	(1,154)	13,193
CASH AND CASH EQUIVALENTS
Beginning of period	176,399	145,498
End of period	$175,245	$158,691

Supplemental Disclosure:
Cash paid for taxes	$2,093	$2,020
Accrued dividends	34	23
Cash paid for interest	94	121
Non-cash treasury stock activity	85	187

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index	JOHNSON OUTDOORS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1    BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position of Johnson Outdoors Inc. and subsidiaries (collectively, the “Company”) as of July 3, 2026 and June 27, 2025, and their results of operations for the three and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2025 which was filed with the Securities and Exchange Commission on December 12, 2025.

All monetary amounts, other than share and per share amounts, are stated in thousands.

2    ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for credit losses of $1,423, $1,232 and $670 as of July 3, 2026, October 3, 2025 and June 27, 2025, respectively. The determination of the allowance for credit losses is based on a combination of factors. In circumstances where specific collection concerns about a receivable exist, a reserve is established to value the affected account receivable at an amount the Company believes will be collected. For all other customers, the Company recognizes allowances for credit losses based on historical experience of bad debts as a percent of accounts receivable outstanding for each business segment. Uncollectible accounts are written off against the allowance for credit losses after collection efforts have been exhausted. The Company typically does not require collateral on its accounts receivable.

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

For the three and nine month periods ended July 3, 2026 and the three month period ended June 27, 2025, basic income per share for the Class A and Class B shares has been presented using the two class method and reflects the allocation of undistributed income described above. For the nine month period ended June 27, 2025, basic net loss per share for Class A and Class B shares was the same because there were no cumulative undistributed earnings.

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

For the three and nine month periods ended July 3, 2026 and the three month period ended June 27, 2025, diluted net income per share reflects the effect of dilutive stock units and assumes the conversion of Class B common stock into Class A common stock. For the nine month period ended June 27, 2025, the effect of non-vested restricted stock units is excluded from the diluted loss per share calculation as their inclusion would have been anti-dilutive.

Shares of non-vested stock that could potentially dilute earnings per share in the future which were not included in the fully diluted computation because they would have been anti-dilutive totaled 156,842 and 95,654 for the three months ended July 3, 2026 and June 27, 2025, respectively, and 154,040 and 80,507 for the nine months ended July 3, 2026 and June 27, 2025, respectively. Stock units that could potentially dilute earnings per share in the future and which were not included in the fully diluted computation because they would have been anti-dilutive were 48,517 and 102,291 for the three months ended July 3, 2026 and June 27, 2025, respectively, and 57,945 and 101,638 for the nine months ended July 3, 2026 and June 27, 2025, respectively.

Dividends per share

Dividends per share for the three and nine month periods ended July 3, 2026 and June 27, 2025 were as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Dividends declared per common share:
Class A	$0.33	$0.33	$0.99	$0.99
Class B	$0.30	$0.30	$0.90	$0.90

4    STOCK-BASED COMPENSATION AND STOCK OWNERSHIP PLANS

The Company’s current stock ownership plans allow for issuance of stock options to acquire shares of Class A common stock by key executives and non-employee directors. Current plans also allow for issuance of shares of restricted stock, restricted stock units or stock appreciation rights in lieu of stock options.

Under the Company’s 2023 Non-Employee Director Stock Ownership Plan and the 2020 Long-Term Incentive Plan (the only plans where shares currently remain available for future equity incentive awards) there were a total of 645,732 shares of the Company’s Class A common stock available for future grant to non-employee directors and key executives at July 3, 2026. Share awards previously made under the Company's 2012 Non-Employee Director Stock Ownership Plan, which no longer allow for additional share grants, also remain outstanding.

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

Index	JOHNSON OUTDOORS INC.
A summary of non-vested stock activity for the nine months ended July 3, 2026 related to the Company’s stock ownership plans is as follows:

	Shares	Weighted Average Grant Price
Non-vested stock at October 3, 2025	92,894	$40.56
Non-vested stock grants	109,478	43.39
Restricted stock vested	(39,223)	36.27
Non-vested stock at July 3, 2026	163,149	43.50

Non-vested stock grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of shares by tendering a portion of the vested shares back to the Company.  Shares tendered back to the Company were 2,068 and 1,609 during the nine month periods ended July 3, 2026 and June 27, 2025, respectively.

Stock compensation expense, net of forfeitures, related to non-vested stock was $769 and $462 for the three month periods ended July 3, 2026 and June 27, 2025, respectively, and $2,189 and $1,278 for the nine month periods ended July 3, 2026 and June 27, 2025, respectively. Unrecognized compensation cost related to non-vested stock as of July 3, 2026 was $4,209, which amount will be amortized to expense through December 2028 or adjusted for changes in future estimated or actual forfeitures.

The fair value of restricted stock vested during the nine month periods ended July 3, 2026 and June 27, 2025 was $1,894 and $690, respectively.

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

A summary of RSU activity for the nine months ended July 3, 2026 follows:

	Number of RSUs	Weighted Average Grant Price
RSUs at October 3, 2025	121,253	$44.76
RSUs granted	28,899	40.92
RSUs vested and canceled due to performance targets not being met	(31,250)	56.54
RSUs at July 3, 2026	118,902	40.73

The Company recognized expense related to RSUs of $187 and $520 for the three and nine month periods ended July 3, 2026, respectively. The Company recognized income related to RSUs of $660 and $384 for the three and nine month periods ended June 27, 2025, respectively, as a result of reversing compensation expense previously recognized due to an expectation that performance conditions would not be met for certain awards. Unrecognized compensation cost related to non-vested RSUs as of July 3, 2026 was $1,617, which amount will be amortized to expense through September 2028 or adjusted for changes in future estimated or actual forfeitures.

RSU grantees may elect to reimburse the Company for withholding taxes due as a result of the vesting of units and issuance of unrestricted shares of Class A common stock by tendering a portion of such unrestricted shares back to the Company. Shares tendered back to the Company for this purpose were 0 during both of the nine month periods ended July 3, 2026 and June 27, 2025.

Index	JOHNSON OUTDOORS INC.
The fair value of restricted stock units recognized as a tax deduction during the nine month periods ended July 3, 2026 and June 27, 2025 was $0 and $0, respectively.

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

During the three and nine month periods ended July 3, 2026, the Company issued 0 shares of Class A common stock and recognized $0 of income in connection with the Employees' Stock Purchase Plan. During the three month period ended June 27, 2025, the Company issued 6,203 shares of Class A common stock and recognized $86 of expense in connection with this plan. During the nine month period ended June 27, 2025, the Company issued 6,203 shares of Class A common stock and recognized $79 of expense in connection with this plan.

5    LEASES

The Company leases certain facilities and machinery and equipment under long-term, non-cancelable operating leases. The Company determines if an arrangement is a lease at inception.

As of July 3, 2026, the Company had approximately 150 leases, with remaining terms ranging from less than one year to 14 years. Some of the leases contain variable payment terms, such as payments based on fluctuations in the Consumer Price Index (CPI). Some leases also contain options to extend or terminate the lease. To the extent the Company is reasonably certain to exercise these options, they have been considered in the calculation of the right-of-use ("ROU") assets and lease liabilities. Under current lease agreements, there are no residual value guarantees or restrictive lease covenants. In calculating the ROU assets and lease liabilities, several assumptions and judgments were made by the Company, including whether a contract is or contains a lease under the applicable definition, and the determination of the discount rate, which is assumed to be the incremental borrowing rate. The incremental borrowing rate is derived from information available to the Company at the lease commencement date based on lease length and location.

The components of lease expense recognized in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended July 3, 2026 and June 27, 2025 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three months ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Lease Cost
Operating lease costs	$2,832	$2,680	$8,174	$7,951
Short-term lease costs	427	559	1,544	1,687
Variable lease costs	58	53	174	152
Total lease cost	$3,317	$3,292	$9,892	$9,790

Included in the amounts in the table above were rent expense to related parties of $332 and $959 for the three and nine months ended July 3, 2026, respectively, and $314 and $941 for the three and nine months ended June 27, 2025, respectively.

As of July 3, 2026, the Company did not have any finance leases or sublease agreements. Additionally, the Company does not have any leases in which it is the lessor. While the Company extended or renewed various existing leases during the quarter, there were no significant new leases entered into during the quarter ended July 3, 2026. As of July 3, 2026, the Company did not have any significant operating lease commitments that have not yet commenced. Supplemental balance sheet, cash flow, and other information related to operating leases was as follows:

	Nine Months Ended
	July 3, 2026	June 27, 2025
Operating leases:

Operating lease ROU assets	$49,485	$45,038

Current operating lease liabilities	9,408	7,793
Non-current operating lease liabilities	42,219	39,137
Total operating lease liabilities	$51,627	$46,930

Weighted average remaining lease term (in years)	9.75	10.58

Weighted average discount rate	3.44%	3.4%

Cash paid for amounts included in the measurement of lease liabilities	$8,012	$7,565

ROU assets obtained in exchange for lease liabilities	$3,512	$4,147

Future minimum rental commitments under non-cancelable operating leases with an initial lease term in excess of one year at July 3, 2026 were as follows:

Index	JOHNSON OUTDOORS INC.

Year	Related parties included in total	Total
Remainder of 2026	$397	$2,736
2027	1,590	10,537
2028	1,630	7,465
2029	1,679	5,864
2030	1,730	5,584
Thereafter	2,081	28,646
Total undiscounted lease payments	9,107	60,832
Less: Imputed interest	(1,006)	(9,205)
Total net lease liability	$8,101	$51,627

6    INCOME TAXES

For the three and nine months ended July 3, 2026 and June 27, 2025, the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Three Months Ended		Nine Months Ended
(thousands, except tax rate data)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Income (Loss) before income taxes	$23,270	$10,500	$32,222	$(4,269)
Income tax expense	8,322	2,758	11,165	975
Effective income tax rate	35.8%	26.3%	34.7%	(22.8)%

The change in the Company’s effective tax rate for the three and nine months ended July 3, 2026 compared to the three and nine months ended June 27, 2025 was primarily due to the impact of U.S. tariff refunds received increasing the U.S. income and overall income tax expense during the period. The Company's effective tax rate is impacted by valuation allowances in domestic and certain foreign tax jurisdictions and, as a result, changes in the geographic source of Company profits or losses between periods can, in certain instances, have varying impacts on the Company's effective tax rate during a particular period.

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

The impact of the Company’s operations in jurisdictions where a valuation allowance is assessed is removed from the overall effective tax rate methodology and recorded directly based on year-to-date results for the year for which no tax expense or benefit can be recognized.  The significant tax jurisdictions that have a valuation allowance for the periods ended July 3, 2026 and June 27, 2025 were:

July 3, 2026	June 27, 2025
Indonesia	Indonesia
Switzerland	Switzerland
United States

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, the Company may adjust the reserves

Index	JOHNSON OUTDOORS INC.
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

7    INVENTORIES

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Inventories at the end of the respective periods consisted of the following:

	July 3, 2026	October 3, 2025	June 27, 2025
Raw materials	$79,853	$90,993	$85,956
Finished goods	108,410	79,733	77,776
	$188,263	$170,726	$163,732

8    GOODWILL

The changes in goodwill during the nine months ended July 3, 2026 and June 27, 2025 were as follows:

	July 3, 2026	June 27, 2025
Balance at beginning of period	$10,456	$—
Acquisitions	—	10,231
Amount attributable to movements in foreign currency rates	592	(69)
Balance at end of period	$11,048	$10,162

The goodwill at July 3, 2026 relates to the acquisition of Endless Summer Technologies Proprietary, Ltd. in the Company's Diving segment. See Note 18 below for additional information on this acquisition.

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

9    WARRANTIES

The Company provides warranties on certain of its products as they are sold. The following table summarizes the Company’s warranty activity for the nine months ended July 3, 2026 and June 27, 2025.

	July 3, 2026	June 27, 2025
Balance at beginning of period	$12,149	$10,211
Expense accruals for warranties issued during the period	9,724	8,969
Less current period warranty claims paid	(6,604)	(6,737)
Balance at end of period	$15,269	$12,443

Index	JOHNSON OUTDOORS INC.

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

In February 2026, the United States Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by statute. Following the ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to suspend collection of such tariffs and to establish a process to refund amounts previously collected. During the third fiscal quarter, the Company filed refund claims with CBP related to eligible tariff payments previously paid on imports in fiscal 2025 and early 2026. As of July 3, 2026, the Company received $15,600, representing refunds of substantially all claims submitted. Exclusive of an immaterial amount of interest, the refunds were recognized as a reduction of cost of goods sold in the Company's condensed consolidated statements of operations for the three and six months ended July 3, 2026.

Following these rulings, new tariffs were imposed under other laws in addition to existing non-IEEPA tariffs. We continue to analyze the impact of changes in tariffs and what steps, if any, we may take to mitigate their impact.

11    INDEBTEDNESS

The Company had no debt outstanding at July 3, 2026, October 3, 2025, or June 27, 2025.

Revolver
The Company and certain of its subsidiaries entered into an unsecured credit facility with PNC Bank National Association and Associated Bank, N.A. ("the Lending Group") dated as of November 15, 2017.  This credit facility consisted of a $75 million Revolving Credit Facility among the Company, certain of the Company’s subsidiaries, PNC Bank National Association, as lender and as administrative agent, and the other lender named therein (as amended, the “Credit Agreement” or “Revolver”). The Revolver provides for borrowing of up to an aggregate principal amount not to exceed $75,000 with a $50,000 accordion feature that gave the Company the option to request an increase of the maximum financing availability (i.e., an aggregate borrowing amount of $125,000) subject to the conditions of the Credit Agreement and subject to the approval of the lenders.

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
•Borrowings under the new Credit Agreement are secured generally by substantially all of the personal property of the Company and the subsidiary borrowers. The restated credit facility requires springing borrowing base certificate requirements if the availability under the facility is less than $25 million;
•The restated Credit Agreement provides the Company with the option to request additional increases in the revolving credit facility for an additional aggregate amount of $50 million (i.e., an aggregate borrowing amount of $100 million) subject to the conditions of the Credit Agreement and subject to the approval of the Lenders;
•Interest is payable under the restated Credit Agreement, at the Company’s option, based upon an overnight bank rate, SOFR or the prime rate plus an applicable margin and it resets the interest rate calculation at the

Index	JOHNSON OUTDOORS INC.
Company’s option on an either one, three or six month basis by instituting an applicable margin based on the Company’s net leverage ratio (net of up to $25 million in unrestricted cash and cash equivalents on hand) for the trailing twelve month period. The applicable SOFR margin ranges from 1.25 percent to 2.00 percent;
•The restated Credit Agreement requires the Company to maintain a net leverage ratio of less than 3:00 to 1.00 and an interest coverage ratio of not less than 3.50 : 1.00, each tested on a quarterly basis; and
•The restated Credit Agreement restricts the Company’s ability to incur additional debt and engage in certain asset or stock acquisitions or dispositions and includes maximum leverage ratio and minimum interest coverage ratio covenants.

The interest rates on the Revolver at July 3, 2026 and June 27, 2025 were approximately 4.8% and 5.4%, respectively.

Other Borrowings
The Company had no unsecured revolving credit facilities at its foreign subsidiaries as of July 3, 2026 or June 27, 2025.  The Company utilizes letters of credit primarily as security for the payment of future claims under its workers’ compensation insurance, which totaled approximately $51 and $67 as of July 3, 2026 and June 27, 2025, respectively.

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

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at July 3, 2026, October 3, 2025 and June 27, 2025 due to the short term maturities of these instruments. See Note 13 for discussion of fair value of cash and cash equivalents. When indicators of impairment are present, the Company may be required to value certain long-lived assets such as property, plant, and equipment, and other intangibles at their fair value.

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

Index	JOHNSON OUTDOORS INC.
The following table summarizes the Company’s financial assets measured at fair value as of July 3, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$32,450	$—	$—	$32,450
Marketable securities	—	—	—	—
Total	$32,450	$—	$—	$32,450

The following table summarizes the Company’s financial assets measured at fair value as of October 3, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$30,681	$—	$—	$30,681
Marketable securities	—	—	—	—
Total	$30,681	$—	$—	$30,681

The following table summarizes the Company’s financial assets measured at fair value as of June 27, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Rabbi trust assets	$28,617	$—	$—	$28,617
Marketable securities	—	2,331	—	2,331
Total	$28,617	$2,331	$—	$30,948

The effect of changes in the fair value of financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended July 3, 2026 and June 27, 2025 was:

		Three Months Ended		Nine Months Ended
	Location of income recognized in Statement of Operations	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Rabbi trust assets	Other income (expense), net	$3,247	$2,407	$1,544	$(358)

There were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to their initial recognition for either of the nine month periods ended July 3, 2026 or June 27, 2025.

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

Index	JOHNSON OUTDOORS INC.
not active, quoted prices of similar securities, recently executed transactions, broker quotations, and other inputs that are observable.

There were no marketable securities held as of July 3, 2026 or October 3, 2025. The following table summarizes the Company’s marketable securities measured at fair value as of June 27, 2025:

	Amortized Cost	Fair Value	Gross unrealized gains	Gross unrealized losses

Fixed rate Canadian Government Bonds	2,326	2,331	5	—
Total	$2,326	$2,331	$5	$—

There were no purchases or sales of available-for-sale securities during the nine month periods ended July 3, 2026 or June 27, 2025, respectively. Proceeds from the maturities of available-for-sale securities were $0 and $14,021 for the nine month period ended July 3, 2026 and June 27, 2025, respectively. No unrealized gains or losses were reclassified out of accumulated other comprehensive income during the same periods.

At June 27, 2025, contractual maturities were all within one year from the period end and therefore were classified as Short term investments on the accompanying Condensed Consolidated Balance Sheets.

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

Index	JOHNSON OUTDOORS INC.
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

Estimated costs of returns, allowances and discounts, based on historic experience, are accrued as a reduction to sales when revenue is recognized. The Company provides customers the right to return eligible products under certain circumstances. At July 3, 2026, the right to returns asset was $1,186 and the accrued returns liability was $3,078. At June 27, 2025, the right to returns asset was $1,447 and the accrued returns liability was $3,783. The Company also offers assurance-type warranties relating to its products sold to end customers that continue to be accounted for under ASC 460 Guarantees.

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

A summary of the Company’s operations by business segment is presented below:

Index	JOHNSON OUTDOORS INC.

Three Months Ended July 3, 2026	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$149,522	$16,395	$23,313	$501	$189,731
Interunit transfers	463	37	—	(500)	—
Net Sales	149,985	16,432	23,313	1	189,731
Cost of goods sold	87,050	7,889	8,944	(87)	103,796
Gross profit	62,935	8,543	14,369	88	85,935
Marketing and selling expense	27,221	5,483	6,649	2,458	41,811
Administrative management, finance and information systems expense	2,837	1,224	3,205	9,832	17,098
Research and development expense	6,513	720	1,229	221	8,683
Operating profit (loss)	$26,364	$1,116	$3,286	$(12,423)	$18,343

Depreciation and Amortization Expense	$3,657	$393	$327	$541	$4,918
Capital Expenditures	$(3,182)	$(555)	$(163)	$(1,954)	$(5,854)
Total assets (end of period)	$313,031	$74,889	$95,798	$164,652	$648,370

Three Months Ended June 27, 2025	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$140,243	$18,884	$21,197	$331	$180,655
Interunit transfers	436	24	4	(464)	—
Net Sales	140,679	18,908	21,201	(133)	180,655
Cost of goods sold	93,409	10,105	9,438	(224)	112,728
Gross profit	47,270	8,803	11,763	91	67,927
Marketing and selling expense	24,796	5,422	5,168	2,167	37,553
Administrative management, finance and information systems expense	2,255	1,076	3,781	8,311	15,423
Research and development expense	5,666	717	1,238	—	7,621
Operating profit (loss)	$14,553	$1,588	$1,576	$(10,387)	$7,330

Depreciation and Amortization Expense	$3,822	$424	$257	$756	$5,259
Capital Expenditures	$(3,606)	$(79)	$(391)	$(372)	$(4,448)
Total assets (end of period)	$304,451	$78,304	$97,008	$154,710	$634,473

Index	JOHNSON OUTDOORS INC.

Nine Months Ended July 3, 2026	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$420,254	$45,019	$58,602	$1,271	$525,146
Interunit transfers	1,126	67	—	(1,193)	—
Net Sales	421,380	45,086	58,602	78	525,146
Cost of goods sold	263,027	24,512	24,760	(186)	312,113
Gross profit	158,353	20,574	33,842	264	213,033
Marketing and selling expense	78,445	14,446	18,762	6,929	118,582
Administrative management, finance and information systems expense	8,402	3,317	8,586	23,254	43,559
Research and development expense	18,917	2,025	3,780	390	25,112
Operating profit (loss)	$52,589	$786	$2,714	$(30,309)	$25,780

Depreciation and Amortization Expense	$11,147	$1,201	$956	$1,711	$15,015
Capital Expenditures	$(11,672)	$(1,057)	$(252)	$(3,369)	$(16,350)
Total assets (end of period)	$313,031	$74,889	$95,798	$164,652	$648,370

Nine Months Ended June 27, 2025	Fishing	Camping & Watercraft Recreation	Diving	Other/Corporate	Total
Unaffiliated customers	$357,138	$46,153	$52,691	$671	$456,653
Interunit transfers	904	58	14	(976)	—
Net Sales	358,042	46,211	52,705	(305)	456,653
Cost of goods sold	250,476	25,091	22,614	(504)	297,677
Gross profit	107,566	21,120	30,091	199	158,976
Marketing and selling expense	66,310	13,753	14,596	7,922	102,581
Administrative management, finance and information systems expense	7,850	3,236	11,559	18,489	41,134
Research and development expense	17,645	1,943	3,681	—	23,269
Operating profit (loss)	$15,761	$2,188	$255	$(26,212)	$(8,008)

Depreciation and Amortization Expense	$10,885	$1,273	$739	$2,402	$15,299
Capital Expenditures	$(9,881)	$(322)	$(934)	$(689)	$(11,826)
Total assets (end of period)	$304,451	$78,304	$97,008	$154,710	$634,473

Other Segment Information
During the three and nine month periods ended July 3, 2026, one customer of the Company's Fishing and Camping & Watercraft Recreation segments accounted for more than 10% of the Company's consolidated revenues, which amounted to sales of approximately $28,573 and $108,252, respectively. During the three and nine month periods ended June 27, 2025, one customer of the Company's Fishing and Camping & Watercraft Recreation segments each accounted for more than 10% of the Company's consolidated revenues, which amounted to sales of approximately $34,171 and $95,215, respectively.

17    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the nine months ended July 3, 2026 were as follows:

Index	JOHNSON OUTDOORS INC.

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at October 3, 2025	$7,356	$—	$(67)	$7,289
Other comprehensive income before reclassifications	1,095	—	—	1,095
Amounts reclassified from accumulated other comprehensive income	—	—	11	11
Tax effects	—	—	(3)	(3)
Balance at January 2, 2026	$8,451	$—	$(59)	$8,392
Other comprehensive loss before reclassifications	(1,584)	—	—	(1,584)
Amounts reclassified from accumulated other comprehensive income	—	—	9	9
Tax effects	—	—	(2)	(2)
Balance at April 3, 2026	$6,867	$—	$(52)	$6,815
Other comprehensive loss before reclassifications	(733)	—	—	(733)
Amounts reclassified from accumulated other comprehensive income	—	—	11	11
Tax effects	—	—	(3)	(3)
Balance at July 3, 2026	$6,134	$—	$(44)	$6,090

The changes in AOCI by component, net of tax, for the nine months ended June 27, 2025 were as follows:

	Foreign Currency Translation Adjustment	Unrealized gain (loss) on available-for sale securities	Unamortized Loss on Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 27, 2024	$6,056	$17	$(109)	$5,964
Other comprehensive loss before reclassifications	(4,915)	(1)	—	(4,916)
Amounts reclassified from accumulated other comprehensive income	—		11	11
Tax effects	—	—	(2)	(2)
Balance at December 27, 2024	$1,141	$16	$(100)	$1,057
Other comprehensive income (loss) before reclassifications	1,133	(4)	—	1,129
Amounts reclassified from accumulated other comprehensive income	—	—	10	10
Tax effects	—	—	(3)	(3)
Balance at March 28, 2025	$2,274	$12	$(93)	$2,193
Other comprehensive income (loss) before reclassifications	5,192	(8)	—	5,184
Amounts reclassified from accumulated other comprehensive income	—	—	11	11
Tax effects	—	—	(2)	(2)
Balance at June 27, 2025	$7,466	$4	$(84)	$7,386

    The reclassifications out of AOCI for the three and nine months ended July 3, 2026 and June 27, 2025 were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025	Statement of Operations Presentation
Unamortized loss on defined benefit pension plans:
Amortization of loss	$11	$11	$31	$32	Other income and expense
Tax effects	(3)	(2)	(8)	(7)	Income tax expense
Total reclassifications for the period	$8	$9	$23	$25

18    ACQUISITIONS

On October 25, 2024, the Company acquired all the outstanding common stock of Endless Summer Technologies Proprietary, Ltd ("EST") and related patents and other assets used in EST's business and operations in a purchase transaction with EST's sole shareholder (the "Seller"). EST, based in Durban, South Africa, has been a long-term supplier of products to the Company and it specializes in the design, development and manufacturing of scuba equipment through unique application of existing, new and emerging technologies. The EST acquisition is included in the Company's Diving segment, and is expected to provide new innovative products, unlock synergies and enhance operating efficiencies for the Diving segment.

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
Total transaction costs incurred for the acquisition were approximately $635, of which approximately $110 was recognized during the nine months ended June 27, 2025, and the remainder was recognized in fiscal 2024. The costs are included in Administrative management, finance and information systems expenses in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes comments and analysis relating to the results of operations and financial condition of Johnson Outdoors Inc. and its subsidiaries (collectively, the “Company”) as of and for the three and nine month periods ended July 3, 2026 and June 27, 2025. All monetary amounts, other than share and per share amounts, are stated in thousands.

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that immediately precede this section, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2025 which was filed with the Securities and Exchange Commission on December 12, 2025.

Forward-Looking Statements

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

Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of the Company’s Form 10-K for the fiscal year ended October 3, 2025 which was filed with the Securities and Exchange Commission on December 12, 2025 and the following:  changes in economic conditions, consumer confidence levels and discretionary spending patterns in key markets; uncertainties stemming from political instability or changes in government policy and actions (and its impact on the economies in jurisdictions where the Company has operations); uncertainties stemming from changes in U.S. trade policies, tariffs, and the reaction of other countries to such changes; the global outbreaks of disease which may affect market and economic conditions and may have wide-ranging impacts on employees, customers and various aspects of our operations; the Company’s success in implementing its strategic plan, including its targeted sales growth platforms, innovation focus and its increasing digital presence; litigation costs related to actions of and disputes with third parties, including competitors; the Company’s continued success in its working capital management and cost-structure reductions; the Company’s success in integrating strategic acquisitions; the risk of future write-downs of goodwill or other long-lived assets; the ability of the Company’s customers to meet payment obligations; the impact of actions of the Company's competitors with respect to product development or enhancement or the introduction of new products into the Company's markets; movements in foreign currencies, interest rates or commodity costs; fluctuations in the prices of raw materials or the availability of raw materials or components used by the Company; any disruptions in the Company's supply chain as a result of material fluctuations in the Company's order volumes and requirements for raw materials and other components, or the demand for those same raw materials and components by third parties, necessary to manufacture and produce the Company's products including related to shortages in procuring necessary raw materials and components to manufacture and produce such products; the success of the Company’s suppliers and customers and the impact of any consolidation in the industries of the Company's suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to litigation matters; and adverse weather conditions and other factors impacting climate change legislation. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Highlights

Net sales of $189,731 for the third quarter of fiscal 2026 increased $9,076, or 5%, from the same period in the prior year. The increase between quarterly periods was mainly driven by improved trade conditions, price increases, and strong overall product response in the markets in which we compete, especially in the Fishing segment. Gross margin increased to 45.3% compared to 37.6% in the prior year quarter due in large part to tariff refunds received during the current quarter as discussed below. The sales gain and margin improvement contributed to an $11,013 increase in operating income in the current year quarter versus the prior year quarter.

As discussed in "Note 10 - Contingencies," during the third fiscal quarter, the Company submitted claims for refunds of IEEPA tariffs previously paid on imports in fiscal 2025 and early 2026. Refunds received through July 3, 2026 totaled approximately $15,600, including interest. The Company recognized a benefit in Cost of sales on the accompanying Condensed Consolidated Statements of Operations for $15,015 representing the portion of the refund relating to products previously sold.

Seasonality

The Company’s business is seasonal in nature. The third fiscal quarter traditionally falls within the Company’s primary selling season for its warm-weather outdoor recreation products.  The table below sets forth a historical view of the Company’s seasonality during the last three fiscal years.

	Fiscal Year
	2025		2024		2023
Quarter Ended	Net Sales	Operating (Profit) Loss	Net Sales	Operating Profit (Loss)	Net Sales	Operating Profit (Loss)
December	18%	125%	23%	—%	27%	47%
March	28%	(30)%	30%	1%	30%	97%
June	31%	(45)%	29%	1%	28%	149%
September	23%	50%	18%	98%	15%	(193)%
	100%	100%	100%	100%	100%	100%

Results of Operations

The Company’s net sales and operating profit (loss) by business segment for the periods shown below were as follows:

Index	JOHNSON OUTDOORS INC.

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net sales:
Fishing	$149,985	$140,679	$421,380	$358,042
Camping & Watercraft Recreation	16,432	18,908	45,086	46,211
Diving	23,313	21,201	58,602	52,705
Other / Corporate / Eliminations	1	(133)	78	(305)
Total	$189,731	$180,655	$525,146	$456,653
Operating profit (loss):
Fishing	$26,364	$14,553	$52,589	$15,761
Camping & Watercraft Recreation	1,116	1,588	786	2,188
Diving	3,286	1,576	2,714	255
Other / Corporate / Eliminations	(12,423)	(10,387)	(30,309)	(26,212)
Total	$18,343	$7,330	$25,780	$(8,008)

See “Note 16 – Segments of Business” of the notes to the accompanying Condensed Consolidated Financial Statements for the definition of segment net sales and operating profit.

Net Sales - Third Fiscal Quarter

Consolidated net sales for the three months ended July 3, 2026 were $189,731, an increase of $9,076, or 5%, compared to $180,655 for the three months ended June 27, 2025. Foreign currency translation had a negligible impact on current year third quarter consolidated net sales compared to the prior year's third quarter consolidated net sales.

Net sales for the three months ended July 3, 2026 for the Fishing business were $149,985, an increase of $9,306, or 7%, from $140,679 during the third fiscal quarter of the prior year. The increase in sales in this segment between quarters was mainly due to a stronger competitive position in the market for Company products and product pricing increases between periods.

Net sales for the Camping & Watercraft Recreation business were $16,432 for the third quarter of the current fiscal year, a decrease of $2,476, or 13%, from the prior year net sales during the same period of $18,908. The decline was driven primarily by the unfavorable impact of continuing weak marketplace conditions for the segment.

Net sales for Diving for the third quarter of fiscal 2026 were $23,313, which increased $2,112, or 10%, compared to net sales of $21,201 for the three months ended June 27, 2025. The sales increase over the prior year third quarter was primarily driven by strong sales in the U.S. and Asian marketplaces. Additionally, foreign currency translation had a favorable impact of approximately 2% on sales in this segment in the current year quarter versus the prior year quarter.

Net Sales - Year-To-Date

Consolidated net sales for the nine months ended July 3, 2026 were $525,146, an increase of $68,493, or 15.0%, compared to $456,653 for the nine months ended June 27, 2025. Foreign currency translation had an impact of less than 1% on net sales of the current year to date period compared to the prior year to date period.

Net sales for the nine months ended July 3, 2026 for the Fishing business were $421,380, an increase of $63,338, or 18%, from $358,042 during the prior year to date period. The increase in sales in this segment between year to date periods was mainly due to sales generated by a stronger competitive position for Company products and product pricing increases between periods.

Net sales for the nine months ended July 3, 2026 for the Camping & Watercraft Recreation business were $45,086, a decrease of $1,125, or 2%, from the prior year net sales during the same period of $46,211 due primarily to the unfavorable impact of a continuing weak end-market for watercraft recreation products.

Net sales for the nine months ended July 3, 2026 for the Diving business were $58,602, an increase of $5,897, or 11%, compared to net sales of $52,705 for the nine months ended June 27, 2025. The sales increase over the prior year to date period was primarily driven by an improved market position and the success of new products introduced during the current year to date period. Additionally, foreign currency translation had a favorable impact of approximately 3% on sales in this segment versus the prior year to date period.

Index	JOHNSON OUTDOORS INC.

Cost of Sales

Cost of sales for the three months ended July 3, 2026 of $103,796 decreased $8,932 compared to $112,728 for the three months ended June 27, 2025. The decline year over year is driven primarily by the refund of approximately $15,000 of IEEPA tariffs received by the Company during the current year quarter which were recognized as a reduction to Cost of sales. The impact of these refunds was offset in part by additional costs related to increased sales volumes and higher costs of raw materials.

Cost of sales for the nine months ended July 3, 2026 of $312,113 increased $14,436 compared to $297,677 for the nine months ended June 27, 2025, due primarily to the increase in sales volumes over the prior year to date period as well as higher costs of raw materials and components incurred in the current year to date period. The cost increases were offset in part by the tariff refunds noted above and lower labor and overhead costs driven by volume efficiencies and cost cutting initiatives implemented by the Company during the current year to date period.

Gross Profit Margin

For the three months ended July 3, 2026, gross profit as a percentage of net sales increased to 45.3% compared to 37.6% in the three month period ended June 27, 2025. The IEEPA tariff refunds noted above drove 7.9 points of improvement over the prior year period. Improved overhead absorption driven by higher sales volumes between the quarters, pricing actions taken by the Company and cost saving initiatives offset the impact of raw material cost increases and additional tariffs paid in the current quarter.

For the nine months ended July 3, 2026, gross profit as a percentage of net sales increased to 40.6% compared to 34.8% in the nine months ended June 27, 2025. The IEEPA tariff refunds noted above drove 2.9 points of the improvement between periods. Additionally, pricing actions taken by the Company, improved overhead absorption and cost savings initiatives more than offset the impact of higher material costs incurred in the current year to date period to further drive margin improvement.

Operating Expenses

Operating expenses were $67,592 for the three months ended July 3, 2026, compared to $60,597 for the three months ended June 27, 2025. The main drivers of the $6,995 increase between quarters were higher sales-volume related costs as well as increased variable compensation costs.

Operating expenses were $187,253 for the nine months ended July 3, 2026, compared to $166,984 for the nine months ended June 27, 2025. The main drivers of the $20,269 increase between year to date periods were higher sales-volume related costs, higher variable compensation costs and additional professional services expense in the current year to date period.

Operating Profit/Loss

Operating profit on a consolidated basis for the three month period ended July 3, 2026 was $18,343, compared to $7,330 in the third quarter of the prior fiscal year.   As discussed above, the improvement in operating profit between quarters was driven primarily by the receipt of the IEEPA tariff refunds offset in part by the impact of higher operating expenses.

Operating profit on a consolidated basis for the nine month period ended July 3, 2026 was $25,780, compared to an operating loss of $8,008 in the prior year to date period.   As discussed above, the improvement in operating profit (loss) was driven primarily by the receipt of the IEEPA tariff refunds in addition to an increase in sales between periods.

Interest

Interest expense was $50 and $49 for the three months ended July 3, 2026 and June 27, 2025, respectively, and $155 and $164 for the nine months ended July 3, 2026 and June 27, 2025, respectively.

Interest income was $1,199 and $927 for the three months ended July 3, 2026 and June 27, 2025, respectively, and $3,151 and $2,585 for the nine months ended July 3, 2026 and June 27, 2025, respectively. The current year quarter and year-to-date periods include $310 of interest income received on IEEPA tariff refunds.

Other Expense (Income), net

Other income was $3,778 for the three months ended July 3, 2026 compared to $2,292 in the prior year period.  The main drivers of the $1,486 increase period over period was a $913 increase in net investment gains and earnings on the assets related

Index	JOHNSON OUTDOORS INC.
to the Company's non-qualified deferred compensation plan in the current year quarter, entirely offset as an increase to operating expense between the same quarters. Additionally, for the three months ended July 3, 2026, foreign currency exchange gains were $465 compared to foreign currency exchange losses of $457 for the three months ended June 27, 2025.

Other income was $3,446 for the nine months ended July 3, 2026 compared to $1,318 in the prior year period.  The $2,128 increase was primarily attributable to a $1,552 increase in net investment gains and earnings on the assets related to the Company's non-qualified deferred compensation plan in the current year-to-date period, entirely offset as an increase to operating expense between the same periods. Additionally, foreign currency exchange gains were $592 for the nine months ended July 3, 2026, compared to foreign currency exchange losses of $274 for the nine months ended June 27, 2025.

Income Tax Expense

The Company’s provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates.  The Company recorded income tax expense of $8,322 and $11,165, respectively, in the three and nine month periods ended July 3, 2026 which equated to an effective tax rate of 35.8% and 34.7%, respectively. The effective tax rate was impacted by the IEEPA tariff refunds, discussed above, which increased income in the U.S. and overall income tax expense during the period. The Company recorded an expense of $2,758 during the three months ended June 27, 2025, which equated to an effective tax rate of 26.3%. The Company recorded expense of $975 during the nine months ended June 27, 2025, which equated to an effective tax rate of (22.8)%.

Net Income/Loss

Net income for the three months ended July 3, 2026 was $14,948, or $1.42 per diluted common class A and B share, compared to $7,742, or $0.75 per diluted common class A and B share, for the third quarter of the prior fiscal year.

Net income for the nine months ended July 3, 2026 was $21,057, or $2.00 per diluted common class A and B share, compared to net loss of $5,244, or $0.52 per diluted common class A and B share, during the corresponding period of the prior fiscal year.

Liquidity and Financial Condition

Cash and cash equivalents and short term investments totaled $175,245 as of July 3, 2026, compared to $161,022 as of June 27, 2025.  The Company’s debt to total capitalization ratio was 0% as of July 3, 2026 and June 27, 2025.  The Company’s total debt balance was $0 as of each of July 3, 2026 and June 27, 2025.  See “Note 11 – Indebtedness” in the notes to the Company’s accompanying condensed consolidated financial statements for further discussion of our credit facilities.

Accounts receivable, net of allowance for credit losses, were $76,414 as of July 3, 2026, a decrease of $5,579 compared to $81,993 as of June 27, 2025.  Inventories were $188,263 as of July 3, 2026, an increase of $24,531, compared to $163,732 as of June 27, 2025. The increase in inventory balances was primarily the result of increased costs and a strategic ramp-up of inventory and safety stock in response to higher sales volumes experienced period over period. Accounts payable were $53,192 at July 3, 2026 compared to $43,478 as of June 27, 2025. The increase of $9,714 is consistent with the increase in inventory between periods.

The Company’s cash flows from operating, investing and financing activities, as presented in the Company’s accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine months ended
(thousands)	July 3, 2026	June 27, 2025
Cash provided by/(used) for:
Operating activities	$26,994	$32,810
Investing activities	(16,329)	(10,002)
Financing activities	(10,317)	(10,142)
Effect of foreign currency rate changes on cash	(1,502)	527
(Decrease) increase in cash and cash equivalents	$(1,154)	$13,193

Operating Activities

Index	JOHNSON OUTDOORS INC.
Cash provided by operations totaled $26,994 for the nine months ended July 3, 2026 compared to $32,810 during the corresponding period of the prior fiscal year.  The decrease in cash provided by operations over the prior year nine month period was due primarily to inventory changes between periods offset in part by higher income in the current year to date period. Depreciation and amortization charges were $15,015 for the nine month period ended July 3, 2026 compared to $15,299 for the corresponding period of the prior year.

Investing Activities

Cash used for investing activities totaled $16,329 for the nine months ended July 3, 2026 compared to $10,002 for the corresponding period of the prior fiscal year. The prior year period reflects $12,197 paid to acquire a business, partially offset by proceeds from maturity of investments of $14,021. Capital expenditures were $16,350 in the nine months ended July 3, 2026, compared to $11,826 in the prior year to date period. Any additional capital expenditures in fiscal 2026 are expected to be funded by working capital.

Financing Activities

Cash used for financing activities totaled $10,317 for the nine months ended July 3, 2026 compared to $10,142 for the nine month period ended June 27, 2025 and represents the payment of dividends and purchase of treasury stock for both periods. The Company had no debt during either nine month period ended July 3, 2026 and June 27, 2025. See Note 11 "Indebtedness" to the accompanying Condensed Consolidated Financial Statements for additional information on our credit facilities.

As of July 3, 2026 the Company held approximately $69,226 of cash, cash equivalents and short-term investments in bank accounts in foreign taxing jurisdictions.

Contractual Obligations and Off Balance Sheet Arrangements

The Company has contractual obligations and commitments to make future payments including under operating leases and open purchase orders.  There have been no changes outside of the ordinary course of business in the specified contractual obligations during the quarter ended July 3, 2026.

The Company utilizes letters of credit primarily as security for the payment of future claims under its workers compensation insurance.  Letters of credit outstanding were approximately $51 and $67 as of July 3, 2026 and June 27, 2025, respectively.

The Company has no other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates are identified in the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2025 in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates,” which was filed with the Securities and Exchange Commission on December 12, 2025. There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended July 3, 2026.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk in foreign currency exchange rates, interest rates, commodity prices and inflation. For a discussion of exposure to market risk, refer to the Company’s Annual Report on Form 10-K for the fiscal year ending October 3, 2025, in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Market Risk Management,” which was filed with the Securities and Exchange Commission on December 12, 2025. There have been no significant changes to our market risk in the nine months ended July 3, 2026.

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

Index	JOHNSON OUTDOORS INC.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Trading Plans.

During the three month period ended July 3, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

See Exhibit Index to this Form 10-Q report.

Index	JOHNSON OUTDOORS INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSON OUTDOORS INC.
Signatures Dated: August 7, 2026
/s/ Helen P. Johnson-Leipold
Helen P. Johnson-Leipold
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Asad Rahman
Asad Rahman
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

101
The following materials from Johnson Outdoors Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2026 formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2026, formatted in Inline XBRL (included in Exhibit 101).

(1) This certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.